Form 10-Q
period 1996-06-01
BRAUNS FASHIONS CORP
filed 1996-07-24
CIK 883943

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 - For the quarterly period ended June 1, 1996.

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 - For the transition period from _______________ to
       _______________.

Commission File No. 0-19972


                          BRAUN'S FASHIONS CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                                      06 - 1195422
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification Number)

                             2400 XENIUM LANE NORTH
                            PLYMOUTH, MINNESOTA 55441
                    (Address of principal executive offices)
                        TELEPHONE NUMBER: (612) 551-5000


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ___X___ NO __________

As of July 1, 1996 -- 3,793,312 shares of Common Stock were outstanding.

The manually signed copy of this report contains 17 pages.


                          BRAUN'S FASHIONS CORPORATION

                                      INDEX


PART I. FINANCIAL INFORMATION                                           PAGE NO.

Item 1.     Consolidated Condensed Financial Statements:

               Consolidated Condensed Balance Sheet --
               As of June 1, 1996 and March 2, 1996..........................3

               Consolidated Condensed Statement of Operations --
               For the Quarter Ended June 1, 1996 and May 27, 1995...........4

               Consolidated Condensed Statement of Cash Flows --
               For the Quarter Ended June 1, 1996 and May 27, 1995...........5

               Notes to Consolidated Condensed Financial Statements..........6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................9



PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings...............................................15

Item 6.     Exhibits and Reports on Form 8 - K..............................15
            Signatures......................................................16




PART I.  FINANCIAL INFORMATION

                          BRAUN'S FASHIONS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET

ASSETS                                                           JUNE 1,         MARCH 2,
                                                                  1996             1996
                                                              ------------    ------------
Current assets --
      * Cash and cash equivalents                             $  1,464,911    $  1,543,131
      * Accounts receivable, net of allowance
           for doubtful accounts                                   626,520         614,228
      * Merchandise inventory                                   14,259,776      12,858,439
      * Prepaid expenses                                         1,466,429       1,840,304
                                                              ------------    ------------
      TOTAL CURRENT ASSETS:                                     17,817,636      16,856,102

Equipment and improvements, net                                 14,506,068      14,865,961

Other assets --
      * Leasehold interests, net                                    35,216          48,488
      * Deferred financing costs, net                              426,418         449,218
      * Other assets                                               125,110          83,799
                                                              ------------    ------------
      TOTAL OTHER ASSETS:                                          586,744         581,505
                                                              ------------    ------------
      TOTAL ASSETS:                                           $ 32,910,448    $ 32,303,568
                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities --
      * Checks issued, not yet presented for payment          $    509,476    $  1,335,088
      * Accounts payable                                         1,550,911       2,183,362
      * Other accrued liabilities                                2,608,985       2,487,308
      * Current maturities of capital lease obligation             222,541         217,867
      * Long-term obligations subject to acceleration           12,584,000      10,384,000
                                                              ------------    ------------
      TOTAL CURRENT LIABILITIES:                                17,475,913      16,607,625

Long-term liabilities --
      * Capital lease obligation                                   894,441         951,860
      * Accrued rent obligation                                  1,096,065       1,081,701
                                                              ------------    ------------
      TOTAL LONG-TERM LIABILITIES:                               1,990,506       2,033,561

Stockholders' equity --
      * Preferred stock-$0.01 par value, 1,000,000 shares
        authorized; none outstanding                                  --              --
      * Common stock-$0.01 par value, 9,000,000 shares
        authorized; 3,793,312 shares issued and outstanding
        at June 1, 1996 and March 2, 1996                           37,933          37,933
      * Additional paid - in capital                            25,079,052      25,079,052
      * Accumulated deficit                                    (11,672,956)    (11,454,603)
                                                              ------------    ------------
      TOTAL STOCKHOLDERS' EQUITY:                               13,444,029      13,662,382
                                                              ------------    ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:             $ 32,910,448    $ 32,303,568
                                                              ============    ============


See accompanying notes to consolidated condensed financial statements.



                          BRAUN'S FASHIONS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS


                                                            QUARTER ENDED
                                                    ----------------------------
                                                    JUNE 1, 1996    MAY 27, 1995
                                                    ------------    ------------
Net sales                                           $ 21,504,169    $ 21,966,744

Merchandise, buying and occupancy                     14,798,532      15,866,932
                                                    ------------    ------------
Gross profit                                           6,705,637       6,099,812

Selling, general and administrative expenses           5,936,215       6,065,676
Depreciation and amortization                            762,541         786,199
                                                    ------------    ------------
Operating income (loss)                                    6,881        (752,063)

Other expense
      * Interest, net                                    359,063         310,232
                                                    ------------    ------------
Income (loss) before income taxes                       (352,182)     (1,062,295)

Income tax provision (benefit)                          (133,829)       (403,673)
                                                    ------------    ------------
Net income (loss)                                   $   (218,353)   $   (658,622)
                                                    ============    ============

Net income (loss) per common share and common
   share equivalent                                 $      (0.06)   $      (0.17)
                                                    ============    ============

Weighted average number of shares of common
   stock and common stock equivalents outstanding      3,793,312       3,791,272
                                                    ============    ============


See accompanying notes to consolidated condensed financial statements.


                          BRAUN'S FASHIONS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                                             QUARTER ENDED
                                                                       ---------------------------
                                                                       JUNE 1, 1996   MAY 27, 1995
                                                                        -----------    -----------
Cash flows from operating activities
     * Net income (loss)                                                $  (218,353)   $  (658,622)

Adjustments to reconcile net income to net cash provided by operating activities:
     * Depreciation and amortization                                        762,541        786,199
     * Amortization of deferred financing costs                              22,800         22,800
     * Increase in accrued rent obligation                                   14,364         17,242

Changes in operating assets and liabilities:
     * (Increase) decrease in accounts receivable                           (12,292)         1,940
     * (Increase) decrease in merchandise inventory and
       prepaid expenses                                                  (1,068,773)       377,222
     * Increase (decrease) in accounts payable and
       accrued liabilities                                               (1,336,386)    (1,787,885)
     * Other                                                                   --          (16,184)
                                                                        -----------    -----------
            Net cash used in operating activities                        (1,836,099)    (1,257,288)

Cash flows from investing activities --
     * Purchase of equipment and improvements                              (389,376)      (180,154)
                                                                        -----------    -----------
            Net cash used in investing activities                          (389,376)      (180,154)

Cash flows from financing activities --
     * Principal payments on long-term debt                                 (52,745)       (68,704)
     * Proceeds from revolving line of credit                             2,500,000      2,200,000
     * Principal payments on revolving line of credit                      (300,000)      (500,000)
                                                                        -----------    -----------
            Net cash generated by financing activities                    2,147,255      1,631,296

Net increase (decrease) in cash and cash equivalents                        (78,220)       193,854
                                                                        -----------    -----------
Cash and cash equivalents at beginning of year                            1,543,131        630,097
                                                                        -----------    -----------
Cash and cash equivalents at end of period                              $ 1,464,911    $   823,951
                                                                        ===========    ===========




NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:

1.     BASIS OF PRESENTATION AND CHAPTER 11 REORGANIZATION

       The financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1996.

       The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

       On July 2, 1996 (the "Petition Date"), Braun's Fashions Corporation and Braun's Fashions, Inc. (collectively referred to as "Debtor" or "Company") filed petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware ("the Bankruptcy Court"). The Company is managing its affairs and operating its business under Chapter 11 as a debtor-in-possession while a Plan of Reorganization is formulated.

       Through a reorganization under Chapter 11, management is in the process of restructuring the operations and obligations of the Company in order to strengthen the Company's financial position and operating performance.

       The accompanying consolidated financial statements have been prepared on a going concern basis assuming the realization of assets and liquidation of postpetition liabilities in the ordinary course of business. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a Plan of Reorganization, future profitable operations, the ability to comply with a debtor-in-possession financing agreement and the ability to generate sufficient cash from operations to meet obligations.

       Under the provisions of the Bankruptcy Code, actions to enforce certain claims against the Company are stayed if such claims arose, or are based on events that occurred before the Petition Date. The terms of the ultimate settlement of these liabilities will be determined based upon a Plan of Reorganization to be confirmed by the Bankruptcy Court.

       Subsequent to July 2, 1996, the Company is endeavoring to notify all known or potential creditors of the Chapter 11 filing to identify all prepetition claims. Generally, the creditors have until August 16, 1996, (the "Bar Date") to file claims.

       The Company intends to follow the American Institute of Certified Public Accountants' (AICPA) Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". This statement modifies standard reporting practices, requiring, among other things, separate disclosure of all liabilities subject to compromise in a Plan of Reorganization and the segregation of items directly related to the Chapter 11 filing from operating results. The Company also intends to follow the Statement's requirements for reporting upon confirmation of a Plan of Reorganization.

       In the second quarter, the Company expects to record a charge, the full amount of which cannot yet be reasonably determined, related to costs of restructuring its operations and obligations and closing certain of its stores. These charges will consist primarily of professional fees, the writeoff of deferred financing costs related to its 9% Senior Notes, lease rejection claims, losses on disposal of property and equipment, and other expenses and losses directly related to the closure of these stores and a reserve related to excess inventory in continuing stores and in relation to purchase order commitments. Store closings are more fully discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations.


2.     9% SENIOR NOTES

       In October 1993, the Company issued $10 million of public debt in the form of 9% Senior Notes (the "Notes") due January 31, 2001. The Notes are general unsecured senior obligations of the Company and are guaranteed on a senior unsecured basis by BFI. The Notes' indenture contains certain financial covenants which, among other things, require the Company to maintain certain financial ratios, limit the ability of the Company and BFI to incur liens for the purpose of securing additional indebtedness, and restrict the Company's ability to declare dividends. In August 1995, the Company received a consent of waiver from the holders of its Notes of the potential default of the interest coverage ratio covenant at the end of the second and fourth quarters of fiscal 1996. Without this waiver, the Company would have been in default of the covenant at the end of both quarters. The Note's indenture requires the Company to redeem $2.5 million of the aggregate principal amount of the Notes (reduced to the extent of the Notes purchased or redeemed earlier by the Company) on January 31, 1998, and on January 31 of each of the three years thereafter, at a redemption price equal to par plus accrued interest.

       The indenture to the Notes contains an acceleration provision. Accordingly, if the Company is not in compliance with the financial covenants of the Notes at any point during the current year, the holders of the Notes may declare the principal and any unpaid interest of these obligations currently due. Therefore, these obligations are presented as current liabilities in the balance sheet at the end of the first quarter.

       When the Company begins reporting under AICPA Statement of Position 90-7 in the second quarter, the outstanding balance of the Notes will be classified as a liability subject to compromise in the balance sheet. As part of its Reorganization Plan, the Company intends to extend the maturity date as well as the principal redemption dates of the Notes. Since the Notes are an unsecured obligation, the Company is not required to pay interest during its Chapter 11 proceedings.

       Costs related to the issuance of the Notes are being amortized over the original term of the Notes. The unamortized portion of these costs, $426,418 at June 1, 1996, will be written off in the second quarter in connection with the Company's restructuring of its obligations.

3.     REVOLVING CREDIT FACILITY

       Prior to filing for Chapter 11 bankruptcy protection on July 2, 1996, the Company, through its wholly-owned subsidiary, Braun's Fashions, Inc. ("BFI"), had a revolving credit facility and a letter of credit facility (collectively, the "Revolving Credit Facility") with the National Bank of Canada, N.A. and First Bank National Association (collectively, the "Banks"). The Company was in technical default of the Revolving Credit Facility under the net income covenant, the net worth covenant and the interest coverage ratio covenant at the end of the fourth quarter (March 2, 1996) and at the end of the first quarter of fiscal 1997. The Revolving Credity Facility contains an acceleration provision and accordingly these obligations are presented as current liabilities in the balance sheet at the end of the first quarter. As of July 2, 1996, the Company had borrowings under the Revolving Credit Facility of $2.6 million and outstanding letters of credit of approximately $1.2 million.

       As a result of the Chapter 11 filing, the Company is no longer able to borrow additional money or open new letters of credit under this facility. When the Company begins reporting under AICPA Statement of Position 90-7 in the second quarter, the outstanding loan and letter of credit balance will be classified as a liability subject to compromise in the balance sheet.

       Due to the Chapter 11 filing, the Company was granted temporary relief from re-paying the outstanding balance on the Revolving Credit Facility at July 2, 1996. In addition, the Revolving Credit Facility is an unsecured obligation and the Company is not required to pay interest during its Chapter 11 proceedings.

4.     DEBTOR-IN-POSSESSION FINANCING

       On July 2, 1996, the Bankruptcy Court entered an interim order approving the Revolving Credit and Security Agreement (the "Agreement") dated as of July 8, 1996, by and among Braun's Fashions, Inc. as Borrower, Braun's Fashions Corporation as Guarantor and Norwest Bank Minnesota, National Association (the "Bank"). This order authorizes the Company to borrow up to a maximum of $10 million under the Agreement. Borrowings under the Agreement may be used to finance general working capital requirements, capital expenditures and other general corporate purposes.

       Under the Agreement, the Bank will make revolving loans to, and issue letters of credit for the account of the Company in an aggregate principal amount not to exceed, at any time, the lesser amount of the Borrowing Base (as defined in the Agreement) and $10 million. The obligations of the Company under the Agreement are an allowed administrative expense under Bankruptcy Code section 346 (c) (1) in the reorganization case with a priority over all administrative expenses of the kind specified in Bankruptcy Code sections 503(b) and 507(b), subject only, in the event of default and foreclosure by the Bank of its security interest, to the professional fees of the unsecured creditors' committee and the statutory United States trustees' fees, collectively not to exceed $200,000.

       The Agreement provides that interest on advances to the Company accrues at 1-1/2% above the Bank's publicly announced base rate and is payable in arrears, monthly, on the fourth business day following the completion of a month. The Agreement also provides that, in the event of default, the loan shall bear interest at 2% above the interest rate otherwise in effect, payable on demand.

       The Company may request that the Bank issue commercial and standby letters of credit under the terms of the Agreement. Under the Agreement, the letter of credit obligations shall not exceed $7 million. These letters of credit automatically reduce, dollar for dollar, the amount which the Company may borrow. The Company must pay to the Bank, prior to issuance of the respective letter of credit, a letter of credit fee equal to 1-1/2% per annum of the average daily amount of documentary letters of credit outstanding and 2-1/2% per annum on the average daily amount of standby letter of credits outstanding. The Company must also pay the normal and customary administrative charges in connection with the processing, amending and administering of the letter of credits.

       The Agreement limits the Company's amount of capital expenditures to $2.5 million per fiscal year during the term of the Agreement. In lieu of other financial covenants, the Company has agreed to obtain court approval of a Disclosure Statement by November 2, 1996, and obtain confirmation of its Plan of Reorganization by December 31, 1996. Further, the Agreement, among other things, limits the Company's ability to incur liens, guarantee indebtedness, sell or transfer assets, purchase or hold certain investments, declare or pay dividends, engage in non-related businesses or merge into or acquire other entities.

       The Agreement provides for a facility fee of 0.5% per annum on an amount equal to the average daily difference between the aggregate amount of outstanding letters of credit and outstanding loans and the maximum credit commitment of $10 million. The Company is also required to pay a $1,000 per month collateral monitoring fee.

       Under the Agreement, the Company is required to reduce the aggregate amount outstanding, excluding letters of credit, for a period of 30 consecutive calendar days during the fiscal year, to $2 million in fiscal 1997 and to $1 million for each fiscal year thereafter.

       The loan is secured by all of the Company's assets except fixtures and leasehold improvements.

       The Agreement terminates on the earliest of (i) April 1, 1999, (ii) the date the Plan of Reorganization is confirmed or (iii) the occurrence of an event of default as defined in the Agreement. As of July 10, 1996, the Company had borrowings of $0 and outstanding letters of credit in the amount of $824,180 under this Agreement.


                                     ITEM 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

Braun's Fashions Corporation (the "Company") is a Minneapolis-based regional retailer of women's specialty apparel, which operates through its wholly-owned subsidiary, Braun's Fashions, Inc. ("BFI"). As of June 1, 1996, the Company operated a chain of 221 stores utilizing two distinct retail formats under the names "Braun's" (205 stores) and "Gigi" (16 stores) in 22 states in the Midwest and Pacific Northwest. The Company's stores offer coordinated assortments of moderately priced sportswear, sweaters, dresses and accessories.

REORGANIZATION

In response to the deteriorating liquidity position brought on by losses at approximately 40 of its store locations and to facilitate restructuring of its obligations, the Company filed for protection from its creditors under Chapter 11 of the Bankruptcy Code on July 2, 1996. The Company is managing its affairs and operating its business as a debtor-in-possession while it develops a Plan of Reorganization. The filing results in the automatic stay of the commencement or prosecution of claims against the Company that arose prior to the date of the filing. Until a Reorganization Plan is confirmed by the Bankruptcy Court, payments of prepetition liabilities are limited to those approved by the Bankruptcy Court. As a result, the Company has received temporary relief from satisfying substantially all of its liabilities outstanding on July 2, 1996. The Bankruptcy Court established August 16, 1996, as the bar date by which all creditors whose claims arose prior to the Petition Date are to file proofs of claim with the Bankruptcy Court or be barred from asserting any claim against the Company and voting on or receiving distributions under a Reorganization Plan.

On July 2, 1996, the Company exercised its right under Chapter 11 of the Bankruptcy Code and received Bankruptcy Court approval to reject 39 of its unexpired leases relating to stores the Company desires to close. In connection with these store closings the Company expects to record a loss of approximately $2.9 million related to the writeoff of leasehold improvements and other unusable assets as well as other potential costs associated with closing these stores. Further, the Company will be required to pay the landlords a lease rejection claim equal to the lesser of twelve months rent or the rent for the remaining term of the lease. The Company may elect to reject additional leases until a Plan of Reorganization is confirmed. If additional leases were rejected, the Company would incur an additional writeoff of leasehold improvements and other unusable assets, the amount of which cannot be presently determined. The closure of the 39 stores the Company has already rejected and additional store leases which the Company may reject is expected to enable the Company to concentrate its efforts on those stores that management believes provide potential for ongoing profitability.

The Company is also in the process of evaluating its inventory in its continuing stores and in relation to its purchase order commitments. The Company anticipates that it will establish a reserve related to such inventory. Currently, the amount of this reserve can not be reasonably determined.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain items from the Company's operating statement data expressed as a percentage of net sales.


                                                           QUARTER ENDED
                                                   ----------------------------
                                                   JUNE 1, 1996    MAY 27, 1995
                                                   ------------    ------------
         Net sales                                     100.0%         100.0%
         Merchandise, buying and occupancy              68.8           72.2
                                                   ------------    ------------
         Gross profit                                   31.2           27.8
         Selling, general & admin. expenses             27.6           27.6
         Depreciation and amortization                   3.6            3.6
                                                   ------------    ------------
         Operating income (loss)                         0.0           (3.4)
         Interest, net                                   1.6            1.4
                                                   ------------    ------------
         Income (loss) before income taxes              (1.6)          (4.8)
         Income tax provision (benefit)                 (0.6)          (1.8)
                                                   ------------    ------------
         Net income (loss)                              (1.0)%         (3.0)%
                                                   ============    ============


QUARTER ENDED JUNE 1, 1996 COMPARED TO QUARTER ENDED MAY 27, 1995

NET SALES. Net sales decreased 2% to $21.5 million for the first quarter of fiscal 1997 from net sales of $22.0 million for the first quarter of fiscal 1996. The decrease in net sales was due to a 2% decrease in same store sales as the Company operated approximately the same number of stores in both quarters. Net sales were adversely impacted by a continued sluggish women's specialty apparel industry and unusually cool spring weather in all of the Company's geographic markets.

GROSS PROFIT. Gross profit, which is net sales less cost of merchandise and buying and occupancy expenses, was $6.7 million or 31.2% of net sales during the first quarter of fiscal 1997 compared to $6.1 million or 27.8% of net sales during the same period in fiscal 1996. The percentage increase in gross profit was primarily due to the reduced level of fall and holiday merchandise to be liquidated and the increased concentration of direct imports, which yield a higher gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first quarter of fiscal 1997 decreased to $5.9 million from $6.1 million for the first quarter of fiscal 1996. These expenses were 27.6% of net sales in fiscal 1997 and fiscal 1996.

OPERATING INCOME (LOSS). Operating income for the quarter was $6,881 compared to an operating loss of $752,063 or 3.4% of net sales for the same period last year.

INTEREST, NET. Interest expense, net of interest income, for the first quarter of fiscal 1997 was $359,063, an increase of $48,831 from $310,232 for the first quarter of fiscal 1996. This increase was the result of higher average borrowings and a higher interest rate.

NET INCOME (LOSS). As a result of the foregoing factors, the Company had a net loss of $218,353, or 1.0% of net sales for the first quarter of fiscal 1997 compared to a net loss of $658,622 or 3.0% of net sales for the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES
In October 1993 the Company issued $10 million of public debt in the form of 9% Senior Notes (the "Notes") due January 31, 2001. The Notes are general unsecured senior obligations of the Company and are guaranteed on a senior unsecured basis by BFI. The Notes' indenture contains certain financial covenants which, among other things, require the Company to maintain certain financial ratios, limit the ability of the Company and BFI to incur liens for the purpose of securing additional indebtedness, and restrict the Company's ability to declare dividends. In August 1995, the Company received a consent of waiver from the holders of its Notes of the potential default of the interest coverage ratio covenant at the end of the second and fourth quarters of fiscal 1996. Without this waiver, the Company would have been in default of the covenant at the end of both quarters. The Note's indenture requires the Company to redeem $2.5 million of the aggregate principal amount of the Notes (reduced to the extent of the Notes purchased or redeemed earlier by the Company) on January 31, 1998, and on January 31 of each of the three years thereafter, at a redemption price equal to par plus accrued interest.

The indenture to the Notes contains an acceleration provision. Accordingly, if the Company is not in compliance with the financial covenants of the Notes at any point during the current year, the holders of the Notes may declare the principal and any unpaid interest of these obligations currently due. Therefore, these obligations are presented as current liabilities in the balance sheet at the end of the first quarter.

When the Company begins reporting under AICPA Statement of Position 90-7 in the second quarter, the outstanding balance of the Notes will be classified as a liability subject to compromise in the balance sheet. As part of its Reorganization Plan, the Company intends to extend the maturity date as well as the principal redemption dates of the Notes. Since the Notes are an unsecured obligation, the Company is not required to pay interest during its Chapter 11 proceedings.

Costs related to the issuance of the Notes are being amortized over the original term of the Notes. The unamortized portion of these costs, $426,418 at June 1, 1996, will be written off in the second quarter in connection with the Company's restructuring of its obligations.

Prior to filing for Chapter 11 bankruptcy protection on July 2, 1996, the Company, through its wholly-owned subsidiary, Braun's Fashions, Inc. ("BFI"), had a revolving credit facility and a letter of credit facility (collectively, the "Revolving Credit Facility") with the National Bank of Canada, N.A. and First Bank National Association (collectively, the "Banks"). The Company was in technical default of the Revolving Credit Facility under the net income covenant, the net worth covenant and the interest coverage ratio covenant at the end of the fourth quarter (March 2, 1996) and at the end of the first quarter of fiscal 1997. The Revolving Credity Facility contains an acceleration provision and accordingly these obligations are presented as current liabilities in the balance sheet. As of July 2, 1996, the Company had borrowings under the Revolving Credit Facility of $2.6 million and outstanding letters of credit of approximately $1.2 million.

As a result of the Chapter 11 filing, the Company is no longer able to borrow additional money or open new letters of credit under this facility. When the Company begins reporting under AICPA Statement of Position 90-7 in the second quarter, the outstanding loan and letter of credit balance will be classified as a liability subject to compromise in the balance sheet.

Due to the Chapter 11 filing, the Company was granted temporary relief from re-paying the outstanding balance on the Revolving Credit Facility at July 2, 1996. In addition, the Revolving Credit Facility is an unsecured obligation and the Company is not required to pay interest during its Chapter 11 proceedings.

On July 2, 1996, the Bankruptcy Court entered an interim order approving the Revolving Credit and Security Agreement (the "Agreement") dated as of July 8, 1996, by and among Braun's Fashions, Inc. as Borrower, Braun's Fashions Corporation as Guarantor and Norwest Bank Minnesota, National Association (the "Bank"). This order authorizes the Company to borrow up to a maximum of $10 million under the Agreement. Borrowings under the Agreement may be used to finance general working capital requirements, capital expenditures and other general corporate purposes.

Under the Agreement, the Bank will make revolving loans to, and issue letters of credit for the account of the Company in an aggregate principal amount not to exceed, at any time, the lesser amount of the Borrowing Base (as defined in the Agreement) and $10 million. The obligations of the Company under the Agreement are an allowed administrative expense under Bankruptcy Code section 346 (c) (1) in the reorganization case with a priority over all administrative expenses of the kind specified in Bankruptcy Code sections 503(b) and 507(b), subject only, in the event of default and foreclosure by the Bank of its security interest, to the professional fees of the unsecured creditors' committee and the statutory United States trustees' fees, collectively not to exceed $200,000.

The Agreement provides that interest on advances to the Company accrues at 1-1/2% above the Bank's publicly announced base rate and is payable in arrears monthly, on the fourth business day following the completion of a month. The Agreement also provides that, in the event of default, the loan shall bear interest at 2% above the interest rate otherwise in effect, payable on demand.

The Company may request that the Bank issue commercial and standby letters of credit under the terms of the Agreement. Under the Agreement, the letter of credit obligations shall not exceed $7 million. These letters of credit automatically reduce, dollar for dollar, the amount which the Company may borrow. The Company must pay to the Bank, prior to issuance of the respective letter of credit, a letter of credit fee equal to 1-1/2% per annum of the average daily amount of documentary letters of credit outstanding and 2-1/2 per annum on the average daily amount of standby letter of credits outstanding. The Company must also pay the normal and customary administrative charges in connection with the processing, amending and administering of the letter of credits.

The Agreement limits the Company's amount of capital expenditures to $2.5 million per fiscal year during the term of the Agreement. In lieu of other financial covenants, the Company has agreed to obtain court approval of a Disclosure Statement by November 2, 1996, and obtain confirmation of its Plan of Reorganization by December 31, 1996. Further, the Agreement, among other things, limits the Company's ability to incur liens, guarantee indebtedness, sell or transfer assets, purchase or hold certain investments, declare or pay dividends, engage in non-related businesses or merge into or acquire other entities.

The Agreement provides for a facility fee of 0.5% per annum on an amount equal to the average daily difference between the aggregate amount of outstanding letters of credit and outstanding loans and the maximum credit commitment of $10 million. The Company is also required to pay a $1,000 per month collateral monitoring fee.

Under the Agreement the Company is required to reduce the aggregate amount outstanding excluding letters of credit, for a period of 30 consecutive calendar days during the fiscal year, to $2 million in fiscal 1997 and to $1 million for each fiscal year thereafter.

The loan is secured by all of the Company's assets except fixtures and leasehold improvements.

The Agreement terminates on the earliest of (i) April 1, 1999, (ii) the date the plan of reorganization is confirmed or (iii) the occurrence of an event of default as defined in the Agreement. As of July 10, 1996, the Company had borrowings of $0 and outstanding letters of credit in the amount of $824,180 under this Agreement.

Historically, the Company's cash requirements reach their peak in October and November, due to the seasonal buildup of inventory for the holiday selling season. Conversely, cash balances reach their peak in January after the holiday season is completed.

Net cash used by operating activities totalled $1.8 million for the first three months of fiscal 1997. The primary use of cash by operating activities was for the buildup of inventory for the spring selling season. Cash was also used to finance $389,376 of capital expenditures for the completion of the major remodeling of 3 stores. The funds for these activities were provided by advances on the Revolving Credit Facility. The Company expects to use its available cash resources, cash flow from operations, debtor-in-possession financing under the Agreement, and the temporary relief from prepetition liabilities to fund its liquidity needs during the pendency of the Chapter 11 proceedings. The Company's principal needs for liquidity in the upcoming months are: to finance the purchase of merchandise inventories, complete lease required remodels, and to pay professional, administrative and other costs in connection with its reorganization.

During the fiscal years ended February 26, 1994, February 25, 1995 and March 2, 1996, the Company experienced a decline in same store sales of 5 percent, 9 percent, and 3 percent, respectively. In the first quarter ended June 1, 1996, same store sales declined 2%, although margins improved significantly. The Company anticipates that the women's apparel industry will continue to be unsettled. The Company's stores will continue to face increased competition from a broad range of national and regional retail chains, including department stores, specialty stores and discount stores. Management believes there has been a shift in consumer spending away from apparel purchases to durable goods such as homes and home related items, automobiles and electronics. Further, the casualization of the workplace has altered consumer demand for apparel. Management has reacted to this environment by refocusing its merchandising program to these new and evolving consumer demands. Specifically, the Company's stores provide consumers with a more focused array of casual sportswear for work and leisure, including sweaters, blazers, wovens and knits.

The Company is unaware of any environmental liability that would have a material adverse effect on the financial position or the results of operations of the Company.

FORWARD LOOKING INFORMATION
Information contained in this Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "plan", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forwardlooking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: the ability of the Company to obtain confirmation of its Reorganization Plan by the Bankruptcy Court; consumers' spending and debt levels; the Company's ability to execute its business plan; the acceptance of the Company's merchandising strategies by its target customers; the ability of the Company to anticipate marketing trends and consumer needs; continuity of a relationship with or purchases from major vendors; competitive pressures on sales and pricing; increases in other costs which cannot be recovered through improved pricing of merchandise; and the adverse effect of weather conditions from time to time on consumers' ability or desire to purchase new clothing.


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On July 2, 1996 Braun's Fashions Corporation (the "Company") and its wholly owned subsidiary, Braun's Fashions, Inc. ("BFI") filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, Jointly Administered Case No. 96-1030 (HSB).

Under the protection of Chapter 11, the Company is managing its affairs and operating its business as a debtor-in-possession while it develops a Plan of Reorganization that it currently expects will restructure the Company's operations and obligations and allow it to emerge from Chapter 11. The Company has the exclusive right to file a Plan of Reorganization with the Bankruptcy Court until October 29, 1996. However, the Company expects to file a plan of reorganization within a month of the Petition Date. Under the Bankruptcy Code, the commencement of Chapter 11 proceedings results in the automatic stay of the commencement or prosecution of claims against the Company that arose prior to the Petition Date. The ability of the Company to effect a successful reorganization under Chapter 11 will depend, in significant part, upon the Company's ability to formulate a confirmable plan of reorganization that is approved by the Bankruptcy Court and meets the standards for plan confirmation under the Bankruptcy Code.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

              Exhibit 11--Statement Re: Computation of Per Share Earnings

              Exhibit 27--Financial Data Schedules (submitted for SEC use only)

       (b)    Reports on Form 8-K

              The following report on Form 8-K was filed with the Securities and Exchange Commission.

              Date of Report           Item Reported

              July 2, 1996             The Company reported that it had filed a
              Filed July 17, 1996      voluntary petition for reorganization
                                       under Chapter 11 of the Federal
                                       Bankruptcy Code in the United States
                                       Bankruptcy Court for the District of
                                       Delaware.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 12, 1996


                                                 BRAUN'S FASHIONS CORPORATION



                                                 By /S/ STEPHEN W. CLARK
                                                    Stephen W. Clark
                                                    Vice President &
                                                    Chief Financial Officer

                                                    Signing on behalf of the
                                                    registrant and as
                                                    principal financial officer.