Form 10-Q
period 1996-08-31
BRAUNS FASHIONS CORP
filed 1996-10-15
CIK 883943

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 - For the quarterly period ended August 31, 1996.

/ / Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 - For the transition period from _______________ to
     _______________.

Commission File No. 0-19972



                          BRAUN'S FASHIONS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                06 - 1195422
(STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                IDENTIFICATION NUMBER)

                             2400 XENIUM LANE NORTH
                           PLYMOUTH, MINNESOTA  55441
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                        TELEPHONE NUMBER:  (612) 551-5000

                        ---------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES     X        NO
                      -----------      -----------


As of October 1, 1996 -- 3,793,312 shares of Common Stock were outstanding.

The manually signed copy of this report contains 20 pages.

                          BRAUN'S FASHIONS CORPORATION
                       (Operating as Debtor-in-Possession)
                                      INDEX



                 PART I.  FINANCIAL INFORMATION                         PAGE NO.
                 ------------------------------                         --------

Item 1.   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:


            Consolidated Condensed Balance Sheet --
            As of August 31, 1996 and March 2, 1996. . . . . . . . . . . . . 3

            Consolidated Condensed Statement of Operations --
            For the Quarter Ended August 31, 1996 and August 26, 1995. . . . 4

            Consolidated Condensed Statement of Operations --
            For the Two Quarters Ended August 31, 1996 and August 26, 1995 . 5

            Consolidated Condensed Statement of Cash Flows --
            For the Two Quarters Ended August 31, 1996 and August 26, 1995 . 6


            Notes to Consolidated Condensed Financial Statements . . . . . . 7

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . .11



                  PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . .18

Item 6.   EXHIBITS AND REPORTS ON FORM 8 - K . . . . . . . . . . . . . . . .18
          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

PART I.  FINANCIAL INFORMATION

                          BRAUN'S FASHIONS CORPORATION
                       (Operating as Debtor-in-Possession)
                      CONSOLIDATED CONDENSED BALANCE SHEET

ASSETS                                                          AUGUST 31,           MARCH 2,
                                                                   1996                1996
                                                               ------------        ------------
Current assets --
  -  Cash and cash equivalents                                 $  3,910,979        $  1,543,131
  -  Accounts receivable, net of allowance for
     doubtful accounts                                              610,334             614,228
  -  Merchandise inventory                                       10,258,618          12,858,439
  -  Prepaid expenses                                             1,501,524           1,840,304
                                                               ------------        ------------
  TOTAL CURRENT ASSETS:                                          16,281,455          16,856,102

Equipment and improvements, net                                  11,668,753          14,865,961

Other assets --
  -  Leasehold interests, net                                            --              48,488
  -  Deferred financing costs, net                                       --             449,218
  -  Other assets                                                   115,837              83,799
                                                               ------------        ------------
  TOTAL OTHER ASSETS:                                               115,837             581,505
                                                               ------------        ------------
  TOTAL ASSETS:                                                $ 28,066,045        $ 32,303,568
                                                               ------------        ------------
                                                               ------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities --
  -  Checks issued, not yet presented for payment              $         --        $  1,335,088
  -  Accounts payable                                             1,499,561           2,183,362
  -  Other accrued liabilities                                    3,356,483           2,487,308
  -  Current maturities of capital lease obligation                      --             217,867
  -  Long-term obligations subject to acceleration                       --          10,384,000
                                                               ------------        ------------
  TOTAL CURRENT LIABILITIES:                                      4,856,044          16,607,625

Long-term obligations --
  -  Capital lease obligation                                            --             951,860
  -  Accrued rent obligation                                        771,507           1,081,701
                                                               ------------        ------------
  TOTAL LONG-TERM OBLIGATIONS:                                      771,507           2,033,561

Liabilities subject to compromise                                18,531,186                  --

Stockholders' equity --
  -  Preferred stock-$0.01 par value, 1,000,000 shares
     authorized; none outstanding                                        --                  --
  -  Common stock-$0.01 par value, 9,000,000 shares
     authorized; 3,793,312 shares issued and outstanding
     at August 31, 1996 and March 2, 1996                            37,933              37,933
  -  Additional paid - in capital                                25,079,052          25,079,052
  -  Accumulated deficit                                        (21,209,677)        (11,454,603)
                                                               ------------        ------------
  TOTAL STOCKHOLDERS' EQUITY:                                     3,907,308          13,662,382
                                                               ------------        ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                  $ 28,066,045        $ 32,303,568
                                                               ------------        ------------
                                                               ------------        ------------

--------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

                          BRAUN'S FASHIONS CORPORATION
                       (Operating as Debtor-in-Possession)
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                                                        QUARTER ENDED
                                                            -------------------------------------
                                                             AUGUST 31, 1996     AUGUST 26, 1995
                                                            -----------------   -----------------
Net sales                                                     $  22,777,144       $  21,506,131

Merchandise, buying and occupancy                                17,290,834          16,411,565
                                                              -------------       -------------
Gross profit                                                      5,486,310           5,094,566

Selling, general and administrative expenses                      5,857,333           6,043,231
Depreciation and amortization                                       666,085             788,608
                                                              -------------       -------------
Operating income (loss)                                          (1,037,108)         (1,737,273)

Other expense
   - Interest (Contractual interest for quarter
     ended August 31, 1996 -- $336,637)                             146,637             343,817
                                                              -------------       -------------
Income (loss) before income taxes and reorganization items       (1,183,745)         (2,081,090)

Reorganization items                                              9,070,145                  --
                                                              -------------       -------------
Income (loss) before income taxes                               (10,253,890)         (2,081,090)
                                                              -------------       -------------
Income tax provision (benefit)                                     (717,169)           (665,078)

                                                              -------------       -------------
Net income (loss)                                             $  (9,536,721)      $  (1,416,012)
                                                              -------------       -------------
                                                              -------------       -------------

Net income (loss) per common share and common
   share equivalent                                           $       (2.51)      $       (0.37)
                                                              -------------       -------------
                                                              -------------       -------------
Weighted average number of shares of common
   stock and common stock equivalents outstanding                 3,793,312           3,791,272
                                                              -------------       -------------
                                                              -------------       -------------


--------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

                          BRAUN'S FASHIONS CORPORATION
                       (Operating as Debtor-in-Possession)
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                                                     TWO QUARTERS ENDED
                                                            -------------------------------------
                                                             AUGUST 31, 1996     AUGUST 26, 1995
                                                            -----------------   -----------------
Net sales                                                     $  44,281,313       $  43,472,875

Merchandise, buying and occupancy                                32,089,366          32,278,497
                                                              -------------       -------------
Gross profit                                                     12,191,947          11,194,378

Selling, general and administrative expenses                     11,793,548          12,108,907
Depreciation and amortization                                     1,428,626           1,574,807
                                                              -------------       -------------
Operating income (loss)                                          (1,030,227)         (2,489,336)

Other expense
  -  Interest (contractual interest for two
     quarters ended August 31, 1996 -- $695,700)                    505,700             654,049
                                                              -------------       -------------
Income (loss) before income taxes and reorganization items       (1,535,927)         (3,143,385)

Reorganization items                                              9,070,145                  --
                                                              -------------       -------------
Income (loss) before income taxes                               (10,606,072)         (3,143,385)

Income tax provision (benefit)                                     (850,998)         (1,068,751)
                                                              -------------       -------------
Net income (loss)                                             $  (9,755,074)      $  (2,074,634)
                                                              -------------       -------------
                                                              -------------       -------------
Net income (loss) per common share and common
   share equivalent                                           $       (2.57)      $       (0.55)
                                                              -------------       -------------
                                                              -------------       -------------
Weighted average number of shares of common
   stock and common stock equivalents outstanding                 3,793,312           3,791,272
                                                              -------------       -------------
                                                              -------------       -------------


--------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

                          BRAUN'S FASHIONS CORPORATION
                       (Operating as Debtor-in-Possession)
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                           TWO QUARTERS ENDED
                                                                  -------------------------------------
                                                                   AUGUST 31, 1996     AUGUST 26, 1995
                                                                  -----------------   -----------------
Cash flows from operating activities
   -  Net income (loss)                                            $  (9,755,074)      $  (2,074,634)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   -  Depreciation and amortization                                    1,428,626           1,574,807
   -  Amortization of deferred financing costs                            30,400              45,600
   -  Increase (decrease) in accrued rent obligation                    (310,194)             35,778
   -  Provision for lease rejection claims                             3,316,687                  --
   -  Loss on disposal of fixtures, equipment and improvements         2,392,892                  --
   -  Write-off of deferred financing costs                              418,818                  --
   -  Other                                                                   --             (15,269)

Changes in operating assets and liabilities:
   -  (Increase) decrease in accounts receivable                           3,894            (195,808)
   -  (Increase) decrease in merchandise inventory,
      prepaid expenses and other assets                                2,906,563          (2,223,606)
   -  Increase (decrease) in accounts payable and
      accrued liabilities                                                314,387          (1,298,041)
                                                                   -------------        ------------
         Net cash provided by (used in) operating activities             746,999          (4,151,173)

Cash flows from investing activities --
   -  Purchase of fixtures and improvements                             (612,665)           (519,271)
   -  Proceeds from sale of fixtures and equipment                        36,843                  --
                                                                   -------------        ------------
         Net cash used in investing activities                          (575,822)           (519,271)

Cash flows from financing activities --
   -  Principal payments on long-term debt                              (106,622)           (122,622)
   -  Proceeds from prepetition revolving line of credit               2,603,293           5,800,000
   -  Principal payments on revolving line of credit                    (300,000)           (900,000)
                                                                   -------------        ------------
         Net cash generated by financing activities                    2,196,671           4,777,378
                                                                   -------------        ------------
Net increase (decrease) in cash and cash equivalents                   2,367,848             106,934

Cash and cash equivalents at beginning of year                         1,543,131             630,097
                                                                   -------------        ------------
Cash and cash equivalents at end of period                         $   3,910,979        $    737,031
                                                                   -------------        ------------
                                                                   -------------        ------------
Supplemental cash flow information:
   -  Chapter 11 professional fees paid                            $     558,907        $         --
   -  Other reorganization expenses paid                           $     258,984        $         --

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

     On July 2, 1996 (the "Petition Date"), Braun's Fashions Corporation and Braun's Fashions, Inc. (collectively referred to as "Debtor" or "Company") filed petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Company is managing its affairs and operating its business under Chapter 11 as a debtor-in-possession. Through its reorganization efforts, management is in the process of restructuring the operations and obligations of the Company in order to strengthen the Company's operating performance and financial position.

     Under the provisions of the Bankruptcy Code, actions to enforce certain claims against the Company are stayed if such claims arose, or are based on events that occurred before the Petition Date. The terms of the ultimate settlement of these liabilities will be determined based upon a Plan of Reorganization to be confirmed by the Bankruptcy Court. The Bankruptcy Court established August 16, 1996, as the bar date by which all creditors whose claims arose prior to the Petition Date were required to file proofs of claim with the Bankruptcy Court or be barred from asserting any claim against the Company and voting on or receiving distributions under a Plan of Reorganization.

     On August 29, 1996, the Company filed an Amended Plan of Reorganization with the Bankruptcy Court. On October 14, 1996 the Company announced that it reached a tentative agreement with the creditors committee (comprised of representatives of the holders of the Company's 9% Senior Notes and representatives of the Company's pre-bankruptcy lenders) in the Company's Chapter 11 reorganization. A disclosure statement containing the terms of the agreement as part of a consensual Plan of Reorganization will be sent to the Company's creditors shortly.

     As part of its reorganization, the Company has closed 46 marginal or unprofitable stores. As a result of store closings, there remains approximately $3.3 million of lease rejection claims. The Company is continuing its negotiations with the landlords to develop terms to satisfy these remaining claims. Although an agreement has been reached with the Company's creditors committee, the Plan of Reorganization remains subject to approval by the creditors (including the holders of the 9% Senior Notes and the Company's pre-bankruptcy lenders) and the Bankruptcy Court. A confirmation hearing to approve this consensual Plan of Reorganization has been scheduled for November 22, 1996.

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

     The Company is following the American Institute of Certified Public Accountants' (AICPA) Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". This statement modifies standard reporting practices, requiring, among other things, separate disclosure of all liabilities subject to compromise in a Plan of Reorganization and the segregation of items directly related to the Chapter 11 filing from operating results.


     The principal categories of claims classified as "Liabilities subject to compromise" in the balance sheet at August 31, 1996 are identified below.

          9% Senior Notes. . . . . . . . . . . . . . . .   $ 9,984,000
          Lease rejection claims . . . . . . . . . . . .     3,316,687
          Revolving Credit Facility. . . . . . . . . . .     2,703,293
          Accounts payable and accrued expenses. . . . .     1,464,101
          Obligation under capital lease . . . . . . . .     1,063,105
                                                           -----------

                                                           $18,531,186
                                                           -----------
                                                           -----------

     The Company provided for or incurred the following expense items during the quarter ended August 31, 1996, directly associated with the Chapter 11 reorganization proceedings:

          Professional fees. . . . . . . . . . . . . . .   $ 1,417,947
          Loss on disposal of property, fixtures and
            equipment. . . . . . . . . . . . . . . . . .     2,376,138
          Write-off of debt issuance costs . . . . . . .       418,818
          Lease rejection claims . . . . . . . . . . . .     3,316,687
          Inventory impairment reserve . . . . . . . . .     1,250,000
          Other. . . . . . . . . . . . . . . . . . . . .       290,555
                                                           -----------

                                                           $ 9,070,145
                                                           -----------
                                                           -----------
2.   9% SENIOR NOTES

     In October 1993, the Company issued $10 million of public debt in the form of 9% Senior Notes (the "Notes") due January 31, 2001. The Notes are general unsecured senior obligations of the Company and are guaranteed on a senior unsecured basis by BFI. The indenture for the Notes contains certain financial covenants which, among other things, require the Company to maintain certain financial ratios, limit the ability of the Company and BFI to incur liens for the purpose of securing additional indebtedness, and restrict the Company's ability to declare dividends. In August 1995, the Company received a consent of waiver from the holders of its Notes of the potential default of the interest coverage ratio covenant at the end of the second and fourth quarters of fiscal 1996. Without this waiver, the Company would have been in default of the covenant at the end of both quarters. The indenture for the Notes requires the Company to redeem $2.5 million of the aggregate principal amount of the Notes (reduced to the extent of the Notes purchased or redeemed earlier by the Company) on January 31, 1998, and on January 31 of each of the three years thereafter, at a redemption price equal to par plus accrued interest.

     As part of its Plan of Reorganization, the Company intends to extend the maturity date as well as the principal redemption dates of the Notes.
     Since the Notes are an unsecured obligation, the Company is not required to pay interest during its Chapter 11 proceedings. Contractual interest expense on the Notes, which was not recorded in the quarter ended August 31, 1996, totaled approximately $150,000. The outstanding principal balance of the Notes is presented as a liability subject to compromise in the balance sheet at the end of the second quarter. Unamortized costs of $418,818, related to the issuance of the Notes, were written off during the second quarter.


3.   REVOLVING CREDIT FACILITY

     Prior to filing for Chapter 11 bankruptcy protection on July 2, 1996, the Company, through its wholly-owned subsidiary, Braun's Fashions, Inc. ("BFI"), had a revolving credit facility and a letter of credit facility (collectively, the "Revolving Credit Facility") with the National Bank of Canada, N.A. and First Bank National Association (collectively, the "Banks"). The Company was in technical default of the Revolving Credit Facility under the net income covenant, the net worth covenant and the interest coverage ratio covenant at the end of the fourth quarter (March 2, 1996) and at the end of the first quarter of fiscal 1997 (June 1, 1996).

     As a result of the Chapter 11 filing, the Company is no longer able to borrow additional money or open new letters of credit under the Revolving Credit Facility. Under AICPA Statement of Position 90-7, the outstanding loan balance of approximately $2.7 million on the Revolving Credit Facility at August 31, 1996, has been classified as a liability subject to compromise in the balance sheet. In addition, the Company had outstanding letters of credit of $170,073 on the Revolving Credit Facility at August 31, 1996. This balance was subsequently honored by the Banks and will be classified as a liability subject to compromise during the third quarter.

     Due to the Chapter 11 filing, the Company was granted temporary relief from re-paying the outstanding balance on the Revolving Credit Facility. The ultimate settlement of this balance will be determined based upon a Plan of Reorganization to be confirmed by the Bankruptcy Court. In addition, the Revolving Credit Facility is an unsecured obligation upon which the Company is not required to pay interest during its Chapter 11 proceedings. Contractual interest expense on the Revolving Credit Facility which was not recorded in the quarter ended August 31, 1996 totaled approximately $40,000.

4.   DEBTOR-IN-POSSESSION FINANCING

     On August 12, 1996, the Bankruptcy Court entered an order approving the Revolving Credit and Security Agreement (the "Agreement") dated as of July 8, 1996, by and among Braun's Fashions, Inc. as Borrower, Braun's Fashions Corporation as Guarantor and Norwest Bank Minnesota, National Association ("Norwest"). This order authorizes the Company to borrow up to a maximum of $10 million (subject to inventory levels) under the Agreement. Borrowings under the Agreement may be used to finance general working capital requirements, capital expenditures and other general corporate purposes.

     Under the Agreement, Norwest will make revolving loans to, and issue letters of credit for the account of the Company in an aggregate principal amount not to exceed, at any time, the lesser amount of the Borrowing Base (as defined in the Agreement) and $10 million. The obligations of the Company under the Agreement are an allowed administrative expense under Bankruptcy Code section 346 (c) (1) in the reorganization case with a priority over all administrative expenses of the kind specified in Bankruptcy Code sections 503(b) and 507(b), subject only, in the event of default and foreclosure by Norwest of its security interest, to the professional fees of the unsecured creditors' committee and the statutory United States trustees' fees, collectively not to exceed $200,000.

     The Agreement provides that interest on advances to the Company accrues at 1-1/2% above Norwest's publicly announced base rate and is payable in arrears, monthly, on the fourth business day following the completion of a month. The Agreement also provides that, in the event of default, the loan shall bear interest at 2% above the interest rate otherwise in effect, payable on demand.

     The Company may request that Norwest issue commercial and standby letters of credit under the terms of the Agreement. Under the Agreement, the letter of credit obligations shall not exceed $7 million. These letters of credit automatically reduce, dollar for dollar, the amount which the Company may borrow. The Company must pay to Norwest, prior to issuance of the respective letter of credit, a fee calculated (on the basis of the actual number of days elapsed over a year of 360 days) at the rate of 1-1/2% per annum on the face amount of each documentary letter of credit issued and at the rate of 2-1/2% per annum on the face amount of each standby letter of credit issued. The Company must also pay the normal and customary administrative charges in connection with the processing, amending and administering of the letter of credits.

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

     Under the Agreement, the Company is required to reduce the aggregate amount outstanding, excluding letters of credit, for a period of 30 consecutive calendar days during the fiscal year, to $2 million in fiscal 1997 and to $1 million for each fiscal year thereafter. The outstanding indebtedness under the Agreement is secured by all of the Company's assets except fixtures and leasehold improvements.

     The Agreement terminates on the earliest of (i) April 1, 1999, (ii) the date the Plan of Reorganization is confirmed or (iii) the occurrence of an event of default as defined in the Agreement. As of August 31, 1996, the Company had no borrowings and outstanding letters of credit in the amount of $2.7 million under this Agreement. The Borrowing Base at August 31, 1996, was $7.1 million. Accordingly, the availability of revolving credit loans under the Agreement was $4.4 million at that date.

     The Company has begun negotiations with Norwest to convert the Agreement with certain modifications to a $15 million (subject to inventory levels) post-confirmation line of credit with an expiration date of April 1, 1999. Management expects this negotiation to be completed in November, 1996.

                                     ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
Braun's Fashions Corporation (the "Company") is a Minneapolis-based regional retailer of women's specialty apparel, which operates through its wholly-owned subsidiary, Braun's Fashions, Inc. ("BFI"). As of October 1, 1996, the Company operated a chain of 172 stores in 20 states in the Midwest and Pacific Northwest. The Company's stores offer coordinated assortments of moderately priced sportswear, sweaters, dresses and accessories.

REORGANIZATION
In response to the deteriorating liquidity position brought on by losses at approximately 40 of its store locations and to facilitate restructuring of its obligations, the Company filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code on July 2, 1996. The Company is managing its affairs and operating its business as a debtor-in-possession. The bankruptcy filing results in the automatic stay of any commencement or prosecution of claims against the Company that arose prior to the date of the filing. Until a Reorganization Plan is confirmed by the Bankruptcy Court, payments of prepetition liabilities are limited to those approved by the Bankruptcy Court. As a result, the Company has received temporary relief from satisfying substantially all of its liabilities outstanding on July 2, 1996. The Bankruptcy Court established August 16, 1996, as the bar date by which all creditors whose claims arose prior to the Petition Date were required to file proofs of claim with the Bankruptcy Court or be barred from asserting any claim against the Company and voting on or receiving distributions under a Reorganization Plan.

On August 29, 1996, the Company filed an Amended Plan of Reorganization with the Bankruptcy Court. On October 14, 1996 the Company announced that it reached a tentative agreement with the creditors committee (comprised of representatives of the holders of the Company's 9% Senior Notes and representatives of the Company's pre-bankruptcy lenders) in the Company's Chapter 11 reorganization. A disclosure statement containing the terms of the agreement as part of a consensual Plan of Reorganization will be sent to the Company's creditors shortly.

As part of its reorganization, the Company has closed 46 marginal or unprofitable stores. As a result of store closings, there remains approximately $3.3 million of lease rejection claims. The Company is continuing its negotiations with the landlords to develop terms to satisfy these remaining claims. Although an agreement has been reached with the Company's creditors committee, the Plan of Reorganization remains subject to approval by the creditors, including the holders of the 9% Senior Notes and the Bankruptcy Court. A confirmation hearing to approve this consensual Plan of Reorganization has been scheduled for November 22, 1996.


On July 2, 1996, the Company exercised its right under Chapter 11 of the Bankruptcy Code and received Bankruptcy Court approval to reject 39 of its unexpired leases relating to stores the Company desired to close. Of these 39 stores, 4 remain open because the Company was able to negotiate favorable lease terms with the landlords or is continuing negotiations. In September, 1996, the Company received Bankruptcy Court approval to reject 11 additional store leases. Generally, the Company will be required to pay the landlords a lease rejection claim equal to a maximum of 1 year's rent or 15% of the remaining lease obligation not to exceed 3 year's rent. A liability of approximately $3.3 million for these rejected leases has been recorded in the balance sheet at August 31, 1996. The ultimate settlement of this liability will be determined based upon a Plan of Reorganization to be confirmed by the Bankruptcy Court. In addition to the lease rejection liability, the Company recorded the following reorganization expenses in the second quarter: professional fees - $1.4 million; loss on disposal of fixed assets - $2.4 million; inventory impairment reserve, write-off of debt issuance costs and other bankruptcy related expenses
- $2.0 million.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain items from the Company's operating statement data expressed as a percentage of net sales.


                                        QUARTER ENDED        TWO QUARTERS ENDED
                                    ---------------------  ---------------------
                                     AUG. 31,   AUG. 26,    AUG. 31,   AUG. 26,
                                       1996       1995        1996       1995
                                    ---------- ----------  ---------- ----------
Net sales                             100.0%     100.0%      100.0%     100.0%
Merchandise, buying and occupancy      75.9       76.3        72.5       74.2
                                    ---------- ----------  ---------- ----------
Gross profit                           24.1       23.7        27.5       25.8
Selling, general & admin. expenses     25.7       28.1        26.6       27.9
Depreciation and amortization           2.9        3.7         3.2        3.6
                                    ---------- ----------  ---------- ----------
Operating income (loss)                (4.5)      (8.1)       (2.3)      (5.7)
Interest, net                           0.7        1.6         1.1        1.5
                                    ---------- ----------  ---------- ----------
Income (loss) before income taxes
   and reorganization items            (5.2)      (9.7)       (3.4)      (7.2)
Reorganization items                   39.8         --        20.5         --
                                    ---------- ----------  ---------- ----------
Income (loss) before taxes            (45.0)      (9.7)      (23.9)      (7.2)
Income tax provision (benefit)         (3.1)      (3.1)       (1.9)      (2.4)
                                    ---------- ----------  ---------- ----------
Net income (loss)                     (41.9)%     (6.6)%     (22.0)%     (4.8)%
                                    ---------- ----------  ---------- ----------
                                    ---------- ----------  ---------- ----------


QUARTER ENDED AUGUST 31, 1996 COMPARED TO QUARTER ENDED AUGUST 26, 1995
NET SALES. Net sales increased 6% to $22.8 million for the second quarter of fiscal 1997 from net sales of $21.5 million for the second quarter of fiscal 1996. The increase in net sales was primarily due to liquidation sales in 46 closing stores and a 2% same store sales increase in the 172 continuing stores.

GROSS PROFIT. Gross profit, which is net sales less cost of merchandise and buying and occupancy expenses, was $5.5 million or 24.1% of net sales during the second quarter of fiscal 1997 compared to $5.1 million or 23.7% of net sales during the same period in fiscal 1996. The percentage increase in gross profit was primarily due to the Company's emphasis on the more profitable categories of its merchandise mix and an increased concentration of direct import merchandise in the 172 continuing stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the second quarter of fiscal 1997 decreased to $5.9 million from $6.0 million for the second quarter of fiscal 1996. These expenses were 25.7% of net sales in fiscal 1997 and 28.1% in fiscal 1996. The percentage decrease in these expenses was due to the higher sales level in fiscal 1997.

OPERATING INCOME (LOSS). The operating loss for the quarter was $1.0 million or 4.5% of sales compared to an operating loss of $1.7 million or 8.1% of net sales for the same period last year.

INTEREST, NET. Interest expense, net of interest income, for the second quarter of fiscal 1997 was $146,637, a decrease of $197,180 from $343,817 for the second quarter of fiscal 1996. This decrease was primarily the result of the discontinuance of accruing interest on pre-petition debt after the petition date.

REORGANIZATION ITEMS. The Company recorded approximately $9.1 million of reorganization expenses during the second quarter of fiscal 1997. These reorganization expenses included $3.3 million of lease rejection claims, a $2.4 million loss on disposal of fixed assets, $1.4 million of professional fees and $2.0 million of expenses related to an inventory impairment reserve, writeoff of debt issuance costs and other bankruptcy related expenses.

NET INCOME (LOSS). As a result of the foregoing factors, the Company had a net loss of $9.5 million, or 41.9% of net sales for the second quarter of fiscal 1997 compared to a net loss of $1.4 million or 6.6% of net sales for the second quarter of fiscal 1996.


TWO QUARTERS ENDED AUGUST 31, 1996 COMPARED TO TWO QUARTERS ENDED AUGUST 26,
1995
NET SALES. Net sales increased 2% to $44.3 million for the first two quarters of fiscal 1997 from net sales of $43.5 million for the same period of fiscal 1996. The increase in net sales was primarily due to liquidation sales during the second quarter in 46 closing stores and a 1% same store sales increase in the 172 continuing stores.

GROSS PROFIT. Gross profit, which is net sales less cost of merchandise and buying and occupancy expenses, was $12.2 million or 27.5% of net sales during the first two quarters of fiscal 1997 compared to $11.2 million or 25.8% of net sales during the same period in fiscal 1996. The percentage increase in gross profit was primarily due to the reduced level of fall and holiday merchandise to be liquidated in the first quarter and the increased concentration of direct imports, which yield a higher gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first two quarters of fiscal 1997 decreased to $11.8 million from $12.1 million for the first two quarters of fiscal 1996. These expenses were 26.6% of net sales in fiscal 1997 compared to 27.9% of net sales in fiscal 1996. The percentage decrease in these expenses was due to the higher sales level in fiscal 1997.

OPERATING INCOME (LOSS). The operating loss for the first two quarters of fiscal 1997 was $1.0 million or 2.3% of sales compared to an operating loss of $2.5 million or 5.7% of net sales for the same period last year.

INTEREST, NET. Interest expense, net of interest income, for the first two quarters of fiscal 1997 was $505,700, a decrease of $148,349 from $654,049 for the first two quarters of fiscal 1996. This decrease was primarily the result of the discontinuance of accruing interest on prepetition debt after the petition date.

REORGANIZATION ITEMS. The Company recorded approximately $9.1 million of reorganization expenses during the second quarter of fiscal 1997. These reorganization expenses included $3.3 million of lease rejection claims, a $2.4 million loss on disposal of fixed assets, $1.4 million of professional fees and $2.0 million of expenses related to an inventory impairment reserve, write-off of debt issuance costs and other bankruptcy related expenses.

NET INCOME (LOSS). As a result of the foregoing factors, the Company had a net loss of $9.8 million, or 22.0% of net sales for the first two quarters of fiscal 1997 compared to a net loss of $2.1 million or 4.8% of net sales for the two quarters of fiscal 1996.

                      PERFORMANCE OF 172 CONTINUING STORES

The closure of stores in connection with the Company's Chapter 11 bankruptcy filing is expected to enable management to concentrate its efforts on the remaining stores that the Company believes provide the greatest potential for ongoing profitability. For the quarter and six months ended August 31, 1996 the Company operated 172 continuing stores. The following tables sets forth for the periods indicated, certain financial information for these stores expressed in dollars and as a percentage of net sales.



                                                  QUARTER ENDED              TWO QUARTERS ENDED
                                           ---------------------------   ---------------------------
                                             AUG. 31,       AUG. 26,       AUG. 31,       AUG. 26,
                                               1996           1995           1996           1995
                                           ------------   ------------   ------------   ------------
Net sales                                  $ 18,454,880   $ 17,478,989   $ 36,834,945   $ 35,547,762
Merchandise, buying and occupancy            13,221,826     12,944,867     25,415,740     25,612,700
                                           ------------   ------------   ------------   ------------
Gross profit                                  5,233,054      4,534,122     11,419,205      9,935,062
Selling, general & admin. expenses            4,964,332      4,964,410      9,994,191      9,941,020
Depreciation and amortization                   583,352        557,739      1,156,429      1,109,996
                                           ------------   ------------   ------------   ------------
Operating income (loss)                    $   (314,630)  $   (988,027)  $    268,585   $ (1,115,954)
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------




                                                  QUARTER ENDED              TWO QUARTERS ENDED
                                            ------------------------     -------------------------
                                             AUG. 31,      AUG. 26,       AUG. 31,       AUG. 26,
                                               1996          1995           1996           1995
                                            ----------    ----------     ----------     ----------
Net sales                                     100.0%         100.0%         100.0%         100.0%
Merchandise, buying and occupancy              71.6           74.1           69.0           72.0
                                            ----------    ----------     -----------    ----------
Gross profit                                   28.4           25.9           31.0           28.0
Selling, general & admin. expenses             26.9           28.4           27.1           28.0
Depreciation and amortization                   3.2            3.2            3.2            3.1
                                            ----------    ----------     -----------    ----------
Operating income (loss)                        (1.7)%         (5.7)%         0.7%           (3.1)%
                                            ----------    ----------     -----------    ----------
                                            ----------    ----------     -----------    ----------


For the six months ended August 31, 1996, operating income in the 172 continuing stores improved $1.4 million from the same period in the prior year. Management's focus on the 172 continuing stores, following the decision to close 45 - 50 underperforming stores, helped generate improved sales performance in the 172 continuing stores, particularly in the second quarter. Higher gross margins were primarily due to the reduced level of fall and holiday merchandise to be liquidated early in the year, an increased concentration of direct imports and the Company's emphasis on the more profitable categories of its merchandise mix. This favorable trend has continued into the third quarter.

LIQUIDITY AND CAPITAL RESOURCES.
In October 1993 the Company issued $10 million of public debt in the form of 9% Senior Notes (the "Notes") due January 31, 2001. The Notes are general unsecured senior obligations of the Company and are guaranteed on a senior unsecured basis by BFI. The indenture for the Notes contains certain financial covenants which, among other things, require the Company to maintain certain financial ratios, limit the ability of the Company and BFI to incur liens for the purpose of securing additional indebtedness, and restrict the Company's ability to declare dividends. In August 1995, the Company received a consent of waiver from the holders of its Notes of the potential default of the interest coverage ratio covenant at the end of the second and fourth quarters of fiscal 1996. Without this waiver, the Company would have been in default of the covenant at the end of both quarters. The indenture for the Notes requires the Company to redeem $2.5 million of the aggregate principal amount of the Notes (reduced to the extent of the Notes purchased or redeemed earlier by the Company) on January 31, 1998, and on January 31 of each of the three years thereafter at a redemption price equal to par plus accrued interest.

As part of its Plan of Reorganization the Company intends to extend the maturity date as well as the principal redemption dates of the Notes. Since the Notes are an unsecured obligation, the Company is not required to pay interest during its Chapter 11 proceedings. Contractual interest expense on the Notes, which was not recorded in the quarter ended August 31, 1996, totaled approximately $150,000. The outstanding principal balance of the Notes is presented as a liability subject to compromise in the balance sheet at the end of the second quarter. Unamortized costs of $418,818 related to the issuance of the Notes were written off in the second quarter.

Prior to filing for Chapter 11 bankruptcy protection on July 2, 1996, the Company, through its wholly-owned subsidiary, Braun's Fashions, Inc. ("BFI"), had a revolving credit facility and a letter of credit facility (collectively, the "Revolving Credit Facility") with the National Bank of Canada, N.A. and First Bank National Association (collectively, the "Banks"). The Company was in technical default of the Revolving Credit Facility under the net income covenant, the net worth covenant and the interest coverage ratio covenant at the end of the fourth quarter (March 2, 1996) and at the end of the first quarter of fiscal 1997 (June 1, 1996).

As a result of the Chapter 11 filing, the Company is no longer able to borrow additional money or open new letters of credit under the Revolving Credit Facility. Under AICPA Statement of Position 90-7, the outstanding loan balance at August 31, 1996, of approximately $2.7 million on the Revolving Credit Facility has been classified as a liability subject to compromise in the balance sheet. In addition, the Company had outstanding letters of credit of $170,073 on the Revolving Credit Facility at August 31, 1996. This balance was subsequently honored by the Banks and will be classified as a liability subject to compromise during the third quarter.

Due to the Chapter 11 filing, the Company was granted temporary relief from re-paying the outstanding balance on the Revolving Credit Facility at July 2, 1996. The ultimate settlement of this balance will be determined based upon a Plan of Reorganization to be confirmed by the Bankruptcy Court. In addition, the Revolving Credit Facility is an unsecured obligation upon which the Company is not required to pay interest during its Chapter 11 proceedings. Contractual interest expense on the Revolving Credit Facility which was not recorded in the quarter ended August 31, 1996, totaled approximately $40,000.

On August 12, 1996, the Bankruptcy Court entered an order approving the Revolving Credit and Security Agreement (the "Agreement") dated as of July 8, 1996, by and among Braun's Fashions, Inc. as Borrower, Braun's Fashions Corporation as Guarantor and Norwest Bank Minnesota, National Association ("Norwest"). This order authorizes the Company to borrow up to a maximum of $10 million (subject to inventory levels) under the Agreement. Borrowings under the Agreement may be used to finance general working capital requirements, capital expenditures and other general corporate purposes.

Under the Agreement, Norwest will make revolving loans to, and issue letters of credit for the account of the Company in an aggregate principal amount not to exceed, at any time, the lesser amount of the Borrowing Base (as defined in the Agreement) and $10 million. The obligations of the Company under the Agreement are an allowed administrative expense under Bankruptcy Code section 346 (c) (1) in the reorganization case with a priority over all administrative expenses of the kind specified in Bankruptcy Code sections 503(b) and 507(b), subject only, in the event of default and foreclosure by Norwest of its security interest, to the professional fees of the unsecured creditors' committee and the statutory United States trustees' fees, collectively not to exceed $200,000.

The Agreement provides that interest on advances to the Company accrues at 1-1/2% above Norwest's publicly announced base rate and is payable in arrears monthly, on the fourth business day following the completion of a month. The Agreement also provides that, in the event of default, the loan shall bear interest at 2% above the interest rate otherwise in effect, payable on demand.

The Company may request that Norwest issue commercial and standby letters of credit under the terms of the Agreement. Under the Agreement, the letter of credit obligations shall not exceed $7 million. These letters of credit automatically reduce, dollar for dollar, the amount which the Company may borrow. The Company must pay to Norwest, prior to issuance of the respective letter of credit, a fee calculated (on the basis of the actual number of days elapsed over a year of 360 days) at the rate of 1-1/2% per annum on the face amount of each documentary letter of credit issued and at the rate of 2-1/2 per annum on the face amount of each standby letter of credit issued. The Company must also pay the normal and customary administrative charges in connection with the processing, amending and administering of the letter of credits.

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

Under the Agreement the Company is required to reduce the aggregate amount outstanding excluding letters of credit, for a period of 30 consecutive calendar days during the fiscal year, to $2 million in fiscal 1997 and to $1 million for each fiscal year thereafter. The outstanding indebtedness under the Agreement is secured by all of the Company's assets except fixtures and leasehold improvements.

The Agreement terminates on the earliest of (i) April 1, 1999, (ii) the date the plan of reorganization is confirmed or (iii) the occurrence of an event of default as defined in the Agreement. As of August 31, 1996, the Company had no borrowings and outstanding letters of credit in the amount of $2.7 million under this Agreement. The Borrowing Base at August 31, 1996 was $7.1 million. Accordingly, the availability of revolving credit loans under the Agreement was $4.4 million at that date.

The Company has begun negotiations with Norwest to convert the Agreement with certain modifications to a $15 million (subject to inventory levels) post-confirmation line of credit with an expiration date of April 1, 1999. Management expects this negotiation to be completed in November, 1996.

Historically, the Company's cash requirements reach their peak in October and November, due to the seasonal buildup of inventory for the holiday selling season. Conversely, cash balances reach their peak in January after the holiday season is completed.

Net cash generated by operating activities totalled $749,999 for the first six months of fiscal 1997 as compared to a net usage of $4.2 million by operating activities for the first six months of fiscal 1996. The positive cash flow from operating activities this year versus a net usage of cash last year was primarily the result of increased sales from liquidating inventory at stores which were closed. Due to the closure of these stores this inventory was not replaced. In addition, certain prepetition liabilities, which would have been paid in the ordinary course of business, were stayed as the result of the Company's Chapter 11 reorganization. During the second quarter, the Company used approximately $1.1 million of cash to make payments to professionals for services and retainers and for other miscellaneous reorganization expenses.
Cash was also used to finance $612,665 of capital expenditures for the completion of the major remodeling of 4 stores and other miscellaneous capital expenditures. The Company expects to use its available cash resources, cash flow from operations, debtor-in-possession financing under the Agreement, and the temporary relief from prepetition liabilities to fund its liquidity needs during the pendency of the Chapter 11 proceedings. The Company's principal needs for liquidity in the upcoming months are to finance general working capital needs, complete lease required remodels, and to pay professional, administrative and other costs in connection with its reorganization.
Management expects an additional $1 to $2 million of reorganization expenses will be incurred in the third quarter.

During the fiscal years ended February 26, 1994, February 25, 1995 and March 2, 1996, the Company experienced a decline in same store sales of 5 percent, 9 percent, and 3 percent, respectively. In the first two quarters ended August 31, 1996, same store sales in the 172 continuing stores (excluding stores being closed as part of the Company's Chapter 11 reorganization) increased 1% while margins improved significantly. The Company anticipates that the women's apparel industry will continue to be unsettled. The Company's stores will continue to face strong competition from a broad range of national and regional retail chains, including department stores, specialty stores and discount stores. In the past three years management believes there has been a shift in consumer spending away from apparel purchases to durable goods such as homes and home related items, automobiles and electronics. Further, the casualization of the workplace has altered consumer demand for apparel. Management has reacted to this environment by refocusing its merchandising program to these new and evolving consumer demands. Specifically, the Company has increased its emphasis on the more profitable categories of its merchandise mix and increased its concentration of direct import merchandise. In fiscal 1997, the Company expects to import approximately 50% of its merchandise purchases as compared to approximately 40% last year.

The Company is unaware of any environmental liability that would have a material adverse effect on the financial position or the results of operations of the Company.

FORWARD LOOKING INFORMATION
Information contained in this Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "plan", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: the ability of the Company to obtain confirmation of its Plan of Reorganization by the Bankruptcy Court; consumers' spending and debt levels; the Company's ability to execute its business plan; the acceptance of the Company's merchandising strategies by its target customers; the ability of the Company to anticipate marketing trends and consumer needs; continuity of a relationship with or purchases from major vendors, particularly those from whom the Company imports merchandise; competitive pressures on sales and pricing; increases in other costs which cannot be recovered through improved pricing of merchandise; and the adverse effect of weather conditions from time to time on consumers' ability or desire to purchase new clothing.

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

Under the protection of Chapter 11, the Company is managing its affairs and operating its business as a debtor-in-possession. The ability of the Company to effect a successful reorganization under Chapter 11 will depend, in significant part, upon the Company's ability to formulate a confirmable Plan of Reorganization that is approved by the Bankruptcy Court and meets the standards for plan confirmation under the Bankruptcy Code. The Company has the exclusive right to file a Plan of Reorganization with the Bankruptcy Court until October 30, 1996 and the exclusive right to solicit acceptance of a Plan of Reorganization until December 29, 1996. The Company filed an Amended Plan of Reorganization on August 29, 1996. A confirmation hearing to approve the Plan of Reorganization has been tentatively scheduled for November 22, 1996.




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibits
               Exhibit 11--Statement Re: Computation of Per Share Earnings
               Exhibit 27--Financial Data Schedules (submitted for SEC use only)


          (b)  Reports on Form 8-K
               The following report on Form 8-K was filed with the Securities and Exchange Commission.


               Date of Report           Item Reported
               --------------           -------------
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

Dated:  October 1, 1996


                                        BRAUN'S FASHIONS CORPORATION



                                        By  /S/ STEPHEN W. CLARK
                                          --------------------------------------
                                                  Stephen W. Clark
                                                  Vice President &
                                                  Chief Financial Officer

                                                  Signing on behalf of the
                                                  registrant and as principal
                                                  financial officer.