Form 10-Q
period 1996-11-30
BRAUNS FASHIONS CORP
filed 1997-01-14
CIK 883943

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON,D.C. 20549
--------------------------------------------------------------------------------


                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 - For the quarterly period ended November 30, 1996.

/ / Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 - For the transition period from _______________ to
     _______________.

Commission File No. 0-19972


                           BRAUN'S FASHIONS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                            06 - 1195422
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NUMBER)

                             2400 XENIUM LANE NORTH
                           PLYMOUTH, MINNESOTA  55441
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                        TELEPHONE NUMBER:  (612) 551-5000
                       __________________________________

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES    X      NO
                       -------      -------

As of January 3, 1997 -- 4,416,588 shares of Common Stock were outstanding.

The manually signed copy of this report contains 22 pages.

                           BRAUN'S FASHIONS CORPORATION

                                      INDEX


             PART I. FINANCIAL INFORMATION                            PAGE NO.

Item 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:

           Consolidated Condensed Balance Sheet --
           As of November 30, 1996 and March 2, 1996 . . . . . . . . . . .3

           Consolidated Condensed Statement of Operations --
           For the Quarter Ended November 30, 1996 and
           November 25, 1995 . . . . . . . . . . . . . . . . . . . . . . .4

           Consolidated Condensed Statement of Operations --
           For the Three Quarters Ended November 30, 1996 and
           November 25, 1995 . . . . . . . . . . . . . . . . . . . . . . .5

           Consolidated Condensed Statement of Cash Flows --
           For the Three Quarters Ended November 30, 1996 and
           November 25, 1995 . . . . . . . . . . . . . . . . . . . . . . .6

           Notes to Consolidated Condensed Financial Statements. . . . . .7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . .9



             PART II.  OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . 18

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . 18

Item 6.    EXHIBITS AND REPORTS ON FORM 8 - K. . . . . . . . . . . . . . 19
           Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . 20

PART I.  FINANCIAL INFORMATION

                           BRAUN'S FASHIONS CORPORATION

                      CONSOLIDATED CONDENSED BALANCE SHEET



ASSETS                                                                   November 30,            March 2,
                                                                            1996                  1996
                                                                        -------------       -------------
Current assets --
  - Cash and cash equivalents                                           $   6,822,862       $   1,543,131
  - Accounts receivable, net of allowance for doubtful accounts             1,193,064             614,228
  - Merchandise inventory                                                  11,145,045          12,858,439
  - Prepaid expenses                                                        1,519,819           1,840,304
                                                                        -------------       -------------

  TOTAL CURRENT ASSETS:                                                    20,680,790          16,856,102

Equipment and improvements, net                                            11,179,955          14,865,961

Other assets --
  - Leasehold interests, net                                                       --              48,488
  - Deferred financing costs, net                                                  --             449,218
  - Other assets                                                              114,055              83,799
                                                                        -------------       -------------

  TOTAL OTHER ASSETS:                                                         114,055             581,505
                                                                        -------------       -------------

  TOTAL ASSETS:                                                         $  31,974,800       $  32,303,568
                                                                        -------------       -------------
                                                                        -------------       -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities --
  - Checks issued, not yet presented for payment                        $          --       $   1,335,088
  - Accounts payable                                                        2,831,595           2,183,362
  - Other accrued liabilities                                               5,830,521           2,487,308
  - Current maturities of capital lease obligation                            232,191             217,867
  - Long-term obligations subject to acceleration                                  --          10,384,000
                                                                        -------------       -------------
    TOTAL CURRENT LIABILITIES:                                              8,894,307          16,607,625

Long-term obligations --
  - 12% Senior Notes                                                       10,300,200                  --
  - Capital lease obligation                                                  775,882             951,860
  - Accrued rent obligation                                                   781,328           1,081,701
                                                                        -------------       -------------
    TOTAL LONG-TERM OBLIGATIONS:                                           11,857,410           2,033,561


Stockholders' equity --
  - Preferred stock-$0.01 par value, 1,000,000 shares
    authorized; none outstanding                                                   --                  --
  - Common stock-$0.01 par value, 9,000,000 shares authorized;
    4,414,028 and 3,793,312 shares issued and outstanding at
    November 30, 1996, and March 2, 1996, respectively                         44,140              37,933
  - Additional paid - in capital                                           27,559,026          25,079,052
  - Accumulated deficit                                                   (16,380,083)        (11,454,603)
                                                                        -------------       -------------
  TOTAL STOCKHOLDERS' EQUITY:                                              11,223,083          13,662,382
                                                                        -------------       -------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                           $  31,974,800       $  32,303,568
                                                                        -------------       -------------
                                                                        -------------       -------------

                           BRAUN'S FASHIONS CORPORATION

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS


                                                                                Quarter Ended
                                                                    -------------------------------------
                                                                    November 30, 1996   November 25, 1995
                                                                    -----------------   -----------------

Net sales                                                             $    27,154,193     $    27,443,154

Merchandise, buying and occupancy                                          17,040,833          18,972,776
                                                                        -------------       -------------
Gross profit                                                               10,113,360           8,470,378

Selling, general and administrative expenses                                5,575,978           6,388,008
Depreciation and amortization                                                 580,279             792,263
                                                                        -------------       -------------
Operating income                                                            3,957,103           1,290,107

Other expense
    - Interest (Contractual interest for quarter
      ended November 30, 1996 -- $316,888)                                     26,888             428,373
                                                                        -------------       -------------

Income before income taxes and reorganization
  expense reversal                                                          3,930,215             861,734

Reorganization expense reversal                                              (899,379)                 --
                                                                        -------------       -------------

Income before income taxes                                                  4,829,594             861,734

Income tax provision                                                               --             292,990

Net income                                                            $     4,829,594     $       568,744
                                                                        -------------       -------------
                                                                        -------------       -------------

Net income per common share and common
  share equivalent                                                    $          1.12     $          0.15
                                                                        -------------       -------------
                                                                        -------------       -------------

Weighted average number of shares of common
  stock and common stock equivalents outstanding                            4,310,099           3,791,272
                                                                        -------------       -------------
                                                                        -------------       -------------


--------------------------------------------------------------------------------
Sec accompanying notes to consolidated condensed financial statements.

                           BRAUN'S FASHIONS CORPORATION

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS


                                                                             Three Quarters Ended
                                                                    -------------------------------------
                                                                    November 30, 1996   November 25, 1995
                                                                    -----------------   -----------------
Net sales                                                             $    71,435,506     $    70,916,029

Merchandise, buying and occupancy                                          49,130,199          51,251,273
                                                                      ---------------     ---------------
Gross profit                                                               22,305,307          19,664,756

Selling, general and administrative expenses                               17,369,526          18,496,915
Depreciation and amortization                                               2,008,905           2,367,070
                                                                      ---------------     ---------------

Operating income (loss)                                                    2,926,876           (1,199,229)

Other expense
    - Interest (contractual interest for three
      quarters ended November 30, 1996 -- $1,012,588)                         532,588           1,082,422
                                                                      ---------------     ---------------
Income (loss) before income taxes and reorganization
   expense                                                                  2,394,288          (2,281,651)

Reorganization expense                                                      8,170,766                  --
                                                                      ---------------     ---------------

Loss before income taxes                                                   (5,776,478)         (2,281,651)

Income tax benefit                                                           (850,998)           (775,761)

Net loss                                                              $    (4,925,480)    $    (1,505,890)
                                                                      ---------------     ---------------
                                                                      ---------------     ---------------

Net loss per common share and common
   share equivalent                                                   $         (1.26)    $         (0.40)
                                                                      ---------------     ---------------
                                                                      ---------------     ---------------

Weighted average number of shares of common
   stock and common stock equivalents outstanding                           3,896,587           3,791,272
                                                                      ---------------     ---------------
                                                                      ---------------     ---------------


--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                           BRAUN'S FASHIONS CORPORATION

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                                             Three Quarters Ended
                                                                    -------------------------------------
                                                                    November 30, 1996   November 25, 1995
                                                                    -----------------   -----------------
Cash flows from operating activities
   -  Net loss                                                        $    (4,925,480)    $    (1,505,890)

Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
   -  Depreciation and amortization                                         2,008,905           2,367,070
   -  Amortization of deferred financing costs                                 30,400              68,400
   -  Increase (decrease) in accrued rent obligation                         (300,373)             56,138
   -  Loss on disposal of fixtures, equipment and improvements              2,392,895                  --

Changes in operating assets and liabilities:
   -  (Increase) in accounts receivable                                      (578,836)           (419,338)
   -  (Increase) decrease in merchandise inventory,
      prepaid expenses and other assets                                     2,003,623          (3,123,550)
   -  Increase (decrease) in accounts payable and
      accrued liabilities                                                   2,656,358          (2,031,162)
   -  Other                                                                        --             (15,269)
                                                                        -------------       -------------

        Net cash provided by (used in) operating activities                 3,287,492          (4,603,601)

      Cash flows from investing activities --
   -  Purchase of fixtures and improvements                                  (720,577)           (609,992)
   -  Proceeds from sale of fixtures and equipment                             53,270                  --
                                                                        -------------       -------------

       Net cash used in investing activities                                 (667,307)           (609,992)

Cash flows from financing activities --
   -  Proceeds from stock issuance                                              5,000                  --
   -  Principal payments on capital lease obligations                        (161,654)           (177,537)
   -  Borrowings from debt agreements                                       3,116,200           6,900,000
   -  Principal payments on revolving line of credit                         (300,000)           (900,000)
                                                                        -------------       -------------

       Net cash generated by financing activities                           2,659,546           5,822,463
                                                                        -------------       -------------

Net increase in cash and cash equivalents                                   5,279,731             608,870

Cash and cash equivalents at beginning of year                              1,543,131             630,097
                                                                        -------------       -------------

Cash and cash equivalents at end of period                            $     6,822,862     $     1,238,967
                                                                        -------------       -------------
                                                                        -------------       -------------

Supplemental cash flow information:
   -  Debt for equity exchange                                        $     2,900,000     $            --
   -  Write-off of deferred financing costs                           $       418,818     $            --

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

    On July 2, 1996, Braun's Fashions Corporation ("BFC"), together with its wholly-owned operating subsidiary, Braun's Fashions, Inc. ("BFI") (collectively, BFC and BFI are referred to herein as the "Company") filed in the United States Bankruptcy Court in the District for Delaware a petition for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code, case number 96-1030(HSB). Under the protection of Chapter 11, the Company managed its affairs and operated its business as a debtor-in-possession while developing a plan of reorganization. The Company filed its Plan of Reorganization on July 18, 1996, the First Amended Plan of Reorganization on August 29, 1996, and the Second Amended Plan of Reorganization on October 22, 1996 (the "Plan"), along with its Disclosure Statement. On October 22, 1996, the Bankruptcy Court approved the Disclosure Statement as containing adequate information and established November 18, 1996, as the deadline for voting on the Plan. The Plan was approved by 99.6% of the voting shareholders and by a majority of each class of the creditors that voted. On November 22, 1996, the Bankruptcy Court confirmed the Plan. The effective date of the Plan was December 3, 1996.

    As of December 3, 1996, the Company had 3,796,512 shares of Common Stock issued and outstanding. Under the terms of the Plan, the Company issued 617,516 shares of Common Stock on or about January 2, 1997 to the exchange agent for the unsecured creditors in BFC Class 3 and BFI Class 3 in respect to their filed and allowed claims and interests. These shares are reflected as outstanding in the balance sheet. For purposes of computing earnings per share these shares have been considered outstanding since mid-October when the Company reached agreement with these classes of creditors as to the number of shares to be issued. The Company has issued approximately $10.3 million in aggregate principal amount of New Notes to the BFC Class 3 and BFI Class 3 creditors pursuant to the Plan.

2.  SENIOR NOTES

    As part of the Plan, the Company issued $10,300,200 of public debt in the form of 12% Senior Notes (the "New Notes") due January, 2005. The New Notes were issued, pursuant to an Indenture dated as of December 2, 1996, to (i) the holders of the 9% Senior Notes due January, 2001 where each holder received, for each $1,000 principal amount, (a) 48 shares of Common Stock in BFC and (b) New Notes in the original principal amount of $800 and
    (ii) the Company's prepetition banks who received a total of (a) 138,284 shares of Common Stock in BFC and (b) $2,313,000 in the original principal amount of the New Notes. Principal repayments are scheduled to begin January 1, 1998, and will occur annually, at the first of every calendar year. The mandatory redemption percentage of the original principal amount of New Notes is as follows: 1998 - 6.6%; 1999 - 7.2%; 2000 - 7.8%; 2001 -
    8.5%; 2002 - 9.3%; 2003 - 10.1%; 2004 - 11.0%; 2005 - Maturity.

    The principal amount of the New Notes bears interest at the rate of 12% per annum from and after December 17, 1996. Interest at the rate of 9% per annum on the outstanding principal amount is to be paid monthly beginning on January 31, 1997, and on the last day of each calendar month thereafter until all amounts due and owing on the New Notes and under the Indenture have been paid in full. Interest at the rate of 3% per annum on the outstanding principal amount shall accrue monthly and shall, upon accrual, be treated as principal for all purposes, including without limitation, the calculation of all interest payments due thereafter, and shall be payable in full on January 1, 2005.

    The New Notes are general unsecured senior obligations of the Company. The Indenture for the New Notes contains certain covenants which, among other things, limit the ability of the Company to incur liens, incur additional indebtedness, and restrict the Company's ability to declare dividends.

3.  REVOLVING CREDIT FACILITY

    As part of the Plan, the Company entered into a borrowing agreement with Norwest Bank Minnesota, National Association (the "Norwest Revolver"), expiring April 1, 1999. The Norwest Revolver provides the Company with revolving credit loans and letters of credit up to $10 million, subject to a borrowing base formula.

    Loans under the Norwest Revolver bear interest at Norwest's base rate plus 3/4%. The interest is payable monthly in arrears. After June, 1997, the Norwest Revolver provides for a potential decrease in the interest rate, depending on the financial performance of the Company (as described in the Norwest Revolver). The Norwest Revolver carries commitment fees of 1/4% of the difference between $5 million and the average amount outstanding under the facility (including letters of credit). If the average amount outstanding under the facility (including letters of credit) is between $5 million and $7.5 million, the commitment fee shall be based on the difference between $7.5 million and the average amount outstanding under the facility (including letters of credit) and if the average amount outstanding (including of letters of credit) is in excess of $7.5 million, the commitment fee is on the difference between $10 million and the average amount outstanding under the facility (including letters of credit). This facility is secured by substantially all of the Company's assets. The borrowing base at January 3, 1997, was $5.3 million. As of January 3, 1997, the Company had no borrowings and outstanding letters of credit in the amount of $2.7 million under the Norwest Revolver. Accordingly, the availability of revolving credit loans under the Norwest Revolver was $2.6 million at that date.

    The Norwest Revolver contains, among other things, covenants with respect to (i) capital expenditures, (ii) earnings before interest, taxes, depreciation and amortization, (iii) inventory turnover ratios, (iv) additional indebtedness, (v) investments and (vi) prohibitions on paying dividends.

4.  REORGANIZATION EXPENSES AND STORE CLOSINGS

    The Company provided for or incurred the following expenses during the second and third quarters of fiscal 1997 in connection with its Chapter 11 reorganization proceedings:

          Professional fees and services                           $2,640,000
          Loss on disposal of property, fixtures and equipment      2,393,000
          Lease rejection claims                                    1,127,000
          Inventory impairment reserve                                820,000
          Severance                                                   225,000
          Other                                                       966,000
                                                                   ----------
                                                                   $8,171,000
                                                                   ----------
                                                                   ----------


    In connection with the reorganization, the Company realigned its operations in an effort to improve its long-term profit potential. This realignment enabled the Company to concentrate its efforts on those stores that management believed provided potential for profitability. The Bankruptcy Court entered orders approving the rejection of 49 unprofitable store leases. Substantially all of these stores were closed between July 2, 1996, and November 2, 1996. The Company also elected to reject its former headquarters and distribution center lease and sublease in Eden Prairie, Minnesota in its bankruptcy proceedings. In addition, the Company has negotiated more favorable terms with its landlords on a number of its continuing stores.

5.  STOCK OPTION PLAN

    In December, 1996, the Company's shareholders approved an increase in the number of shares of Common Stock reserved for issuance under the 1987 Stock Incentive Plan from 510,000 to 710,000 shares. In June, 1996, the Company also repriced previously granted employee options to purchase up to 358,200 shares of BFC's Common Stock. The initial exercise price of these options was $7.00 per share and was reset to $2.00, $3.00 or $4.00 per share.

                                     ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
Braun's Fashions Corporation ("BFC") is a Minneapolis-based regional retailer of women's specialty apparel which operates through its wholly-owned subsidiary, Braun's Fashions, Inc. ("BFI") (collectively, BFC and BFI are referred to herein as the "Company"). As of January 3, 1997, the Company operated a chain of 170 continuing stores in 20 states in the Midwest and Pacific Northwest. The Company's stores offer coordinated assortments of moderately priced sportswear, sweaters, dresses and accessories.

REORGANIZATION
In response to the deteriorating liquidity position brought on by losses at approximately 50 of its store locations and to facilitate restructuring of its obligations, the Company filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code on July 2, 1996. Under the protection of Chapter 11, the Company managed its affairs and operated its business as a debtor-in-possession while developing a plan of reorganization. The Company filed its Plan of Reorganization on July 18, 1996, the First Amended Plan of Reorganization on August 29, 1996, and the Second Amended Plan of Reorganization on October 22, 1996 (the "Plan"), along with its Disclosure Statement. On October 22, 1996, the Bankruptcy Court approved the Disclosure Statement as containing adequate information and established November 18, 1996, as the deadline for voting on the Plan. The Plan was approved by 99.6% of the voting shareholders and by a majority of each class of the creditors that voted. On November 22, 1996, the Bankruptcy Court confirmed the Plan. The effective date of the Plan was December 3, 1996.

Claims and interests in BFC are classified into six (6) classes under the Plan. The following table summarizes the classification of the BFC claims and interests under the Plan and the treatment of such claims and interests under the Plan:


          CLASS                         DESCRIPTION OF TREATMENT

1. Secured Claims             Each holder of an allowed Class 1 claim shall
                              receive either (i) return of collateral in full satisfaction of such secured claim; (ii) payment in cash in an amount equivalent to the lesser of
                              (a) the value of the collateral or (b) the full amount of the secured claim; (iii) treatment of such secured claim in accordance with Section
                              1124(2) of the Bankruptcy Code; or (iv) such other treatment as may be agreed to in writing by such holder of the secured claim and BFC.

2. Priority Non-Tax Claims    Each holder of an allowed Class 2 claim shall
                              receive (i) the amount of such holder's allowed claim in one cash payment or (ii) such other treatment as may be agreed upon in writing by the holder of such claim and BFC.

3. Public Debt Claims         Each holder will receive, in respect of each
                              $1,000 principal amount of such public debt claim,
                              (i) 48 shares of Common Stock in BFC and (ii) $800 in original principal amount of new notes bearing interest at 12% per annum ("New Notes").

4. General Unsecured Claims   Each eligible Class 4 claim holder will receive,
                              at the election of the Company, either (i) cash equal to the allowed amount of such claim, or (ii) the allowed amount of such holder's claim, plus interest at 9% per annum, paid over 8 years.

5. Bank Guaranty Claims       Each allowed Class 5 claim against BFC shall be
                              satisfied in full by performance of the Company's obligations pursuant to the Plan with respect to the bank claims reflected in BFI Class 3.

6. Holders of Braun's         Each holder of an allowed Class 6 interest will
   Fashions Corporation       retain such interest, subject to the dilutive and
   Stock                      other effects of the Plan.

Claims and interests in BFI are classified into nine (9) classes under the Plan. The following table summarizes the classification of the BFI claims and interests under the Plan:

          CLASS                         DESCRIPTION OF TREATMENT

1. Secured Claims             Each holder of an allowed Class 1 claim shall
                              receive either (i) return of the collateral in full satisfaction of such secured claim; (ii) payment in cash in an amount equivalent to the lesser of (a) the value of the collateral or (b) the full amount of the secured claim; (iii) treatment of such secured claim in accordance with
                              Section 1124(2) of the Bankruptcy Code; or (iv) such other treatment as may be agreed to in writing by such holder of the secured claim and BFI.

2. Priority Non-Tax Claims    Each holder of an allowed Class 2 claim shall
                              receive (i) the amount of such holder's allowed claim in one cash payment or (ii) such other treatment as may be agreed upon in writing by the holder of such claim and BFI.

3. Bank Claims                The holders of allowed Class 3 claims will receive
                              a total of (i) 138,284 shares of Common Stock in BFC and (ii) $2,313,000 in original principal amount of New Notes.

4. Trade Claims               Each eligible Class 4 claim holder shall receive
                              cash in an amount equal to the allowed amount of such claim.

5. Rejection Claims           Per the acceptance of the Plan by BFI Class 5
                              holders, each holder shall receive cash in an amount equal to 25% of the allowed amount of such claim.

6. General Unsecured Claims   Each eligible Class 6 claim holder shall receive,
                              at the election of the Company (i) cash equal to the allowed amount of such claim or (ii) the allowed amount of such claim, plus interest at 9% per annum paid over 8 years.

7. Public Debt Guranty Claims Each public debt guaranty claim against BFI shall be satisfied in full by performance of the Company's obligations pursuant to the Plan with respect to the public debt claims in BFC Class 3.

8. Gift Certificate Claims    The Company shall honor each gift certificate
                              claim in the ordinary course of business in accordance with the Company's general practice.

9. Equity Interest            Each holder of Class 9 equity interest will retain
                              such interest.

Administrative claims and priority tax claims are not classified under the Plan. In accordance with terms under the Plan, each holder of an allowed claim for an administrative expense shall receive, at the option of the Company (i) the amount of such holder's allowed claim in one cash payment; (ii) the amount of such holder's allowed claim in accordance with the ordinary business terms of such expense or costs; (iii) such other treatment as may be agreed to in writing by the holders of such administrative expense and the Company.

Each holder of an allowed priority tax claim shall receive, at the option of the Company (i) the amount of such holder's allowed claim in one cash payment; (ii) the amount of such holder's allowed claim, in equal annual cash payments on January 2, 1997 and each anniversary of such date with interest thereon at 9% per annum until the last anniversary of January 2, 1997 that precedes the sixth anniversary of the date of assessment of such allowed claim; or (iii) such other treatment as may be agreed to in writing by the holder of the priority tax claim and the Company.

During the second and third quarters of fiscal 1997, the Company exercised its right under Chapter 11 of the Bankruptcy Code and received Bankruptcy Court approval to reject 49 of its unprofitable leases. A liability of approximately $1.1 million for these rejected leases has been recorded in the balance sheet at November 30, 1996. In addition to the lease rejection liability, the Company recorded the following reorganization expenses in the second and third quarters of fiscal 1997: loss on disposal of fixed assets - $2.4 million; professional fees - $2.6 million; inventory impairment reserve - $0.8 million; severance pay
- $0.2 million; and other bankruptcy related expenses - $1.0 million.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain items from the Company's operating statement data expressed as a percentage of net sales.


                                          Quarter Ended     Three Quarters Ended
                                       -------------------  --------------------
                                        Nov. 30,  Nov. 25,   Nov. 30,   Nov. 25,
                                         1996      1995        1996      1995
                                       --------  ---------  ---------  ---------
Net sales                               100.0%    100.0%      100.0%    100.0%
Merchandise, buying and occupancy        62.8      69.1        68.8      72.3
                                       --------  --------    -------   --------
Gross profit                             37.2      30.9        31.2      27.7
Selling, general & admin. expenses       20.5      23.3        24.3      26.1
Depreciation and amortization             2.1       2.9         2.8       3.3
                                       --------  --------    -------   --------
Operating income (loss)                  14.6       4.7         4.1      (1.7)
Interest, net                             0.1       1.6         0.8       1.5
                                       --------  --------    -------   --------
Income (loss) before income taxes
   and reorganization expense            14.5       3.1         3.3      (3.2)
Reorganization expense                   (3.3)       --        11.4        --
                                       --------  --------    -------   --------
Income (loss) before taxes               17.8       3.1        (8.1)     (3.2)
Income tax provision (benefit)             --       1.0        (1.2)     (1.1)
                                       --------  --------    -------   --------
Net income (loss)                        17.8%      2.1%       (6.9)%    (2.1)%
                                       --------  --------    -------   --------
                                       --------  --------    -------   --------

QUARTER ENDED NOVEMBER 30, 1996 COMPARED TO QUARTER ENDED NOVEMBER 25, 1995
NET SALES. Net sales decreased 1% to $27.2 million for the third quarter of fiscal 1997 from net sales of $27.4 million for the third quarter of fiscal 1996. The decrease in net sales was primarily due to operating approximately 50 fewer stores during this period and was substantially offset by a 15% same store sales increase in the 170 continuing stores.

GROSS PROFIT. Gross profit, which is net sales less cost of merchandise, buying and occupancy expenses, was $10.1 million or 37.2% of net sales during the third quarter of fiscal 1997 compared to $8.5 million or 30.9% of net sales during the same period in fiscal 1996. The increase in gross profit was primarily due to the Company's emphasis on the more profitable categories of its merchandise mix and an increased concentration of direct import merchandise in the 170 continuing stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the third quarter of fiscal 1997 decreased to $5.6 million from $6.4 million for the third quarter of fiscal 1996. These expenses were 20.5% of net sales in fiscal 1997 and 23.3% in fiscal 1996. The decrease in these expenses was primarily due to closing approximately 50 unprofitable stores in fiscal 1997.

OPERATING INCOME. The operating income for the quarter was $4.0 million or 14.6% of sales compared to an operating income of $1.3 million or 4.7% of net sales for the same period last year.

INTEREST, NET. Interest expense, net of interest income, for the third quarter of fiscal 1997 was $26,888, a decrease of $401,485 from $428,373 for the third quarter of fiscal 1996. This decrease was primarily the result of the discontinuance of accruing interest on prepetition debt after the petition date.

REORGANIZATION EXPENSE. The Company recorded a one-time gain of $0.9 million related to a reversal of Chapter 11 bankruptcy reorganization expense previously recorded in the second quarter. This gain is the net result of the acceptance by landlords representing 49 rejected store leases of a cash settlement equal to 25% of their allowed claims partially offset by professional fees and other bankruptcy related costs.

NET INCOME. As a result of the foregoing factors, the Company had net income of $4.8 million or 17.8% of net sales for the third quarter of fiscal 1997 compared to net income of $0.6 million or 2.1% of net sales for the third quarter of fiscal 1996.



THREE QUARTERS ENDED NOVEMBER 30, 1996 COMPARED TO THREE QUARTERS ENDED NOVEMBER 25, 1995
NET SALES. Net sales increased 1% to $71.4 million for the first three quarters of fiscal 1997 from net sales of $70.9 million for the same period of fiscal 1996. The increase in net sales was primarily due to a 7% same store sales increase in the 170 continuing stores offset by closing approximately 50 unprofitable stores during the second and third quarters.

GROSS PROFIT. Gross profit, which is net sales less cost of merchandise, buying and occupancy expenses, was $22.3 million or 31.2% of net sales during the first three quarters of fiscal 1997 compared to $19.7 million or 27.7% of net sales during the same period in fiscal 1996. The increase in gross profit was primarily due to the reduced level of fall and holiday merchandise to be liquidated in the first quarter; an increased concentration of direct imports which yield a higher gross margin; and reduced occupancy costs partially offset by markdowns taken to liquidate inventory in the closing stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first three quarters of fiscal 1997 decreased to $17.4 million from $18.5 million for the first three quarters of fiscal 1996. These expenses were 24.3% of net sales in fiscal 1997 compared to 26.1% of net sales in fiscal 1996. The decrease in these expenses was primarily due to closing approximately 50 unprofitable stores in fiscal 1997.

OPERATING INCOME (LOSS). The operating income for the first three quarters of fiscal 1997 was $2.9 million or 4.1% of sales compared to an operating loss of $1.2 million or 1.7% of net sales for the same period last year.

INTEREST, NET. Interest expense, net of interest income, for the first three quarters of fiscal 1997 was $532,588, a decrease of $549,834 from $1,082,422 for the first three quarters of fiscal 1996. This decrease was primarily the result of the discontinuance of accruing interest on prepetition debt after the petition date.

REORGANIZATION EXPENSE. The Company recorded approximately $8.2 million of reorganization expense during the second and third quarters of fiscal 1997.
This reorganization expense included a $2.4 million loss on disposal of fixed assets; $2.6 million of professional fees and services; $1.1 million of lease rejection claims; $0.8 million related to an inventory impairment reserve; $0.2 million of severance pay; and $1.0 million in other bankruptcy related expenses.

NET LOSS. As a result of the foregoing factors, the Company had a net loss of $4.9 million or 6.9% of net sales for the first three quarters of fiscal 1997 compared to a net loss of $1.5 million or 2.1% of net sales for the first three quarters of fiscal 1996.

                      PERFORMANCE OF 170 CONTINUING STORES

The closing of stores in connection with the Company's Chapter 11 bankruptcy filing has enabled management to concentrate its efforts on the 170 continuing stores that the Company believes provide the greatest potential for ongoing profitability. The following tables set forth the results of operations for these 170 continuing stores for the periods indicated. Certain financial information for these stores is expressed in dollars and as a percentage of net sales.

                                                                170 Continuing Stores
                                            ---------------------------------------------------------
                                                  Quarter Ended              Three Quarters Ended
                                            --------------------------     --------------------------
                                              Nov. 30,       Nov. 25,       Nov. 30,       Nov. 25,
                                                1996           1995           1996           1995
                                            -----------    -----------    -----------     -----------
Net sales                                   $26,441,552    $22,761,566    $62,738,484     $57,831,864
Merchandise, buying and occupancy            16,128,410     15,244,268     41,109,148      40,485,045
                                            -----------    -----------    -----------     -----------
Gross profit                                 10,313,142      7,517,298     21,629,336      17,346,819
Selling, general & admin. expenses            5,433,164      5,247,600     15,307,148      15,085,950
Depreciation and amortization                   569,042        562,079      1,713,482       1,658,738
                                            -----------    -----------    -----------     -----------
Operating income                            $ 4,310,936    $ 1,707,619    $ 4,608,706     $   602,131
                                            -----------    -----------    -----------     -----------
                                            -----------    -----------    -----------     -----------






                                                                170 Continuing Stores
                                            ---------------------------------------------------------
                                                     Quarter Ended             Three Quarters Ended
                                              ------------------------     --------------------------
                                               Nov. 30,       Nov. 25,       Nov. 30,        Nov. 25,
                                                 1996           1995           1996            1995
                                               --------      ---------      ---------       ---------

Net sales                                       100.0%         100.0%         100.0%          100.0%
Merchandise, buying and occupancy                61.0           67.0           65.5            70.0
                                               --------       --------       --------        -------
Gross profit                                     39.0           33.0           34.5            30.0
Selling, general & admin. expenses               20.5           23.1           24.4            26.1
Depreciation and amortization                     2.2            2.4            2.8             2.9
                                               --------       --------       --------        -------
Operating income                                 16.3%           7.5%           7.3%            1.0%
                                               --------       --------       --------        -------
                                               --------       --------       --------        -------


For the three months ended November 30, 1996, operating income in the 170 continuing stores increased $2.6 million from the same period in the prior year, improving upon the trend established in the second quarter. Management's focus on the 170 continuing stores, following the decision to close approximately 50 underperforming stores, helped generate improved sales performance in the 170 continuing stores, particularly in the second and third quarters. Higher gross margins were realized primarily due to the same store sales growth both in the quarter and year-to-date; an increased concentration of direct imports; the Company's emphasis on the more profitable categories of its merchandise mix; and lower occupancy costs. Due to higher gross profit and reductions made in selling, general and administrative expenses in the second and third quarters of fiscal 1997, the operating income for the nine months ended increased by $4.0 million from the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal on-going needs for liquidity are to finance the purchase of merchandise inventories and other working capital requirements. Merchandise purchases vary on a seasonal basis, peaking in the fall. As a result, the Company's cash requirements historically reach their peak in October and November. Conversely, cash balances reach their peak in January, after the holiday season is completed.

Net cash generated by operating activities totaled $3.3 million for the first nine months of fiscal 1997 as compared to a net usage of $4.6 million for the same time period in the prior year. This is the result of (i) increased sales from liquidating inventory at stores that were closed during the year; (ii) certain prepetition liabilities, which would have been paid in the ordinary course of business, were stayed as the result of the Company's Chapter 11 reorganization and will be paid in the fourth quarter of fiscal 1997; (iii) increased same store sales of 7% in the 170 continuing stores; and (iv) reductions in selling, general and administrative expenses due to closing approximately 50 unprofitable stores. The Company used approximately $2.2 million of cash to make payments to professionals for services and for other miscellaneous reorganization expenses. Cash was also used to finance $720,577 of capital expenditures for the completion of the major remodeling of five (5) stores and other miscellaneous capital expenditures. During the fourth quarter the Company expects to expend approximately $2.5 million to satisfy creditors' prepetition and lease rejection claims. The Company expects to spend up to $4 million on capital expenditures in fiscal 1998 opening 5 to 10 new stores and completing approximately ten (10) major remodels. Management expects its cash on hand combined with cash flow from operations and borrowings under the Norwest Revolver to be sufficient to meet its capital expenditure and working capital requirements and its other needs for liquidity during the upcoming year.

While the Company was restructuring its operations, the Company had a $10 million debtor-in-possession Revolving Credit and Security Agreement (the
"DIP Facility") with Norwest Bank Minnesota, National Association, subject to a borrowing base calculation. The Company had the ability to request revolving credit loans and the issuance of letters of credit under the DIP Facility. The DIP Facility terminated on December 3, 1996, the effective date of the Plan.

As part of the Plan, the Company entered into a borrowing agreement with Norwest Bank Minnesota, National Association (the "Norwest Revolver") expiring April 1, 1999. The Norwest Revolver provides the Company with revolving credit loans and letters of credit up to $10 million, subject to a borrowing base formula.

Loans under the Norwest Revolver bear interest at Norwest's base rate plus 3/4%. The interest is payable monthly in arrears. After June, 1997, the Norwest Revolver provides for a potential decrease in the interest rate, depending on the financial performance of the Company (as described in the Norwest Revolver). The Norwest Revolver carries commitment fees of 1/4% of the difference between $5 million and the average amount outstanding under the facility (including letters of credit). If the average amount outstanding under the facility (including letters of credit) is between $5 million and $7.5 million, the commitment fee shall be based on the difference between $7.5 million and the average amount outstanding under the facility (including letters of credit) and if the average amount outstanding (including letters of credit) is in excess of $7.5 million, the commitment fee is on the difference between $10 million and the average amount outstanding under the facility (including letters of credit). This facility is secured by substantially all of the Company's assets. The borrowing base at January 3, 1997, was $5.3 million. As of January 3, 1997, the Company had no borrowings and outstanding letters of credit in the amount of $2.7 million under the Norwest Revolver. Accordingly, the availability of revolving credit loans under the Norwest Revolver was $2.6 million at that date.

The Norwest Revolver contains, among other things, covenants with respect to (i) capital expenditures, (ii) earnings before interest, taxes, depreciation and amortization, (iii) inventory turnover ratios, (iv) additional indebtedness, (v) investments and (vi) prohibitions on paying dividends.

Further, as part of the Plan, the Company issued $10,300,200 of public debt in the form of 12% Senior Notes (the "New Notes") due January, 2005. The New Notes were issued, pursuant to an Indenture dated as of December 2, 1996, to (i) the holders of the 9% Senior Notes due January, 2001 where each holder received, for each $1,000 principal amount, (a) 48 shares of Common Stock in BFC and (b) New Notes in the original principal amount of $800 and (ii) the Company's prepetition banks who received a total of (a) 138,284 shares of Common Stock in BFC and (b) $2,313,000 in the original principal amount of the New Notes. Principal repayments are scheduled to begin January 1, 1998, and will occur annually, at the first of every calendar year. The mandatory redemption percentage of the original principal amount of New Notes is as follows: 1998 - 6.6%; 1999 - 7.2%; 2000 - 7.8%; 2001 - 8.5%; 2002 - 9.3%; 2003 - 10.1%; 2004 -
11.0%; 2005 - Maturity.

The principal amount of the New Notes bears interest at the rate of 12% per annum from and after December 17, 1996. Interest at the rate of 9% per annum on the outstanding principal amount is to be paid monthly beginning on January 31, 1997, and on the last day of each calendar month thereafter until all amounts due and owing on the New Notes and under the Indenture have been paid in full. Interest at the rate of 3% per annum on the outstanding principal amount shall accrue monthly and shall, upon accrual, be treated as principal for all purposes, including without limitation, the calculation of all interest payments due thereafter, and shall be payable in full on January 1, 2005.

The New Notes are general unsecured senior obligations of the Company. The Indenture for the New Notes contains certain covenants which, among other things, limit the ability of the Company to incur liens, incur additional indebtedness, and restrict the Company's ability to declare dividends.

During the fiscal years ended February 26, 1994, February 25, 1995, and March 2, 1996, the Company experienced a decline in same store sales of 5 percent, 9 percent, and 3 percent, respectively. In the first three quarters ended November 30, 1996, same store sales in the 170 continuing stores (excluding stores closed as part of the Company's Chapter 11 reorganization) increased 7% while margins improved significantly. In the past three years management believes there has been a shift in consumer spending away from apparel purchases to durable goods such as homes and home related items, automobiles and electronics. Further, the casualization of the workplace has altered consumer demand for apparel. While the Company's stores will continue to face strong competition from a broad range of national and regional retail chains, including department stores, specialty stores and discount stores, management has reacted to this environment by refocusing its merchandising program. Specifically, the Company has increased its emphasis on the more profitable categories of its merchandise mix and increased its concentration of direct import merchandise.
In fiscal 1997, the Company expects to import directly approximately 50% of its merchandise purchases as compared to approximately 40% the prior year. Through the first nine months of fiscal 1997, approximately 19% of the Company's purchases were from one overseas vendor. The Company believes it has a good working relationship with this vendor as well as its other vendors in the Company's direct import program. Management also believes that other suppliers are available should there be a disruption in supply from this vendor or its other current overseas vendors.

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



                            PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 2, 1996, Braun's Fashions Corporation ("BFC") and its wholly owned subsidiary, Braun's Fashions, Inc. ("BFI") (collectively BFC and BFI are referred to herein as the "Company"), filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, Jointly Administered Case No. 96-1030 (HSB).

Under the protection of Chapter 11, the Company managed its affairs and operated its business as a debtor-in-possession. The Company filed its Plan of Reorganization on July 18, 1996, the First Amended Plan of Reorganization on August 29, 1996, and the Second Amended Plan of Reorganization on October 22, 1996, (the "Plan") along with its Disclosure Statement. On October 22, 1996, the Bankruptcy Court approved the Disclosure Statement as containing adequate information and established November 18, 1996, as the deadline for voting on the Plan. The Plan was approved by 99.6% of the shareholders and by a majority of each class of the creditors that voted. On November 22, 1996, the Bankruptcy Court confirmed the Plan. The effective date of the Plan was December 3, 1996.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Bankruptcy Court established November 18, 1996, as the deadline for shareholders to vote for or against the Plan. Of voting shareholders, 99.6% approved the Plan. For further discussion of the Plan, see the information under Management's Discussion and Analysis of Financial Condition and Results of Operations, which information is incorporated in this Item 4 by reference.

     The following votes were cast with respect to the Plan:


                                      Votes
               For                   Against   Withheld/Abstain
               ---                   -------   ----------------

            2,133,645                  20          1,662,847

(b) The Company held its annual meeting on December 11, 1996, in Minneapolis, Minnesota. The Company solicited proxies and filed definitive proxy statements with the Commission pursuant to Regulation 14A. The matters voted upon at the meeting and the votes cast were as follows:

     Item No. 1  Election of Directors

                                      Votes
                                       For         Withhold
                                       ---         ---------
        Larry C. Barenbaum          3,425,422       150,880
        Donald D. Beeler            3,425,422       150,880



     Item No. 2 Proposal to increase the number of shares of Common Stock reserved for issuance under the Company's 1987 Stock Incentive Plan from 510,000 to 710,000 shares.

                                   Votes
           ----------------------------------------------------------
            For          Against          Abstain     Broker Non-Vote
            ---          -------          -------     ---------------

         2,474,844       333,046           5,650         1,062,762


     Item No. 3 Proposal to ratify the appointment of Price Waterhouse LLP as the Company's independent auditor for the Company's current fiscal year.

                                   Votes
          ------------------------------------------------------------
            For          Against          Abstain     Broker Non-Vote
            ---          -------          -------     ---------------

         3,554,702       19,100            2,500             0

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibits
               Exhibit 11--Statement Re: Computation of Per Share Earnings
               Exhibit 27--Financial Data Schedules (submitted for SEC use only)

          (b)  Reports on Form 8-K
               The following reports on Form 8-K were filed with the Securities and Exchange Commission.

               Date of Report      Item Reported
               --------------      -------------
               July 2, 1996        The Company reported that it had filed a
               Filed July 17,      voluntary petition for reorganization under
               1996                Chapter 11 of the Federal Bankruptcy Code in
                                   the United States Bankruptcy Court for the
                                   District of Delaware.

               December 3, 1996    The Company reported that the Federal
               Filed January 14,   Bankruptcy Court for the District of Delaware
               1997                had confirmed the Second Amended Plan of
                                   Reorganization.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 10, 1997



                                   BRAUN'S FASHIONS CORPORATION



                                   By   /S/ STEPHEN W.CLARK
                                     --------------------------------------
                                               Stephen W. Clark
                                               Vice President &
                                               Chief Financial Officer

                                               Signing on behalf of the
                                               registrant and as
                                               principal financial
                                               officer.