Form 10-K405
period 1997-03-01
BRAUNS FASHIONS CORP
filed 1997-05-30
CIK 883943

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
(Mark One)                 ---------------------------
                                       FORM 10-K

 /X/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                       FOR THE FISCAL YEAR ENDED MARCH 1, 1997
                                          OR

 / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                             COMMISSION FILE NO. 0-19972

                              BRAUN'S FASHIONS CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                06 - 1195422
    (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)

    2400 XENIUM LANE NORTH, PLYMOUTH, MINNESOTA              55441
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

         Registrant's telephone number, including area code:  (612) 551-5000
                                  ---------------------
          Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share
                                                  12% Senior Notes due 2005
                                  ---------------------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/
    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X       NO
   ------      ------

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES  X       NO
   -----       ------

    As of May 15, 1997, 4,432,588 shares of common stock were outstanding and the aggregate market value of the common stock held by non-affiliates of the Registrant on that date was approximately $33,012,204 based upon the last reported sale price of the common stock at that date by The NASDAQ Stock Market.

                           DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held July 16, 1997 (the "Proxy Statement") are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                                 BRAUN'S FASHIONS CORPORATION

                                 1997 FORM 10-K ANNUAL REPORT

                                       TABLE OF CONTENTS






                                            PART I                                            PAGE
                                                                                              ----

Item 1.  Business................................................................................1

Item 2.  Properties..............................................................................6

Item 3.  Legal Proceedings.......................................................................8

Item 4.  Submission of Matters to a Vote of Security Holders.....................................8

Item 4a. Executive Officers of the Registrant....................................................9



                                             PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters..............10

Item 6.  Selected Consolidated Financial Data...................................................11

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..................................................................12

Item 8.  Consolidated Financial Statements......................................................17

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...33

                                             PART III

Item 10. Directors and Executive Officers of the Registrant.....................................33

Item 11. Executive Compensation.................................................................33

Item 12. Security Ownership of Certain Beneficial Owners and Management.........................33

Item 13. Certain Relationships and Related Transactions.........................................34

                                             PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K........................34

         Signatures.............................................................................37


                                     PART I
                                     ITEM 1.
                                    BUSINESS

GENERAL
    Braun's Fashions Corporation ("BFC"), is a Minneapolis-based regional retailer of women's specialty apparel which operates through its wholly owned subsidiary, Braun's Fashions, Inc. ("BFI") (collectively referred to as "Braun's" or the "Company"). As of May 15, 1997, the Company operated a chain of 172 stores in 20 states in the Midwest and Pacific Northwest. Most stores are mall based, average 3,400 square feet and are located in mid-sized markets.

    Braun's target customer is a 35 to 55 year old working woman who purchases coordinated assortments that can be worn for both work and leisure activities. Braun's offers this target customer moderately priced sportswear, dresses and accessories ("a multiple wardrobe") and differentiates itself from other fashion retailers through novelty/distinct pattern offerings.

FORWARD LOOKING INFORMATION
    Information contained in this Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "plan", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: consumers' spending and debt levels; the Company's ability to execute its business plan; the acceptance of the Company's merchandising strategies by its target customers; the ability of the Company to anticipate marketing trends and consumer needs; continuity of a relationship with or purchases from major vendors, particularly those from whom the Company imports merchandise; competitive pressures on sales and pricing; increases in other costs which cannot be recovered through improved pricing of merchandise; and the adverse effect of weather conditions from time to time on consumers' ability or desire to purchase new clothing.

INDUSTRY DEVELOPMENTS AND CHAPTER 11 FILING
    During the past 3 years, significant industry and consumer attitude changes have taken place which have greatly impacted the women's apparel industry. Management believes the following factors have contributed to the changing retail environment: (i) the convergence by department stores, mass merchandisers and discount operations on the moderate priced women's apparel category; (ii) the consumer's discretionary income devoted to apparel has declined with disposable income more likely to be allocated to the purchase of durable goods; (iii) the casualization of the workplace has caused a shift from dressy to more sportswear oriented purchases; and (iv) the working woman has less time, between business and family commitments, to shop.

    These changes and conditions have made the women's apparel industry extremely challenging. Retailers seeking market share in this highly competitive environment have escalated promotional efforts, putting tremendous pressure on gross margins.

    As a result of the extremely competitive environment and in response to the deteriorating liquidity position brought on by losses at approximately 50 of its store locations and to facilitate restructuring of its obligations, the Company filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code on July 2, 1996. Under the protection of Chapter 11, the Company managed its affairs and operated its business as a debtor-in-possession while developing a plan of reorganization. The Company filed its Plan of Reorganization on July 18, 1996, the First Amended Plan of Reorganization on August 29, 1996, and the Second Amended Plan of Reorganization on October 22, 1996 (the "Plan"), along with its Disclosure Statement. On October 22, 1996, the Bankruptcy Court approved the Disclosure Statement as containing adequate information and established November 18, 1996, as the deadline for voting on the Plan. The Plan was approved by 99.6% of the voting shareholders and by a majority of each class of the creditors that voted. On November 22, 1996, the Bankruptcy Court confirmed the Plan, which became effective on December 3, 1996.

    The following table summarizes the classification of the claims and interests under the Plan and the treatment of such claims and interests under the Plan:


              Class                         Description of Treatment
              -----                         ------------------------

1.  Secured Claims                          Each holder of an allowed claim
                                            received either (i) return of
                                            collateral in full satisfaction of
                                            such secured claim; (ii) payment in
                                            cash in an amount equivalent to the
                                            lesser of (a) the value of the
                                            collateral or (b) the full amount
                                            of the secured claim; (iii)
                                            treatment of such secured claim in
                                            accordance with Section 1124(2) of
                                            the Bankruptcy Code; or (iv) such
                                            other treatment as was agreed to in
                                            writing by such holder of the
                                            secured claim and the Company.

2.  Priority Non-Tax Claims                 Each holder of an allowed claim
                                            received the amount of such
                                            holder's allowed claim in one cash
                                            payment.

3.  Public Debt and Public Debt             Each holder received, in respect of
    Guaranty Claims                         each $1,000 principal amount of
                                            such public debt claim, (i) 48
                                            shares of common stock in BFC and
                                            (ii) $800 in original principal
                                            amount of new notes bearing
                                            interest at 12% per annum ("New
                                            Notes").  This distribution also
                                            served to satisfy the public debt
                                            guaranty claim.

4.  General Unsecured Claims                Each eligible claim holder
                                            received, at the election of the
                                            Company, cash equal to the allowed
                                            amount of such claim.

5.  Bank and Bank Guaranty Claims           The holders of allowed claims
                                            received a total of (i) 138,284
                                            shares of common stock in BFC and
                                            (ii) $2,313,000 in original
                                            principal amount of New Notes.
                                            This distribution also served to
                                            satisfy the Bank Guaranty Claim.

6.  Trade Claims                            Each eligible claim holder received
                                            cash in an amount equal to the
                                            allowed amount of such claim.

7.  Lease Rejection Claims                  Per the acceptance of the Plan by
                                            these claim holders, each holder
                                            received cash in an amount equal to
                                            25% of the allowed amount of such
                                            claim.

8.  Gift Certificate Claims                 The Company honored and will
                                            continue to honor gift certificate
                                            claims in the ordinary course of
                                            business in accordance with the
                                            Company's general practice.

9.  Holders of Braun's Fashions             Each holder of an allowed interest
    Corporation Common Stock                retained such interest, subject to
                                            the dilutive and other effects of
                                            the Plan.

    Administrative claims and priority tax claims were not classified under the Plan. In accordance with terms under the Plan, each holder of an allowed claim for an administrative expense or priority tax claim received, at the option of the Company, the amount of such holder's allowed claim in one cash payment.

    As a result of its bankruptcy filing, the Company recorded $7.8 million of reorganization expenses in fiscal 1997 in the following categories: professional fees - $2.6 million; loss on disposal of fixed assets - $2.5 million; lease rejection claims - $1.0 million; inventory impairment - $0.6 million; severance pay - $0.2 million; and other bankruptcy related expenses - $0.9 million.

    Braun's emerged from Chapter 11, upon confirmation of its Plan, only 5 months after filing. The Plan was approved by 99.6% of the shareholders and by a majority of each class of creditors that voted. After emergence from Chapter 11 the Company has benefited from actions implemented during the reorganization, including: rejecting 50 unprofitable store leases which in the previous year generated operating losses of $2.3 million; re-negotiating more favorable lease terms for an additional 46 stores; negotiating a $10 million working capital line of credit with a new lender; downsizing the distribution center by 35,000 square feet; strengthening the organization by hiring highly qualified individuals in the key areas of store operations and merchandise planning and distribution, and eliminating corporate and field staff associated with the discontinuance of the junior division (Gigi stores) and the reduced number of stores.

BUSINESS STRATEGY
    The Company's business strategy is to provide its target customer with high quality, value-priced, coordinated ensembles that are interchangeable between work and leisure activities; to differentiate itself from its competitors through its focused merchandising approach, including an emphasis on private label merchandise manufactured exclusively for the Company; to continue to enhance efficiencies in purchasing, distribution and management information systems; to effectively manage its merchandise inventories to maximize sales and gross profit; and to maintain updated, attractive store facilities.

    The key elements of the Company's strategy are as follows:

    -    Address the changing needs of its target customer

    -    Focus its merchandising approach

    - Utilize information systems to drive decision making and maintain tight inventory control

    - Maintain updated and attractive stores and commence controlled expansion program

    ADDRESS THE CHANGING NEEDS OF ITS TARGET CUSTOMER. The Company conducts ongoing market research to track and analyze the changing needs of its customers in its clearly identified market niche. Braun's target customer is the 35-to-55 year old woman with an annual family income of $35,000 to $75,000 who is value-conscious yet desires a fashionable wardrobe of "lifestyle" clothing that can be worn for both work and leisure activities. The Company's objective is to be recognized as offering fashionable merchandise at attractive prices.

    FOCUS ITS MERCHANDISING APPROACH. Braun's merchandising approach is value-driven and provides customers with a focused, coordinated selection of quality private label and brand name apparel in three basic assortments: lifestyle, special attitude, and active wear. The "lifestyle" assortment, which is the predominant group, includes versatile clothing that may be worn for work as well as casual events. The "special attitude" assortment consists of dresses and dressy sportswear that are used primarily for special occasions. The "active wear" assortment consists of clothing worn for leisure activities and includes denim, fleece and shorts. Braun's stores use an integrated merchandising approach in which all merchandise is geared to the customer's lifestyle requirements and is presented in color stories which are changed seasonally.

    Braun's lines of merchandise include five principal segments: sportswear, sweaters, dresses, accessories, jackets and blazers. During fiscal 1997, the Company's merchandise emphasis was consistent with fiscal 1996 where the merchandise emphasis was on sportswear and sweaters. The following table sets forth the approximate percentage of net sales attributable to each merchandise group for the past three fiscal years:

                                       PERCENTAGE OF NET SALES
                                       -----------------------
                                       1997      1996      1995
                                    ---------  --------  -------

    MERCHANDISE GROUP
    Sportswear                         59.5%     60.2%     61.4%
    Sweaters                           21.5      17.5      14.3
    Dresses                            10.9      14.7      14.7
    Accessories                         5.3       5.3       6.4
    Coats, jackets and blazers          2.8       2.3       3.2
                                    ---------  --------  -------
         Total                        100.0%    100.0%    100.0%
                                    ---------  --------  -------
                                    ---------  --------  -------


    The Company has developed a variety of strategies and programs to distinguish itself from its competitors and build customer loyalty. Major elements of its merchandising strategy include:


    STRONG VISUAL MERCHANDISE PRESENTATION. The Company's stores rely heavily on attracting mall traffic through stimulating visual presentation. Braun's uses carefully designed front-of-store displays to draw customers into the store. The visual program emphasizes attractive windows and store-entrance areas, as well as graphics and other collateral materials that "romance" the clothing. Merchandise is planned and assorted by consistent color stories throughout the store which present a color or seasonal theme.

    PRIVATE LABEL CLOTHING. The use of private label clothing produced exclusively for Braun's creates a unique store identity and establishes a competitive "point of difference", while resulting in higher-than-average gross profit margins. For its private label clothing, the Company primarily uses its proprietary brand name, "CHRISTOPHER & BANKS". The Company estimates that sales of Braun's private label clothing comprised approximately 68% of its sales in fiscal 1997, an increase from 60% in fiscal 1996. The Company anticipates that private label clothing will account for approximately the same percent of its sales in fiscal 1998. The Company's merchandising staff works closely with its vendors in selecting and developing designs for the Company's private label merchandise.

    DIRECT IMPORT PROGRAM. During fiscal 1997, the Company increased its purchases of direct imports to 50% of its total purchases, up from 40% in the previous year. The Company anticipates that direct imports, as a percent of total purchases, will be approximately 50% in fiscal 1998. Management believes that direct imports allow the Company to obtain high quality merchandise at a lower cost. This in turn gives the Company the flexibility to be more promotional and establish a merchandising point-of-difference from its competitors.

    KEY VENDOR RELATIONSHIPS. The Company's ongoing relationships with key vendors has enabled it to: (i) expand its private label offerings in order to project a merchandising point of difference; (ii) carry out a timely product testing and reorder program designed to maximize sales; and (iii) offer the customer "opportunistic" purchases through planned promotional programs.

    LOYALTY BUILDING PROGRAMS. Braun's has frequent shopper and preferred customer programs which the Company believes encourage repeat sales and customer loyalty. Features include: a frequent shopper program where customers, after reaching certain cumulative purchase levels, are awarded a coupon redeemable toward future purchases; and a preferred customer program which offers additional customer benefits including invitations to private sales, informational phone calls and notices on upcoming sales. The customer automatically becomes a preferred customer after receiving the first frequent shopper award coupon. As of March 1, 1997, there were approximately 390,000 frequent customers and 70,000 preferred customers.

    In August 1995, the Company introduced a Braun's credit card for the purpose of increasing sales, strengthening customer loyalty and facilitating more frequent communication with core customers. The program's results to date have exceeded the Company's expectations and as of March 1, 1997, there were approximately 120,000 cardholders. The Braun's card is offered through a third party finance company with no recourse or credit risk to Braun's.

    QUALITY ASSURANCE. The Company uses a variety of quality control measures prior to and at warehouse receipt including color, fabric and construction analysis and sizing verification, to ensure that all merchandise meets the Company's quality standards.

    UTILIZE INFORMATION SYSTEMS TO DRIVE DECISION MAKING AND MAINTAIN TIGHT INVENTORY CONTROL. The Company has an integrated on-line management information system. This information system, which includes point-of-sale registers in all stores, provides support for merchandising, inventory management, marketing, and financial and management reporting. The on-line access to information allows management to monitor sales trends by style, vendor and merchandising classification. The Company's updated POS registers expedite consumer checkout and provide for an efficient flow of information to and from the stores.


    The Company manages its merchandise inventories to generate maximum sales and gross margins. It utilizes a computerized planning and allocation system to consistently deliver appropriate merchandise assortments to its stores. The Company utilizes a cost effective program to deliver merchandise on a daily basis from the Company's distribution center to all stores. As a result of these programs, inventories can be maintained at their most efficient level throughout the year which ensures a consistent flow of fresh merchandise to the stores.

    During the Chapter 11 proceeding, the Company liquidated old inventory and significantly improved its inventory "freshness". Since emerging from Chapter 11, the Company has continued to use promotional markdowns and special sales to promote improved inventory turnover and maintain fresh inventories. Inventory turnover increased from 2.6 turns in fiscal 1996 to 3.2 turns in fiscal 1997. Management believes its tightened inventory control has contributed significantly to its increased gross margins and operating income.

    MAINTAIN UPDATED AND ATTRACTIVE STORES AND COMMENCE CONTROLLED EXPANSION PROGRAM. The Company continually updates store design and layout. The Company believes that the present prototype highlights visual merchandise presentation and improves the customer's shopping experience through enhanced decor, fixturing and store layout. The Company typically effects a major or a minor remodeling of a store following renewal of the store's lease. However, during the interim, improvements such as carpet replacement, painting and similar improvements are made as needed. The Company completed a total of five major store remodelings in fiscal 1997, seven in fiscal 1996, and seven in fiscal 1995. The Company plans to complete ten major store remodelings in fiscal 1998.

    The Company plans to pursue a strategy of controlled expansion. Twelve to fifteen new stores are planned for fiscal 1998. New stores will be opened in regional malls in states where the Company already has a market presence.

STORE OPERATIONS
    The Company operates its stores in a manner that encourages operational management participation in planning, execution and evaluation of the Company's business and operational policies at all functional levels. Each store has a manager who executes Company policy and is responsible for day-to-day operations of the store. Store managers complete a management training program and are eligible for Company incentive awards based upon store sales volume and expense control. The Company has a training department devoted to the ongoing training of its store personnel.

PURCHASING/SOURCES OF SUPPLY
    Direct imports accounted for approximately 50% of total purchases in fiscal 1997. The Company purchased nearly all of its merchandise from approximately 200 vendors in fiscal 1997. In fiscal 1997, the Company's ten largest vendors represented approximately 49% of the Company's purchases. Further, purchases from the Company's largest overseas supplier accounted for 17% of total purchases in fiscal 1997 compared to 14% in fiscal 1996. The Company believes it has a good working relationship with this vendor as well as its other vendors. Management also believes that other suppliers are available should there be a disruption in supply from this vendor or its other current vendors. The Company's main suppliers are established, quality apparel manufacturers who have worked with the Company over many years and are familiar with the Company's marketing and merchandising approach. The Company believes its relationships with its key vendors are good. The Company intends to continue to directly import approximately 50% of its merchandise purchases during fiscal 1998. Direct imports enable the Company to purchase quality merchandise at significantly reduced costs and allow the Company to offer its customers a distinct styling and value point of difference.

    The Company's purchasing staff negotiates price, contract terms and allowances in an effort to give customers good value. The Company's merchandising staff also develops programs suited to the strength of each individual supplier. This involves a range of purchasing arrangements and covers the spectrum from buying vendor merchandise to designing merchandise with the vendor's assistance.

ADVERTISING AND PROMOTION
    The Company believes that most of its locations depend on mall traffic. To attract customers into its stores, the Company emphasizes front-of-store displays, entryway fixturing and in-store visual presentation. The merchandise presentation is further enhanced by the use of photographic visual merchandising images including signs and graphics. Additionally, the Company uses direct mail in connection with the frequent shopper and preferred customer programs. The Company also uses newspaper and radio media advertising in targeted markets to promote special sales events.

SEASONALITY
    The Company's sales show seasonal variation as sales in the third and fourth quarters, which include the Christmas season, generally have been higher than sales in the first and second quarters. Sales generated during the Christmas season have a significant impact on the Company's annual results of operations.

COMPETITION
    The women's retail apparel business is highly competitive. The Company believes that the principal bases upon which it competes are merchandise selection, price, fashion, quality, store location, store environment and
service.   The Company competes with a broad range of national and regional retail chains that sell similar merchandise, including department stores, specialty stores and discount stores. The increased focus of department stores, mass merchandisers and discount operators on this moderate priced segment have made this industry increasingly competitive in recent years. Many of these competitors are larger and have greater financial resources than the Company. The Company believes that its focused merchandise selection and presentation, competitive prices, product quality, loyalty building programs and customer service enable the Company to compete effectively.

EMPLOYEES
    At May 15, 1997, the Company had approximately 450 full-time and approximately 1,000 part-time employees. The number of part-time employees increases during peak selling periods. None of the Company's employees are represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and considers its relationship with its employees to be satisfactory.

TRADEMARKS AND SERVICE MARKS
    The Company is the owner of the federally registered trademark and service mark "BRAUNS" with respect to articles of apparel and "CHRISTOPHER & BANKS", which is its predominant private label. The Company also has common law rights in other trademarks and service marks which it considers to be of lesser importance. The Company believes its primary marks are important to its business and are recognized in the women's retail apparel industry. Accordingly, the Company intends to maintain its marks and the related registrations. The Company is not aware of any pending claims of infringement or other challenges to the Company's right to use its marks in the United States.

                                       ITEM 2.
                                      PROPERTIES

STORE LOCATIONS
    The Company's stores are located predominantly in regional shopping malls in mid-sized cities and suburban areas, which offer high-traffic by potential walk-in customers, easy access and perimeter parking. The typical Braun's store is in a visible and accessible location in an enclosed regional mall that has numerous specialty stores and two or more general merchandise chains or department stores as anchor tenants. Fewer than 10% of the Company's stores are located in strip shopping centers. The Company attempts to locate its stores strategically within the mall or shopping center to attract walk-in customers through stimulating visual displays. At May 15, 1997, Braun's stores averaged approximately 3,400 gross square feet.

At May 15, 1997, the Company operated 172 Brauns stores in the following states:

                             Number                                  Number
    State                   of stores       State                   of stores
    -----                   ---------       -----                   ---------
    Minnesota.................44            Utah.........................5
    Iowa......................26            Idaho........................4
    Wisconsin.................24            Colorado.....................3
    Michigan..................12            Missouri.....................3
    Illinois...................8            Oklahoma.....................3
    Nebraska...................7            Arkansas.....................2
    North Dakota...............7            Ohio.........................2
    Kansas.....................6            Wyoming......................2
    Montana....................6            Indiana......................1
    South Dakota...............6            Washington...................1


STORE LEASES     All of the Company's stores are leased.  Management believes that the current commercial real estate market, combined with the Company's relationship with nationally-recognized developers, established operating history and status as a middle-market retailer, makes the Company an attractive tenant when negotiating terms with shopping center developers or owners.

    Lease terms typically are for 10 years and may contain a renewal option. Leases generally provide for a fixed minimum rental and a percentage of sales above a specified level. This percentage override is typically 5%. The following table, which covers all of the stores operated by the Company at May 15, 1997, indicates the number of leases expiring during the fiscal year indicated and the number of such leases with renewal options.

                             Number of                          Number with
    FISCAL YEAR             Leases Expiring                    Renewal Options
    -----------             ---------------                    ---------------
    1998................          20                                 4
    1999................          21                                 6
    2000................          11                                 3
    2001................           9                                 3
    2002................          17                                 4
    2003 - 2007.........          91                                13
    2008 - 2012.........           3                                 0

    The Company currently plans to negotiate new leases in most of the locations which do not have renewal options.

HEADQUARTERS FACILITY
    The Company occupies a 210,000 square foot headquarters and merchandise distribution center facility located in Plymouth, Minnesota. The Company leases this facility under an agreement which expires on June 14, 2005. Under the agreement, the Company will pay rent of approximately $688,000 per year through June 14, 1999, and $746,000 per year from June 15, 1999, until the end of the lease term.

    The Company subleases 80,000 square feet of warehouse space in its distribution center to a third party. On January 31, 1997 its sublease agreement expired. Under the agreement, the Company received minimum rent of $278,040 per year. The subtenant was also required to reimburse the Company for property taxes, utilities and other operating costs of the subleased portion of the facility. As of May 15, 1997, this space is available for rent. However, the Company is currently pursuing a subtenant to sublease this space with terms similar to the expired sublease.

    In June 1994, the Company also entered into a sublease agreement to lease its previous office and warehouse facility. This lease was rejected effective September 30, 1996 during the course of the Company's Chapter 11 reorganization. During fiscal 1997, the Company received rent payments of $28,125 per month from the subtenant and submitted rent payments of $30,667 per month to the landlord.

                                       ITEM 3.

                                  LEGAL PROCEEDINGS
    There are no material legal proceedings pending against the Company.



                                       ITEM 4.

                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its annual meeting on December 11, 1996, in Minneapolis, Minnesota. The Company solicited proxies and filed definitive proxy statements with the Commission pursuant to Regulation 14A. The matters voted upon at the meeting and the votes cast were as follows:

    Item No. 1  Election of Class 2 Directors to serve a three year term

                                            Votes
                                            For                      Withhold
                                            -----                    --------

    Larry C. Barenbaum                    3,425,422                  150,880
    Donald D. Beeler                      3,425,422                  150,880


    Class 3 Directors whose terms continue until the 1997 annual meeting of
    shareholders are Herbert D. Froemming and James J. Fuld, Jr.   Class 1
    Directors whose terms continue until the 1998 annual meeting of shareholders are Nicholas H. Cook and Marc C. Ostrow.

    Item No. 2 Proposal to increase the number of shares of Common Stock reserved for issuance under the Company's 1987 Stock Incentive Plan from 510,000 to 710,000 shares.

                                        Votes
            --------------------------------------------------------------

         For       Against                  Abstain        Broker Non-Vote
         ---       -------                  -------        ---------------

      2,174,844    333,046                  5,650          1,062,762


    Item No. 3 Proposal to ratify the appointment of Price Waterhouse LLP as the Company's independent auditor for the Company's current fiscal year.

                                        Votes
            --------------------------------------------------------------
         For       Against                  Abstain        Broker Non-Vote
         ---       -------                  -------        ---------------

      3,554,702    19,100                   2,500                 0

                                       ITEM 4a.

                           EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information regarding the executive officers of the Company as of May 15, 1997.

    NAME                AGE                           POSITIONS AND OFFICES
--------------------------------------------------------------------------------


Nicholas H. Cook        56             Chairman of the Board, Chief Executive
                                       Officer and Director
Herbert D. Froemming    60             President, Chief Operating Officer,
                                       Treasurer, Secretary and Director
William J. Prange       43             Senior Vice President and General
                                       Merchandising Manager
Ralph Neal              50             Vice President of Operations
Joseph Pennington       51             Vice President of Merchandise Planning
                                       and Distribution
Jon Fortney             50             Vice President of Real Estate and
                                       Construction

    NICHOLAS H. COOK has served the Company in various capacities since 1977. Mr. Cook has been Chairman of the Board since January 1992, Chief Executive Officer since December 1990 and a director since October 1987. From December 1990 to June 1994, he also served as the Company's President. From February 1987 to December 1990, Mr. Cook was a Vice President.
    HERBERT D. FROEMMING has served the Company as President and Chief
Operating Officer since June 1994. Mr. Froemming has been Secretary since December 1990, and Treasurer since January 1989. From January 1989 until May 1994, Mr. Froemming served as the Company's Chief Financial Officer, and from March 1992 to June 1994 Mr. Froemming was a Senior Vice President. He has been a director of the Company since May 1990. From June 1984 until January 1989, Mr. Froemming was self-employed and was affiliated with Sullivan Associates, Inc. as a turnaround consultant for financially troubled companies. From September 1978 to June 1984, he was Senior Vice President of Gamble Skogmo, Inc., a merchandising and financial services conglomerate, and Wickes Companies, Inc. which acquired Gamble Skogmo in 1980.
    WILLIAM J. PRANGE has served as Senior Vice President and General Merchandising Manager since April 1995. From April 1994 through March 1995
Mr. Prange was Vice President and General Merchandising Manager. From 1989 to 1994 he was President and General Merchandise Manager of id Stores. From 1987 to 1989 he was Vice President and General Merchandise Manager of id stores.
From 1985 to 1987, Mr. Prange was Vice President and General Merchandise
Manager of Prange Department Stores.
    RALPH C. NEAL has served as Vice President of Operations since September 1996. From 1989 to 1996 Mr. Neal was Vice President of Operations for the id stores. From 1986 to 1989 Mr. Neal was a Senior Vice President of Brooks Fashions. From 1982 to 1986 Mr. Neal was Vice President of Operations for the id stores. Prior to 1982 Mr. Neal served in various managerial capacities for other women's apparel retailers.
    JOSEPH PENNINGTON has served as Vice President of Merchandise Planning and Distribution and Management Information Systems since February 1997. From April 1996 through January 1997 Mr. Pennington was self-employed, providing consulting services to retail companies including Braun's Fashions. Mr. Pennington was President and Chief Executive Officer of American Specialty Stores (dba the id) from June 1994 through March 1996. From October 1993 through May 1994 Mr. Pennington was Senior Vice President of Merchandise and Operations for the id, and from January 1990 through October 1993 Mr. Pennington was Vice President of Operations. From 1976 through 1989 Mr. Pennington held various positions with Foxmoor Stores, including Vice President of Planning from 1984 through 1989.
    JON R. FORTNEY has served the Company in various capacities since 1979.
Mr. Fortney has been Vice President of Real Estate and Construction since
March 1996.  From October 1993 to February 1996 Mr. Fortney was Vice
President of M.I.S. and Distribution. He was Vice President of Distribution and Merchandise Planning from November 1989 to October 1993, a Regional Supervisor of Stores from March 1986 to November 1989, a District Supervisor from February 1980 to March 1986, and a Store Manager from September 1979 to February 1980.

                                       PART II

                                       ITEM 5.
        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock has traded on The NASDAQ Stock Market under the symbol "BFCI" since March 31, 1992. Prior to that date there was no public market for the Company's common stock.

    The quarterly high and low closing bid quotations of the Company's common stock for fiscal 1997 and fiscal 1996 are presented in Note 9 of the Consolidated Financial Statements and are included herein. The quotations represent inter-dealer quotations without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

    The number of holders of record of the Company's common stock as of May 15, 1997 was 95. Based upon information received from the record holders, the Company believes there are more than 1,500 beneficial owners. The last reported sales price of the Company's common stock on May 15, 1997 was 8 7/8 .

    The Company has never paid dividends on its common stock. The Company presently intends to retain all future earnings, if any, for the operation of its business and does not expect to pay cash dividends on its common stock in the foreseeable future. Currently, dividends are restricted by the terms of (i) the Company's revolving credit facility and (ii) the indenture under which the 12% Senior Notes (the "New Notes") were issued. See Item 7 of this Form 10-K. The Company may also enter into bank or other lending agreements in the future that contain similar restrictions on payment of dividends or other distributions. Any future determination as to the payment of dividends on common stock will depend upon future earnings, results of operations, capital requirements, compliance with financial covenants, the financial condition of the Company and any other factors the Board of Directors may consider.


    In connection with the Company's Chapter 11 proceedings and in accordance with the Plan, on January 2, 1997, the Company issued an aggregate of 617,516 shares of common stock in BFC and $10,300,200 principal face amount of New Notes to holders of certain claims. See "Industry Developments and Chapter 11 Filing" under Item 1 and "Liquidity and Capital Resources" under Item 7 of this Form 10-K. By issuing these securities the Company discharged $13,201,075 of claims pursuant to the Plan. In connection with the distribution of securities, the Company relied upon the exemption provided under Section 3(a)(7) of the Securities Act of 1933 as amended.

                                       ITEM 6.

                         SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected financial data have been derived from the audited consolidated financial statements of the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes appearing elsewhere herein.



                                                                                      FISCAL YEAR ENDED
                                                                   -------------------------------------------------------
                                                                               (DOLLARS IN THOUSANDS, EXCEPT
                                                                          PER SHARE AMOUNTS AND SELECTED OPERATING DATA)
                                                           MARCH 1,     MARCH 2,       FEB. 25,       FEB. 26,       FEB. 27,
                                                            1997(1)      1996           1995           1994           1993
INCOME STATEMENT DATA:                                    --------      --------       --------       --------       --------

    Net sales......................................    $  95,946      $  97,296     $   93,961     $   89,050      $  81,302
    Cost of sales(2)...............................       65,445         70,386         68,108         62,395         56,407
                                                          -------       --------       --------       --------       --------
    Gross profit...................................       30,501         26,910         25,853         26,655         24,895
    Selling, general and
       administrative expenses.....................       22,854         24,897         22,565         20,962         18,379
    Depreciation and amortization..................        2,649          3,154          2,690          2,351          2,053
                                                          -------       --------       --------       --------       --------
    Operating income (loss)........................        4,998         (1,141)           598          3,342          4,463
    Interest, net..................................          684          1,388            993            502            210
                                                          -------       --------       ---------      --------       --------
    Income (loss) before income taxes
       and reorganization expense..................        4,314         (2,529)          (395)         2,840          4,253
    Reorganization expense.........................        7,830             --             --             --             --
                                                          -------       --------       --------       --------       --------
    Income (loss) before income taxes..............       (3,516)        (2,529)          (395)         2,840          4,253
    Income tax provision (benefit)(3)..............       (2,895)           929           (150)         1,079          1,616
                                                          -------       --------       --------       --------       --------
    Net income (loss) before cumulative effect
       of change in accounting principle...........    $    (621)     $  (3,458)   $      (245)    $    1,761      $   2,637
                                                          -------       --------       --------       --------       --------
                                                          -------       --------       --------       --------       --------
    Cumulative effect of change in
       accounting principle
       (adoption of SFAS No. 109)..................           --             --             --          1,100             --
                                                          -------       --------       --------       --------       --------
    Net  income (loss).............................    $    (621)     $  (3,458)   $      (245)    $    2,861      $   2,637
                                                          -------       --------       --------       --------       --------
                                                          -------       --------       --------       --------       --------
    Net income (loss) per share before
       cumulative effect of change in
       accounting principle........................    $   (0.15)     $   (0.91)   $     (0.06)    $     0.45      $    0.72
    Cumulative effect of change in
       accounting principle........................           --             --             --           0.28             --
                                                          -------       --------       --------       --------       --------
    Net income (loss) per
       common share................................    $   (0.15)     $   (0.91)   $     (0.06)    $     0.73      $    0.72
                                                          -------       --------       --------       --------       --------
                                                          -------       --------       --------       --------       --------
    Weighted average number of shares
       outstanding ................................        4,029          3,792          3,785          3,910          3,665
SELECTED OPERATING DATA:
    Same store sales increase (decrease)(4)........          10%             (3)%           (9)%           (5)%           3%
    Stores at end of period........................          170            221            224            188            161
    Net sales per gross square foot (4)............    $     148      $     129    $       128     $      141      $     142


                                                                                      FISCAL YEAR ENDED
                                                                   -------------------------------------------------------
                                                                                    (DOLLARS IN THOUSANDS)
                                                          MARCH 1,       MARCH 2,      FEB. 25,       FEB. 26,        FEB. 27,
                                                             1997         1996(5)       1995            1994            1993
                                                          -------       --------       --------        -------         ------
BALANCE SHEET DATA (AT END OF PERIOD)
    Working capital................................    $  14,746      $     248     $   10,900      $  13,204       $  7,109
    Total assets...................................       34,637         32,304         36,179         37,187         24,964
    Long-term debt.................................       10,374            952         11,170         10,000          2,200
    Stockholders' equity...........................       15,573         13,662         17,118         17,329         14,458

------------------------
(1) From July 2, 1996 until December 3, 1996, the Company operated its business as a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code. The Company emerged from bankruptcy upon the confirmation of its Plan of Reorganization.
(2) Cost of sales includes cost of merchandise and buying expenses and store and distribution center occupancy costs, but excludes all depreciation and amortization.
(3) In fiscal 1996, the Company recorded a valuation allowance of $1.8 million, or $.47 per share, equal to the full amount of its deferred tax assets, due to the uncertainty of realizing the value of these assets in future years. In fiscal 1997, the Company reversed the valuation allowance as recent operating performance has made the future realization of these assets more likely than not.
(4) Based on net sales for stores open longer than 12 months. In fiscal 1997 excludes stores closed as part of the Company's Chapter 11 reorganization.
(5) $10.4 million of long-term debt potentially subject to acceleration was reclassified to current liabilities.

                                       ITEM 7.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
    During the fiscal years ended February 25, 1995, and March 2, 1996, the Company experienced a decline in same store sales of 9 percent and 3 percent, respectively. In fiscal 1997 same store sales in the 170 continuing stores (excluding stores closed as part of the Company's Chapter 11 reorganization) increased 10% while margins improved significantly. Management believes that the increase in sales and gross margins were primarily the result of its new merchandising strategies. Specifically, the Company has increased its emphasis on the more profitable categories of its merchandise mix and increased its concentration of direct import merchandise. Management has also tightened its inventory control and effectively used promotional markdowns to improve inventory turnover while maintaining a "fresh" mix of inventory.

RESULTS OF OPERATIONS
    The following table sets forth operating statement data expressed as a percentage of net sales for the last three fiscal years and should be read in conjunction with "Selected Consolidated Financial Data."


                                                                    FISCAL YEAR ENDED
                                                        -----------------------------------------
                                                          MARCH 1,       MARCH 2,       FEB. 25,
                                                           1997           1996           1995
                                                        ----------     ----------     -----------

    Net sales..........................................    100.0%         100.0%         100.0%
    Cost of sales......................................     68.2           72.4           72.5
                                                        ----------     ----------     -----------
    Gross profit.......................................     31.8           27.6           27.5
    Selling, general and administrative expenses.......     23.8           25.6           24.0
    Depreciation and amortization......................      2.8            3.2            2.9
                                                        ----------     ----------     -----------
    Operating income (loss)............................      5.2           (1.2)           0.6
    Interest, net......................................      0.7            1.4            1.0
                                                        ----------     ----------     -----------
    Income (loss) before income taxes
       and reorganization expense......................      4.5           (2.6)          (0.4)
    Reorganization expense.............................      8.2             --             --
                                                        ----------     ----------     -----------
    Loss before income taxes...........................     (3.7)          (2.6)          (0.4)
    Income tax provision (benefit)(1)..................     (3.1)           0.9           (0.1)
                                                        ----------     ----------     -----------
    Net loss...........................................     (0.6)%         (3.5)%         (0.3)%
                                                        ----------     ----------     -----------
                                                        ----------     ----------     -----------

 ------------------------------

(1) In fiscal 1996, the Company recorded a valuation allowance of $1.8 million, or $.47 per share, equal to the full amount of its deferred tax assets, due to the uncertainty of realizing the value of these assets in future years. In fiscal 1997, the Company reversed the valuation allowance as recent operating performance has made the future realization of these assets more likely than not.

    FISCAL 1997 COMPARED TO FISCAL 1996

    NET SALES. Net sales for the fiscal year ended March 1, 1997, a fifty-two week year, were $96.0 million, a decrease of 1% from sales of $97.3 million in fiscal 1996, a fifty-three week year. The decrease in sales is attributed to the closing of approximately 50 unprofitable stores during the year and one less week of sales reported in fiscal 1997. The effect of these factors was substantially offset by a 10% same store sales increase in the Company's 170 continuing stores.

    GROSS PROFIT. Gross profit (which is net sales less cost of merchandise and buying and occupancy expenses) increased from $26.9 million in fiscal 1996 to $30.5 million in fiscal 1997. The increase in gross profit as a percent of sales was due to the Company purchasing merchandise with a lower cost through the Company's strategy of expanded direct import purchases. Gross margins were also favorably impacted by lower occupancy costs due to closing approximately 50 unprofitable stores during the year and negotiating reduced rents at a number of continuing stores.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $22.9 million or 23.8% of net sales from $24.9 million or 25.6% of net sales in fiscal 1996. This decrease resulted primarily from the Company operating approximately 50 fewer stores during the fiscal year. The decrease as a percentage of sales resulted primarily from achieving a 10 percent same store sales increase in the Company's 170 continuing stores.

    OPERATING INCOME (LOSS). As a result of the foregoing, operating income for fiscal 1997 was $5.0 million or 5.2% of net sales as compared to an operating loss of $1.1 million or 1.2% of net sales in fiscal 1996.

    INTEREST, NET. Net interest decreased from $1.4 million in fiscal 1996 to $0.7 million in fiscal 1997. This decrease was primarily due to the Company not being required to pay interest on its prepetition debt while it operated as a debtor-in-possession during its Chapter 11 proceedings. Further, as a result of the Company's improved cash flow, no advances were made on the line of credit during the second half of the year and increased income from investments was generated. If the Company had been required to pay interest on its prepetition debt during its bankruptcy proceedings, interest expense, net of interest income, would have totaled approximately $1.2 million.

    REORGANIZATION EXPENSE. The Company recorded approximately $7.8 million of reorganization expense during fiscal 1997. This reorganization expense included $2.6 million of professional fees and services; a $2.5 million loss on disposal of fixed assets; $1.0 million of lease rejection claims; $0.6 million related to inventory impairment; $0.2 million of severance pay; and $0.9 million in other bankruptcy related expenses.

    INCOME TAXES. Income tax benefit in fiscal 1997 was $2.9 million compared to income tax expense of $0.9 million in fiscal 1996. In fiscal 1996, the Company recorded a valuation allowance of $1.8 million, or $.47 per share, equal to the full amount of its deferred tax assets due to the uncertainty of realizing the value of these assets in future years. In fiscal 1997, the Company reversed the valuation allowance as recent operating performance has made the future realization of these assets more likely than not.

    NET LOSS. The net loss for fiscal 1997 was $0.6 million or 0.6% of net sales as compared to a net loss of $3.5 million or 3.5% of net sales in fiscal 1996.

FISCAL 1996 COMPARED TO FISCAL 1995

    NET SALES. Net sales for the fiscal year ended March 2, 1996, a fifty-three week year, were $97.3 million, an increase of 4 percent from $94.0 million in fiscal 1995, a fifty-two week year. The increase in sales was due primarily to operating more stores on average during the 12 month period than the prior year and an extra week in fiscal 1996 offset by a 3% decline in same store sales. Net sales were adversely affected by a continued sluggish women's retail apparel environment and an unusually cool spring and severe weather beginning mid-December and continuing through much of January and February.

    GROSS PROFIT. Gross profit, which is net sales less cost of merchandise and buying and occupancy expenses, increased to $26.9 million for fiscal 1996 from $25.9 million for fiscal 1995. The gross profit percent remained flat due to ongoing promotional pricing efforts required to compete with other women's apparel retailers and maintain inventories at planned levels offset by a lower merchandise cost as a result of the Company's strategy of expanded direct import purchases.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $24.9 million or 25.6% of net sales for fiscal 1996 from $22.6 million or 24.0% of net sales for fiscal 1995. The increase as a percent of net sales was primarily the result of lower than expected sales combined with operating more stores on average during the 12 month period than the prior year.

    OPERATING INCOME (LOSS). The operating loss for fiscal 1996 was $1.1 million or 1.2% of net sales compared to operating income of $598,468 or 0.6% of net sales in fiscal 1995.

    INTEREST, NET. Net interest increased to $1.4 million for fiscal 1996 from $993,491 for fiscal 1995. The increase in interest expense was the result of higher average borrowings and interest expense related to the Company's point-of-sale registers under a capital lease.

    INCOME TAXES. Income tax expense in fiscal 1996 was $929,121 compared to an income tax benefit of $150,043 in fiscal 1995. In fiscal 1996 the Company recorded a valuation allowance of $1.8 million, or $.47 per share, equal to the full amount of its deferred tax assets, due to the uncertainty of realizing the value of these assets in future years.

    NET LOSS. The net loss for fiscal 1996 was $1.7 million or $.44 per share prior to establishing the above mentioned valuation allowance and was $3.5 million or $.91 per share after recording the valuation allowance. This compares to a net loss for the prior year of $244,980 or $.06 per share.

PERFORMANCE OF 170 CONTINUING STORES

    The closing of stores in connection with the Company's Chapter 11 bankruptcy filing has enabled management to concentrate its efforts on the 170 continuing stores that the Company believes provide the greatest potential for ongoing profitability. The following table sets forth the results of operations for these 170 continuing stores for the periods indicated. Certain financial information for these stores is expressed in dollars and as a percentage of net sales.


                                                                             170 CONTINUING STORES
                                                     ----------------------------------------------------------------
                                                             FISCAL YEAR ENDED                  FISCAL YEAR ENDED

                                                                MARCH 1, 1997                    MARCH 2, 1996
                                                      ----------------------------------------------------------------
Net sales                                            $87,161,224             100.0%     $79,463,237         100.0%
Cost of sales, merchandise, buying and occupancy      57,378,543              65.8       55,678,116          70.1
                                                      ------------          --------    -----------        ----------
Gross profit                                          29,782,681              34.2       23,785,121          29.9
Selling, general and administrative expenses          20,767,301              23.8       20,305,078          25.6
Depreciation and amortization                          2,360,128               2.8        2,227,811           2.7
                                                      ------------          --------     -----------        ----------
Operating income                                     $ 6,655,252               7.6%     $ 1,252,232           1.6%
                                                      ------------          --------     -----------        ----------
                                                      ------------          --------     -----------        ----------

    For the fiscal year ended March 1, 1997, gross profit in the 170 continuing stores increased by $6.0 million and from 29.9% of net sales in fiscal 1996 to 34.2% of net sales in fiscal 1997. Management's focus on the 170 continuing stores, following the decision to close approximately 50 underperforming stores, helped generate improved sales performance in the continuing stores, particularly in the third and fourth quarters when same store sales increased 15% and 18%, respectively. Higher gross margins were realized primarily due to an increased concentration of direct imports; the Company's emphasis on the more profitable categories of its merchandise mix; and lower occupancy costs. Due to higher gross profit and reductions made in selling, general and administrative expenses during fiscal 1997 operating income for the year increased by $5.4 million from the prior year.

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

    Net cash generated by operating activities totaled $7.7 million for the fiscal year as compared to $2.3 million in the prior year. This is the result of (i) increased sales from liquidating inventory at stores that were closed during the year; (ii) increased same store sales of 10% in the 170 continuing stores; (iii) planned reduction in merchandise at year-end; and (iv) reductions in selling, general and administrative expenses due primarily to closing approximately 50 unprofitable stores. Cash was used to finance $1.0 million of capital expenditures for the completion of the major remodeling of five stores and other miscellaneous capital expenditures. In fiscal 1998, the Company expects to spend up to $5.5 million on capital expenditures opening 12 to 15 new stores and completing approximately 10 major remodels. Management expects its cash on hand combined with cash flow from operations to be sufficient to meet its capital expenditure and working capital requirements and its other needs for liquidity during the upcoming year.

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

    As part of the Plan, the Company entered into a borrowing agreement with Norwest Bank Minnesota, National Association (the "Norwest Revolver") expiring April 1, 1999. The Norwest Revolver provides the Company with revolving credit loans and letters of credit up to $10 million, subject to a borrowing base formula tied to inventory levels.

    Loans under the Norwest Revolver bear interest at Norwest's base rate plus 3/4%. The interest is payable monthly in arrears. After June 1997, the Norwest Revolver provides for a potential decrease in the interest rate, depending on the financial performance of the Company (as described in the Norwest Revolver). The Norwest Revolver carries commitment fees of 1/4% of the difference between $5 million and the average amount outstanding under the facility (including letters of credit). If the average amount outstanding under the facility (including letters of credit) is between $5 million and $7.5 million, the commitment fee shall be based on the difference between $7.5 million and the average amount outstanding under the facility (including letters of credit) and if the average amount outstanding (including letters of credit) is in excess of $7.5 million, the commitment fee is on the difference between $10 million and the average amount outstanding under the facility (including letters of credit). This facility is secured by substantially all of the Company's assets. The borrowing base at May 15, 1997, was $6.6 million. As of May 15, 1997, the Company had no borrowings and outstanding letters of credit in the amount of $1.9 million under the Norwest Revolver. Accordingly, the availability of revolving credit loans under the Norwest Revolver was $4.7 million at that date.


    The Norwest Revolver contains certain restrictive covenants, including a limitation on capital expenditures, restrictions on incurring additional indebtedness, limitations on certain types of investments and prohibitions on paying dividends, as well as the maintenance of certain financial ratios.

    Further, as part of the Plan, the Company issued $10,300,200 of public debt in the form of 12% Senior Notes (the "New Notes") due January 2005. The New Notes were issued, pursuant to an Indenture dated as of December 2, 1996, to (i) the holders of the 9% Senior Notes due January 2001 where each holder received, for each $1,000 principal face amount, (a) 48 shares of common stock in BFC and
(b) New Notes in original principal face amount of $800 and (ii) the Company's prepetition banks who received a total of (a) 138,284 shares of common stock in BFC and (b) $2,313,000 in original principal face amount of the New Notes. Principal repayments are scheduled to begin January 1, 1998, and will occur annually at the first of every calendar year. The mandatory redemption percentage of the original principal face amount of New Notes is as follows:
1998 - 6.6%; 1999 - 7.2%; 2000 - 7.8%; 2001 -  8.5%; 2002 - 9.3%; 2003 - 10.1%;
2004 - 11.0%; 2005 - maturity.

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

    In April 1997, the Company purchased $800,000 principal face amount of its New Notes at a 20% discount from par. This purchase will satisfy the Company's total January 1, 1998 redemption requirement and a portion of its January 1, 1999 requirement as well.

    The Company is unaware of any environmental liability that would have a material adverse effect on the financial position or the results of operations of the Company.

NEW ACCOUNTING STANDARD

    In February 1997, the Financial Accounting Standards Board issued SFAS
No. 128, "Earnings Per Share". SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that the common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements.
SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact of the implementation of SFAS No. 128.

QUARTERLY RESULTS AND SEASONALITY

    The Company's sales show seasonal variation as sales in the third and fourth quarters, which include the Christmas season, generally have been higher than sales in the first and second quarters. Sales generated during the Christmas season have a significant impact on the Company's annual results of operations. Quarterly results may fluctuate significantly depending on a number of factors including adverse weather conditions, shifts in the timing of certain holidays and customer response to the Company's seasonal merchandise mix.

    The Company's unaudited quarterly operating results for each quarter of fiscal 1997 and 1996 are presented in Note 9 of the Consolidated Financial Statements.

INFLATION

    The Company does not believe that inflation has had a material effect on the results of operations during the past three fiscal years.

                                     ITEM 8.
            CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            PAGE
                                                                            ----

Index to Financial Statements. . . . . . . . . . . . . . . . . . . . . . .    17
Financial Statements:
     Report of Independent Accountants . . . . . . . . . . . . . . . . . .    18
     Consolidated Balance Sheet at March 1, 1997 and March 2, 1996 . . . .    19
     Consolidated Statement of Operations for the three years ended
     March 1, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20
     Consolidated Statement of Stockholders' Equity for the three years
     ended March 1, 1997 . . . . . . . . . . . . . . . . . . . . . . . . .    21
     Consolidated Statement of Cash Flows for the three years ended
     March 1, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22
     Notes to Consolidated Financial Statements. . . . . . . . . . . . . .    23

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Braun's Fashions Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Braun's Fashions Corporation and its subsidiary at March 1, 1997 and March 2, 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 1, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





Price Waterhouse LLP
Minneapolis, Minnesota
April 2, 1997

                          BRAUN'S FASHIONS CORPORATION
                           CONSOLIDATED BALANCE SHEET

                      ASSETS                                                     MARCH 1,            MARCH 2,
                      ------                                                       1997                1996
                                                                                ----------          ----------
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .  $ 10,913,716        $  1,543,131
   Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .       532,331             614,228
   Merchandise inventory . . . . . . . . . . . . . . . . . . . . . . . . . .     9,253,896          12,858,439
   Income tax refund receivable. . . . . . . . . . . . . . . . . . . . . . .       870,498             844,189
   Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       169,668             996,115
   Current deferred tax asset. . . . . . . . . . . . . . . . . . . . . . . .       799,952                  --
                                                                              ------------        ------------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .    22,540,061          16,856,102

Equipment and improvements:
   Leasehold improvements. . . . . . . . . . . . . . . . . . . . . . . . . .    10,761,611          15,901,009
   Furniture and fixtures. . . . . . . . . . . . . . . . . . . . . . . . . .     7,301,931           9,582,395
   Other equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,315,656           3,012,806
   Construction in progress. . . . . . . . . . . . . . . . . . . . . . . . .       169,987             620,786
                                                                              ------------        ------------
                                                                                21,549,185          29,116,996
   Less accumulated depreciation and amortization. . . . . . . . . . . . . .    10,763,888          14,251,035
                                                                              ------------        ------------
      Net equipment and improvements . . . . . . . . . . . . . . . . . . . .    10,785,297          14,865,961

Other assets:
   Long-term deferred tax asset. . . . . . . . . . . . . . . . . . . . . . .     1,198,151                  --
   Deferred financing costs, net . . . . . . . . . . . . . . . . . . . . . .            --             449,218
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       113,630             132,287
                                                                              ------------        ------------
      Total other assets . . . . . . . . . . . . . . . . . . . . . . . . . .     1,311,781             581,505
                                                                              ------------        ------------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 34,637,139        $ 32,303,568
                                                                              ------------        ------------
                                                                              ------------        ------------

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  2,433,652        $  2,183,362
   Checks issued, not yet presented for payment. . . . . . . . . . . . . . .            --           1,335,088
   Accrued salaries, wages and related expenses. . . . . . . . . . . . . . .     1,222,203           1,225,314
   Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,229,640           1,261,994
   Current maturities of long-term debt and capital lease obligation . . . .       908,957             217,867
   Long-term obligations subject to acceleration . . . . . . . . . . . . . .            --          10,384,000
                                                                              ------------        ------------
   Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . .     7,794,452          16,607,625

Long-term obligations:
   Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,373,662             951,860
   Accrued rent obligation . . . . . . . . . . . . . . . . . . . . . . . . .       896,253           1,081,701
                                                                              ------------        ------------
      Total long-term obligations. . . . . . . . . . . . . . . . . . . . . .    11,269,915           2,033,561

Stockholders' equity:
   Preferred stock - $0.01 par value, 1,000,000 shares authorized,
      none outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . .            --                  --
   Common stock - $0.01 par value, 9,000,000 shares authorized,
      4,432,588 and 3,793,312 shares issued and outstanding in 1997
      and 1996, respectively . . . . . . . . . . . . . . . . . . . . . . . .        44,326              37,933

   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .    27,604,043          25,079,052

   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .   (12,075,597)        (11,454,603)
                                                                              ------------        ------------
      Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . .    15,572,772          13,662,382
                                                                              ------------        ------------

      Total liabilities and stockholders' equity . . . . . . . . . . . . . .  $ 34,637,139        $ 32,303,568
                                                                              ------------        ------------
                                                                              ------------        ------------

               See accompanying notes to consolidated financial statements.

                           BRAUN'S FASHIONS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                  FISCAL YEAR ENDED
                                                                ----------------------------------------------------
                                                                  MARCH 1,            MARCH 2,          FEBRUARY 25,
                                                                    1997                1996                1995
                                                                ------------        ------------        ------------

Net sales. . . . . . . . . . . . . . . . . . . . . . . . . .   $ 95,946,046        $ 97,295,978        $ 93,960,788

Cost of sales:
   Merchandise, buying and occupancy
   (exclusive of depreciation and
   amortization shown below) . . . . . . . . . . . . . . . .     65,445,103          70,385,844          68,107,674
                                                               ------------        ------------        ------------
   Gross profit. . . . . . . . . . . . . . . . . . . . . . .     30,500,943          26,910,134          25,853,114

Selling, general and administrative. . . . . . . . . . . . .     22,854,266          24,897,287          22,564,920
Depreciation and amortization. . . . . . . . . . . . . . . .      2,648,563           3,154,266           2,689,726
                                                               ------------        ------------        ------------

   Operating income (loss) . . . . . . . . . . . . . . . . .      4,998,114          (1,141,419)            598,468
Interest, net. . . . . . . . . . . . . . . . . . . . . . . .        684,330           1,387,623             993,491
                                                               ------------        ------------        ------------
   Income (loss) before reorganization expense
    and income taxes . . . . . . . . . . . . . . . . . . . .      4,313,784          (2,529,042)           (395,023)
Reorganization expense . . . . . . . . . . . . . . . . . . .      7,829,924                  --                  --
                                                               ------------        ------------        ------------

Loss before income taxes . . . . . . . . . . . . . . . . . .     (3,516,140)         (2,529,042)           (395,023)

Income tax provision (benefit) . . . . . . . . . . . . . . .     (2,895,146)            929,121            (150,043)
                                                               ------------        ------------        ------------
   Net loss. . . . . . . . . . . . . . . . . . . . . . . . .   $   (620,994)       $ (3,458,163)       $   (244,980)
                                                               ------------        ------------        ------------
                                                               ------------        ------------        ------------

Net loss per common share. . . . . . . . . . . . . . . . . .   $      (0.15)       $      (0.91)       $      (0.06)
                                                               ------------        ------------        ------------
                                                               ------------        ------------        ------------

Average number of common shares and common
   equivalent shares outstanding . . . . . . . . . . . . . .      4,029,041           3,791,612           3,785,132
                                                               ------------        ------------        ------------
                                                               ------------        ------------        ------------


          See accompanying notes to consolidated financial statements.

                          BRAUN'S FASHIONS CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                     COMMON STOCK
                                                            ------------------------------         ADDITIONAL
                                                              NUMBER                                 PAID-IN           ACCUMULATED
                                                             OF SHARES            AMOUNT             CAPITAL             DEFICIT
                                                            ----------          ----------        ------------        ------------

Balance at February 26, 1994 . . . . . . . . . . . . .       3,774,832        $     37,748        $ 25,042,657        $ (7,751,460)
Stock issued on exercise of options. . . . . . . . . .          16,440                 165              33,465                  --
Net loss . . . . . . . . . . . . . . . . . . . . . . .              --                  --                  --            (244,980)
                                                          ------------        ------------        ------------        ------------
Balance at February 25, 1995 . . . . . . . . . . . . .       3,791,272              37,913          25,076,122          (7,996,440)
Stock issued on exercise of options. . . . . . . . . .           2,040                  20               2,930                  --
Net loss . . . . . . . . . . . . . . . . . . . . . . .              --                  --                  --          (3,458,163)
                                                          ------------        ------------        ------------        ------------
Balance at March 2, 1996 . . . . . . . . . . . . . . .       3,793,312              37,933          25,079,052         (11,454,603)
Stock issued pursuant to plan of reorganization. . . .         617,516               6,175           2,475,006                  --
Stock issued on exercise of options. . . . . . . . . .          21,760                 218              49,985                  --
Net loss . . . . . . . . . . . . . . . . . . . . . . .              --                  --                  --            (620,994)
                                                          ------------        ------------        ------------        ------------
Balance at March 1, 1997 . . . . . . . . . . . . . . .       4,432,588        $     44,326        $ 27,604,043        $(12,075,597)
                                                          ------------        ------------        ------------        ------------
                                                          ------------        ------------        ------------        ------------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           BRAUN'S FASHIONS CORPORATION
                       CONSOLIDATED STATEMENT OF CASHFLOWS

                                                                                                    FISCAL YEAR ENDED
                                                                                    ------------------------------------------------
                                                                                       MARCH 1,         MARCH 2,       FEBRUARY 25,
                                                                                         1997             1996             1995
                                                                                    --------------   --------------   --------------

Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   (620,994)    $ (3,458,163)    $   (244,980)

  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .       2,678,963        3,245,466        2,780,924
     (Increase) decrease in deferred income tax assets . . . . . . . . . . . . .      (1,998,103)       1,743,957         (118,538)
     Loss on disposal of property and equipment. . . . . . . . . . . . . . . . .       2,469,940           23,278           17,079
     Increase (decrease) in accrued rent obligation. . . . . . . . . . . . . . .        (185,448)          81,480           94,710
     Changes in operating assets and liabilities:
        (Increase) decrease in merchandise inventory,
        prepaid expenses, receivables and other. . . . . . . . . . . . . . . . .       4,456,747        1,329,032         (757,640)
       Increase (decrease) in accounts payable and
        accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .         879,737         (676,199)      (2,156,829)
       Increase (decrease) in income taxes payable . . . . . . . . . . . . . . .              --               --         (114,152)
                                                                                    ------------     ------------     ------------
     Net cash provided by (used in) operating activities . . . . . . . . . . . .       7,680,842        2,288,851         (499,426)

Cash flows from investing activities:
     Purchase of equipment and improvements. . . . . . . . . . . . . . . . . . .      (1,042,622)      (1,553,026)      (4,630,062)
     Proceeds from sale of fixtures and furniture. . . . . . . . . . . . . . . .          53,270               --               --
                                                                                    ------------     ------------     ------------

        Net cash used in investing activities. . . . . . . . . . . . . . . . . .        (989,352)      (1,553,026)      (4,630,062)

Cash flows from financing activities:
     Net borrowings (payments) on line of credit . . . . . . . . . . . . . . . .              --          400,000               --
     Principal payments on debt agreements . . . . . . . . . . . . . . . . . . .        (250,060)        (225,741)              --
     Borrowings under debt agreements. . . . . . . . . . . . . . . . . . . . . .       2,878,952               --               --
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          50,203            2,950           33,630
                                                                                    ------------     ------------     ------------
        Net cash provided by financing activities. . . . . . . . . . . . . . . .       2,679,095          177,209           33,630

Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . .       9,370,585          913,034       (5,095,858)
Cash and cash equivalents at beginning of year . . . . . . . . . . . . . . . . .       1,543,131          630,097        5,725,955
                                                                                    ------------     ------------     ------------
Cash and cash equivalents at end of year . . . . . . . . . . . . . . . . . . . .    $ 10,913,716     $  1,543,131     $    630,097
                                                                                    ------------     ------------     ------------
                                                                                    ------------     ------------     ------------

Supplemental cash flow information:
     Interest paid during the year . . . . . . . . . . . . . . . . . . . . . . .    $    644,198     $  1,388,060     $    989,218
     Income taxes paid (refunded) during the year. . . . . . . . . . . . . . . .    $   (903,958)    $    (79,300)    $    505,036
     Debt for equity exchange. . . . . . . . . . . . . . . . . . . . . . . . . .    $  2,900,000     $         --     $         --
     Write-off of deferred financing costs . . . . . . . . . . . . . . . . . . .    $    418,818     $         --     $         --


          See accompanying notes to consolidated financial statements.

                          BRAUN'S FASHIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Braun's Fashions Corporation (BFC), through its wholly-owned subsidiary, Braun's Fashions, Inc. (BFI) (collectively referred to as the "Company"), operates retail specialty stores selling women's clothing and related accessories. The Company operated 170, 221 and 224 stores at the end of fiscal 1997, 1996, and 1995, respectively.

     FISCAL YEAR AND BASIS OF PRESENTATION
     The Company's fiscal year ends on the Saturday nearest February 28. The fiscal years ending March 1, 1997 and February 25, 1995 consisted of 52 weeks each. The fiscal year ending March 2, 1996 consisted of 53 weeks. The consolidated financial statements include the accounts of the Company's wholly-owned subsidiary, BFI. All significant intercompany accounts have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS
     Cash and cash equivalents consist of cash on hand and on deposit, and investments purchased with an original maturity of three months or less.

     MERCHANDISE INVENTORIES
     Merchandise inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out retail inventory method.

     INVENTORY MARKDOWNS
     Permanent markdowns are recorded to reflect expected adjustments to retail prices in accordance with the retail inventory method. Markdowns are recorded monthly on the basis of an evaluation of inventory by merchandising management. In the Company's judgement, all markdowns necessary to record inventory at the lower of cost or market under the retail inventory method have been provided for all periods presented.

     EQUIPMENT AND IMPROVEMENTS
     Equipment and improvements are stated at cost. Equipment is depreciated over its estimated useful life and improvements are amortized over the term of the related leases. Repairs and maintenance which do not extend an asset's useful life are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period. The Company evaluates its long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of". This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of March 1, 1997, the Company has determined that no adjustment to the financial statements is necessary under SFAS No. 121.

     RENT EXPENSE
     Many of the Company's lease agreements for retail space include escalation clauses in minimum base rent. The Company recognizes minimum base rent expense for the lease term in equal amounts over the lease term.

     ADVERTISING
     The Company expenses advertising costs as incurred. Advertising costs for the fiscal years ending 1997, 1996 and 1995 were $793,000, $1,167,000 and
$1,029,000, respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company's financial instruments consist of cash, receivables and payables for which current carrying amounts approximate fair market value. Additionally, interest rates on outstanding debt are at rates which approximate market rates for debt with similar terms and maturities.

                          BRAUN'S FASHIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 -- NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     STOCK BASED EMPLOYEE COMPENSATION
     The Company has elected to recognize compensation cost for its stock based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Generally, no compensation expense is recognized for stock options with exercise prices equal to the market value of the underlying shares of stock at the date of grant. In fiscal 1997, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation".

     INCOME TAXES
     Income taxes are provided following the provisions of Statement of Financial Accounting Standards No. 109 (SFAS No. 109),"Accounting for Income Taxes."Under the provisions of SFAS No. 109, deferred tax assets and liabilities result from the expected future tax consequences of differences between the carrying value and the tax basis of assets and liabilities.

     NET INCOME (LOSS) PER COMMON SHARE
     Net income (loss) per share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period assuming the exercise of the warrants and dilutive effect of the stock options.

     USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during a reporting period. As a result, actual results could differ because of the use of these estimates and assumptions.

NOTE 2 -- CHAPTER 11 REORGANIZATION

     On July 2, 1996, the Company filed in the United States Bankruptcy Court in the District of Delaware a petition for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code, case number 96-1030(HSB). Under the protection of Chapter 11, the Company managed its affairs and operated its business as a debtor-in-possession while developing a plan of reorganization. The Company filed its Plan of Reorganization on July 18, 1996, the First Amended Plan of Reorganization on August 29, 1996, and the Second Amended Plan of Reorganization on October 22, 1996 (the "Plan"), along with its Disclosure Statement. On October 22, 1996, the Bankruptcy Court approved the Disclosure Statement as containing adequate information and established November 18, 1996, as the deadline for voting on the Plan. The Plan was approved by 99.6% of the voting shareholders and by a majority of each class of the creditors that voted. On November 22, 1996, the Bankruptcy Court confirmed the Plan, which became effective on December 3, 1996.

     As of the effective date, December 3, 1996, the Company had 3,796,512 shares of common stock issued and outstanding. Under the terms of the Plan, the Company issued 617,516 shares of common stock on or about January 2, 1997 to the exchange agent for the unsecured creditors in BFC Class 3 (Public Debt Claims) and BFI Class 3 (Bank Claims) in respect to their filed and allowed claims and interests. The Company also issued approximately $10.3 million in aggregate principal amount of 12% Senior Notes (the "New Notes") to these classes of creditors pursuant to the Plan. The common stock and New Notes were issued to these creditors in exchange for outstanding debt of $13,201,075 previously held by these creditors. The fair value of the common stock and New Notes approximated the carrying value of the outstanding obligations, and accordingly, no gain or loss was recorded on the exchange.

                          BRAUN'S FASHIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 -- CHAPTER 11 REORGANIZATION (CONTINUED)

     As of March 1, 1997 the Company had satisfied substantially all claims under the Plan. Management believes it has accrued reasonable estimates for remaining claims and unbilled professional fees. Accrued liabilities in the balance sheet reflect approximately $635,000 related to these outstanding claims and unbilled professional fees.

     The Company incurred the following expenses during fiscal 1997 in connection with its Chapter 11 reorganization proceedings:

          Professional fees and services                         $2,610,000
          Loss on disposal of property, fixtures and equipment    2,453,000
          Lease rejection claims                                  1,042,000
          Inventory impairment                                      570,000
          Severance                                                 210,000
          Other                                                     945,000
                                                                 ----------

          Total                                                  $7,830,000
                                                                 ----------
                                                                 ----------

NOTE 3 -- LONG-TERM DEBT

     As part of the Plan, the Company issued $10,300,200 of public debt in the form of 12% Senior Notes (the "New Notes") due January 2005. The New Notes were issued, pursuant to an Indenture dated as of December 2, 1996, to (i) the holders of the 9% Senior Notes due January 2001 where each holder received, for each $1,000 principal face amount, (a) 48 shares of common stock in BFC and (b) New Notes in original principal amount of $800 and (ii) the Company's prepetition banks who received a total of (a) 138,284 shares of common stock in BFC and (b) $2,313,000 in original principal face amount of the New Notes.

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

     As part of the Plan, the Company entered into a borrowing agreement with Norwest Bank Minnesota, National Association (the "Norwest Revolver"), expiring April 1, 1999. The Norwest Revolver provides the Company with revolving credit loans and letters of credit up to $10 million, subject to a borrowing base formula tied to inventory levels.

                          BRAUN'S FASHIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 -- LONG-TERM DEBT (CONTINUED)

     Loans under the Norwest Revolver bear interest at Norwest's base rate plus 3/4%. The interest is payable monthly in arrears. After June 1997, the Norwest Revolver provides for a potential decrease in the interest rate, depending on the financial performance of the Company (as described in the Norwest Revolver). The Norwest Revolver carries commitment fees of 1/4% of the difference between $5 million and the average amount outstanding under the facility (including letters of credit). If the average amount outstanding under the facility (including letters of credit) is between $5 million and $7.5 million, the commitment fee shall be based on the difference between $7.5 million and the average amount outstanding under the facility (including letters of credit) and if the average amount outstanding (including of letters of credit) is in excess of $7.5 million, the commitment fee is on the difference between $10 million and the average amount outstanding under the facility (including letters of credit). This facility is secured by substantially all of the Company's assets. The borrowing base at March 1, 1997, was $5.8 million. As of March 1, 1997, the Company had no borrowings and outstanding letters of credit in the amount of $1.5 million under the Norwest Revolver. Accordingly, the availability of revolving credit loans under the Nowest Revolver was $4.3 million at that date.

     The Norwest Revolver contains certain restrictive covenants, including limitations on capital expenditures, restrictions on incurring additional indebtedness, limitations on certain types of investments, prohibitions on paying dividends, as well as the maintenance of certain financial ratios.

Outstanding debt consists of the following:


                                                                               MARCH 1,         MARCH 2,
                                                                                 1997             1996
                                                                            ------------     ------------
          12% Senior Notes . . . . . . . . . . . . . . . . . . . . . .      $ 10,362,952     $         --
          9% Senior Notes. . . . . . . . . . . . . . . . . . . . . . .                --        9,984,000
          Obligation under capital lease . . . . . . . . . . . . . . .           919,667        1,169,727
          Borrowing on revolving credit facility . . . . . . . . . . .                --          400,000
                                                                            ------------     ------------
                                                                              11,282,619       11,553,727
          Less:
               Current maturities of capital lease obligation. . . . .           229,179          217,867
               Current maturities of 12% Senior Notes. . . . . . . . .           679,778               --
               Long-term obligations subject to acceleration . . . . .                --       10,384,000
                                                                            ------------     ------------
          Long-term debt . . . . . . . . . . . . . . . . . . . . . . .      $ 10,373,662     $    951,860
                                                                            ------------     ------------
                                                                            ------------     ------------


     Principal repayments on the 12% Senior Notes are scheduled to begin January 1, 1998, and will occur annually, at the first of every calendar year. Minimum principal payments, including interest added to principal which is due in 2005, are as follows: 1998 - $679,778, 1999 - $741,907, 2000
- $803,902, 2001 -$875,752, 2002 - $958,207, 2003 - $1,040,074, 2004 -
$1,133,443 and 2005 -$6,136,277.

     The Company was not required to pay interest on its prepetition debt during its Chapter 11 Bankruptcy proceedings. If the Company had been required to pay interest on its prepetititon debt, contractual interest expense net of interest income for the year ended March 1, 1997, would have totaled approximately $1.2 million.

                          BRAUN'S FASHIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 -- STOCK OPTION PLANS AND WARRANTS
     In December 1996, the Company's shareholders approved an increase in the number of shares of common stock reserved for issuance under the 1987 Stock Incentive Plan from 510,000 to 710,000 of which 184,320 shares remain available for grant. Options include qualified and non-qualified grants. The options vest over zero to 4 years. Options are excercisable up to ten years from the date of grant. Options are granted at a price not less than 100% of the fair market value of the shares on the date of grant. In June 1996, the Company repriced previously granted employee options to purchase up to 358,200 shares of the Company's common stock. The initial exercise price of these options was $7.00 per share and was reset to $2.00, $3.00, or $4.00 per share. The closing price of BFC's common stock at the date of the repricing was $1.56 per share.

     The Company established the 1992 Director Stock Option Plan, effective March 1992. This plan provides for options to purchase 40,000 shares of common stock, all of which shares have been granted. In June 1996, the Company repriced previously granted director options to purchase up to 40,000 shares of BFC's common stock. The initial exercise price of these options was $6.00 or $7.00 per share and was reset to $3.00. The closing price of BFC's common stock at the date of the repricing was $1.56 per share. The options vested one-third upon issuance and one-third over the next two years in annual installments of one-third per year. Vested options are exercisable for ten years from the date of grant.

     Warrants to purchase 48,784 shares of common stock are outstanding. The warrants became exercisable on September 14, 1987 at an exercise price of $1.25 per share and expire on September 14, 1997.

     The Company has elected to recognize compensation cost for its stock based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Generally, no compensation expense is recognized for stock options with exercise prices equal to the market value of the underlying shares of stock at the date of grant. In fiscal 1997, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." If compensation cost for these plans had been determined based on the fair value methodology prescribed by SFAS No. 123, the Company's net earnings and earnings per share in fiscal 1997 would have been reduced to the pro forma amounts indicated below. Pro forma amounts of net income and earnings per share reflecting compensation cost under SFAS No. 123 have not been presented for fiscal 1996 because the compensation cost is not material.

                                                       1997

          -----------------------------------------------------------------
          Net loss - as reported                  $ (620,994)
          Net loss - pro forma                      (686,827)
          Net loss per share - as reported             (0.15)
          Net loss - pro forma                         (0.17)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The model was developed for use in estimating the fair value of traded options which have no vesting registration and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The following weighted-average assumptions were used for grants in 1997:

                                                     1997
          -----------------------------------------------------------------
          Dividend yield                             0.0%
          Expected volatility                       57.32%
          Risk-free interest rate                5.99% - 6.50%
          Expected lives                            3 Years

                          BRAUN'S FASHIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 -- STOCK OPTION PLANS AND WARRANTS (CONTINUED)
     The following summarizes stock option transactions:

                                                            OPTION SHARES
                                                    ----------------------------       PRICE
                                                     OUTSTANDING    EXERCISABLE        RANGE
                                                    ------------    ------------   --------------

     Balance at February 26, 1994. . . . . . . . .     461,960        145,991      $ 0.01-10.13
     New options granted . . . . . . . . . . . . .      50,000                             7.00
     Cancelled . . . . . . . . . . . . . . . . . .     (95,960)       (21,820)        7.00-9.88
     Became exercisable. . . . . . . . . . . . . .                     74,521         0.01-7.00
     Exercised . . . . . . . . . . . . . . . . . .     (16,440)       (16,440)        0.01-1.88
                                                    ------------    ------------   --------------
     Balance at February 25, 1995. . . . . . . . .     399,560        182,252      $  0.01-7.00
     New options granted . . . . . . . . . . . . .      35,000                             7.00
     Cancelled . . . . . . . . . . . . . . . . . .     (24,200)       (13,420)             7.00
     Became exercisable. . . . . . . . . . . . . .                    101,088         1.88-7.00
     Exercised . . . . . . . . . . . . . . . . . .      (2,040)        (2,040)        1.25-1.88
                                                    ------------    ------------   --------------
     Balance at March 2, 1996. . . . . . . . . . .     408,320        267,880      $  0.01-7.00

     New options granted . . . . . . . . . . . . .     176,000                        2.00-8.13
     Cancelled . . . . . . . . . . . . . . . . . .    (401,360)      (235,540)        1.88-7.00
     Reissued options. . . . . . . . . . . . . . .     358,200         13,334         2.00-4.00
     Exercised . . . . . . . . . . . . . . . . . .     (21,760)       (21,760)        0.01-1.88
                                                    ------------    ------------   --------------

     Balance at March 1, 1997. . . . . . . . . . .     519,400         23,914      $  1.25-7.00
                                                    ------------    ------------   --------------
                                                    ------------    ------------   --------------


     As of March 1, 1997, the weighted-average exercise price of the 23,914 options exercisable under the Company's stock option plans was $3.30. The weighted-average exercise price and weighted-average remaining contractual life of the 519,400 options outstanding under the Company's stock option plans was $3.27 and 9.24 years, respectively.

NOTE 5 -- INCOME TAXES
     The provision (benefit) for income taxes for the fiscal years ended March 1, 1997, March 2, 1996, and February 25, 1995 consisted of:

                                                            1997               1996                1995
                                                       --------------     --------------      --------------

     Current
       Federal . . . . . . . . . . . . . . . . . .      $  (917,043)        $  (791,836)      $   (51,505)
       State . . . . . . . . . . . . . . . . . . .           20,000             (23,000)           20,000
                                                        -------------       -------------     -------------
         Current tax expense (benefit) . . . . . .         (897,043)           (814,836)          (31,505)
     Deferred. . . . . . . . . . . . . . . . . . .       (1,998,103)          1,743,957          (118,538)
                                                        -------------       -------------     -------------
     Provision (benefit) for income tax  . . . . .      $(2,895,146)        $   929,121       $  (150,043)
                                                        -------------       -------------     -------------
                                                        -------------       -------------     -------------


     The Company's effective income tax rate for fiscal years ended
March 1, 1997, March 2, 1996, and February 25, 1995, differs from the federal income tax rate due to the following:

                                                               1997                1996              1995
                                                           ------------        ------------      ------------
     Federal income tax at statutory rate. . . . .            (34.0)%             (34.0)%           (34.0)%
     State income tax (net of federal benefit) . .              0.4                (0.6)              1.0
     Valuation allowance . . . . . . . . . . . . .            (50.9)               70.7                --
     Other . . . . . . . . . . . . . . . . . . . .              2.2                 0.6              (5.0)
                                                           ------------        ------------      ------------
                                                              (82.3)%             36.7%             (38.0)%
                                                           ------------        ------------      ------------
                                                           ------------        ------------      ------------

                          BRAUN'S FASHIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The net deferred tax assets included in the consolidated balance sheet as of March 1, 1997 and March 2, 1996 are as follows:


                                                             MARCH 1,            MARCH 2,
                                                               1997                1996
                                                           ------------        ------------
     NOL carryforward. . . . . . . . . . . . . . . . .     $   285,998         $        --
     Vacation accrual. . . . . . . . . . . . . . . . .         143,726             143,726
     Inventory . . . . . . . . . . . . . . . . . . . .         117,785             166,582
     Self-funded insurance . . . . . . . . . . . . . .          27,670              47,103
     Other . . . . . . . . . . . . . . . . . . . . . .         224,773             110,358
                                                           ------------        ------------
       Current deferred tax assets . . . . . . . . . .         799,952             467,769
                                                           ------------        ------------
     Depreciation. . . . . . . . . . . . . . . . . . .         509,793             953,524
     Accrued rent obligation . . . . . . . . . . . . .         304,726             367,778
     Other . . . . . . . . . . . . . . . . . . . . . .         383,632                  --
                                                           ------------        ------------
       Long-term deferred tax assets . . . . . . . . .       1,198,151           1,321,302
                                                           ------------        ------------
       Total deferred tax assets . . . . . . . . . . .       1,998,103           1,789,071
       Valuation allowance for deferred tax assets . .              --          (1,789,071)
                                                           ------------        ------------
       Total net deferred tax assets . . . . . . . . .     $ 1,998,103         $        --
                                                           ------------        ------------
                                                           ------------        ------------


     The deferred income tax assets represent potential future income tax benefits; realization of these assets is ultimately dependent upon future taxable income. At the end of fiscal 1996, the Company believed that realization of these future benefits was uncertain. Accordingly, the Company recorded a valuation allowance equal to the full amount of deferred tax assets. In fiscal 1997, the Company reversed the valuation allowance as recent operating performance has made the future realization of these assets more likely than not.

NOTE 6 -- EMPLOYEE BENEFIT PLANS
    Effective March 3, 1991, the Company established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for the benefit of all employees who meet certain eligibility requirements, primarily age and length of service. The plan allows eligible employees to invest from 1% to 16% of their compensation. Annually, the Company's Board of Directors approves a discretionary matching contribution up to a maximum of 25% of the first 6% of the participants' pre-tax contributions. Such contributions are based principally on Company performance. Company contributions made for the fiscal years ended March 1, 1997, March 2, 1996, and February 25, 1995 were $56,993, $28,188, and $25,884, respectively.

     The Company does not offer any other post-retirement, post-employment or pension benefits to directors or employees.

NOTE 7 -- LEASE COMMITMENTS
     The Company leases its computer equipment, office and warehouse facility and each of its store locations, all of which are accounted for as operating leases. The store lease terms, including rental period, renewal options, escalation clauses and rent as a percentage of sales, vary among the leases. Most store leases require the Company to pay real estate taxes and common area maintenance charges.
     Total rental expense for all leases was as follows:


                                                                              FISCAL YEAR ENDED
                                                               ----------------------------------------------
                                                                 MARCH 1,         MARCH 2,       FEBRUARY 25,
                                                                   1997             1996             1995
                                                               ------------     ------------     ------------
     Minimum rent. . . . . . . . . . . . . . . . . . . . . .   $  6,219,379     $  7,745,859     $  7,792,723
     Contingent rent -- based on a percentage of sales . . .      1,443,340          580,350          454,274
     Maintenance, taxes and insurance. . . . . . . . . . . .      3,367,817        4,368,948        4,407,283
                                                               ------------     ------------     ------------
                                                               $ 11,030,536     $ 12,695,157     $ 12,654,280
                                                               ------------     ------------     ------------
                                                               ------------     ------------     ------------

     In addition, the Company leases its point-of-sale (POS) registers. This lease agreement has been capitalized at the present value of the future minimum lease payments.

                          BRAUN'S FASHIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 -- LEASE COMMITMENTS (CONTINUED)

     In December 1994, the Company subleased 80,000 square feet of warehouse space in its distribution center to a third party. Under the agreement the Company received minimum rent of $278,040 per year. The subtenant was also required to reimburse the Company for property taxes, utilities and other operating costs of the subleased portion of the facility. The agreement terminated on January 31, 1997, and the Company is actively pursuing a replacement subtenant. The sublease income and related rent reimbursements which the Company received were offset against rent expense in the preceeding table.

     Future minimum rental commitments for all leases are as follows:

                                                      CAPITAL
                                                       LEASE                                OPERATING LEASES
                                                   ------------      --------------------------------------------------------------
                                                        POS           RETAIL            OFFICE/
                                                     REGISTER          STORE           WAREHOUSE
FISCAL YEAR                                          EQUIPMENT      FACILITIES        FACILITIES          OTHER           TOTAL
-----------                                        ------------    ------------      ------------     ------------    -------------
1998 . . . . . . . . . . . . . . . . . . . .      $    298,723     $  3,880,681     $    687,804     $     13,633     $  4,582,118
1999 . . . . . . . . . . . . . . . . . . . .           298,723        4,027,445          687,804               --        4,715,249
2000 . . . . . . . . . . . . . . . . . . . .           298,723        3,778,464          728,263               --        4,506,727
2001 . . . . . . . . . . . . . . . . . . . .           174,255        3,615,472          746,088               --        4,361,560
2002 . . . . . . . . . . . . . . . . . . . .                --        3,409,759          746,088               --        4,155,847
Thereafter . . . . . . . . . . . . . . . . .                --        6,455,414        2,466,443               --        8,921,857
                                                  ------------     ------------     ------------     ------------     ------------
  Total minimum
   lease payments. . . . . . . . . . . . . .      $  1,070,424     $ 25,167,235     $  6,062,490     $     13,633     $ 31,243,358
                                                  ------------     ------------     ------------     ------------     ------------
                                                  ------------     ------------     ------------     ------------     ------------
Less: Amount representing interest . . . . .           150,757
                                                  ------------
Present value of minimum capital
   lease payments. . . . . . . . . . . . . .           919,667
Less: Current maturities . . . . . . . . . .           229,179
                                                  ------------
Obligation under capital lease,
   less current maturities . . . . . . . . .       $   690,488
                                                  ------------
                                                  ------------


    The Company leases its office and warehouse facility under an agreement which commenced on June 15, 1994, and expires on June 14, 2005. The Company is required to pay property taxes, insurance, utilities and other operating costs of the facility.

NOTE8 -- RELATED PARTY TRANSACTIONS

     The Company's previous general office and warehouse facility was leased under a 28-year lease commencing June 1, 1981 from a partnership whose partners are current stockholders and former officers of the Company. On September 30, 1996, the Company rejected this lease and a related sublease in the United States Bankruptcy Court.

     In the previous fiscal years, the Company had consulting agreements with Pennwood Capital Corporation and James Fuld, Jr. Corp., which expired on September 1, 1995. These entities are affiliated with two directors who were formerly majority owners of the Company. Under the agreement, as amended, the Company received strategic development, management advisory and financial consulting services for an annual fee.

                          BRAUN'S FASHIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 --  RELATED PARTY TRANSACTIONS (CONTINUED)

     Total expenses related to transactions with related parties are as follows:

                                                                             FISCAL YEAR ENDED
                                                           ----------------------------------------------------
                                                             MARCH 1,            MARCH 2,          FEBRUARY 25,
                                                               1997                1996                1995
                                                           ------------        ------------        ------------
     Cost of sales:
        Rental expense . . . . . . . . . . . . . . . .     $   143,111         $   245,333         $   245,333
     Selling and administrative:
        Advisory fees and expenses . . . . . . . . . .              --              97,632             192,516
        Rental expense . . . . . . . . . . . . . . . .          71,556             122,667             122,667
                                                           -----------         -----------         -----------
                                                           $   214,667         $   465,632         $   560,516
                                                           -----------         -----------         -----------
                                                           -----------         -----------         -----------


NOTE 9 --  QUARTERLY FINANCIAL DATA (UNAUDITED):


     (IN THOUSANDS, EXCEPT PER SHARE DATA)                                           FISCAL 1997 QUARTERS
                                                           ----------------------------------------------------------------------
                                                               1ST                   2ND               3RD                4TH
                                                           -----------           -----------       -----------        -----------

     Net sales(1). . . . . . . . . . . . . . . . . . .     $    21,504          $   22,777         $    27,154       $    24,511
     Gross profit. . . . . . . . . . . . . . . . . . .           6,706               5,486              10,113             8,196
     Operating income (loss) . . . . . . . . . . . . .               7              (1,037)              3,957             2,071
     Reorganization expense. . . . . . . . . . . . . .              --               9,070                (899)             (341)
     Net income (loss) . . . . . . . . . . . . . . . .     $      (218)        $    (9,537)        $     4,830       $     4,304(2)
                                                           -----------         -----------         -----------       -----------
                                                           -----------         -----------         -----------       -----------

     Per share data:
     Net earnings (loss) . . . . . . . . . . . . . . .     $     (0.06)        $     (2.51)        $      1.12       $      0.90
                                                           -----------         -----------         -----------       -----------
                                                           -----------         -----------         -----------       -----------
     Market price -- high(3) . . . . . . . . . . . . .           1 7/8              3                    7 1/8            10
                  -- low(3). . . . . . . . . . . . . .           1                  1 1/16               2 3/4             5 5/8

                                                                                     FISCAL 1996 QUARTERS
                                                           ------------------------------------------------------------------------
                                                                1ST                2ND                 3RD                 4TH
                                                           ------------       ------------        ------------        ------------

     Net sales(1). . . . . . . . . . . . . . . . . . .     $    21,967        $     21,506        $     27,443         $    26,380
     Gross profit. . . . . . . . . . . . . . . . . . .           6,100               5,095               8,470               7,245
     Operating income (loss) . . . . . . . . . . . . .            (752)             (1,737)              1,290                  58
     Net income (loss) . . . . . . . . . . . . . . . .     $      (659)       $     (1,416)       $        569         $ (1,952)(2)
                                                           -----------         -----------         -----------         -----------
                                                           -----------         -----------         -----------         -----------
     Per share data:   . . . . . . . . . . . . . . . .
Net earnings (loss). . . . . . . . . . . . . . . . . .     $     (0.17)       $      (0.37)       $       0.15         $     (0.51)
                                                           -----------         -----------         -----------         -----------
                                                           -----------         -----------         -----------         -----------
     Market price --  high(3). . . . . . . . . . . . .           3 1/2               3                  2 1/2               2 1/2
                  --  low(3) . . . . . . . . . . . . .           2 1/2               1 5/8              1 9/16              1 1/2


(1) The Company's quarterly net sales show seasonal variation, as sales in the third and fourth quarters, which include the Christmas season, generally have been higher than sales in the first and second quarters.
(2) The loss for the fourth quarter of fiscal 1996 includes an expense of $1,789,000 or $.47 per share related to establishing a valuation allowance for the Company's deferred tax assets. In fiscal 1997, the Company reversed the valuation allowance as improved recent operating performance has made the future realization of these assets more likely than not.
(3) The market prices presented above represent the quarterly high and low closing bid quotations of the Company's common stock.

                          BRAUN'S FASHIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 -- SUBSEQUENT EVENT
     In April 1997, the Company purchased $800,000 principal face amount of its New Notes at a 20% discount from par. This purchase will satisfy the Company's total January 1, 1998 redemption requirement and a portion of its January 1, 1999 requirement as well.

                                       ITEM 9.
                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                        ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There are no matters which are required to be reported under Item 9.

                                       PART III

                                       ITEM 10.
                  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The information regarding the Company's directors required by Item 10 is incorporated herein by reference to the section entitled, "Item 1 - Election of Directors," in the Company's proxy statement for its 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended March 1, 1997. Information regarding the Company's executive officers required by Item 10 is included in Part I of this Annual Report on Form 10-K as permitted by General Instruction G(3) to Form 10-K. Information required by this Item concerning compliance with Section 16(a) of the Securities Act of 1934 is included in the proxy statement under the section entitled "Security Ownership of Certain Beneficial Owners and Management," and such information is incorporated herein by reference.


                                       ITEM 11.
                                EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section entitled "Compensation of Executive Officers and Directors" in the Company's proxy statement for its 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended March 1, 1997.


                                       ITEM 12.
            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's proxy statement for its 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulations 14A within 120 days of the Company's fiscal year ended March 1, 1997.

                                       ITEM 13.
                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's proxy statement for its 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended March 1, 1997.

                                       PART IV

                                       ITEM 14
           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

    (1)  FINANCIAL STATEMENTS:                                         PAGE
                                                                        ----
         Report of Independent Accountants . . . . . . . . . . . . .    18
         Consolidated Balance Sheet. . . . . . . . . . . . . . . . .    19
         Consolidated Statement of Operations. . . . . . . . . . . .    20
         Consolidated Statement of Stockholders' Equity. . . . . . .    21
         Consolidated Statement of Cash Flows. . . . . . . . . . . .    22
         Notes to Consolidated Financial Statements. . . . . . . . .    23

    (2)  FINANCIAL STATEMENT SCHEDULES:

         All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    (3)  EXHIBITS
                                                                     SEQUENTIAL
EXHIBITS                                                              PAGE NO.
                                                                     ----------
 +3.1    Restated Certificate of Incorporation of the Company. . . .

 +3.2    By-Laws of the Company, as amended. . . . . . . . . . . . .

 +3.3    Articles of Incorporation of BFI. . . . . . . . . . . . . .

 +3.4    By-laws of BFI. . . . . . . . . . . . . . . . . . . . . . .

 +4.1    Senior Note Indenture, including form of Note and form of
         guarantee . . . . . . . . . . . . . . . . . . . . . . . . .

 +4.2    Amended and Restated Credit Agreement dated October 13,
         1993, by and among BFI, the Company and National Bank of
         Canada and First Bank National Association. . . . . . . . .

 +4.3    Inter-creditor Agreement dated October 13, 1993, by and
         among BFI, the Company and National Bank of Canada and
         First Bank National Association . . . . . . . . . . . . . .

 +4.4    Warrant Agreement, dated as of September 14, 1987, between the Company and Kidder Peabody Funding Co . . . . . . . . .

+10.1    Lease, dated as of December 11, 1980, between the Company
         and Braun-Kaiser and Company. . . . . . . . . . . . . . . .

+10.2    First Amendment to Lease, dated as of June 10, 1981 . . . .

+10.3    Second Amendment to Lease, dated as of December 19, 1986. .

+10.4    Executive Employment Agreement, dated December 19, 1991,
         between the Company and Nicholas H. Cook. . . . . . . . . .

                                                                     SEQUENTIAL
EXHIBITS                                                              PAGE NO.
--------                                                             ----------

+10.5    Executive Employment Agreement, dated December 19, 1991,
         between the Company and Herbert D. Froemming. . . . . . . .

+10.6    1987 Stock Incentive Plan . . . . . . . . . . . . . . . . .

+10.7    Amendment No. 1 to 1987 Stock Incentive Plan. . . . . . . .

+10.8    Amendment No. 2 to 1987 Stock Incentive Plan. . . . . . . .

+10.9    1992 Director Stock Option Plan . . . . . . . . . . . . . .

+10.10   Braun's Fashions, Inc. Retirement Savings Plan. . . . . . .

+10.11   Investment Banking/Consulting Agreement, dated as of
         September 1, 1987, between the Company and Pennwood Capital
         Corporation ("Consulting Agreement"). . . . . . . . . . . .

+10.12   Amendment, dated as of May 31, 1990, to Consulting
         Agreement . . . . . . . . . . . . . . . . . . . . . . . . .

+10.13   Amendment, dated as of February 26, 1991, to Consulting
         Agreement . . . . . . . . . . . . . . . . . . . . . . . . .

+10.14   Amendment, dated as of February 12, 1992, to Consulting
         Agreement . . . . . . . . . . . . . . . . . . . . . . . . .

+10.15   Consulting Agreement, dated as of December 19, 1986,
         between the Company and Mr. Gilbert C. Braun ("Braun
         Consulting Agreement"). . . . . . . . . . . . . . . . . . .

+10.16   Amendment dated February 14, 1990 to Braun Consulting
         Agreement . . . . . . . . . . . . . . . . . . . . . . . . .

+10.17   Term Lease Master Agreement dated February 28, 1991 between
         IBM Credit Corporation and the Company. . . . . . . . . . .

+10.18   IBM Customer Agreement, dated February 28, 1991 between
         International Business Machines Corporation and the
         Company . . . . . . . . . . . . . . . . . . . . . . . . . .

+10.19   Annual Support Agreement Plan, dated February 27, 1991
         between Retail Interact Software and the Company. . . . . .

+10.20 Sublease Agreement by and between Westburne Supply, Inc., United Westburne, Inc. and Braun's Fashions, Inc., dated
         February 16, 1994 . . . . . . . . . . . . . . . . . . . . .

+10.21   Side Agreement between Braun's Fashions, Inc., Westburne
         Supply, Inc. and United Westburne, Inc. regarding moving
         expenses dated February 16, 1994. . . . . . . . . . . . . .

+10.22   Sublease by and between Braun's Fashions, Inc. and CIMA
         Labs, Inc. dated February 16, 1994. . . . . . . . . . . . .

+10.23   Consent, Non-Disturbance and Prime Lessor's Agreement by
         and among Braun-Kaiser and Company, Braun's Fashions, Inc.
         and CIMA Labs, Inc. dated February 22, 1994 . . . . . . . .

+10.24   First Modification of Amended and Restated Credit
         Agreement, Notes and Related Documents by and among the
         Company and National Bank of Canada and First Bank
         National Association dated August 27, 1994. . . . . . . . .

+10.25   Second Modification of Amended and Restated Credit
         Agreement, Notes and Related Documents by and among the
         Company and National Bank of Canada and First Bank National
         Association dated November 26, 1994.. . . . . . . . . . . .

+10.26   Sublease between Federal-Hoffman, Inc. and Brauns Fashions
         Inc. dated November 30, 1994. . . . . . . . . . . . . . . .


+10.27 Third Modification of Amended and Restated Credit Agreement, Notes and Related Documents by and among the Company and National Bank of Canada and First Bank National Association
         dated May 24, 1995. . . . . . . . . . . . . . . . . . . . .

                                                                     SEQUENTIAL
EXHIBITS                                                              PAGE NO.
--------                                                             ----------

+10.28   Fourth Modification of Amended and Restated Credit
         Agreement, Notes and Related Documents by and among the
         Company and National Bank of Canada and First Bank
         National Association dated August 9, 1995 . . . . . . . . .

+10.29   Tax Sharing Agreement between Braun's Fashions
         Corporation and Braun's Fashions, Inc.. . . . . . . . . . .

+10.30   Revolving Credit and Security Agreement dated as of
         July 8, 1996 and between Braun's Fashions, Inc. and
         Norwest Bank Minnesota, National Association. . . . . . . .

+10.31   Guaranty dated as of July 3, 1996 by and between Braun's
         Fashions Corporation and Norwest Bank Minnesota, National
         Association . . . . . . . . . . . . . . . . . . . . . . . .

+10.32   Revolving Note dated as of July 8, 1996 by and between
         Braun's Fashions Corporation and Norwest Bank Minnesota,
         National Association. . . . . . . . . . . . . . . . . . . .

+10.33 Registrant's press release dated July 2, 1996 relating to the filing of the Registrant's plan of reorganization . . .

+10.34   Second Amended Plan of Reorganization dated October 22,
         1996 (the "Plan of Reorganization") . . . . . . . . . . . .

+10.35   Motion to Approve Technical Amendment to the Plan of
         Reorganization dated November 19, 1996. . . . . . . . . . .

+10.36   Revolving Credit and Security Agreement dated as of
         December 2, 1996 between Norwest Bank Minnesota, National Association and Braun's Fashions , Inc. and Braun's
         Fashions Corporation. . . . . . . . . . . . . . . . . . . .

*11      Statement Re: Computation of Per Share Earnings . . . . . .

+22.1    Subsidiaries of Company . . . . . . . . . . . . . . . . . .

*27      Financial Data Schedules (submitted for SEC use only) . . .

--------------------

         + Previously filed

         * Filed with this report



(b)  REPORTS ON FORM 8-K
     The following report on Form 8-K was filed with the Securities and Exchange Commission during the fourth quarter ended March 1, 1997.

     Date of Report                Item Reported
     --------------                -------------
     December 3, 1996              The Company reported that the Federal
     Filed January 14, 1997        Bankruptcy Court for the District of Delaware
                                   had confirmed the Second Amended Plan of Reorganization.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 1997.


                                             BRAUN'S FASHIONS CORPORATION


                                             By:      /S/ NICHOLAS H. COOK
                                                --------------------------------
                                                          Nicholas H. Cook
                                                      CHAIRMAN OF THE BOARD AND
                                                       CHIEF EXECUTIVE OFFICER

                                  POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Nicholas H. Cook and Herbert D. Froemming, or either of them, as true and lawful attorneys-in-fact, each with full power and authority to act as such without the other, and with full power of substitution, for him and in any and all capacities, to sign any and all amendments to this Form 10-K and post-effective amendments thereto, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, the undersigned hereby ratifying and confirming all that said attorneys-in-fact, or either of them or his substitute or substitutes, shall do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                        TITLE                        DATE
         ---------                        -----                        ----


  /S/ NICHOLAS H. COOK        Chairman of the Board, Chief         May 15, 1997
--------------------------    Executive Officer and Director
    Nicholas H. Cook          (Principal Executive Officer)

/S/ HERBERT D. FROEMMING      President, Chief Operating Officer,
--------------------------    Secretary, Treasurer and Director    May 15, 1997
  Herbert D. Froemming        (Principal Financial Officer and
                              Principal Accounting Officer)

   /S/ MARC C. OSTROW         Director                             May 15, 1997
--------------------------
     Marc C. Ostrow


 /S/ JAMES J. FULD, JR.       Director                             May 15, 1997
--------------------------
   James J. Fuld, Jr.


    /S/ DONALD D. BEELER      Director                             May 15, 1997
--------------------------
    Donald D. Beeler


   /S/ LARRY C. BARENBAUM     Director                             May 15, 1997
--------------------------
   Larry C. Barenbaum