Form 10-Q
period 1997-05-31
BRAUNS FASHIONS CORP
filed 1997-07-11
CIK 883943

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                          ----------------------------------


                                       FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 - For the quarterly period ended May 31, 1997.

/ / Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 - For the transition period from _______________ to
    _______________.

Commission File No. 0-19972


                            BRAUN'S FASHIONS CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                               06 - 1195422
     (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)

                                2400 XENIUM LANE NORTH
                              PLYMOUTH, MINNESOTA  55441
                       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                          TELEPHONE NUMBER:  (612) 551-5000
                       ----------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES   X   NO
                       -----    -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES   X   NO
    -----    -----

As of July 1, 1997 -- 4,444,456 shares of Common Stock were outstanding.

The manually signed copy of this report contains 14 pages.

                            BRAUN'S FASHIONS CORPORATION

                                        INDEX


         PART I. FINANCIAL INFORMATION                              PAGE NO.

Item 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:

           Consolidated Condensed Balance Sheet --
           As of May 31, 1997 and March 1, 1997. . . . . . . . . . . . .3

           Consolidated Condensed Statement of Operations --
           For the Quarter Ended May 31, 1997 and June 1, 1996 . . . . .4

           Consolidated Condensed Statement of Cash Flows --
           For the Quarter Ended May 31, 1997 and June 1, 1996 . . . . .5

           Notes to Consolidated Condensed Financial Statements. . . . .6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . .6


         PART II.  OTHER INFORMATION


Item 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .12

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . 12
         Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .13

PART I.  FINANCIAL INFORMATION

                            BRAUN'S FASHIONS CORPORATION
                         CONSOLIDATED CONDENSED BALANCE SHEET
                                     (Unaudited)

ASSETS                                              MAY 31,       MARCH 1,
                                                    1997           1997
                                               ------------   ------------
Current assets --
    -  Cash and cash equivalents               $  9,756,586   $ 10,913,716
    -  Accounts receivable, net of allowance
       for doubtful accounts                        455,205        532,331
    -  Merchandise inventory                     10,616,724      9,253,896
    -  Income tax receivable                        856,422        870,498
    -  Prepaid expenses                             254,610        169,668
    -  Current deferred tax asset                   513,954        799,952
                                               ------------   ------------

    TOTAL CURRENT ASSETS:                        22,453,501     22,540,061

Equipment and improvements, net                  10,769,771     10,785,297

Other assets --
    -  Long-term deferred tax asset               1,198,151      1,198,151
    -  Other                                         64,462        113,630
                                               ------------   ------------

    TOTAL OTHER ASSETS:                           1,262,613      1,311,781
                                               ------------   ------------

    TOTAL ASSETS:                              $ 34,485,885   $ 34,637,139
                                               ------------   ------------
                                               ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities --
    -  Accounts payable                        $  2,522,650   $  2,433,652
    -  Accrued liabilities                        3,671,739      4,451,843
    -  Current maturities of long term debt
       and capital lease obligation                 234,096        908,957
    -  Income taxes payable                         302,552             --
                                               ------------   ------------

    TOTAL CURRENT LIABILITIES:                    6,731,037      7,794,452

Long-term liabilities --
    -  Long-term debt                            10,260,031     10,373,662
    -  Accrued rent obligation                      961,778        896,253
                                               ------------   ------------
    TOTAL LONG-TERM LIABILITIES:                 11,221,809     11,269,915

Stockholders' equity --
    -  Preferred stock-$0.01 par value,
       1,000,000 shares authorized; none
       outstanding
    -  Common stock-$0.01 par value,
       9,000,000 shares authorized;
       4,432,588 shares issued and
       outstanding at May 31, 1997 and
       March 1, 1997                                 44,326         44,326
    -  Additional paid-in capital                27,604,043     27,604,043
    -  Accumulated deficit                      (11,115,330)   (12,075,597)
                                               ------------   ------------
    TOTAL STOCKHOLDERS' EQUITY:                  16,533,039     15,572,772
                                               ------------   ------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY:                                    $ 34,485,885   $ 34,637,139
                                               ------------   ------------
                                               ------------   ------------

--------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

                              BRAUN'S FASHIONS CORPORATION
                    CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                     (Unaudited)

                                                       QUARTER ENDED
                                               ----------------------------
                                               MAY 31, 1997    JUNE 1, 1996
                                               ------------    ------------
Net sales                                      $ 21,841,691   $ 21,504,169

Merchandise, buying and occupancy                14,182,902     14,798,532
                                               ------------   ------------
Gross profit                                      7,658,789      6,705,637


Selling, general and administrative expenses      5,472,334      5,936,215
Depreciation and amortization                       606,043        762,541
                                               ------------   ------------

Operating income                                  1,580,412          6,881

Other expense
   -   Interest, net                                200,498        359,063
                                               ------------   ------------

Income (loss) before income taxes
   and extraordinary gain                         1,379,914       (352,182)

Income tax provision (benefit)                      524,367       (133,829)
                                               ------------   ------------

Net income (loss) before extraordinary gain         855,547       (218,353)

Extraordinary gain                                  104,720             --
                                               ------------   ------------

Net income (loss)                              $    960,267   $   (218,353)
                                               ------------   ------------
                                               ------------   ------------


Earnings per share:

Net income (loss) before extraordinary gain    $       0.18   $      (0.06)

Extraordinary gain                                     0.02             --
                                               ------------   ------------

Net income (loss)                              $       0.20   $      (0.06)
                                               ------------   ------------
                                               ------------   ------------

Weighted average number of shares
   of common stock and common stock
   equivalents outstanding                        4,776,700      3,793,312
                                               ------------   ------------
                                               ------------   ------------


--------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

                             BRAUN'S FASHIONS CORPORATION
                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                      (Unaudited)

                                                         QUARTER ENDED
                                                ----------------------------
                                                MAY 31, 1997   JUNE 1, 1996
                                                ------------   ------------
Cash flows from operating activities
    -  Net income (loss)                        $   960,267    $  (218,353)

Adjustments to reconcile net income to
net cash provided by (used in) operating
activities:
    -  Depreciation and amortization                606,043        762,541
    -  Amortization of deferred financing
       costs                                             --         22,800
    -  Increase in accrued rent obligation           65,525         14,364
    -  Extraordinary gain from early
       extinguishment of debt                      (168,903)            --
    -  (Gain) loss on disposals of property
       and equipment, net                            (5,595)            --
    -  (Increase) decrease in deferred tax
       asset                                        285,998             --

Changes in operating assets and liabilities:
    -  (Increase) decrease in merchandise
       inventory, prepaid expenses, receivables
       and other                                 (1,307,400)    (1,081,065)
    -  Increase (decrease) in accounts payable,
       accrued liabilities and income taxes
       payable                                     (388,554)    (1,336,386)
                                                -----------    -----------
          Net cash provided by (used in)
          operating activities                       47,381     (1,836,099)

Cash flows from investing activities --
    -  Purchase of equipment and improvements      (599,147)      (389,376)
    -  Proceeds from sale of fixtures and
       equipment                                     14,225             --
                                                -----------    -----------

          Net cash used in investing activities    (584,922)      (389,376)

Cash flows from financing activities --
    -  Redemption of 12% senior notes              (640,000)            --
    -  Principal payments on long-term debt         (55,483)       (52,745)
    -  Net borrowings from revolving line of
       credit                                            --      2,200,000
    -  Interest added to principal                   75,894             --
                                                -----------    -----------

          Net cash generated (used) by
          financing activities                     (619,589)     2,147,255

Net decrease in cash and cash equivalents        (1,157,130)       (78,220)

Cash and cash equivalents at beginning of year   10,913,716      1,543,131
                                                -----------    -----------

Cash and cash equivalents at end of period      $ 9,756,586    $ 1,464,911
                                                -----------    -----------
                                                -----------    -----------

-------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:

1.  BASIS OF PRESENTATION

    The financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 1, 1997.

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

2.  NOTE REDEMPTION

    In April 1997, Braun's Fashions Corporation (the "Company") purchased $800,000 principal face amount of its 12% Senior Notes due 2005, (the "New Notes") at a 20% discount from par. This resulted in a gain of $104,720, net of tax, for the quarter. This purchase will satisfy the Company's total January 1, 1998 redemption requirement and a portion of its January 1, 1999 requirement as well. The remaining scheduled principal payments, due January 1 of the following years, is as follows: 1999 - $679,595, 2000
    - $803,902, 2001 - $875,752, 2002 - $958,207, 2003 - $1,040,074, 2004 -
    $1,133,443 and 2005 - $6,031,476.

3.  NEW ACCOUNTING STANDARD

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


                                       ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
Braun's Fashions Corporation (the "Company") is a Minneapolis-based regional retailer of women's specialty apparel, which operates through its wholly-owned subsidiary, Braun's Fashions, Inc. ("BFI"). As of July 1, 1997, the Company operated a chain of 170 stores in 20 states in the Midwest and Pacific Northwest. The Company's stores offer coordinated assortments of moderately priced sportswear, sweaters, dresses and accessories.

As a result of an extremely competitive environment and in response to the deteriorating liquidity position brought on by losses at approximately 50 of its store locations and to facilitate restructuring of its obligations, the Company filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code on July 2, 1996. The Company's plan of reorganization was confirmed by the Bankruptcy Court on November 22, 1996 and became effective on December 3, 1996.

As a result of the reorganization, the Company rejected 50 unprofitable store leases; re-negotiated more favorable lease terms for an additional 46 stores; negotiated a $10 million working capital line of credit with a new lender; downsized the distribution center by 35,000 square feet; strengthened the organization by hiring highly qualified individuals in the key areas of store operations and merchandise planning and distribution, and eliminated corporate and field staff associated with the discontinuance of the junior division (Gigi stores) and the reduced number of stores.


RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain items from the Company's operating statement data expressed as a percentage of net sales.




                                                        QUARTER ENDED
                                                        -------------
                                                MAY 31, 1997      JUNE 1, 1996
                                                ------------      ------------

    Net sales                                       100.0%            100.0%
    Merchandise, buying and occupancy                64.9              68.8
                                                  --------          --------
    Gross profit                                     35.1              31.2
    Selling, general and administrative              25.1              27.6
    Depreciation and amortization                     2.8               3.6
                                                  --------          --------
    Operating income                                  7.2               0.0
    Interest, net                                     0.9               1.6
                                                  --------          --------
    Income (loss) before income taxes
        and extraordinary gain                        6.3              (1.6)
    Income tax provision (benefit)                    2.4              (0.6)
                                                  --------          --------
    Income (loss) before extraordinary gain           3.9              (1.0)
    Extraordinary gain                                0.5               --
                                                  --------          --------
    Net income (loss)                                 4.4%             (1.0)%
                                                  --------          --------
                                                  --------          --------

QUARTER ENDED MAY 31, 1997 COMPARED TO QUARTER ENDED JUNE 1, 1996.
NET SALES. Net sales for the quarter ended May 31, 1997, were $21.8 million, an increase of 2% from $21.5 million in the quarter ended June 1, 1996. The increase in sales was due to a 19% increase in same-store sales offset by operating fewer stores in the current year's quarter. The Company closed approximately 50 underperforming stores during its Chapter 11 bankruptcy reorganization which was successfully completed on December 3, 1996. During the first quarter of fiscal 1998, the Company opened 5 stores and closed 5 stores as leases expired.

GROSS PROFIT. Gross profit, which is net sales less cost of merchandise and buying and occupancy expenses, was $7.7 million or 35.1% of net sales during the first quarter of fiscal 1998 compared to $6.7 million or 31.2% of net sales during the same period in fiscal 1997. The percentage increase in gross profit was primarily due to closing unprofitable stores whose gross margins were lower than the continuing stores and lower occupancy costs as a percent of net sales in the continuing stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first quarter of fiscal 1998 decreased to $5.5 million or 25.1% of net sales from $5.9 million or 27.6% of net sales in the first quarter of fiscal 1997. This decrease primarily resulted from the Company operating fewer stores in the current quarter compared to the previous year.

OPERATING INCOME. Operating income for the quarter ended May 31, 1997, was $1.6 million or 7.2% of net sales as compared to operating income of $7,000 or 0.0% of net sales in the quarter ended June 1, 1996.

INTEREST, NET. Net interest decreased by $0.2 million from $0.4 million in the first quarter of fiscal 1997 to $0.2 million in the current year's quarter. This decrease was due to the Company's improved cash flow which resulted in no advances on the line of credit during the quarter and increased income from investments.

INCOME TAXES. Income tax expense in the first quarter of fiscal 1998 was $0.5 million compared to an income tax benefit of $0.1 million in the first quarter of fiscal 1997.

EXTRAORDINARY GAIN. In April 1997, the Company purchased $800,000 principal face amount of its New Notes at a 20% discount from par. This resulted in the recognition of an extraordinary gain on the early extinguishment of debt, net of tax, of $0.1 million or 0.5% of net sales.

NET INCOME (LOSS). As a result of the foregoing factors, net income for the quarter ended May 31, 1997, was $1.0 million or 4.4% of net sales compared to a loss of $0.2 million or 1.0% of net sales for the quarter ended June 1, 1996.

PERFORMANCE OF CONTINUING STORES.
The closing of stores in connection with the Company's Chapter 11 bankruptcy filing in fiscal 1997 has enabled management to concentrate its efforts on the continuing stores that the Company believes provide the greatest potential for ongoing profitability. The following table sets forth the results of operations for these continuing stores for the periods indicated.


                                                 CONTINUING STORES (DOLLARS IN THOUSANDS)
                                       ------------------------------------------------------------
                                           THREE MONTHS ENDED                  THREE MONTHS ENDED
                                              MAY 31, 1997                       JUNE 1, 1996
                                       --------------------------          -------------------------
Net sales                              $   21,084          100.0%          $  17,780          100.0%

Merchandise, buying and occupancy          13,686           64.9%             11,765           66.2%
                                       ----------          -----           ---------          -----
     Gross profit                           7,398           35.1%              6,015           33.8%

Selling, general and administrative         5,291           25.1%              4,896           27.6%

Depreciation and amortization                 596            2.8%                577            3.2%
                                       ----------          -----           ---------          -----
     Operating income                  $    1,511            7.2%          $     542            3.0%
                                       ----------          -----           ---------          -----
                                       ----------          -----           ---------          -----




For the three months ended May 31, 1997, operating income in the 167 continuing stores increased $1.0 million from the same period in the prior year, continuing on the trend established in the third and fourth quarters of fiscal 1997. The increase in operating income was primarily due to a 19% same store sales increase, improved gross margins resulting primarily from lower occupancy costs and reductions in selling, general and administrative expenses due to closing approximately 50 unprofitable stores during the Company's Chapter 11 bankruptcy proceedings.

LIQUIDITY AND CAPITAL RESOURCES
The Company's principal needs for liquidity are to finance the purchase of merchandise inventories and other working capital requirements. Merchandise purchases vary on a seasonal basis, peaking in the fall. As a result, the Company's cash requirements historically reach their peak in October and November. Conversely, cash balances reach their peak in January, after the holiday season is completed.

Net cash generated by operating activities totaled $47,000 for the first three months of fiscal 1998 as compared to a net usage of $1.8 million for the same time period in the prior year. The improvement in cash generated by operating activities resulted from increased same store sales of 19% and reductions in selling, general and administrative expenses due to closing approximately 50 unprofitable stores. Cash was used to finance $599,000 of capital expenditures for the opening of 5 stores and other miscellaneous capital expenditures. During the remainder of the fiscal year the Company expects to spend up to an additional $4.0 million on capital expenditures opening approximately 10 additional new stores, remodeling stores and completing other miscellaneous capital additions. Management expects its cash on hand combined with cash flow from operations to be sufficient to meet its capital expenditure and working capital requirements and its other needs for liquidity during the year.

In December 1996, the Company entered into a borrowing agreement with Norwest Bank Minnesota, National Association (the "Norwest Revolver") expiring April 1, 1999. The Norwest Revolver provides the Company with revolving credit loans and letters of credit up to $10 million, subject to a borrowing base formula.

Loans under the Norwest Revolver bear interest at Norwest's base rate plus 3/4%. The interest is payable monthly in arrears. After the first quarter of fiscal 1998, the Norwest Revolver provides for a potential decrease in the interest rate, depending on the financial performance of the Company (as described in the Norwest Revolver). The Norwest Revolver carries commitment fees of 1/4% of the difference between $5 million and the average amount outstanding under the facility (including letters of credit). If the average amount outstanding under the facility (including letters of credit) is between $5 million and $7.5 million, the commitment fee shall be based on the difference between $7.5 million and the average amount outstanding under the facility (including letters of credit) and if the average amount outstanding (including letters of credit) is in excess of $7.5 million, the commitment fee is on the difference between $10 million and the average amount outstanding under the facility (including letters of credit). This facility is secured by substantially all of the Company's assets. The borrowing base at July 1, 1997, was $6.0 million. As of July 1, 1997, the Company had no borrowings and outstanding letters of credit in the amount of $2.3 million under the Norwest Revolver. Accordingly, the availability of revolving credit loans under the Norwest Revolver was $3.7 million at that date.

In December 1996, the Company issued $10,300,200 of public debt in the form of 12% Senior Notes (the "New Notes") due January, 2005. The New Notes were issued, pursuant to an Indenture dated as of December 2, 1996, to (i) the holders of the 9% Senior Notes due January 2001 where each holder received, for each $1,000 principal face amount, (a) 48 shares of common stock in BFC and (b) New Notes in original principal amount of $800 and (ii) the Company's prepetition banks who received a total of (a) 138,284 shares of common stock in BFC and (b) $2,313,000 in original principal face amount of the New Notes.

The principal amount of the New Notes bears interest at the rate of 12% per annum. Interest at the rate of 9% per annum on the outstanding principal amount is to be paid monthly on the last day of each calendar month until all amounts due and owing on the New Notes and under the Indenture have been paid in full. Interest at the rate of 3% per annum on the outstanding principal amount shall accrue monthly and shall, upon accrual, be treated as principal for all purposes, including without limitation, the calculation of all interest payments due thereafter, and shall be payable in full on January 1, 2005.

The New Notes are general unsecured senior obligations of the Company. The Indenture for the New Notes contains certain covenants which, among other things, limit the ability of the Compnay to incur liens, incur additional indebtedness, and restrict the Company's ability to declare dividends.

In April 1997, the Company purchased $800,000 principal face amount of its New Notes at a 20% discount from par. This purchase will satisfy the Company's total January 1, 1998 redemption and a portion of its January 1, 1999 redemption as well. The remaining scheduled principal payments, due January 1 of the following years, is as follows: 1999 - $679,595, 2000 - $803,902, 2001 -
$875,752, 2002 - $958,207, 2003 - $1,040,074, 2004 - $1,133,443 and 2005 -
$6,031,476.

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

                              PART II.  OTHER INFORMATION


Item 5.  Other Information

    On July 2, 1997, the Company issued a press release announcing several promotions. William J. Prange was promoted to President and Chief Merchandising Officer. Prange has served as the Company's Senior Vice President and General Merchandising Manager since April 1995 after joining the Company as a Vice President in April 1994. Herbert D. Froemming was promoted to Vice Chairman and Chief Administrative and Financial Officer. Since June 1994, Froemming has been the Company's President and Chief Operating Officer, and was Chief Financial Officer from January 1989 to May 1994. Ralph C. Neal was promoted to Senior Vice President of Operations. Neal has been Vice President of Operations since September 1996. Joseph Pennington was promoted to Senior Vice President of Merchandise Planning and Distribution. He had been a Vice President in a similar capacity since February 1997.


Item 6.  Exhibits and reports on Form 8-K

    (a)  Exhibits
         Exhibit 11 -- Statement Re:  Computation of Per Share Earnings
         Exhibit 27 -- Financial Data Schedules (submitted for SEC use only)

    (b)  Reports on Form 8-K
         None

                                      SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 11, 1997


                                    BRAUN'S FASHIONS CORPORATION


                                  By   /S/ HERBERT D. FROEMMING
                                     -----------------------------------------
                                           Herbert D. Froemming
                                           Vice Chairman & Chief
                                           Administrative & Financial Officer

                                           Signing on behalf of the
                                           registrant and as principal
                                           financial officer.