Form 10-Q
period 1997-08-30
BRAUNS FASHIONS CORP
filed 1997-10-14
CIK 883943

--------------------------------------------------------------------------------
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
--------------------------------------------------------------------------------

                                      FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 - For the quarterly period ended August 30, 1997.

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
YES    X     NO
    -------     -------

As of October 1, 1997 -- 4,512,232 shares of Common Stock were outstanding.

The manually signed copy of this report contains 18 pages.

                             BRAUN'S FASHIONS CORPORATION

                                        INDEX


              PART I.  FINANCIAL INFORMATION                         PAGE NO.

Item 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:

          Consolidated Condensed Balance Sheet --
          As of August 30, 1997 and March 1, 1997. . . . . . . . . . . . 3

          Consolidated Condensed Statement of Operations --
          For the Quarter Ended August 30, 1997 and August 31, 1996. . . 4

          Consolidated Condensed Statement of Operations
          For the Two Quarters Ended August 30, 1997 and
          August 31, 1996. . . . . . . . . . . . . . . . . . . . . . . . 5

          Consolidated Condensed Statement of Cash Flows --
          For the Two Quarters Ended August 30, 1997 and
          August 31, 1996. . . . . . . . . . . . . . . . . . . . . . . . 6

          Notes to Consolidated Condensed Financial Statements . . . . . 7

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . 7



               PART II.  OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .14

Item 6.  EXHIBITS AND REPORTS ON FORM 8 - K. . . . . . . . . . . . . . .15
         Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .16

PART I.  FINANCIAL INFORMATION

                             BRAUN'S FASHIONS CORPORATION
                         CONSOLIDATED CONDENSED BALANCE SHEET


                                                                         (UNAUDITED)          (AUDITED)
ASSETS                                                                    AUGUST 30,           MARCH 1,
                                                                             1997                 1997
                                                                        --------------      --------------
Current assets --
    -   Cash and cash equivalents                                      $   7,348,664       $  10,913,716
    -   Accounts receivable, net of allowance for doubtful accounts          631,023             532,331
    -   Merchandise inventory                                             12,319,075           9,253,896
    -   Income tax receivable                                                903,422             870,498
    -   Prepaid expenses                                                     264,988             169,668
    -   Current deferred tax asset                                           513,954             799,952

                                                                        --------------      --------------
    TOTAL CURRENT ASSETS:                                                 21,981,126          22,540,061

Equipment and improvements, net                                           11,537,988          10,785,297

Other assets --
    -   Long-term deferred tax asset                                       1,198,151           1,198,151
    -   Other                                                                 64,617             113,630
                                                                        --------------      --------------

    TOTAL OTHER ASSETS:                                                    1,262,768           1,311,781
                                                                        --------------      --------------

    TOTAL ASSETS:                                                       $ 34,781,882       $  34,637,139
                                                                        --------------      --------------
                                                                        --------------      --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities --
    -   Accounts payable                                               $   2,497,396       $   2,433,652
    -   Accrued liabilities                                                3,793,554           4,451,843
    -   Current maturities of long term debt and
        capital lease obligation                                             239,117             908,957
                                                                        --------------      --------------
    TOTAL CURRENT LIABILITIES:                                             6,530,067           7,794,452

Long-term liabilities --
    -   Long-term debt                                                    10,160,443          10,373,662
    -   Accrued rent obligation                                            1,040,772             896,253
                                                                        --------------      --------------
    TOTAL LONG-TERM LIABILITIES:                                          11,201,215          11,269,915

Stockholders' equity --
    -   Preferred stock-$0.01 par value, 1,000,000 shares
        authorized; none outstanding
    -   Common stock-$0.01 par value, 9,000,000 shares authorized;
        4,482,924 and 4,432,588 shares issued and outstanding at
        August 30, 1997 and March 1, 1997, respectively                       44,829              44,326
    -   Additional paid-in capital                                        27,813,512          27,604,043
    -   Accumulated deficit                                              (10,807,741)        (12,075,597)
                                                                        --------------      --------------
    TOTAL STOCKHOLDERS' EQUITY:                                           17,050,600          15,572,772
                                                                        --------------      --------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                         $ 34,781,882       $  34,637,139
                                                                        --------------      --------------
                                                                        --------------      --------------



--------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

                             BRAUN'S FASHIONS CORPORATION
                    CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                      (Unaudited)


                                                                   QUARTER ENDED
                                                       --------------------------------------
                                                         AUGUST 30, 1997     AUGUST 31, 1996
                                                       ------------------- ------------------
Net sales                                               $  20,939,042       $  22,777,144

Merchandise, buying and occupancy                          14,178,386          17,290,834
                                                         -------------       -------------
Gross profit                                                6,760,656           5,486,310

Selling, general and administrative expenses                5,465,407           5,857,333
Depreciation and amortization                                 611,065             666,085
                                                         -------------       -------------

Operating income (loss)                                       684,184          (1,037,108)

Other expense
   -  Interest, net (contractual interest for
      quarter ended August 31, 1996 -- $336,637)              201,171             146,637
                                                         -------------       -------------

Income (loss) before reorganization expense,
   income taxes and extraordinary gain                        483,013          (1,183,745)

Reorganization expense                                             --           9,070,145

Income tax provision (benefit)                                183,545            (717,169)
                                                         -------------       -------------

Net income (loss) before extraordinary gain                   299,468          (9,536,721)

Extraordinary gain, net of tax                                  8,121                  --
                                                         -------------       -------------

Net income (loss)                                       $     307,589       $  (9,536,721)
                                                         -------------       -------------
                                                         -------------       -------------


Earnings per share:

Net income (loss) before extraordinary gain             $        0.06       $       (2.51)

Extraordinary gain, net of tax                                     --                  --
                                                         -------------       -------------

Net income (loss)                                       $        0.06       $      ( 2.51)
                                                         -------------       -------------
                                                         -------------       -------------

Weighted average number of shares of common
   stock and common stock equivalents outstanding           4,817,933           3,793,312
                                                         -------------       -------------
                                                         -------------       -------------



--------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

                             BRAUN'S FASHIONS CORPORATION
                    CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                     (Unaudited)


                                                                           Two Quarters Ended
                                                                --------------------------------------
                                                                  August 30, 1997     August 31, 1996
                                                                ------------------- ------------------
Net sales                                                        $   42,780,733      $   44,281,313

Merchandise, buying and occupancy                                    28,361,288          32,089,366
                                                                  --------------      --------------
Gross profit                                                         14,419,445          12,191,947

Selling, general and administrative expenses                         10,937,741          11,793,548
Depreciation and amortization                                         1,217,108           1,428,626
                                                                  --------------      --------------

Operating income (loss)                                               2,264,596          (1,030,227)

Other expense
    -   Interest net (contractual interest for two
        quarters ended August 31, 1996 -- $695,700)                     401,669             505,700
                                                                  --------------      --------------

Income (loss) before reorganization expense, income taxes
    and extraordinary gain                                            1,862,927          (1,535,927)

Reorganization expense                                                       --           9,070,145

Income tax provision (benefit)                                          707,912            (850,998)
                                                                  --------------      --------------

Net income (loss) before extraordinary gain                           1,155,015          (9,755,074)

Extraordinary gain, net of tax                                          112,841                  --
                                                                  --------------      --------------

Net income (loss)                                                $    1,267,856      $   (9,755,074)
                                                                  --------------      --------------
                                                                  --------------      --------------
Earnings per share:

Net income (loss) before extraordinary gain                      $         0.24      $        (2.57)

Extraordinary gain                                                         0.02                  --
                                                                  --------------      --------------

Net income (loss)                                                $         0.26      $        (2.57)
                                                                  --------------      --------------
                                                                  --------------      --------------

Weighted average number of shares of common
   stock and common stock equivalents outstanding                     4,797,316           3,793,312
                                                                  --------------      --------------
                                                                  --------------      --------------



--------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

                             BRAUN'S FASHIONS CORPORATION
                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                     (Unaudited)


                                                                                TWO QUARTERS ENDED
                                                                     -----------------------------------------
                                                                        AUGUST 30, 1997      AUGUST 31, 1996
                                                                     -------------------- --------------------
Cash flows from operating activities
   -  Net income (loss)                                               $    1,267,856      $   (9,755,074)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   -  Depreciation and amortization                                        1,217,108           1,428,626
   -  Increase (decrease) in accrued rent obligation                         144,519            (310,194)
   -  Extraordinary gain from early extinguishment of debt                  (182,001)                 --
   -  (Gain) loss on disposals of property and equipment, net                 (3,838)          2,392,892
   -  (Increase) decrease in deferred tax asset                              285,998                  --
   -  Amortization of deferred financing costs                                    --              30,400
   -  Provision for lease rejection claims                                        --           3,316,687
   -  Write-off of deferred financing costs                                       --             418,818

Changes in operating assets and liabilities:
   -  (Increase) decrease in merchandise inventory,
       prepaid expenses, receivables and other                            (3,243,102)          2,910,457
   -  Increase (decrease) in accounts payable,
       accrued liabilities and income taxes payable                         (594,545)            314,387
                                                                       --------------      --------------

        Net cash provided by (used in) operating activities               (1,108,005)            746,999

Cash flows from investing activities --
   -  Purchase of equipment and improvements                              (1,980,986)           (612,665)
   -  Proceeds from sale of fixtures and equipment                            15,025              36,843
                                                                       --------------      --------------

        Net cash used in investing activities                             (1,965,961)           (575,822)

Cash flows from financing activities --
   -  Redemption of 12% senior notes                                        (748,000)                 --
   -  Principal payments on long-term debt                                  (112,158)           (106,622)
   -  Net borrowings from revolving line of credit                                --           2,303,293
   -  Interest added to principal                                            159,100                  --
   -  Exercise of stock options                                              209,972                  --
                                                                       --------------      --------------

        Net cash generated (used) by financing activities                   (491,086)          2,196,671

Net increase (decrease) in cash and cash equivalents                      (3,565,052)          2,367,848

Cash and cash equivalents at beginning of year                            10,913,716           1,543,131
                                                                       --------------      --------------

Cash and cash equivalents at end of period                            $    7,348,664      $    3,910,979
                                                                       --------------      --------------
                                                                       --------------      --------------


--------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

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

2.  NOTE REDEMPTION

    In the first two quarters of fiscal 1998, Braun's Fashions Corporation (the "Company") purchased a total of $908,000 principal face amount of its 12% Senior Notes due 2005 at a discount from par. These purchases resulted in a gain of $112,841, net of tax, for the six months ended August 30, 1997. These purchases will satisfy the Company's total January 1, 1998 redemption requirement and a portion of its January 1, 1999 requirement as well. The remaining scheduled principal payments, including the 3% interest component added to principal which is due in 2005, due January 1 of each year, is as follows: 1999 - $564,801, 2000 - $803,902, 2001 - $875,752, 2002 -
    $958,207, 2003 - $1,040,074, 2004 - $1,133,443 and 2005 - $6,031,476.

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


                                       ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
Braun's Fashions Corporation (the "Company") is a Minneapolis-based regional retailer of women's specialty apparel, which operates through its wholly-owned subsidiary, Braun's Fashions, Inc. ("BFI"). As of October 1, 1997, the Company operated a chain of 179 stores in 20 states in the Midwest and Pacific Northwest. The Company's stores offer coordinated assortments of moderately priced sportswear, sweaters, dresses and accessories.

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



                                                         QUARTER ENDED                TWO QUARTERS ENDED
                                                      ---------------------         ---------------------
                                                      AUG. 30,     AUG. 31,         AUG. 30,     AUG. 31,
                                                        1997        1996             1997         1996
                                                      -------     ---------         -------     ---------
Net sales                                             100.0%       100.0%           100.0%       100.0%
Merchandise, buying and occupancy                      67.7         75.9             66.3         72.5
                                                      -------     ---------         -------     ---------
Gross profit                                           32.3         24.1             33.7         27.5
Selling, general and administrative                    26.1         25.7             25.6         26.6
Depreciation and amortization                           2.9          2.9              2.8          3.2
                                                      -------     ---------         -------     ---------
Operating income (loss)                                 3.3         (4.5)             5.3         (2.3)
Interest, net                                           1.0          0.7              0.9          1.1
                                                      -------     ---------         -------     ---------
Income (loss) before reorganization
  expense, income taxes and
  extraordinary gain                                    2.3         (5.2)             4.4         (3.4)
Reorganization expense                                   --         39.8               --         20.5
Income tax provision (benefit)                          0.9         (3.1)             1.7         (1.9)
                                                      -------     ---------         -------     ---------
Income (loss) before extraordinary gain                 1.4        (41.9)             2.7        (22.0)
Extraordinary gain                                      0.1           --              0.3           --
                                                      -------     ---------         -------     ---------
Net income (loss)                                      1.5%        (41.9)%           3.0%        (22.0)%
                                                      -------     ---------         -------     ---------
                                                      -------     ---------         -------     ---------

QUARTER ENDED AUGUST 30, 1997 COMPARED TO QUARTER ENDED AUGUST 31, 1996.
Net Sales. Net sales for the quarter ended August 30, 1997, were $20.9 million, a decrease of 8% from $22.8 million in the quarter ended August 31, 1996. The decrease in sales was due to operating fewer stores offset by a 14% increase in same store sales. The same store sales increase was driven by strong customer acceptance of the Company's casual sportswear which included jumpers, fine gauge sweaters, wrinkle-free twill pants and novelty knit tops. The Company began last year's second quarter with 221 stores and then closed 35 stores in the quarter during its Chapter 11 bankruptcy reorganization (completed in December
1996) to end the period with 186 stores. In this year's second quarter, the Company opened 8 new stores and finished the period with 178 stores.

GROSS PROFIT. Gross profit, which is net sales less cost of merchandise and buying and occupancy expenses, was $6.8 million or 32.3% of net sales during the second quarter of fiscal 1998 compared to $5.5 million or 24.1% of net sales during the same period in fiscal 1997. Last year's second quarter gross margin was unusually low due to liquidation of inventory from stores closed during the reorganization.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $5.5 million from $5.9 million in the second quarter as selling, general and administrative expenses as a percentage of total sales remained relatively constant.

OPERATING INCOME (LOSS). Operating income for the quarter ended August 30, 1997, was $684,184 or 3.3% of net sales as compared to an operating loss of $1.0 million in the quarter ended August 31, 1996.

INTEREST, NET. Net interest expense for the second quarter of fiscal 1998 increased to $201,171 from $146,637 in the second quarter of fiscal 1997. In fiscal 1997 the Company was not required to accrue interest on prepetition debt after the July 2, 1996 bankruptcy filing. If the Company had been required to pay interest on its prepetition debt, contractual interest expense for the quarter ended August 31, 1996 would have totaled $336,637.

REORGANIZATION EXPENSE. The Company recorded approximately $9.1 million of reorganization expenses during the second quarter of fiscal 1997. These reorganization expenses included lease rejection claims, loss on disposal of fixed assets, professional fees, establishment of an inventory impairment reserve and other bankruptcy related expenses.

INCOME TAXES. Income tax expense for the quarter ended August 30, 1997, was $183,545 compared to an income tax benefit of $717,169 for the quarter ended August 31, 1996.

EXTRAORDINARY GAIN. In August 1997, the Company purchased $108,000 principal face amount of its 12% Senior Notes at a 10% discount from par. This resulted in the recognition of an extraordinary gain on the early extinguishment of debt, net of tax, of $8,121.

NET INCOME (LOSS). As a result of the foregoing factors, net income for the quarter ended August 30, 1997, was $307,589 or 1.5% of net sales compared to a loss of $9.5 million or 41.9% of net sales for the quarter ended August 31, 1996.

SIX MONTHS ENDED AUGUST 30, 1997 COMPARED TO SIX MONTHS ENDED AUGUST 31, 1996. NET SALES. Net sales for the six months ended August 30, 1997, were $42.8 million, a decrease of 3% from $44.3 million for the six months ended August 31, 1996. The decrease in sales was due to operating fewer stores offset by a 16% increase in sales in the 165 continuing stores. The Company began fiscal 1997 with 221 stores and closed 35 stores in the second quarter during its Chapter 11 bankruptcy reorganization (completed in December 1996) to end the period with 186 stores. In fiscal 1998, the Company opened 13 new stores and closed 5 stores to finish the period with 178 stores.

GROSS PROFIT. Gross profit, which is net sales less cost of merchandise and buying and occupancy expenses, was $14.4 million or 33.7% of net sales during the first six months of fiscal 1998 compared to $12.2 million or 27.5% of net sales during the same period in fiscal 1997. The percentage increase in gross profit was primarily due to closing unprofitable stores whose gross margins were unusually low, particularly during the fiscal 1997 second quarter liquidation sales, and lower occupancy costs as a percent of net sales in the continuing stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $10.9 million from $11.8 million in the comparable six month period due to operating fewer stores. Selling, general and administrative expenses as a percentage of total sales decreased from 26.6% to 25.6%.

OPERATING INCOME (LOSS). Operating income for the six months ended August 30, 1997, was $2.3 million or 5.3% of net sales as compared to an operating loss of $1.0 million or 2.3% of net sales in the six months ended August 31, 1996.

INTEREST, NET. Net interest expense for the first six months of fiscal 1998 decreased to $401,669 from $505,700 in the first six months of fiscal 1997. In fiscal 1997 the Company was not required to accrue interest on prepetition debt after the July 2, 1996 bankruptcy filing. If the Company had been required to pay interest on its prepetition debt, contractual interest for the six months ended August 31, 1996 would have totaled $695,700. The decrease in net interest expense is due to the Company's improved cash flow in the first six months of fiscal 1998 which resulted in no advances on the line of credit and increased income from investments.

REORGANIZATION EXPENSE. The Company recorded approximately $9.1 million of reorganization expenses during the first six months of fiscal 1997. These reorganization expenses included lease rejection claims, loss on disposal of fixed assets, professional fees, establishment of an inventory impairment reserve and other bankruptcy related expenses.

INCOME TAXES. Income tax expense for the six months ended August 30, 1997, was $707,912 compared to an income tax benefit of $850,998 for the six months ended August 31, 1996.

EXTRAORDINARY GAIN. In April 1997, the Company purchased $800,000 principal face amount of its 12% Senior Notes at a 20% discount from par. In August 1997, the Company purchased an additional $108,000 principal face amount of its New Notes at a 10% discount from par. These purchases resulted in the recognition of an extraordinary gain on the early extinguishment of debt, net of tax, of $112,841.

NET INCOME (LOSS). As a result of the foregoing factors, net income for the six months ended August 30, 1997, was $1.3 million or 3.0% of net sales compared to a loss of $9.8 million dollars or 22.0% of net sales for the six months ended August 31, 1996.

PERFORMANCE OF CONTINUING STORES.
The closing of stores in connection with the Company's Chapter 11 bankruptcy filing in fiscal 1997 has enabled management to concentrate its efforts on the continuing stores that the Company believes provide the greatest potential for ongoing profitability. The following tables set forth the unaudited results of operations for these 165 continuing stores for the periods indicated.



                                                                 CONTINUING STORES (DOLLARS IN THOUSANDS)
                                                                 ----------------------------------------

                                                           THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                              AUGUST 30, 1997                   AUGUST 31, 1996
                                                     ------------------------------     ------------------------------
Net sales                                            $    20,113          100.0%        $    17,677          100.0%
Merchandise, buying and occupancy                         13,604           67.6              12,583           71.2
                                                     -------------      -----------     -------------      -----------
  Gross profit                                             6,509           32.4               5,094           28.8
Selling, general & admin. expenses                         5,220           26.0               4,792           27.1
Depreciation and amortization                                585            2.9                 581            3.3
                                                     -------------      -----------     -------------      -----------
  Operating income                                   $       704            3.5%        $      (279)          (1.6)%
                                                     -------------      -----------     -------------      -----------
                                                     -------------      -----------     -------------      -----------




                                                            SIX MONTHS ENDED                    SIX MONTHS ENDED
                                                             AUGUST 30, 1997                    AUGUST 31, 1996
                                                     ------------------------------     ------------------------------
Net sales                                            $    40,951          100.0%        $    35,222          100.0%
Merchandise, buying and occupancy                         27,128           66.2              24,193           68.7
                                                     -------------      -----------     -------------      -----------
  Gross profit                                            13,823           33.8              11,029           31.3
Selling, general & admin. expenses                        10,463           25.6               9,642           27.4
Depreciation and amortization                              1,171            2.9               1,153            3.3
                                                     -------------      -----------     -------------      -----------
  Operating income                                   $     2,189            5.3%        $       234            0.6%
                                                     -------------      -----------     -------------      -----------
                                                     -------------      -----------     -------------      -----------


For the six months ended August 30, 1997, operating income in the 165 continuing stores increased $2.0 million from the same period in the prior year. The increase in operating income was primarily due to a 16% sales increase in the 165 continuing stores, and improved gross margins resulting primarily from lower occupancy costs and reductions in selling, general and administrative expenses due to closing approximately 50 unprofitable stores during the Company's Chapter 11 bankruptcy proceedings. Management expects that same store sales will moderate in the third and fourth quarters of fiscal 1998 as comparisons to the strong prior year results become more difficult.

LIQUIDITY AND CAPITAL RESOURCES
The Company's principal needs for liquidity are to fund construction of new stores and remodelings of certain existing stores, and to finance the purchase of merchandise inventories and other working capital requirements. Merchandise purchases vary on a seasonal basis, peaking in the fall. As a result, the Company's cash requirements historically reach their peak in October and November. Conversely, cash balances reach their peak in January, after the holiday season is completed.

Net cash used by operating activities totaled $1.1 million for the first six months of fiscal 1998 as compared to a net generation of $746,999 for the same time period in the prior year. As a result of the Company's July 2, 1996 bankruptcy filing, payments on prepetition liabilities were suspended resulting in a net generation of cash by operating activities for the six months ended August 31, 1996. The net usage of cash in the first six months of fiscal 1998 resulted from the seasonal change in inventory levels offset by an increase in cash generated from increased same store sales and reductions in selling, general and administrative expenses due to closing approximately 50 unprofitable stores. Cash was used to finance $2.0 million of capital expenditures for the opening of 13 stores and other miscellaneous capital expenditures. During the last six months of the fiscal year the Company expects to spend up to an additional $2 million on capital expenditures opening 3 additional new stores, remodeling stores and completing other miscellaneous capital additions. Management expects its cash on hand combined with cash flow from operations to be sufficient to meet its capital expenditure and working capital requirements and its other needs for liquidity during the year.

In December 1996, the Company entered into a borrowing agreement with Norwest Bank Minnesota, National Association (the "Norwest Revolver") expiring April 1, 1999. The Norwest Revolver provides the Company with revolving credit loans and letters of credit up to $10 million, subject to a borrowing base formula.

Loans under the Norwest Revolver bear interest at Norwest's base rate plus 3/4% subject to a rate reduction provision based on the Company's performance (as described in the Norwest Revolver). The interest is payable monthly in arrears. Due to the Company's financial performance the rate is currently at Norwest's base rate plus 1/4% or 8 3/4%. The Norwest Revolver carries commitment fees of 1/4% of the difference between $5 million and the average amount outstanding under the facility (including letters of credit). If the average amount outstanding under the facility (including letters of credit) is between $5 million and $7.5 million, the commitment fee shall be based on the difference between $7.5 million and the average amount outstanding under the facility (including letters of credit) and if the average amount outstanding (including letters of credit) is in excess of $7.5 million, the commitment fee is on the difference between $10 million and the average amount outstanding under the facility (including letters of credit). This facility is secured by substantially all of the Company's assets. The borrowing base at October 1, 1997, was $9.0 million. As of October 1, 1997, the Company had no borrowings and outstanding letters of credit in the amount of $3.1 million under the Norwest Revolver. Accordingly, the availability of revolving credit loans under the Norwest Revolver was $5.9 million at that date.

In December 1996, the Company issued $10,300,200 of public debt in the form of 12% Senior Notes due January, 2005. The 12% Senior Notes were issued, pursuant to an Indenture dated as of December 2, 1996, to (i) the holders of the 9% Senior Notes due January 2001 where each holder received, for each $1,000 principal face amount, (a) 48 shares of common stock in BFC and (b) 12% Senior Notes in original principal amount of $800 and (ii) the Company's prepetition banks who received a total of (a) 138,284 shares of common stock in BFC and (b) $2,313,000 in original principal face amount of the 12% Senior Notes.

The principal amount of the 12% Senior Notes bears interest at the rate of 12% per annum. Interest at the rate of 9% per annum on the outstanding principal amount is to be paid monthly on the last day of each calendar month until all amounts due and owing on the 12% Senior Notes and under the Indenture have been paid in full. Interest at the rate of 3% per annum on the outstanding principal amount shall accrue monthly and shall, upon accrual, be treated as principal for all purposes, including without limitation, the calculation of all interest payments due thereafter, and shall be payable in full on January 1, 2005.

The 12% Senior Notes are general unsecured senior obligations of the Company. The Indenture for the 12% Senior Notes contains certain covenants which, among other things, limit the ability of the Company to incur liens, incur additional indebtedness, and restrict the Company's ability to declare dividends.

In the first two quarters of fiscal 1998, the Company purchased a total of $908,000 principal face amount of its 12% Senior Notes at a discount from par. These purchases will satisfy the Company's total January 1, 1998 redemption and a portion of its January 1, 1999 redemption as well. The remaining scheduled principal payments, including interest added to principal which is due in 2005, due January 1 of each year, is as follows: 1999 - $564,801, 2000 - $803,902, 2001 - $875,752, 2002 - $958,207, 2003 - $1,040,074, 2004 - $1,133,443 and 2005
- $6,031,476.

Direct imports accounted for approximately 50% of the Company's total purchases in fiscal 1997. The Company expects the percentage of direct import purchases to be approximately the same in fiscal 1998. Management believes it has good working relationships with its foreign as well as its domestic vendors. Management also believes that other suppliers are available should there be a disruption in supply from any of its current vendors.

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

                             PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting on July 16, 1997, in Minneapolis, Minnesota. The Company solicited proxies and filed definitive proxy statements with the Commission pursuant to Regulation 14A. The matters voted upon at the meeting and the votes cast were as follows:

         Item No. 1  Election of Class 3 Directors

                                                 Votes
                ----------------------------------------------------------------

                                               For             Withhold
                                               ---             --------

            Herbert D. Froemming           3,685,637           23,307
            James J. Fuld, Jr.             3,697,089           11,855



         Item No. 2 Proposal to adopt a 1997 Stock Incentive Plan to replace the 1987 Incentive Plan.

                                                 Votes
                ----------------------------------------------------------------

                For        Against        Abstain          Broker Non-Vote
                ---        -------        -------          ---------------

             1,559,197     154,302         5,059              1,990,386


         Item No. 3 Proposal to ratify the appointment of Price Waterhouse LLP as the Company's independent auditor for the Company's current fiscal year.

                                                 Votes
                ----------------------------------------------------------------

                For        Against        Abstain          Broker Non-Vote
                ---        -------        -------          ---------------

             3,700,851      5,796          2,297                  0

Item 6.  Exhibits and reports on Form 8-K

         (a)  Exhibits
              Exhibit 11 -- Statement Re:  Computation of Per Share Earnings
              Exhibit 27 -- Financial Data Schedules (submitted for SEC use only)

         (b)  Reports on Form 8-K
              The following report on Form 8-K was filed with the Securities and Exchange Commission.


              Date of Report           Item Reported
              --------------           -------------
              August 8, 1997           The Company reported the purchase of
              Filed August 8, 1997     $800,000 principal face amount of its
                                       12% Senior Notes at a 20% discount from
                                       par and the approval by its shareholders of the 1997 Stock Incentive Plan to replace the 1987 Incentive Plan.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 8, 1997


                                       BRAUN'S FASHIONS CORPORATION



                                     By   /s/ Herbert D. Froemming
                                         ---------------------------------------
                                             Herbert D. Froemming
                                             Vice Chairman & Chief
                                             Administrative & Financial Officer

                                             Signing on behalf of the
                                             registrant and as principal
                                             financial officer.