Form 10-Q
period 1997-11-29
BRAUNS FASHIONS CORP
filed 1998-01-09
CIK 883943

------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

------------------------------------------------------------------------------

                                      FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 - For the quarterly period ended November 29, 1997.

/ / Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 - For the transition period from _______________ to
     _______________.

Commission File No. 0-19972


                            BRAUN'S FASHIONS CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                   06 - 1195422
(STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NUMBER)

                                2400 XENIUM LANE NORTH
                              PLYMOUTH, MINNESOTA  55441
                       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                          TELEPHONE NUMBER:  (612) 551-5000

                       ----------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES  X   NO
                       ----     ----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES  X      NO
    ----       ----

As of January 2, 1998 -- 4,516,133 shares of Common Stock were outstanding.

This report contains 16 pages.

                             BRAUN'S FASHIONS CORPORATION

                                        INDEX


               PART I. FINANCIAL INFORMATION                          PAGE NO.

Item 1.   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:

            Consolidated Condensed Balance Sheet --
            As of November 29, 1997 and March 1, 1997. . . . . . . . . . .3

            Consolidated Condensed Statement of Operations --
            For the Quarter Ended November 29, 1997
            and November 30, 1996. . . . . . . . . . . . . . . . . . . . .4

            Consolidated Condensed Statement of Operations
            For the Three Quarters Ended November 29, 1997
            and November 30, 1996. . . . . . . . . . . . . . . . . . . . .5

            Consolidated Condensed Statement of Cash Flows --
            For the Three Quarters Ended November 29, 1997
            and November 30, 1996. . . . . . . . . . . . . . . . . . . . .6

            Notes to Consolidated Condensed Financial Statements . . . . .7

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . .7



              PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8 - K . . . . . . . . . . . . . . 13
          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . 14

PART I.  FINANCIAL INFORMATION

                            BRAUN'S FASHIONS CORPORATION
                        CONSOLIDATED CONDENSED BALANCE SHEET
                                                   (Unaudited)     (Audited)
ASSETS                                             NOVEMBER 29,     MARCH 1,
                                                      1997            1997
                                                  ------------   ------------
Current assets --
     - Cash and cash equivalents                  $  9,396,239   $ 10,913,716
     - Accounts receivable, net of
       allowance for doubtful accounts               1,914,715        532,331
     - Merchandise inventory                        14,045,820      9,253,896
     - Income tax receivable                                --        870,498
     - Prepaid expenses                                367,338        169,668
     - Current deferred tax asset                      513,954        799,952
                                                  ------------   ------------


     TOTAL CURRENT ASSETS:                          26,238,066     22,540,061

Equipment and improvements, net                     11,300,004     10,785,297


Other assets --
     - Long-term deferred tax asset                  1,198,151      1,198,151
     - Other                                            63,337        113,630
                                                  ------------   ------------

     TOTAL OTHER ASSETS:                             1,261,488      1,311,781
                                                  ------------   ------------

     TOTAL ASSETS:                                $ 38,799,558   $ 34,637,139
                                                  ------------   ------------
                                                  ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities --
     - Accounts payable                           $  2,246,857   $  2,433,652
     - Accrued liabilities                           5,388,014      4,451,843
     - Current maturities of long term debt and
       capital lease obligation                        244,247        908,957
                                                  ------------   ------------
     TOTAL CURRENT LIABILITIES:                      7,879,118      7,794,452

Long-term liabilities --
     - Long-term debt                               10,169,544     10,373,662
     - Accrued rent obligation                       1,051,298        896,253
                                                  ------------   ------------

     TOTAL LONG-TERM LIABILITIES:                   11,220,842     11,269,915

Stockholders' equity --
     - Preferred stock-$0.01 par value,
       1,000,000 shares authorized;
       none outstanding
     - Common stock-$0.01 par value,
       9,000,000 shares authorized;
       4,516,133 and 4,432,588 shares issued
       and outstanding at November 29, 1997
       and March 1, 1997, respectively                  45,161         44,326
     - Additional paid-in capital                   28,041,765     27,604,043
     - Accumulated deficit                          (8,387,328)   (12,075,597)
                                                  ------------   ------------
     TOTAL STOCKHOLDERS' EQUITY:                    19,699,598     15,572,772
                                                  ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:  $ 38,799,558   $ 34,637,139
                                                  ------------   ------------
                                                  ------------   ------------

-------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

                             BRAUN'S FASHIONS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                     (Unaudited)

                                                        QUARTER ENDED
                                           -------------------------------------
                                           NOVEMBER 29, 1997   NOVEMBER 30, 1996
                                           -----------------   -----------------
Net sales                                       $ 29,466,181     $ 27,154,193

Merchandise, buying and occupancy                 18,437,708       17,040,833
                                                ------------     ------------
Gross profit                                      11,028,473       10,113,360

Selling, general and administrative expenses       6,245,762        5,575,978
Depreciation and amortization                        662,358          580,279
                                                ------------     ------------
Operating income                                   4,120,353        3,957,103

Other expense
   - Interest, net (contractual interest for
     quarter ended November 30, 1996 -- $316,888)    216,461           26,888
                                                ------------     ------------
Income before reorganization expense, income
   taxes and extraordinary gain                    3,903,892        3,930,215

Reorganization expense reversal                          ---         (899,379)

Income tax provision                               1,483,479              ---
                                                ------------     ------------
Net income                                         2,420,413    $   4,829,594
                                                ------------     ------------
                                                ------------     ------------



Earnings per share:

Net income                                      $       0.50     $       1.12
                                                ------------     ------------
                                                ------------     ------------
Weighted average number of shares of common
   stock and common stock equivalents
   outstanding                                     4,856,687       4,310,099
                                                ------------     ------------
                                                ------------     ------------






-------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

                          BRAUN'S FASHIONS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                    THREE QUARTERS ENDED
                                           -------------------------------------
                                           NOVEMBER 29, 1997   NOVEMBER 30, 1996
                                           -----------------   -----------------
Net sales                                       $ 72,246,914      $ 71,435,506


Merchandise, buying and occupancy                 46,798,996        49,130,199
                                                ------------      ------------
Gross profit                                      25,447,918        22,305,307

Selling, general and administrative expenses      17,183,503        17,369,526
Depreciation and amortization                      1,879,466         2,008,905
                                                ------------      ------------
Operating income                                   6,384,949         2,926,876

Other expense
     - Interest, net (contractual interest
       for three quarters ended
       November 30, 1996 -- $1,012,588)              618,130           532,588
                                                ------------      ------------
Income before reorganization expense, income
     taxes and extraordinary gain                  5,766,819         2,394,288

Reorganization expense                                   ---         8,170,766

Income tax provision (benefit)                     2,191,391          (850,998)
                                                ------------      ------------
Net income (loss) before extraordinary gain        3,575,428        (4,925,480)

Extraordinary gain, net of tax                       112,841               ---
                                                ------------      -------------
Net income (loss)                               $  3,688,269      $ (4,925,480)
                                                ------------      ------------
                                                ------------      ------------
Earnings per share:

Net income (loss) before extraordinary gain    $       0.74      $      (1.26)

Extraordinary gain                                     0.02               ---
                                               ------------      ------------
Net income (loss)                              $       0.76      $      (1.26)
                                               ------------      ------------
                                               ------------      ------------
Weighted average number of shares of common
   stock and common stock equivalents
   outstanding                                    4,817,107         3,896,587
                                               ------------      ------------
                                               ------------      ------------


-------------------------------------------------------------------------------
See accompanying notes to consolidated condensed financial statements.

                             BRAUN'S FASHIONS CORPORATION
                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                    (Unaudited)

                                                     THREE QUARTERS ENDED
                                                --------------------------------
                                                 NOV. 29, 1997    NOV. 30, 1996
                                                ---------------   --------------
Cash flows from operating activities
     - Net income (loss)                          $  3,688,269     $ (4,925,480)

Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
     - Depreciation and amortization                 1,879,466        2,008,905
     - Increase (decrease) in accrued rent
       obligation                                      155,045         (300,373)
     - Extraordinary gain from early
       extinguishment of debt                         (182,001)             ---
     - (Gain) loss on disposals of property
       and equipment                                    (5,810)       2,392,895
     - (Increase) decrease in deferred tax asset       285,998              ---
     - Amortization of deferred financing costs            ---           30,400

Changes in operating assets and liabilities:
     - (Increase) decrease in merchandise
       inventory, prepaid expenses, receivables
       and other assets                             (5,451,187)       1,424,787
     - Increase (decrease) in accounts payable
       and accrued liabilities                         749,376        2,656,358
                                                  ------------     ------------
          Net cash provided by operating
          activities                                 1,119,156        3,287,492

Cash flows from investing activities --
     - Purchase of equipment and improvements       (2,423,312)        (720,577)
     - Proceeds from sale of fixtures and
       equipment                                        34,949           53,270
                                                  ------------     ------------

          Net cash used in investing activities     (2,388,363)        (667,307)

Cash flows from financing activities --
     - Redemption of 12% Senior Notes                 (748,000)             ---
     - Principal payments on capital lease
       obligation                                     (170,047)        (161,654)
     - Net borrowings from revolving line of
       credit                                              ---        2,816,200
     - Interest added to principal                     231,220              ---
     - Exercise of stock options                       438,557            5,000
                                                  ------------     ------------
          Net cash generated (used) by financing
          activities                                  (248,270)       2,659,546
                                                  ------------     ------------
Net increase (decrease) in cash and cash
equivalents                                         (1,517,477)       5,279,731

Cash and cash equivalents at beginning of year      10,913,716        1,543,131
                                                  ------------     ------------
Cash and cash equivalents at end of period        $  9,396,239     $  6,822,862
                                                  ------------     ------------
                                                  ------------     ------------
Supplemental cash flow information:
     - Debt for equity exchange                   $        ---     $  2,900,000
     - Write-off of deferred financing costs      $        ---     $    418,818


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

2.   NOTE REDEMPTION

     In fiscal 1998, Braun's Fashions Corporation (the "Company") purchased a total of $908,000 principal face amount of its 12% Senior Notes due 2005 at a discount from par. These purchases resulted in a gain of $112,841, net of tax, for the nine months ended November 29, 1997. These purchases will satisfy the Company's total January 1, 1998 redemption requirement and a portion of its January 1, 1999 requirement as well. The remaining scheduled principal payments, including the 3% interest component added to principal which is due in 2005, due January 1 of each year, is as follows:
     1999 - $564,801, 2000 - $803,902, 2001 - $875,752, 2002 - $958,207, 2003 -
     $1,040,074, 2004 - $1,133,443 and 2005 - $6,031,476.

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

     After the effective date, all prior period earnings per share data presented must be restated to conform with the provisions of SFAS No. 128. The adoption of SFAS No. 128 will not have a material impact on earnings per share amounts for the first, second or third quarters of fiscal 1998.


                                       ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
Braun's Fashions Corporation (the "Company") is a Minneapolis-based regional retailer of women's specialty apparel, which operates through its wholly-owned subsidiary, Braun's Fashions, Inc. ("BFI").

As of January 2, 1998, the Company operated a chain of 180 stores in 20 states in the Midwest and Pacific Northwest. The Company's stores offer coordinated assortments of moderately priced sportswear, sweaters, dresses and accessories.

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

As a result of the reorganization, the Company rejected 50 unprofitable store leases; re-negotiated more favorable lease terms for an additional 46 stores; negotiated a $10 million working capital line of credit with a new lender; downsized its distribution center by 35,000 square feet; strengthened the organization by hiring highly qualified individuals in the key areas of store operations and merchandise planning and distribution, and eliminated corporate and field staff associated with the discontinuance of the junior division (Gigi stores) and the reduced number of stores.


RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain items from the Company's operating statement data expressed as a percentage of net sales.



                                       QUARTER ENDED       THREE QUARTERS ENDED
                                     ----------------     --------------------
                                     NOV. 29, NOV. 30,     NOV. 29,    NOV. 30,
                                      1997     1996          1997       1996
                                     ------   -------     --------     -------
Net sales                            100.0%    100.0%       100.0%      100.0%

Merchandise, buying and occupancy     62.6      62.8         64.8        68.8
                                      -----    ------       ------       ------
Gross profit                          37.4      37.2         35.2        31.2
Selling, general and administrative   21.2      20.5         23.8        24.3
Depreciation and amortization          2.2       2.1          2.6         2.8
                                      -----    ------       ------       ------
Operating income                      14.0      14.6          8.8         4.1
Interest, net                          0.8       0.1          0.8         0.8
                                      -----    ------       ------       ------
Income before reorganization
     expense, income taxes and
     extraordinary gain               13.2      14.5          8.0         3.3
Reorganization expense (reversal)       --      (3.3)          --        11.4
Income tax provision (benefit)         5.0      --            3.1        (1.2)
                                      -----    ------       ------       ------
Income (loss) before extraordinary
     gain                              8.2      17.8          4.9        (6.9)
Extraordinary gain                      --        --          0.2          --
                                      -----    ------       ------       ------
Net income (loss)                      8.2%     17.8%         5.1%       (6.9)%
                                      -----    ------       ------       ------
                                      -----    ------       ------       ------

QUARTER ENDED NOVEMBER 29, 1997 COMPARED TO QUARTER ENDED NOVEMBER 30, 1996.
NET SALES. Net sales for the quarter ended November 29, 1997, were $29.5 million, an increase of 9% from $27.2 million in the quarter ended November 30, 1996. Same store sales increased by 6% on 164 stores operating in the comparable periods. The Company began last year's third quarter with 186 stores and then closed 15 stores in the quarter during its Chapter 11 bankruptcy reorganization (completed in December 1996) to end the period with 171 stores. In this year's third quarter, the Company opened 3 new stores and closed one store to finish the period with 180 stores.

GROSS PROFIT. Gross profit, which is net sales less cost of merchandise and buying and occupancy expenses, was $11.0 million or 37.4% of net sales during the third quarter of fiscal 1998 compared to $10.1 million or 37.2% of net sales during the same period in fiscal 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $6.2 million or 21.2% of sales compared to $5.6 million or 20.5% of sales last year. The percentage increase in selling, general, and administrative expense was primarily due to increases in store and office payroll and payroll related costs.

OPERATING INCOME. Operating income for the quarter ended November 29, 1997, was $4.1 million or 14.0% of net sales as compared to operating income of $4.0 million or 14.6% of sales in the quarter ended November 30, 1996.

INTEREST, NET. Net interest expense for the third quarter of fiscal 1998 increased to $216,461 from $26,888 in the third quarter of fiscal 1997. In fiscal 1997 the Company was not required to accrue interest on prepetition debt after the July 2, 1996 bankruptcy filing. If the Company had been required to pay interest on its prepetition debt, contractual interest expense for the quarter ended November 30, 1996 would have totaled $316,888.

REORGANIZATION EXPENSE. In the third quarter last year the Company recorded a gain of $899,379 related to a reversal of Chapter 11 bankruptcy reorganization expenses previously recorded in the second quarter. This expense reversal was the net result of the acceptance by landlords representing 49 rejected store leases of a cash settlement equal to 25% of their allowed claims partially offset by professional fees and other bankruptcy related costs.

INCOME TAXES. Income tax expense for the quarter ended November 29, 1997, was $1.5 million. In the third quarter of last year the Company did not record any income tax expense, as the Company had incurred a pre-tax loss on a year-to-date basis.

NET INCOME. As a result of the foregoing factors, net income for the quarter ended November 29, 1997, was $2.4 million or 8.2% of net sales compared to net income of $4.8 million or 17.8% of net sales for the quarter ended November 30, 1996. As discussed above the $4.8 million of net income for the quarter ended November 30, 1996 included a reorganization expense reversal of $899,379 and no income tax expense.

NINE MONTHS ENDED NOVEMBER 29, 1997 COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 1996.
NET SALES. Net sales for the nine months ended November 29, 1997, were $72.2 million, an increase of 1% from $71.4 million for the nine months ended November 30, 1996. The increase in sales was due to a 12% increase in sales in the 164 continuing stores. The Company began last year with 221 stores and closed 50 stores in the second and third quarters during its Chapter 11 bankruptcy reorganization (completed in December 1996) to end the period with 171 stores. In fiscal 1998, the Company opened 16 new stores and closed 6 stores.

GROSS PROFIT. Gross profit, which is net sales less cost of merchandise and buying and occupancy expenses, was $25.4 million or 35.2% of net sales during the first nine months of fiscal 1998 compared to $22.3 million or 31.2% of net sales during the same period in fiscal 1997. The percentage increase in gross profit was primarily due to closing unprofitable stores whose gross margins were unusually low, particularly during the fiscal 1997 liquidation sales, and lower occupancy costs as a percent of net sales in the continuing stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $17.2 million from $17.4 million in the comparable nine month period due to operating fewer stores. Selling, general and administrative expenses as a percentage of total sales decreased from 24.3% to 23.8%.

OPERATING INCOME. Operating income for the nine months ended November 29, 1997, was $6.4 million or 8.8% of net sales as compared to operating income of $2.9 million or 4.1% of net sales in the nine months ended November 30, 1996.

INTEREST, NET. Net interest expense for the first nine months of fiscal 1998 increased to $618,130 from $532,588 in the first nine months of fiscal 1997. In fiscal 1997 the Company was not required to accrue interest on prepetition debt after the July 2, 1996 bankruptcy filing. If the Company had been required to pay interest on its prepetition debt, contractual interest for the nine months ended November 30, 1996 would have totaled $1,012,588. The decrease in net interest expense is due to the Company's improved cash flow in the first nine months of fiscal 1998 which resulted in no advances on the line of credit and increased income from short-term investments.

REORGANIZATION EXPENSE. The Company recorded approximately $8.2 million of reorganization expenses during the first nine months of fiscal 1997. These reorganization expenses included lease rejection claims, loss on disposal of fixed assets, professional fees, establishment of an inventory impairment reserve and other bankruptcy related expenses.

INCOME TAXES. Income tax expense for the nine months ended November 29, 1997, was $2.2 million compared to an income tax benefit of $850,998 for the nine months ended November 30, 1996.

EXTRAORDINARY GAIN. In April 1997, the Company purchased $800,000 principal face amount of its 12% Senior Notes at a 20% discount from par. In August 1997, the Company purchased an additional $108,000 principal face amount of its Senior Notes at a 10% discount from par. These purchases resulted in the recognition of an extraordinary gain on the early extinguishment of debt, net of tax, of $112,841.

NET INCOME (LOSS). As a result of the foregoing factors, net income for the nine months ended November 29, 1997, was $3.7 million or 5.1% of net sales compared to a net loss of $4.9 million dollars or 6.9% of net sales for the nine months ended November 30, 1996.

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

Net cash provided by operating activities totaled $1.1 million for the first nine months of fiscal 1998 as compared to $3.3 million for the same time period in the prior year. As a result of the Company's July 2, 1996 bankruptcy filing, payments on prepetition liabilities were suspended during the pendency of the bankruptcy case resulting in a higher net generation of cash by operating activities for the nine months ended November 30, 1996. During the first 9 months of this year. Cash was used to finance $2.4 million of capital expenditures for the opening of 16 stores and other miscellaneous capital expenditures. During the remainder of the fiscal year the Company expects to spend approximately $500,000 on capital expenditures. In fiscal 1999 the Company plans to open 20 to 25 new stores and close 4 to 5 existing stores as their leases expire. Each typical new store will require approximately $150,000, net of landlord construction allowances, in capital expenditures. Management expects its cash on hand combined with cash flow from operations to be sufficient to meet its capital expenditure and working capital requirements and its other needs for liquidity.

In December 1996, the Company entered into a borrowing agreement with Norwest Bank Minnesota, National Association (the "Norwest Revolver") expiring April 1, 1999. The Norwest Revolver provides the Company with revolving credit loans and letters of credit up to $10 million, subject to a borrowing base formula.

Loans under the Norwest Revolver bear interest at Norwest's base rate plus 3/4% subject to a rate reduction provision based on the Company's performance (as described in the Norwest Revolver). The interest is payable monthly in arrears. Due to the Company's financial performance the rate is currently at Norwest's base rate plus 1/4% or 8 3/4%. The Norwest Revolver carries commitment fees of 1/4% of the difference between $5 million and the average amount outstanding under the facility (including letters of credit). If the average amount outstanding under the facility (including letters of credit) is between $5 million and $7.5 million, the commitment fee shall be based on the difference between $7.5 million and the average amount outstanding under the facility (including letters of credit) and if the average amount outstanding (including letters of credit) is in excess of $7.5 million, the commitment fee is on the difference between $10 million and the average amount outstanding under the facility (including letters of credit). This facility is secured by substantially all of the Company's assets. The borrowing base at November 29, 1997, was $10.0 million. As of November 29, 1997, the Company had no borrowings and outstanding letters of credit in the amount of $1.6 million under the Norwest Revolver. Accordingly, the availability of revolving credit loans under the Norwest Revolver was $8.4 million at that date.

In December 1996, the Company issued $10,300,200 of public debt in the form of 12% Senior Notes due January, 2005. The 12% Senior Notes were issued, pursuant to an Indenture dated as of December 2, 1996, to (i) the holders of the 9% Senior Notes due January 2001 where each holder received, for each $1,000 principal face amount, (a) 48 shares of common stock of the Company and (b) 12% Senior Notes in original principal amount of $800 and (ii) the Company's prepetition banks who received a total of (a) 138,284 shares of common stock of the Company and (b) $2,313,000 in original principal face amount of the 12% Senior Notes.

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

In fiscal 1998, the Company purchased a total of $908,000 principal face amount of its 12% Senior Notes at a discount from par. These purchases will satisfy the Company's total January 1, 1998 redemption and a portion of its January 1, 1999 redemption as well. The remaining scheduled principal payments, including interest added to principal which is due in 2005, due January 1 of each year, is as follows: 1999 - $564,801, 2000 - $803,902, 2001 - $875,752, 2002 - $958,207,
2003 - $1,040,074, 2004 - $1,133,443 and 2005 - $6,031,476.

Direct imports accounted for approximately 50% of the Company's total purchases in fiscal 1997. The Company expects the percentage of direct import purchases to increase slightly in fiscal 1998. Management believes it has good working relationships with its foreign as well as its domestic vendors. A disruption in supply from its vendors could have a negative impact on the Company's business. Management further believes that other suppliers are available should there be a disruption in supply from any of its current vendors.

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

     Dated:January 2, 1998


                                        BRAUN'S FASHIONS CORPORATION



                                        By   /s/ HERBERT D. FROEMMING
                                          -----------------------------
                                                 Herbert D. Froemming
                                                 Vice Chairman & Chief
                                                 Administrative & Financial
                                                 Officer

                                                 Signing on behalf of the
                                                 registrant and as principal
                                                 financial officer.