Form 10-K405
period 1998-02-28
BRAUNS FASHIONS CORP
filed 1998-05-29
CIK 883943

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549
   (Mark One)              ----------------------------
                                     FORM 10-K

     /X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998

                                         OR

     /X/      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________.
                            COMMISSION FILE NO. 0-19972

                            BRAUN'S FASHIONS CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                 06 - 1195422
     (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NUMBER)

     2400 XENIUM LANE NORTH, PLYMOUTH, MINNESOTA            55441
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

        Registrant's telephone number, including area code:  (612) 551-5000
                       -------------------------------------
         Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.01 per
                                                             share
                                                             12% Senior Notes
                                                             due 2005

                        -------------------------------------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   /X/

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
YES   X      NO
   -------     -------

     As of May 15, 1998, 4,523,393 shares of common stock were outstanding and the aggregate value of the common stock held by non-affiliates of the Registrant on that date was approximately $51,574,665 based upon the last reported sale price of the common stock at that date by The NASDAQ Stock Market.

                         DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held July 22, 1998 (the "Proxy Statement") are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           BRAUN'S FASHIONS CORPORATION

                           1998 FORM 10-K ANNUAL REPORT

                                 TABLE OF CONTENTS


                                                                          Page
                                                                          ----
                                       PART I
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 5
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . 5
Item 4a.  Executive Officers of the Registrant . . . . . . . . . . . . . . . 6

                                      PART II
Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
Item 6.   Selected Consolidated Financial Data . . . . . . . . . . . . . . . 8
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . . . 9
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk . . . .14
Item 8.   Consolidated Financial Statements. . . . . . . . . . . . . . . . .15
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . .33

                                      PART III
Item 10.  Directors and Executive Officers of the Registrant . . . . . . . .33
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . .33
Item 12.  Security Ownership of Certain Beneficial Owners and Management . .33
Item 13.  Certain Relationships and Related Transactions . . . . . . . . . .34

                                      PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. .34
          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .36


                                       PART I
                                       ITEM 1.
                                      BUSINESS

GENERAL
     Braun's Fashions Corporation ("BFC"), is a Minneapolis-based regional retailer of women's specialty apparel which operates through its wholly owned subsidiary, Braun's Fashions, Inc. ("BFI") (collectively referred to as "Braun's" or the "Company"). As of May 15, 1998, the Company operated a chain of 185 stores in 20 states, primarily in the Midwest. Most stores are mall based, average 3,400 square feet and are located in mid-sized markets.

BUSINESS STRATEGY
     The Company's business strategy is to provide its target customer with high quality, value-priced, coordinated ensembles that are interchangeable between work and leisure activities; to differentiate itself from its competitors through its focused merchandising approach, including an emphasis on private label merchandise manufactured exclusively for the Company under its proprietary brand name, CHRISTOPHER & BANKS; to utilize management information systems to effectively manage its merchandise inventories; and to expand its store network and maintain updated, attractive store facilities.

     The key elements of the Company's strategy are as follows:

     -    Focus on a target customer and meet her needs
     -    Deliver a well defined merchandising approach
     - Use information systems to drive decision making and maintain tight inventory control
     -    Expand store base in existing and new markets

     FOCUS ON A TARGET CUSTOMER AND MEET HER NEEDS. Braun's target customer is a 35-to-55 year old working woman with an annual family income of $35,000 to $75,000, who lives in mid-sized cities of the upper Midwest. Management believes this target customer leads a busy life so she shops in regional malls and purchases mainstream popular fashion which is suitable for both work and leisure activities.

     The Company conducts ongoing research, customer surveys and utilizes point-of-sale inventory tracking to analyze the needs of its customers in its market niche. Braun's also uses a product testing program to identify consumer demand for clothing styles, patterns and colors. The Company's objective is to be recognized by its target customer as offering quality fashion at value prices. Braun's differentiates itself from other fashion retailers through offering clothing that is characterized by a novelty flair with distinctive patterns, textures and colors.

     DELIVER A WELL DEFINED MERCHANDISING APPROACH. In fiscal 1998, Braun's lines of merchandise included four principal categories: sportswear, sweaters, dresses and accessories. During fiscal 1998, the Company increased its merchandise emphasis on sweaters and discontinued the sale of coats in its stores. The following table sets forth the approximate percentage of net sales attributable to each merchandise group for the past three fiscal years:

                                       PERCENTAGE OF NET SALES
                              ------------------------------------
                               1998           1997           1996
                              ------         ------         ------
MERCHANDISE GROUP
-----------------
Sportswear                     57.7%          59.5%          60.2%
Sweaters                       26.5           21.5           17.5
Dresses                        10.1           10.9           14.7
Accessories                     5.7            5.3            5.3
Coats and jackets               0.0            2.8            2.3
                              ------         ------         ------
     Total                    100.0%         100.0%         100.0%
                              ------         ------         ------
                              ------         ------         ------

     The Company has developed a variety of strategies and programs to distinguish itself from its competitors and build customer loyalty. Major elements of its merchandising strategy include:

     STRONG VISUAL MERCHANDISE PRESENTATION. The Company's stores rely heavily on attracting mall traffic through stimulating visual presentation. Braun's uses carefully designed front-of-store displays to draw customers into the store. The visual program emphasizes attractive windows and store-entrance areas, as well as graphics and other collateral materials that "romance" the clothing. To keep its fashions fresh, Braun's introduces a new "color story" every 10 to 12 weeks. After a period of time, new fashion is displayed in the front of the stores, with older or less-actively selling merchandise moved to the back for promotion and liquidation in the current season.

     DIRECT IMPORT PROGRAM. During fiscal 1998, the Company directly imported approximately 50% of its total merchandise purchases. The Company anticipates that direct imports, as a percent of total purchases, will be approximately 50% again in fiscal 1999. Management believes that direct imports allow the Company to obtain high quality merchandise at a lower cost. This in turn provides the Company with the ability to sell garments, comparable in quality to those sold in department stores, at a lower price.

     PRIVATE LABEL CLOTHING. The use of private label clothing produced exclusively for Braun's creates a unique store identity and establishes a competitive "point of difference", while resulting in higher-than-average gross profit margins. For its private label clothing, the Company primarily uses its proprietary brand name, CHRISTOPHER & BANKS. The Company estimates that sales of Braun's private label clothing comprised approximately 80% of its sales in fiscal 1998 compared to 67% in fiscal 1997. The Company anticipates that private label clothing will account for approximately 80% percent of its sales again in fiscal 1999. The Company's merchandising staff works closely with its vendors in selecting and developing designs for the Company's private label merchandise.

     KEY VENDOR RELATIONSHIPS. The Company's ongoing relationships with key vendors has enabled it to: (i) expand its private label offerings in order to project a merchandising point of difference; (ii) execute a timely product testing and reorder program designed to gauge consumer demand and maximize sales; and (iii) offer the customer "opportunistic" purchases through planned promotional programs.

     QUALITY ASSURANCE. The Company uses a variety of quality control measures prior to and at warehouse receipt including color, fabric and construction analysis and sizing verification, to ensure that all merchandise meets the Company's quality standards.

     LOYALTY BUILDING PROGRAMS. Braun's has frequent shopper and preferred customer programs which the Company believes encourage repeat sales and customer loyalty. Features include: a frequent shopper program where customers, after reaching certain cumulative purchase levels, are awarded a coupon redeemable toward future purchases; and a preferred customer program which offers additional customer benefits including invitations to private sales, informational phone calls and notices on upcoming sales. The customer automatically becomes a preferred customer after receiving the first frequent shopper award coupon. As of February 28, 1998, there were approximately 225,000 active frequent customers and 50,000 active preferred customers.

     In August 1995, the Company introduced a Braun's credit card for the purpose of increasing sales, strengthening customer loyalty and facilitating more frequent communication with core customers. In fiscal 1998, sales on the Braun's card accounted for approximately 11% of the Company's total sales. The Braun's card is offered through a third party finance company with no recourse or credit risk to Braun's.

     USE INFORMATION SYSTEMS TO DRIVE DECISION MAKING AND MAINTAIN TIGHT INVENTORY CONTROL. The Company has an integrated on-line management information system. This information system, which includes point-of-sale registers in all stores, provides support for merchandising, inventory management, marketing, and financial and management reporting. The on-line access to information allows management to monitor sales trends by style, vendor and merchandising classification. The Company's POS registers expedite consumer checkout and provide for an efficient flow of information to and from the stores.

     The Company utilizes a computerized planning and allocation system to consistently deliver appropriate merchandise assortments to its stores. The Company utilizes a cost effective program to deliver merchandise on a daily basis from the Company's distribution center to all stores. As a result of these programs, inventories can be maintained at an efficient level throughout the year which ensures a consistent flow of fresh merchandise to the stores. Inventory turnover increased from 3.2 turns in fiscal 1997 to 3.7 turns in fiscal 1998.

     In fiscal 1999, the Company plans to upgrade its merchandise software packages. Management expects that the upgraded merchandise systems will allow for improved merchandise planning, sales tracking and trend analysis. Further, the Company also expects these systems will allow for improved distribution center processing and more flexible allocation of merchandise to the Company's stores.

     EXPAND STORE BASE IN EXISTING AND NEW MARKETS. The Company plans to pursue a strategy of controlled expansion with 10-15% annual growth in net store count. Twenty-three new stores are planned for fiscal 1999. New stores will be opened in regional malls in states where the Company already has a market presence or in adjoining states. In fiscal 1999, the Company intends to seek new store locations in the Northeast, particularly in Pennsylvania and upstate New York.

     The Company continually evaluates store design and layout. The Company developed a new prototype in fiscal 1997 and believes that this prototype highlights visual merchandise presentation and improves the customer's shopping experience through enhanced decor, fixturing and store layout. The Company typically effects a major or a minor remodeling of a store following renewal of the store's lease. However, during the interim, improvements such as carpet replacement, painting and similar improvements are made as needed. The Company completed a total of five major store remodelings in fiscal 1998, five in fiscal 1997, and seven in fiscal 1996. The Company plans to complete nine major store remodelings in fiscal 1999.

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

PURCHASING/SOURCES OF SUPPLY
     Direct imports accounted for approximately 50% of total purchases in fiscal 1998. The Company purchased nearly all of its merchandise from approximately 200 vendors in fiscal 1998. In fiscal 1998, the Company's ten largest vendors represented approximately 50% of the Company's purchases. Further, purchases from the Company's largest overseas supplier accounted for 18% of total purchases in fiscal 1998 compared to 17% in fiscal 1997. The Company's main suppliers are established, quality apparel manufacturers who have worked with the Company over many years and are familiar with the Company's marketing and merchandising approach. The Company believes it has good working relationships with its vendors. A disruption in supply from vendors could have a negative impact on the Company's business. The Company intends to continue to directly import approximately 50% of its merchandise purchases during fiscal 1999. Direct imports enable the Company to purchase quality merchandise at significantly reduced costs and enable the Company to offer its customers a distinct styling and value point of difference.

     The Company's purchasing staff negotiates price, terms and allowances in an effort to give customers good value. The Company's merchandising staff also develops programs suited to the strength of each individual supplier. This involves a range of purchasing arrangements and covers the spectrum from buying vendor merchandise to designing merchandise with the vendor's assistance.

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

SEASONALITY
     The Company's sales show seasonal variation as sales in the third and fourth quarters, which include the fall and holiday season, generally have been higher than sales in the first and second quarters. Sales generated during the fall and holiday season have a significant impact on the Company's annual results of operations.

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

EMPLOYEES
     At May 15, 1998, the Company had approximately 450 full-time and approximately 1,100 part-time employees. The number of part-time employees increases during peak selling periods. None of the Company's employees are represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and considers its relationship with its employees to be satisfactory.

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

                                      ITEM 2.
                                     PROPERTIES
STORE LOCATIONS
     The Company's stores are located predominantly in regional shopping malls in mid-sized cities and suburban areas, which offer high-traffic by potential walk-in customers. The typical Braun's store is in a visible and accessible location in an enclosed regional mall that has numerous specialty stores and two or more general merchandise chains or department stores as anchor tenants.
Fewer than 10% of the Company's stores are located in strip shopping centers. The Company attempts to locate its stores strategically within the mall or shopping center to attract walk-in customers through stimulating visual displays. At May 15, 1998, Braun's stores averaged approximately 3,400 gross square feet.


     At May 15, 1998, the Company operated 185 Brauns stores in the following states:


                                    Number                             Number
          State                  of Stores   State                   of Stores
          -----                  ---------   -----                   ---------
          Minnesota. . . . . .        43     Utah. . . . . . . .          6
          Iowa . . . . . . . .        24     Missouri. . . . . .          5
          Wisconsin. . . . . .        24     Idaho . . . . . . .          4
          Michigan . . . . . .        15     Ohio. . . . . . . .          4
          Illinois . . . . . .         9     Oklahoma. . . . . .          4
          Kansas . . . . . . .         8     Arkansas. . . . . .          3
          Nebraska . . . . . .         7     Colorado. . . . . .          3
          North Dakota . . . .         7     Indiana . . . . . .          3
          Montana. . . . . . .         6     Washington. . . . .          2
          South Dakota . . . .         6     Wyoming . . . . . .          2

STORE LEASES
     All of the Company's stores are leased. Management believes that the current commercial real estate market, combined with the Company's relationship with nationally-recognized developers, established operating history and status as a middle-market retailer, makes the Company an attractive tenant when negotiating terms with shopping center developers or owners.

     Lease terms typically are for 10 years and may contain a renewal option. Leases generally provide for a fixed minimum rental and a percentage rent if sales are above a specified level. This percentage override is typically 5%. The following table, which covers all of the stores operated by the Company at May 15, 1998, indicates the number of leases expiring during the fiscal year indicated and the number of such leases with renewal options.

                                                Number of       Number with
     Fiscal Year                            Leases Expiring   Renewal Options
     -----------                            ---------------   ---------------
     1999. . . . . . . . . . . . . . . .             26              4
     2000. . . . . . . . . . . . . . . .             16              3
     2001. . . . . . . . . . . . . . . .             10              4
     2002. . . . . . . . . . . . . . . .             19              6
     2003. . . . . . . . . . . . . . . .             26              2
     2004 - 2008 . . . . . . . . . . . .             84             10
     2009 - 2013 . . . . . . . . . . . .              4              0

     The Company currently plans to negotiate new leases in most of the locations which do not have renewal options.

HEADQUARTERS FACILITY
     The Company occupies a 210,000 square foot headquarters and merchandise distribution center facility located in Plymouth, Minnesota. Of this facility, the Company uses approximately 100,000 square feet for its own office and distribution facility and subleases the balance to third parties. The Company leases this facility under an agreement which expires on June 14, 2005. Under the agreement, the Company will pay minimum rent of approximately $688,000 per year through June 14, 1999, and $746,000 per year from June 15, 1999, until the end of the lease term. The Company is also required to reimburse the landlord for property taxes and pay for utilities and other operating costs of the facility.

     The Company subleases 80,000 square feet of warehouse space in its distribution center to a third party under an agreement which commenced October 1, 1997. Under the agreement, the Company will receive minimum rent of:
$14,667 per month from October 1, 1997 through August 31, 1998; $21,667 per month from September 1, 1998 through August 31, 1999 and $24,667 per month from September 1, 1999 through August 31, 2000. The subtenant may extend the lease for two option periods. Rent for the first three year option period would be $26,480 per month. Rent for the second option period of one year and nine months would be $29,790 per month. The subtenant is also required to reimburse the Company for property taxes, utilities and other operating costs of the subleased portion of the facility.

     Under a second sublease, effective September 1, 1997 and expiring on May 31, 2005, the Company subleased 33,000 square feet of warehouse and office space to a third party. Under the agreement the Company will receive annual minimum rent of $132,000. The subtenant is also required to reimburse the Company for property taxes, utilities and other operating costs of the subleased portion of the facility.

                                      ITEM 3.
                                 LEGAL PROCEEDINGS

     There are no material legal proceedings pending against the Company.


                                      ITEM 4.
                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                      ITEM 4a.
                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company as of May 15, 1998.

     NAME             AGE             POSITIONS AND OFFICES

William J. Prange      44     President and Chief Executive Officer
Joseph E. Pennington   52     Executive Vice President and Chief Operating Officer
Ralph C. Neal          51     Executive Vice President/Store Operations
Kathryn R. Gangstee    48     Senior Vice President and General Merchandising Manager
Andrew K. Moller       39     Vice President Finance and Chief Financial Officer
Nancy C. Scott         49     Vice President of Real Estate and Construction

     WILLIAM J. PRANGE has served as President and Chief Executive Officer since March 1998. From July 1997 through February 1998, Mr. Prange was President and Chief Merchandising Officer. From April 1995 through June 1997, he was Senior Vice President and General Merchandising Manager. From April 1994 through March 1995, Mr. Prange was Vice President and General Merchandising Manager. From 1989 to 1994, he was President and General Merchandise Manager of id Stores. From 1987 to 1989, he was Vice President and General Merchandise Manager of id stores. From 1985 to 1987, Mr. Prange was Vice President and General Merchandise Manager of Prange Department Stores.

     JOSEPH E. PENNINGTON has served as Executive Vice President and Chief Operating Officer since March 1998. Mr. Pennington was Senior Vice President of Merchandise Planning and Distribution from July 1997 through February 1998.
From February 1997 through June 1997, Mr. Pennington was Vice President of Merchandise Planning and Distribution and Management Information Systems. From April 1996 through January 1997, Mr. Pennington was self-employed, providing consulting services to retail companies including Braun's. Mr. Pennington was President and Chief Executive Officer of American Specialty Stores (dba the id) from June 1994 through March 1996. From October 1993 through May 1994, Mr. Pennington was Senior Vice President of Merchandise and Operations for the id, and from January 1990 through October 1993, Mr. Pennington was Vice President of Operations. From 1976 through 1989, Mr. Pennington held various positions with Foxmoor Stores, including Vice President of Planning from 1984 through 1989.

     RALPH C. NEAL has served as Executive Vice President/Store Operations since March 1998. Mr. Neal was Senior Vice President of Store Operations from July 1997 through February 1998. From September 1996 through June 1997, Mr. Neal was Vice President of Store Operations. From 1989 to 1996, Mr. Neal was Vice President of Store Operations for the id stores. From 1986 to 1989, Mr. Neal was a Senior Vice President of Brooks Fashions. From 1982 to 1986, Mr. Neal was Vice President of Operations for the id stores. Prior to 1982 Mr. Neal served in various managerial capacities for other women's apparel retailers.

     KATHRYN R. GANGSTEE has served as Senior Vice President and General Merchandise Manager since March 1998. From September 1997 through February 1998, Ms. Gangstee was Vice President and Divisional Merchandise Manager. Ms. Gangstee was a Divisional Merchandise Manager from March 1986 through August 1997. From January 1984 through February 1986, Ms. Gangstee held other positions with the Company.

     ANDREW K. MOLLER has served as Vice President Finance and Chief Financial Officer since March 1998. From January 1995 through February 1998, Mr. Moller was Controller. From September 1992 through December 1994, Mr. Moller was Assistant Controller. Prior to joining the Company, Mr. Moller held managerial accounting positions with Ladbroke Racing Canterbury, Inc., a subsidiary of Ladbroke Group and with B Dalton Bookstores. Mr. Moller also has previous experience with Arthur Andersen LLP and is a Certified Public Accountant.

     NANCY C. SCOTT has served as Vice President of Real Estate and Construction since March 1998. From May 1997 through February 1998, Ms. Scott was a Regional Director of Leasing for Pacific Sunwear of California. Ms. Scott was employed by Frederick's of Hollywood Stores, Inc. from March 1987 through April 1997.
She held the position of Vice President Real Estate/Leasing from February 1989 to April 1997. From 1979 through 1986, Ms. Scott held leasing positions with other companies.

     Messrs. Prange, Pennington and Neal were all previously affiliated with American Specialty Stores (dba the id) which filed a voluntary petition for Chapter 11 Bankruptcy protection in September 1994. American Specialty Stores plan of reorganization was confirmed by the Bankruptcy Court in September 1995.

                                      PART II
                                      ITEM 5.
        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has traded on The NASDAQ Stock Market under the symbol "BFCI" since March 31, 1992. Prior to that date there was no public market for the Company's common stock.

     The quarterly high and low closing bid quotations of the Company's common stock for fiscal 1998 and fiscal 1997 are presented in Note 10 of the Consolidated Financial Statements and are included herein. The quotations represent inter-dealer quotations without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

     The number of holders of record of the Company's common stock as of May 15, 1998 was 77. Based upon information received from the record holders, the Company believes there are more than 1,500 beneficial owners. The last reported sales price of the Company's common stock on May 15, 1998 was 12 5/8.

     The Company has never paid dividends on its common stock. The Company presently intends to retain all future earnings, if any, for the operation of its business and does not expect to pay cash dividends on its common stock in the foreseeable future. Currently, dividends are restricted by the terms of (i) the Company's revolving credit facility and (ii) the indenture under which the 12% Senior Notes (the "Senior Notes") were issued. See Item 7 of this Form 10-K. The Company may also enter into bank or other lending agreements in the future that contain similar restrictions on payment of dividends or other distributions. Any future determination as to the payment of dividends on common stock will depend upon future earnings, results of operations, capital requirements, compliance with financial covenants, the financial condition of the Company and any other factors the Board of Directors may consider.

     In fiscal 1998, the Company did not sell any equity securities in a transaction that was exempt from the registration provisions of the Securities Act of 1933, as amended. During fiscal 1997, in connection with the Company's Chapter 11 proceedings and in accordance with its Second Amended Plan of Reorganization (the "Plan"), the Company issued an aggregate of 617,516 shares of common stock in the Company and $10,300,200 principal face amount of Senior Notes to holders of certain claims. By issuing these securities the Company discharged $13,201,075 of claims pursuant to the Plan. In connection with the distribution of securities, the Company relied upon the exemption provided under
Section 3(a)(7) of the Securities Act of 1933 as amended.

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

                                                                                                  FISCAL YEAR ENDED
                                                            ----------------------------------------------------------------------
                                                                                           (DOLLARS IN THOUSANDS, EXCEPT
                                                                                 PER SHARE AMOUNTS AND SELECTED OPERATING DATA)
                                                             FEB. 28,       MARCH 1,       MARCH 2,       FEB. 25,       FEB. 26,
                                                                1998         1997(1)         1996           1995           1994
                                                            ----------     ----------     ----------     ----------     ----------
INCOME STATEMENT DATA:
     Net sales . . . . . . . . . . . . . . . . . . . .      $   99,536     $   95,946     $   97,296     $   93,961     $   89,050
     Cost of sales(2). . . . . . . . . . . . . . . . .          65,111         65,445         70,386         68,108         62,395
                                                            ----------     ----------     ----------     ----------     ----------
     Gross profit. . . . . . . . . . . . . . . . . . .          34,425         30,501         26,910         25,853         26,655
     Selling, general and
        administrative expenses. . . . . . . . . . . .          23,390         22,854         24,897         22,565         20,962
     Depreciation and amortization . . . . . . . . . .           2,534          2,649          3,154          2,690          2,351
     Reorganization expense(3) . . . . . . . . . . . .              --          7,830             --             --             --
     Nonrecurring expense(4) . . . . . . . . . . . . .             775             --             --             --             --
                                                            ----------     ----------     ----------     ----------     ----------
     Operating income (loss) . . . . . . . . . . . . .           7,726         (2,832)        (1,141)           598          3,342
     Interest, net . . . . . . . . . . . . . . . . . .             691            684          1,388            993            502
                                                            ----------     ----------     ----------     ----------     ----------
     Income (loss) before income taxes . . . . . . . .           7,035         (3,516)        (2,529)          (395)         2,840
     Income tax provision (benefit)(5) . . . . . . . .           2,750         (2,895)           929           (150)         1,079
                                                            ----------     ----------     ----------     ----------     ----------
     Income (loss) before change in
         accounting principle and
         extraordinary gain. . . . . . . . . . . . . .           4,285           (621)        (3,458)          (245)         1,761
     Cumulative effect of change in
         accounting principle. . . . . . . . . . . . .              --             --             --             --          1,100
     Extraordinary gain. . . . . . . . . . . . . . . .             116             --             --             --             --
                                                            ----------     ----------     ----------     ----------     ----------
     Net income (loss) . . . . . . . . . . . . . . . .      $    4,401     $     (621)    $   (3,458)    $     (245)    $    2,861
                                                            ----------     ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------     ----------

Basic earnings per common share:
     Income (loss) before
         change in accounting principle
         and extraordinary gain. . . . . . . . . . . .      $     0.96     $    (0.15)    $    (0.91)    $    (0.06)    $     0.47
     Cumulative effect of change in
         accounting principle. . . . . . . . . . . . .              --             --             --             --           0.29
     Extraordinary gain(6) . . . . . . . . . . . . . .            0.02             --             --             --             --
                                                            ----------     ----------     ----------     ----------     ----------
     Net income (loss) . . . . . . . . . . . . . . . .      $     0.98     $    (0.15)    $    (0.91)    $    (0.06)    $     0.76
                                                            ----------     ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------     ----------
     Weighted average number of shares
         outstanding . . . . . . . . . . . . . . . . .           4,482          4,029          3,792          3,785          3,771
                                                            ----------     ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------     ----------

Diluted earnings per common share:
     Income (loss) before change in
         accounting principal and
         extraordinary gain. . . . . . . . . . . . . .      $     0.89     $    (0.15)    $    (0.91)    $    (0.06)    $     0.45
     Cumulative effect of change in
         accounting principle. . . . . . . . . . . . .              --             --             --             --           0.28
     Extraordinary gain(6) . . . . . . . . . . . . . .            0.02             --             --             --             --
                                                            ----------     ----------     ----------     ----------     ----------
     Net income (loss) . . . . . . . . . . . . . . . .      $     0.91     $    (0.15)    $    (0.91)    $    (0.06)    $     0.73
                                                            ----------     ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------     ----------
     Weighted average common and common
         equivalent shares outstanding . . . . . . . .           4,812          4,029          3,792          3,785          3,910
                                                            ----------     ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------     ----------

(1) From July 2, 1996 until December 3, 1996, the Company operated its business as a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code. The Company emerged from bankruptcy upon the confirmation of its Second Amended Plan of Reorganization.
(2) Cost of sales includes cost of merchandise and buying expenses and store and distribution center occupancy costs, but excludes all depreciation and amortization.
(3) In fiscal 1997, the Company recorded $7,830,000 of reorganization expense as a result of the Company's July 2, 1996 Chapter 11 bankruptcy filing.
(4) In fiscal 1998, the Company recorded a one time pre-tax charge of $775,000 or $0.13 per diluted share related to the implementation of its management succession plan. The majority of this expense was non-cash, related to accelerated vesting of previously issued options.
(5) In fiscal 1996, the Company recorded a valuation allowance of $1.8 million, or $0.47 per share, equal to the full amount of its deferred tax assets, due to the uncertainty of realizing the value of these assets in future years. In fiscal 1997, the Company reversed the valuation allowance as improved operating performance made the future realization of these assets more likely than not.
(6) In fiscal 1998, the Company recorded an extraordinary gain of $116,000 on the purchase at a discount from par of $1,033,000 principal face amount of its 12% Senior Notes due 2005.

                                                                                  FISCAL YEAR ENDED
                                                        ---------------------------------------------------------------------
                                                                                (DOLLARS IN THOUSANDS)
                                                         FEB. 28,       MARCH 1,       MARCH 2,       FEB. 25,       FEB. 26,
                                                             1998           1997           1996           1995           1994
                                                         --------       --------       --------       --------       --------
SELECTED OPERATING DATA:
     Same store sales increase (decrease)(1) . . .             10%            10%           (3)%           (9)%           (5)%
     Stores at end of period . . . . . . . . . . .            179            170            221            224            188
     Net sales per gross square foot(1). . . . . .       $    166       $    148       $    129       $    128       $    141

BALANCE SHEET DATA (AT END OF PERIOD)
     Working capital(2). . . . . . . . . . . . . .       $ 19,172       $ 14,746       $    248       $ 10,900       $ 13,204
     Total assets. . . . . . . . . . . . . . . . .         40,590         34,637         32,304         36,179         37,187
     Long-term debt(2) . . . . . . . . . . . . . .          9,616         10,374            952         11,170         10,000
     Stockholders' equity. . . . . . . . . . . . .         20,959         15,573         13,662         17,118         17,329

(1) Based on net sales for stores open longer than 12 months. Fiscal 1997 excludes stores closed as part of the Company's Chapter 11 reorganization.
(2) In fiscal 1996, $10.4 million of long-term debt potentially subject to acceleration was reclassified to current liabilities.


                                      ITEM 7.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
     The Company was incorporated in Delaware in 1986 to acquire BFI, which had operated as a family-owned business since 1956. As of May 15, 1998, the Company operated a chain of 185 stores in 20 states, primarily in the Midwest. In fiscal 1998, the Company opened 16 new stores and closed seven stores when their leases expired. In fiscal 1999, the Company intends to open 23 new stores and close five stores as their leases expire.


REORGANIZATION
     As a result of an extremely competitive retail environment and in response to the deteriorating liquidity position brought on by losses at approximately 50 of its store locations and to facilitate restructuring of its obligations, the Company filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code on July 2, 1996. Under the protection of Chapter 11, the Company managed its affairs and operated its business as a debtor-in-possession while developing a plan of reorganization. The Company filed its Second Amended Plan of Reorganization on October 22, 1996 (the "Plan"), along with its Disclosure Statement. The Plan was approved by 99.6% of the voting shareholders and by a majority of each class of the creditors that voted. On November 22, 1996, the Bankruptcy Court confirmed the Plan, which became effective on December 3, 1996.

     After emergence from Chapter 11 the Company has benefited from actions implemented during the reorganization. During the reorganization the Company rejected 50 unprofitable store leases, which in fiscal 1996 generated operating losses of $2.3 million and re-negotiated more favorable lease terms for an additional 46 stores. The Company disposed of its old inventory during liquidation sales and strengthened its inventory control thereby increasing inventory turnover from 2.6 turns in 1996, to 3.2 turns in fiscal 1997, to 3.7 turns in fiscal 1998. Through hiring highly qualified individuals in the key areas of store operations and merchandise planning and distribution, the Company strengthened its management team. Further, the Company reconfigured its distribution center and subsequently leased 33,000 square feet of space to a subtenant. The Company also negotiated a $10 million working capital line of credit with a new lender.

MANAGEMENT SUCCESSION
     In February 1998, the Company completed the implementation of its management succession plan. As a result of the plan, William J. Prange who has led the Company's merchandising operations since 1994, became President and Chief Executive Officer. He replaced Nicholas H. Cook, who will continue as Chairman of the Company's Board of Directors. The new management team was completed with the promotions of Joseph E. Pennington to Executive Vice President and Chief Operating Officer, Ralph C. Neal to Executive Vice President/Store Operations, Kathryn R. Gangstee to Senior Vice President and General Merchandising Manager and Andrew K. Moller to Vice President Finance and Chief Financial Officer.

The Company also hired Nancy C. Scott as Vice President Real Estate and Construction. Herbert D. Froemming, the Company's Vice Chairman, elected to take early retirement. In connection with its management succession plan, the Company recorded a one-time pre-tax charge of $775,000 or $0.13 per diluted share. The majority of this expense was non-cash, related to the accelerated vesting of previously issued options.

RESULTS OF OPERATIONS
     The following table sets forth operating statement data expressed as a percentage of net sales for the last three fiscal years and should be read in conjunction with "Selected Consolidated Financial Data."


                                                                   FISCAL YEAR ENDED
                                                     ------------------------------------------
                                                     FEBRUARY 28,       MARCH 1,       MARCH 2,
                                                         1998             1997           1996
                                                     ------------     ------------   ------------
     Net sales . . . . . . . . . . . . . . . . . .        100.0%           100.0%         100.0%
     Cost of sales . . . . . . . . . . . . . . . .         65.4             68.2           72.4
                                                     ------------     ------------   ------------
     Gross profit. . . . . . . . . . . . . . . . .         34.6             31.8           27.6

     Selling, general and administrative expenses.         23.5             23.8           25.6
     Depreciation and amortization . . . . . . . .          2.6              2.8            3.2
     Reorganization expense(1) . . . . . . . . . .           --              8.2             --
     Nonrecurring expense(2) . . . . . . . . . . .          0.8               --             --
                                                     ------------     ------------   ------------
     Operating income (loss) . . . . . . . . . . .          7.7             (3.0)          (1.2)
     Interest, net . . . . . . . . . . . . . . . .          0.7              0.7            1.4
                                                     ------------     ------------   ------------
     Income (loss) before income taxes . . . . . .          7.0             (3.7)          (2.6)
     Income tax provision (benefit)(3) . . . . . .          2.7             (3.1)           0.9
                                                     ------------     ------------   ------------
     Net income (loss) before extraordinary gain .          4.3             (0.6)          (3.5)
     Extraordinary gain(4) . . . . . . . . . . . .          0.1               --             --
                                                     ------------     ------------   ------------

     Net income (loss) . . . . . . . . . . . . . .          4.4%            (0.6)%         (3.5)%
                                                     ------------     ------------   ------------
                                                     ------------     ------------   ------------

(1) In fiscal 1997, the Company recorded $7,830,000 of reorganization expense as a result of the Company's July 2, 1996 Chapter 11 bankruptcy filing.

(2) In fiscal 1998, the Company recorded a one time pre-tax charge of $775,000 or $0.13 per diluted share related to the implementation of its management succession plan. The majority of this expense was non-cash, related to accelerated vesting of previously issued options.

(3) In fiscal 1996, the Company recorded a valuation allowance of $1.8 million, or $0.47 per share, equal to the full amount of its deferred tax assets, due to the uncertainty of realizing the value of these assets in future years. In fiscal 1997, the Company reversed the valuation allowance as improved operating performance made the future realization of these assets more likely than not.

(4) In fiscal 1998, the Company recorded an extraordinary gain of $116,000 on the purchase at a discount from par of $1,033,000 principal face amount of its 12% Senior Notes due 2005.

FISCAL 1998 COMPARED TO FISCAL 1997

     NET SALES. Net sales for the fiscal year ended February 28, 1998, were $99.5 million, an increase of 4% from sales of $95.9 million in fiscal 1997, which included sales from 50 stores closed during the reorganization. Same store sales increased 10%.

     GROSS PROFIT. Gross profit (which is net sales less cost of merchandise and buying and occupancy expenses) was $34.4 million or 34.6% of net sales in fiscal 1998, compared to $30.5 million or 31.8% of net sales in fiscal 1997. The percentage increase in gross profit was primarily due to closing 50 unprofitable stores whose gross margins were unusually low, particularly during the second quarter fiscal 1997 liquidation sales, and lower occupancy costs as a percent of net sales in the continuing stores.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $23.4 million or 23.5% of net sales in fiscal 1998 compared to $22.9 million or 23.8% of net sales in fiscal 1997. Selling, general and administrative expenses as a percent of net sales decreased due to leveraging associated with increased sales.

     REORGANIZATION EXPENSE. No reorganization expense was incurred in fiscal 1998. In fiscal 1997, the Company recorded approximately $7.8 million of reorganization expense. This reorganization expense included $2.6 million of professional fees and services; a $2.5 million loss on disposal of fixed assets; $1.0 million of lease rejection claims; $570,000 related to inventory impairment; $210,000 of severance pay; and $945,000 in other bankruptcy related expenses.

     NONRECURRING EXPENSE. In fiscal 1998, the Company incurred a one-time pre-tax expense of $775,451 or $0.13 per diluted share related to the implementation of its management succession plan. This expense was primarily non-cash, reflecting the accelerated vesting of previously issued stock options.

     OPERATING INCOME. As a result of the foregoing, operating income was $7.7 million or 7.7% of net sales in fiscal 1998 compared to an operating loss of $2.8 million or 3.0% of net sales in fiscal 1997.

     INTEREST, NET. Net interest expense in fiscal 1998 increased to $690,589 from $684,330 in fiscal 1997. In fiscal 1997, the Company was not required to accrue interest on its prepetition debt after the July 2, 1996 bankruptcy filing. If the Company had been required to pay interest on its prepetition debt, contractual interest in fiscal 1997 would have totaled $1.2 million. The decrease in net interest expense is due to the Company's improved cash flow in fiscal 1998 which resulted in no advances on the line of credit and increased income from short-term investments.

     INCOME TAXES. Provision for income taxes was $2.7 million in fiscal 1998 with an effective tax rate of 39.1%. The Company had an income tax benefit of $2.9 million in fiscal 1997. In fiscal 1997, the Company reversed a $1.8 million valuation allowance against its deferred tax assets and recorded an additional $255,000 of deferred tax assets as improved operating performance made the future realization of these assets more likely then not. The remainder of the tax benefit resulted from recording an income tax refund receivable of $851,000 related to the Company's net operating loss carryback.

     EXTRAORDINARY GAIN. In fiscal 1998, the Company purchased a total of $1,033,000 principal face amount of its 12% Senior Notes due 2005 at a discount from par. These purchases resulted in a gain of $115,872 net of tax.

     NET INCOME (LOSS). Net income for fiscal 1998 was $4.4 million or 4.4% of net sales as compared to a net loss of $621,000 or 0.6% of net sales in fiscal 1997.


FISCAL 1997 COMPARED TO FISCAL 1996

     NET SALES. Net sales for the fiscal year ended March 1, 1997, a fifty-two week year, were $95.9 million, a decrease of 1% from sales of $97.3 million in fiscal 1996, a fifty-three week year. The decrease in sales is attributed to the closing of approximately 50 unprofitable stores during the year and one less week of sales reported in fiscal 1997. The effect of these factors was substantially offset by a 10% same store sales increase in the Company's 170 continuing stores.

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

     REORGANIZATION EXPENSE. The Company recorded approximately $7.8 million of reorganization expense during fiscal 1997. This reorganization expense included $2.6 million of professional fees and services; a $2.5 million loss on disposal of fixed assets; $1.0 million of lease rejection claims; $570,000 related to inventory impairment; $210,000 of severance pay; and $945,000 in other bankruptcy related expenses.

     OPERATING INCOME (LOSS). As a result of the foregoing, the operating loss for fiscal 1997 was $2.8 million or 3.0% of net sales compared to an operating loss of $1.1 million or 1.2% of net sales in fiscal 1996.

     INTEREST, NET. Net interest decreased from $1.4 million in fiscal 1996 to $684,330 in fiscal 1997. This decrease was primarily due to the Company not being required to pay interest on its prepetition debt while it operated as a debtor-in-possession during its Chapter 11 proceedings. Further, as a result of the Company's improved cash flow, no advances were made on the line of credit during the second half of the year and increased income from investments was generated. If the Company had been required to pay interest on its prepetition debt during its bankruptcy proceedings, interest expense, net of interest income, would have totaled approximately $1.2 million.

     INCOME TAXES. Income tax benefit in fiscal 1997 was $2.9 million compared to income tax expense of $929,121 in fiscal 1996. In fiscal 1996, the Company recorded a valuation allowance of $1.8 million, or $.47 per diluted share, equal to the full amount of its deferred tax assets due to the uncertainty of realizing the value of these assets in future years. In fiscal 1997, the Company reversed the valuation allowance as improved operating performance made the future realization of these assets more likely than not.

     NET LOSS. The net loss for fiscal 1997 was $620,994 or 0.6% of net sales compared to a net loss of $3.5 million or 3.5% of net sales in fiscal 1996.

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

     Net cash generated by operating activities totaled $7.9 million in fiscal 1998. Cash was used to finance $2.7 million of capital expenditures to open sixteen new stores and for the completion of the major remodeling of five stores. The Company used a net of $331,230 in financing activities. As a result of the foregoing, cash increased by $4.9 million in fiscal 1998. In fiscal 1999, the Company expects to spend approximately $6 million on capital expenditures to open twenty-three new stores, complete nine major remodels and install new computer software packages. Management expects its cash on hand combined with cash flow from operations to be sufficient to meet its capital expenditure and working capital requirements and its other needs for liquidity during the upcoming year.

     On December 2, 1996, the Company entered into a borrowing agreement with Norwest Bank Minnesota, National Association (the "Norwest Revolver") expiring April 1, 1999. The Norwest Revolver provides the Company with revolving credit loans and letters of credit up to $10 million, subject to a borrowing base formula tied to inventory levels.

     Loans under the Norwest Revolver bear interest at Norwest's base rate plus 3/4%, subject to a rate reduction provision based on the financial performance of the Company (as described in the Norwest Revolver). Due to the Company's financial performance the interest rate at May 15, 1998 was Norwest's base rate plus 1/4% or 8-3/4%. Interest is payable monthly in arrears.

     The Norwest Revolver carries commitment fees of 1/4% of the difference between $5 million and the average amount outstanding under the facility (including letters of credit). If the average amount outstanding under the facility (including letters of credit) is between $5 million and $7.5 million, the commitment fee is based on the difference between $7.5 million and the average amount outstanding under the facility (including letters of credit) and if the average amount outstanding (including letters of credit) is in excess of $7.5 million, the commitment fee is on the difference between $10 million and the average amount outstanding under the facility (including letters of credit). This facility is secured by substantially all of the Company's assets. The borrowing base at May 15, 1998, was $7.7 million. As of May 15, 1998, the Company had no borrowings and outstanding letters of credit in the amount of $1.7 million under the Norwest Revolver. Accordingly, the availability of revolving credit loans under the Norwest Revolver was $6.0 million at that date.

     The Norwest Revolver contains certain restrictive covenants, including a limitation on capital expenditures, restrictions on incurring additional indebtedness, limitations on certain types of investments and prohibitions on paying dividends, as well as requiring the maintenance of certain financial ratios.

     The Company plans to initiate discussions in the first quarter of fiscal 1999 with Norwest regarding a new revolving credit facility to replace the existing Norwest Revolver which expires on April 1, 1999.

     In January 1997, the Company issued $10,300,200 of debt in the form of 12% Senior Notes (the "Senior Notes") due January 2005. The Senior Notes were issued, pursuant to an Indenture dated as of December 2, 1996, to (i) the holders of the 9% Senior Notes due January 2001 where each holder received, for each $1,000 principal face amount, (a) 48 shares of common stock in the Company and (b) Senior Notes in original principal face amount of $800 and (ii) the Company's prepetition banks who received a total of (a) 138,284 shares of common stock in the Company and (b) $2,313,000 in original principal face amount of the Senior Notes.

     The principal amount of the Senior Notes bears interest at the rate of 12% per annum. Interest at the rate of 9% per annum on the outstanding principal amount is due monthly. Interest at the rate of 3% per annum on the outstanding principal amount accrues monthly and upon accrual is treated as principal for all purposes, including without limitation, the calculation of all interest payments due thereafter, and is payable in full on January 1, 2005.

     Principal repayments on the 12% Senior Notes occur annually on the first of every calendar year. Minimum principal payments, including interest added to principal which is due in 2005, are as follows: 1999 - $431,938; 2000 - $803,902; 2001 - $875,752; 2002 - $958,207; 2003 - $1,040,074; 2004 - $1,133,443
and 2005 - $6,031,476.

     The Senior Notes are general unsecured senior obligations of the Company. The Indenture for the Senior Notes contains certain covenants which, among other things, limit the ability of the Company to incur liens, incur additional indebtedness, and restrict the Company's ability to declare dividends.

     During fiscal 1998, the Company purchased $1,033,000 principal face amount of its Senior Notes at a discount from par. The purchase resulted in an extraordinary gain of $115,872, net of tax, and satisfied all of the January 1, 1998, and a portion of the January 1, 1999 redemption requirement.

     The Company's Board of Directors has approved the repurchase of up to $1 million of Senior Notes at a price of par (100% of original principal face amount) or less.

     The Company is unaware of any environmental liability that would have a material adverse effect on the financial position or the results of operations of the Company.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income" ("FASB No. 130"), effective in fiscal 1999, establishes standards of disclosure and financial statement display for reporting total comprehensive income and the individual components thereof. Management believes the adoption of FASB No. 130 will not have a material impact on the Company's financial position or results of operations.

     In addition, FASB No 131, "Disclosures About Segments of an Enterprise and Related Information" ("FASB No. 131"), effective in fiscal 1999, establishes new standards for determining reportable segments and for disclosing information regarding each such segment. Management does not believe that the Company has reportable segments and as such will not be required to disclose segment information.

QUARTERLY RESULTS AND SEASONALITY

     The Company's sales show seasonal variation as sales in the third and fourth quarters, which include the fall and holiday season, generally have been higher than sales in the first and second quarters. Sales generated during the fall and holiday season have a significant impact on the Company's annual results of operations. Quarterly results may fluctuate significantly depending on a number of factors including adverse weather conditions, shifts in the timing of certain holidays and customer response to the Company's seasonal merchandise mix.

     The Company's unaudited quarterly operating results for each quarter of fiscal 1998 and 1997 are presented in Note 10 of the Consolidated Financial Statements.

INFLATION

     The Company does not believe that inflation has had a material effect on the results of operations during the past three fiscal years.

INFORMATION SYSTEMS AND THE YEAR 2000

     The year 2000 problem results from computer programs being written using two digits rather than four to define the applicable year. Certain of the Company's computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, or to engage in similar normal business activities.

     As is the case with most other companies using computers in their operations, the Company is in the process of addressing the year 2000 issue. In connection with a general upgrade of its information systems, the Company had previously planned to install new merchandise and financial system software packages in fiscal 1999. These new systems are guaranteed by the Company's software supplier to be year 2000 compliant. In fiscal 1998, the Company began reviewing software applications it intends to retain. The Company has already made program modifications to make certain of its computer applications year 2000 compliant and will continue to review its computer applications in fiscal 1999.

     Management estimates that new software packages and related hardware improvements will cost from $700,000 to $1 million. In addition to being year 2000 compliant, management expects that new merchandise systems will allow for improved merchandise planning, sales tracking and trend analysis. Further, the Company also expects these systems will allow for improved distribution center processing and more flexible allocation of merchandise to the Company's stores.

     The Company expects to implement the changes necessary to address the year 2000 issue. The Company presently believes that, with conversions to new software and modifications to existing software, the year 2000 issue will not pose significant operational problems for the Company's computer systems as so converted and modified. However, if unforeseen difficulties arise or such conversions and modifications are not completed timely, or if the Company's vendors' or suppliers' systems are not modified to become year 2000 compliant, the year 2000 issue may potentially have a material impact on the operations of the Company. The Company has also made inquiries to certain of its key vendors with respect to how these vendors are handling their year 2000 issues.

FORWARD LOOKING INFORMATION

     Information contained in this Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "plan", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: consumers' spending and debt levels; the Company's ability to execute its business plan; the acceptance of the Company's merchandising strategies by its target customers; the ability of the Company to anticipate marketing trends and consumer needs; continuity of a relationship with or purchases from major vendors, particularly those from whom the Company imports merchandise; competitive pressures on sales and pricing; increases in other costs which cannot be recovered through improved pricing of merchandise; and the adverse effect of weather conditions from time to time on consumers' ability or desire to purchase new clothing. The Company currently purchases most of its import merchandise from suppliers in Hong Kong, whose currency is pegged to the U.S. dollar. Therefore, the Company does not expect foreign currency fluctuations to materially affect its business. However, to the extent the Company begins purchasing larger amounts of merchandise from other countries, currency fluctuations could affect the Company's business.



                                      ITEM 7a.
                            QUANTITATIVE AND QUALITATIVE
                            DISCLOSURE ABOUT MARKET RISK
                                  Not applicable.

                                      ITEM 8.
             CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                          PAGE
                                                                                                          ----
Index to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15

Financial Statements:
  Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16
  Consolidated Balance Sheet at February 28, 1998 and March 1, 1997. . . . . . . . . . . . . . . . .        17
  Consolidated Statement of Operations for the three years ended February 28, 1998 . . . . . . . . .        18
  Consolidated Statement of Stockholders' Equity for the three years ended February 28, 1998 . . . .        19
  Consolidated Statement of Cash Flows for the three years ended February 28, 1998 . . . . . . . . .        20
  Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .        21

                         REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Braun's Fashions Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Braun's Fashions Corporation and its subsidiary at February 28, 1998 and March 1, 1997, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
Minneapolis, Minnesota
April 3, 1998

                           BRAUN'S FASHIONS CORPORATION
                            CONSOLIDATED BALANCE SHEET


                                     ASSETS                              FEBRUARY 28,     MARCH 1,
                                     ------                                 1998           1997
                                                                         ------------   ------------
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $ 15,848,439   $ 10,913,716
   Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .        847,746        532,331
   Merchandise inventory . . . . . . . . . . . . . . . . . . . . . . .     10,735,681      9,253,896
   Income tax refund receivable. . . . . . . . . . . . . . . . . . . .             --        870,498
   Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .        414,341        169,668
   Current deferred tax asset. . . . . . . . . . . . . . . . . . . . .        322,570        799,952
                                                                         ------------   ------------
     Total current assets. . . . . . . . . . . . . . . . . . . . . . .     28,168,777     22,540,061

Equipment and improvements:
   Leasehold improvements. . . . . . . . . . . . . . . . . . . . . . .     11,817,695     10,761,611
   Furniture and fixtures. . . . . . . . . . . . . . . . . . . . . . .      8,296,459      7,301,931
   Other equipment . . . . . . . . . . . . . . . . . . . . . . . . . .      3,337,479      3,315,656
   Construction in progress. . . . . . . . . . . . . . . . . . . . . .        312,585        169,987
                                                                         ------------   ------------
                                                                           23,764,218     21,549,185

   Less accumulated depreciation and amortization. . . . . . . . . . .     12,821,164     10,763,888
                                                                         ------------   ------------
     Net equipment and improvements. . . . . . . . . . . . . . . . . .     10,943,054     10,785,297

Other assets:
   Long-term deferred tax asset. . . . . . . . . . . . . . . . . . . .      1,414,789      1,198,151
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         63,424        113,630
                                                                         ------------   ------------
      Total other assets . . . . . . . . . . . . . . . . . . . . . . .      1,478,213      1,311,781
                                                                         ------------   ------------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 40,590,044   $ 34,637,139
                                                                         ------------   ------------
                                                                         ------------   ------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .   $  3,666,921   $  2,433,652
   Accrued salaries, wages and related expenses. . . . . . . . . . . .      2,014,996      1,222,203
   Other accrued liabilities . . . . . . . . . . . . . . . . . . . . .      2,446,536      3,229,640
   Current maturities of long-term debt. . . . . . . . . . . . . . . .        681,424        908,957
   Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . .        186,982             --
                                                                         ------------   ------------
     Total current liabilities . . . . . . . . . . . . . . . . . . . .      8,996,859      7,794,452

Long-term obligations:
   Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . .      9,616,311     10,373,662
   Accrued rent obligation . . . . . . . . . . . . . . . . . . . . . .      1,017,556        896,253
                                                                         ------------   ------------
     Total long-term obligations . . . . . . . . . . . . . . . . . . .     10,633,867     11,269,915

Stockholders' equity:
   Preferred stock - $0.01 par value, 1,000,000 shares authorized,
     none outstanding. . . . . . . . . . . . . . . . . . . . . . . . .             --             --
   Common stock - $0.01 par value, 9,000,000 shares authorized,
     4,523,393 and 4,432,588 shares issued and outstanding in 1998
     and 1997, respectively. . . . . . . . . . . . . . . . . . . . . .         45,234         44,326
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .     28,588,350     27,604,043
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . .     (7,674,266)   (12,075,597)
                                                                         ------------   ------------
     Total stockholders' equity. . . . . . . . . . . . . . . . . . . .     20,959,318     15,572,772
                                                                         ------------   ------------
     Total liabilities and stockholders' equity. . . . . . . . . . . .   $ 40,590,044   $ 34,637,139
                                                                         ------------   ------------
                                                                         ------------   ------------

             See accompanying notes to consolidated financial statements.

                           BRAUN'S FASHIONS CORPORATION
                        CONSOLIDATED STATEMENT OF OPERATIONS


                                                                           FISCAL YEAR ENDED
                                                               ------------------------------------------
                                                               FEBRUARY 28,     MARCH 1,       MARCH 2,
                                                                   1998          1997           1996
                                                               ------------   ------------   ------------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . .   $ 99,535,773   $ 95,946,046   $ 97,295,978

Cost of sales:
  Merchandise, buying and occupancy
  (exclusive of depreciation and amortization shown below) .     65,110,994     65,445,103     70,385,844
                                                               ------------   ------------   ------------
    Gross profit . . . . . . . . . . . . . . . . . . . . . .     34,424,779     30,500,943     26,910,134

Selling, general and administrative. . . . . . . . . . . . .     23,390,027     22,854,266     24,897,287
Depreciation . . . . . . . . . . . . . . . . . . . . . . . .      2,533,282      2,648,563      3,154,266
Reorganization expense . . . . . . . . . . . . . . . . . . .             --      7,829,924             --
Nonrecurring expense . . . . . . . . . . . . . . . . . . . .        775,451             --             --
                                                               ------------   ------------   ------------
    Operating income (loss). . . . . . . . . . . . . . . . .      7,726,019     (2,831,810)    (1,141,419)

Interest, net. . . . . . . . . . . . . . . . . . . . . . . .        690,589        684,330      1,387,623
                                                               ------------   ------------   ------------

Income (loss) before income taxes. . . . . . . . . . . . . .      7,035,430     (3,516,140)    (2,529,042)

Income tax provision (benefit) . . . . . . . . . . . . . .        2,749,971     (2,895,146)       929,121
                                                               ------------   ------------   ------------

    Net income (loss) before extraordinary gain. . . . . . .      4,285,459       (620,994)    (3,458,163)

Extraordinary gain . . . . . . . . . . . . . . . . . . . . .        115,872             --             --
                                                               ------------   ------------   ------------

Net income (loss). . . . . . . . . . . . . . . . . . . . . .   $  4,401,331   $   (620,994)  $ (3,458,163)
                                                               ------------   ------------   ------------
                                                               ------------   ------------   ------------
Basic earnings per common share:
  Net income (loss) before extraordinary gain. . . . . . . .   $       0.96   $      (0.15)  $      (0.91)
  Extraordinary gain . . . . . . . . . . . . . . . . . . . .           0.02             --             --
                                                               ------------   ------------   ------------
  Net income (loss). . . . . . . . . . . . . . . . . . . . .   $       0.98   $      (0.15)  $      (0.91)
                                                               ------------   ------------   ------------
                                                               ------------   ------------   ------------

  Weighted average common shares outstanding . . . . . . . .      4,482,119      4,029,041      3,791,612
                                                               ------------   ------------   ------------
                                                               ------------   ------------   ------------
Diluted earnings per common share:
  Net income (loss) before extraordinary gain. . . . . . . .   $       0.89   $      (0.15)  $      (0.91)
  Extraordinary gain . . . . . . . . . . . . . . . . . . . .           0.02             --             --
                                                               ------------   ------------   ------------

  Net income (loss). . . . . . . . . . . . . . . . . . . . .   $       0.91   $      (0.15)  $      (0.91)
                                                               ------------   ------------   ------------
                                                               ------------   ------------   ------------
  Weighted average common and common
    equivalent shares outstanding. . . . . . . . . . . . . .      4,812,482      4,029,041      3,791,612
                                                               ------------   ------------   ------------
                                                               ------------   ------------   ------------

            See accompanying notes to consolidated financial statements.

                           BRAUN'S FASHIONS CORPORATION
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                              COMMON STOCK
                                                        ------------------------
                                                                                    ADDITIONAL
                                                          NUMBER                     PAID-IN       ACCUMULATED
                                                        OF SHARES       AMOUNT       CAPITAL         DEFICIT
                                                        ---------   ------------   ------------   ------------
Balance at February 25, 1995 . . . . . . . . . . .      3,791,272   $     37,913   $ 25,076,122   $ (7,996,440)
Stock issued on exercise of options. . . . . . . .          2,040             20          2,930             --
Net loss . . . . . . . . . . . . . . . . . . . . .             --             --             --     (3,458,163)
                                                        ---------   ------------   ------------   ------------
Balance at March 2, 1996 . . . . . . . . . . . . .      3,793,312         37,933     25,079,052    (11,454,603)
Stock issued pursuant to plan of reorganization. .        617,516          6,175      2,475,006             --
Stock issued on exercise of options. . . . . . . .         21,760            218         49,985             --
Net loss . . . . . . . . . . . . . . . . . . . . .             --             --             --       (620,994)
                                                        ---------   ------------   ------------   ------------
Balance at March 1, 1997 . . . . . . . . . . . . .      4,432,588         44,326     27,604,043    (12,075,597)
Stock issued on exercise of options. . . . . . . .         90,805            908        300,507             --
Tax benefit on exercise of stock options . . . . .             --             --        165,349             --
Accelerated vesting of stock options . . . . . . .             --             --        518,451             --
Net income . . . . . . . . . . . . . . . . . . . .             --             --             --      4,401,331
                                                        ---------   ------------   ------------   ------------
Balance at February 28, 1998 . . . . . . . . . . .      4,523,393   $     45,234   $ 28,588,350   $ (7,674,266)
                                                        ---------   ------------   ------------   ------------
                                                        ---------   ------------   ------------   ------------




             See accompanying notes to consolidated financial statements.

                           BRAUN'S FASHIONS CORPORATION
                        CONSOLIDATED STATEMENT OF CASHFLOWS


                                                                           FISCAL YEAR ENDED
                                                               ------------------------------------------
                                                               FEBRUARY 28,     MARCH 1,       MARCH 2,
                                                                  1998            1997          1996
                                                               ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss)  . . . . . . . . . . . . . . . . . . . .   $  4,401,331   $   (620,994)  $ (3,458,163)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . .      2,533,282      2,678,963      3,245,466
    Accelerated vesting of stock options . . . . . . . . . .        518,451             --             --
    Extraordinary gain from early extinguishment of debt . .       (186,890)            --             --
    (Increase) decrease in deferred tax assets . . . . . . .        260,744     (1,998,103)     1,743,957
    (Gain) loss on disposal of property and equipment. . . .         (5,810)     2,469,940         23,278
    Increase (decrease) in accrued rent obligation . . . . .        121,303       (185,448)        81,480
    Changes in operating assets and liabilities:
     (Increase) decrease in merchandise inventory,
      prepaid expenses, receivables and other. . . . . . . .     (1,991,667)     4,456,747      1,329,032
     Increase (decrease) in accounts payable and
       accrued liabilities . . . . . . . . . . . . . . . . .      1,242,958      2,214,825     (2,011,287)
     Increase in income taxes payable/receivable . . . . . .      1,057,480             --             --
                                                               ------------   ------------   ------------
     Net cash provided by operating activities . . . . . . .      7,951,182      9,015,930        953,763

Cash flows from investing activities:
     Purchase of equipment and improvements. . . . . . . . .     (2,720,178)    (1,042,622)    (1,553,026)
     Proceeds from sale of fixtures and furniture. . . . . .         34,949         53,270             --
                                                               ------------   ------------   ------------
       Net cash used in investing activities . . . . . . . .     (2,685,229)      (989,352)    (1,553,026)

Cash flows from financing activities:
     Net borrowings on line of credit. . . . . . . . . . . .             --             --        400,000
     Principal payments on debt agreements . . . . . . . . .     (1,090,754)      (250,060)      (225,741)
     Borrowings under debt agreements. . . . . . . . . . . .             --      2,878,952             --
     Interest on 12% Senior Notes added to principal . . . .        292,760             --             --
     Exercise of stock options . . . . . . . . . . . . . . .        466,764         50,203          2,950
     Checks issued, not yet presented for payment. . . . . .             --     (1,335,088)     1,335,088
                                                               ------------   ------------   ------------
     Net cash provided by (used in) financing activities . .       (331,230)     1,344,007      1,512,297

Net increase in cash and cash equivalents. . . . . . . . . .      4,934,723      9,370,585        913,034
Cash and cash equivalents at beginning of year . . . . . . .     10,913,716      1,543,131        630,097
                                                               ------------   ------------   ------------
Cash and cash equivalents at end of year . . . . . . . . . .   $ 15,848,439   $ 10,913,716   $  1,543,131
                                                               ------------   ------------   ------------
                                                               ------------   ------------   ------------
Supplemental cash flow information:
     Interest paid during the year . . . . . . . . . . . . .   $   $958,627   $    644,198   $  1,388,060
     Income taxes paid (refunded) during the year. . . . . .   $  1,276,893   $   (903,958)  $    (79,300)
     Debt for equity exchange. . . . . . . . . . . . . . . .   $         --   $  2,900,000   $         --
     Write-off of deferred financing costs . . . . . . . . .   $         --   $    418,818   $         --

            See accompanying notes to consolidated financial statements.

                            BRAUN'S FASHIONS CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Braun's Fashions Corporation (BFC), through its wholly-owned subsidiary, Braun's Fashions, Inc. (BFI) (collectively referred to as the "Company"), operates retail specialty stores selling women's clothing and related accessories, primarily in the Midwest. The Company operated 179, 170 and 221 stores at the end of fiscal 1998, 1997, and 1996, respectively.

     FISCAL YEAR AND BASIS OF PRESENTATION
     The Company's fiscal year ends on the Saturday nearest February 28. The fiscal years ending February 28, 1998 and March 1, 1997 consisted of 52 weeks each. The fiscal year ending March 2, 1996 consisted of 53 weeks. The consolidated financial statements include the accounts of BFC and its wholly-owned subsidiary, BFI. All significant intercompany accounts have been eliminated in consolidation. Certain reclassifications have been made in the fiscal 1997 and 1996 financial statements to conform to the fiscal 1998 presentation. These changes had no impact on previously reported results of operations or stockholder's equity.

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

     EQUIPMENT AND IMPROVEMENTS
     Equipment and improvements are stated at cost. Equipment is depreciated over its estimated useful life and improvements are amortized over the term of the related leases. Repairs and maintenance which do not extend an asset's useful life are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period. The Company evaluates its long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of February 28, 1998, the Company has determined that no adjustment to the financial statements is necessary under SFAS No. 121.

     RENT EXPENSE
     Many of the Company's lease agreements for retail space include escalation clauses in minimum base rent. The Company recognizes minimum base rent expense for the lease term in equal annual amounts over the lease term.

     ADVERTISING
     The Company expenses advertising costs as incurred. Advertising costs for the fiscal years ended 1998, 1997 and 1996 were $671,000, $793,000 and
$1,167,000, respectively.

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

                            BRAUN'S FASHIONS CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 -- NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     STOCK BASED EMPLOYEE COMPENSATION
     The Company has elected to recognize compensation cost for its stock based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Generally, no compensation expense is recognized for stock options with exercise prices equal to the market value of the underlying shares of stock at the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation".

     INCOME TAXES
     Income taxes are provided following the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"),"Accounting for Income Taxes."Under the provisions of SFAS No. 109, deferred tax assets and liabilities result from the expected future tax consequences of differences between the carrying value and the tax basis of assets and liabilities.

     NET INCOME (LOSS) PER COMMON SHARE
     In fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FASB No. 128"). Under FASB No. 128, basic earnings per share ("EPS") is computed based on the weighted average number of shares of common stock outstanding during the applicable periods while diluted EPS is computed based on the weighted average number of shares of common and common equivalent shares (dilutive stock options) outstanding. EPS for all periods presented have been restated to reflect the adoption of SFAS 128.

     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:



                                                               EFFECT OF
                                                     BASIC   DILUTIVE STOCK       DILUTED
                                                      EPS       OPTIONS             EPS
     1998                                          --------- --------------      ---------
       Shares. . . . . . . . . . . . . . . .       4,482,119        330,363      4,812,482
       Amount before extraordinary gain. . .           $0.96         $(0.07)         $0.89
       Amount including extraordinary gain .           $0.98         $(0.07)         $0.91

     1997
       Shares. . . . . . . . . . . . . . . .       4,029,041             --      4,029,041
       Amount. . . . . . . . . . . . . . . .          $(0.15)            --         $(0.15)

     1996. . . . . . . . . . . . . . . . . .
       Shares. . . . . . . . . . . . . . . .       3,791,612             --      3,791,612
       Amount. . . . . . . . . . . . . . . .          $(0.91)            --         $(0.91)


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

                            BRAUN'S FASHIONS CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 2 -- CHAPTER 11 REORGANIZATION

     On July 2, 1996, the Company filed in the United States Bankruptcy Court in the District of Delaware a petition for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code, case number 96-1030(HSB). Under the protection of Chapter 11, the Company managed its affairs and operated its business as a debtor-in-possession while developing a plan of reorganization. The Company filed its Second Amended Plan of Reorganization on October 22, 1996 (the "Plan"), along with its Disclosure Statement. The Plan was approved by 99.6% of the voting shareholders and by a majority of each class of creditors that voted. On November 22, 1996, the Bankruptcy Court confirmed the Plan, which became effective on December 3, 1996.

     As of the effective date, December 3, 1996, the Company had 3,796,512 shares of common stock issued and outstanding. Under the terms of the Plan, the Company issued 617,516 shares of common stock on January 2, 1997 to certain creditors in respect to their filed and allowed claims and interests. The Company also issued approximately $10.3 million in aggregate principal amount of 12% Senior Notes (the "Senior Notes") to these classes of creditors pursuant to the Plan. The common stock and Senior Notes were issued to these creditors in exchange for outstanding debt of $13,201,075 previously held by these creditors. The fair value of the common stock and Senior Notes approximated the carrying value of the outstanding obligations, and accordingly, no gain or loss was recorded on the exchange.

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
                                                                 ----------
                                                                 ----------

NOTE 3 -- LONG-TERM DEBT

     As part of the Plan, the Company issued $10,300,200 of debt in the form of 12% Senior Notes (the "Senior Notes") due January 2005. The Senior Notes were issued, pursuant to an Indenture dated as of December 2, 1996, to (i) the holders of the 9% Senior Notes due January 2001 where each holder received, for each $1,000 principal face amount, (a) 48 shares of common stock in the Company and (b) Senior Notes in original principal amount of $800 and (ii) the Company's prepetition banks who received a total of (a) 138,284 shares of common stock in the Company and (b) $2,313,000 in original principal face amount of the Senior Notes.

     The principal amount of the Senior Notes bears interest at the rate of 12% per annum from and after December 17, 1996. Interest at the rate of 9% per annum on the outstanding principal amount is paid monthly. Interest at the rate of 3% per annum on the outstanding principal amount is accrued monthly and upon accrual is treated as principal for all purposes, including without limitation, the calculation of all interest payments due thereafter, and is payable in full on January 1, 2005.

     The Senior Notes are general unsecured senior obligations of the Company. The Indenture for the Senior Notes contains certain covenants which, among other things, limit the ability of the Company to incur liens, incur additional indebtedness, and restrict the Company's ability to declare dividends.

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

                           BRAUN'S FASHIONS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3 -- LONG-TERM DEBT (CONTINUED)

     Loans under the Norwest Revolver bear interest at Norwest's base rate plus 3/4%, subject to a rate reduction provision based on the Company's performance (as described in the Norwest Revolver). Due to the Company's financial performance, the interest rate at February 28, 1998 was Norwest's base rate plus 1/4% or 8-3/4%. Interest is payable monthly in arrears. The Norwest Revolver carries commitment fees of 1/4% of the difference between $5 million and the average amount outstanding under the facility (including letters of credit). If the average amount outstanding under the facility (including letters of credit) is between $5 million and $7.5 million, the commitment fee is based on the difference between $7.5 million and the average amount outstanding under the facility (including letters of credit) and if the average amount outstanding (including of letters of credit) is in excess of $7.5 million, the commitment fee is based on the difference between $10 million and the average amount outstanding under the facility (including letters of credit). This facility is secured by substantially all of the Company's assets. The borrowing base at February 28, 1998, was $6.5 million. As of February 28, 1998, the Company had no borrowings and outstanding letters of credit in the amount of $1.9 million under the Norwest Revolver. Accordingly, the availability of revolving credit loans under the Norwest Revolver was $4.6 million at that date.

     The Norwest Revolver contains certain restrictive covenants, including limitations on capital expenditures, restrictions on incurring additional indebtedness, limitations on certain types of investments and prohibitions on paying dividends. The Norwest Revolver also requires the Company to maintain certain financial ratios.


Outstanding debt consists of the following:



                                                               FEBRUARY 28,     MARCH 1,
                                                                   1998          1997
                                                               ------------   ------------
          12% Senior Notes . . . . . . . . . . . . . . . . .   $  9,607,247   $ 10,362,952
          Obligation under capital lease . . . . . . . . . .        690,488        919,667
                                                               ------------   ------------
                                                                 10,297,735     11,282,619
          Less:
             Current maturities of 12% Senior Notes. . . . .        431,938        679,778
             Current maturities of capital lease obligation         249,486        229,179
                                                               ------------   ------------
          Long-term debt . . . . . . . . . . . . . . . . . .   $  9,616,311   $ 10,373,662
                                                               ------------   ------------
                                                               ------------   ------------

     Principal repayments on the 12% Senior Notes occur annually on the first of every calendar year. Minimum principal payments, including interest added to principal which is due in 2005, are as follows: 1999 - $431,938, 2000 - $803,902, 2001 - $875,752, 2002 - $958,207, 2003 - $1,040,074, 2004 - $1,133,443
and 2005 - $6,031,476.

     The Company was not required to pay interest on its prepetition debt during its Chapter 11 Bankruptcy proceedings. If the Company had been required to pay interest on its prepetition debt, contractual interest expense net of interest income for the year ended March 1, 1997, would have totaled approximately $1.2 million.

     During fiscal 1998, the Company purchased $1,033,000 principal face amount of its Senior Notes at a discount from par. The purchase resulted in an extraordinary gain of $115,872, net of tax, and satisfied all of the January 1, 1998, and a portion of the January 1, 1999 redemption requirement.

                            BRAUN'S FASHIONS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 -- STOCK OPTION PLANS
     In 1987, the Company adopted the 1987 Stock Incentive Plan which, as amended, provided for the granting of options to purchase up to 710,000 shares of common stock. Option grants include qualified and non-qualified grants vesting over zero to 4 years. Options are exercisable up to ten years from the date of grant and are granted at a price not less than 100% of the fair market value of the shares on the date of grant. In June 1996, the Company repriced previously granted employee options to purchase up to 358,200 shares of the Company's common stock. The initial exercise price of these options was $7.00 per share and was reset to $2.00, $3.00, or $4.00 per share. The closing price of the Company's common stock at the date of the repricing was $1.56 per share. The 1987 Stock Incentive Plan terminated on September 11, 1997 and no new options may be granted under that plan after that date.

     In July 1997, the Company's shareholders approved the Company's 1997 Stock Incentive Plan to replace the 1987 incentive plan. Under the 1997 Stock Incentive Plan options to purchase up to 300,000 shares of common stock are available for grant. No options had been granted under the 1997 Inventive Plan, as of February 28, 1998. The 1997 Incentive Plan permits the granting of qualified incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code and non-qualified stock options. Options are to be granted at a price not less than 100% of the fair market value of the Company's common stock on the option grant date.

     The Company established the 1992 Director Stock Option Plan, effective March 1992. This plan provides for options to purchase 40,000 shares of common stock, all of which shares have been granted. In June 1996, the Company repriced previously granted director options to purchase up to 40,000 shares of the Company's common stock. The initial exercise price of these options was $6.00 or $7.00 per share and was reset to $3.00. The closing price of the Company's common stock at the date of the repricing was $1.56 per share. The options vested one-third upon issuance and one-third over the next two years in annual installments of one-third per year. Vested options are exercisable for ten years from the date of grant.

     In fiscal 1998, the Company granted to non-employee members of its Board of Directors, subject to shareholder approval, options to purchase 60,000 shares of the Company's common stock. The exercise price of these options is $8.75, equal to the fair market value of the common stock on the date of the grant. Accordingly, no compensation expense was recognized on the issuance of these options. The options vest over three years and are exercisable for ten years from the grant date.

     During fiscal 1998, compensation expense of $518,000 was recognized relating to the accelerated vesting of 166,000 options in connection with the implementation of the Company's management succession plan. The compensation expense was calculated as the difference between the exercise price and the fair market value of the Company's common stock on the date on which the vesting of options were accelerated.

     The Company has elected to recognize compensation cost for its stock based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Generally, no compensation expense is recognized for stock options with exercise prices equal to the market value of the underlying shares of stock at the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." If compensation cost for these plans had been determined based on the fair value methodology prescribed by SFAS No. 123, the Company's net earnings and earnings per share in fiscal 1998 and 1997 would have been reduced to the pro forma amounts indicated below. Pro forma amounts of net income and earnings per share reflecting compensation cost under SFAS No. 123 have not been presented for fiscal 1996 because the compensation cost is not material.

                            BRAUN'S FASHIONS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                                    1998           1997
          ---------------------------------------------------------------------------------
          Net income (loss) - as reported                        $4,401,331     $ (620,994)
          Net income (loss) - pro forma                          $4,239,092     $ (686,827)
          Net income (loss) per diluted share - as reported      $     0.91     $    (0.15)
          Net income (loss) per diluted share  - pro forma       $     0.88     $    (0.17)

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

     The following weighted-average assumptions were used for grants in 1998 and 1997:


                                                                   1998           1997
          --------------------------------------------------------------------------------
          Dividend yield                                           0.00%          0.00%
          Expected volatility                                     42.85%         57.32%
          Risk-free interest rate                             5.99% - 6.11%  5.99% - 6.50%
          Expected lives                                       4.31 Years       3 Years

                            BRAUN'S FASHIONS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 -- STOCK OPTION PLANS AND WARRANTS (CONTINUED)
     The following summarizes stock option transactions:


                                                 YEAR ENDED                    YEAR ENDED                    YEAR ENDED
                                              FEBRUARY 28, 1998               MARCH 1, 1997                 MARCH 2, 1996
                                           ----------------------        ----------------------        ----------------------
                                                       WEIGHTED                     WEIGHTED                      WEIGHTED
                                                       AVERAGE                      AVERAGE                       AVERAGE
                                           SHARES   EXERCISE PRICE       SHARES  EXERCISE PRICE        SHARES  EXERCISE PRICE
                                           -------  --------------       ------- --------------        ------- --------------
Outstanding, beginning of period           519,400          $3.26        408,320          $6.52        399,560          $6.51
Granted                                    175,000           8.75        176,000           3.83         35,000           7.00
Reissued                                        --             --        358,200           3.00             --             --
Exercised                                  (84,139)          3.15        (21,760)          0.91         (2,040)          1.45
Cancelled                                  (50,733)          4.13       (401,360)          6.85        (24,200)          7.00
                                          --------       --------       --------       --------       --------       --------
Outstanding, end of period                 559,528          $4.92        519,400          $3.26        408,320          $6.52
                                          --------       --------       --------       --------       --------       --------
                                          --------       --------       --------       --------       --------       --------
Exercisable, end of period                 204,501          $3.21         23,914          $2.60        267,880          $6.31
                                          --------       --------       --------       --------       --------       --------
                                          --------       --------       --------       --------       --------       --------
Available for grant, end of period         300,000                       184,320                       117,160
                                          --------                      --------                      --------
                                          --------                      --------                      --------
Weighted average fair value
     of options granted                      $8.75                         $2.80                         $3.23
                                          --------                      --------                      --------
                                          --------                      --------                      --------

The following summarizes stock options outstanding and options exercisable at February 28, 1998:



                                       OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                         ---------------------------------------------------         -------------------------------
                                           WEIGHTED             WEIGHTED                                WEIGHTED
    RANGE OF                NUMBER     AVERAGE REMAINING         AVERAGE                NUMBER           AVERAGE
 EXERCISE PRICES         OUTSTANDING    CONTRACTUAL LIFE      EXERCISE PRICE         EXERCISABLE      EXERCISE PRICE
 ---------------         -----------   -----------------      --------------         -----------      --------------
  $1.25 - $3.75             254,028                8.34               $2.54             109,001               $2.20
  $3.76 - $8.75             305,500                8.95                6.90              95,500               $4.36
                        -----------   -----------------      --------------         -----------      --------------
                            559,528                8.67               $4.92             204,501               $3.21
                        -----------   -----------------      --------------         -----------      --------------
                        -----------   -----------------      --------------         -----------      --------------

NOTE 5 -- INCOME TAXES
     The provision (benefit) for income taxes for the fiscal years ended February 28, 1998, March 1, 1997 and March 2,
1996 consisted of:


                                                          1998           1997           1996
                                                     ------------   ------------   ------------
     Current
       Federal . . . . . . . . . . . . . . . . . .   $  2,389,227   $   (917,043)  $   (791,836)
       State . . . . . . . . . . . . . . . . . . .        100,000         20,000        (23,000)
                                                     ------------   ------------   ------------
     Current tax expense (benefit) . . . . . . . .      2,489,227       (897,043)      (814,836)
     Deferred. . . . . . . . . . . . . . . . . . .        260,744     (1,998,103)     1,743,957
                                                     ------------   ------------   ------------
     Provision (benefit) for income tax  . . . . .   $  2,749,971   $ (2,895,146)  $    929,121
                                                     ------------   ------------   ------------
                                                     ------------   ------------   ------------

                            BRAUN'S FASHIONS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company's effective income tax rate for fiscal years ended February 28, 1998, March 1, 1997, and March 2, 1996 , differs from the federal income tax rate due to the following:


                                                            1998           1997           1996
                                                           ------         ------         ------
     Federal income tax at statutory rate. . . . .          34.0%          (34.0)%        (34.0)%
     State income tax (net of federal benefit) . .           0.9             0.4           (0.6)
     Valuation allowance . . . . . . . . . . . . .            --           (50.9)          70.7
     Accelerated vesting of stock options. . . . .           2.0              --             --
     Other . . . . . . . . . . . . . . . . . . . .           2.2             2.2            0.6
                                                           ------         ------         ------
                                                            39.1%          (82.3)%        36.7%

     The net deferred tax assets included in the consolidated balance sheet as of February 28, 1998 and March 1, 1997 are as follows:

                                                     FEBRUARY 28,     MARCH 1,
                                                        1998            1997
                                                     ------------   ------------
     NOL carryforward. . . . . . . . . . . . . . .   $         --   $    285,998
     Vacation accrual. . . . . . . . . . . . . . .        180,200        143,726
     Inventory . . . . . . . . . . . . . . . . . .        136,438        117,785
     Other . . . . . . . . . . . . . . . . . . . .          5,932        252,443
                                                     ------------   ------------
        Current deferred tax assets  . . . . . . .        322,570        799,952
                                                     ------------   ------------

     Depreciation. . . . . . . . . . . . . . . . .        615,784        509,793
     Accrued rent obligation . . . . . . . . . . .        345,969        304,726
     Other . . . . . . . . . . . . . . . . . . . .        453,036        383,632
                                                     ------------   ------------
        Long-term deferred tax assets. . . . . . .      1,414,789      1,198,151
                                                     ------------   ------------
        Total deferred tax assets. . . . . . . . .   $  1,737,359   $  1,998,103
                                                     ------------   ------------
                                                     ------------   ------------

     Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income.

NOTE 6 -- EMPLOYEE BENEFIT PLANS
     Effective March 3, 1991, the Company established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for the benefit of all employees who meet certain eligibility requirements, primarily age and length of service. The plan allows eligible employees to invest from 1% to 16% of their compensation. Annually, the Company's Board of Directors approves a discretionary matching contribution up to a maximum of 25% of the first 6% of the participants' pre-tax contributions. Such contributions are based principally on Company performance. Company contributions made for the fiscal years ended February 28, 1998, March 1, 1997 and March 2, 1996 were $55,954, $56,993, and $28,188, respectively.

     The Company does not offer any other post-retirement, post-employment or pension benefits to directors or employees.

                            BRAUN'S FASHIONS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 -- LEASE COMMITMENTS
     The Company leases its computer equipment, office and warehouse facility, vehicles and each of its store locations, all of which are accounted for as operating leases. The store lease terms, including rental period, renewal options, escalation clauses and rent as a percentage of sales, vary among the leases. Most store leases require the Company to pay real estate taxes and common area maintenance charges.


     Total rental expense for all leases was as follows:                    FISCAL YEAR ENDED
                                                               ------------------------------------------
                                                               FEBRUARY 28,     MARCH 1,       MARCH 2,
                                                                  1998           1997           1996
                                                               ------------   ------------   ------------
     Minimum rent. . . . . . . . . . . . . . . . . . . . . .   $  4,726,654   $  6,219,379   $  7,745,859
     Contingent rent -- based on a percentage of sales . . .      2,109,262      1,443,340        580,350
     Maintenance, taxes and insurance. . . . . . . . . . . .      2,667,097      3,367,817      4,368,948
                                                               ------------   ------------   ------------
                                                               $  9,503,013   $ 11,030,536   $ 12,695,157
                                                               ------------   ------------   ------------
                                                               ------------   ------------   ------------

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

     The Company subleases 80,000 square feet of warehouse space in its distribution center to a third party under an agreement which commenced October 1, 1997. Under the agreement, the Company will receive minimum rent of; 14,667 per month from October 1, 1997 through August 31, 1998; $21,667 per month from September 1, 1998 to August 31, 1999 and $24,667 per month from September 1, 1999 to August 31, 2000. The subtenant may extend the lease for two options periods. Rent for the first three year option period would be $26,480 per month. Rent for the second option period of one year and nine months would be $29,790 per month. The subtenant was also required to reimburse the Company for property taxes, utilities and other operating costs of the subleased portion of the facility.

     Under a second sublease effective September 1, 1997 and expiring on May 31, 2005, the Company subleases 33,000 square feet of warehouse and office space to a third party. Under the agreement the Company will receive annual minimum rent of $132,000. The subtenant is also required to reimburse the Company for property taxes, utilities and other operating costs of the subleased portion of the facility.

     Future minimum rental commitments for all leases are as follows:


                                                CAPITAL
                                                 LEASE                          OPERATING LEASES
                                              ----------  ---------------------------------------------------------
                                                 POS         RETAIL         OFFICE/
                                               REGISTER      STORE         WAREHOUSE
FISCAL YEAR                                   EQUIPMENT    FACILITIES     FACILITIES        OTHER          TOTAL
                                             ----------   ------------    -----------    -----------   ------------
1999 . . . . . . . . . . . . . . . . . .     $  298,723   $  4,671,414    $   224,570    $   104,270   $  5,000,254
2000 . . . . . . . . . . . . . . . . . .        298,723      4,587,069        201,029         97,725      4,885,823
2001 . . . . . . . . . . . . . . . . . .        174,255      4,432,998        321,187         12,523      4,766,708
2002 . . . . . . . . . . . . . . . . . .             --      4,324,971        493,854             --      4,818,825
2003 . . . . . . . . . . . . . . . . . .             --      3,647,388        520,971             --      4,168,359
Thereafter . . . . . . . . . . . . . . .             --      7,479,196      1,274,855             --      8,754,051
                                             ----------   ------------    -----------    -----------   ------------
   Total minimum lease payments. . . . .    $   771,701    $29,143,036     $3,036,466       $214,518    $32,394,020
                                             ----------   ------------    -----------    -----------   ------------
                                             ----------   ------------    -----------    -----------   ------------

Less: Amount representing interest . . .         81,213
                                             ----------
Present value of minimum capital
  lease payments . . . . . . . . . . . .        690,488
                                             ----------

Less: Current maturities . . . . . . . .        249,486
                                             ----------

Obligation under capital lease,
less current maturities. . . . . . . . .     $  441,002
                                             ----------
                                             ----------

                            BRAUN'S FASHIONS CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 -- NONRECURRING EXPENSE

     In February 1998, the Company completed the implementation of its management succession plan. As a result of the plan, Nicholas H. Cook, the Company's Chairman and Chief Executive Officer ("CEO") since 1990, relinquished his CEO responsibilities but will continue to serve as Chairman of the Company's Board of Directors. Herbert D. Froemming, the Company's Vice Chairman, elected to take early retirement. As part of the management succession plan, the Company incurred a one-time, pre-tax expense of $775,000, or $0.13 per diluted share. This charge was primarily non-cash, reflecting the accelerated vesting of previously issued stock options.

NOTE 9 -- RELATED PARTY TRANSACTIONS

     The Company's previous general office and warehouse facility was leased under a 28-year lease commencing June 1, 1981 from a partnership whose partners are current stockholders and former officers of the Company. On September 30, 1996, the Company rejected this lease and a related sublease in the United States Bankruptcy Court. In May 1997, the Company settled the related lease rejection claim for $89,768.

     In previous fiscal years, the Company had consulting agreements with Pennwood Capital Corporation and James J. Fuld, Jr. Corp. These agreements expired on September 1, 1995. These entities are affiliated with two directors who were formerly majority owners of the Company. Under the agreements as amended, the Company received strategic development, management advisory and financial consulting services for an annual fee.

     Total expenses related to transactions with related parties are as follows:

                                                       FISCAL YEAR ENDED
                                            -----------------------------------------
                                           FEBRUARY 28,     MARCH 1,       MARCH 2,
                                              1998            1997          1996
                                           ------------   ------------   ------------
     Cost of sales:
       Rental expense. . . . . . . . . .   $         --   $    143,111   $    245,333
     Selling and administrative:
       Advisory fees and expenses. . . .             --             --         97,632
                                           ------------   ------------   ------------

       Rental expense. . . . . . . . . .             --         71,556        122,667
                                           ------------   ------------   ------------

                                           $         --   $    214,667   $    465,632
                                           ------------   ------------   ------------
                                           ------------   ------------   ------------

                            BRAUN'S FASHIONS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 --  QUARTERLY FINANCIAL DATA (UNAUDITED):


     (IN THOUSANDS, EXCEPT PER SHARE DATA)                                         FISCAL 1998 QUARTERS
                                                                --------------------------------------------------------
                                                                    1ST            2ND            3RD            4TH
                                                                -----------    -----------    -----------    -----------
     Net sales(1). . . . . . . . . . . . . . . . . . . . . .    $    21,842    $    20,939    $    29,466    $    27,289
     Gross profit. . . . . . . . . . . . . . . . . . . . . .          7,659          6,761         11,028          8,977
     Nonrecurring expense(2) . . . . . . . . . . . . . . . .             --             --             --            775
     Operating income (loss) . . . . . . . . . . . . . . . .          1,580            684          4,120          1,342
     Net income (loss) before extraordinary gain . . . . . .            855            300          2,420            710
     Extraordinary gain(3) . . . . . . . . . . . . . . . . .            105              8             --              3
                                                                -----------    -----------    -----------    -----------
     Net income  . . . . . . . . . . . . . . . . . . . . . .    $       960    $       308    $     2,420    $       713
                                                                -----------    -----------    -----------    -----------
                                                                -----------    -----------    -----------    -----------

     Basic per share data:
     Net earnings before extraordinary gain. . . . . . . . .    $      0.20    $      0.07    $      0.54    $      0.15
     Extraordinary gain. . . . . . . . . . . . . . . . . . .           0.02           0.00             --           0.00
                                                                -----------    -----------    -----------    -----------
     Net earnings. . . . . . . . . . . . . . . . . . . . . .    $      0.22    $      0.07    $      0.54    $      0.15
                                                                -----------    -----------    -----------    -----------
                                                                -----------    -----------    -----------    -----------
     Diluted per share data:
     Net earnings before extraordinary gain. . . . . . . . .    $      0.18    $      0.06    $      0.50    $      0.15
     Extraordinary gain. . . . . . . . . . . . . . . . . . .           0.02           0.00             --           0.00
                                                                -----------    -----------    -----------    -----------
     Net earnings  . . . . . . . . . . . . . . . . . . . . .    $      0.20    $      0.06    $      0.50    $      0.15
                                                                -----------    -----------    -----------    -----------
                                                                -----------    -----------    -----------    -----------
     Market price -- high(5) . . . . . . . . . . . . . . . .             10         13 1/4         16 1/8         11 3/4
                  -- low(5). . . . . . . . . . . . . . . . .          6 3/8          7 3/8          7 1/4          7 7/8

                                                                                   FISCAL 1997 QUARTERS
                                                                --------------------------------------------------------
                                                                     1ST            2ND            3RD            4TH
                                                                -----------    -----------    -----------    -----------
     Net sales(1). . . . . . . . . . . . . . . . . . . . . .    $    21,504    $    22,777    $    27,154    $    24,511
     Gross profit. . . . . . . . . . . . . . . . . . . . . .          6,706          5,486         10,113          8,196
     Reorganization expense. . . . . . . . . . . . . . . . .             --          9,070           (899)          (341)
     Operating income (loss) . . . . . . . . . . . . . . . .              7        (10,107)         4,856          2,412
     Net income (loss)(4). . . . . . . . . . . . . . . . . .    $      (218)   $    (9,537)   $     4,830    $     4,304
                                                                -----------    -----------    -----------    -----------
                                                                -----------    -----------    -----------    -----------
     Per share data:
     Basic net earnings (loss) . . . . . . . . . . . . . . .    $    (0.06)    $   (2.51)     $     1.18     $      0.97
                                                                -----------    -----------    -----------    -----------
                                                                -----------    -----------    -----------    -----------
     Diluted net earnings (loss) . . . . . . . . . . . . . .    $    (0.06)    $   (2.51)     $     1.12     $      0.90
                                                                -----------    -----------    -----------    -----------
                                                                -----------    -----------    -----------    -----------
     Market price --  high(5). . . . . . . . . . . . . . . .          1 7/8         3               7 1/8          10
                  --  low(5) . . . . . . . . . . . . . . . .          1             1 1/16          2 3/4           5 5/8

(1) The Company's quarterly net sales show seasonal variation, as sales in the third and fourth quarters, which include the fall and holiday seasons, generally have been higher than sales in the first and second quarters.
(2) In fiscal 1998, the Company recorded a one-time, pre-tax charge of $775,000 or $0.13 per diluted share, related to the implementation of its management succession plan. The majority of this expense was non-cash, related to acceleration of previously issued options.
(3) In fiscal 1998, the Company recorded an extraordinary gain of $116,000 on the purchase at a discount from par of $1,033,000 principal face amount of 12% Senior Notes due 2005.
(4) In the fourth quarter of fiscal 1997, the Company reversed a deferred tax valuation allowance of $1,789,000 as improved operating performance made the future realization of deferred tax assets more likely than not.
(5) The market prices presented above represent the quarterly high and low closing bid quotations of the Company's common stock.

                            BRAUN'S FASHIONS CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 11 -- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income" ("FASB No. 130"), effective in fiscal 1999, establishes standards of disclosure and financial statement display for reporting total comprehensive income and the individual components thereof. Management believes the adoption of FASB No. 130 will not have a material impact on the Company's financial position or results of operations.

     In addition, FASB No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FASB No. 131"), effective in fiscal 1999, establishes new standards for determining reportable segments and for disclosing information regarding each such segment. Management does not believe that the Company has reportable segments and as such will not be required to disclose segment information.

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

                                      PART III

                                      ITEM 10.
                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding the Company's directors required by Item 10 is incorporated herein by reference to the section entitled, "Item 1 - Election of Directors," in the Company's proxy statement for its 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended February 28, 1998. Information regarding the Company's executive officers required by Item 10 is included in Part I of this Annual Report on Form 10-K as permitted by General Instruction G(3) to Form 10-K. Information required by this Item concerning compliance with Section 16(a) of the Securities Act of 1934 is included in the proxy statement under the section entitled "Security Ownership of Certain Beneficial Owners and Management," and such information is incorporated herein by reference.


                                      ITEM 11.
                              EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the section entitled "Compensation of Executive Officers and Directors" in the Company's proxy statement for its 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended February 28, 1998.


                                      ITEM 12.
         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's proxy statement for its 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulations 14A within 120 days of the Company's fiscal year ended February 28, 1998.

                                      ITEM 13.
                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's proxy statement for its 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended February 28, 1998.


                                      PART IV

                                      ITEM 14
          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

     (1)  FINANCIAL STATEMENTS:                                        PAGE
                                                                       ----
          Report of Independent Accountants. . . . . . . . .             16
          Consolidated Balance Sheet . . . . . . . . . . . .             17
          Consolidated Statement of Operations . . . . . . .             18
          Consolidated Statement of Stockholders' Equity . .             19
          Consolidated Statement of Cash Flows . . . . . . .             20
          Notes to Consolidated Financial Statements . . . .             21

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

                                                                    SEQUENTIAL
EXHIBITS                                                              PAGE NO.
                                                                    ----------
+3.1   Restated Certificate of Incorporation of the Company. . .

+3.2   By-Laws of the Company, as amended. . . . . . . . . . . .

+3.3   Articles of Incorporation of BFI. . . . . . . . . . . . .

+3.4   By-laws of BFI. . . . . . . . . . . . . . . . . . . . . .

+10.1  1987 Stock Incentive Plan . . . . . . . . . . . . . . . .

+10.2  Amendment No. 1 to 1987 Stock Incentive Plan. . . . . . .

+10.3  Amendment No. 2 to 1987 Stock Incentive Plan. . . . . . .

+10.4  1992 Director Stock Option Plan . . . . . . . . . . . . .

+10.5  Braun's Fashions, Inc. Retirement Savings Plan. . . . . .

+10.6  Term Lease Master Agreement dated February 28,
       1991 between IBM Credit Corporation and the Company . . .

+10.7  IBM Customer Agreement, dated February 28, 1991
       between International Business Machines Corporation
       and the Company . . . . . . . . . . . . . . . . . . . . .

+10.8  Annual Support Agreement Plan, dated February 27,
       1991 between Retail Interact Software and the
       Company . . . . . . . . . . . . . . . . . . . . . . . . .

+10.9  Sublease Agreement by and between Westburne Supply,
       Inc., United Westburne, Inc. and Braun's Fashions,
       Inc., dated February 16, 1994 . . . . . . . . . . . . . .

+10.10 Side Agreement between Braun's Fashions, Inc.,
       Westburne Supply, Inc. and United Westburne, Inc.
       regarding moving expenses dated February 16, 1994 . . . .


                                                                    SEQUENTIAL
EXHIBITS                                                             PAGE NO.
--------                                                            ----------
+10.11 Tax Sharing Agreement between Braun's Fashions Corporation and Braun's Fashions, Inc. . . . . . . . . . . . . . . .

+10.12 Registrant's press release dated July 2, 1996 relating to the filing of the Registrant's plan of reorganization. .

+10.13 Second Amended Plan of Reorganization dated October 22,
       1996 (the "Plan of Reorganization"). . . . . . . . . . .

+10.14 Motion to Approve Technical Amendment to the Plan of
       Reorganization dated November 19, 1996 . . . . . . . . .

+10.15 Revolving Credit and Security Agreement dated as of
       December 2, 1996 between Norwest Bank Minnesota, National
       Association and Braun's Fashions, Inc. and Braun's
       Fashions Corporation . . . . . . . . . . . . . . . . . .

+10.16 Indenture dated as of December 2, 1996 by and among
       Braun's Fashions Corporation, Braun's Fashions, Inc. and
       Schroder Bank & Trust Company. . . . . . . . . . . . . .

+10.17 1997 Stock Incentive Plan. . . . . . . . . . . . . . . .

*10.18 Management Succession and Separation Agreement by and
       between Braun's Fashions Corporation and Nicholas H. Cook
       dated as of February 26, 1998. . . . . . . . . . . . . .

*10.19 Management Succession and Separation Agreement by and
       between Braun's Fashions Corporation and Herbert D.
       Froemming dated as of February 26, 1998. . . . . . . . .

+22.1  Subsidiaries of Company. . . . . . . . . . . . . . . . .

*27.1  Financial Data Schedule for Fiscal 1998 (submitted for
       SEC use only). . . . . . . . . . . . . . . . . . . . . .

*27.2  Restated Financial Data Schedules for first, second and third quarters of Fiscal 1998 (submitted for SEC use
       only). . . . . . . . . . . . . . . . . . . . . . . . . .

*27.3  Restated Financial Data Schedule for third quarter of
       Fiscal 1997 (submitted for SEC use only) . . . . . . . .

--------------------
       + Previously filed

       * Filed with this report


(b)  REPORTS ON FORM 8-K
     On February 27, 1998, the Company filed a Form 8-K with respect to the implementation of its management succession plan.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 22, 1998.


                                             BRAUN'S FASHIONS CORPORATION


                                             By:       /S/ WILLIAM J. PRANGE
                                                  ------------------------------
                                                         William J. Prange
                                                           PRESIDENT AND
                                                       CHIEF EXECUTIVE OFFICER


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         SIGNATURE                                    TITLE                        DATE
         ---------                                    -----                        ----
    /S/ NICHOLAS H. COOK                Chairman of the Board and Director     May 22, 1998
------------------------------
       Nicholas H. Cook


  /S/ HERBERT D. FROEMMING              Vice Chairman and Director             May 22, 1998
------------------------------
      Herbert D. Froemming


   /S/ WILLIAM J. PRANGE                President and Chief Executive Officer  May 22, 1998
------------------------------          (Principal Executive Officer)
       William J. Prange


    /S/ ANDREW K. MOLLER                Vice President Finance, and            May 22, 1998
------------------------------          Chief Financial Officer (Principal
       Andrew K. Moller                 Financial and Accounting Officer)


     /S/ MARC C. OSTROW                 Director                               May 22, 1998
------------------------------
       Marc C. Ostrow


    /S/ JAMES J. FULD, JR.              Director                               May 22, 1998
------------------------------
     James J. Fuld, Jr.


     /S/ DONALD D.BEELER                Director                               May 22, 1998
------------------------------
       Donald D. Beeler


   /S/ LARRY C. BARENBAUM               Director                               May 22, 1998
------------------------------
     Larry C. Barenbaum
