Form 10-Q
period 1998-05-30
BRAUNS FASHIONS CORP
filed 1998-07-13
CIK 883943

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549
                              --------------------------
                                      FORM 10-Q
(Mark One)

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended May 30, 1998

                                          OR


/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

           For the transition period from________________to_______________.


                             Commission File No. 0-19972


                             BRAUN'S FASHIONS CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                     06-1195422
     (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

                     2400 XENIUM LANE NORTH, PLYMOUTH, MINNESOTA
                       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                        55441
                                      (ZIP CODE)

                                    (612) 551-5000
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                              --------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO
    ---      ---

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES  X    NO
    ---      ---

     As of June 27, 1998, 4,523,393 shares of the registrant's common stock were outstanding.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             BRAUN'S FASHIONS CORPORATION

                              FORM 10-Q QUARTERLY REPORT

                                        INDEX


                                        PART I

                                FINANCIAL INFORMATION



                                                                                 Page
                                                                                 ----

Item 1.   Consolidated Condensed Financial Statements:

          Consolidated Condensed Balance Sheet
          As of May 30, 1998 and February 28, 1998 . . . . . . . . . . . . . . . .  3

          Consolidated Condensed Income Statement
          For the Quarters Ended May 30, 1998 and May 31, 1997 . . . . . . . . . . .4

          Consolidated Condensed Statement of Cash Flows
          For the Quarters Ended May 30, 1998 and May 31, 1997 . . . . . . . . . . .5

          Notes to Consolidated Condensed Financial Statements . . . . . . . . . . .6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . . . . . . . . . . .7


Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk. . . . . . . . . . . . . . . . . . . . . . . . . . . . .9


                                        PART 2

                                  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . . . 10

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . 10

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . 10

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . 10

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                            BRAUN'S FASHIONS CORPORATION
                        CONSOLIDATED CONDENSED BALANCE SHEET


                                   ASSETS
                                                                                      MAY 30,     FEBRUARY 28,
                                                                                       1998           1998
                                                                                   (Unaudited)      (Audited)
                                                                                   ------------   ------------
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .         $ 15,692,854   $ 15,848,439
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .              821,146        847,746
     Merchandise inventory . . . . . . . . . . . . . . . . . . . . . . . .           10,184,672     10,735,681
     Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .              303,814        414,341
     Current deferred tax asset. . . . . . . . . . . . . . . . . . . . . .              322,570        322,570
                                                                                   ------------   ------------

          Total current assets . . . . . . . . . . . . . . . . . . . . . .           27,325,056     28,168,777

Equipment and improvements, net. . . . . . . . . . . . . . . . . . . . . .           11,023,314     10,943,054

Other assets:
     Long-term deferred tax asset. . . . . . . . . . . . . . . . . . . . .            1,414,789      1,414,789
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              199,141         63,424
                                                                                   ------------   ------------

          Total other assets . . . . . . . . . . . . . . . . . . . . . . .            1,613,930      1,478,213
                                                                                   ------------   ------------

          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 39,962,300   $ 40,590,044
                                                                                   ------------   ------------
                                                                                   ------------   ------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .         $  2,059,632   $  3,666,921
     Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . .            3,708,804      4,461,532
     Current maturities of long-term debt. . . . . . . . . . . . . . . . .              686,776        681,424
     Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . .              830,606        186,982
                                                                                   ------------   ------------

          Total current liabilities. . . . . . . . . . . . . . . . . . . .            7,285,818      8,996,859

Long-term liabilities:
     Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .            9,622,793      9,616,311
     Accrued rent obligation . . . . . . . . . . . . . . . . . . . . . . .            1,007,761      1,017,556
                                                                                   ------------   ------------

          Total long-term liabilities. . . . . . . . . . . . . . . . . . .           10,630,554     10,633,867

Stockholders' equity:
     Preferred stock-$0.01 par value, 1,000,000 shares authorized;
          none outstanding . . . . . . . . . . . . . . . . . . . . . . . .                   --             --
     Common stock-$0.01 par value, 9,000,000 shares authorized;
          4,523,393 shares issued and outstanding at May 30, 1998
          and February 28, 1998. . . . . . . . . . . . . . . . . . . . . .               45,234         45,234
     Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . .           28,596,847     28,588,350
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . .           (6,596,153)    (7,674,266)
                                                                                   ------------   ------------

          Total stockholders' equity . . . . . . . . . . . . . . . . . . .           22,045,928     20,959,318
                                                                                   ------------   ------------

          Total liabilities and stockholders' equity . . . . . . . . . . .         $ 39,962,300   $ 40,590,044
                                                                                   ------------   ------------
                                                                                   ------------   ------------

       See accompanying notes to consolidated condensed financial statements.

                            BRAUN'S FASHIONS CORPORATION
                        CONSOLIDATED CONDENSED INCOME STATEMENT
                                    (Unaudited)

                                                                                           QUARTER ENDED
                                                                                   ---------------------------
                                                                                      MAY 30,        MAY 31,
                                                                                       1998            1997
                                                                                   ------------   ------------
Net sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 25,002,626   $ 21,841,691

Cost of sales:
     Merchandise, buying and occupancy . . . . . . . . . . . . . . . . . .           16,329,319     14,182,902
                                                                                   ------------   ------------

     Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            8,673,307      7,658,789

Selling, general and administrative expenses . . . . . . . . . . . . . . .            6,158,688      5,472,334
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              659,158        606,043
                                                                                   ------------   ------------

     Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . .            1,855,461      1,580,412

Interest, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              116,571        200,498
                                                                                   ------------   ------------

     Income before income taxes and extraordinary gain . . . . . . . . . .            1,738,890      1,379,914

Income tax provision . . . . . . . . . . . . . . . . . . . . . . . . . . .              660,778        524,367
                                                                                   ------------   ------------

     Net income before extraordinary gain. . . . . . . . . . . . . . . . .            1,078,112        855,547

Extraordinary gain . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   --        104,720
                                                                                   ------------   ------------

     Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  1,078,112   $    960,267
                                                                                   ------------   ------------
                                                                                   ------------   ------------

Basic earnings per common share:
     Net income before extraordinary gain. . . . . . . . . . . . . . . . .         $       0.24   $       0.20
     Extraordinary gain. . . . . . . . . . . . . . . . . . . . . . . . . .                   --           0.02
                                                                                   ------------   ------------

     Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $       0.24   $       0.22
                                                                                   ------------   ------------
                                                                                   ------------   ------------

     Weighted average common shares outstanding. . . . . . . . . . . . . .            4,523,393      4,432,588
                                                                                   ------------   ------------
                                                                                   ------------   ------------

Diluted earnings per common share:
     Net income before extraordinary gain. . . . . . . . . . . . . . . . .         $       0.22   $       0.18
     Extraordinary gain. . . . . . . . . . . . . . . . . . . . . . . . . .                   --           0.02
                                                                                   ------------   ------------

     Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $       0.22   $       0.20
                                                                                   ------------   ------------
                                                                                   ------------   ------------

     Weighted average common and common equivalent shares outstanding  . .            4,874,940      4,776,700
                                                                                   ------------   ------------
                                                                                   ------------   ------------

       See accompanying notes to consolidated condensed financial statements.

                            BRAUN'S FASHIONS CORPORATION
                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                     (Unaudited)


                                                                                     QUARTER ENDED
                                                                             ----------------------------
                                                                                 MAY 30,        MAY 31,
                                                                                  1998           1997
                                                                             -------------   ------------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   1,078,112   $    960,267
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . .         659,158        606,043
  Extraordinary gain from early extinguishment of debt . . . . . . . . . .              --       (168,903)
  (Gain) loss on disposals of equipment, net . . . . . . . . . . . . . . .          (2,500)        (5,595)
  (Increase) decrease in deferred tax asset. . . . . . . . . . . . . . . .              --        285,998
  Increase (decrease) in accrued rent obligation . . . . . . . . . . . . .          (9,795)        65,525
Changes in operating assets and liabilities:
  (Increase) decrease in merchandise inventory,
     prepaid expenses, receivables and other . . . . . . . . . . . . . . .         552,419     (1,307,400)
  Increase (decrease) in accounts payable,
     accrued liabilities and income taxes payable. . . . . . . . . . . . .      (1,716,393)      (388,554)
                                                                             -------------   ------------

     Net cash provided by operating activities . . . . . . . . . . . . . .         561,001         47,381

Cash flows from investing activities:
  Purchase of equipment and improvements . . . . . . . . . . . . . . . . .        (739,418)      (599,147)
  Proceeds from sale of equipment. . . . . . . . . . . . . . . . . . . . .           2,500         14,225
                                                                             -------------   ------------

     Net cash used in investing activities . . . . . . . . . . . . . . . .        (736,918)      (584,922)

Cash flows from financing activities:
  Redemption of 12% Senior Notes . . . . . . . . . . . . . . . . . . . . .              --       (640,000)
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . .         (60,400)       (55,483)
  Interest on 12% Senior Notes added to principal. . . . . . . . . . . . .          72,234         75,894
  Income tax benefit on exercise of stock options. . . . . . . . . . . . .           8,498             --
                                                                             -------------   ------------

     Net cash provided by (used in) financing activities . . . . . . . . .          20,332       (619,589)
                                                                             -------------   ------------

Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . .        (155,585)    (1,157,130)

Cash and cash equivalents at beginning of year . . . . . . . . . . . . . .      15,848,439     10,913,716
                                                                             -------------   ------------

Cash and cash equivalents at end of period . . . . . . . . . . . . . . . .   $  15,692,854   $  9,756,586
                                                                             -------------   ------------
                                                                             -------------   ------------



        See accompanying notes to consolidated condensed financial statements.

                             BRAUN'S FASHIONS CORPORATION
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The financial statements included in this Form 10-Q have been prepared by Braun's Fashions Corporation and subsidiary (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998.

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

NOTE 2 -- NET INCOME PER SHARE

     In fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FASB No. 128"). Under FASB No. 128, basic earnings per share ("EPS") is computed based on the weighted average number of shares of common stock outstanding during the applicable periods while diluted EPS is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding.

     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:



                                                                           QUARTER ENDED
                                              -------------------------------------------------------------------------
                                                     MAY 30, 1998                           MAY 31, 1997
                                              ------------------------      -------------------------------------------
                                                                                           NET INCOME      NET INCOME
                                                                                             BEFORE           AFTER
                                                                NET                       EXTRAORDINARY   EXTRAORDINARY
                                                SHARES         INCOME       SHARES            GAIN            GAIN
                                              ---------        ------      ---------      -------------   -------------
Basic EPS                                     4,523,393         $0.24      4,432,588          $ 0.20         $ 0.22

Effect of dilutive stock options                351,547         (0.02)       344,112           (0.02)         (0.02)
                                              ---------        ------      ---------      -------------   -------------

Diluted EPS                                   4,874,940         $0.22      4,776,700          $ 0.18         $ 0.20
                                              ---------        ------      ---------      -------------   -------------
                                              ---------        ------      ---------      -------------   -------------



NOTE 3 -- ACCOUNTING PRONOUNCEMENT

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FASB No, 130"), establishes standards of disclosure and financial statement display for reporting total comprehensive income and the individual components thereof in a full set of general-purpose financial statements. The adoption of this standard in the first quarter of fiscal 1999 had no impact on the Company's financial statements.

                                       ITEM 2.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
     Braun's Fashions Corporation is a Minneapolis-based regional retailer of women's specialty apparel, which operates through its wholly-owned subsidiary, Braun's Fashions, Inc. As of June 27, 1998, the Company operated 185 stores in 20 states, primarily in the Midwest. The Company's stores offer coordinated assortments of moderately priced sportswear, sweaters, dresses and accessories.

RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, certain items from the Company's operating statement data expressed as a percentage of net sales.


                                                        QUARTER ENDED
                                                  ---------------------------
                                                  MAY 30, 1998   MAY 31, 1997
                                                  ------------   ------------

     Net sales . . . . . . . . . . . . . . . . . .  100.0%         100.0%
     Merchandise, buying and occupancy . . . . . .   65.3           64.9
                                                     ----           ----
     Gross profit. . . . . . . . . . . . . . . . .   34.7           35.1
     Selling, general and administrative . . . . .   24.6           25.1
     Depreciation and amortization . . . . . . . .    2.7            2.8
                                                     ----           ----
     Operating income. . . . . . . . . . . . . . .    7.4            7.2
     Interest, net . . . . . . . . . . . . . . . .    0.5            0.9
                                                     ----           ----
     Income before income taxes and extraordinary
       gain. . . . . . . . . . . . . . . . . . . .    6.9            6.3
     Income tax provision. . . . . . . . . . . . .    2.6            2.4
                                                     ----           ----
     Net income before extraordinary gain. . . . .    4.3            3.9
     Extraordinary gain. . . . . . . . . . . . . .     --            0.5
                                                     ----           ----
     Net income. . . . . . . . . . . . . . . . . .    4.3%           4.4%
                                                     ----           ----
                                                     ----           ----


          QUARTER ENDED MAY 30, 1998 COMPARED TO QUARTER ENDED MAY 31, 1997.

     NET SALES. Net sales for the quarter ended May 30, 1998, were $25.0 million, an increase of 14% from $21.8 million for the quarter ended May 31, 1997. The increase in sales was attributable to a 9% increase in same-store sales combined with an increase in the number of stores operated by the Company. The Company operated 186 stores at May 30, 1998 compared to 170 at May 31, 1997.

     GROSS PROFIT. Gross profit, which is net sales less cost of merchandise and buying and occupancy expenses, was $8.7 million or 34.7% of net sales during the first quarter of fiscal 1999 compared to $7.7 million or 35.1% of net sales during the same period in fiscal 1998. Gross margin as a percent of net sales decreased slightly as dresses, which have a lower margin than other product lines, represented a greater part of the sales mix in the first quarter than a year ago.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first quarter of fiscal 1999 was $6.2 million or 24.6% of net sales compared to $5.5 million or 25.1% of net sales in the first quarter of fiscal 1998. The decrease as a percent of net sales was a result of leveraging associated with increased sales.

     OPERATING INCOME. Operating income for the quarter ended May 30, 1998, was $1.9 million or 7.4% of net sales compared to operating income of $1.6 million or 7.2% of net sales in the quarter ended May 31, 1997.

     INTEREST, NET. Net interest decreased by $83,927 from $200,498 in the first quarter of fiscal 1998 to $116,571 in the current year's quarter. This decrease was primarily due to the Company's improved cash flow which resulted in increased income from investments.

     INCOME TAXES. Income tax expense in the first quarter of fiscal 1999 was $660,778 compared to $524,367 in the first quarter of fiscal 1998.

     EXTRAORDINARY GAIN. In April 1997, the Company purchased $800,000 principal face amount of its 12% Senior Notes at a 20% discount from par. This resulted in the recognition of an extraordinary gain on the early extinguishment of debt, net of tax, of $104,720 or 0.5% of net sales.

     NET INCOME. As a result of the foregoing factors, net income for the quarter ended May 30, 1998 was $1.1 million or 4.3% of net sales compared to $1.0 million or 4.4% of net sales for the quarter ended May 31, 1997.

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

     Net cash provided by operating activities totaled $561,000 for the first three months of fiscal 1999. Cash was used to finance $739,000 of capital expenditures to open eight new stores and for other miscellaneous capital expenditures. During the remainder of the fiscal year the Company intends to spend approximately $5.5 million on capital expenditures to open 17 additional new stores, to complete nine major remodels and to install new computer software. Management expects its cash on hand combined with cash flow from operations to be sufficient to meet its capital expenditure and working capital requirements and its other needs for liquidity during the year.

     In December 1996, the Company entered into a borrowing agreement with Norwest Bank Minnesota, National Association (the "Norwest Revolver") expiring April 1, 1999. In the first quarter of fiscal 1999, the Company initiated discussions with Norwest regarding a new revolving credit facility to replace the Norwest Revolver upon its expiration.

     The Norwest Revolver provides the Company with revolving credit loans and letters of credit up to $10 million, subject to a borrowing base formula. Loans under the Norwest Revolver bear interest at Norwest's base rate plus 3/4%, subject to a rate reduction provision based on the financial performance of the Company (as described in the Norwest Revolver). Due to the Company's financial performance the interest rate at June 27, 1998 was Norwest's base rate plus 1/4% or 8-3/4%. Interest is payable monthly in arrears.

     The Norwest Revolver carries commitment fees of 1/4% of the difference between $5 million and the average amount outstanding under the facility (including letters of credit). If the average amount outstanding under the facility (including letters of credit) is between $5 million and $7.5 million, the commitment fee shall be based on the difference between $7.5 million and the average amount outstanding under the facility (including letters of credit) and if the average amount outstanding (including letters of credit) is in excess of $7.5 million, the commitment fee is on the difference between $10 million and the average amount outstanding under the facility (including letters of credit). This facility is secured by substantially all of the Company's assets. The borrowing base at June 27, 1998, was $6.6 million. As of June 27, 1998, the Company had no borrowings and outstanding letters of credit in the amount of $2.4 million under the Norwest Revolver. Accordingly, the availability of revolving credit loans under the Norwest Revolver was $4.2 million at that date.

     The Norwest Revolver contains certain restrictive covenants, including a limitation on capital expenditures, restrictions on incurring additional indebtedness, limitations on certain types of investments and prohibitions on paying dividends, as well as requiring the maintenance of certain financial ratios.

     In December 1996, the Company issued $10,300,200 of public debt in the form of 12% Senior Notes (the "Senior Notes") due January, 2005 pursuant to an Indenture dated as of December 2, 1996. The principal amount of the Senior Notes bears interest at the rate of 12% per annum. Interest at the rate of 9% per annum on the outstanding principal amount is to be paid monthly on the last day of each calendar month until all amounts due and owing on the Senior Notes and under the Indenture have been paid in full. Interest at the rate of 3% per annum on the outstanding principal amount shall accrue monthly and shall, upon accrual, be treated as principal for all purposes, including without limitation, the calculation of all interest payments due thereafter, and shall be payable in full on January 1, 2005.

     The Senior Notes are general unsecured senior obligations of the Company. The Indenture for the Senior Notes contains certain covenants which, among other things, limit the ability of the Company to incur liens, incur additional indebtedness, and restrict the Company's ability to declare dividends.

     During fiscal 1998, the Company purchased $1,033,000 principal face amount of its Senior Notes at a discount from par. The purchase resulted in an extraordinary gain of $115,000, net of tax, and satisfied all of the January 1, 1998, and a portion of the January 1, 1999 redemption requirements. The remaining scheduled principal payments, due January 1 of the following years, are as follows: 1999 - $431,938, 2000 - $803,902, 2001 -
$875,752, 2002 - $958,207, 2003 -$1,040,074, 2004 - $1,133,443 and 2005 -
$6,031,476.

     In June 1998, the Company approved the repurchase of up to $2.0 million of the Company's outstanding Senior Notes on the open market at a discount. This is in addition to a $1.0 million repurchase of Senior Notes the Company previously authorized during the first quarter of fiscal 1999.

     The Company is unaware of any environmental liability that would have a material adverse effect on the financial position or the results of operations of the Company.

     The Company purchases approximately 50% of its merchandise from overseas vendors. Since the Company purchases this merchandise using letters of credit denominated in U.S. dollars, primarily from vendors in countries whose currency is pegged to the U.S. dollar, management does not believe the Company will be materially affected by foreign currency fluctuations.

SEASONALITY
     The Company's sales reflect seasonal variation as sales in the third and fourth quarters, which include the fall and holiday season, generally have been higher than sales in the first and second quarters. Sales generated during the fall and holiday season have a significant impact on the Company's annual results of operations. Quarterly results may fluctuate significantly depending on a number of factors including adverse weather conditions, shifts in the timing of certain holidays and promotional events, timing of new store openings, and customer response to the Company's seasonal merchandise mix.

INFLATION
     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect of the results of operations during the quarters ended May 30, 1998, and May 31, 1997.

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

                                       ITEM 3.
                             QUANTITATIVE AND QUALITATIVE
                             DISCLOSURE ABOUT MARKET RISK

Not Applicable.

                                       PART II.

                                       ITEM 1.
                                  LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.

                                       ITEM 2.
                                CHANGES IN SECURITIES
                                 AND USE OF PROCEEDS

There have been no material modifications to the Company's registered securities.

                                       ITEM 3.
                                    DEFAULTS UPON
                                  SENIOR SECURITIES

There has been no default with respect to any indebtedness of the Company.

                                       ITEM 4.
                              SUBMISSION OF MATTERS TO A
                               VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of fiscal 1999.

                                       ITEM 5.
                                  OTHER INFORMATION

None.

                                       ITEM 6.
                           EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibit
     Exhibit 27 -- Financial Data Schedules (submitted for SEC use only)

(b)  Reports on Form 8-K
     None

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 10, 1998


                                             BRAUN'S FASHIONS CORPORATION


                                        By   /S/ ANDREW K. MOLLER
                                             -------------------------------

                                                  Andrew K. Moller
                                                  Vice President Finance and
                                                  Chief Financial Officer

                                                  Signing on behalf of the
                                                  registrant and as principal
                                                  financial officer.