Form 10-Q
period 1998-08-29
BRAUNS FASHIONS CORP
filed 1998-10-13
CIK 883943

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


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

                    For the quarterly period ended August 29, 1998

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

YES    X     NO
   --------    --------

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES    X     NO
   --------    --------

     As of September 26, 1998, 4,605,994 shares of the registrant's common stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            BRAUN'S FASHIONS CORPORATION

                             FORM 10-Q QUARTERLY REPORT

                                       INDEX


                                        PART I

                                FINANCIAL INFORMATION





Item 1.   Consolidated Condensed Financial Statements:                         Page
                                                                               ----
          Consolidated Condensed Balance Sheet
          As of August 29, 1998 and February 28, 1998. . . . . . . . . . . . . . .3

          Consolidated Condensed Income Statement
          For the Quarters Ended August 29, 1998 and August 30, 1997 . . . . . . .4

          Consolidated Condensed Income Statement
          For the Two Quarters Ended August 29, 1998 and August 30, 1997 . . . . .5

          Consolidated Condensed Statement of Cash Flows
          For the Two Quarters Ended August 29, 1998 and August 30, 1997 . . . . .6

          Notes to Consolidated Condensed Financial Statements . . . . . . . . . .7


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . . . . . . . . . .8


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

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . 12

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . 14

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                            BRAUN'S FASHIONS CORPORATION
                        CONSOLIDATED CONDENSED BALANCE SHEET





                                                       AUGUST 29,        FEBRUARY 28,
                   ASSETS                                1998                1998
                                                      (Unaudited)          (Audited)
                                                    --------------     --------------
Current assets:
  Cash and cash equivalents . . . . . . . . . .     $  14,434,170      $   15,848,439
  Accounts receivable . . . . . . . . . . . . .         1,001,352             847,746
  Merchandise inventory . . . . . . . . . . . .        11,811,682          10,735,681
  Prepaid expenses. . . . . . . . . . . . . . .           409,031             414,341
  Current deferred tax asset. . . . . . . . . .           322,570             322,570
                                                    --------------     --------------

      Total current assets. . . . . . . . . . .        27,978,805          28,168,777

Equipment and improvements, net . . . . . . . .        11,498,920          10,943,054

Other assets:
  Long-term deferred tax asset. . . . . . . . .         1,414,789           1,414,789
  Other . . . . . . . . . . . . . . . . . . . .           201,723              63,424
                                                    --------------     --------------

      Total other assets. . . . . . . . . . . .         1,616,512           1,478,213
                                                    --------------     --------------

      Total assets. . . . . . . . . . . . . . .     $  41,094,237      $   40,590,044
                                                    --------------     --------------
                                                    --------------     --------------

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . .     $   2,486,200     $     3,666,921
  Accrued liabilities . . . . . . . . . . . . .         3,892,305           4,461,532
  Current maturities of long-term debt. . . . .           692,243             681,424
  Income taxes payable. . . . . . . . . . . . .           607,296             186,982
                                                    --------------     --------------
      Total current liabilities . . . . . . . .         7,678,044           8,996,859


Long-term liabilities:
  Long-term debt. . . . . . . . . . . . . . . .         9,628,409           9,616,311
  Accrued rent obligation . . . . . . . . . . .         1,002,712           1,017,556
                                                    --------------     --------------
      Total long-term liabilities . . . . . . .        10,631,121          10,633,867



Stockholders' equity:
  Preferred stock-$0.01 par value, 1,000,000
    shares authorized; none outstanding . . . .                --                  --
  Common stock-$0.01 par value, 9,000,000 shares
    authorized; 4,605,994 and 4,523,393 shares
    issued and outstanding at August 29,
    1998 and February 28, 1998, respectively. .            46,060              45,234
  Additional paid-in capital. . . . . . . . . .        28,831,024          28,588,350
  Accumulated deficit . . . . . . . . . . . . .        (6,092,012)         (7,674,266)
                                                    --------------     --------------
    Total stockholders' equity. . . . . . . . .        22,785,072          20,959,318
                                                    --------------     --------------
    Total liabilities and stockholders' equity.     $  41,094,237      $   40,590,044
                                                    --------------     --------------
                                                    --------------     --------------



       See accompanying notes to consolidated condensed financial statements.

                            BRAUN'S FASHIONS CORPORATION
                      CONSOLIDATED CONDENSED INCOME STATEMENT
                                    (Unaudited)




                                                                       QUARTER ENDED
                                                                 -------------------------
                                                                 AUGUST 29,     AUGUST 30,
                                                                    1998           1997
                                                                 ----------     ----------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . .     $22,942,157    $20,939,042

Cost of sales:
     Merchandise, buying and occupancy. . . . . . . . . . .      15,388,209     14,178,386
                                                                 ----------     ----------

     Gross profit . . . . . . . . . . . . . . . . . . . . .       7,553,948      6,760,656

Selling, general and administrative expenses. . . . . . . .       5,973,893      5,465,407
Depreciation. . . . . . . . . . . . . . . . . . . . . . . .         663,512        611,065
                                                                 ----------     ----------

     Operating income . . . . . . . . . . . . . . . . . . .         916,543        684,184

Interest, net . . . . . . . . . . . . . . . . . . . . . . .         103,412        201,171
                                                                 ----------     ----------

     Income before income taxes and extraordinary gain. . .         813,131        483,013

Income tax provision. . . . . . . . . . . . . . . . . . . .         308,990        183,545
                                                                 ----------     ----------

     Income before extraordinary gain . . . . . . . . . . .         504,141        299,468

Extraordinary gain. . . . . . . . . . . . . . . . . . . . .            --            8,121
                                                                 ----------     ----------

     Net income . . . . . . . . . . . . . . . . . . . . . .     $   504,141    $   307,589
                                                                 ----------     ----------
                                                                 ----------     ----------

Basic earnings per common share:
     Net income before extraordinary gain . . . . . . . . .     $      0.11    $      0.07
     Extraordinary gain . . . . . . . . . . . . . . . . . .            --             0.00
                                                                 ----------     ----------

     Net income . . . . . . . . . . . . . . . . . . . . . .     $      0.11    $      0.07
                                                                 ----------     ----------
                                                                 ----------     ----------

     Weighted average common shares outstanding . . . . . .       4,555,294      4,462,501
                                                                 ----------     ----------
                                                                 ----------     ----------

Diluted earnings per common share:
     Net income before extraordinary gain . . . . . . . . .     $      0.10    $      0.06
     Extraordinary gain . . . . . . . . . . . . . . . . . .            --             0.00
                                                                 ----------     ----------

     Net income . . . . . . . . . . . . . . . . . . . . . .     $      0.10    $      0.06
                                                                 ----------     ----------
                                                                 ----------     ----------

     Weighted average common and common equivalent shares
      outstanding . . . . . . . . . . . . . . . . . . . . .       4,866,221      4,817,933
                                                                 ----------     ----------
                                                                 ----------     ----------




       See accompanying notes to consolidated condensed financial statements.

                            BRAUN'S FASHIONS CORPORATION
                      CONSOLIDATED  CONDENSED INCOME STATEMENT
                                    (Unaudited)




                                                                     TWO QUARTERS ENDED
                                                                 -------------------------
                                                                 AUGUST 29,     AUGUST 30,
                                                                    1998           1997
                                                                 ----------     ----------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . .     $47,944,783    $42,780,733

Cost of sales:
     Merchandise, buying and occupancy. . . . . . . . . . .      31,717,528     28,361,288
                                                                 ----------     ----------

     Gross profit . . . . . . . . . . . . . . . . . . . . .      16,227,255     14,419,445

Selling, general and administrative expenses. . . . . . . .      12,132,581     10,937,741
Depreciation. . . . . . . . . . . . . . . . . . . . . . . .       1,322,670      1,217,108
                                                                 ----------     ----------

     Operating income . . . . . . . . . . . . . . . . . . .       2,772,004      2,264,596

Interest, net . . . . . . . . . . . . . . . . . . . . . . .         219,983        401,669
                                                                 ----------     ----------

     Income before income taxes and extraordinary gain. . .       2,552,021      1,862,927

Income tax provision. . . . . . . . . . . . . . . . . . . .         969,768        707,912
                                                                 ----------     ----------

     Income before extraordinary gain . . . . . . . . . . .       1,582,253      1,155,015

Extraordinary gain. . . . . . . . . . . . . . . . . . . . .            --          112,841
                                                                 ----------     ----------

     Net income . . . . . . . . . . . . . . . . . . . . . .      $1,582,253     $1,267,856
                                                                 ----------     ----------
                                                                 ----------     ----------

Basic earnings per common share:
     Net income before extraordinary gain . . . . . . . . .      $     0.35     $     0.26
     Extraordinary gain . . . . . . . . . . . . . . . . . .            --             0.02
                                                                 ----------     ----------

     Net income . . . . . . . . . . . . . . . . . . . . . .      $     0.35     $     0.28
                                                                 ----------     ----------
                                                                 ----------     ----------

     Weighted average common shares outstanding . . . . . .       4,539,343      4,447,545
                                                                 ----------     ----------
                                                                 ----------     ----------

Diluted earnings per common share:
     Net income before extraordinary gain . . . . . . . . .      $     0.32     $     0.24
     Extraordinary gain . . . . . . . . . . . . . . . . . .            --             0.02
                                                                 ----------     ----------

     Net income . . . . . . . . . . . . . . . . . . . . . .      $     0.32     $     0.26
                                                                 ----------     ----------
                                                                 ----------     ----------

     Weighted average common and common equivalent shares
      outstanding . . . . . . . . . . . . . . . . . . . . .       4,870,580      4,797,316
                                                                 ----------     ----------
                                                                 ----------     ----------



       See accompanying notes to consolidated condensed financial statements.

                             BRAUN'S FASHIONS CORPORATION
                   CONSOLIDATED  CONDENSED STATEMENT OF CASH FLOWS
                                     (Unaudited)




                                                                     TWO QUARTERS ENDED
                                                                 -------------------------
                                                                 AUGUST 29,     AUGUST 30,
                                                                    1998           1997
                                                                -----------     ----------
Cash flows from operating activities:
     Net income . . . . . . . . . . . . . . . . . . . . . .      $1,582,253     $1,267,856
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation and amortization. . . . . . . . . . . . .       1,322,670      1,217,108
     Extraordinary gain from early extinguishment of debt .            --         (182,001)
     (Gain) loss on disposals of equipment, net . . . . . .          (1,686)        (3,838)
     (Increase) decrease in deferred tax asset. . . . . . .            --          285,998
     Increase (decrease) in accrued rent obligation . . . .         (14,844)       144,519
  Changes in operating assets and liabilities:
     (Increase) decrease in merchandise inventory,
        prepaid expenses, receivables and other . . . . . .      (1,362,596)    (3,243,102)
     Increase (decrease) in accounts payable,
        accrued liabilities and income taxes payable. . . .      (1,329,634)      (594,545)
                                                                -----------     ----------

        Net cash provided by (used in) operating activities         196,163     (1,108,005)

Cash flows from investing activities:
     Purchase of equipment and improvements . . . . . . . .      (1,906,850)    (1,980,986)
     Proceeds from sale of equipment. . . . . . . . . . . .          30,000         15,025
                                                                -----------     ----------

        Net cash used in investing activities . . . . . . .      (1,876,850)    (1,965,961)

Cash flows from financing activities:
     Redemption of 12% Senior Notes . . . . . . . . . . . .            --         (748,000)
     Principal payments on long-term debt . . . . . . . . .        (122,095)      (112,158)
     Interest on 12% Senior Notes added to principal. . . .         145,012        159,100
     Exercise of stock options. . . . . . . . . . . . . . .         243,501        209,972
                                                                -----------     ----------

        Net cash provided by (used in) financing activities         266,418       (491,086)
                                                                -----------     ----------

Net decrease in cash and cash equivalents . . . . . . . . .      (1,414,269)    (3,565,052)

Cash and cash equivalents at beginning of year. . . . . . .      15,848,439     10,913,716
                                                                -----------     ----------

Cash and cash equivalents at end of period. . . . . . . . .     $14,434,170     $7,348,664
                                                                -----------     ----------
                                                                -----------     ----------



       See accompanying notes to consolidated condensed financial statements.

                             BRAUN'S FASHIONS CORPORATION
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION

     The financial statements included in this Form 10-Q have been prepared by Braun's Fashions Corporation and its wholly owned subsidiary Braun's Fashions, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998.

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

     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:



                                                             QUARTER ENDED
                                   -------------------------------------------------------------------------
                                        AUGUST 29, 1998                       AUGUST 30, 1997
                                   --------------------------     ------------------------------------------
                                                                                 NET INCOME     NET INCOME
                                                                                   BEFORE         AFTER
                                                       NET                      EXTRAORDINARY  EXTRAORDINARY
                                     SHARES           INCOME        SHARES          GAIN           GAIN
                                   ----------         ------      ---------       --------       --------
Basic EPS                           4,555,294          $0.11      4,462,501       $   0.07       $   0.07

Effect of dilutive stock options      310,927          (0.01)       355,432          (0.01)         (0.01)
                                   ----------         ------      ---------       --------       --------

Diluted EPS                         4,866,221          $0.10      4,817,933       $   0.06       $   0.06
                                   ----------         ------      ---------       --------       --------
                                   ----------         ------      ---------       --------       --------






                                                            TWO QUARTERS ENDED
                                   -------------------------------------------------------------------------
                                        AUGUST 29, 1998                       AUGUST 30, 1997
                                   --------------------------     ------------------------------------------
                                                                                 NET INCOME     NET INCOME
                                                                                   BEFORE         AFTER
                                                       NET                      EXTRAORDINARY  EXTRAORDINARY
                                     SHARES           INCOME        SHARES          GAIN           GAIN
                                   ----------         ------      ---------       --------       --------
Basic EPS                           4,539,343          $0.35      4,447,545       $   0.26       $   0.28

Effect of dilutive stock options      331,237          (0.03)       349,771          (0.02)         (0.02)
                                   ----------         ------      ---------       --------       --------

Diluted EPS                         4,870,580          $0.32      4,797,316       $   0.24       $   0.26
                                   ----------         ------      ---------       --------       --------
                                   ----------         ------      ---------       --------       --------



NOTE 3 -- ACCOUNTING PRONOUNCEMENT

     Statement of Financial Standards Board No. 130, "Reporting Comprehensive Income" ("FASB No. 130"), establishes standards of disclosure and financial statement display for reporting total comprehensive income and the individual components thereof in a full set of general-purpose financial statements. The adoption of this standard had no impact on the Company's financial statements in the first two quarters of fiscal 1999.

NOTE 4 -- LONG-TERM DEBT

     In fiscal 1999, the Company approved the repurchase of up to $3.0 million of the Company's outstanding Senior Notes on the open market at a discount. Including purchases made in September, 1998, the Company has repurchased $1.6 million of its outstanding Senior Notes as of September 26, 1998.


                                      ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
     Braun's Fashions Corporation is a Minneapolis-based regional retailer of women's specialty apparel, which operates through its wholly-owned subsidiary, Braun's Fashions, Inc. As of September 26, 1998, the Company operated 189 stores in 21 states, primarily in the Midwest. The Company's stores offer coordinated assortments of moderately priced sportswear, sweaters, dresses and accessories.

RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, certain items from the Company's operating statement data expressed as a percentage of net sales.




                                                             QUARTER ENDED             TWO QUARTERS ENDED
                                                        ------------------------     -----------------------
                                                        AUGUST 29,    AUGUST 30,     AUGUST 29,   AUGUST 30,
                                                          1998           1997           1998         1997
                                                         ------         ------         ------       ------
Net sales . . . . . . . . . . . . . . . . . . . . . .    100.0%         100.0%         100.0%       100.0%
Merchandise, buying and occupancy . . . . . . . . . .     67.1           67.7           66.2         66.3
                                                         ------         ------         ------       ------
Gross profit. . . . . . . . . . . . . . . . . . . . .     32.9           32.3           33.8         33.7
Selling, general and administrative . . . . . . . . .     26.0           26.1           25.3         25.6
Depreciation and amortization . . . . . . . . . . . .      2.9            2.9            2.7          2.8
                                                         ------         ------         ------       ------
Operating income  . . . . . . . . . . . . . . . . . .      4.0            3.3            5.8          5.3
Interest, net . . . . . . . . . . . . . . . . . . . .      0.5            1.0            0.5          0.9
                                                         ------         ------         ------       ------
Income before income taxes and extraordinary gain . .      3.5            2.3            5.3          4.4
Income tax provision. . . . . . . . . . . . . . . . .      1.3            0.9            2.0          1.7
                                                         ------         ------         ------       ------
Net income before extraordinary gain. . . . . . . . .      2.2            1.4            3.3          2.7
Extraordinary gain. . . . . . . . . . . . . . . . . .       --            0.1             --          0.3
                                                         ------         ------         ------       ------
Net income  . . . . . . . . . . . . . . . . . . . . .      2.2%           1.5%           3.3%         3.0%
                                                         ------         ------         ------       ------
                                                         ------         ------         ------       ------



       QUARTER ENDED AUGUST 29, 1998 COMPARED TO QUARTER ENDED AUGUST 30, 1997.

     NET SALES. Net sales for the quarter ended August 29, 1998, were $22.9 million, an increase of 10% from $20.9 million for the quarter ended August 30, 1997. The increase in sales was attributable to a 2% increase in same-store sales combined with an increase in the number of stores operated by the Company. The Company operated 187 stores at August 29, 1998 compared to 178 at August 30, 1997.

     GROSS PROFIT. Gross profit, which is net sales less cost of merchandise, buying and occupancy expenses, was $7.6 million or 32.9% of net sales during the second quarter of fiscal 1999 compared to $6.8 million or 32.3% of net sales during the same period in fiscal 1998. Gross margin as a percent of net sales increased due to favorable pricing in the cost of merchandise obtained from foreign suppliers.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the second quarter of fiscal 1999 were $6.0 million or 26.0% of net sales compared to $5.5 million or 26.1% of net sales for the second quarter of fiscal 1998. The slight decrease as a percent of net sales was a result of leveraging associated with increased sales.

     OPERATING INCOME. Operating income for the quarter ended August 29, 1998, was $916,543 or 4.0% of net sales compared to operating income of $684,184 or 3.3% of net sales for the quarter ended August 30, 1997.

     INTEREST, NET. Net interest decreased from $201,171 in the second quarter of fiscal 1998 to $103,412 in the current year's quarter. This decrease was primarily due to the Company's higher cash balance which resulted in increased income from investments.

     INCOME TAXES. Income tax expense in the second quarter of fiscal 1999 was $308,990 compared to $183,545 in the second quarter of fiscal 1998.

     EXTRAORDINARY GAIN. During the second quarter of fiscal 1998, the Company purchased $108,000 principal face amount of its 12% Senior Notes at a discount from par. This purchase resulted in the recognition of an extraordinary gain on the early extinguishment of debt, net of tax, of $8,121.

     NET INCOME . As a result of the foregoing factors, net income for the quarter ended August 29, 1998 was $504,141 or 2.2% of net sales compared to $307,589 or 1.5% of net sales for the quarter ended August 30, 1997.


 SIX MONTHS ENDED AUGUST 29, 1998 COMPARED TO SIX MONTHS ENDED AUGUST 30, 1997.

     NET SALES. Net sales for the six months ended August 29, 1998, were $47.9 million, an increase of 12% from $42.8 million for the six months ended August 30, 1997. The increase in sales was attributable to a 5% increase in same-store sales combined with an increase in the number of stores operated by the Company. The Company operated 187 stores at August 29, 1998 compared to 178 at August 30, 1997.

     GROSS PROFIT. Gross profit was $16.2 million or 33.8% of net sales during the first six months of fiscal 1999, compared to $14.4 million or 33.7% of net sales during the same period in fiscal 1998. The slight increase in gross margin as a percent of net sales was due to favorable pricing in the cost of merchandise obtained from foreign suppliers. This increase was offset by a change in the merchandise mix in the first quarter as dresses, which have a lower gross margin than other product lines, represented a greater percentage of sales than in the first quarter of fiscal 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first six months of fiscal 1999 were $12.1 million or 25.3% of net sales compared to $10.9 million or 25.6% of net sales for the first six months of fiscal 1998. The decrease as a percent of net sales was a result of leveraging associated with increased sales.

     OPERATING INCOME. Operating income for the six months ended August 29, 1998 was $2.8 million or 5.8% of net sales compared to operating income of $2.3 million or 5.3% of net sales for the comparable period of fiscal 1998.

     INTEREST, NET. Net interest decreased from $401,669 for the first six months of fiscal 1998 to $219,983 in the current year's comparable period. This decrease was primarily due to the Company's higher cash balance which resulted in increased income from investments.

     INCOME TAXES. Income tax expense in the first six months of fiscal 1999 was $969,768 compared to $707,912 in the first half of fiscal 1998.

     EXTRAORDINARY GAIN. During the first six months of fiscal 1998 the Company purchased $908,000 principal face amount of its 12% Senior Notes at a discount from par. This resulted in the recognition of an extraordinary gain on the early extinguishment of debt, net of tax, of $112,841 or 0.3% of net sales.

     NET INCOME. As a result of the foregoing factors, net income for the six months ended August 29, 1998 was $1.6 million or 3.3% of net sales compared to $1.3 million or 3.0% of net sales for the six months ended August 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES
     The Company's principal needs for cash are to finance the construction of new stores and the remodeling of certain existing stores, to purchase merchandise inventories and to fund other working capital requirements. Merchandise purchases vary on a seasonal basis, peaking in the fall. As a result, the Company's cash requirements historically reach their peak in October and November. Conversely, cash balances reach their peak in January, after the holiday season is completed.

     Net cash provided by operating activities totaled $196,163 for the first six months of fiscal 1999. Cash was used to finance $1,906,850 of capital expenditures to open ten new stores and for other miscellaneous capital expenditures. During the remainder of the fiscal year the Company intends to spend approximately $2.6 to $3.1 million on capital expenditures to open 12 additional new stores and to complete five major remodels. In addition, the Company intends to spend approximately $1.4 million to install new computer software which will allow the Company to manage inventory more efficiently and provide the Company with improved merchandise planning, sales tracking and trend analysis. Management expects its cash on hand combined with cash flows from operations to be sufficient to meet its capital expenditure and working capital requirements and its other needs for liquidity during the year. During fiscal 2000, the Company intends to increase its store count by a net of approximately 15% in furtherance of its store expansion strategy. The net capital expenditures associated with these store openings are expected to approximate $150,000 per store.

     In December 1996, the Company entered into a borrowing agreement with Norwest Bank Minnesota, National Association (the "Norwest Revolver") expiring April 1, 1999. The Company has initiated discussions with Norwest regarding a new revolving credit facility to replace the Norwest Revolver upon its expiration.

     The Norwest Revolver provides the Company with revolving credit loans and letters of credit up to $10 million, subject to a borrowing base formula. Loans under the Norwest Revolver bear interest at Norwest's base rate plus 3/4%, subject to a rate reduction provision based on the financial performance of the Company (as described in the Norwest Revolver). Due to the Company's favorable financial performance, the interest rate at September 26, 1998 was Norwest's base rate plus 3/8% or 8-7/8%. Interest is payable monthly in arrears.

     The Norwest Revolver carries commitment fees of 1/4% of the difference between $5 million and the average amount outstanding under the facility (including letters of credit). If the average amount outstanding under the facility (including letters of credit) is between $5 million and $7.5 million, the commitment fee shall be based on the difference between $7.5 million and the average amount outstanding under the facility (including letters of credit) and if the average amount outstanding (including letters of credit) is in excess of $7.5 million, the commitment fee is calculated on the difference between $10 million and the average amount outstanding under the facility (including letters of credit). This facility is secured by substantially all of the Company's assets. The borrowing base at September 26, 1998, was $8.2 million. As of September 26, 1998, the Company had no borrowings and outstanding letters of credit in the amount of $4.4 million under the Norwest Revolver. Accordingly, the availability of revolving credit loans under the Norwest Revolver was $3.8 million at that date.

     The Norwest Revolver contains certain restrictive covenants, including a limitation on capital expenditures, restrictions on incurring additional indebtedness, limitations on certain types of investments and prohibitions on paying dividends, as well as requiring the maintenance of certain financial ratios.

     In December 1996, the Company issued $10,300,200 of debt in the form of 12% Senior Notes (the "Senior Notes") due January, 2005 pursuant to an Indenture dated as of December 2, 1996. The principal amount of the Senior Notes bears interest at the rate of 12% per annum. Interest at the rate of 9% per annum on the outstanding principal amount is to be paid monthly on the last day of each calendar month until all amounts due and owing on the Senior Notes and under the Indenture have been paid in full. Interest at the rate of 3% per annum on the outstanding principal amount shall accrue monthly and shall, upon accrual, be treated as principal for all purposes, including without limitation, the calculation of all interest payments due thereafter, and shall be payable in full on January 1, 2005. The remaining scheduled principal payments, due January 1 of the following years, are as follows: 1999 - $431,938, 2000 - $803,902, 2001 - $875,752, 2002 - $958,207, 2003 - $1,040,074, 2004 - $1,133,443
and 2005 - $6,031,476.

     The Senior Notes are general unsecured senior obligations of the Company. The Indenture for the Senior Notes contains certain covenants which, among other things, limit the ability of the Company to incur liens, incur additional indebtedness, and restrict the Company's ability to declare dividends.

     In fiscal 1999, the Company approved the repurchase of up to $3.0 million of the Company's outstanding Senior Notes on the open market at a discount. Including purchases made in September, 1998, the Company has repurchased $1.6 million of its outstanding Senior Notes as of September 26, 1998.

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

INFLATION
     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the quarters and six month periods ended August 29, 1998, and August 30, 1997.

INFORMATION TECHNOLOGY SYSTEMS AND THE YEAR 2000
     The year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain of the Company's computer information technology systems and their associated software ("IT Systems") may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or to engage in similar business activities.

     READINESS FOR YEAR 2000. As is the case with most other companies using IT Systems in their operations, the Company has been in the process of addressing the year 2000 issue. In connection with a general upgrade of its IT Systems, the Company had previously planned to install new merchandise and financial system software packages in fiscal 1999. The Company expects to begin using these systems in March, 1999. In addition to being year 2000 compliant, management expects the new merchandise systems will allow for improved merchandise planning, sales tracking and trend analysis. Further, the Company also expects these systems will allow for improved distribution center processing and more flexible allocation of merchandise to the Company's stores.

     COSTS TO ADDRESS YEAR 2000 ISSUES. Management estimates that new year 2000 compliant software packages and related hardware improvements, which the Company had previously planned to install irrespective of any year 2000 considerations, will cost approximately $1.4 million. All costs related to year 2000 compliance issues will be funded through cash flows from operations.

     RISKS OF YEAR 2000 ISSUES. The Company expects to implement the changes necessary to address the year 2000 issue. The Company presently believes that, with the conversions to new software and modifications to existing IT Systems, the year 2000 issue will not pose significant operational problems for the Company's IT Systems and thus will not have a materially adverse effect on the Company's operations. However, the year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that the year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

     Moreover, in its normal course of operations the Company relies upon vendors, government agencies, utility companies, telecommunications companies, shipping companies, suppliers and other third party service providers over which it can assert little control. The Company's ability to conduct its business is dependent upon the ability of these third parties to avoid year 2000 related disruptions. The Company has contacted and will continue to contact its key suppliers and other third party service providers to inquire as to their year 2000 readiness. If these third parties do not adequately address their year 2000 issues, the Company's business may be affected, which could result in a materially adverse effect on the results of operations and financial condition of the Company.

     CONTINGENCY PLANS. With the exception of the above plans, the Company has not to date developed any further contingency plans in the event the Company, or any key third party providers, should fail to become year 2000 compliant.

FORWARD LOOKING INFORMATION
     Information contained in this Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "plan", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: consumers' spending and debt levels; the Company's ability to execute its business plan; the Company's ability to open new stores on favorable terms and the timing of such store openings; the acceptance of the Company's merchandising strategies by its target customers; the ability of the Company to anticipate marketing trends and consumer needs; continuity of a relationship with or purchases from major vendors, particularly those from whom the Company imports merchandise; competitive pressures on sales and pricing; increases in other costs which cannot be recovered through improved pricing of merchandise; and the adverse effect of weather conditions from time to time on consumers' ability or desire to purchase new clothing.


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


                                      ITEM 4.
                             SUBMISSION OF MATTERS TO A
                              VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders on July 22, 1998, in Minneapolis, Minnesota. The Company solicited proxies and filed definitive proxy statements with the Commission pursuant to Regulation 14A. The matters voted upon and the votes cast at the meeting were as follows:

Item 1. Election of two Class 1 directors to serve on the Board of Directors for a term of three years:


                                    Vote
               ------------------------------------------------
                                           For         Withheld
                                        ---------      --------
               Nicholas H. Cook         3,527,772      359,369
               Marc C. Ostrow           3,612,090      275,051


          Other individuals whose term of office as a director continued after the meeting included James J. Fuld, Jr., Larry C. Barenbaum and Donald
          D. Beeler. In September, 1998, William J. Prange was appointed by the Company to its Board of Directors to replace the vacancy created on June 30, 1998 when Herbert D. Froemming retired.



Item 2. Proposal to increase the number of shares of Common Stock reserved for issuance under the Company's Stock Incentive Plan from 300,000 to 450,000 shares:


                                        Vote
               ---------------------------------------------------------
                  For         Against        Abstain     Broker Non-Vote
               ---------      -------        -------     ---------------
               1,682,409      584,370         7,685         1,612,677



Item 3.   Proposal to adopt a 1998 Director Option Plan:


                                        Vote
               ---------------------------------------------------------
                  For         Against        Abstain     Broker Non-Vote
               ---------      -------        -------     ---------------
               1,561,073      698,333        15,057         1,612,678



Item 4.   Proposal to ratify the grant of stock options to Non-Employee
          Directors:


                                        Vote
               ---------------------------------------------------------
                  For         Against        Abstain     Broker Non-Vote
               ---------      -------        -------     ---------------
               1,728,743      532,781        12,939         1,612,678



Item 5. Proposal to ratify the appointment of Pricewaterhouse Coopers, LLP as the Company's independent auditors for the Company's current fiscal year:


                                        Vote
               ---------------------------------------------------------
                  For         Against        Abstain     Broker Non-Vote
               ---------      -------        -------     ---------------
               3,878,399      3,243          5,499             0

                                       ITEM 5.
                                  OTHER INFORMATION

None.



                                      ITEM 6.
                          EXHIBITS AND REPORTS ON FORM 8-K



(a)  Exhibits
     Exhibit 10.20   --  Executive Employment Agreement, dated March 1, 1998,
                         between Braun's Fashions Corporation and William J.
                         Prange
     Exhibit 10.21   --  Executive Employment Agreement, dated March 1, 1998,
                         between Braun's Fashions Corporation and Joseph E.
                         Pennington
     Exhibit 10.22   --  Executive Employment Agreement, dated March 1, 1998,
                         between Braun's Fashions Corporation and Ralph C. Neal
     Exhibit 27   --     Financial Data Schedules (submitted for SEC use only)

(b)  Reports on Form 8-K
     None

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 7, 1998


                                 BRAUN'S FASHIONS CORPORATION

                              By   /S/ ANDREW K. MOLLER
                                 ------------------------------
                                   Andrew K. Moller
                                   Vice President Finance and
                                   Chief Financial Officer

                                   Signing on behalf of the
                                   registrant and as principal
                                   financial officer.