Form 10-Q
period 1998-11-28
BRAUNS FASHIONS CORP
filed 1999-01-12
CIK 883943

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                            ----------------------------
                                      FORM 10-Q

(Mark One)

   /X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended November 28, 1998

                                          or

   / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____________ to ____________.

                          Commission File Number:  0-19972


                            BRAUN'S FASHIONS CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                           06 - 1195422
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

                        -------------------------------------

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

     As of January 4, 1999, 4,432,361 shares of the registrant's common stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             BRAUN'S FASHIONS CORPORATION

                             FORM 10-Q QUARTERLY REPORT

                                       INDEX

                                       PART I

                                FINANCIAL INFORMATION

Item 1.   Consolidated Condensed Financial Statements:                            Page
                                                                                  ----
          Consolidated Condensed Balance Sheet
          As of November 28, 1998 and February 28, 1998. . . . . . . . . . . . . .   3

          Consolidated Condensed Income Statement
          For the Quarters Ended November 28, 1998 and November 29, 1997 . . . . .   4

          Consolidated Condensed Income Statement
          For the Three Quarters Ended November 28, 1998 and November 29, 1997 . .   5

          Consolidated Condensed Statement of Cash Flows
          For the Three Quarters Ended November 28, 1998 and November 29, 1997 . .   6

          Notes to Consolidated Condensed Financial Statements . . . . . . . . . .   7


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . . . . . . . . . .   8


Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk. . . . . . . . . . . . . . . . . . . . . . . . . . . .  12


                                 PART 2

                            OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . . .  13

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . .  13

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . .  13

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .  13

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                          BRAUN'S FASHIONS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                                     NOVEMBER 28,       FEBRUARY 28,
                                      ASSETS                                             1998               1998
                                                                                      (Unaudited)         (Audited)
                                                                                    --------------     ---------------
Current assets:
      Cash and cash equivalents.............................................        $    9,543,799     $    15,848,439
      Accounts receivable...................................................             2,291,206             847,746
      Merchandise inventory.................................................            13,371,264          10,735,681
      Prepaid expenses......................................................               498,294             414,341
      Current deferred tax asset............................................               322,570             322,570
                                                                                    --------------     ---------------

        Total current assets................................................            26,027,133          28,168,777

 Equipment and improvements, net............................................            11,832,840          10,943,054

Other assets:
  Long-term deferred tax asset..............................................             1,414,789           1,414,789
  Other.....................................................................                28,787              63,424
                                                                                    --------------     ---------------

       Total other assets...................................................             1,443,576           1,478,213
                                                                                    --------------     ---------------

       Total assets.........................................................        $   39,303,549     $    40,590,044
                                                                                    --------------     ---------------
                                                                                    --------------     ---------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................................        $    2,068,314     $     3,666,921
  Accrued liabilities.......................................................             4,300,341           4,461,532
  Current maturities of long-term debt......................................               265,889             681,424
  Income taxes payable......................................................             1,420,995             186,982
                                                                                    --------------     ---------------

       Total current liabilities............................................             8,055,539           8,996,859

Long-term liabilities:
  Long-term debt............................................................             5,107,079           9,616,311
  Accrued rent obligation...................................................             1,022,600           1,017,556
                                                                                    --------------     ---------------

       Total long-term liabilities..........................................             6,129,679          10,633,867


Stockholders' equity:
  Preferred stock-$0.01 par value, 1,000,000 shares authorized;
       none outstanding.....................................................                    --                  --
  Common stock-$0.01 par value, 9,000,000 shares authorized;
       4,712,761 and 4,523,393 shares issued and outstanding
       at November 28, 1998 and February 28, 1998, respectively.............                47,128              45,234
  Additional paid-in capital................................................            29,193,157          28,588,350
  Common stock subscriptions receivable.....................................              (205,000)                 --
  Common stock held in treasury - 62,600 shares, at cost....................              (500,800)                 --
  Accumulated deficit.......................................................            (3,416,154)         (7,674,266)
                                                                                    --------------     ---------------
       Total stockholders' equity...........................................            25,118,331          20,959,318
                                                                                    --------------     ---------------


       Total liabilities and stockholders' equity...........................        $   39,303,549     $    40,590,044
                                                                                    --------------     ---------------
                                                                                    --------------     ---------------

   See accompanying notes to consolidated condensed financial statements.

                           BRAUNS FASHIONS CORPORATION
                     CONSOLIDATED CONDENSED INCOME STATEMENT
                                   (Unaudited)

                                                                                                  QUARTER ENDED
                                                                                        ----------------------------------
                                                                                         NOVEMBER 28,        NOVEMBER 29,
                                                                                             1998                1997
                                                                                        --------------     ---------------
Net sales.......................................................................        $   30,826,270     $    29,466,181

Cost of sales:
     Merchandise, buying and occupancy..........................................            19,373,036          18,437,708
                                                                                        --------------     ---------------

     Gross profit...............................................................            11,453,234          11,028,473

Selling, general and administrative expenses....................................             6,441,654           6,245,762
Depreciation ...................................................................               669,057             662,358
                                                                                        --------------     ---------------

     Operating income...........................................................            4,342,523            4,120,353

Interest, net...................................................................                83,713             216,461
                                                                                        --------------     ---------------

     Income before income taxes and extraordinary gain..........................             4,258,810           3,903,892

Income tax provision ...........................................................             1,618,348           1,483,479
                                                                                        --------------     ---------------

     Income before extraordinary gain...........................................             2,640,462           2,420,413

Extraordinary gain..............................................................                35,396                  --
                                                                                        --------------     ---------------

     Net income ................................................................        $    2,675,858     $     2,420,413
                                                                                        --------------     ---------------
                                                                                        --------------     ---------------

Basic earnings per common share:
     Income before extraordinary gain...........................................        $         0.56     $          0.54
     Extraordinary gain.........................................................                  0.01                  --
                                                                                        --------------     ---------------

     Net income.................................................................        $         0.57     $          0.54
                                                                                        --------------     ---------------
                                                                                        --------------     ---------------

     Weighted average common shares outstanding.................................             4,667,545           4,514,833
                                                                                        --------------     ---------------
                                                                                        --------------     ---------------

Diluted earnings per common share:
     Income before extraordinary gain...........................................        $         0.55     $          0.50
     Extraordinary gain.........................................................                  0.01                  --
                                                                                        --------------     ---------------

     Net income ................................................................        $         0.56     $          0.50
                                                                                        --------------     ---------------
                                                                                        --------------     ---------------

     Weighted average common and common equivalent shares outstanding...........             4,815,432           4,856,687
                                                                                        --------------     ---------------
                                                                                        --------------     ---------------

     See accompanying notes to consolidated condensed financial statements.

                          BRAUN'S FASHIONS CORPORATION
                     CONSOLIDATED CONDENSED INCOME STATEMENT
                                   (Unaudited)

                                                                                                THREE QUARTERS ENDED
                                                                                        ----------------------------------
                                                                                         NOVEMBER 28,        NOVEMBER 29,
                                                                                             1998                1997
                                                                                        --------------     ---------------
Net sales.......................................................................        $   78,771,053     $    72,246,914

Cost of sales:
     Merchandise, buying and occupancy..........................................            51,090,564          46,798,996
                                                                                        --------------     ---------------

     Gross profit...............................................................            27,680,489           25,447,918

Selling, general and administrative expenses....................................            18,574,235           17,183,503
Depreciation ...................................................................             1,991,727            1,879,466
                                                                                        --------------     ---------------

     Operating income...........................................................            7,114,527             6,384,949

Interest, net...................................................................               303,696              618,130
                                                                                        --------------     ---------------

     Income before income taxes and extraordinary gain..........................             6,810,831           5,766,819

Income tax provision ...........................................................             2,588,116           2,191,391
                                                                                        --------------     ---------------

     Income before extraordinary gain...........................................             4,222,715           3,575,428

Extraordinary gain..............................................................                35,396             112,841
                                                                                        --------------     ---------------

     Net income ................................................................        $    4,258,111     $     3,688,269
                                                                                        --------------     ---------------
                                                                                        --------------     ---------------

Basic earnings per common share:
     Income before extraordinary gain...........................................        $         0.92     $          0.80
     Extraordinary gain.........................................................                  0.01                0.03
                                                                                        --------------     ---------------

     Net income.................................................................        $         0.93     $          0.83
                                                                                        --------------     ---------------
                                                                                        --------------     ---------------

     Weighted average common shares outstanding.................................             4,582,077           4,469,974
                                                                                        --------------     ---------------
                                                                                        --------------     ---------------

Diluted earnings per common share:
     Income before extraordinary gain...........................................        $         0.87     $          0.74
     Extraordinary gain.........................................................                  0.01                0.03
                                                                                        --------------     ---------------

     Net income ................................................................        $         0.88     $          0.77
                                                                                        --------------     ---------------
                                                                                        --------------     ---------------

     Weighted average common and common equivalent shares outstanding...........             4,852,197           4,817,107
                                                                                        --------------     ---------------
                                                                                        --------------     ---------------

     See accompanying notes to consolidated condensed financial statements.

                          BRAUN'S FASHIONS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                               THREE QUARTERS ENDED
                                                                                        ----------------------------------
                                                                                         NOVEMBER 28,        NOVEMBER 29,
                                                                                             1998                1997
                                                                                        --------------     ---------------
Cash flows from operating activities:
     Net income ................................................................        $    4,258,111     $     3,688,269
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..............................................             1,991,727           1,879,466
     Extraordinary gain from early extinguishment of debt.......................               (57,090)           (182,001)
     Gain on disposals of equipment, net........................................                   (35)             (5,810)
     Decrease in deferred tax asset.............................................                    --             285,998
     Increase in accrued rent obligation........................................                 5,044             155,045
  Changes in operating assets and liabilities:
     Increase in merchandise inventory,
          prepaid expenses, receivables and other...............................            (4,128,359)         (5,451,187)
     Increase (decrease) in accounts payable,
          accrued liabilities and income taxes payable..........................              (525,785)            749,376
                                                                                        --------------     ---------------

          Net cash provided by operating activities.............................             1,543,613           1,119,156

Cash flows from investing activities:
     Purchase of equipment and improvements.....................................            (2,924,747)         (2,423,312)
     Proceeds from sale of equipment............................................                43,269              34,949
                                                                                        --------------     ---------------

          Net cash used in investing activities.................................            (2,881,478)         (2,388,363)

Cash flows from financing activities:
     Redemption of 12% Senior Notes.............................................            (4,870,942)           (748,000)
     Principal payments on long-term debt.......................................              (185,115)           (170,047)
     Interest on 12% Senior Notes added to principal............................               188,380             231,220
     Exercise of stock options..................................................               606,702             438,557
     Issuance of common stock subscription receivable...........................              (205,000)                 --
     Acquisition of common stock held in treasury...............................              (500,800)                 --
                                                                                        --------------     ---------------

          Net cash used in financing activities.................................            (4,966,775)           (248,270)
                                                                                        --------------     ---------------

Net decrease in cash and cash equivalents.......................................            (6,304,640)         (1,517,477)

Cash and cash equivalents at beginning of year..................................            15,848,439          10,913,716
                                                                                        --------------     ---------------

Cash and cash equivalents at end of period......................................        $    9,543,799     $     9,396,239
                                                                                        --------------     ---------------
                                                                                        --------------     ---------------

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

     The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the entire fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

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

     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

                                                                         QUARTER ENDED
                                    ----------------------------------------------------------------------------------------
                                               NOVEMBER 28, 1998                               NOVEMBER 29, 1997
                                    ----------------------------------------        ----------------------------------------
                                                   INCOME       NET INCOME                        INCOME        NET INCOME
                                                   BEFORE          AFTER                          BEFORE           AFTER
                                                EXTRAORDINARY  EXTRAORDINARY                   EXTRAORDINARY   EXTRAORDINARY
                                      SHARES        GAIN            GAIN              SHARES       GAIN             GAIN
                                    ---------   -------------  -------------        ---------  -------------   -------------
Basic EPS                           4,667,545    $   0.56        $   0.57           4,514,833    $   0.54        $   0.54

Effect of dilutive stock options      147,887       (0.01)          (0.01)            341,854       (0.04)          (0.04)
                                    ---------    --------        --------           ---------    --------        --------

Diluted EPS                         4,815,432    $   0.55        $   0.56           4,856,687    $   0.50        $   0.50
                                    ---------    --------        --------           ---------    --------        --------
                                    ---------    --------        --------           ---------    --------        --------

                                                                      THREE QUARTERS ENDED
                                    ----------------------------------------------------------------------------------------
                                               NOVEMBER 28, 1998                               NOVEMBER 29, 1997
                                    ----------------------------------------        ----------------------------------------
                                                   INCOME       NET INCOME                        INCOME        NET INCOME
                                                   BEFORE          AFTER                          BEFORE           AFTER
                                                EXTRAORDINARY  EXTRAORDINARY                   EXTRAORDINARY   EXTRAORDINARY
                                      SHARES        GAIN            GAIN              SHARES       GAIN             GAIN
                                    ---------   -------------  -------------        ---------  -------------   -------------

Basic EPS                           4,582,077     $   0.92       $   0.93           4,469,974    $   0.80        $   0.83

Effect of dilutive stock options      270,120        (0.05)         (0.05)            347,133       (0.06)          (0.06)
                                    ---------    --------        --------           ---------    --------        --------

Diluted EPS                         4,852,197     $   0.87       $   0.88           4,817,107    $   0.74        $   0.77
                                    ---------    --------        --------           ---------    --------        --------
                                    ---------    --------        --------           ---------    --------        --------

NOTE 3 -- ACCOUNTING PRONOUNCEMENT

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FASB No, 130"), establishes standards of disclosure and financial statement display for reporting total comprehensive income and the individual components thereof in a full set of general-purpose financial statements. The adoption of this standard had no impact on the Company's financial statements in the first three quarters of fiscal 1999.

NOTE 4 -- LONG-TERM DEBT

     In the third quarter of fiscal 1999, the Company completed its Senior Note repurchase program and retired approximately $4.7 million original principal face amount of the Companys outstanding 12% Senior Notes. These purchases have satisfied all of the January 1, 1999 to January 1, 2004 annual mandatory redemption requirements, leaving no additional mandatory payments due until January 1, 2005. The Company recorded an extraordinary gain, net of tax, of $35,396 as a result of the early extinguishment of this long-term debt.

NOTE 5 -- COMMON STOCK

     In November 1998, the Company's Board of Directors authorized a stock repurchase program enabling the Company to acquire up to $3.0 million of its common stock, subject to market conditions. The program permits the Company to purchase its shares from time to time on the open market. All shares repurchased under this program will be held by the Company as treasury shares. As of January 4, 1999, the Company had repurchased 280,400 shares of its common stock at a total cost, including commissions, of $2,253,000.


                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
     Braun's Fashions Corporation is a Minneapolis-based regional retailer of women's specialty apparel, which operates through its wholly-owned subsidiary, Braun's Fashions, Inc. As of January 4, 1999, the Company operated 199 stores in 22 states, primarily in the Midwest. The Company's stores offer coordinated assortments of moderately priced sportswear, sweaters, dresses and accessories.

RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, certain items from the Company's income statement data expressed as a percentage of net sales.

                                                                           QUARTER ENDED           THREE QUARTERS ENDED
                                                                    --------------------------  --------------------------

                                                                    NOVEMBER 28,  NOVEMBER 29,  NOVEMBER 28,  NOVEMBER 29,
                                                                        1998          1997          1998          1997
                                                                       ------        ------        ------        ------
Net sales                                                              100.0%        100.0%        100.0%        100.0%
Merchandise, buying and occupancy                                       62.8          62.6          64.9          64.8
                                                                       ------        ------        ------        ------
Gross profit                                                            37.2          37.4          35.1          35.2
Selling, general and administrative                                     20.9          21.2          23.6          23.8
Depreciation and amortization                                            2.2           2.2           2.5           2.6
                                                                       ------        ------        ------        ------
Operating income                                                        14.1          14.0           9.0           8.8
Interest, net                                                            0.3           0.8           0.4           0.8
                                                                       ------        ------        ------        ------
Income before income taxes and extraordinary gain                       13.8          13.2           8.6           8.0
Income tax provision                                                     5.2           5.0           3.2           3.1
                                                                       ------        ------        ------        ------
Income before extraordinary gain                                         8.6           8.2           5.4           4.9
Extraordinary gain                                                       0.1            --           0.0           0.2
                                                                       ------        ------        ------        ------
Net income                                                               8.7%          8.2%          5.4%          5.1%
                                                                       ------        ------        ------        ------
                                                                       ------        ------        ------        ------

     QUARTER ENDED NOVEMBER 28, 1998 COMPARED TO QUARTER ENDED NOVEMBER 29,
1997.

     NET SALES. Net sales for the quarter ended November 28, 1998, were $30.8 million, an increase of 5% from $29.5 million for the quarter ended November 29, 1997. The increase in sales was attributable to an increase in the number of stores operated by the Company. The Company operated 197 stores at November 28, 1998 compared to 180 at November 29, 1997. Same store sales decreased 3% for the quarter ended November 28, 1998.

     GROSS PROFIT. Gross profit, which is net sales less cost of merchandise, buying and occupancy expenses, was $11.5 million or 37.2% of net sales during the third quarter of fiscal 1999 compared to $11.0 million or 37.4% of net sales during the same period in fiscal 1998. The decrease in gross margin as a percent of net sales was due to a slight increase in occupancy costs as a percent of net sales substantially offset by a modest improvement in merchandise margins.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the third quarter of fiscal 1999 were $6.4 million or 20.9% of net sales compared to $6.2 million or 21.2% of net sales for the third quarter of fiscal 1998. The decrease as a percent of net sales was primarily the result of leveraging administrative salary costs.

     OPERATING INCOME. Operating income for the quarter ended November 28, 1998, was $4.3 million or 14.1% of net sales compared to operating income of $4.1 million or 14.0% of net sales for the quarter ended November 29, 1997.

     INTEREST, NET. Net interest decreased from $216,461 in the third quarter of fiscal 1998 to $83,713 in the current year's quarter. This decrease was primarily due to a reduction of the Companys long-term debt and related interest expense.

     INCOME TAXES. Income tax expense in the third quarter of fiscal 1999 was $1.6 million compared to $1.5 million in the third quarter of fiscal 1998.

     EXTRAORDINARY GAIN. During the third quarter of fiscal 1999, the Company repurchased and retired approximately $4.7 million original principal face amount of its 12% Senior Notes. This retirement resulted in the recognition of an extraordinary gain on the early extinguishment of debt, net of tax, of $35,396.

     NET INCOME. As a result of the foregoing factors, net income for the quarter ended November 28, 1998 was $2.7 million or 8.7% of net sales compared to $2.4 million or 8.2% of net sales for the quarter ended November 29, 1997.


NINE MONTHS ENDED NOVEMBER 28, 1998 COMPARED TO NINE MONTHS ENDED NOVEMBER 29, 1997.

     NET SALES. Net sales for the nine months ended November 28, 1998, were $78.8 million, an increase of 9% from $72.2 million for the nine months ended November 29, 1997. The increase in sales was attributable to a 2% increase in same-store sales combined with an increase in the number of stores operated by the Company. The Company operated 197 stores at November 28, 1998 compared to 180 at November 29, 1997.

     GROSS PROFIT. Gross profit was $27.7 million or 35.1% of net sales during the first nine months of fiscal 1999 compared to $25.5 million or 35.2% of net sales during the same period in fiscal 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first nine months of fiscal 1999 were $18.6 million or 23.6% of net sales compared to $17.2 million or 23.8% of net sales for the first nine months of fiscal 1998. The decrease as a percent of net sales was a result of leveraging associated with increased sales.

     OPERATING INCOME. Operating income for the nine months ended November 28, 1998 was $7.1 million or 9.0% of net sales compared to operating income of $6.4 million or 8.8% of net sales for the comparable period of fiscal 1998.

     INTEREST, NET. Net interest decreased from $618,130 for the first nine months of fiscal 1998 to $303,696 in the current year's comparable period. This decrease was primarily due to a higher cash balance during the year and a reduction in the Company's long-term debt.

     INCOME TAXES. Income tax expense in the first nine months of fiscal 1999 was $2.6 million compared to $2.2 million in first nine months of fiscal 1998.

     EXTRAORDINARY GAIN. The Company purchased and retired approximately $4.7 million and $908,000 original principal face amount of its 12% Senior Notes at a discount from par during the first nine months of fiscal 1999 and fiscal 1998, respectively. These purchases resulted in the recognition of an extraordinary gain on the early extinguishment of debt, net of tax, of $35,396 in fiscal 1999 and $112,841 in fiscal 1998.

     NET INCOME. As a result of the foregoing factors, net income for the nine months ended November 28, 1998 was $4.3 million or 5.4% of net sales compared to $3.7 million or 5.1% of net sales for the nine months ended November 29, 1997.

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

     Net cash provided by operating activities totaled $1.5 million for the first nine months of fiscal 1999. Cash was used to finance $2.9 million of capital expenditures to open 22 new stores and for other miscellaneous capital expenditures. During the fourth quarter of the current fiscal year the Company intends to spend approximately $2 million on capital expenditures to open two new stores, to finance six major remodels and to install new computer software which will allow the Company to manage inventory more efficiently and provide the Company with improved merchandise planning, sales tracking and trend analysis. Management expects its cash on hand combined with cash flows from operations to be sufficient to meet its capital expenditure and working capital requirements and its other needs for liquidity during the upcoming year. During fiscal 2000, the Company intends to increase its store count by a net of approximately 30 stores in furtherance of its store expansion strategy. The net capital expenditures associated with these store openings is expected to approximate $150,000 per store. The Company also plans to close four stores, as leases expire, in January and February 1999.

     In December 1996, the Company entered into a borrowing agreement with Norwest Bank Minnesota, National Association (the "Norwest Revolver") expiring April 1, 1999. The Company has initiated discussions with Norwest regarding a new revolving credit facility to replace the Norwest Revolver upon its expiration.

     The Norwest Revolver provides the Company with revolving credit loans and letters of credit up to $10 million, subject to a borrowing base formula. Loans under the Norwest Revolver bear interest at Norwest's base rate plus 3/4%, subject to a rate reduction provision based on the financial performance of the Company (as described in the Norwest Revolver). Due to the Company's favorable financial performance, the interest rate at January 4, 1999 was Norwest's base rate plus 1/2% or 8-1/4%. Interest is payable monthly in arrears.

     The Norwest Revolver carries commitment fees of 1/4% of the difference between $5 million and the average amount outstanding under the facility (including letters of credit). If the average amount outstanding under the facility (including letters of credit) is between $5 million and $7.5 million, the commitment fee shall be based on the difference between $7.5 million and the average amount outstanding under the facility (including letters of credit) and if the average amount outstanding (including letters of credit) is in excess of $7.5 million, the commitment fee is calculated on the difference between $10 million and the average amount outstanding under the facility (including letters of credit). This facility is secured by substantially all of the Company's assets. The borrowing base at January 4, 1999 was $6.4 million. As of January 4, 1999, the Company had no borrowings and outstanding letters of credit in the amount of $3.1 million under the Norwest Revolver. Accordingly, the availability of revolving credit loans under the Norwest Revolver was $3.3 million at that date.

     The Norwest Revolver contains certain restrictive covenants, including a limitation on capital expenditures, restrictions on incurring additional indebtedness, limitations on certain types of investments and prohibitions on paying dividends, as well as requiring the maintenance of certain financial ratios.

     In December 1996, the Company issued $10,300,200 of debt in the form of 12% Senior Notes (the "Senior Notes") due January, 2005 pursuant to an Indenture dated as of December 2, 1996. The principal amount of the Senior Notes bears interest at the rate of 12% per annum. Interest at the rate of 9% per annum on the outstanding principal amount is to be paid monthly on the last day of each calendar month until all amounts due and owing on the Senior Notes and under the Indenture have been paid in full. Interest at the rate of 3% per annum on the outstanding principal amount shall accrue monthly and shall, upon accrual, be treated as principal for all purposes, including without limitation, the calculation of all interest payments due thereafter, and shall be payable in full on January 1, 2005. During the first nine months of fiscal 1999 the Company purchased and retired approximately $4.7 million original principal face amount of the Company's outstanding 12% Senior Notes. These purchases have satisfied all of the January 1, 1999 to January 1, 2004 annual mandatory redemption requirements leaving no additional mandatory payments due until January 1, 2005. The Company recorded an extraordinary gain, net of tax, of $35,396 as a result of the early extinguishment of this long-term debt.

     The Senior Notes are general unsecured senior obligations of the Company. The Indenture for the Senior Notes, as amended, contains certain covenants which, among other things, limit the ability of the Company to incur liens and incur additional indebtedness.

     In November 1998, the Company's Board of Directors authorized a stock repurchase program enabling the Company to acquire up to $3.0 million of its common stock, subject to market conditions. The program permits the Company to purchase its shares from time to time on the open market. All shares repurchased under this program will be held by the Company as treasury shares. As of January 4, 1999, the Company had repurchased 280,400 shares of its common stock at a total cost, including commissions, of $2,253,000.

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

INFLATION
     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the quarters and nine month periods ended November 28, 1998, and November 29, 1997.

YEAR 2000 MATTERS
     The year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain of the Company's computer information technology systems and their associated software ("IT Systems") may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or to engage in similar business activities.

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

                           PART II  OTHER INFORMATION

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


                                     ITEM 4.
                           SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the third quarter of fiscal 1999.


                                     ITEM 5.
                                OTHER INFORMATION

     None.


                                     ITEM 6.
                        EXHIBITS AND REPORTS ON FORM 8-K

     (a   Exhibits
          Exhibit 10 -- First Supplemental Indenture dated as of November 9,
          1998
          Exhibit 27 -- Financial Data Schedules (submitted for SEC use only)

     (b)  Reports on Form 8-K
          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 4, 1999


                                       BRAUN'S FASHIONS CORPORATION



                                  By     /S/ ANDREW K. MOLLER
                                    ------------------------------------------
                                             Andrew K. Moller
                                             Vice President Finance and
                                             Chief Financial Officer

                                             Signing on behalf of the
                                             registrant and as principal
                                             financial officer.