Form 10-K405
period 1999-02-27
BRAUNS FASHIONS CORP
filed 1999-05-28
CIK 883943

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)                 --------------------------
                                     FORM 10-K

 /X/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED FEBRUARY 27, 1999

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

       Registrant's telephone number, including area code: (612) 551-5000
                           -------------------------
        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                     12% Senior Notes due 2005
                           -------------------------

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
YES    /X/    NO
    --------     --------

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES    /X/    NO
    --------     --------

       As of May 14, 1999, 4,353,894 shares of common stock were outstanding and the aggregate value of the common stock held by non-affiliates of the Registrant on that date was approximately $45,701,790 based upon the last reported sale price of the common stock at that date by The Nasdaq Stock Market.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held July 28, 1999 (the "Proxy Statement") are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          BRAUN'S FASHIONS CORPORATION

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                     ----
                                     PART I
Item 1.     Business..................................................................................1
Item 2.     Properties................................................................................4
Item 3.     Legal Proceedings.........................................................................5
Item 4.     Submission of Matters to a Vote of Security Holders.......................................5
Item 4a.    Executive Officers of the Registrant......................................................6

                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters.................7
Item 6.     Selected Consolidated Financial Data......................................................8
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations.....................................................................9
Item 7a.    Quantitative and Qualitative Disclosures About Market Risk...............................14
Item 8.     Consolidated Financial Statements........................................................15
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....33

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.......................................33
Item 11.    Executive Compensation...................................................................33
Item 12.    Security Ownership of Certain Beneficial Owners and Management...........................33
Item 13.    Certain Relationships and Related Transactions...........................................34

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................34
            Signatures...............................................................................36

                                     PART I
                                     ITEM 1.
                                    BUSINESS

GENERAL

       Braun's Fashions Corporation ("BFC"), is a Minneapolis-based regional retailer of women's specialty apparel which operates through its wholly owned subsidiary, Braun's Fashions, Inc. ("BFI") (collectively referred to as "Braun's" or the "Company"). As of May 14, 1999, the Company operated a chain of 199 stores in 22 states, primarily in the Midwest. Most stores are mall based and average approximately 3,400 square feet.

BUSINESS STRATEGY

       The Company's business strategy is to provide its target customer with high quality, moderately-priced, coordinated ensembles that are interchangeable between work and leisure activities; to differentiate itself from its competitors through its focused merchandising approach, including an emphasis on private label merchandise manufactured exclusively for the Company under its proprietary brand name, Christopher & Banks; to utilize management information systems to effectively manage its merchandise inventories; and to expand its store network and maintain updated, attractive store facilities.

       The key elements of the Company's strategy are as follows:

       -   Focus on a target customer and meet her needs
       -   Deliver a well defined merchandising approach
       - Use information systems to drive decision making and maintain disciplined inventory management
       -   Expand store base in existing and new markets

       FOCUS ON A TARGET CUSTOMER AND MEET HER NEEDS. Braun's target customer is a 35 to 55 year old working woman with an annual family income of $35,000 to $75,000. Management believes this target customer leads a busy life, shops in regional malls and purchases mainstream popular fashion which is suitable for both work and leisure activities.

       The Company utilizes point-of-sale inventory tracking to analyze the buying patterns of its customers. Braun's also uses a product testing program to identify consumer demand for clothing styles, patterns and colors. This test and reorder philosophy gives the Company the ability to offer proven best sellers throughout a selling season. The Company's objective is to be recognized by its target customer as offering quality fashion at moderate prices. Braun's differentiates itself from other fashion retailers through offering clothing that is characterized by a novelty flair with distinctive patterns, textures and colors.

       DELIVER A WELL DEFINED MERCHANDISING APPROACH. In fiscal 1999, Braun's lines of merchandise included four principal categories: sportswear, sweaters, dresses and accessories. The following table sets forth the approximate percentage of net sales attributable to each merchandise group for the past three fiscal years:

                                                    PERCENTAGE OF NET SALES
                                                  ----------------------------
                    MERCHANDISE GROUP              1999       1998       1997
                    -----------------             ------     ------     ------
                    Sportswear                     53.6%      57.7%      59.5%
                    Sweaters                       29.3       26.5       21.5
                    Dresses                        12.1       10.1       10.9
                    Accessories                     5.0        5.7        5.3
                    Coats and jackets               --         --         2.8
                                                  ------     ------     ------
                    Total                         100.0%     100.0%     100.0%
                                                  ------     ------     ------
                                                  ------     ------     ------

       The Company has developed a variety of strategies and programs to distinguish itself from its competitors and build customer loyalty. Major elements of its merchandising strategy include:

     STRONG VISUAL MERCHANDISE PRESENTATION. The Company's stores rely heavily on attracting mall traffic through stimulating visual presentation. Braun's uses carefully designed front-of-store displays to draw customers into the store. The visual program emphasizes attractive windows and an open store-entrance area with bright lighting. To keep its fashions fresh, Braun's introduces a new "color story" every 10 to 12 weeks. Each month a new floorset is completed and new fashion is displayed in the front of the stores, with older or less-actively selling merchandise moved back for promotion and liquidation in the current season.

     DIRECT IMPORT PROGRAM. During fiscal 1999, the Company directly imported approximately 53% of its total merchandise purchases. The Company anticipates that direct imports, as a percent of total purchases, will be approximately the same in fiscal 2000. Management believes that direct imports allow the Company to obtain high quality merchandise at a lower cost. This in turn provides the Company with the ability to sell garments, comparable in quality and design to those sold in department stores, at a lower price.

     PRIVATE LABEL CLOTHING -- CHRISTOPHER & BANKS. The use of private label clothing produced exclusively for Braun's creates a unique store identity and establishes a competitive "point of difference". The Company's design staff, guided by its merchants, continually develops new designs for the Company's private label merchandise. For its private label clothing, the Company uses its proprietary brand name, Christopher & Banks. The Company estimates that sales of Braun's private label clothing comprised approximately 87% of its sales in fiscal 1999 compared to 80% in fiscal 1998. The Company anticipates that private label clothing will account for approximately 90% percent of its sales in fiscal 2000.

     In February 1999, the Company announced that all of its new stores will adopt the name Christopher & Banks, thereby identifying the store name with the Company's brand name merchandise. Based on the operating results at the new stores the Company will also consider changing the name of other existing Braun's stores to Christopher & Banks.

     KEY VENDOR RELATIONSHIPS. The Company's ongoing relationships with key vendors has enabled it to expand its private label offerings in order to project a merchandising point of difference and to execute a timely product testing and reorder program designed to gauge consumer demand and maximize sales.

     QUALITY ASSURANCE. The Company uses a variety of quality control measures including color, fabric and construction analysis and sizing verification, to ensure that all merchandise meets the Company's quality standards.

     LOYALTY BUILDING PROGRAMS. Braun's has frequent shopper and preferred customer programs, which the Company believes encourage repeat sales and customer loyalty. Under the frequent shopper program, customers, after reaching certain cumulative purchase levels, are awarded a coupon redeemable toward future purchases. The customer automatically becomes a preferred customer after receiving the first frequent shopper award coupon. The preferred customer program offers additional customer benefits including invitations to private sales, informational phone calls and notices on upcoming sales. As of February 27, 1999, there were approximately 225,000 active frequent customers and 55,000 active preferred customers.

     PRIVATE LABEL CREDIT CARD. The Company offers its customers a private label credit card. In fiscal 1999, sales on the Company's card accounted for approximately 8% of the Company's total sales. The Company's card is offered through a third party finance company with no recourse or credit risk to the Company.

       USE INFORMATION SYSTEMS TO DRIVE DECISION MAKING AND MAINTAIN DISCIPLINED INVENTORY MANAGEMENT. In February 1999, the Company completed the implementation of its new merchandise and financial management information systems. These systems are updated with daily information from the Company's point-of-sale registers. Management believes these new systems will provide it with the ability to enhance its merchandise planning, sales tracking and trend analysis.

       Management anticipates the Company's new merchandise information systems will also provide improved distribution center processing and enhanced planning and allocation features allowing the Company to more efficiently manage its merchandise assortments at its stores. The Company also utilizes a cost-effective program to efficiently deliver merchandise on a daily basis from the Company's distribution center to all stores. As a result of these programs, inventories can be maintained at an efficient level throughout the year, which ensures a consistent flow of fresh merchandise to the stores. Inventory turnover increased from 3.7 turns in fiscal 1998 to 3.9 turns in fiscal 1999.

       EXPAND STORE BASE IN EXISTING AND NEW MARKETS. The Company plans to pursue a strategy of controlled expansion with approximately 15% annual growth in net store count. The Company plans to expand its store base by 30 stores in fiscal 2000. All new stores will be opened under the name Christopher & Banks, thereby identifying the store name with the Company's proprietary brand name. New stores will be opened in regional malls in states that already have a market presence or in adjoining states. Additionally, based on the operating results of the new stores, the Company may change the name of other existing Braun's stores to Christopher & Banks.

PROPERTIES

       The Company has developed an updated store design which has been used for new stores and remodeled stores since the beginning of fiscal 1998. The Company plans to continue to use this design for its new stores and remodels as leases expire. This store prototype highlights visual merchandise presentation and improves the customer's shopping experience through enhanced decor, bright lighting and an open store layout. The Company typically effects a major or a minor remodeling of a store following renewal of the store's lease. However, during the interim, improvements such as carpet replacement, painting and other improvements are made as needed. The Company completed five major store remodelings in each of fiscal 1999, 1998 and 1997. The Company plans to complete nine major store remodelings in fiscal 2000.

STORE OPERATIONS

       The Company operates its stores in a manner that encourages operational management participation in planning, execution and evaluation of the Company's business and operational policies at all functional levels. Each store has a manager who is responsible for day-to-day operations of the store. Store managers complete a management training program and are eligible for Company incentive awards based upon store sales volume.

PURCHASING/SOURCES OF SUPPLY

       Direct imports accounted for approximately 53% of total purchases in fiscal 1999. The Company purchased its merchandise from approximately 200 vendors in fiscal 1999. In fiscal 1999, the Company's ten largest vendors represented approximately 45% of the Company's purchases. Further, purchases from the Company's largest overseas supplier accounted for 20% of total purchases in fiscal 1999, compared to 18% in fiscal 1998. The Company's main suppliers are established, quality apparel manufacturers who have worked with the Company over many years and are familiar with the Company's merchandising approach. The Company believes it has good working relationships with its vendors. A disruption in supply from vendors could have a negative impact on the Company's business. The Company intends to directly import approximately the same percentage of purchases in fiscal 2000 as in fiscal 1999.

ADVERTISING AND PROMOTION

       The Company believes that most of its locations depend on mall traffic. To attract customers into its stores, the Company emphasizes attractive front-of-store displays and an open, clean in-store visual presentation. The merchandise presentation is further enhanced by the use of photographic visual merchandise signage. Additionally, the Company uses direct mail in connection with the frequent shopper and preferred customer programs and maintains an internet website at www.braunsfashions.com and www.christopherandbanks.com.

SEASONALITY

       The Company's sales show seasonal variation as sales in the third and fourth quarters, which include the fall and holiday seasons, generally have been higher than sales in the first and second quarters. Sales generated during the fall and holiday seasons have a significant impact on the Company's annual results of operations.

COMPETITION

       The women's retail apparel business is highly competitive. The Company believes that the principal bases upon which it competes are merchandise selection, fashion, quality, store location, store environment and service. The Company competes with a broad range of national and regional retail chains that sell similar merchandise, including department stores and specialty stores. Many of these competitors are larger and have greater financial resources than the Company. The Company believes that its focused merchandise selection, strong visual presentation, product quality, loyalty building programs and customer service enable the Company to compete effectively.

EMPLOYEES

       At May 14, 1999, the Company had approximately 450 full-time and 1,300 part-time employees. The number of part-time employees increases during peak selling periods. None of the Company's employees are represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and considers its relationship with its employees to be satisfactory.

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


                                     ITEM 2.
                                   PROPERTIES

STORE LOCATIONS

       The Company's stores are located primarily in regional shopping malls in mid-sized cities and suburban areas, which offer high-traffic by potential walk-in customers. The typical store is in a visible and accessible location in an enclosed regional mall that has numerous specialty stores and two or more general merchandise chains or department stores as anchor tenants. Fewer than 10% of the Company's stores are located in strip shopping centers. The Company attempts to locate its stores strategically within the mall or shopping center to attract walk-in customers through stimulating visual displays. The average store size is approximately 3,400 square feet, of which the Company estimates an average of approximately 85% is selling space.


       At May 14, 1999, the Company operated 199 stores in the following states:

                                             Number                                                   Number
          State                             of Stores             State                              of Stores
          -----                             ---------             -----                              ---------
          Minnesota.....................       39                 Montana........................        6
          Iowa..........................       24                 South Dakota...................        6
          Wisconsin.....................       23                 Colorado.......................        5
          Michigan......................       17                 Idaho..........................        5
          Illinois......................       10                 Indiana........................        4
          Kansas........................        8                 New York.......................        4
          Nebraska......................        7                 Pennsylvania...................        4
          North Dakota..................        7                 Arkansas.......................        3
          Ohio..........................        7                 Oklahoma.......................        3
          Utah..........................        7                 Washington.....................        2
          Missouri......................        6                 Wyoming........................        2


STORE LEASES

       All of the Company's stores are leased. Management believes that the current commercial real estate market, combined with the Company's relationship with nationally-recognized developers and established operating history makes the Company an attractive tenant when negotiating terms with shopping center developers or owners.

       Lease terms typically are for 10 years and may contain a renewal option. Leases generally provide for a fixed minimum rental and a percentage rent if sales are above a specified level. This percentage override is typically 5%. The following table, which covers all of the stores operated by the Company at May 14, 1999, indicates the number of leases expiring during the fiscal year indicated and the number of such leases with renewal options.

                                                              Number of                         Number with
          Fiscal Year                                      Leases Expiring                    Renewal Options
          -----------                                      ---------------                    ---------------
          2000.......................................           26                                  3
          2001.......................................           12                                  2
          2002.......................................           18                                  4
          2003.......................................           24                                  2
          2004.......................................           31                                  5
          2005 - 2009................................           80                                  4
          2010 - 2014................................            8                                 --

       The Company currently plans to negotiate new leases in most of the locations which do not have renewal options.

HEADQUARTERS FACILITY

       The Company occupies a 210,000 square foot headquarters and merchandise distribution center facility located in Plymouth, Minnesota. Of this facility, the Company uses approximately 95,000 square feet for its own office and distribution facility and subleases the balance to third parties. The Company leases this facility under an agreement which expires on June 14, 2005. Under the agreement, the Company is required to pay minimum rent of approximately $688,000 per year through June 14, 1999, and $746,000 per year from June 15, 1999, until the end of the lease term. The Company is also required to reimburse the landlord for property taxes and pay for utilities and other operating costs of the facility.

       The Company subleases 80,000 square feet of warehouse space in its distribution center to a third party under an agreement which commenced October 1, 1997. Under the agreement, the Company received minimum rent of $14,667 per month from October 1, 1997 through August 31, 1998; and will receive $21,667 per month from September 1, 1998 through August 31, 1999 and $24,667 per month from September 1, 1999 through August 31, 2000. The subtenant may extend the lease for two option periods. Rent for the first three year option period would be $26,480 per month. Rent for the second option period of one year and nine months would be $29,790 per month. The subtenant is also required to reimburse the Company for property taxes, utilities and other operating costs of the subleased portion of the facility.

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

       The Company believes its headquarters and merchandise distribution center facility to be adequate to accomodate the expansion plans of the Company for the foreseeable future.

                                     ITEM 3.
                                LEGAL PROCEEDINGS

       There are no material legal proceedings pending against the Company.


                                     ITEM 4.
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                    ITEM 4a.
                      EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table sets forth certain information regarding the executive officers of the Company as of May 14, 1999.

      NAME                    AGE                              POSITIONS AND OFFICES
--------------------        -------          ----------------------------------------------------------
William J. Prange              45            President and Chief Executive Officer
Joseph E. Pennington           53            Executive Vice President and Chief Operating Officer
Ralph C. Neal                  52            Executive Vice President/Store Operations
Kathryn R. Gangstee            49            Senior Vice President and General Merchandising Manager
Andrew K. Moller               40            Senior Vice President and Chief Financial Officer
Nancy C. Scott                 50            Vice President of Real Estate and Construction
Kim M. Westerham               41            Vice President of Merchandise Planning and Distribution
Lanette S. Menear              47            Vice President and Divisional Merchandising Manager

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

       ANDREW K. MOLLER has served as Senior Vice President and Chief Financial Officer since March 1999. From March 1998 through February 1999, Mr. Moller was Vice President Finance and Chief Financial Officer. Mr. Moller was Controller from January 1995 through February 1998. From September 1992 through December 1994, Mr. Moller was Assistant Controller. Prior to joining the Company, Mr. Moller held managerial accounting positions with Ladbroke Racing Canterbury, Inc., a subsidiary of Ladbroke Group and with B Dalton Bookstores. Mr. Moller also has previous experience with Arthur Andersen LLP and is a Certified Public Accountant.

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

       KIM M. WESTERHAM has served as Vice President of Merchandise Planning and Distribution since March 1999. Ms. Westerham was Director of Merchandise Planning and Distribution from September 1993 through February 1999. From March 1984 through August 1993 Ms. Westerham was a Buyer with the Company.

       LANNETTE S. MENEAR has served as Vice President and Divisional Merchandising Manager since March 1999. Ms. Menear was a Divisional Merchandising Manager from April 1998 to February 1999 and a Buyer and Product Development Manager with the Company from August 1991 to March 1998. Prior to joining the Company Ms. Menear held various management positions with A.J. Brandon, a women's apparel manufacturer, Donaldson's Department Stores and Dayton-Hudson Department Stores.

       Messrs. Prange, Pennington and Neal were all previously affiliated with American Specialty Stores (dba the id) which filed a voluntary petition for Chapter 11 Bankruptcy Court protection in September 1994. American Specialty Stores plan of reorganization was confirmed by the Bankruptcy Court in September 1995.



                                     PART II
                                     ITEM 5.
      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's common stock has traded on The Nasdaq Stock Market under the symbol "BFCI" since March 31, 1992. Prior to that date there was no public market for the Company's common stock.

       The quarterly high and low stock sales price information for the Company's common stock for fiscal 1999 and fiscal 1998 are presented in Note 10 of the Consolidated Financial Statements and are included herein.

       The number of holders of record of the Company's common stock as of May 14, 1999 was 77. Based upon information received from the record holders, the Company believes there are more than 1,200 beneficial owners. The last reported sales price of the Company's common stock on May 14, 1999 was $11.75.

       The Company has never paid dividends on its common stock. The Company presently intends to retain all future earnings, if any, for the operation of its business and does not expect to pay cash dividends on its common stock in the foreseeable future. Currently, dividends are restricted by the terms of the Company's revolving credit facility. (See Item 7 of this Form 10-K.) Any future determination as to the payment of dividends on common stock will depend upon future earnings, results of operations, capital requirements, compliance with financial covenants, the financial condition of the Company and any other factors the Board of Directors may consider.

       In fiscal 1999 and fiscal 1998, the Company did not sell any equity securities in a transaction that was exempt from the registration provisions of the Securities Act of 1933, as amended. During fiscal 1997, in connection with the Company's Chapter 11 proceedings and in accordance with its Second Amended Plan of Reorganization (the "Plan"), the Company issued an aggregate of 617,516 shares of common stock in the Company and $10,300,200 principal face amount of Senior Notes to holders of certain claims. By issuing these securities the Company discharged $13,201,075 of claims pursuant to the Plan. In connection with the distribution of securities, the Company relied upon the exemption provided under Section 3(a) (7) of the Securities Act of 1933 as amended.

       During fiscal 1999, the Company purchased 368,000 shares of the Company's common stock at a total cost, including commissions, of $3,000,000. The common stock purchased will be held in treasury and reduced the number of shares of the Company's outstanding common stock by approximately 8%.

                                     ITEM 6.
                      SELECTED CONSOLIDATED FINANCIAL DATA

       The following selected financial data has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes appearing elsewhere herein.

                                                                              FISCAL YEAR ENDED
                                                    ----------------------------------------------------------------------
                                                                        (DOLLARS IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS AND SELECTED OPERATING DATA)
                                                    FEB. 27,         FEB. 28,      MARCH 1,       MARCH 2,        FEB. 25,
                                                      1999            1998          1997(1)         1996            1995
                                                    ---------       ---------      ---------      ---------      ---------
INCOME STATEMENT DATA:
     Net sales.................................     $110,142        $ 99,536       $ 95,946       $ 97,296       $ 93,961
     Cost of sales(2)..........................       71,488          65,111         65,445         70,386         68,108
                                                    ---------       ---------      ---------      ---------      ---------
     Gross profit..............................       38,654          34,425         30,501         26,910         25,853
     Selling, general and
        administrative expenses................       25,621          23,390         22,854         24,897         22,565
     Depreciation and amortization.............        2,679           2,534          2,649          3,154          2,690
     Reorganization expense(3).................           --              --          7,830             --             --
     Nonrecurring expense(4)...................           --             775             --             --             --
                                                    ---------       ---------      ---------      ---------      ---------
     Operating income (loss)...................       10,354           7,726         (2,832)        (1,141)           598
     Interest, net.............................          282             691            684          1,388            993
                                                    ---------       ---------      ---------      ---------      ---------
     Income (loss) before income taxes.........       10,072           7,035         (3,516)        (2,529)          (395)
     Income tax provision (benefit)(5).........        3,880           2,750         (2,895)           929           (150)
                                                    ---------       ---------      ---------      ---------      ---------
     Income (loss) before extraordinary gain...        6,192           4,285           (621)        (3,458)          (245)
     Extraordinary gain(6).....................           35             116             --             --             --
                                                    ---------       ---------      ---------      ---------      ---------
     Net income (loss).........................     $  6,227        $  4,401       $   (621)      $ (3,458)      $   (245)
                                                    ---------       ---------      ---------      ---------      ---------
                                                    ---------       ---------      ---------      ---------      ---------

Basic earnings per common share:
     Income (loss) before
         extraordinary gain....................     $   1.36        $   0.96       $  (0.15)      $  (0.91)      $  (0.06)
     Extraordinary gain(6).....................         0.01            0.02             --             --             --
                                                    ---------       ---------      ---------      ---------      ---------
     Net income (loss).........................     $   1.37        $   0.98       $  (0.15)      $  (0.91)      $  (0.06)
                                                    ---------       ---------      ---------      ---------      ---------
                                                    ---------       ---------      ---------      ---------      ---------
Weighted average number of shares
         outstanding ..........................        4,541           4,482          4,029          3,792          3,785
                                                    ---------       ---------      ---------      ---------      ---------
                                                    ---------       ---------      ---------      ---------      ---------

Diluted earnings per common share:
     Income (loss) before
         extraordinary gain....................     $   1.30        $   0.89       $  (0.15)      $  (0.91)      $  (0.06)
     Extraordinary gain(6).....................         0.01            0.02             --             --             --
                                                    ---------       ---------      ---------      ---------      ---------
     Net income (loss).........................     $   1.31        $   0.91       $  (0.15)      $  (0.91)      $  (0.06)
                                                    ---------       ---------      ---------      ---------      ---------
                                                    ---------       ---------      ---------      ---------      ---------
     Weighted average common and common
         equivalent shares outstanding.........        4,774           4,812          4,029          3,792          3,785
                                                    ---------       ---------      ---------      ---------      ---------
                                                    ---------       ---------      ---------      ---------      ---------

 (1) From July 2, 1996 until December 3, 1996, the Company operated its business as a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code. The Company emerged from bankruptcy upon the confirmation of its Second Amended Plan of Reorganization.
 (2) Cost of sales includes cost of merchandise and buying expenses and store and distribution center occupancy costs, but excludes all depreciation and amortization.
 (3) In fiscal 1997, the Company recorded $7,830,000 of reorganization expense as a result of the Company's July 2, 1996 Chapter 11 bankruptcy filing.
 (4) In fiscal 1998, the Company recorded a one time pre-tax charge of $775,000, or $0.13 per diluted share, related to the implementation of its management succession plan. The majority of this expense was non-cash, related to accelerated vesting of previously issued options.
 (5) In fiscal 1996, the Company recorded a valuation allowance of $1.8 million, or $0.47 per share, equal to the full amount of its deferred tax assets, due to the uncertainty of realizing the value of these assets in future years. In fiscal 1997, the Company reversed the valuation allowance as improved operating performance made the future realization of these assets more likely than not.
 (6) In fiscal 1999 and 1998, the Company recorded extraordinary gains of $35,000 and $116,000 on the purchase at a discount from par of $4,676,000 and $1,033,000 principal face amount of its 12% Senior Notes due 2005, respectively.

                                                                              FISCAL YEAR ENDED
                                                      ---------------------------------------------------------------------

                                                       FEB. 27,       FEB. 28,       MARCH 1,        MARCH 2,      FEB. 25,
                                                         1999           1998           1997            1996          1995
                                                      ---------      ---------      ---------       ---------     ---------
SELECTED OPERATING DATA
     Same store sales increase (decrease)(1)...               3%            10%            10%             (3)%          (9)%
     Stores at end of period...................             195            179            170             221           224
     Net sales per gross square foot(1)........       $     172      $     166      $     148       $     129     $     128

BALANCE SHEET DATA (AT END OF PERIOD IN THOUSANDS)
     Working capital(2).......................        $  16,424      $  19,172      $  14,746       $     248     $  10,900
     Total assets..............................          40,060         40,590         34,637          32,304        36,179
     Long-term debt(2).........................           5,074          9,616         10,374             952        11,170
     Stockholders' equity......................          24,730         20,959         15,573          13,662        17,118

 (1) Fiscal 1997 excludes stores closed as part of the Company's Chapter 11 reorganization.
 (2) In fiscal 1996, $10.4 million of long-term debt potentially subject to acceleration was reclassified to current liabilities.


                                     ITEM 7.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       The Company was incorporated in Delaware in 1986 to acquire BFI, which had operated as a family-owned business since 1956. As of May 14, 1999, the Company operated a chain of 199 stores in 22 states, primarily in the Midwest. In fiscal 1999, the Company opened 24 new stores and closed eight stores when their leases expired. In fiscal 2000, the Company intends to expand its store base by 30 stores.

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

       During the reorganization the Company rejected 50 unprofitable store leases, which in fiscal 1996 generated operating losses of $2.3 million and re-negotiated more favorable lease terms for an additional 46 stores. The Company disposed of its old inventory during liquidation sales and strengthened its inventory control thereby increasing inventory turnover from 3.2 turns in fiscal 1997 to 3.7 turns in fiscal 1998 and to 3.9 turns in fiscal 1999. Also, the Company reconfigured its distribution center and subsequently subleased an additional 33,000 square feet of space to a subtenant. Following the Chapter 11 filing, the Company significantly strengthened its management team through hiring highly qualified individuals in the key areas of store operations, merchandise planning and distribution and real estate.

MANAGEMENT SUCCESSION

       In February 1998, the Company completed the implementation of its management succession plan. As a result of the plan, William J. Prange who has led the Company's merchandising operations since 1994, became President and Chief Executive Officer. He replaced Nicholas H. Cook, who will continue as Chairman of the Company's Board of Directors through August 31, 1999. The new management team also included the promotions of Joseph E. Pennington to Executive Vice President and Chief Operating Officer, Ralph C. Neal to Executive Vice President/Store Operations, Kathryn R. Gangstee to Senior Vice President and General Merchandising Manager and Andrew K. Moller to Vice President Finance and Chief Financial Officer.

       The Company also hired Nancy C. Scott as Vice President Real Estate and Construction. Herbert D. Froemming, the Company's former Vice Chairman, elected to take early retirement. In connection with its management succession plan, in fiscal 1998 the Company recorded a one-time pre-tax charge of $775,000 or $0.13 per diluted share. The majority of this expense was non-cash, related to the accelerated vesting of previously issued options.

RESULTS OF OPERATIONS
       The following table sets forth operating statement data expressed as a percentage of net sales for the last three fiscal years and should be read in conjunction with "Selected Consolidated Financial Data."

                                                                              FISCAL YEAR ENDED
                                                                 --------------------------------------------
                                                                 FEBRUARY 27,    FEBRUARY 28,      MARCH 1,
                                                                     1999            1998            1997
                                                                 ------------    ------------    ------------
         Net sales...........................................       100.0%          100.0%          100.0%
         Cost of sales.......................................        64.9            65.4            68.2
                                                                 ------------    ------------    ------------
         Gross profit........................................        35.1            34.6            31.8
         Selling, general and administrative expenses........        23.3            23.5            23.8
         Depreciation and amortization.......................         2.4             2.6             2.8
         Reorganization expense(1)...........................         --              --              8.2
         Nonrecurring expense(2).............................         --              0.8             --
                                                                 ------------    ------------    ------------
         Operating income (loss).............................         9.4             7.7            (3.0)
         Interest, net.......................................         0.3             0.7             0.7
                                                                 ------------    ------------    ------------
         Income (loss) before income taxes...................         9.1             7.0            (3.7)
         Income tax provision (benefit)(3)...................         3.5             2.7            (3.1)
                                                                 ------------    ------------    ------------
         Net income (loss) before extraordinary gain.........         5.6             4.3            (0.6)
         Extraordinary gain(4)...............................         0.1             0.1             --
                                                                 ------------    ------------    ------------

         Net income (loss)...................................         5.7%            4.4%           (0.6)%
                                                                 ------------    ------------    ------------
                                                                 ------------    ------------    ------------

 (1) In fiscal 1997, the Company recorded $7,830,000 of reorganization expense as a result of the Company's July 2, 1996 Chapter 11 bankruptcy filing.

 (2) In fiscal 1998, the Company recorded a one time pre-tax charge of $775,000, or $0.13 per diluted share, related to the implementation of its management succession plan. The majority of this expense was non-cash, related to accelerated vesting of previously issued options.

 (3) In fiscal 1997, the Company reversed a $1.8 million valuation allowance against its deferred tax assets and recorded an additional $255,000 of deferred tax assets as improved operating performance made the future realization of these assets more likely than not.

 (4) In fiscal 1999 and 1998, the Company recorded extraordinary gains of $35,000 and $116,000 on the purchase at a discount from par of $4,676,000 and $1,033,000 principal face amount of its 12% Senior Notes due 2005, respectively.


FISCAL 1999 COMPARED TO FISCAL 1998

       NET SALES. Net sales for the fiscal year ended February 27, 1999, were $110.1 million, an increase of 11% from sales of $99.5 million in fiscal 1998. The increase in net sales was attributable to a 3% increase in same-store sales combined with an increase in the number of stores operated by the Company. The Company operated 195 stores at February 27, 1999 compared to 179 at February 28, 1998.

       GROSS PROFIT. Gross profit (which is net sales less cost of merchandise and buying and occupancy expenses) was $38.7 million or 35.1% of net sales in fiscal 1999, compared to $34.4 million or 34.6% of net sales in fiscal 1998. The percentage increase in gross profit was primarily due to more favorable merchandise pricing obtained from overseas vendors offset by a slight increase in occupancy costs as a percent of net sales.

       SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $25.6 million or 23.3% of net sales in fiscal 1999 compared to $23.4 million or 23.5% of net sales in fiscal 1998. Selling, general and administrative expenses as a percent of net sales decreased modestly due to leveraging associated with increased sales.

       NONRECURRING EXPENSE. No nonrecurring expense was recorded in fiscal 1999. In fiscal 1998, the Company incurred a one-time pre-tax expense of $775,451, or $0.13 per diluted share, related to the implementation of its management succession plan. This expense was primarily non-cash, reflecting the accelerated vesting of previously issued stock options.

       OPERATING INCOME. As a result of the foregoing, operating income was $10.4 million or 9.4% of net sales in fiscal 1999, compared to operating income of $7.7 million or 7.7% of net sales in fiscal 1998.

       INTEREST, NET. Net interest expense decreased to $282,508 in fiscal 1999 from $690,589 in fiscal 1998. This decrease was primarily due to a higher cash balance maintained during the year and a reduction in the Company's long-term debt. In fiscal 1999 the Company repurchased and retired approximately $4.7 million original principal face amount of its 12% Senior Notes due 2005.

       INCOME TAXES. Income tax expense in fiscal 1999 was $3.9 million with an effective tax rate of 38.5% compared to $2.7 million with an effective tax rate of 39.1% in fiscal 1998.

       EXTRAORDINARY GAIN. In fiscal 1999, the Company purchased approximately $4.7 million principal face amount of its 12% Senior Notes due 2005 at a discount from par. These purchases resulted in an extraordinary gain of $35,396 net of tax. In fiscal 1998, the Company purchased a total of approximately $1.0 million principal face amount of its 12% Senior Notes due 2005 at a discount from par. These purchases resulted in a gain of $115,872 net of tax.

       NET INCOME. Net income for fiscal 1999 was $6.2 million or 5.7% of net sales compared to net income of $4.4 million or 4.4% of net sales in fiscal 1998.


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

       REORGANIZATION EXPENSE. No reorganization expense was incurred in fiscal 1998. In fiscal 1997, the Company recorded approximately $7.8 million of reorganization expense. This reorganization expense included $2.6 million of professional fees and services; a $2.5 million loss on disposal of fixed assets; $1.0 million of lease rejection claims and $1.7 million in other bankruptcy related expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

       The Company's principal on-going cash requirements are to finance the construction of new stores and the remodeling of certain existing stores, to purchase merchandise inventories and to fund other working capital requirements. Merchandise purchases vary on a seasonal basis, peaking in the fall. As a result, the Company's cash requirements historically reach their peak in October and November. Conversely, cash balances reach their peak in January, after the holiday season is completed.

       Net cash generated by operating activities totaled $8.8 million in fiscal 1999. Cash was used to finance $4.8 million of capital expenditures to open 24 new stores, to substantially complete five major store remodelings and to install new computer software packages. The Company used cash to repurchase approximately $4.7 million principal face amount of its 12% Senior Notes. In addition, cash was also used to repurchase 368,000 shares of the Company's common stock at a total cost including commissions of $3.0 million. Primarily, as a result of the foregoing, cash decreased by $3.3 million in fiscal 1999. In fiscal 2000, the Company expects to spend approximately $8 million on capital expenditures to expand its store base by 30 stores, to complete nine major remodels and for other miscellaneous purchases for its headquarters facility. Management expects its cash on hand combined with cash flow from operations to be sufficient to meet its capital expenditure and working capital requirements and its other needs for liquidity during the upcoming year.

       In March 1999, the Company entered into an Amended and Restated Revolving Credit and Security agreement with Norwest Bank Minnesota, National Association (the "Norwest Revolver"). The Norwest Revolver will expire on June 30, 2002 and replaced the Company's previous credit agreement with Norwest Bank. The Norwest Revolver provides the Company with revolving credit loans and letters of credit up to $12 million, subject to a borrowing base formula tied to inventory levels.

       Loans under the Norwest Revolver bear interest at Norwest's base rate plus 1/4%. Interest is payable monthly in arrears. The Norwest Revolver carries a facility fee of 1/4% on the unused portion of the Norwest Revolver as defined in the Norwest Revolver. This facility is secured by substantially all of the Company's assets. The borrowing base at May 14, 1999, was $7.1 million. As of May 14, 1999, the Company had no borrowings and outstanding letters of credit in the amount of $5.1 million under the Norwest Revolver. Accordingly, the availability of revolving credit loans under the Norwest Revolver was $2.0 million at that date.

       The Norwest Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness, limitations on certain types of investments and prohibitions on paying dividends, as well as requiring the maintenance of certain financial ratios. As of February 27, 1999, the most recent measurement date, the Company was in compliance with all covenants of the Norwest Revolver.

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

       The Senior Notes are general unsecured senior obligations of the Company. The Indenture for the Senior Notes ("the Indenture") contains certain covenants which, among other things, limit the ability of the Company to incur liens and additional indebtedness. As of February 27, 1999, the most recent measurement date, the Company was in compliance with all covenants of the Indenture. In November 1998, the Company received consent from the holders of a majority, by principal face amount, of its Senior Notes. This consent eliminated a restrictive covenant under the Indenture which, among other things, prohibited the Company from repurchasing its equity securities and paying dividends.

       In fiscal 1999 and fiscal 1998, the Company repurchased $4,676,000 and $1,033,000, respectively, of principal face amount of its Senior Notes at a discount from par. These purchases satisfied all of the annual mandatory redemption requirements through January 1, 2004 leaving no additional mandatory payments due until maturity on January 1, 2005. The Company recorded an extraordinary gain, net of tax, of $35,396 in fiscal 1999 and $115,872 in fiscal 1998 as a result of these purchases.

       The Company is unaware of any environmental liability that would have a material adverse effect on the financial position or the results of operations of the Company.

NEW ACCOUNTING STANDARDS

       Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), effective in fiscal 1999, establishes standards of disclosure and financial statement display for reporting total comprehensive income and the individual components thereof. The adoption of SFAS No. 130 had no impact on the Company's financial position or results of operations for the year ended February 27, 1999.

       Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), effective in fiscal 1999, established new standards for determining reportable segments and for disclosing information regarding each such segment. Management does not believe that the Company has reportable segments and as such will not be required to disclose segment information.

       Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), effective for fiscal years beginning after June 15, 1999, establishes standards for the recognition and measurement of derivatives and hedging activities. The Company does not currently engage in these types of risk management or investment activities. Therefore, SFAS No. 133 is not anticipated to have any impact on the Company's financial position or results of operations.

QUARTERLY RESULTS AND SEASONALITY

       The Company's sales show seasonal variation as sales in the third and fourth quarters, which include the fall and holiday seasons, generally have been higher than sales in the first and second quarters. Sales generated during the fall and holiday seasons have a significant impact on the Company's annual results of operations. Quarterly results may fluctuate significantly depending on a number of factors including store openings, adverse weather conditions, shifts in the timing of certain holidays and promotional events and customer response to the Company's seasonal merchandise mix.

       The Company's unaudited quarterly operating results for each quarter of fiscal 1999 and 1998 are presented in Note 10 of the Consolidated Financial Statements.

INFLATION

       The Company does not believe that inflation has had a material effect on the results of operations during the past three fiscal years.

YEAR 2000 MATTERS

       The year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain of the Company's computer information systems and their associated software
("IT Systems") and other equipment using microchips or embedded technology ("Non-IT Systems") may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations including, but not limited to, a temporary inability to process transactions or to engage in similar business activities.

       READINESS FOR YEAR 2000. The Company has been in the process of addressing the year 2000 issue with regard to its IT and Non-IT Systems since the beginning of calendar 1998. In connection with a general upgrade of its IT Systems, the Company completed the installation of new merchandise and financial system software packages in February 1999. The Company began using these systems in March 1999. In addition to being year 2000 compliant, management believes the new merchandise systems allow for improved merchandise planning, sales tracking and trend analysis. Further, the Company also expects these systems will allow for improved distribution center processing and more flexible allocation of merchandise to the Company's stores.

       During fiscal 1999, the Company employed a consultant to upgrade the Company's point-of-sale systems to be year 2000 compliant. The final stages of this project, including testing, are estimated to be complete by August 1999. The Company has also evaluated its Non-IT Systems and determined that all Non-IT Systems that are critical to the Company's operations have been addressed regarding year 2000 compliance.

       COSTS TO ADDRESS YEAR 2000 ISSUES. Management estimates that new year 2000 compliant software packages and related hardware improvements, which the Company previously planned to install irrespective of any year 2000 considerations, cost approximately $1.0 million, of which approximately $50,000 was expensed and the remainder was capitalized. In addition, the Company intends to spend approximately $300,000 in future hardware costs related to the new software packages. Other internal costs associated with the year 2000 issue, which are not separately tracked by the Company, consist primarily of payroll and related expenses for the Company's Management Information Systems department. All costs related to year 2000 compliance issues have been, or will be funded through cash flows from operations.

       RISKS OF YEAR 2000 ISSUES. The Company expects to implement all changes necessary to address the year 2000 issue by December 1999. The Company presently believes that, with the conversions to new software and modifications to existing IT and Non-IT Systems, the year 2000 issue will not pose significant operational problems for the Company's IT and Non-IT Systems and thus will not have a materially adverse effect on the Company's operations. However, the year 2000 issue is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that the year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

       Additionally, in its normal course of operations the Company relies upon vendors, government agencies, utility companies, telecommunications companies, shipping companies, suppliers and other third party service providers over which it can assert little control. The Company's ability to conduct its business is dependent upon the ability of these third parties to avoid year 2000 related disruptions. The Company has contacted and will continue to contact its key suppliers and other third party service providers to inquire as to their year 2000 readiness. If these parties do not adequately address their year 2000 issues the Company's business may be affected, which could result in a materially adverse effect on the results of operations and financial condition of the Company.

       CONTINGENCY PLANS. In addition to the above plans, the Company's contingency plans involve addressing operational issues that may arise due to the failure of the Company's or third parties' IT and Non-IT Systems. The Company is currently assessing such issues and estimates these plans will be completed by December 1999.

FORWARD LOOKING INFORMATION

       Information contained in this Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "plan", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: consumers' spending and debt levels; the Company's ability to execute its business plan; the Company's ability to open new stores on favorable terms and the timing of such store openings; the acceptance of the Company's merchandising strategies by its target customers; the ability of the Company to anticipate marketing trends and consumer needs; continuity of a relationship with or purchases from major vendors, particularly those from whom the Company imports merchandise; competitive pressures on sales and pricing; increases in other costs which cannot be recovered through improved pricing of merchandise; and the adverse effect of weather conditions from time to time on consumers' ability or desire to purchase new clothing. The Company currently purchases most of its import merchandise using letters of credit denominated in U.S. dollars, primarily from suppliers in countries, whose currency is pegged to the U.S. dollar. Therefore, the Company does not expect foreign currency fluctuations to materially affect its business. However, to the extent the Company begins purchasing larger amounts of merchandise from other countries, currency fluctuations could affect the Company's business.


                                    ITEM 7a.
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURE ABOUT MARKET RISK
                                 Not applicable.

                                     ITEM 8.
             CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                        PAGE
                                                                                                       ------
Index to Financial Statements......................................................................      15
Financial Statements:
  Report of Independent Accountants................................................................      16
  Consolidated Balance Sheet at February 27, 1999 and February 28, 1998............................      17
  Consolidated Statement of Operations for the three years ended February 27, 1999.................      18
  Consolidated Statement of Stockholders' Equity for the three years ended February 27, 1999.......      19
  Consolidated Statement of Cash Flows for the three years ended February 27, 1999.................      20
  Notes to Consolidated Financial Statements.......................................................      21

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Braun's Fashions Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Braun's Fashions Corporation and its subsidiary at February 27, 1999 and February 28, 1998, and the results of their operations and their cash flows for each of the three years in the period ended February 27, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP
Minneapolis, Minnesota
April 2, 1999

                          BRAUN'S FASHIONS CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                   ASSETS                                            FEBRUARY 27,        FEBRUARY 28,
                                                                                         1999                1998
                                                                                     ------------        ------------
Current assets:
     Cash and cash equivalents.............................................         $  12,587,719       $  15,848,439
     Accounts receivable...................................................             1,397,502             847,746
     Merchandise inventory.................................................            10,799,046          10,735,681
     Prepaid expenses......................................................               547,947             414,341
     Current deferred tax asset............................................               275,493             322,570
                                                                                     ------------        ------------
       Total current assets................................................            25,607,707          28,168,777

Equipment and improvements:
     Leasehold improvements................................................            11,600,657          11,817,695
     Furniture and fixtures................................................             9,312,599           8,296,459
     Other equipment.......................................................             4,445,331           3,337,479
     Construction in progress..............................................               864,714             312,585
                                                                                     ------------        ------------
                                                                                       26,223,301          23,764,218
     Less accumulated depreciation and amortization........................            13,268,337          12,821,164
                                                                                     ------------        ------------
       Net equipment and improvements......................................            12,954,964          10,943,054

Other assets:
     Long-term deferred tax asset..........................................             1,468,101           1,414,789
     Other.................................................................                28,844              63,424
                                                                                     ------------        ------------
       Total other assets..................................................             1,496,945           1,478,213
                                                                                     ------------        ------------
       Total assets........................................................         $  40,059,616       $  40,590,044
                                                                                     ------------        ------------
                                                                                     ------------        ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable......................................................         $   2,893,317       $   3,666,921
     Accrued salaries, wages and related expenses..........................             2,236,876           2,014,996
     Other accrued liabilities.............................................             3,234,935           2,446,536
     Current maturities of long-term debt..................................               271,592             681,424
     Income taxes payable..................................................               546,936             186,982
                                                                                     ------------        ------------
       Total current liabilities...........................................             9,183,656           8,996,859

Long-term obligations:
     Long-term debt........................................................             5,073,604           9,616,311
     Accrued rent obligation...............................................             1,072,590           1,017,556
                                                                                     ------------        ------------
       Total long-term obligations.........................................             6,146,194          10,633,867

Stockholders' equity:
     Preferred stock - $0.01 par value, 1,000,000 shares authorized,
       none outstanding....................................................                    --                  --
     Common stock - $0.01 par value, 9,000,000 shares authorized,
       4,349,761 and 4,523,393 shares issued and outstanding in 1999
       and 1998, respectively..............................................                47,178              45,234
     Additional paid-in capital............................................            29,304,648          28,588,350
     Accumulated deficit...................................................            (1,447,099)         (7,674,266)
                                                                                     ------------        ------------
                                                                                       27,904,727          20,959,318
     Common stock held in treasury, at cost (368,000 shares)...............            (2,999,961)                 --
     Common stock subscriptions receivable.................................              (175,000)                 --
                                                                                     ------------        ------------
       Total stockholders' equity..........................................            24,729,766          20,959,318
                                                                                     ------------        ------------
       Total liabilities and stockholders' equity..........................         $  40,059,616       $  40,590,044
                                                                                     ------------        ------------
                                                                                     ------------        ------------

          See accompanying notes to consolidated financial statements.

                          BRAUN'S FASHIONS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                      FISCAL YEAR ENDED
                                                                     ----------------------------------------------------
                                                                     FEBRUARY 27,        FEBRUARY 28,          MARCH 1,
                                                                         1999                1998                1997
                                                                     ------------        ------------        ------------
Net sales.....................................................       $110,142,393       $  99,535,773       $  95,946,046

Cost of sales:
    Merchandise, buying and occupancy
    (exclusive of depreciation and amortization shown below)..         71,488,228          65,110,994          65,445,103
                                                                      -----------        ------------        ------------

    Gross profit..............................................         38,654,165          34,424,779          30,500,943

Selling, general and administrative...........................         25,621,024          23,390,027          22,854,266
Depreciation and amortization.................................          2,678,987           2,533,282           2,648,563
Reorganization expense........................................                 --                  --           7,829,924
Nonrecurring expense..........................................                 --             775,451                  --
                                                                      -----------        ------------        ------------

    Operating income (loss)...................................         10,354,154           7,726,019          (2,831,810)

Interest, net.................................................            282,508             690,589             684,330
                                                                      -----------        ------------        ------------

Income (loss) before income taxes.............................         10,071,646           7,035,430          (3,516,140)

Income tax provision (benefit)................................          3,879,875           2,749,971          (2,895,146)
                                                                      -----------        ------------        ------------

    Net income (loss) before extraordinary gain...............          6,191,771           4,285,459            (620,994)

Extraordinary gain............................................             35,396             115,872                  --
                                                                      -----------        ------------        ------------

Net income (loss).............................................       $  6,227,167       $   4,401,331       $    (620,994)
                                                                      -----------        ------------        ------------
                                                                      -----------        ------------        ------------

Basic earnings per common share:
    Net income (loss) before extraordinary gain...............       $       1.36       $        0.96       $       (0.15)
    Extraordinary gain........................................               0.01                0.02                  --
                                                                      -----------        ------------        ------------

    Net income (loss).........................................       $       1.37       $        0.98       $       (0.15)
                                                                      -----------        ------------        ------------
                                                                      -----------        ------------        ------------

    Weighted average common shares outstanding................          4,541,480           4,482,119           4,029,041
                                                                      -----------        ------------        ------------
                                                                      -----------        ------------        ------------

Diluted earnings per common share:
    Net income (loss) before extraordinary gain...............       $       1.30       $        0.89       $       (0.15)
    Extraordinary gain........................................               0.01                0.02                  --
                                                                      -----------        ------------        ------------

    Net income (loss).........................................       $       1.31       $        0.91       $       (0.15)
                                                                      -----------        ------------        ------------
                                                                      -----------        ------------        ------------
    Weighted average common and common
         equivalent shares outstanding........................          4,773,836           4,812,482           4,029,041
                                                                      -----------        ------------        ------------
                                                                      -----------        ------------        ------------


          See accompanying notes to consolidated financial statements.

                          BRAUN'S FASHIONS CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                         COMMON         COMMON
                                    COMMON STOCK            ADDITIONAL                    STOCK          STOCK
                              -------------------------      PAID-IN     ACCUMULATED     HELD IN     SUBSCRIPTIONS
                                SHARES         AMOUNT        CAPITAL       DEFICIT      TREASURY      RECEIVABLE       TOTAL
                              -----------    ----------    -----------   -----------   -----------   ------------   -----------
March 2, 1996                   3,793,312    $   37,933    $25,079,052  $(11,454,603)  $        --   $        --    $13,662,382

Stock issued pursuant
   to plan of reorganization      617,516         6,175      2,475,006            --            --            --      2,481,181

Stock issued on
   exercise of options             21,760           218         49,985            --            --            --         50,203

Net loss                               --            --             --      (620,994)           --            --       (620,994)
                              -----------    ----------    -----------   -----------   -----------   ------------   -----------
March 1, 1997                   4,432,588        44,326     27,604,043   (12,075,597)           --            --     15,572,772

Stock issued on
   exercise of options             90,805           908        300,507            --            --            --        301,415

Tax benefit on exercise
   of stock options                    --            --        165,349            --            --            --        165,349

Accelerated vesting
   of stock options                    --            --        518,451            --            --            --        518,451

Net income                             --            --             --     4,401,331            --            --      4,401,331
                              -----------    ----------    -----------   -----------   -----------   ------------   -----------
February 28, 1998               4,523,393        45,234     28,588,350    (7,674,266)           --            --     20,959,318

Stock issued on
   exercise of options            194,368         1,944        611,260            --            --            --        613,204

Tax benefit on exercise
   of stock options                    --            --        105,038            --            --            --        105,038

Common stock
   subscriptions receivable            --            --             --            --            --       (175,000)     (175,000)

Acquisiton of common
   stock held in treasury,
   at cost                       (368,000)           --             --            --    (2,999,961)           --     (2,999,961)

Net income                             --            --             --     6,227,167            --            --      6,227,167
                              -----------    ----------    -----------   -----------   -----------   ------------   -----------
February 27, 1999               4,349,761    $   47,178    $29,304,648   $(1,447,099)  $(2,999,961)  $   (175,000)  $24,729,766
                              -----------    ----------    -----------   -----------   -----------   ------------   -----------
                              -----------    ----------    -----------   -----------   -----------   ------------   -----------




          See accompanying notes to consolidated financial statements.

                          BRAUN'S FASHIONS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      FISCAL YEAR ENDED
                                                                      ---------------------------------------------------
                                                                      FEBRUARY 27,       FEBRUARY 28,          MARCH 1,
                                                                          1999               1998                1997
                                                                      -------------     -------------        ------------
Cash flows from operating activities:
  Net income (loss) ..........................................        $   6,227,167     $   4,401,331        $   (620,994)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization...........................            2,678,987         2,533,282           2,678,963
      Accelerated vesting of stock options....................                   --           518,451                  --
      Extraordinary gain from early extinguishment of debt....              (57,090)         (186,890)                 --
      (Increase) decrease in deferred tax assets..............               (6,235)          260,744          (1,998,103)
      (Gain) loss on disposal of property and equipment.......               57,134            (5,810)          2,469,940
      Increase (decrease) in accrued rent obligation..........               55,034           121,303            (185,448)
      Changes in operating assets and liabilities:
        (Increase) decrease in merchandise inventory,
           prepaid expenses, receivables and other............             (712,147)       (1,991,667)          4,456,747
        Increase in accounts payable and
           accrued liabilities................................              236,675         1,242,958           2,214,825
        Increase in income taxes payable/receivable...........              359,954         1,057,480                  --
                                                                      -------------     -------------        ------------
       Net cash provided by operating activities..............            8,839,479         7,951,182           9,015,930

Cash flows from investing activities:
       Purchase of equipment and improvements.................           (4,811,730)       (2,720,178)         (1,042,622)
       Proceeds from sale of furniture and fixtures...........               63,699            34,949              53,270
                                                                      -------------     -------------        ------------
           Net cash used in investing activities..............           (4,748,031)       (2,685,229)           (989,352)

Cash flows from financing activities:
       Principal payments on debt agreements..................           (5,120,428)       (1,090,754)           (250,060)
       Borrowings under debt agreements.......................                   --                --           2,878,952
       Interest on 12% Senior Notes added to principal........              224,979           292,760                  --
       Exercise of stock options and related income tax benefit             718,242           466,764              50,203
       Common stock subscriptions receivable..................             (175,000)               --                  --
       Acquisition of common stock
          held in treasury, at cost...........................           (2,999,961)               --                  --
       Checks issued, not yet presented for payment...........                   --                --          (1,335,088)
                                                                      -------------     -------------        ------------
       Net cash provided by (used in) financing activities....           (7,352,168)         (331,230)          1,344,007
Net increase (decrease) in cash and cash equivalents..........           (3,260,720)        4,934,723           9,370,585
Cash and cash equivalents at beginning of year................           15,848,439        10,913,716           1,543,131
                                                                      -------------     -------------        ------------
Cash and cash equivalents at end of year......................        $  12,587,719     $  15,848,439        $ 10,913,716
                                                                      -------------     -------------        ------------
                                                                      -------------     -------------        ------------
Supplemental cash flow information:
        Interest paid during the year.........................        $     821,831     $     958,627        $    644,198
        Income taxes paid (refunded) during the year..........        $   3,442,812     $   1,276,893        $   (903,958)
        Debt for equity exchange..............................        $          --     $          --        $  2,900,000
        Write-off of deferred financing costs.................        $          --     $          --        $    418,818


          See accompanying notes to consolidated financial statements.

                          BRAUN'S FASHIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

       Braun's Fashions Corporation ("BFC"), through its wholly-owned subsidiary, Braun's Fashions, Inc. ("BFI") (collectively referred to as the "Company"), operates retail specialty stores selling women's clothing and related accessories, primarily in the Midwest. The Company operated 195, 179 and 170 stores at the end of fiscal 1999, 1998 and 1997, respectively.

       FISCAL YEAR AND BASIS OF PRESENTATION

       The Company's fiscal year ends on the Saturday nearest February 28. The fiscal years ending February 27, 1999, February 28, 1998 and March 1, 1997 consisted of 52 weeks each. The consolidated financial statements include the accounts of BFC and its wholly-owned subsidiary, BFI. All significant intercompany accounts have been eliminated in consolidation.

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

       EQUIPMENT AND IMPROVEMENTS

       Equipment and improvements are stated at cost. Equipment is depreciated over its estimated useful life and improvements are amortized over the term of the related leases. Repairs and maintenance which do not extend an asset's useful life are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period. The Company evaluates its long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of February 27, 1999, the Company has determined that no adjustment to the financial statements is necessary under SFAS No. 121.

       RENT EXPENSE

       Many of the Company's lease agreements for retail space include escalation clauses in minimum base rent. The Company recognizes minimum base rent expense for the lease term in equal annual amounts over the lease term.

       ADVERTISING

       The Company expenses advertising costs as incurred. Advertising costs for the fiscal years ended 1999, 1998 and 1997 were $645,000, $671,000 and $793,000, respectively.

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

       INCOME TAXES

       Income taxes are provided following the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS No. 109")"Accounting for Income Taxes. "Under the provisions of SFAS No. 109, deferred tax assets and liabilities result from the expected future tax consequences of differences between the carrying value and the tax basis of assets and liabilities.

       NET INCOME (LOSS) PER COMMON SHARE

       In fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under SFAS No. 128, basic earnings per share ("EPS") is computed based on the weighted average number of shares of common stock outstanding during the applicable periods while diluted EPS is computed based on the weighted average number of shares of common and common equivalent shares (dilutive stock options) outstanding. EPS for all periods presented have been restated to reflect the adoption of SFAS No. 128.

       The following is a reconciliation of the number of shares
(denominator) used in the basic and diluted EPS computations:

                                                                                   EFFECT OF
                                                            BASIC               DILUTIVE STOCK             DILUTED
                                                             EPS                    OPTIONS                  EPS
                                                          ---------             --------------            ---------
      Fiscal 1999
         Shares.........................................  4,541,480                  232,356              4,773,836
         Per share amount before extraordinary gain.....      $1.36                   $(0.06)                 $1.30
         Per share amount including extraordinary gain..      $1.37                   $(0.06)                 $1.31

      Fiscal 1998
         Shares.........................................  4,482,119                  330,363              4,812,482
         Per share amount before extraordinary gain.....      $0.96                   $(0.07)                 $0.89
         Per share amount including extraordinary gain..      $0.98                   $(0.07)                 $0.91

      Fiscal 1997
         Shares.........................................  4,029,041                       --              4,029,041
         Per share amount...............................     $(0.15)                      --                 $(0.15)

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

       The Company incurred the following expenses during fiscal 1997 in connection with its Chapter 11 reorganization proceedings:

          Professional fees and services                                  $2,610,000
          Loss on disposal of property, fixtures and equipment             2,453,000
          Lease rejection claims                                           1,042,000
          Other                                                            1,725,000
                                                                          ----------
          Total                                                           $7,830,000
                                                                          ----------
                                                                          ----------

NOTE 3 -- LONG-TERM DEBT

       As part of the Plan, the Company issued $10,300,200 of debt in the form of 12% Senior Notes (the "Senior Notes") due January 2005. The Senior Notes were issued, pursuant to an Indenture dated December 2, 1996, to (i) the holders of the 9% Senior Notes due January 2001 where each holder received, for each $1,000 principal face amount, (a) 48 shares of common stock in the Company and (b) Senior Notes in original principal amount of $800 and (ii) the Company's prepetition banks who received a total of (a) 138,284 shares of common stock in the Company and (b) $2,313,000 in original principal face amount of the Senior Notes.

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

       The Senior Notes are general unsecured senior obligations of the Company. The Indenture for the Senior Notes ("the Indenture") contains certain covenants which, among other things, limit the ability of the Company to incur liens and additional indebtedness. As of February 27, 1999, the most recent measurement date, the Company was in compliance with all covenants of the Indenture. In November 1998, the Company received consent from the holders of a majority, by principal face amount, of its Senior Notes. This consent eliminated a restrictive covenant under the Indenture which, among other things, prohibited the Company from repurchasing its equity securities and paying dividends.

       During fiscal 1999 and 1998, the Company purchased $4,676,000 and $1,033,000 principal face amount of its Senior Notes, respectively, at a discount from par. The purchases resulted in extraordinary gains of $35,396 and $115,872, net of tax, in 1999 and 1998, respectively. All of the January 1, 1999 to January 1, 2004 annual mandatory redemption requirements were satisfied by the purchases, leaving no additional mandatory payments due until maturity on January 1, 2005.

                          BRAUN'S FASHIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 -- LONG TERM DEBT(CONTINUED)

       In March 1999, the Company entered into an Amended and Restated Revolving Credit and Security Agreement with Norwest Bank Minnesota, National Association (the "Norwest Revolver"). The Norwest Revolver will expire on June 30, 2002 and replaced the Company's previous credit agreement with Norwest Bank. The Norwest Revolver provides the Company with revolving credit loans and letters of credit up to $12 million, subject to a borrowing base formula tied to inventory levels.

       Loans under the Norwest Revolver bear interest at Norwest's base rate plus 1/4%. Interest is payable monthly in arrears. The Norwest Revolver carries a facility fee of 1/4% based on the unused portion of the Norwest Revolver as defined in the agreement. This facility is secured by substantially all of the Company's assets. The borrowing base at February 27, 1999, was $6.0 million. As of February 27, 1999, the Company had no borrowings and outstanding letters of credit in the amount of $3.3 million under the Norwest Revolver. Accordingly, the availability of revolving credit loans under the Norwest Revolver was $2.7 million at that date.

       The Norwest Revolver contains certain restrictive covenants, including restrictions on incurring additional indebtedness, limitations on certain types of investments and prohibitions on paying dividends. The Norwest Revolver also requires the Company to maintain certain financial ratios. As of February 27, 1999, the most recent measurement date, the Company was in compliance with all covenants of the Norwest Revolver.

Outstanding debt consists of the following:

                                                                                    FEBRUARY 27,         FEBRUARY 28,
                                                                                        1999                 1998
                                                                                    -------------        ------------
         12% Senior Notes due 2005...........................................       $   4,904,194        $  9,607,247
         Obligation under capital lease......................................             441,002             690,488
                                                                                    -------------        ------------
                                                                                        5,345,196          10,297,735
         Less:
              Current maturities of 12% Senior Notes.........................                  --             431,938
              Current maturities of capital lease obligation.................             271,592             249,486
                                                                                    -------------        ------------
         Long-term debt......................................................       $   5,073,604        $  9,616,311
                                                                                    -------------        ------------
                                                                                    -------------        ------------

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

                          BRAUN'S FASHIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 -- STOCK OPTION PLANS

       In 1987, the Company adopted the 1987 Stock Incentive Plan which, as amended, provided for the granting of options to purchase up to 710,000 shares of common stock. Option grants include qualified and non-qualified grants vesting over zero to four years. Options are exercisable up to ten years from the date of grant and are granted at a price not less than 100% of the fair market value of the shares on the date of grant. In June 1996, the Company repriced previously granted employee options to purchase up to 358,200 shares of the Company's common stock. The initial exercise price of these options was $7.00 per share and was reset to $2.00, $3.00, or $4.00 per share. The closing price of the Company's common stock at the date of the repricing was $1.56 per share. The 1987 Stock Incentive Plan terminated on September 11, 1997 and no new options may be granted under that plan after that date.

       In July 1997, the Company's shareholders approved the Company's 1997 Stock Incentive Plan to replace the 1987 incentive plan. The 1997 Stock Incentive Plan was amended in fiscal 1999, increasing the number of shares of common stock authorized for issuance from 300,000 to 450,000 shares. As of February 27, 1999, 149,000 options remain available for grant. The 1997 Incentive Plan permits the granting of qualified incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code and non-qualified stock options. Options are granted at a price not less than 100% of the fair market value of the Company's common stock on the option grant date, vest over three to five years and are exercisable up to 10 years from the date of grant.

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

       In fiscal 1998, the Company granted to non-employee members of its Board of Directors options to purchase an aggregate of 60,000 shares of the Company's common stock. The exercise price of these options is $8.75, equal to the fair market value of the common stock on the date of the grant. Accordingly, no compensation expense was recognized on the issuance of these options. The options vest over three years and are exercisable for ten years from the grant date.

       In July 1998, the Company's shareholders approved the Company's 1998 Director Stock Option Plan. The 1998 Director Plan provides for granting of non-qualified stock options to purchase an aggregate of 100,000 shares of common stock to non-employee directors. As of February 27, 1999, no options had been granted under the 1998 Director Plan. Options are to be granted at a price not less than 100% of the fair market value of the Company's common stock on the option grant date and are exercisable for up to five years from the date of grant.

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

       The Company has elected to recognize compensation cost for its stock based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Generally, no compensation expense is recognized for stock options with exercise prices equal to the market value of the underlying shares of stock at the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." If compensation cost for these plans had been determined based on the fair value methodology prescribed by SFAS No. 123, the Company's net earnings and earnings per share in fiscal 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below.

                          BRAUN'S FASHIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4 -- STOCK OPTION PLANS (CONTINUED)

                                                                           1999               1998                1997
                                                                        ----------         ----------         -----------
      Net income (loss) - as reported                                   $6,227,167         $4,401,331         $ (620,994)
      Net income (loss) - pro forma                                     $5,814,836         $4,239,092         $ (686,827)
      Net income (loss) per diluted share - as reported                 $     1.31         $     0.91         $    (0.15)
      Net income (loss) per diluted share  - pro forma                  $     1.22         $     0.88         $    (0.17)

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

       The following weighted-average assumptions were used for grants in fiscal 1999, 1998 and 1997:

                                                                           1999               1998               1997
                                                                        ----------        ------------       ------------
                    Dividend yield                                         0.00%              0.00%              0.00%
                    Expected volatility                                   53.76%             56.56%             57.32%
                    Risk-free interest rate                                5.47%          5.99% - 6.11%      5.99% - 6.50%
                    Expected lives                                      4.31 Years         4.31 Years           3 Years

                          BRAUN'S FASHIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 -- STOCKOPTION PLANS (CONTINUED)

       The following summarizes stock option transactions:

                                                                       FISCAL YEAR ENDED
                                          ------------------------------------------------------------------------------
                                             FEBRUARY 27, 1999         FEBRUARY 28, 1998            MARCH 1, 1997
                                          ------------------------   -----------------------   -------------------------
                                                       WEIGHTED                  WEIGHTED                   WEIGHTED
                                                        AVERAGE                   AVERAGE                    AVERAGE
                                           SHARES   EXERCISE PRICE   SHARES   EXERCISE PRICE   SHARES    EXERCISE PRICE
                                          -------- ---------------- -------- ---------------- --------  ----------------
Outstanding, beginning of period          559,528       $4.92        519,400       $3.26       408,320       $6.52
Granted                                   305,000       10.69        175,000        8.75       176,000        3.83
Reissued                                       --          --             --          --       358,200        3.00
Exercised                                (194,368)       3.15        (84,139)       3.15       (21,760)       0.91
Cancelled                                  (6,300)       7.88        (50,733)       4.13      (401,360)       6.85
                                          --------  -------------    -------    ------------   -------    ------------
Outstanding, end of period                663,860       $8.03        559,528       $4.92       519,400       $3.26
                                          --------  -------------    -------    ------------   -------    ------------
                                          --------  -------------    -------    ------------   -------    ------------
Exercisable, end of period                157,067       $5.18        204,501       $3.21        23,914       $2.60
                                          --------  -------------    -------    ------------   -------    ------------
                                          --------  -------------    -------    ------------   -------    ------------

Available for grant, end of period        249,000                    300,000                   184,320
                                          --------                   -------                   -------
                                          --------                   -------                   -------
Weighted average fair value
     of options granted                                $10.69                      $8.75                     $2.80
                                                    -------------               ------------              ------------
                                                    -------------               ------------              ------------

The following summarizes stock options outstanding and options exercisable at February 27, 1999:

                                               OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                               ----------------------------------------------------    -----------------------------
                                                    WEIGHTED            WEIGHTED                         WEIGHTED
            RANGE OF             NUMBER         AVERAGE REMAINING        AVERAGE         NUMBER           AVERAGE
         EXERCISE PRICES       OUTSTANDING      CONTRACTUAL LIFE     EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
        -----------------      -----------      -----------------    --------------    -----------    --------------
        $2.00   -   $6.00        186,194               7.35              $3.14           101,400           $3.33
        $6.01   -   $8.75        176,666               8.33               8.66            55,667            8.56
        $8.76   -  $10.69        301,000               9.08              10.69                --              --
                               -----------      -----------------    --------------    -----------    --------------
                                 663,860               8.40              $8.03           157,067           $5.18
                               -----------      -----------------    --------------    -----------    --------------
                               -----------      -----------------    --------------    -----------    --------------

NOTE 5 -- INCOME TAXES

     The provision (benefit) for income taxes for the fiscal years ended February 27, 1999, February 28, 1998 and March 1, 1997 consisted of:

                                                                          1999               1998                1997
                                                                        ----------       ------------        -----------
     Current
          Federal.............................................          $3,186,110       $  2,389,227        $  (917,043)
          State...............................................             700,000            100,000             20,000
                                                                        ----------       ------------        -----------
     Current tax expense (benefit)............................           3,886,110          2,489,227           (897,043)
     Deferred.................................................              (6,235)           260,744         (1,998,103)
                                                                        ----------       ------------        -----------
     Provision (benefit) for income tax ......................          $3,879,875       $  2,749,971        $(2,895,146)
                                                                        ----------       ------------        -----------
                                                                        ----------       ------------        -----------

                          BRAUN'S FASHIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 -- INCOME TAXES (CONTINUED)

       The Company's effective income tax rate for fiscal years ended February 27, 1999, February 28, 1998 and March 1, 1997, differs from the federal income tax rate as follows:

                                                                             1999                1998                 1997
                                                                            ------              ------               -------
      Federal income tax at statutory rate....................               34.0%                34.0%              (34.0)%
      State income tax (net of federal benefit)...............                4.6                  0.9                 0.4
      Valuation allowance.....................................                --                   --                (50.9)
      Accelerated vesting of stock options....................                --                   2.0                 --
      Other...................................................               (0.1)                 2.2                 2.2
                                                                            ------              ------               -------
                                                                             38.5%                39.1%              (82.3)%
                                                                            ------              ------               -------
                                                                            ------              ------               -------

      The net deferred tax assets included in the consolidated balance sheet as of February 27, 1999 and February 28, 1998 are as follows:

                                                                    FEBRUARY 27,       FEBRUARY 28,
                                                                        1999               1998
                                                                    -----------        -----------
      Vacation accrual...................................             $198,878           $180,200
      Inventory and other................................               76,615            142,370
                                                                    -----------        -----------
         Current deferred tax assets ....................              275,493            322,570

      Depreciation and amortization......................              818,182            749,802
      Accrued rent obligation............................              364,680            345,969
      Interest on Senior Notes added to principal........              106,495            120,873
      Other..............................................              178,744            198,145
                                                                    -----------        -----------
         Long-term deferred tax assets...................            1,468,101          1,414,789
                                                                    -----------        -----------
         Total deferred tax assets.......................           $1,743,594         $1,737,359
                                                                    -----------        -----------
                                                                    -----------        -----------


      Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income.

NOTE 6 -- EMPLOYEE BENEFIT PLANS

         Effective March 3, 1991, the Company established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for the benefit of all employees who meet certain eligibility requirements, primarily age and length of service. The plan allows eligible employees to invest from 1% to 16% of their compensation. For fiscal years ended February 27, 1999, February 28, 1998 and March 1, 1997, the Company approved a discretionary matching contribution of 25% of the first 6% of the participants' pre-tax contributions. Such contributions were based principally on Company performance. Company contributions made for the fiscal years ended February 27, 1999, February 28, 1998 and March 1, 1997 were $67,362, $55,954, and $56,993, respectively.
Effective March 1, 1999, the Company amended the plan to allow for fixed quarterly Company matching contributions of 50% of the first 3% of the participants pre-tax contributions and 25% of the next 3% of the participants pre-tax contributions.

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

          Total rental expense for all leases was as follows:                        FISCAL YEAR ENDED
                                                                 ---------------------------------------------------
                                                                  FEBRUARY 27,      FEBRUARY 28,          MARCH 1,
                                                                     1999               1998                1997
                                                                 -------------     -------------       -------------
          Minimum rent....................................       $  5,655,384      $  4,726,654        $  6,219,379
          Contingent rent -- based on a percentage of sales         1,824,926         2,109,262           1,443,340
          Maintenance, taxes and other....................          3,267,663         2,667,097           3,367,817
                                                                 -------------     -------------       -------------
                                                                 $ 10,747,973      $  9,503,013        $ 11,030,536
                                                                 -------------     -------------       -------------
                                                                 -------------     -------------       -------------

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

         The Company subleases 80,000 square feet of warehouse space in its distribution center to a third party under an agreement which commenced October 1, 1997. Under the agreement, the Company received minimum rent of 14,667 per month from October 1, 1997 through August 31, 1998; and will receive $21,667 per month from September 1, 1998 to August 31, 1999 and $24,667 per month from September 1, 1999 to August 31, 2000. The subtenant may extend the lease for two options periods. Rent for the first three year option period would be $26,480 per month. Rent for the second option period of one year and nine months would be $29,790 per month. The subtenant is also required to reimburse the Company for property taxes, utilities and other operating costs of the subleased portion of the facility.

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

         Future minimum rental commitments for all leases are as follows:

                                        CAPITAL
                                         LEASE                                   OPERATING LEASES
                                      -----------           ---------------------------------------------------------
                                          POS                  RETAIL          OFFICE/
                                       REGISTER                 STORE         WAREHOUSE     VEHICLES/
FISCAL YEAR                            EQUIPMENT             FACILITIES      FACILITIES      OTHER           TOTAL
                                      -----------           ------------    ------------    ---------     -----------
2000................................  $   298,723            $ 5,806,451     $  198,029      $104,149     $ 6,108,629
2001................................      174,255              5,614,917        345,854        17,824       5,978,595
2002................................           --              5,477,793        493,854            --       5,971,647
2003................................           --              4,831,430        520,971            --       5,352,401
2004................................           --              4,046,038        548,088            --       4,594,126
Thereafter..........................           --             10,710,707        726,767            --      11,437,474
                                      -----------           ------------    ------------    ---------     -----------
     Total minimum lease payments..       472,978            $36,487,336     $2,833,563      $121,973     $39,442,872
                                                            ------------    ------------    ---------     -----------
                                                            ------------    ------------    ---------     -----------
Less: Amount representing interest..       31,976
                                      -----------
Present value of minimum capital
   lease payments...................      441,002

Less: Current maturities............      271,592
                                      -----------
Obligation under capital lease,
   less current maturities..........  $   169,410
                                      -----------
                                      -----------

                          BRAUN'S FASHIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 -- NONRECURRING EXPENSE

         In February 1998, the Company completed the implementation of its management succession plan. As a result of the plan, Nicholas H. Cook, the Company's Chairman and Chief Executive Officer ("CEO") since 1990, relinquished his CEO responsibilities but will continue to serve as Chairman of the Company's Board of Directors, until August 31, 1999. Herbert D. Froemming, the Company's former Vice Chairman, elected to take early retirement. As part of the management succession plan, the Company incurred a one-time, pre-tax expense of $775,000, or $0.13 per diluted share. This charge was primarily non-cash, reflecting the accelerated vesting of previously issued stock options.

NOTE 9 -- RELATED PARTY TRANSACTIONS

         The Company's previous corporate office and warehouse facility was leased under a 28-year lease commencing June 1, 1981 from a partnership whose partners are current stockholders and former officers of the Company. On September 30, 1996, the Company rejected this lease and a related sublease in the United States Bankruptcy Court. In May 1997, the Company settled the related lease rejection claim for $89,768.

         Total expenses related to transactions with related parties are as follows:

                                                                                  FISCAL YEAR ENDED
                                                                  -------------------------------------------------
                                                                  FEBRUARY 27,        FEBRUARY 28,        MARCH 1,
                                                                      1999                1998              1997
                                                                  -----------         -----------       -----------
         Cost of sales:
              Rental expense.................................     $       --          $       --        $  143,111
         Selling and administrative:
              Rental expense.................................             --                  --            71,556
                                                                  -----------         -----------       -----------
                                                                  $       --          $       --        $  214,667
                                                                  -----------         -----------       -----------
                                                                  -----------         -----------       -----------

                          BRAUN'S FASHIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 -- QUARTERLY FINANCIAL DATA (UNAUDITED):
        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  FISCAL 1999 QUARTERS
                                                                 -------------------------------------------------------
                                                                     1ST            2ND            3RD            4TH
                                                                 ----------     ----------     ----------     ----------
     Net sales(1). . . . . . . . . . . . . . . . . . . . . .     $   25,003     $   22,942     $   30,826     $   31,371
     Gross profit. . . . . . . . . . . . . . . . . . . . . .          8,673          7,554         11,453         10,974
     Operating income  . . . . . . . . . . . . . . . . . . .          1,855            917          4,342          3,240
     Net income before extraordinary gain. . . . . . . . . .          1,078            504          2,641          1,969
     Extraordinary gain(2) . . . . . . . . . . . . . . . . .             --             --             35             --
                                                                 ----------     ----------     ----------     ----------
     Net income  . . . . . . . . . . . . . . . . . . . . . .     $    1,078     $      504     $    2,676     $    1,969
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------
     Basic per share data:
     Net earnings before extraordinary gain. . . . . . . . .     $     0.24     $     0.11     $     0.56     $     0.45
     Extraordinary gain. . . . . . . . . . . . . . . . . . .             --             --           0.01             --
                                                                 ----------     ----------     ----------     ----------
     Net earnings. . . . . . . . . . . . . . . . . . . . . .     $     0.24     $     0.11     $     0.57     $     0.45
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------
     Diluted per share data:
     Net earnings before extraordinary gain. . . . . . . . .     $     0.22     $     0.10     $     0.55     $     0.43
     Extraordinary gain. . . . . . . . . . . . . . . . . . .             --             --           0.01             --
                                                                 ----------     ----------     ----------     ----------
     Net earnings  . . . . . . . . . . . . . . . . . . . . .     $     0.22     $     0.10     $     0.56     $     0.43
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------
     Market price -- high(3) . . . . . . . . . . . . . . . .     $   13.625     $   14.375     $    9.750     $    9.500
                  -- low(3). . . . . . . . . . . . . . . . .     $   10.375     $    8.625     $    6.375     $    7.250


                                                                                  FISCAL 1998 QUARTERS
                                                                 -------------------------------------------------------
                                                                     1ST            2ND            3RD            4TH
                                                                 ----------     ----------     ----------     ----------
     Net sales(1). . . . . . . . . . . . . . . . . . . . . .     $   21,842     $   20,939     $   29,466     $   27,289
     Gross profit. . . . . . . . . . . . . . . . . . . . . .          7,659          6,761         11,028          8,977
     Nonrecurring expense(4) . . . . . . . . . . . . . . . .             --             --             --            775
     Operating income. . . . . . . . . . . . . . . . . . . .          1,580            684          4,120          1,342
     Net income before extraordinary gain. . . . . . . . . .            855            300          2,420            710
     Extraordinary gain(5) . . . . . . . . . . . . . . . . .            105              8             --              3
                                                                 ----------     ----------     ----------     ----------
     Net income  . . . . . . . . . . . . . . . . . . . . . .     $      960     $      308     $    2,420     $      713
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------
     Basic per share data:
     Net earnings before extraordinary gain. . . . . . . . .     $     0.20     $     0.07     $     0.54     $     0.15
     Extraordinary gain. . . . . . . . . . . . . . . . . . .           0.02           0.00             --           0.00
                                                                 ----------     ----------     ----------     ----------
     Net earnings. . . . . . . . . . . . . . . . . . . . . .     $     0.22     $     0.07     $     0.54     $     0.15
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------
     Diluted per share data:
     Net earnings before extraordinary gain. . . . . . . . .     $     0.18     $     0.06     $     0.50     $     0.15
     Extraordinary gain. . . . . . . . . . . . . . . . . . .           0.02           0.00             --           0.00
                                                                 ----------     ----------     ----------     ----------
     Net earnings  . . . . . . . . . . . . . . . . . . . . .     $     0.20     $     0.06     $     0.50     $     0.15
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------
     Market price -- high(3) . . . . . . . . . . . . . . . .     $   10.000     $   13.250     $   16.125     $   11.750
                  -- low(3). . . . . . . . . . . . . . . . .     $    6.375     $    7.375     $    7.250     $    7.875

(1) The Company's quarterly net sales show seasonal variation, as sales in the third and fourth quarters, which include the fall and holiday seasons, generally have been higher than sales in the first and second quarters.
(2) In fiscal 1999, the Company recorded an extraordinary gain of $35,000 on the purchase at a discount from par of $4,676,000 principal face amount of 12% Senior Notes due 2005.
(3) The market prices presented above represent the quarterly high and low sales prices of the Company's common stock.
(4) In fiscal 1998, the Company recorded a one-time, pre-tax charge of $775,000, or $0.13 per diluted share, related to the implementation of its management succession plan. The majority of this expense was non-cash, related to acceleration of previously issued options.
(5) In fiscal 1998, the Company recorded an extraordinary gain of $116,000 on the purchase at a discount from par of $1,033,000 principal face amount of 12% Senior Notes due 2005.

                          BRAUN'S FASHIONS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 -- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), effective in fiscal 1999, establishes standards of disclosure and financial statement display for reporting total comprehensive income and the individual components thereof. The adoption of SFAS No. 130 had no impact on the Company's financial position or results of operations for the year ended February 27, 1999.

      Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), effective in fiscal 1999, establishes new standards for determining reportable segments and for disclosing information regarding each such segment. Management does not believe that the Company has reportable segments and as such will not be required to disclose segment information.

      Statement of Financial Accounting Standards No 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), effective for fiscal years beginning after June 15, 1999, establishes standards for the recognition and measurement of derivatives and hedging activities. The Company does not currently engage in these types of risk management or investment activities. Therefore, SFAS No. 133 is not anticipated to have any impact on the Company's financial position or results of operations.

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

                                      PART III

                                      ITEM 10.
                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding the Company's directors required by Item 10 is incorporated herein by reference to the section entitled, "Item 1 - Election of Directors," in the Company's proxy statement for its 1999 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended February 27, 1999. Information regarding the Company's executive officers required by Item 10 is included in Part I of this Annual Report on Form 10-K as permitted by General Instruction G(3) to Form 10-K. Information required by this Item concerning compliance with Section 16(a) of the Securities Act of 1934 is included in the proxy statement under the section entitled "Security Ownership of Certain Beneficial Owners and Management," and such information is incorporated herein by reference.


                                      ITEM 11.
                               EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the section entitled "Compensation of Executive Officers and Directors" in the Company's proxy statement for its 1999 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended February 27, 1999.


                                      ITEM 12.
           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's proxy statement for its 1999 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulations 14A within 120 days of the Company's fiscal year ended February 27, 1999.

                                      ITEM 13.
                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's proxy statement for its 1999 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended February 27, 1999.


                                      PART IV

                                      ITEM 14.
          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

     (1)  FINANCIAL STATEMENTS:                                            PAGE
                                                                          ------
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

     (3)  EXHIBITS

                                                                                SEQUENTIAL
EXHIBITS                                                                         PAGE NO.
--------                                                                        ----------
 +3.1     Restated Certificate of Incorporation of the Company . . . . . . . .

 +3.2     By-Laws of the Company, as amended . . . . . . . . . . . . . . . . .

 +3.3     Articles of Incorporation of BFI . . . . . . . . . . . . . . . . . .

 +3.4     By-laws of BFI . . . . . . . . . . . . . . . . . . . . . . . . . . .

+10.1     1987 Stock Incentive Plan. . . . . . . . . . . . . . . . . . . . . .

+10.2     Amendment No. 1 to 1987 Stock Incentive Plan . . . . . . . . . . . .

+10.3     Amendment No. 2 to 1987 Stock Incentive Plan . . . . . . . . . . . .

+10.4     1992 Director Stock Option Plan. . . . . . . . . . . . . . . . . . .

+10.5     Braun's Fashions, Inc. Retirement Savings Plan . . . . . . . . . . .

+10.9     Sublease Agreement by and between Westburne Supply, Inc., United
          Westburne, Inc. and Braun's Fashions, Inc., dated February 16, 1994.

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
+10.11    Tax Sharing Agreement between Braun's Fashions Corporation and Braun's
          Fashions, Inc. . . . . . . . . . . . . . . . . . . . . . . . . . .

+10.12    Registrant's press release dated July 2, 1996 relating to the filing of the Registrant's plan of reorganization . . . . . . . . . . . . .

+10.13    Second Amended Plan of Reorganization dated October 22, 1996 (the
          "Plan of Reorganization"). . . . . . . . . . . . . . . . . . . . . .

+10.14    Motion to Approve Technical Amendment to the Plan of Reorganization
          dated November 19, 1996. . . . . . . . . . . . . . . . . . . . . . .

*10.15    Amended and Restated Revolving Credit and Security Agreement dated as of March 15, 1999 between Norwest Bank Minnesota, National Association and Braun's Fashions , Inc. and Braun's Fashions Corporation . . . .

+10.16    Indenture dated as of December 2, 1996 by and among Braun's Fashions
          Corporation, Braun's Fashions, Inc. and Schroder Bank & Trust Company.

+10.17    1997 Stock Incentive Plan. . . . . . . . . . . . . . . . . . . . . .

+10.18    Management Succession and Separation Agreement by and between Braun's
          Fashions Corporation and Nicholas H. Cook dated as of February 26,
          1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

+10.19    Management Succession and Separation Agreement by and between Braun's
          Fashions Corporation and Herbert D. Froemming dated as of February 26,
          1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

+10.20    Executive Employment Agreement, dated March 1, 1998, between Braun's
          Fashions Corporation and William J. Prange . . . . . . . . . . . . .

+10.21    Executive Employment Agreement, dated March 1, 1998, between Braun's
          Fashions Corporation and Joseph E. Pennington. . . . . . . . . . . .

+10.22    Executive Employment Agreement, dated March 1, 1998, between Braun's
          Fashions Corporation and Ralph C. Neal . . . . . . . . . . . . . . .

+10.23    First Supplemental Indenture dated as of November 9, 1998. . . . . .

*10.24    Amendment No. 1 to 1997 Stock Incentive Plan . . . . . . . . . . . .

*10.25    1998 Director Stock Option Plan. . . . . . . . . . . . . . . . . . .

+22.1     Subsidiaries of Company. . . . . . . . . . . . . . . . . . . . . . .

*27       Financial Data Schedule (submitted for SEC use only) . . . . . . . .


-------------------------------------

          + Previously filed

          * Filed with this report



(b)  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended February 27, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 21, 1999.


                                         BRAUN'S FASHIONS CORPORATION


                                         By:        /S/ WILLIAM J. PRANGE
                                            ------------------------------------
                                                      William J. Prange
                                                        PRESIDENT AND
                                                   CHIEF EXECUTIVE OFFICER


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        SIGNATURE                          TITLE                              DATE
       -----------                        -------                            ------

   /S/ NICHOLAS H. COOK     Chairman of the Board and Director            May 21, 1999
-------------------------
     Nicholas H. Cook


  /S/ WILLIAM J. PRANGE     President and Chief Executive Officer and     May 21, 1999
-------------------------   Director (Principal Executive Officer)
    William J. Prange



   /S/ ANDREW K. MOLLER     Senior Vice President and                     May 21, 1999
-------------------------   Chief Financial Officer (Principal
    Andrew K. Moller        Financial and Accounting Officer)



   /S/ MARC C. OSTROW       Director                                      May 21, 1999
-------------------------
     Marc C. Ostrow



  /S/ JAMES J. FULD, JR.    Director                                      May 21, 1999
-------------------------
   James J. Fuld, Jr.



   /S/ DONALD D. BEELER     Director                                      May 21, 1999
-------------------------
    Donald D. Beeler



  /S/ LARRY C. BARENBAUM    Director                                      May 21, 1999
-------------------------
   Larry C. Barenbaum
