Form 10-Q
period 1999-05-29
BRAUNS FASHIONS CORP
filed 1999-07-09
CIK 883943

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                   FORM 10-Q
(Mark One)

    /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended May 29, 1999

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  /X/          NO  / /

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES  /X/          NO  / /

       As of June 25, 1999, 4,353,894 shares of the registrant's common stock were outstanding.

                          BRAUN'S FASHIONS CORPORATION

                           FORM 10-Q QUARTERLY REPORT

                                      INDEX


                                     PART I

                              FINANCIAL INFORMATION

                                                                                          Page
                                                                                          ----
Item 1.       Consolidated Condensed Financial Statements:

              Consolidated Condensed Balance Sheet
              As of May 29, 1999 and February 27, 1999 ....................................  3

              Consolidated Condensed Income Statement
              For the Quarters Ended May 29, 1999 and May 30, 1998 ........................  4

              Consolidated Condensed Statement of Cash Flows
              For the Quarters Ended May 29, 1999 and May 30, 1998 ........................  5

              Notes to Consolidated Condensed Financial Statements ........................  6


Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations ...............................  7


Item 3.       Quantitative and Qualitative Disclosures
              About Market Risk ........................................................... 10


                                     PART II

                                OTHER INFORMATION

Item 1.       Legal Proceedings ........................................................... 10

Item 2.       Changes in Securities and Use of Proceeds ................................... 11

Item 3.       Defaults Upon Senior Securities ............................................. 11

Item 4.       Submission of Matters to a Vote of Security Holders ......................... 11

Item 5.       Other Information ........................................................... 11

Item 6.       Exhibits and Reports on Form 8-K ............................................ 11

              Signatures .................................................................. 12


                          BRAUN'S FASHIONS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                                       May 29,         February 27,
                                          ASSETS                                        1999               1999
                                                                                     (Unaudited)         (Audited)
                                                                                   --------------     ---------------
Current assets:
     Cash and cash equivalents.............................................        $    9,186,250     $    12,587,719
     Accounts receivable...................................................             1,635,192           1,397,502
     Merchandise inventory.................................................            12,158,298          10,799,046
     Prepaid expenses......................................................             1,190,579             547,947
     Current deferred tax asset............................................               275,493             275,493
                                                                                   --------------     ---------------
         Total current assets..............................................            24,445,812          25,607,707

Equipment and improvements, net............................................            14,810,748          12,954,964

Other assets:
     Long-term deferred tax asset..........................................             1,468,101           1,468,101
     Other ................................................................               188,076              28,844
                                                                                   --------------     ---------------
         Total other assets................................................             1,656,177           1,496,945
                                                                                   --------------     ---------------
         Total assets......................................................        $   40,912,737     $    40,059,616
                                                                                   --------------     ---------------
                                                                                   --------------     ---------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable......................................................        $    2,312,401    $      2,893,317
     Accrued liabilities...................................................             4,745,715           5,471,811
     Current maturities of long-term debt..................................               277,419             271,592
     Income taxes payable..................................................             1,191,555             546,936
                                                                                   --------------     ---------------
         Total current liabilities.........................................             8,527,090           9,183,656

Long-term liabilities:
     Long-term debt........................................................             5,038,898           5,073,604
     Accrued rent obligation...............................................             1,084,022           1,072,590
                                                                                   --------------     ---------------
         Total long-term liabilities.......................................             6,122,920           6,146,194

Stockholders' equity:
     Preferred stock-$0.01 par value, 1,000,000 shares authorized;
         none outstanding..................................................                    --                  --
     Common stock-$0.01 par value, 9,000,000 shares authorized;
         4,353,894 and 4,349,761 shares issued and outstanding at May 29,
         1999 and February 27, 1999, respectively..........................                47,219              47,178
     Additional paid-in capital............................................            29,317,006          29,304,648
     Retained earnings (deficit)...........................................                73,463          (1,447,099)
                                                                                   --------------     ---------------
                                                                                       29,437,688          27,904,727
     Common stock held in treasury, at cost (368,000 shares) ..............            (2,999,961)         (2,999,961)
     Common stock subscriptions receivable.................................              (175,000)           (175,000)
                                                                                   --------------     ---------------
         Total stockholders' equity........................................            26,262,727          24,729,766
                                                                                   --------------     ---------------
         Total liabilities and stockholders' equity........................        $   40,912,737     $    40,059,616
                                                                                   --------------     ---------------
                                                                                   --------------     ---------------


     See accompanying notes to consolidated condensed financial statements.

                          BRAUN'S FASHIONS CORPORATION
                     CONSOLIDATED CONDENSED INCOME STATEMENT
                                   (Unaudited)



                                                                                                  Quarter Ended
                                                                                        ----------------------------------
                                                                                            May 29,            May 30,
                                                                                             1999               1998
                                                                                        --------------     ---------------
Net sales.......................................................................        $   29,205,538     $    25,002,626

Cost of sales:
     Merchandise, buying and occupancy..........................................            18,869,330          16,329,319
                                                                                        --------------     ---------------
     Gross profit...............................................................            10,336,208           8,673,307

Selling, general and administrative expenses....................................             7,109,368           6,158,688
Depreciation ...................................................................               724,906             659,158
                                                                                        --------------     ---------------
     Operating income...........................................................             2,501,934           1,855,461

Interest, net...................................................................                29,476             116,571
                                                                                        --------------     ---------------
     Income before income taxes.................................................             2,472,458           1,738,890

Income tax provision ...........................................................               951,896             660,778
                                                                                        --------------     ---------------
     Net income ................................................................        $    1,520,562     $     1,078,112
                                                                                        --------------     ---------------
                                                                                        --------------     ---------------
Basic earnings per common share:

     Net income.................................................................        $         0.35     $          0.24
                                                                                        --------------     ---------------
                                                                                        --------------     ---------------
     Weighted average common shares outstanding.................................             4,353,339           4,523,393
                                                                                        --------------     ---------------
                                                                                        --------------     ---------------
Diluted earnings per common share:

     Net income ................................................................        $         0.34     $          0.22
                                                                                        --------------     ---------------
                                                                                        --------------     ---------------
     Weighted average common and common equivalent shares outstanding...........             4,490,926           4,874,940
                                                                                        --------------     ---------------
                                                                                        --------------     ---------------


     See accompanying notes to consolidated condensed financial statements.

                          BRAUN'S FASHIONS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                                Quarter Ended
                                                                                        ----------------------------------
                                                                                            May 29,            May 30,
                                                                                             1999               1998
                                                                                        --------------     ---------------
Cash flows from operating activities:
     Net income ................................................................        $    1,520,562     $     1,078,112
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization..............................................               724,906             659,158
     (Gain) loss on disposals of equipment, net.................................                46,228              (2,500)
     Increase (decrease) in accrued rent obligation.............................                11,432              (9,795)
  Changes in operating assets and liabilities:
     (Increase) decrease in merchandise inventory,
          prepaid expenses, receivables and other...............................            (2,398,806)            552,419
     Decrease in accounts payable,
          accrued liabilities and income taxes payable..........................              (662,393)         (1,716,393)
                                                                                        --------------     ---------------
          Net cash provided by (used in) operating activities...................              (758,071)            561,001

Cash flows from investing activities:
     Purchase of equipment and improvements.....................................            (2,626,918)           (739,418)
     Proceeds from sale of equipment............................................                    --               2,500
                                                                                        --------------     ---------------
          Net cash used in investing activities.................................            (2,626,918)           (736,918)

Cash flows from financing activities:
     Principal payments on long-term debt.......................................               (65,752)            (60,400)
     Interest on 12% Senior Notes added to principal............................                36,873              72,234
     Exercise of stock options and related income tax benefit...................                12,399               8,498
                                                                                        --------------     ---------------
          Net cash provided by (used in) financing activities...................               (16,480)             20,332
                                                                                        --------------     ---------------
Net decrease in cash and cash equivalents.......................................            (3,401,469)           (155,585)

Cash and cash equivalents at beginning of year..................................            12,587,719          15,848,439
                                                                                        --------------     ---------------
Cash and cash equivalents at end of period......................................        $    9,186,250     $    15,692,854
                                                                                        --------------     ---------------
                                                                                        --------------     ---------------

     See accompanying notes to consolidated condensed financial statements.

                          BRAUN'S FASHIONS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The financial statements included in this Form 10-Q have been prepared by Braun's Fashions Corporation and subsidiary (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended February 27, 1999.

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

NOTE 2 -- NET INCOME PER SHARE

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under SFAS No. 128, basic earnings per share ("EPS") is computed based on the weighted average number of shares of common stock outstanding during the applicable periods while diluted EPS is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding.

     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:



                                                                Quarter Ended
                                           -----------------------------------------------------
                                                May 29, 1999                    May 30, 1998
                                           -----------------------         ---------------------
                                                             Net                          Net
                                            Shares          Income           Shares      Income
                                           ---------       -------         ---------    --------
Basic EPS                                  4,353,339       $  0.35         4,523,393    $   0.24

Effect of dilutive stock options             137,587         (0.01)          351,547       (0.02)
                                           ---------       -------         ---------    --------
Diluted EPS                                4,490,926       $  0.34         4,874,940    $   0.22
                                           ---------       -------         ---------    --------
                                           ---------       -------         ---------    --------



NOTE 3 -- ACCOUNTING PRONOUNCEMENT

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

                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Braun's Fashions Corporation is a Minneapolis-based regional retailer of women's specialty apparel, which operates through its wholly-owned subsidiary, Braun's Fashions, Inc. As of June 25, 1999, the Company operated 208 stores in 24 states, primarily in the upper Midwest. The Company's stores offer coordinated assortments of exclusively designed sportswear, sweaters, dresses and accessories.

     During the first quarter of fiscal 2000 the Company opened seven new Christopher & Banks stores. All fiscal 2000 new store openings will adopt the name Christopher & Banks, thereby identifying the store name with the Company's brand name merchandise. During the quarter, in conjunction with store remodels, the Company also changed the name of six of its mature stores to Christopher & Banks.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's operating statement data expressed as a percentage of net sales.

                                                                  Quarter Ended
                                                       ----------------------------------
                                                       May 29, 1999          May 30, 1998
                                                       ------------          ------------
Net sales...........................................       100.0%               100.0%
Merchandise, buying and occupancy...................        64.6                 65.3
                                                           -----                -----
Gross profit........................................        35.4                 34.7
Selling, general and administrative.................        24.3                 24.6
Depreciation and amortization.......................         2.5                  2.7
                                                           -----                -----
Operating income ...................................         8.6                  7.4
Interest, net.......................................         0.1                  0.5
                                                           -----                -----
Income before income taxes .........................         8.5                  6.9
Income tax provision................................         3.3                  2.6
                                                           -----                -----
Net income .........................................         5.2%                 4.3%
                                                           -----                -----
                                                           -----                -----

      QUARTER ENDED MAY 29, 1999 COMPARED TO QUARTER ENDED MAY 30, 1998.

     NET SALES. Net sales for the quarter ended May 29, 1999 were $29.2 million, an increase of 17% from $25.0 million for the quarter ended May 30, 1998. The increase in sales was attributable to a 9% increase in same-store sales combined with an increase in the number of stores operated by the Company. The Company operated 200 stores at May 29, 1999 compared to 186 at May 30, 1998.

     GROSS PROFIT. Gross profit, which is net sales less cost of merchandise, buying and occupancy expenses, was $10.3 million or 35.4% of net sales during the first quarter of fiscal 2000 compared to $8.7 million or 34.7% of net sales during the same period in fiscal 1999. The increase in gross margin as a percent of net sales was a result of improved merchandise margins, primarily resulting from lower pricing obtained from overseas vendors, offset by a slight increase in occupancy expenses as a percent of sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first quarter of fiscal 2000 were $7.1 million or 24.3% of net sales compared to $6.2 million or 24.6% of net sales in the first quarter of fiscal 1999. The decrease as a percent of net sales was a result of leveraging associated with increased sales.

     OPERATING INCOME. Operating income for the quarter ended May 29, 1999 was $2.5 million or 8.6% of net sales compared to operating income of $1.9 million or 7.4% of net sales in the quarter ended May 30, 1998.

     INTEREST, NET. Net interest decreased by $87,095 from $116,571 in the first quarter of fiscal 1999 to $29,476 in the current year's first quarter. This decrease was primarily due to a reduction in the Company's long-term debt. In fiscal 1999 the Company repurchased and retired approximately $4.7 million original principal face amount of its Senior Notes due 2005.

     INCOME TAXES. Income tax expense in the first quarter of fiscal 2000 was $951,896 compared to $660,778 in the first quarter of fiscal 1999.

     NET INCOME. As a result of the foregoing factors, net income for the quarter ended May 29, 1999 was $1.5 million or 5.2% of net sales compared to $1.1 million or 4.3% of net sales for the quarter ended May 30, 1998.

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

     Net cash used by operating activities totaled $758,071 for the first three months of fiscal 2000. Cash was also used to finance $2.6 million of capital expenditures to open seven new stores and to substantially complete six major store remodelings. During the remainder of the fiscal year the Company intends to spend approximately $5.5 million to open at least 25 additional new stores under the name Christopher & Banks, to complete three major remodels and for various expenditures for its headquarters facility. Management expects its cash on hand combined with cash flow from operations to be sufficient to meet its capital expenditure and working capital requirements and its other needs for liquidity during the remainder of the year.

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

     Loans under the Norwest Revolver bear interest at Norwest's base rate plus 1/4%. Interest is payable monthly in arrears. The Norwest Revolver carries a facility fee of 1/4% on the unused portion of the Norwest Revolver as defined in the Norwest Revolver. This facility is secured by substantially all of the Company's assets. The borrowing base at June 25, 1999, was $7.9 million. As of June 25, 1999, the Company had no borrowings and outstanding letters of credit in the amount of $5.9 million under the Norwest Revolver. Accordingly, the availability of revolving credit loans under the Norwest Revolver was $2.0 million at that date.

     The Norwest Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness, limitations on certain types of investments and prohibitions on paying dividends, as well as requiring the maintenance of certain financial ratios. As of May 29, 1999, the most recent measurement date, the Company was in compliance with all covenants of the Norwest Revolver.

     In January 1997, the Company issued $10,300,200 of debt in the form of 12% Senior Notes (the "Senior Notes") due January 2005, pursuant to an Indenture dated as of December 2, 1996. The principal amount of the Senior Notes bears interest at the rate of 12% per annum. Interest at the rate of 9% per annum on the outstanding principal amount is due monthly. Interest at the rate of 3% per annum on the outstanding principal amount accrues monthly and upon accrual is treated as principal for all purposes, including without limitations, the calculation of all interest payments due thereafter, and is payable in full on January 1, 2005.

     The Senior Notes are general unsecured senior obligations of the Company. The Indenture for the Senior Notes ("the Indenture") contains certain covenants which, among other things, limit the ability of the Company to incur liens and additional indebtedness. As of May 29, 1999, the most recent measurement date, the Company was in compliance with all covenants of the Indenture. In November 1998, the Company received consent from the holders of a majority, by principal face amount, of its Senior Notes. This consent eliminated a restrictive covenant under the Indenture which, among other things, prohibited the Company from repurchasing its equity securities and paying dividends.

     In fiscal 1999 and fiscal 1998, the Company repurchased $4,676,000 and $1,033,000 respectively, of principal face amount of its Senior Notes at a discount from par. These purchases satisfied all of the annual mandatory redemption requirements through January 1, 2004, leaving no additional mandatory payments due until maturity on January 1, 2005.

     The Company is unaware of any environmental liability that would have a material adverse effect on the financial position or the results of operations of the Company.

     The Company anticipates that approximately 55% of its merchandise purchased in fiscal 2000 will be directly from overseas vendors. Since the Company purchases this merchandise using letters of credit denominated in U.S. dollars, primarily from vendors in countries whose currency is pegged to the U.S. dollar, management does not believe the Company will be materially affected by foreign currency fluctuations.

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

INFLATION

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the quarters ended May 29, 1999, and May 30, 1998.

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

     READINESS FOR YEAR 2000. The Company has been in the process of addressing the year 2000 issue with regard to its IT and Non-It Systems since the beginning of calendar 1998. In connection with a general upgrade of its IT Systems, the Company completed the installation of new merchandise and financial system software packages in February 1999. The Company began using these systems in March 1999. In addition to being year 2000 compliant, management believes the new merchandise systems allow for improved merchandise planning, sales tracking and trend analysis. Further, the Company also expects these systems will allow for improved distribution center processing and more flexible allocations of merchandise to the Company's stores.

     The Company has employed a consultant to upgrade the Company's point-of-sale systems to be year 2000 compliant. The final stages of this project, including testing, are estimated to be complete by August 1999. The Company has also evaluated its Non-IT Systems and determined that all Non-IT Systems that are critical to the Company's operations have been addressed regarding year 2000 compliance.

     COSTS TO ADDRESS YEAR 2000 ISSUES. In February 1999 the Company installed new year 2000 compliant software packages. These software packages and related hardware improvements, which the Company previously planned to install irrespective of any year 2000 considerations, cost approximately $1.0 million, of which approximately $50,000 was expensed and the remainder was capitalized. In addition, the Company intends to spend approximately $300,000 over the next twelve to eighteen months for hardware costs related to the new software packages. Other internal costs associated with the year 2000 issues, which are not separately tracked by the Company, consist primarily of payroll and related expenses for the Company's Management Information Systems department. All costs related to year 2000 compliant issues have been, or will be funded through cash flows from operations.

     RISKS OF YEAR 2000 ISSUES. The Company expects to implement all changes necessary to address the year 2000 issue by December 1999. The Company presently believes that, with the conversions to new software and modifications to existing IT and Non-IT Systems, the year 2000 issue will not pose significant operational problems for the Company's IT and Non-IT Systems and thus will not have a materially adverse effect on the Company's operations. However, the year 2000 issue is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

     Additionally, in its normal course of operations the Company relies upon vendors, government agencies, utility companies, telecommunications companies, shipping companies, suppliers and other third party service providers over which it can assert little control. The Company's ability to conduct its business is dependent upon the ability of these third parties to avoid year 2000 related disruptions. The Company has contacted and will continue to contact its key suppliers and other third party service providers to inquire as to their year 2000 readiness. If these parties do not adequately address their year 2000 issues the Company's business may be affected, which could result in a materially adverse effect on the results of operations and financial position of the Company.

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


                                     ITEM 4.
                           SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the first quarter of fiscal 2000.



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

Dated: July 9, 1999


                                                 BRAUN'S FASHIONS CORPORATION



                                                 By /s/ ANDREW K. MOLLER
                                                    --------------------------
                                                     Andrew K. Moller
                                                     Senior Vice President and
                                                     Chief Financial Officer

                                                     Signing on behalf of the
                                                     registrant and as principal
                                                     financial officer.