Form 10-Q
period 1999-08-28
BRAUNS FASHIONS CORP
filed 1999-10-12
CIK 883943

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                           ---------------------------
                                    FORM 10-Q
(Mark One)
  /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 28, 1999

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

                ------------------------------------------------

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

     As of September 24, 1999, 4,395,890 shares of the registrant's common stock were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          BRAUN'S FASHIONS CORPORATION

                           FORM 10-Q QUARTERLY REPORT

                                      INDEX

                                     PART I

                              FINANCIAL INFORMATION
Item 1.       Consolidated Condensed Financial Statements:                                                         Page
                                                                                                                   ----
              Consolidated Condensed Balance Sheet
              As of August 28, 1999 and February 27, 1999............................................................ 3

              Consolidated Condensed Income Statement
              For the Quarters Ended August 28, 1999 and August 29, 1998............................................. 4

              Consolidated Condensed Income Statement
              For the Two Quarters Ended August 28, 1999 and August 29, 1998......................................... 5

              Consolidated Condensed Statement of Cash Flows
              For the Two Quarters Ended August 28, 1999 and August 29, 1998......................................... 6

              Notes to Consolidated Condensed Financial Statements................................................... 7


Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.......................................................... 8


Item 3.       Quantitative and Qualitative Disclosures
              About Market Risk......................................................................................12

                                     PART II

                                OTHER INFORMATION

Item 1.       Legal Proceedings......................................................................................12

Item 2.       Changes in Securities and Use of Proceeds..............................................................12

Item 3.       Defaults Upon Senior Securities........................................................................12

Item 4.       Submission of Matters to a Vote of Security Holders....................................................12

Item 5.       Other Information......................................................................................13

Item 6.       Exhibits and Reports on Form 8-K.......................................................................13

              Signatures.............................................................................................14

                          BRAUN'S FASHIONS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                                          AUGUST 28,        FEBRUARY 27,
                                          ASSETS                                             1999               1999
                                                                                          (Unaudited)         (Audited)
                                                                                        --------------     ---------------
     Current assets:
      Cash and cash equivalents.................................................        $    7,101,236     $    12,587,719
      Accounts receivable.......................................................             1,342,568           1,397,502
      Merchandise inventory.....................................................            12,855,215          10,799,046
      Prepaid expenses..........................................................             1,189,169             547,947
      Prepaid income taxes......................................................               346,823                  --
      Current deferred tax asset................................................               275,493             275,493
                                                                                        --------------     ---------------
            Total current assets................................................            23,110,504          25,607,707

     Equipment and improvements, net............................................            15,961,031          12,954,964

     Other assets:
      Long-term deferred tax asset..............................................             1,468,101           1,468,101
      Other ....................................................................               155,901              28,844
                                                                                        --------------     ---------------
           Total other assets...................................................             1,624,002           1,496,945
                                                                                        --------------     ---------------
           Total assets.........................................................        $   40,695,537     $    40,059,616
                                                                                        --------------     ---------------
                                                                                        --------------     ---------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
      Accounts payable..........................................................        $    2,227,144    $      2,893,317
      Accrued liabilities.......................................................             4,743,762           5,471,811
      Current maturities of long-term debt......................................               283,370             271,592
      Income taxes payable......................................................                    --             546,936
                                                                                        --------------     ---------------
           Total current liabilities............................................             7,254,276           9,183,656

     Long-term liabilities:
      Long-term debt............................................................             5,002,936           5,073,604
      Accrued rent obligation...................................................             1,091,326           1,072,590
                                                                                        --------------     ---------------
           Total long-term liabilities..........................................             6,094,262           6,146,194

     Stockholders' equity:
      Preferred stock-$0.01 par value, 1,000,000 shares authorized;
           none outstanding.....................................................                    --                  --
      Common stock-$0.01 par value, 14,000,000 shares authorized;
           4,391,957 and 4,349,761 shares issued and outstanding at August 28,
           1999 and February 27, 1999, respectively.............................                47,600              47,178
      Additional paid-in capital................................................            29,464,302          29,304,648
      Retained earnings (accumulated deficit)...................................               910,058          (1,447,099)
                                                                                        --------------     ---------------
                                                                                            30,421,960          27,904,727
      Common stock held in treasury, at cost (368,000 shares)...................            (2,999,961)         (2,999,961)
      Common stock subscriptions receivable.....................................               (75,000)           (175,000)
                                                                                        --------------     ---------------
           Total stockholders' equity...........................................            27,346,999          24,729,766
                                                                                        --------------     ---------------
           Total liabilities and stockholders' equity...........................        $   40,695,537     $    40,059,616
                                                                                        --------------     ---------------
                                                                                        --------------     ---------------

     See accompanying notes to consolidated condensed financial statements.

                           BRAUN'S FASHIONS CORPORATION
                    CONSOLIDATED CONDENSED INCOME STATEMENT
                                   (Unaudited)

                                                                                                    QUARTER ENDED
                                                                                        ----------------------------------
                                                                                          AUGUST 28,         AUGUST 29,
                                                                                            1999                1998
                                                                                        --------------     ---------------
Net sales.......................................................................        $   29,207,456     $    22,942,157

Cost of sales:
     Merchandise, buying and occupancy..........................................            19,606,685          15,388,209
                                                                                        --------------     ---------------

     Gross profit...............................................................             9,600,771           7,553,948

Selling, general and administrative expenses....................................             7,360,751           5,973,893
Depreciation ...................................................................               810,224             663,512
                                                                                        --------------     ---------------

     Operating income...........................................................             1,429,796             916,543

Interest, net...................................................................                69,479             103,412
                                                                                        --------------     ---------------

     Income before income taxes  ...............................................             1,360,317             813,131

Income tax provision ...........................................................               523,722             308,990
                                                                                        --------------     ---------------

     Net income ................................................................        $      836,595     $       504,141
                                                                                        --------------     ---------------
                                                                                        --------------     ---------------

Basic earnings per common share:

     Net income.................................................................        $         0.19     $          0.11
                                                                                        --------------     ---------------
                                                                                        --------------     ---------------

     Basic shares outstanding...................................................             4,377,069           4,555,294
                                                                                        --------------     ---------------
                                                                                        --------------     ---------------

Diluted earnings per common share:

     Net income ................................................................        $         0.18     $          0.10
                                                                                        --------------     ---------------
                                                                                        --------------     ---------------

     Diluted shares outstanding.................................................             4,663,961           4,866,221
                                                                                        --------------     ---------------
                                                                                        --------------     ---------------

     See accompanying notes to consolidated condensed financial statements.

                          BRAUN'S FASHIONS CORPORATION
                    CONSOLIDATED CONDENSED INCOME STATEMENT
                                   (Unaudited)

                                                                                                 TWO QUARTERS ENDED
                                                                                        ----------------------------------
                                                                                          AUGUST 28,         AUGUST 29,
                                                                                             1999                1998
                                                                                        --------------     ---------------
Net sales.......................................................................        $   58,412,994     $    47,944,783

Cost of sales:
     Merchandise, buying and occupancy..........................................            38,476,015          31,717,528
                                                                                        --------------     ---------------

     Gross profit...............................................................            19,936,979          16,227,255

Selling, general and administrative expenses....................................            14,470,119          12,132,581
Depreciation ...................................................................             1,535,130           1,322,670
                                                                                        --------------     ---------------

     Operating income...........................................................             3,931,730           2,772,004

Interest, net...................................................................                98,955             219,983
                                                                                        --------------     ---------------

     Income before income taxes.................................................             3,832,775           2,552,021

Income tax provision ...........................................................             1,475,618             969,768
                                                                                        --------------     ---------------

     Net income ................................................................        $    2,357,157     $     1,582,253
                                                                                        --------------     ---------------
                                                                                        --------------     ---------------

Basic earnings per common share:

     Net income.................................................................        $         0.54     $          0.35
                                                                                        --------------     ---------------
                                                                                        --------------     ---------------

     Basic shares outstanding...................................................             4,365,204           4,539,343
                                                                                        --------------     ---------------
                                                                                        --------------     ---------------

Diluted earnings per common share:

     Net income ................................................................        $         0.51     $          0.32
                                                                                        --------------     ---------------
                                                                                        --------------     ---------------

     Diluted shares outstanding.................................................             4,577,444           4,870,580
                                                                                        --------------     ---------------
                                                                                        --------------     ---------------

     See accompanying notes to consolidated condensed financial statements.

                          BRAUN'S FASHIONS CORPORATION
                  CONSOLIDATED CONDENSED STATEMENT OF CASHFLOWS
                                   (Unaudited)

                                                                                                TWO QUARTERS ENDED
                                                                                        ----------------------------------
                                                                                          AUGUST 28,         AUGUST 29,
                                                                                             1999               1998
                                                                                        --------------     ---------------
Cash flows from operating activities:
     Net income ................................................................        $    2,357,157     $     1,582,253
  Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Depreciation and amortization..............................................             1,535,130           1,322,670
     (Gain) loss on disposal of equipment, net..................................                66,840              (1,686)
     Increase (decrease) in accrued rent obligation.............................                18,736             (14,844)
  Changes in operating assets and liabilities:
     Increase in merchandise inventory,
          prepaid expenses, receivables and other...............................            (3,116,337)         (1,362,596)
     Decrease in accounts payable,
          accrued liabilities and income taxes payable..........................            (1,941,158)         (1,329,634)
                                                                                        --------------     ---------------

          Net cash provided by (used in) operating activities...................            (1,079,632)            196,163

Cash flows from investing activities:
     Purchase of equipment and improvements.....................................            (4,608,037)         (1,906,850)
     Proceeds from sale of equipment............................................                    --              30,000
                                                                                        --------------     ---------------

          Net cash used in investing activities.................................            (4,608,037)         (1,876,850)

Cash flows from financing activities:
     Principal payments on long-term debt.......................................              (132,914)           (122,095)
     Interest on 12% Senior Notes added to principal............................                74,024             145,012
     Exercise of stock options..................................................               160,076             243,501
     Common stock subscriptions receivable......................................               100,000                  --
                                                                                        --------------     ---------------

          Net cash provided by financing activities.............................               201,186             266,418
                                                                                        --------------     ---------------

Net decrease in cash and cash equivalents.......................................            (5,486,483)         (1,414,269)

Cash and cash equivalents at beginning of year..................................            12,587,719          15,848,439
                                                                                        --------------     ---------------

Cash and cash equivalents at end of period......................................        $    7,101,236     $    14,434,170
                                                                                        --------------     ---------------
                                                                                        --------------     ---------------

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

     The following is a reconciliation of the number of shares (denominator) used in the basic and diluted EPS computations:

                                                                            QUARTER ENDED
                                                           ------------------------------------------------
                                                               AUGUST 28, 1999           AUGUST 29, 1998
                                                           ---------------------      ---------------------
                                                                            NET                        NET
                                                            SHARES        INCOME       SHARES        INCOME
                                                           ---------    --------      ---------    --------
           Basic EPS                                       4,377,069    $   0.19      4,555,294    $   0.11

           Effect of dilutive stock options                  286,892       (0.01)       310,927       (0.01)
                                                           ---------    --------      ---------    --------

           Diluted EPS                                     4,663,961    $   0.18      4,866,221    $   0.10
                                                           ---------    --------      ---------    --------
                                                           ---------    --------      ---------    --------

                                                                         TWO QUARTERS ENDED
                                                           ------------------------------------------------
                                                                AUGUST 28, 1999          AUGUST 29, 1998
                                                           ---------------------      ---------------------
                                                                            NET                        NET
                                                            SHARES        INCOME       SHARES        INCOME
                                                           ---------    --------      ---------    --------
           Basic EPS                                       4,365,204    $   0.54      4,539,343    $   0.35

           Effect of dilutive stock options                  212,240       (0.03)       331,237       (0.03)
                                                           ---------    --------      ---------    --------

           Diluted EPS                                     4,577,444    $   0.51      4,870,580    $   0.32
                                                           ---------    --------      ---------    --------
                                                           ---------    --------      ---------    --------

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

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Braun's Fashions Corporation is a Minneapolis-based retailer of women's specialty apparel, which operates through its wholly-owned subsidiary, Braun's Fashions, Inc. As of September 24, 1999, the Company operated 212 stores in 24 states, primarily in the northern half of the United States. The Company's stores offer exclusive women's fashions and accessories under the proprietary brand label of Christopher & Banks.

     During the first two quarters of fiscal 2000, 18 new stores have been opened under the name Christopher & Banks, thereby identifying the store name with the Company's brand name merchandise. Another 15 new stores are expected to open during the third quarter, bringing the total to 33 for the year. During the first six months of its fiscal year, the Company also changed the name of 19 of its existing stores to Christopher & Banks. The Company plans to change the name of seven other existing stores to Christopher & Banks during the remainder of the fiscal year.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's operating statement data expressed as a percentage of net sales.

                                                                          QUARTER ENDED            TWO QUARTERS ENDED
                                                                    ------------------------    ------------------------
                                                                    AUGUST 28,    AUGUST 29,    AUGUST 28,    AUGUST 29,
                                                                       1999          1998          1999          1998
                                                                    ----------    ----------    ----------    ----------
Net sales                                                             100.0%        100.0%       100.0%        100.0%
Merchandise, buying and occupancy.................................     67.1          67.1         65.9          66.2
                                                                    ----------    ----------    ----------    ----------
Gross profit......................................................     32.9          32.9         34.1          33.8
Selling, general and administrative...............................     25.2          26.0         24.8          25.3
Depreciation and amortization.....................................      2.8           2.9          2.6           2.7
                                                                    ----------    ----------    ----------    ----------
Operating income .................................................      4.9           4.0          6.7           5.8
Interest, net.....................................................      0.2           0.5          0.2           0.5
                                                                    ----------    ----------    ----------    ----------
Income before income taxes........................................      4.7           3.5          6.5           5.3
Income tax provision..............................................      1.8           1.3          2.5           2.0
                                                                    ----------    ----------    ----------    ----------
Net income .......................................................      2.9%          2.2%         4.0%          3.3%
                                                                    ----------    ----------    ----------    ----------
                                                                    ----------    ----------    ----------    ----------

    QUARTER ENDED AUGUST 28, 1999 COMPARED TO QUARTER ENDED AUGUST 29, 1998.

     NET SALES. Net sales for the quarter ended August 28, 1999 were $29.2 million, an increase of 27% from $22.9 million for the quarter ended August 29, 1998. The increase in sales was attributable to a 15% increase in same-store sales combined with an increase in the number of stores operated by the Company. The Company operated 210 stores at August 28, 1999 compared to 187 at August 29, 1998.

     GROSS PROFIT. Gross profit, which is net sales less cost of merchandise, buying and occupancy expenses, was $9.6 million or 32.9% of net sales during the second quarter of fiscal 2000 compared to $7.6 million or 32.9% of net sales during the same period in fiscal 1999. Gross profit as a percent of net sales remained unchanged as an increase in merchandise margin was offset by a slight increase in both freight and occupancy expenses as a percent of net sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the second quarter of fiscal 2000 were $7.4 million or 25.2% of net sales compared to $6.0 million or 26.0% of net sales for the second quarter of fiscal 1999. The decrease as a percent of net sales was a result of leveraging associated with increased sales.

     OPERATING INCOME. Operating income for the quarter ended August 28, 1999, was $1.4 million or 4.9% of net sales compared to operating income of $916,543 or 4.0% of net sales for the quarter ended August 29, 1998.

     INTEREST, NET. Net interest decreased from $103,412 in the second quarter of fiscal 1999 to $69,479 in the current year's quarter. This decrease was primarily due to a reduction in the Company's long-term debt. In the third quarter of fiscal 1999, the Company repurchased and retired approximately $4.7 million original principal face amount of its Senior Notes due 2005.

     INCOME TAXES. Income tax expense in the second quarter of fiscal 2000 was $523,722 compared to $308,990 in the second quarter of fiscal 1999.

     NET INCOME. As a result of the foregoing factors, net income for the quarter ended August 28, 1999 was $836,595 or 2.9% of net sales compared to $504,141 or 2.2% of net sales for the quarter ended August 29, 1998.

 SIX MONTHS ENDED AUGUST 28, 1999 COMPARED TO SIX MONTHS ENDED AUGUST 29, 1998.

     NET SALES. Net sales for the six months ended August 28, 1999 were $58.4 million, an increase of 22% from $47.9 million for the six months ended August 29, 1998. The increase in sales was attributable to a 12% increase in same-store sales combined with an increase in the number of stores operated by the Company. The Company operated 210 stores at August 28, 1999 compared to 187 at August 29, 1998.

     GROSS PROFIT. Gross profit was $19.9 million or 34.1% of net sales during the first six months of fiscal 2000, compared to $16.2 million or 33.8% of net sales during the same period in fiscal 1999. The increase in gross margin as a percent of net sales was a result of improved merchandise margins, primarily resulting from lower pricing obtained from overseas vendors, offset by a slight increase in occupancy and freight expenses as a percent of net sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the first six months of fiscal 2000 were $14.5 million or 24.8% of net sales compared to $12.1 million or 25.3% of net sales for the first six months of fiscal 1999. The decrease as a percent of net sales was a result of leveraging associated with increased sales.

     OPERATING INCOME. Operating income for the six months ended August 28, 1999 was $3.9 million or 6.7% of net sales compared to operating income of $2.8 million or 5.8% of net sales for the comparable period of fiscal 1999.

     INTEREST, NET. Net interest decreased from $219,983 for the first six months of fiscal 1999 to $98,955 in the current year's comparable period. This decrease was primarily due to a reduction in the Company's long-term debt. During the third quarter of fiscal 1999, the Company repurchased and retired approximately $4.7 million original principal face amount of its Senior Notes due 2005.

     INCOME TAXES. Income tax expense in the first six months of fiscal 2000 was $1.5 million compared to $969,763 in the first half of fiscal 1999.

     NET INCOME. As a result of the foregoing factors, net income for the six months ended August 28, 1999 was $2.4 million or 4.0% of net sales compared to $1.6 million or 3.3% of net sales for the six months ended August 29, 1998.

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

     Net cash used by operating activities totaled $1.1 million for the first six months of fiscal 2000. Cash was also used to finance $4.6 million of capital expenditures to open 18 new stores, to substantially complete 10 major store remodelings and for various expenditures at its headquarters facility. During the remainder of the fiscal year the Company intends to spend approximately $3.5 million to open new stores and to complete store remodels. Management expects its cash on hand combined with cash flow from operations to be sufficient to meet its capital expenditure and working capital requirements and its other needs for liquidity during the remainder of the year.

     In March 1999, the Company entered into an Amended and Restated Revolving Credit and Security Agreement with Norwest Bank Minnesota, National Association (the "Norwest Revolver"). The Norwest Revolver will expire on June 30, 2002. The Norwest Revolver provides the Company with revolving credit loans and letters of credit up to $12 million, subject to a borrowing base formula tied to inventory levels.

     Loans under the Norwest Revolver bear interest at Norwest's base rate plus 1/4%. Interest is payable monthly in arrears. The Norwest Revolver carries a facility fee of 1/4% on the unused portion of the Norwest Revolver as defined in the Norwest Revolver. The Norwest Revolver is secured by substantially all of the Company's assets. In September 1999, the Norwest Revolver was amended to include in-transit inventory, as defined in the Norwest Revolver, in the calculation of the borrowing base formula. The borrowing base at September 24, 1999, was $9.5 million. As of September 24, the Company had no borrowings and outstanding letters of credit in the amount of $4.5 million under the Norwest Revolver. Accordingly, the availability of revolving credit loans under the Norwest Revolver was $5.0 million at that date.

     The Norwest Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness, limitations on certain types of investments and prohibitions on paying dividends, as well as requiring the maintenance of certain financial ratios. As of August 28, 1999, the most recent measurement date, the Company was in compliance with all covenants of the Norwest Revolver.

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

     The Senior Notes are general unsecured senior obligations of the Company. The Indenture for the Senior Notes ("the Indenture") contains certain covenants which, among other things, limit the ability of the Company to incur liens and additional indebtedness. As of August 28, 1999, the most recent measurement date, the Company was in compliance with all covenants of the Indenture. In November 1998, the noteholders consented to the elimination of a restrictive covenant under the Indenture which, among other things, prohibited the Company from repurchasing its equity securities and paying dividends.

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

INFLATION

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the quarters ended August 28, 1999, and August 29, 1998.

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

     The Company has employed a consultant to upgrade the Company's point-of-sale systems to be year 2000 compliant. The final stages of this project, including testing, were completed in August 1999 and the Company determined that these systems are year 2000 compliant. The Company has also evaluated its Non-IT Systems and determined that all Non-IT Systems that are critical to the Company's operations have been addressed regarding year 2000 compliance.

     COSTS TO ADDRESS YEAR 2000 ISSUES. In February 1999, the Company installed new year 2000 compliant software packages. These software packages and related hardware improvements, which the Company previously planned to install irrespective of any year 2000 considerations, cost approximately $1.0 million, of which approximately $50,000 was expensed and the remainder was capitalized. In addition, the Company intends to spend approximately $300,000 over the next twelve to eighteen months for hardware costs related to the new software packages. Other internal costs associated with the year 2000 issues, which are not separately tracked by the Company, consist primarily of payroll and related expenses for the Company's Management Information Systems department. All costs related to year 2000 compliant issues have been, or will be funded through cash flows from operations.

     RISKS OF YEAR 2000 ISSUES. The Company expects to implement all changes necessary to address the year 2000 issue by December 1999. The Company presently believes that, with the conversions to new software and modifications to existing IT and Non-IT Systems, the year 2000 issue will not pose significant operational problems for the Company's IT and Non-IT Systems and thus will not have a material adverse effect on the Company's operations. However, the year 2000 issue is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

     Additionally, in its normal course of operations the Company relies upon vendors, government agencies, customs agents, utility companies, telecommunications companies, shipping companies, suppliers and other third party service providers over which it can assert little control. The Company's ability to conduct its business is dependent upon the ability of these third parties to avoid year 2000 related disruptions. The Company has contacted and will continue to contact its key suppliers and other third party service providers to inquire as to their year 2000 readiness. If these parties do not adequately address their year 2000 issues the Company's business may be affected, which could result in a material adverse effect on the results of operations and financial position of the Company.

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

                                     ITEM 4.
                           SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of shareholders on July 28, 1999, in Minneapolis, Minnesota. The Company solicited proxies and filed definitive proxy statements with the Commission pursuant to Regulation 14A. The matters voted upon and the votes cast at the meeting were as follows:

Item 1. Election of two Class 2 directors to serve on the Board of Directors for a term of three years and to ratify the appointment of one Class 3 director:

                                          Vote
            ----------------------------------------------------------------
                                                      For           Withheld
                                                   ---------        --------
            Class 2 - Larry C. Barenbaum           3,339,718         173,822
            Class 2 - Donald D. Beeler             3,339,786         173,754
            Class 3 - William J. Prange            3,340,738         172,802

        Other individuals whose term of office as a director continued after the meeting included Marc C. Ostrow, James J. Fuld, Jr., and Nicholas
        H. Cook.

Item 2. Proposal to increase the number of shares of Common Stock reserved for issuance under the Company's 1997 Stock Incentive Plan from 450,000 to 675,000 shares:

                                     Vote
             ------------------------------------------------------
                 For         Against     Abstain    Broker Non-Vote
             ---------      --------     -------    ---------------
             1,280,942       707,236      14,434       1,510,928

Item 3. To approve an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's capital stock from 10,000,000 to 15,000,000:

                                     Vote
             ------------------------------------------------------
                 For         Against     Abstain    Broker Non-Vote
             ---------      --------     -------    ---------------
              3,223,679      277,612      12,249           0

Item 4. Proposal to ratify the appointment of PricewaterhouseCoopers, LLP as the Company's independent auditors for the Company's current fiscal year:

                                     Vote
             ------------------------------------------------------
                 For         Against     Abstain    Broker Non-Vote
             ---------      --------     -------    ---------------
             3,500,231       2,165        11,144          0

                                     ITEM 5.
                                OTHER INFORMATION

         In September 1999, the Company appointed Joseph Pennington, the Company's Chief Operating Officer, to the additional position of President. Mr. Pennington was also appointed to the Company's Board of Directors. William Prange remains the Company's Chairman and Chief Executive Officer.

                                     ITEM 6.
                        EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          --------
          10.26 -- Certificate of Amendment of the Company's Restated
                   Certificate of Incorporation dated as of August 16, 1999.
          10.27 -- First Amendment to Amended and Restated Revolving Credit and
                   Security Agreement dated as of September 17, 1999.
          10.28 -- Second Amendment to the Company's 1997 Stock Incentive Plan
                   dated as of July 28, 1999.
          10.29 -- Braun's Fashions Corporation 1999 Executive Loan Program
                   dated as of July 28, 1999.
          27    -- Financial Data Schedules (submitted for SEC use only)

     (b)  Reports on Form 8-K
          None

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 8, 1999


                                            BRAUN'S FASHIONS CORPORATION

                                        By    /s/ ANDREW K. MOLLER
                                          -------------------------------------
                                                Andrew K. Moller
                                                Senior Vice President and
                                                Chief Financial Officer

                                                Signing on behalf of the
                                                registrant and as principal
                                                financial officer.