Form 10-Q
period 1999-11-27
BRAUNS FASHIONS CORP
filed 2000-01-06
CIK 883943

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission File No. 0-19972

BRAUN'S FASHIONS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1195422 (I.R.S. Employer Identification Number)

2400 Xenium Lane North, Plymouth, Minnesota
(Address of principal executive offices)

55441
(Zip Code)

(612) 551-5000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /x/  No / /

    As of December 31, 1999, 6,683,336 shares of the registrant's common stock were outstanding.

BRAUN'S FASHIONS CORPORATION
FORM 10-Q QUARTERLY REPORT
INDEX

		Page
PART I
FINANCIAL INFORMATION
Item 1.	Consolidated Condensed Financial Statements:
	Consolidated Condensed Balance Sheet As of November 27, 1999 and February 27, 1999	3
	Consolidated Condensed Income Statement For the Quarters Ended November 27, 1999 and November 28, 1998	4
	Consolidated Condensed Income Statement For the Three Quarters Ended November 27, 1999 and November 28, 1998	5
	Consolidated Condensed Statement of Cash Flows For the Three Quarters Ended November 27, 1999 and November 28, 1998	6
	Notes to Consolidated Condensed Financial Statements	7
Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	14
PART II
OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 2.	Changes in Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14
	Signatures	15

BRAUN'S FASHIONS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET

	November 27, 1999	February 27, 1999
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$8,935,791	$12,587,719
Accounts receivable	2,364,929	1,397,502
Merchandise inventory	15,681,696	10,799,046
Prepaid expenses	1,118,768	547,947
Current deferred tax asset	275,493	275,493

Total current assets	28,376,677	25,607,707
Equipment and improvements, net	17,382,556	12,954,964
Other assets:
Long-term deferred tax asset	1,468,101	1,468,101
Other	410,431	28,844

Total other assets	1,878,532	1,496,945

Total assets	$47,637,765	$40,059,616

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,627,928	$2,893,317
Accrued liabilities	6,426,679	5,471,811
Current maturities of long-term debt	239,485	271,592
Income taxes payable	1,750,460	546,936

Total current liabilities	10,044,552	9,183,656
Long-term liabilities:
Long-term debt	5,015,648	5,073,604
Accrued rent obligation	1,103,010	1,072,590

Total long-term liabilities	6,118,658	6,146,194
Stockholders' equity:
Preferred stock-$0.01 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock-$0.01 par value, 14,000,000 shares authorized; 6,683,336 and 6,524,642 shares issued and outstanding at November 27, 1999 and February 27, 1999, respectively	72,353	70,766
Additional paid-in capital	29,846,304	29,281,060
Retained earnings (deficit)	4,830,341	(1,447,099)

	34,748,998	27,904,727
Common stock subscriptions receivable	(274,482)	(175,000)
Common stock held in treasury - 552,000 shares, at cost	(2,999,961)	(2,999,961)

Total stockholders' equity	31,474,555	24,729,766

Total liabilities and stockholders' equity	$47,637,765	$40,059,616

See accompanying notes to consolidated condensed financial statements.

BRAUN'S FASHIONS CORPORATION

CONSOLIDATED CONDENSED INCOME STATEMENT

(Unaudited)

	Quarter Ended
	November 27, 1999	November 28, 1998
Net sales	$39,803,720	$30,826,270
Cost of sales:
Merchandise, buying and occupancy	24,122,363	19,373,036

Gross profit	15,681,357	11,453,234
Selling, general and administrative expenses	8,331,646	6,441,654
Depreciation	889,436	669,057

Operating income	6,460,275	4,342,523
Interest, net	85,831	83,713

Income before income taxes and extraordinary gain	6,374,444	4,258,810
Income tax provision	2,454,161	1,618,348

Income before extraordinary gain	3,920,283	2,640,462
Extraordinary gain	—	35,396

Net income	$3,920,283	$2,675,858

Basic earnings per common share:
Income before extraordinary gain	$0.59	$0.37
Extraordinary gain	—	0.01

Net income	$0.59	$0.38

Basic shares outstanding	6,626,602	7,001,318

Diluted earnings per common share:
Income before extraordinary gain	$0.55	$0.36
Extraordinary gain	—	0.01

Net income	$0.55	$0.37

Diluted shares outstanding	7,096,678	7,223,148

See accompanying notes to consolidated condensed financial statements.

BRAUN'S FASHIONS CORPORATION

CONSOLIDATED CONDENSED INCOME STATEMENT

(Unaudited)

	Three Quarters Ended
	November 27, 1999	November 28, 1998
Net sales	$98,216,714	$78,771,053
Cost of sales:
Merchandise, buying and occupancy	62,598,378	51,090,564

Gross profit	35,618,336	27,680,489
Selling, general and administrative expenses	22,801,765	18,574,235
Depreciation	2,424,566	1,991,727

Operating income	10,392,005	7,114,527
Interest, net	184,786	303,696

Income before income taxes and extraordinary gain	10,207,219	6,810,831
Income tax provision	3,929,779	2,588,116

Income before extraordinary gain	6,277,440	4,222,715
Extraordinary gain	—	35,396

Net income	$6,277,440	$4,258,111

Basic earnings per common share:
Income before extraordinary gain	$0.95	$0.61
Extraordinary gain	—	0.01

Net income	$0.95	$0.62

Basic shares outstanding	6,574,205	6,873,116

Diluted earnings per common share:
Income before extraordinary gain	$0.90	$0.58
Extraordinary gain	—	0.01

Net income	$0.90	$0.59

Diluted shares outstanding	6,944,182	7,278,296

See accompanying notes to consolidated condensed financial statements.

BRAUN'S FASHIONS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Quarters Ended
	November 27, 1999	November 28, 1998
Cash flows from operating activities:
Net income	$6,277,440	$4,258,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,424,566	1,991,727
Extraordinary gain from early extinguishment of debt	—	(57,090)
(Gain) loss on disposals of equipment, net	93,416	(35)
Increase in accrued rent obligation	30,420	5,044
Changes in operating assets and liabilities:
Increase in merchandise inventory, prepaid expenses, receivables and other	(6,802,485)	(4,128,359)
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	893,003	(525,785)

Net cash provided by operating activities	2,916,360	1,543,613
Cash flows from investing activities:
Purchase of equipment and improvements	(7,024,374)	(2,924,747)
Proceeds from sale of equipment	78,800	43,269

Net cash used in investing activities	(6,945,574)	(2,881,478)
Cash flows from financing activities:
Redemption of 12% senior notes	—	(4,870,942)
Principal payments on long-term debt	(201,517)	(185,115)
Interest on 12% Senior Notes added to principal	111,454	188,380
Exercise of stock options	566,831	606,702
Common stock subscriptions receivable, net	(99,482)	(205,000)
Acquisition of common stock held in treasury	—	(500,800)

Net cash provided by (used in) financing activities	377,286	(4,966,775)

Net decrease in cash and cash equivalents	(3,651,928)	(6,304,640)
Cash and cash equivalents at beginning of year	12,587,719	15,848,439

Cash and cash equivalents at end of period	$8,935,791	$9,543,799

See accompanying notes to consolidated condensed financial statements.

BRAUN'S FASHIONS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

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

NOTE 2—STOCK SPLIT

    In November 1999, the Company's board of directors approved a 3-for-2 stock split in the form of a stock dividend on the Company's outstanding common stock. The stock dividend was paid on December 14, 1999 to stockholders of record as of November 30, 1999. Share and per share data for all periods have been restated to reflect this stock dividend.

NOTE 3—NET INCOME PER SHARE

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

	Quarter Ended
	November 27, 1999		November 28, 1998
	Shares	Net Income	Shares	Income Before Extraordinary Gain	Net Income After Extraordinary Gain
Basic EPS	6,626,602	$0.59	7,001,318	$0.37	$0.38
Effect of dilutive stock options	470,076	(0.04)	221,830	(0.01)	(0.01)

Diluted EPS	7,096,678	$0.55	7,223,148	$0.36	$0.37

	Three Quarters Ended
	November 27, 1999		November 28, 1998
	Shares	Net Income	Shares	Income Before Extraordinary Gain	Net Income After Extraordinary Gain
Basic EPS	6,574,205	$0.95	6,873,116	$0.61	$0.62
Effect of dilutive stock options	369,977	(0.05)	405,180	(0.03)	(0.03)

Diluted EPS	6,944,182	$0.90	7,278,296	$0.58	$0.59

NOTE 4—ACCOUNTING PRONOUNCEMENT

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

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    Braun's Fashions Corporation is a Minneapolis-based specialty retailer of women's apparel, which operates through its wholly-owned subsidiary, Braun's Fashions, Inc. As of December 31, 1999, the Company operated 223 stores in 26 states, located primarily in the northern regions of the United States. The Company's stores offer exclusive women's fashions and accessories under the proprietary brand name of Christopher & Banks.

    During the first three quarters of fiscal 2000, the Company opened 33 new stores under the name Christopher & Banks, thereby identifying the store name with the Company's brand name merchandise. During the first nine months of the year the Company also converted 23 existing Braun's stores to Christopher & Banks. As of December 31, 1999, the Company operated 56 of its 223 stores as Christopher & Banks.

Results of Operations

    The following table sets forth, for the periods indicated, certain items from the Company's income statement data expressed as a percentage of net sales.

	Quarter Ended		Three Quarters Ended
	November 27, 1999	November 28, 1998	November 27, 1999	November 28, 1998
Net sales	100.0%	100.0%	100.0%	100.0%
Merchandise, buying and occupancy	60.6	62.8	63.7	64.9

Gross profit	39.4	37.2	36.3	35.1
Selling, general and administrative	20.9	20.9	23.2	23.6
Depreciation and amortization	2.3	2.2	2.5	2.5

Operating income	16.2	14.1	10.6	9.0
Interest, net	0.2	0.3	0.2	0.4

Income before income taxes and extraordinary gain	16.0	13.8	10.4	8.6
Income tax provision	6.2	5.2	4.0	3.2

Income before extraordinary gain	9.8	8.6	6.4	5.4
Extraordinary gain	—	0.1	—	0.0

Net income	9.8%	8.7%	6.4%	5.4%

QUARTER ENDED NOVEMBER 27, 1999 COMPARED TO QUARTER ENDED NOVEMBER 28, 1998.

    Net Sales.  Net sales for the quarter ended November 27, 1999, were $39.8 million, an increase of 29% from $30.8 million for the quarter ended November 28, 1998. The increase in sales was attributable to a 16% increase in same-store sales combined with an increase in the number of stores operated by the Company. The Company operated 223 stores at November 27, 1999, compared to 197 at November 28, 1998.

    Gross Profit.  Gross profit, which is net sales less cost of merchandise, buying and occupancy expenses, was $15.7 million or 39.4% of net sales during the third quarter of fiscal 2000 compared to $11.5 million or 37.2% of net sales during the same period in fiscal 1999. The increase in gross margin as a percent of net sales was due primarily to the elimination of two major promotional events which were held during last year's third quarter and increased selling of merchandise at regular price.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the third quarter of fiscal 2000 were $8.3 million or 20.9% of net sales compared to $6.4 million or 20.9% of net sales for the third quarter of fiscal 1999. The Company gained leveraging in store salaries with increased sales and had lower direct mail advertising expense as a result of eliminating two major promotional events. These favorable items were offset by increased bonus expense and increased store supply expense as a percent of net sales.

    Operating Income.  Operating income for the quarter ended November 27, 1999 was $6.5 million or 16.2% of net sales compared to operating income of $4.3 million or 14.1% of net sales for the quarter ended November 28, 1998.

    Interest, Net.  Net interest was $85,831 in the third quarter of fiscal 2000 compared to $83,713 in the prior year's quarter.

    Income Taxes.  Income tax expense in the third quarter of fiscal 2000 was $2.5 million compared to $1.6 million in the third quarter of fiscal 1999.

    Extraordinary Gain.  During the third quarter of fiscal 1999, the Company repurchased and retired approximately $4.7 million original principal face amount of its 12% Senior Notes. This retirement resulted in the recognition of an extraordinary gain on the early extinguishment of debt, net of tax, of $35,396.

    Net Income.  As a result of the foregoing factors, net income for the quarter ended November 27, 1999 was $3.9 million or 9.8% of net sales compared to $2.7 million or 8.7% of net sales for the quarter ended November 28, 1998.

NINE MONTHS ENDED NOVEMBER 27, 1999 COMPARED TO NINE MONTHS ENDED NOVEMBER 28, 1998.

    Net Sales.  Net sales for the nine months ended November 27, 1999, were $98.2 million, an increase of 25% from $78.8 million for the nine months ended November 28, 1998. The increase in sales was attributable to a 14% increase in same-store sales combined with an increase in the number of stores operated by the Company. The Company operated 223 stores at November 27, 1999 compared to 197 at November 28, 1998.

    Gross Profit.  Gross profit was $35.6 million or 36.3% of net sales during the first nine months of fiscal 2000, compared to $27.7 million or 35.1% of net sales during the same period in fiscal 1999. The increase in gross profit as a percent of net sales was primarily due to the elimination of two annual promotional events in the third quarter of fiscal 2000 and improved merchandise margins, primarily resulting from increased selling of merchandise at regular price.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first nine months of fiscal 2000 were $22.8 million or 23.2% of net sales compared to $18.6 million or 23.6% of net sales for the first nine months of fiscal 1999. The decrease as a percent of net sales was primarily the result of gains in leveraging of store salaries and advertising expense due to increased sales, offset by increased store supply and bonus expense as a percent of net sales.

    Operating Income.  Operating income for the nine months ended November 27, 1999 was $10.4 million or 10.6% of net sales compared to operating income of $7.1 million or 9.0% of net sales for the comparable period of fiscal 1999.

    Interest, Net.  Net interest decreased from $303,696 for the first nine months of fiscal 1999 to $184,786 in the current year's comparable period. This decrease was primarily due to a reduction in the Company's long-term debt and related interest expense.

    Income Taxes.  Income tax expense in the first nine months of fiscal 2000 was $3.9 million compared to $2.6 million in the first nine months of fiscal 1999.

    Extraordinary Gain.  The Company purchased and retired approximately $4.7 million original principal face amount of its 12% Senior Notes at a discount from par during the first nine months of fiscal 1999. This retirement resulted in the recognition of an extraordinary gain on the early extinguishment of debt, net of tax, of $35,396 in fiscal 1999.

    Net Income.  As a result of the foregoing factors, net income for the nine months ended November 27, 1999 was $6.3 million or 6.4% of net sales compared to $4.3 million or 5.4% of net sales for the nine months ended November 28, 1998.

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

    Net cash provided by operating activities totaled $2.9 million for the first nine months of fiscal 2000. Merchandise inventory increased to $15.7 million at November 27, 1999 from $13.4 million at November 28, 1998. The increase was primarily due to an increase in the number of stores operated by the Company, an increased need for inventory to support higher sales levels and accelerated receipts of January 2000 merchandise as a hedge against potential year 2000 problems.

    Cash was also used to finance $7.0 million of capital expenditures to open 33 new stores, to substantially complete 10 major store remodelings and for various expenditures at its headquarters facility. During the remainder of the fiscal year the Company intends to spend approximately $1.0 million for new stores and store remodels. Management expects its cash on hand combined with cash flow from operations to be sufficient to meet its capital expenditure and working capital requirements and its other needs for liquidity during the remainder of this year and the next fiscal year.

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

    Loans under the Norwest Revolver bear interest at Norwest's base rate plus 1/4%. Interest is payable monthly in arrears. The Norwest Revolver carries a facility fee of 1/4% on the unused portion of the Norwest Revolver as defined in the Norwest Revolver. The Norwest Revolver is secured by substantially all of the Company's assets. In September 1999, The Norwest Revolver was amended to include in-transit inventory, as defined in the Norwest Revolver, in the calculation of the borrowing base formula. The borrowing base at December 31, 1999, was $10.1 million. As of December 31, 1999 the Company had no borrowings and outstanding letters of credit in the amount of $5.6 million under the Norwest Revolver. Accordingly, the availability of revolving credit loans under the Norwest Revolver was $4.5 million at that date.

    The Norwest Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness, limitations on certain types of investments and prohibitions on paying dividends, as well as requiring the maintenance of certain financial ratios. As of November 27, 1999, the most recent measurement date, the Company was in compliance with all covenants of the Norwest Revolver.

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

    The Senior Notes are general unsecured senior obligations of the company. The indenture for the Senior Notes ("the Indenture") contains certain covenants which, among other things, limit the ability of the Company to incur liens and additional indebtedness. As of November 27, 1999, the most recent measurement date, the Company was in compliance with all covenants of the Indenture. In November 1998, the noteholders consented to the elimination of a restrictive covenant under the Indenture which, among other things, prohibited the Company from repurchasing its equity securities and paying dividends.

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

Inflation

    Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the quarters ended November 27, 1999, and November 28, 1998.

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

    Costs to address Year 2000 issues.  In February 1999, the Company installed new year 2000 compliant software packages. These software packages and related hardware improvements, which the Company previously planned to install irrespective of any year 2000 considerations, cost approximately $1.3 million, of which approximately $50,000 was expensed and the remainder was capitalized. Other internal costs associated with the year 2000 issues, which are not separately tracked by the Company, consist primarily of payroll and related expenses for the Company's Management Information Systems department. All costs related to year 2000 compliant issues have been, or will be funded through cash flows from operations.

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

    Additionally, in its normal course of operations the Company relies upon vendors, government agencies, customs agents, utility companies, telecommunications companies, shipping companies, suppliers and other third party service providers over which it can assert little control. The Company's ability to conduct its business is dependent upon the ability of these third parties to avoid year 2000 related disruptions. The Company has contacted its key suppliers and other third party service providers to inquire as to their year 2000 readiness. If these parties do not adequately address their year 2000 issues the Company's business may be affected, which could result in a material adverse effect on the results of operations and financial position of the Company.

    Contingency plans.  In addition to the above plans, the Company's contingency plans involve addressing operational issues that may arise due to the failure of the Company's or third parties' IT and Non-IT Systems.

Forward Looking Information

    Information contained in this Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward- looking terminology such as "may", "will", "expect", "plan", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: consumers' spending and debt levels; the Company's ability to execute its business plan; the acceptance of the Company's merchandising strategies by its target customers; the ability of the Company to anticipate marketing trends and consumer needs; continuity of a relationship with or purchases from major vendors, particularly those from whom the Company imports merchandise; competitive pressures on sales and pricing; increases in other costs which cannot be recovered through improved pricing of merchandise; and the adverse effect of weather conditions from time to time on consumers' ability or desire to purchase new clothing.

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

ITEM 4.
SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the third quarter of fiscal 2000.

ITEM 5.
OTHER INFORMATION

    None.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

  Exhibit 27—Financial Data Schedules (submitted for SEC use only)

(b)
Reports on Form 8-K

  None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 4, 2000

BRAUNS FASHIONS CORPORATION
By	/s/ ANDREW K. MOLLER Andrew K. Moller
Senior Vice President and Chief Financial Officer
Signing on behalf of the registrant and as principal financial officer.

QuickLinks

BRAUN'S FASHIONS CORPORATION FORM 10-Q QUARTERLY REPORT INDEX

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART II. ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES