Form 10-K405
period 2000-02-26
BRAUNS FASHIONS CORP
filed 2000-05-26
CIK 883943

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 26, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission File No. 0-19972

BRAUN'S FASHIONS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06 - 1195422 (I.R.S. Employer Identification Number)

2400 Xenium Lane North, Plymouth, Minnesota (Address of principal executive offices)	55441 (Zip Code)

Registrant's telephone number, including area code: (763) 551-5000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $.01 per share
12% Senior Notes due 2005

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
 Yes /x/  No / /

    As of May 12, 2000, 6,803,385 shares of common stock were outstanding and the aggregate value of the common stock held by non-affiliates of the Registrant on that date was approximately $160,112,075 based upon the last reported sale price of the common stock at that date by The Nasdaq Stock Market.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held July 26, 2000 (the "Proxy Statement") are incorporated by reference into Part III.

BRAUN'S FASHIONS CORPORATION
2000 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I

ITEM 1.
BUSINESS

General

    Braun's Fashions Corporation ("BFC"), is a Minneapolis-based regional retailer of women's specialty apparel which operates through its wholly owned subsidiary, Braun's Fashions, Inc. ("BFI") (collectively referred to as "Braun's" or the "Company"). As of May 12, 2000, the Company operated a chain of 241 stores in 27 states, primarily in the northern half of the United States. Most stores are mall based and average approximately 3,300 square feet.

    In January 2000, the Company announced it will launch a new division catering to the women's large size market. The Company plans to open approximately 20 stores in Fall, 2000 under the name C.J. Banks. The first new stores will open primarily in midwest markets in malls where the Company already operates a Christopher & Banks store. The merchandise offerings at C.J. Banks stores will be designed for women who wear sizes 14W to 24W. Product offerings will feature casual sportswear similar in appearance to merchandise sold at the Company's Christopher & Banks stores.

    In May 2000, the Company announced that its Board of Directors has recommended a change in the Company name from Braun's Fashions Corporation to Christopher & Banks Corporation. The name change will be presented for approval at the Company's Annual Meeting of Stockholders on July 26, 2000. In fiscal 2000, the Company opened 33 new Christopher & Banks stores and converted 23 existing Braun's stores to the Christopher & Banks name. As a result, 56 of the Company's 223 stores operated under the Christopher & Banks name at February 26, 2000. In fiscal 2001, the Company plans to open approximately 35 new Christopher & Banks stores. With additional remodels and name changes, the Company anticipates that it will operate approximately 50% of its stores under the Christopher & Banks name by the end of fiscal 2001.

Business Strategy

    The Company's business strategy is to provide its target customer with high quality, moderately-priced, coordinated ensembles that are interchangeable between work and leisure activities; to differentiate itself from its competitors through its focused merchandising approach, including an emphasis on private brand merchandise manufactured exclusively for the Company under its proprietary name, Christopher & Banks; to utilize management information systems to effectively manage its merchandise inventories; and to expand its store network and maintain updated, attractive store facilities.

    The key elements of the Company's strategy are as follows:

  •
  Focus on a target customer and meet her needs

  •
  Deliver a well defined merchandising approach

  •
  Use information systems to drive decision making and maintain disciplined inventory management

  •
  Expand store base in existing and new markets

  •
  Expand through developing new concepts

    Focus on a target customer and meet her needs. Braun's target customer is a 35 to 55 year old working woman with an annual family income of $50,000 and above. Management believes this target customer leads a busy life, shops in regional malls and purchases fashions which are suitable for both work and leisure activities.

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

    Deliver a well defined merchandising approach. In fiscal 2000, Braun's lines of merchandise included four principal categories: sportswear, sweaters, dresses and accessories. The following table sets forth the approximate percentage of net sales attributable to each merchandise group for the past three fiscal years:

	Percentage of Net Sales
Merchandise Group
	2000	1999	1998
Sportswear	51.6%	53.6%	57.7%
Sweaters	33.8	29.3	26.5
Dresses	10.3	12.1	10.1
Accessories	4.3	5.0	5.7

Total	100.0%	100.0%	100.0%

    Beginning in fiscal 2001, the Company plans to de-emphasize the sale of accessories. The Company anticipates shifting the selling space previously allocated to accessories to higher margin categories of sweaters and sportswear.

    The Company has developed a variety of strategies and programs to distinguish itself from its competitors. Major elements of its merchandising strategy include:

Strong Visual Merchandise Presentation. The Company's stores rely heavily on attracting mall traffic through stimulating visual presentation. Braun's uses carefully designed front-of-store displays to draw customers into the store. The visual program emphasizes attractive windows and an open store-entrance area with bright lighting. To keep its fashions fresh, Braun's introduces a new "color story" every 10 to 12 weeks. Each month a new floor-set is completed and new fashion is displayed in the front of the stores, with older or less-actively selling merchandise moved back for promotion and liquidation in the current season.

Direct Import Program. During fiscal 2000, the Company directly imported approximately 70% of its total merchandise purchases. The Company anticipates that direct imports, as a percent of total purchases, will be approximately the same in fiscal 2001. Management believes that direct imports allow the Company to obtain high quality merchandise at a lower cost. This in turn provides the Company with the ability to sell garments, comparable in quality and design to those sold in department stores, at a lower price.

Private Brand Clothing—Christopher & Banks. The use of private brand clothing produced exclusively for the Company creates a unique store identity and establishes a competitive "point of difference". The Company's design staff, guided by its merchants, continually develops new designs for the Company's private brand merchandise. For its private brand clothing, the Company uses its proprietary name, Christopher & Banks. The Company estimates that sales of private brand clothing comprised approximately 95% of its sales in fiscal 2000 compared to 87% in fiscal 1999. The Company anticipates that private brand clothing will account for substantially all of its sales in fiscal 2001.

Key Vendor Relationships. The Company's ongoing relationships with key vendors has enabled it to expand its private brand offerings in order to project a merchandising point of difference. Key vendor relationships also allow the Company to execute a timely product testing and reorder program which gives the Company the ability to feature best selling styles throughout a selling season.

Quality Assurance. The Company uses a variety of quality control measures including color, fabric and construction analysis and sizing verification, to ensure that all merchandise meets the Company's quality standards.

    One strategy the Company has historically used is a frequent shopper program, under which customers, after reaching certain cumulative purchase levels, are awarded a coupon redeemable toward future purchases. In previous fiscal years, the Company also offered special sales events to its frequent shoppers. In fiscal 2000, in connection with the Company's continued development as a branded retailer, the Company did not anniversary three major preferred customer promotional events. Management believes the elimination of these three events contributed, in part, to its 360 basis point improvement in gross margin in fiscal 2000. In order to further establish itself as a branded retailer, the Company plans to phase out its frequent shopper program over the next two fiscal years.

    In March 2000, the Company discontinued accepting its private label credit card as a means of payment. In fiscal 2000, sales on the Company's card accounted for approximately 4% of the Company's total sales. Management anticipates that customer's who previously used the Braun's/Christopher & Banks credit card will continue to make purchases using another form of payment.

    Use information systems to drive decision making and maintain disciplined inventory management. In March 1999, the Company began using new merchandise and financial management information systems. These systems are updated with daily information from the Company's point-of-sale registers. Management believes these new systems have provided enhanced merchandise planning, sales tracking and analysis capabilities. The Company also believes the new merchandise information systems have provided improved distribution center processing and enhanced planning and allocation features allowing the Company to more efficiently manage its product assortments at its stores.

    The Company also utilizes a cost-effective program to efficiently deliver merchandise on a daily basis from the Company's distribution center to all stores. Through using its systems effectively, inventories can be maintained at an efficient level throughout the year, which ensures a consistent flow of fresh merchandise to the stores. Inventory turnover has increased from 3.7 turns in fiscal 1998 to 3.9 turns in fiscal 1999 and to 4.1 turns in fiscal 2000.

    Expand store base in existing and new markets. The Company plans to expand its store base by approximately 55 stores in fiscal 2001, including 35 Christopher & Banks stores and 20 C.J. Banks stores. New Christopher & Banks stores will be opened primarily in regional malls in states with an existing market presence or in adjoining states. The C.J. Banks stores will open primarily in midwest markets in malls where the Company already operates an existing Christopher & Banks store.

    Expand through developing new concepts. The Company intends to continue to evaluate growth vehicles and new opportunities as it deems appropriate. Accordingly, the Company plans to pursue a new concept, opening stores under the name C.J. Banks, which will serve the women's large size market. In connection with this strategy, the Company has developed a new large size store prototype which is similar to its Christopher & Banks store design and plans to open approximately 20 stores in fiscal 2001.

Properties

    The Company has developed an updated store design which has been used for new stores and remodeled stores since the beginning of fiscal 1998. The Company plans to continue to use this design for its new stores and remodeled stores. This store prototype highlights visual merchandise presentation and improves the customer's shopping experience through enhanced decor, bright lighting and an open store design. The Company typically effects a major or a minor remodeling of a store following renewal of the store's lease. However, during the interim, carpet replacement, painting and other minor improvements are made as needed. The Company completed twelve major store remodelings in fiscal 2000 and plans to complete ten to twelve major store remodelings in fiscal 2001.

Store Operations

    The Company operates its stores in a manner that encourages operational management participation in the execution of the Company's business and operational policies. Each store has a manager who is responsible for day-to-day operations of the store. Store managers complete a management training program and are eligible for Company incentive awards based upon store sales volume.

Purchasing/Sources of Supply

    Direct imports accounted for approximately 70% of total purchases in fiscal 2000. The Company purchased substantially all of its merchandise from approximately 200 vendors in fiscal 2000. In fiscal 2000, the Company's ten largest vendors represented approximately 58% of the Company's purchases. Further, purchases from the Company's largest overseas supplier accounted for 26% of total purchases in fiscal 2000, compared to 20% in fiscal 1999. The Company's main suppliers are established, quality apparel manufacturers who have worked with the Company over many years and are familiar with the Company's merchandising approach. The Company believes it has strong working relationships with its vendors. A disruption in supply from its major vendors could have a negative impact on the Company's business. The Company intends to directly import approximately 70% of its purchases again in fiscal 2001.

Advertising and Promotion

    The Company believes that most of its locations depend on mall traffic. To attract customers into its stores, the Company emphasizes attractive front-of-store displays and an open, clean, in-store visual presentation. The merchandise presentation is further enhanced by the use of photographic visual merchandise signage on a seasonal basis. Additionally, the Company maintains an internet website at www.braunsfashions.com and www.christopherandbanks.com.

Seasonality

    The Company's sales show seasonal variation as sales in the third and fourth quarters, which include the fall and holiday seasons, have generally been higher than sales in the first and second quarters. Sales generated during the fall and holiday seasons have a significant impact on the Company's annual results of operations.

Competition

    The women's retail apparel business is highly competitive. The Company believes that the principal bases upon which it competes are merchandise selection, fashion, quality, store location, store environment and service. The Company competes with a broad range of national and regional retail chains that sell similar merchandise, including department stores and specialty stores. Many of these competitors are larger and have greater financial resources than the Company. The Company believes that its focused merchandise selection, strong visual presentation, product quality, and customer service enable the Company to compete effectively.

Employees

    As of May 12, 2000, the Company had approximately 550 full-time and 1,600 part-time employees. The number of part-time employees increases during peak selling periods. None of the Company's employees are represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and considers its relationship with its employees to be satisfactory.

Trademarks and Service Marks

    The Company is the owner of the federally registered trademark and service mark "CHRISTOPHER & BANKS" which is its predominant private brand and "BRAUNS" with respect to articles of apparel. In addition, the Company has also applied for a federal trademark registration for C.J. Banks, the name it intends to use for its large size private brand merchandise. Common law rights have been established by the Company in other trademarks and service marks which it considers to be of lesser importance. The Company believes its primary marks are important to its business and are recognized in the women's retail apparel industry. Accordingly, the Company intends to maintain its marks and the related registrations. The Company is not aware of any pending claims of infringement or other challenges to the Company's right to use its marks in the United States.

ITEM 2.
PROPERTIES

Store Locations

    The Company's stores are located primarily in regional shopping malls in mid-sized cities and suburban areas, which offer high-traffic by potential walk-in customers. Approximately 75% of the Company's stores are located in enclosed regional malls that typically have numerous specialty stores and two or more general merchandise chains or department stores as anchor tenants. The balance of the Company's stores are located in community and strip shopping centers. The Company attempts to locate its stores strategically within the mall or shopping center to attract walk-in customers through stimulating visual displays. The average store size is approximately 3,300 square feet, of which the Company estimates an average of approximately 85% is selling space.

    At May 12, 2000, the Company operated 241 stores in the following states:

State	Number of Stores	State	Number of Stores
Minnesota	37	Montana	6
Wisconsin	25	New York	6
Iowa	24	Utah	6
Michigan	18	Idaho	5
Ohio	14	Indiana	5
Illinois	11	Arkansas	3
Pennsylvania	11	Oklahoma	3
Colorado	9	West Virginia	3
Missouri	9	Kentucky	2
Nebraska	8	Oregon	2
Kansas	8	Wyoming	2
Washington	8	California	1
North Dakota	7	Maryland	1
South Dakota	7

Store Leases

    All of the Company's stores are leased. Management believes that the current commercial real estate market, combined with the Company's relationship with nationally-recognized developers and established operating history makes the Company an attractive tenant when negotiating terms with shopping center developers or owners.

    Lease terms typically are for 10 years and may contain a renewal option. Leases generally require payments of fixed minimum rent and contingent percentage rent, typically calculated at 5% of sales in excess of a specified level. The following table, which covers all of the stores operated by the Company at May 12, 2000, indicates the number of leases expiring during the fiscal year indicated and the number of such leases with renewal options.

Fiscal Year	Number of Leases Expiring	Number with Renewal Options
2001	24	4
2002	18	6
2003	25	2
2004	31	5
2005	29	3
2006—2010	97	2
2011—2015	17	—

    The Company currently plans to negotiate new leases in most of the locations which do not have renewal options.

Headquarters Facility

    The Company occupies a 210,000 square foot headquarters and merchandise distribution center facility located in Plymouth, Minnesota. Of this facility, the Company uses approximately 95,000 square feet for its own office and distribution facility and subleases the balance to third parties. The Company leases this facility under an agreement which expires on June 14, 2005. Under the agreement, the Company was required to pay minimum rent of approximately $688,000 per year through June 14, 1999; and is required to pay $746,000 per year from June 15, 1999, until the end of the lease term. The Company is also required to reimburse the landlord for property taxes and pay for utilities and other operating costs of the facility.

    The Company subleases 80,000 square feet of warehouse space in its distribution center to a third party under an agreement which commenced October 1, 1997. Under the agreement, the Company received minimum rent of $14,667 per month from October 1, 1997 through August 31, 1998; and $21,667 per month from September 1, 1998 through August 31, 1999; and will receive $24,667 per month from September 1, 1999 through August 31, 2000. The subtenant has agreed to extend the lease for two option periods. Rent for the first three year option period is $26,667 per month. Rent for the second option period of one year and nine months will be $30,000 per month. The subtenant is also required to reimburse the Company for property taxes, utilities and other operating costs of the subleased portion of the facility.

    Under a second sublease, effective September 1, 1997 and expiring on May 31, 2005, the Company subleased 33,000 square feet of warehouse and office space to a third party. Under the agreement the Company will receive annual minimum rent of $132,000. The subtenant is also required to reimburse the Company for property taxes, utilities and other operating costs of the subleased portion of the facility. Under the sublease, the Company has the right to terminate the agreement upon six months written notice at any time on or before February 1, 2002.

    The Company believes its headquarters and merchandise distribution center facility to be adequate to accommodate the expansion plans of the Company for the foreseeable future.

ITEM 3.
LEGAL PROCEEDINGS

    There are no material legal proceedings pending against the Company.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2000.

ITEM 4a.
EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information regarding the executive officers of the Company as of May 12, 2000.

Name	Age	Positions and Offices
William J. Prange	46	Chairman and Chief Executive Officer
Joseph E. Pennington	54	President and Chief Operating Officer
Ralph C. Neal	53	Executive Vice President/Store Operations
Tammy L. Boyd	41	President, Large Size Division
Kathryn R.Gangstee	50	Senior Vice President and General Merchandising Manager
Andrew K. Moller	41	Senior Vice President and Chief Financial Officer
Nancy C. Scott	51	Vice President of Real Estate and Construction
Kim M. Westerham	42	Vice President of Merchandise Planning and Distribution
Lanette S. Menear	48	Vice President and Divisional Merchandising Manager

    William J. Prange has served as Chairman and Chief Executive Officer since September 1999. From March 1998 through August 1999, Mr. Prange was President and Chief Executive Officer. He was President and Chief Merchandising Officer from July 1997 through February 1998. From April 1995 through June 1997, he was Senior Vice President and General Merchandising Manager. From April 1994 through March 1995, Mr. Prange was Vice President and General Merchandising Manager. From 1989 to 1994, he was President and General Merchandise Manager of American Specialty Stores (dba the id). From 1987 to 1989, he was Vice President and General Merchandise Manager of the id. From 1985 to 1987, Mr. Prange was Vice President and General Merchandise Manager of Prange Department Stores.

    Joseph E. Pennington has served as President and Chief Operating Officer since September 1999. From March 1998 through August 1999, Mr. Pennington was Executive Vice President and Chief Operating Officer. Mr. Pennington was Senior Vice President of Merchandise Planning and Distribution from July 1997 through February 1998. From February 1997 through June 1997, Mr. Pennington was Vice President of Merchandise Planning and Distribution and Management Information Systems. From April 1996 through January 1997, Mr. Pennington was self-employed, providing consulting services to retail companies including Braun's. Mr. Pennington was President and Chief Executive Officer of the id from June 1994 through March 1996. From October 1993 through May 1994, Mr. Pennington was Senior Vice President of Merchandise and Operations for the id, and from January 1990 through October 1993, Mr. Pennington was Vice President of Operations. From 1976 through 1989, Mr. Pennington held various positions with Foxmoor Stores, including Vice President of Planning from 1984 through 1989.

    Ralph C. Neal has served as Executive Vice President/Store Operations since March 1998. Mr. Neal was Senior Vice President of Store Operations from July 1997 through February 1998. From September 1996 through June 1997, Mr. Neal was Vice President of Store Operations. From 1989 to 1996, Mr. Neal was Vice President of Store Operations for the id. From 1986 to 1989, Mr. Neal was a Senior Vice President of Brooks Fashions. From 1982 to 1986, Mr. Neal was Vice President of Operations for the id. Prior to 1982 Mr. Neal served in various managerial capacities for other women's apparel retailers.

    Tammy L. Boyd has served as President, Large Size Division since January 2000. From 1991 through 1999, Ms. Boyd was Divisional Merchandise Manager, Special Size Sportswear and Outerwear with Sears Roebuck & Company. Previous to 1991, Ms. Boyd held various buying and merchandising positions with Carson Pirie Scott and PA Bergner & Company.

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

    Kim M. Westerham has served as Vice President of Merchandise Planning and Distribution since March 1999. Ms. Westerham was Director of Merchandise Planning and Distribution from September 1993 through February 1999. From March 1984 through August 1993, Ms. Westerham was a Buyer with the Company.

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

PART II

ITEM 5.
MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock has traded on The Nasdaq Stock Market under the symbol "BFCI" since March 31, 1992. The quarterly high and low stock sales price information for the Company's common stock for fiscal 2000 and fiscal 1999 are presented in Note 10 of the Consolidated Financial Statements and are included herein.

    The number of holders of record of the Company's common stock as of May 12, 2000 was 73. Based upon information received from the record holders, the Company believes there are more than 2,600 beneficial owners. The last reported sales price of the Company's common stock on May 12, 2000 was $25.00.

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

    During the last three fiscal years, the Company did not sell any equity securities in a transaction that was exempt from the registration provisions of the Securities Act of 1933, as amended.

    During fiscal 1999, the Company purchased 552,000 shares of the Company's common stock at a total cost, including commissions, of $3,000,000. The common stock purchased is currently held in treasury.

    In November 1999, the Company's Board of Directors approved a 3-for-2 stock split in the form of a stock dividend. The stock dividend was distributed on December 14, 1999 to stockholders of record as of November 30, 1999.

ITEM 6.
SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected financial data has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes appearing elsewhere herein.

	Fiscal Year Ended
	Feb. 26, 2000	Feb. 27, 1999	Feb. 28, 1998	March 1, 1997(1)	Mach 2, 1996
	(Dollars in thousands, except per share amounts and selected operating data)
Income Statement Data:
Net sales	$143,402	$110,142	$99,536	$95,946	$97,296
Cost of sales(2)	87,865	71,488	65,111	65,445	70,386

Gross profit	55,537	38,654	34,425	30,501	26,910
Selling, general and administrative expenses	33,306	25,621	23,390	22,854	24,897
Depreciation and amortization	3,387	2,679	2,534	2,649	3,154
Reorganization expense(3)	—	—	—	7,830	—
Nonrecurring expense(4)	—	—	775	—	—

Operating income (loss)	18,844	10,354	7,726	(2,832)	(1,141)
Interest, net	47	282	691	684	1,388

Income (loss) before income taxes	18,797	10,072	7,035	(3,516)	(2,529)
Income tax provision (benefit)(5)	7,262	3,880	2,750	(2,895)	929

Income (loss) before extraordinary gain	11,535	6,192	4,285	(621)	(3,458)
Extraordinary gain(6)	—	35	116	—	—

Net income (loss)	$11,535	$6,227	$4,401	$(621)	$(3,458)

Basic earnings per common share:(7)
Income (loss) before extraordinary gain	$1.75	$0.91	$0.64	$(0.10)	$(0.61)
Extraordinary gain(6)	—	0.00	0.01	—	—

Net income (loss)	$1.75	$0.91	$0.65	$(0.10)	$(0.61)

Basic shares outstanding	6,608	6,812	6,723	6,044	5,688

Diluted earnings per common share:(7)
Income (loss) before extraordinary gain	$1.64	$0.86	$0.59	$(0.10)	$(0.61)
Extraordinary gain(6)	—	0.01	0.02	—	—

Net income (loss)	$1.64	$0.87	$0.61	$(0.10)	$(0.61)

Diluted shares outstanding	7,032	7,161	7,218	6,044	5,688

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

(4)
In fiscal 1998, the Company recorded a one time pre-tax charge of $775,000, or $0.09 per diluted share, related to the implementation of its management succession plan. The majority of this expense was non-cash, related to accelerated vesting of previously issued options.

(5)
In fiscal 1996, the Company recorded a valuation allowance of $1.8 million, or $0.31 per share, equal to the full amount of its deferred tax assets, due to the uncertainty of realizing the value of these assets in future years. In fiscal 1997, the Company reversed the valuation allowance as improved operating performance made the future realization of these assets more likely than not.

(6)
In fiscal 1999 and 1998, the Company recorded extraordinary gains of $35,000 and $116,000 on the purchase at a discount from par of $4,676,000 and $1,033,000 principal face amount of its 12% Senior Notes due 2005, respectively.

(7)
In fiscal 2000, the Company's Board of Directors approved a 3-for-2 stock split in the form of a stock dividend on the Company's outstanding common stock. Share and per share data for all periods presented have been restated to reflect this stock dividend.

	Fiscal Year Ended
	Feb. 26, 2000	Feb. 27, 1999	Feb. 28, 1998	March 1, 1997	March 2, 1996
Selected Operating Data:
Same store sales increase (decrease)(1)	17%	3%	10%	10%	(3)%
Stores at end of period	223	195	179	170	221
Net sales per gross square foot(2)	$201	$172	$166	$148	$129
Balance Sheet Data (at end of period in thousands):
Cash	$22,686	$12,588	$15,848	$10,914	$1,543
Merchandise inventory	$11,421	$10,799	$10,736	$9,254	$12,858
Total assets	$58,719	$40,060	$40,590	$34,637	$32,304
Long-term debt(3)	$5,053	$5,074	$9,616	$10,374	$952
Stockholders' equity	$37,385	$24,730	$20,959	$15,573	$13,662

(1)
Fiscal 1997 excludes stores closed as part of the Company's Chapter 11 reorganization.

(2)
Includes only stores open for the entire fiscal year.

(3)
In fiscal 1996, $10.4 million of long-term debt potentially subject to acceleration was reclassified to current liabilities.

ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    The Company was incorporated in Delaware in 1986 to acquire BFI, which had operated as a family-owned business since 1956. As of May 12, 2000, the Company operated a chain of 241 stores in 27 states, primarily in the northern half of the United States. In fiscal 2000, the Company opened 33 new stores under the name Christopher & Banks and closed five stores. In fiscal 2001, the Company intends to expand its store base by approximately 55 stores. The Company plans to open 35 Christopher & Banks stores and 20 stores serving the women's large size market under the name C.J. Banks.

Results of Operations

    The following table sets forth operating statement data expressed as a percentage of net sales for the last three fiscal years and should be read in conjunction with "Selected Consolidated Financial Data."

	Fiscal Year Ended
	February 26, 2000	February 27, 1999	February 28, 1998
Net sales	100.0%	100.0%	100.0%
Cost of sales	61.3	64.9	65.4

Gross profit	38.7	35.1	34.6
Selling, general and administrative expenses	23.2	23.3	23.5
Depreciation and amortization	2.4	2.4	2.6
Nonrecurring expense(1)	—	—	0.8

Operating income	13.1	9.4	7.7
Interest, net	0.0	0.3	0.7

Income before income taxes	13.1	9.1	7.0
Income tax provision	5.1	3.5	2.7

Net income before extraordinary gain	8.0	5.6	4.3
Extraordinary gain(2)	—	0.1	0.1

Net income	8.0%	5.7%	4.4%

(1)
In fiscal 1998, the Company recorded a one time pre-tax charge of $775,000, or $0.09 per diluted share, related to the implementation of its management succession plan. The majority of this expense was non-cash, related to accelerated vesting of previously issued options.

(2)
In fiscal 1999 and 1998, the Company recorded extraordinary gains of $35,000 and $116,000 on the purchase at a discount from par of $4,676,000 and $1,033,000 principal face amount of its 12% Senior Notes due 2005, respectively.

Fiscal 2000 Compared to Fiscal 1999

    Net Sales.  Net sales for the fiscal year ended February 26, 2000 were $143.4 million, an increase of 30% from sales of $110.1 million in fiscal 1999. The increase in net sales was a result of a 17% increase in same-store sales combined with an increase in the number of stores operated by the Company. The Company operated 223 stores at February 26, 2000 compared to 195 at February 27, 1999.

    Gross Profit.  Gross profit (which is net sales less cost of merchandise, buying and occupancy expenses) was $55.5 million or 38.7% of net sales in fiscal 2000, compared to $38.7 million or 35.1% of net sales in fiscal 1999. The percentage increase in gross profit was primarily due to improved merchandise margins which primarily resulted from increased sales of merchandise at regular prices. Further, the Company did not anniversary three major promotional events held in the third and fourth quarters of fiscal 1999. The elimination of these events also contributed to the increase in gross margin.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $33.3 million or 23.2% of net sales in fiscal 2000 compared to $25.6 million or 23.3% of net sales in fiscal 1999. Selling, general and administrative expenses as a percent of net sales decreased due to leveraging associated with increased sales, offset by increases in bonus and supplies expense as a percent of net sales.

    Operating Income.  As a result of the foregoing, operating income was $18.8 million or 13.1% of net sales in fiscal 2000 compared to operating income of $10.4 million or 9.4% of net sales in fiscal 1999.

    Interest, Net.  Net interest expense in fiscal 2000 decreased to $47,324 from $282,508 in fiscal 1999. The decrease was primarily due to increased interest income as a result of a higher cash balance maintained during the year.

    Income Taxes.  The provision for income taxes was $7.3 million in fiscal 2000 with an effective tax rate of 38.6% compared to $3.9 million with an effective tax rate of 38.5% in fiscal 1999.

    Extraordinary Gain.  No extraordinary gain was recorded in fiscal 2000. In fiscal 1999, the Company purchased a total of $4.7 million principal face amount of its 12% Senior Notes due 2005 at a discount from par. These purchases resulted in an extraordinary gain of $35,396, net of tax.

    Net Income.  Net income for fiscal 2000 was $11.5 million or 8.0% of net sales as compared to net income of $6.2 million or 5.7% of net sales in fiscal 1999.

Fiscal 1999 Compared to Fiscal 1998

    Net Sales.  Net sales for the fiscal year ended February 27, 1999 were $110.1 million, an increase of 11% from sales of $99.5 million in fiscal 1998. The increase in net sales was attributable to a 3% increase in same-store sales combined with an increase in the number of stores operated by the Company. The Company operated 195 stores at February 27, 1999 compared to 179 at February 28, 1998.

    Gross Profit.  Gross profit was $38.7 million or 35.1% of net sales in fiscal 1999, compared to $34.4 million or 34.6% of net sales in fiscal 1998. The percentage increase in gross profit was primarily due to more favorable merchandise pricing obtained from overseas vendors offset by a slight increase in occupancy costs as a percent of net sales.

    Selling, General, and Administrative Expenses.  Selling, general and administrative expenses were $25.6 million or 23.3% of net sales in fiscal 1999 compared to $23.4 million or 23.5% of net sales in fiscal 1998. Selling, general and administrative expenses as a percent of net sales decreased modestly due to leveraging associated with increased sales.

    Nonrecurring Expense.  No nonrecurring expense was recorded in fiscal 1999. In fiscal 1998, the Company incurred a one-time pre-tax expense of $775,451, or $0.09 per diluted share, related to the implementation of its management succession plan. This expense was primarily non-cash, reflecting the accelerated vesting of previously issued stock options.

    Operating Income.  As a result of the foregoing, operating income was $10.4 million or 9.4% of net sales in fiscal 1999, compared to operating income of $7.7 million or 7.7% of net sales in fiscal 1998.

    Interest, Net.  Net interest expense decreased to $282,508 in fiscal 1999 from $690,589 in fiscal 1998. This decrease was primarily due to a higher cash balance maintained during the year and a reduction in the Company's long-term debt. In fiscal 1999, the Company repurchased and retired approximately $4.7 million original principal face amount of its 12% Senior Notes due 2005.

    Income Taxes.  Income tax expense in fiscal 1999 was $3.9 million with an effective tax rate of 38.5% compared to $2.7 million with an effective tax rate of 39.1% in fiscal 1998.

    Extraordinary Gain.  In fiscal 1999, the Company purchased approximately $4.7 million principal face amount of its 12% Senior Notes due 2005 at a discount from par. These purchases resulted in an extraordinary gain of $35,396 net of tax. In fiscal 1998, the Company purchased approximately $1.0 million principal face amount of its 12% Senior Notes due 2005 at a discount from par. These purchases resulted in a gain of $115,872 net of tax.

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

    Net cash generated by operating activities totaled $19.4 million in fiscal 2000. Cash was used to finance $10.4 million of capital expenditures to open 33 new stores, to complete 12 major store remodelings and for various expenditures at the Company's headquarters facility. Financing activities, primarily the exercise of stock options, provided net cash of $1.0 million. As a result of the foregoing, cash increased by $10.1 million in fiscal 2000. In fiscal 2001, the Company expects to spend approximately $14 million on capital expenditures to expand its store base by approximately 55 stores, to complete ten to twelve major store remodels and for other miscellaneous purchases for its headquarters facility. Management expects its cash on hand combined with cash flow from operations to be sufficient to meet its capital expenditure and working capital requirements and its other needs for liquidity during fiscal 2001.

    In March 1999, the Company entered into an Amended and Restated Revolving Credit and Security agreement with Norwest Bank Minnesota, National Association (the "Norwest Revolver"). The Norwest Revolver, which expires on June 30, 2002, replaced the Company's previous credit agreement with Norwest Bank. The Norwest Revolver provides the Company with revolving credit loans and letters of credit up to $12 million, subject to a borrowing base formula tied to inventory levels.

    Loans under the Norwest Revolver bear interest at Norwest's base rate, 9% as of May 12, 2000, plus 1/4%. Interest is payable monthly in arrears. The Norwest Revolver carries a facility fee of 1/4% on the unused portion as defined in the Norwest Revolver. This facility is secured by substantially all of the Company's assets. The borrowing base at May 12, 2000, was $10.8 million. As of May 12, 2000, the Company had no borrowings and outstanding letters of credit in the amount of $6.0 million under the Norwest Revolver. Accordingly, the availability of revolving credit loans under the Norwest Revolver was $4.8 million at that date.

    The Norwest Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness, limitations on certain types of investments and prohibitions on paying dividends, as well as requiring the maintenance of certain financial ratios. As of February 26, 2000, the most recent measurement date, the Company was in compliance with all covenants of the Norwest Revolver.

    In January 1997, the Company issued $10,300,200 of debt in the form of 12% Senior Notes (the "Senior Notes") due January 2005. The Senior Notes were issued, pursuant to an Indenture dated as of December 2, 1996. The principal amount of the Senior Notes bears interest at the rate of 12% per annum. Interest at the rate of 9% per annum on the outstanding principal amount is due monthly. Interest at the rate of 3% per annum on the outstanding principal amount accrues monthly and upon accrual is treated as principal for all purposes, including without limitation, the calculation of all interest payments due thereafter, and is payable in full on January 1, 2005.

    The Senior Notes are general unsecured senior obligations of the Company. The Indenture for the Senior Notes (the "Indenture") contains certain covenants which, among other things, limit the ability of the Company to incur liens and additional indebtedness. As of February 26, 2000, the most recent measurement date, the Company was in compliance with all covenants of the Indenture. In November 1998, the Company received consent from the holders of a majority, by principal face amount, of its

Senior Notes. This consent eliminated a restrictive covenant under the Indenture which, among other things, prohibited the Company from repurchasing its equity securities and paying dividends.

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

Recently Issued Accounting Pronouncements

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), effective in fiscal 1999, established standards of disclosure and financial statement display for reporting total comprehensive income and the individual components thereof. The adoption of SFAS No. 130 had no impact on the Company's financial position or results of operations for the years ended February 26, 2000 and February 27, 1999.

    Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), effective in fiscal 1999, established new standards for determining reportable segments and for disclosing information regarding each such segment. Management believes that the Company has reportable operations in only one segment.

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

    The SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), in December 1999, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 had no impact on the Company's financial position or results of operations for the years ended February 26, 2000, February 27, 1999 and February 28, 1998.

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

    The Company's unaudited quarterly operating results for each quarter of fiscal 2000 and 1999 are presented in Note 9 of the Consolidated Financial Statements.

Inflation

    The Company does not believe that inflation has had a material effect on the results of operations during the past three fiscal years.

Year 2000 Issue

    The year 2000 issue is primarily the result of computer programs using a two-digit format, rather than four, to define the applicable year.

    The Company has noticed no impact to its operations as a result of transition to the year 2000. However, problems relating to the year 2000 issue could still arise, although the Company does not believe that the year 2000 issue will have a material adverse effect on its financial condition or results of operations. The Company's beliefs, however, are based on certain assumptions and expectations that ultimately may prove to be inaccurate, including the year 2000 viability of sourcing countries and compliance of third-party vendors and suppliers. A substantial, extended disruption in merchandise supply resulting from year 2000 problems could have a material adverse effect on the Company's financial condition and results of operations.

    In March 1999, the Company installed new year 2000 compliant software packages. These software packages and related hardware improvements, which the Company previously planned to install irrespective of any year 2000 considerations, cost approximately $1.3 million, of which approximately $50,000 was expensed and the remainder was capitalized.

Forward Looking Information

    Information contained in this Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "plan", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: consumers' spending and debt levels; the Company's ability to execute its business plan; the Company's ability to open new stores on favorable terms and the timing of such store openings; the acceptance of the Company's merchandising strategies by its target customers; the ability of the Company to anticipate marketing trends and consumer needs; the execution by management and acceptance by consumers of the Company's C.J. Banks concept; the loss of one or more of the Company's key executives; continuity of a relationship with or purchases from major vendors, particularly those from whom the Company imports merchandise; competitive pressures on sales and pricing; increases in other costs which cannot be recovered through improved pricing of merchandise; and the adverse effect of weather conditions from time to time on consumers' ability or desire to purchase new clothing. The Company currently purchases most of its import merchandise using letters of credit denominated in U.S. dollars, primarily from suppliers in countries whose currency is pegged to the U.S. dollar. Therefore, the Company does not expect foreign currency fluctuations to materially affect its business. However, to the extent the Company begins purchasing larger amounts of merchandise from other countries, currency fluctuations could affect the Company's business.

ITEM 7a.
QUANTITATIVE AND QUALITATIVE
DISCLOSURE ABOUT MARKET RISK

    Not applicable.

ITEM 8.
CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Braun's Fashions Corporation

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Braun's Fashions Corporation and its subsidiary at February 26, 2000 and February 27, 1999, and the results of their operations and their cash flows for each of the three years in the period ended February 26, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 31, 2000

BRAUN'S FASHIONS CORPORATION

CONSOLIDATED BALANCE SHEET

	February 26, 2000	February 27, 1999
ASSETS
Current assets:
Cash and cash equivalents	$22,685,876	$12,587,719
Accounts receivable	1,170,927	1,397,502
Merchandise inventory	11,421,417	10,799,046
Prepaid expenses	1,314,733	547,947
Current deferred tax asset	697,907	275,493

Total current assets	37,290,860	25,607,707
Equipment and improvements:
Leasehold improvements	15,064,062	11,600,657
Furniture and fixtures	12,528,835	9,312,599
Other equipment	4,812,266	4,445,331
Construction in progress	2,758,476	864,714

	35,163,639	26,223,301
Less accumulated depreciation and amortization	15,382,964	13,268,337

Net equipment and improvements	19,780,675	12,954,964
Other assets:
Long-term deferred tax asset	1,629,813	1,468,101
Other	17,296	28,844

Total other assets	1,647,109	1,496,945

Total assets	$58,718,644	$40,059,616

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,650,116	$2,893,317
Accrued salaries, wages and related expenses	5,360,259	2,236,876
Other accrued liabilities	4,829,966	3,234,935
Current maturities of long-term debt	169,410	271,592
Income taxes payable	2,180,804	546,936

Total current liabilities	15,190,555	9,183,656
Long-term obligations:
Long-term debt	5,053,359	5,073,604
Accrued rent obligation	1,089,899	1,072,590

Total long-term obligations	6,143,258	6,146,194
Stockholders' equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock—$0.01 par value, 14,000,000 shares authorized, 6,748,636 and 6,524,642 shares issued and outstanding in 2000 and 1999, respectively	73,007	70,767
Additional paid-in capital	30,568,219	29,281,059
Retained earnings (accumulated deficit)	10,088,048	(1,447,099)

	40,729,274	27,904,727
Common stock held in treasury, 552,000 shares at cost	(2,999,961)	(2,999,961)
Common stock subscriptions receivable	(344,482)	(175,000)

Total stockholders' equity	37,384,831	24,729,766

Total liabilities and stockholders' equity	$58,718,644	$40,059,616

See accompanying notes to consolidated financial statements.

BRAUN'S FASHIONS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Fiscal year ended
	February 26, 2000	February 27, 1999	February 28, 1998
Net sales	$143,401,667	$110,142,393	$99,535,773
Cost of sales:
Merchandise, buying and occupancy	87,864,540	71,488,228	65,110,994

Gross profit	55,537,127	38,654,165	34,424,779
Selling, general and administrative	33,305,746	25,621,024	23,390,027
Depreciation and amortization	3,387,070	2,678,987	2,533,282
Nonrecurring expense	—	—	775,451

Operating income	18,844,311	10,354,154	7,726,019
Interest, net	47,324	282,508	690,589

Income before income taxes	18,796,987	10,071,646	7,035,430
Income tax provision	7,261,840	3,879,875	2,749,971

Net income before extraordinary gain	11,535,147	6,191,771	4,285,459
Extraordinary gain	—	35,396	115,872

Net income	$11,535,147	$6,227,167	$4,401,331

Basic earnings per common share:
Net income before extraordinary gain	$1.75	$0.91	$0.64
Extraordinary gain	—	0.00	0.01

Net income	$1.75	$0.91	$0.65

Basic shares outstanding	6,608,000	6,812,220	6,723,179

Diluted earnings per common share:
Net income before extraordinary gain	$1.64	$0.86	$0.59
Extraordinary gain	—	0.01	0.02

Net income	$1.64	$0.87	$0.61

Diluted shares outstanding	7,032,364	7,160,754	7,218,723

See accompanying notes to consolidated financial statements.

BRAUN'S FASHIONS CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock			Retained Earnings (Accumulated Deficit)		Common Stock Subscriptions Receivable
			Additional Paid-in Capital		Common Stock Held In Treasury
	Shares	Amount					Total
March 1, 1997	4,432,588	$44,326	$27,604,043	$(12,075,597)	$—	$—	$15,572,772
Stock issued on exercise of options	90,805	908	300,507	—	—	—	301,415
Tax benefit on exercise of stock options	—	—	165,349	—	—	—	165,349
Accelerated vesting of stock options	—	—	518,451	—	—	—	518,451
Net income	—	—	—	4,401,331	—	—	4,401,331

February 28, 1998	4,523,393	45,234	28,588,350	(7,674,266)	—	—	20,959,318
Stock issued on exercise of options	194,368	1,944	611,260	—	—	—	613,204
Tax benefit on exercise of stock options	—	—	105,038	—	—	—	105,038
Common stock subscriptions receivable	—	—	—	—	—	(175,000)	(175,000)
Acquisition of common stock held in treasury, at cost	(368,000)	—	—	—	(2,999,961)	—	(2,999,961)
Net income	—	—	—	6,227,167	—	—	6,227,167

February 27, 1999	4,349,761	47,178	29,304,648	(1,447,099)	(2,999,961)	(175,000)	24,729,766
Three-for-two stock split	2,174,881	23,589	(23,589)	—	—	—	—

February 27, 1999, split adjusted	6,524,642	70,767	29,281,059	(1,447,099)	(2,999,961)	(175,000)	24,729,766
Stock issued on exercise of options	223,994	2,240	942,258	—	—	—	944,498
Tax benefit on exercise of stock options	—	—	344,902	—	—	—	344,902
Common stock subscriptions receivable	—	—	—	—	—	(169,482)	(169,482)
Net income	—	—	—	11,535,147	—	—	11,535,147

February 26, 2000	6,748,636	$73,007	$30,568,219	$10,088,048	$(2,999,961)	$(344,482)	$37,384,831

See accompanying notes to consolidated financial statements.

BRAUN'S FASHIONS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal year ended
	February 26, 2000	February 27, 1999	February 28, 1998
Cash flows from operating activities:
Net income	$11,535,147	$6,227,167	$4,401,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,387,070	2,678,987	2,533,282
Accelerated vesting of stock options	—	—	518,451
Extraordinary gain from early extinguishment of debt	—	(57,090)	(186,890)
(Increase) decrease in deferred tax assets	(584,126)	(6,235)	260,744
(Gain) loss on disposal of property and equipment	91,373	57,134	(5,810)
Increase in accrued rent obligation	17,309	55,034	121,303
Changes in operating assets and liabilities:
Increase in merchandise inventory, prepaid expenses, receivables and other	(1,151,034)	(712,147)	(1,991,667)
Increase in accounts payable and accrued liabilities	4,475,213	236,675	1,242,958
Increase in income taxes payable	1,633,868	359,954	1,057,480

Net cash provided by operating activities	19,404,820	8,839,479	7,951,182
Cash flows from investing activities:
Purchase of equipment and improvements	(10,382,954)	(4,811,730)	(2,720,178)
Proceeds from sale of furniture and fixtures	78,800	63,699	34,949

Net cash used in investing activities	(10,304,154)	(4,748,031)	(2,685,229)
Cash flows from financing activities:
Principal payments on debt agreements	(271,592)	(5,120,428)	(1,090,754)
Interest on 12% Senior Notes added to principal	149,165	224,979	292,760
Exercise of stock options and related income tax benefit	1,289,400	718,242	466,764
Common stock subscriptions receivable	(169,482)	(175,000)	—
Acquisition of common stock held in treasury, at cost	—	(2,999,961)	—

Net cash provided by (used in) financing activities	997,491	(7,352,168)	(331,230)
Net increase (decrease) in cash and cash equivalents	10,098,157	(3,260,720)	4,934,723
Cash and cash equivalents at beginning of year	12,587,719	15,848,439	10,913,716

Cash and cash equivalents at end of year	$22,685,876	$12,587,719	$15,848,439

Supplemental cash flow information:
Interest paid during the year	$482,188	$821,831	$958,627
Income taxes paid during the year	$5,842,468	$3,442,812	$1,276,893

See accompanying notes to consolidated financial statements.

BRAUN'S FASHIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    Braun's Fashions Corporation ("BFC"), through its wholly-owned subsidiary, Braun's Fashions, Inc. ("BFI") (collectively referred to as the "Company"), operates retail specialty stores selling women's apparel, primarily in the northern half of the United States. The Company operated 223, 195 and 179 stores at the end of fiscal 2000, 1999 and 1998, respectively.

  Fiscal year and basis of presentation

    The Company's fiscal year ends on the Saturday nearest February 28. The fiscal years ended February 26, 2000, February 27, 1999 and February 28, 1998 consisted of 52 weeks each. The consolidated financial statements include the accounts of BFC and its wholly-owned subsidiary, BFI. All significant intercompany accounts have been eliminated in consolidation.

  Cash and cash equivalents

    Cash and cash equivalents consist of cash on hand and on deposit, and investments purchased with an original maturity of three months or less.

  Merchandise inventories

    Merchandise inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out retail inventory method.

  Inventory markdowns

    Permanent markdowns are recorded to reflect expected adjustments to retail prices in accordance with the retail inventory method. Permanent markdowns are recorded monthly on the basis of an evaluation of inventory by merchandising management. In the Company's judgement, all markdowns necessary to record inventory at the lower of cost or market under the retail inventory method have been provided for all periods presented.

  Equipment and improvements

    Equipment and improvements are stated at cost. Equipment is depreciated over its estimated useful life and improvements are amortized over the term of the related leases. Repairs and maintenance which do not extend an asset's useful life are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period. The Company evaluates its long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of February 26, 2000, the Company has determined that no adjustment to the financial statements is necessary under SFAS No. 121.

  Rent expense

    Many of the Company's lease agreements for retail space include escalation clauses in minimum base rent. The Company recognizes minimum base rent expense in equal annual amounts over the term of the lease.

  Advertising

    The Company expenses advertising costs as incurred. Advertising costs for the fiscal years ended 2000, 1999 and 1998 were $392,000, $645,000 and $671,000, respectively.

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

  Income taxes

    Income taxes are provided following the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." Under the provisions of SFAS No. 109, deferred tax assets and liabilities result from the expected future tax consequences of differences between the carrying value and the tax basis of assets and liabilities.

  Net income per common share

    The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under SFAS No. 128, basic earnings per share ("EPS") is computed based on the weighted average number of shares of common stock outstanding during the applicable periods while diluted EPS is computed based on the weighted average number of shares of common and common equivalent shares (dilutive stock options) outstanding. EPS for all periods presented reflect the adoption of SFAS No. 128.

    The following is a reconciliation of the number of shares (denominator) and per share amounts used in the basic and diluted EPS computations:

	Basic EPS	Effect of Dilutive Stock Options	Diluted EPS
Fiscal 2000
Shares	6,608,000	424,364	7,032,364
Per share amount	$1.75	$(0.11)	$1.64
Fiscal 1999
Shares	6,812,220	348,534	7,160,754
Per share amount before extraordinary gain	$0.91	$(0.05)	$0.86
Per share amount including extraordinary gain	$0.91	$(0.04)	$0.87
Fiscal 1998
Shares	6,723,179	495,544	7,218,723
Per share amount before extraordinary gain	$0.64	$(0.05)	$0.59
Per share amount including extraordinary gain	$0.65	$(0.04)	$0.61

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

  Comprehensive income (loss)

    There were no other comprehensive income (loss) items in the years ended February 26, 2000, February 27, 1999 and February 28, 1998.

NOTE 2—LONG-TERM DEBT

    In January 1997, the Company issued $10,300,200 of debt in the form of 12% Senior Notes (the "Senior Notes") due January 2005. The Senior Notes were issued pursuant to an Indenture dated as of December 2, 1996. The principal amount of the Senior Notes bears interest at the rate of 12% per annum. Interest at the rate of 9% per annum on the outstanding principal amount is paid monthly. Interest at the rate of 3% per annum on the outstanding principal amount is accrued monthly and upon accrual is treated as principal for all purposes, including without limitation, the calculation of all interest payments due thereafter, and is payable in full on January 1, 2005.

    The Senior Notes are general unsecured senior obligations of the Company. The Indenture for the Senior Notes (the "Indenture") contains certain covenants which, among other things, limit the ability of the Company to incur liens and additional indebtedness. As of February 26, 2000, the most recent measurement date, the Company was in compliance with all covenants of the Indenture. In November 1998, the Company received consent from the holders of a majority, by principal face amount of its

Senior Notes, to eliminate a restrictive covenant under the Indenture which, among other things, prohibited the Company from repurchasing its equity securities and paying dividends.

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

    In March 1999, the Company entered into an Amended and Restated Revolving Credit and Security Agreement with Norwest Bank Minnesota, National Association (the Norwest Revolver"). The Norwest Revolver will expire on June 30, 2002 and replaced the Company's previous credit agreement with Norwest Bank. The Norwest Revolver provides the Company with revolving credit loans and letters of credit up to $12 million, subject to a borrowing base formula tied to inventory levels.

    Loans under the Norwest Revolver bear interest at Norwest's base rate, 8 3/4% as of February 26, 2000, plus 1/4%. Interest is payable monthly in arrears. The Norwest Revolver carries a facility fee of 1/4% based on the unused portion of the Norwest Revolver as defined in the agreement. This facility is secured by substantially all of the Company's assets. The borrowing base at February 26, 2000, was $8.7 million. As of February 26, 2000, the Company had no borrowings and outstanding letters of credit in the amount of $5.4 million under the Norwest Revolver. Accordingly, the availability of revolving credit loans under the Norwest Revolver was $3.3 million at that date.

    The Norwest Revolver contains certain restrictive covenants, including restrictions on incurring additional indebtedness, limitations on certain types of investments and prohibitions on paying dividends. The Norwest Revolver also requires the Company to maintain certain financial ratios. As of February 26, 2000, the most recent measurement date, the Company was in compliance with all covenants of the Norwest Revolver.

Outstanding long-term debt consists of the following:

	February 26, 2000	February 27, 1999
12% Senior Notes due 2005	$5,053,359	$4,904,194
Obligation under capital lease	169,410	441,002

	5,222,769	5,345,196
Less:
Current maturities of capital lease obligation	169,410	271,592

Long-term debt	$5,053,359	$5,073,604

NOTE 3—STOCKHOLDERS' EQUITY

    In November 1999, the Company's Board of Directors approved a 3-for-2 stock split in the form of a stock dividend on the Company's outstanding common stock. The stock dividend was distributed on December 14, 1999 to stockholders of record as of November 30, 1999. Share and per share data for all periods presented, except in the Consolidated Statement of Stockholders' Equity, have been restated to reflect this stock dividend.

NOTE 4—STOCK OPTION PLANS

    Under various plans, the Company may grant options to purchase common stock to employees and non-employee members of its Board of Directors at a price not less than 100% of the fair market value of the Company's common stock on the option grant date. In general, the options vest over zero to five years and are exercisable up to 10 years from the date of grant.

    During fiscal 1998, compensation expense of $518,000 was recognized relating to the accelerated vesting of 249,000 options in connection with the implementation of the Company's management succession plan. The compensation expense was calculated as the difference between the exercise price and the fair market value of the Company's common stock on the date on which the vesting of options was accelerated.

    The Company has elected to recognize compensation cost for its stock based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Generally, no compensation expense is recognized for stock options with exercise prices equal to the market value of the underlying shares of stock at the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." If compensation cost for these plans had been determined based on the fair value methodology prescribed by SFAS No. 123, the Company's net earnings and earnings per share in fiscal 2000, 1999 and 1998 would have been reduced to the pro forma amounts indicated below.

	2000	1999	1998
Net income—as reported	$11,535,147	$6,227,167	$4,401,331
Net income—pro forma	$10,972,648	$5,814,836	$4,239,092
Net income per diluted share—as reported	$1.64	$0.87	$0.61
Net income per diluted share—pro forma	$1.56	$0.81	$0.59

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

    The following weighted-average assumptions were used for grants in fiscal 2000, 1999 and 1998:

	2000	1999	1998
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	53.28%	53.76%	56.56%
Risk-free interest rate	4.71% - 5.41%	5.47%	5.99% - 6.11%
Expected lives	3.74 Years	4.31 Years	4.31 Years

     The following summarizes stock option transactions:

	Fiscal Year Ended
	February 26, 2000		February 27, 1999		February 28, 1998
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	995,790	$5.35	839,292	$3.28	779,100	$2.17
Granted	204,000	12.29	457,500	7.13	262,500	5.83
Exercised	(223,994)	4.22	(291,552)	2.10	(126,208)	2.10
Cancelled	—	—	(9,450)	5.25	(76,100)	2.75

Outstanding, end of period	975,796	$7.06	995,790	$5.35	839,292	$3.28

Exercisable, end of period	338,048	$4.95	235,601	$3.45	306,752	$2.14

Available for grant, end of period	507,000		373,500		450,000

Weighted average fair value of options granted		$12.29		$7.13		$5.83

     The following summarizes stock options outstanding and options exercisable at February 26, 2000:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise price	Number Exercisable	Weighted Average Exercise Price
$1.33-$4.00	177,798	6.36	$2.07	156,548	$2.17
$4.01-$5.83	161,498	7.36	5.80	60,000	5.75
$5.84-$7.13	441,500	8.11	7.11	91,500	7.13
$7.14-$12.00	120,000	8.09	9.62	30,000	11.25
$12.01-$17.25	75,000	9.87	17.25	—	—

	975,796	7.80	$7.06	338,048	$4.95

NOTE 5—INCOME TAXES

    The provision for income taxes for the fiscal years ended February 26, 2000, February 27, 1999 and February 28, 1998, consisted of:

	2000	1999	1998
Current
Federal	$6,520,966	$3,186,110	$2,389,227
State	1,325,000	700,000	100,000

Current tax expense	7,845,966	3,886,110	2,489,227
Deferred	(584,126)	(6,235)	260,744

Provision for income tax	$7,261,840	$3,879,875	$2,749,971

    The Company's effective income tax rate for fiscal years ended February 26, 2000, February 27, 1999 and February 28, 1998, differs from the federal income tax rate as follows:

	2000	1999	1998
Federal income tax at statutory rate	35.0%	34.0%	34.0%
State income tax (net of federal benefit)	4.6	4.6	0.9
Accelerated vesting of stock options	—	—	2.0
Other	(1.0)	(0.1)	2.2

	38.6%	38.5%	39.1%

    The net deferred tax assets included in the consolidated balance sheet as of February 26, 2000 and February 27, 1999 are as follows:

	February 26, 2000	February 27, 1999
Vacation accrual	$256,520	$198,878
Reward certificate accrual	175,000	34,000
Inventory and other	266,387	42,615

Current deferred tax assets	697,907	275,493
Depreciation and amortization	934,874	818,182
Accrued rent obligation	381,465	364,680
Interest on Senior notes added to principal	161,835	106,495
Other	151,639	178,744

Long-term deferred tax assets	1,629,813	1,468,101

Total deferred tax assets	$2,327,720	$1,743,594

    Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income.

NOTE 6—EMPLOYEE BENEFIT PLANS

    The Company has established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for the benefit of all employees who meet certain eligibility requirements, primarily age and length of service. The plan allows eligible employees to invest from 1% to 16% of their compensation. Effective March 1, 1999, the Company amended the plan to allow for fixed quarterly Company matching contributions of 50% of the first 3% of the participants pre-tax contributions and 25% of the next 3% of the participants pre-tax contributions. In fiscal 1999 and fiscal 1998, the Company approved discretionary matching contributions of 25% of the first 6% of the participants pre-tax contributions. Company contributions for the fiscal years ended February 26, 2000, February 27, 1999 and February 28, 1998 were $134,708, $67,362 and $55,954, respectively.

    The Company does not offer any other post-retirement, post-employment or pension benefits to directors or employees.

NOTE 7—LEASE COMMITMENTS

    The Company leases each of its store locations, its office and warehouse facility, computer equipment, and vehicles. All of these leases are accounted for as operating leases. The store lease terms, including rental period, renewal options, escalation clauses and rent as a percentage of sales, vary among the leases. Most store leases require the Company to pay real estate taxes and common area maintenance charges.

    Total rental expense for all leases was as follows:

	Fiscal year ended
	February 26, 2000	February 27, 1999	February 28, 1998
Minimum rent	$7,686,749	$5,655,384	$4,726,654
Contingent rent—based on a percentage of sales	1,625,059	1,824,926	2,109,262
Maintenance, taxes and other	4,444,393	3,267,663	2,667,097

	$13,756,201	$10,747,973	$9,503,013

    In addition, the Company leases its point-of-sale ("POS") registers. This lease agreement has been capitalized at the present value of the future minimum lease payments.

    The Company leases its office and warehouse facility under an agreement which expires on June 14, 2005. The Company is required to pay property taxes, insurance, utilities and other operating costs of the facility.

    The Company subleases 80,000 square feet of warehouse space in its distribution center to a third party under an agreement which commenced October 1, 1997. Under the agreement, the Company received minimum rent of $14,667 per month from October 1, 1997 through August 31, 1998 and $21,667 per month from September 1, 1998 to August 31, 1999; and will receive $24,667 per month from September 1, 1999 to August 31, 2000. The subtenant has agreed to extend the lease for two options periods. Rent for the first three year option period will be $26,667 per month. Rent for the second option period of one year and nine months will be $30,000 per month. The subtenant is also required to reimburse the Company for property taxes, utilities and other operating costs of the subleased portion of the facility.

    Under a second sublease effective September 1, 1997 and expiring on May 31, 2005, the Company subleases 33,000 square feet of warehouse and office space to a third party. Under the agreement the Company will receive annual minimum rent of $132,000. The subtenant is also required to reimburse the Company for property taxes, utilities and other operating costs of the subleased portion of the facility. Under the sublease, the Company has the right to terminate the agreement upon six months written notice at anytime on or before February 1, 2002.

    Future minimum rental commitments for all leases are as follows:

	Capital Lease	Operating Leases
	POS register equipment	Retail store facilities	Office/ warehouse facilities	Vehicles/ Other	Total
Fiscal Year
2001	$174,255	$8,759,149	$253,676	$111,920	$9,124,745
2002	—	8,675,643	241,674	69,555	8,986,872
2003	—	8,195,499	268,791	—	8,464,290
2004	—	7,434,378	275,910	—	7,710,288
2005	—	6,576,202	255,912	—	6,832,114
Thereafter	—	24,478,848	105,635	—	24,584,483

Total minimum lease payments	174,255	$64,119,719	$1,401,598	$181,475	$65,702,792

Less: Amount representing interest	4,845

Present value of minimum capital lease payments	169,410
Less: Current maturities	169,410

Obligation under capital lease, less current maturities	$—

NOTE 8—NONRECURRING EXPENSE

    In February 1998, the Company completed the implementation of its management succession plan. As part of the management succession plan, the Company incurred a one-time, pre-tax expense of $775,000, or $0.09 per diluted share. This charge was primarily non-cash, reflecting the accelerated vesting of previously issued stock options.

NOTE 9—QUARTERLY FINANCIAL DATA (UNAUDITED):

  (In thousands, except per share data)

	Fiscal 2000 Quarters
	1st	2nd	3rd	4th
Net sales(1)	$29,206	$29,207	$39,804	$45,185
Gross profit	$10,336	$9,601	$15,681	$19,919
Operating income	$2,502	$1,430	$6,460	$8,452
Net income	$1,520	$837	$3,920	$5,258
Basic per share data:(2)
Net income	$0.23	$0.13	$0.59	$0.78

Diluted per share data:(2)
Net income	$0.23	$0.12	$0.55	$0.72

Market price—high(3)	$7.833	$12.333	$14.500	$22.000
—low(3)	$5.042	$7.250	$9.625	$13.667

	Fiscal 1999 Quarters
	1st	2nd	3rd	4th
Net sales(1)	$25,003	$22,942	$30,826	$31,371
Gross profit	$8,673	$7,554	$11,453	$10,974
Operating income	$1,855	$917	$4,342	$3,240
Net income before extraordinary gain	$1,078	$504	$2,641	$1,969
Extraordinary gain(4)	$—	$—	$35	$—
Net income	$1,078	$504	$2,676	$1,969
Basic per share data:(2)
Net income before extraordinary gain	$0.16	$0.07	$0.37	$0.30
Extraordinary gain(4)	—	—	0.01	—

Net income	$0.16	$0.07	$0.38	$0.30

Diluted per share data:(2)
Net income before extraordinary gain	$0.15	$0.07	$0.36	$0.28
Extraordinary gain(4)	—	—	0.01	—

Net income	$0.15	$0.07	$0.37	$0.28

Market price—high(3)	$9.083	$9.500	$6.417	$6.333
—low(3)	$7.042	$5.750	$4.667	$5.083

(1)
The Company's quarterly net sales show seasonal variation, as sales in the third and fourth quarters, which include the fall and holiday seasons, generally have been higher than sales in the first and second quarters.

(2)
The summation of quarterly per share data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

(3)
The market prices presented above represent the quarterly high and low sales prices of the Company's common stock.

(4)
In fiscal 1999, the Company recorded an extraordinary gain of $35,000 on the purchase at a discount from par of $4,676,000 principal face amount of 12% Senior Notes due 2005.

NOTE 10—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), effective in fiscal 1999, established standards of disclosure and financial statement display for reporting total comprehensive income and the individual components thereof. The adoption of SFAS No. 130 had no impact on the Company's financial position or results of operations for the years ended February 26, 2000 and February 27, 1999.

    Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), effective in fiscal 1999, established new standards for determining reportable segments and for disclosing information regarding each such segment. Management believes that the Company has reportable operations in only one segment.

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

    The SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), in December 1999, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 had no impact on the Company's financial position or results of operations for the years ended February 26, 2000, February 27, 1999 and February 28, 1998.

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There are no matters which are required to be reported under Item 9.

PART III

ITEM 10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding the Company's directors required by Item 10 is incorporated herein by reference to the section entitled, "Item 1—Election of Directors," in the Company's proxy statement for its 2000 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended February 26, 2000. Information regarding the Company's executive officers required by Item 10 is included in Part I of this Annual Report on Form 10-K as permitted by General Instruction G(3) to Form 10-K. Information required by this Item concerning compliance with Section 16(a) of the Securities Act of 1934 is included in the proxy statement under the section entitled "Security Ownership of Certain Beneficial Owners and Management," and such information is incorporated herein by reference.

ITEM 11.
EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated herein by reference to the section entitled "Compensation of Executive Officers and Directors" in the Company's proxy statement for its 2000 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended February 26, 2000.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's proxy statement for its 2000 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulations 14A within 120 days of the Company's fiscal year ended February 26, 2000.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's proxy statement for its 2000 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended February 26, 2000.

PART IV

ITEM 14.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as a part of this Report:
		Page
(1)	Financial Statements:
	Report of Independent Accountants	19
	Consolidated Balance Sheet	20
	Consolidated Statement of Operations	21
	Consolidated Statement of Stockholders' Equity	22
	Consolidated Statement of Cash Flows	23
	Notes to Consolidated Financial Statements	24
(2)	Financial Statement Schedules:
	All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3)	Exhibits

Exhibits		Sequential Page No.
†3.1	Restated Certificate of Incorporation of the Company
†3.2	By-Laws of the Company, as amended
†3.3	Articles of Incorporation of BFI
†3.4	By-laws of BFI
†10.1	1987 Stock Incentive Plan
†10.2	Amendment No. 1 to 1987 Stock Incentive Plan
†10.3	Amendment No. 2 to 1987 Stock Incentive Plan
†10.4	1992 Director Stock Option Plan
†10.5	Braun's Fashions, Inc. Retirement Savings Plan
†10.9	Sublease Agreement by and between Westburne Supply, Inc., United Westburne, Inc. and Braun's Fashions, Inc., dated February 16, 1994
†10.10	Side Agreement between Braun's Fashions, Inc., Westburne Supply, Inc. and United Westburne, Inc. regarding moving expenses dated February 16, 1994
†10.11	Tax Sharing Agreement between Braun's Fashions Corporation and Braun's Fashions, Inc.
†10.12	Registrant's press release dated July 2, 1996 relating to the filing of the Registrant's plan of reorganization.
†10.13	Second Amended Plan of Reorganization dated October 22, 1996 (the Plan of Reorganization").
†10.14	Motion to Approve Technical Amendment to the Plan of Reorganization dated November 19, 1996.
†10.15	Amended and Restated Revolving Credit and Security Agreement dated as of March 15, 1999 between Norwest Bank Minnesota, National Association and Braun's Fashions, Inc. and Braun's Fashions Corporation

†10.16	Indenture dated as of December 2, 1996 by and among Braun's Fashions Corporation, Braun's Fashions, Inc. and Schroder Bank &Trust Company.
†10.17	1997 Stock Incentive Plan
†10.18	Management Succession and Separation Agreement by and between Braun's Fashions Corporation and Nicholas H. Cook dated as of February 26, 1998
†10.19	Management Succession and Separation Agreement by and between Braun's Fashions Corporation and Herbert D. Froemming dated as of February 26, 1998
†10.20	Executive Employment Agreement, dated March 1, 1998, between Braun's Fashions Corporation and William J. Prange.
†10.21	Executive Employment Agreement, dated March 1, 1998, between Braun's Fashions Corporation and Joseph E. Pennington.
†10.22	Executive Employment Agreement, dated March 1, 1998, between Braun's Fashions Corporation and Ralph C. Neal.
†10.23	First Supplemental Indenture dated as of November 9, 1998
†10.24	Amendment No. 1 to 1997 Stock Incentive Plan.
†10.25	1998 Director Stock Option Plan
†10.26	Certificate of Amendment of the Company's restated Certificate of Incorporation dated as of August 16, 1999
†10.27	First Amendment to Amended and Restated Revolving Credit and Security Agreement dated as of September 17, 1999
†10.28	Second Amendment to the Company's 1997 Stock Incentive Plan dated as of July 28, 1999
†10.29	Braun's Fashions Corporation 1999 Execution Loan Program dated as of July 28, 1999
*10.30	Executive Employment Agreement, dated March 1, 2000, between Braun's Fashions Corporation and William J. Prange
*10.31	Executive Employment Agreement, dated March 1, 2000, between Braun's Fashions Corporation and Joseph E. Pennington
*10.32	Executive Employment Agreement, dated January 1, 2000, between Braun's Fashions Corporation and Tammy Leomazzi Boyd
*10.33	Executive Severance Agreement with Respect to Change of Control, dated March 1, 2000, between Braun's Fashions Corporation and Andrew K. Moller
†22.1	Subsidiaries of Company
*23.1	Consent of Independent Accountants
*27	Financial Data Schedule (submitted for SEC use only)

†
Previously filed

*
Filed with this report

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended February 26, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 19, 2000.

BRAUN'S FASHIONS CORPORATION
By:	/s/ WILLIAM J. PRANGE William J. Prange Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. PRANGE William J. Prange	Chairman and Chief Executive Officer (Principal Executive Officer)	May 19, 2000
/s/ JOSEPH E. PENNINGTON Joseph E. Pennington	President and Chief Operating Officer and Director	May 19, 2000
/s/ ANDREW K. MOLLER Andrew K. Moller	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 19, 2000
/s/ NICHOLAS H. COOK Nicholas H. Cook	Director	May 19, 2000
/s/ MARC C. OSTROW Marc C. Ostrow	Director	May 19, 2000
/s/ JAMES J. FULD, JR. James J. Fuld, Jr.	Director	May 19, 2000
/s/ DONALD D. BEELER Donald D. Beeler	Director	May 19, 2000
/s/ LARRY C. BARENBAUM Larry C. Barenbaum	Director	May 19, 2000
/s/ ANNE L. JONES Anne L. Jones	Director	May 19, 2000

QuickLinks

BRAUN'S FASHIONS CORPORATION 2000 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES