Form 10-Q
period 2000-05-27
BRAUNS FASHIONS CORP
filed 2000-07-11
CIK 883943

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 27, 2000

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

(763) 551-5000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /x/  No / /

    As of June 30, 2000, on a split adjusted basis (effective July 11, 2000), 10,246,328 shares of the registrant's common stock were outstanding.

BRAUN'S FASHIONS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

PART I
FINANCIAL INFORMATION

BRAUN'S FASHIONS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET

	May 27, 2000	February 26, 2000	May 29, 1999
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,098,968	$22,685,876	$9,186,250
Accounts receivable	1,679,925	1,170,927	1,635,192
Merchandise inventory	12,462,762	11,421,417	12,158,298
Prepaid expenses	1,241,965	1,314,733	1,190,579
Current deferred tax asset	697,907	697,907	275,493

Total current assets	38,181,527	37,290,860	24,445,812
Equipment and improvements, net	20,911,091	19,780,675	14,810,748
Other assets:
Long-term deferred tax asset	1,629,813	1,629,813	1,468,101
Other	24,114	17,296	188,076

Total other assets	1,653,927	1,647,109	1,656,177

Total assets	$60,746,545	$58,718,644	$40,912,737

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,075,236	$2,650,116	$2,312,401
Accrued liabilities	6,946,950	10,190,225	4,745,715
Current maturities of long-term debt	97,999	169,410	277,419
Income taxes payable	3,010,835	2,180,804	1,191,555

Total current liabilities	12,131,020	15,190,555	8,527,090
Long-term liabilities:
Long-term debt	5,091,354	5,053,359	5,038,898
Accrued rent obligation	1,116,433	1,089,899	1,084,022

Total long-term liabilities	6,207,787	6,143,258	6,122,920
Stockholders' equity:
Preferred stock-$0.01 par value, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock-$0.01 par value, 14,000,000 shares authorized; 10,205,078, 10,122,954 and 9,796,262 shares issued and outstanding at May 27, 2000, February 26, 2000 and May 29, 1999, respectively	110,331	109,511	106,243
Additional paid-in capital	30,777,017	30,531,715	29,257,982
Retained earnings	14,984,830	10,088,048	73,463

	45,872,178	40,729,274	29,437,688
Common stock held in treasury, 828,000 shares at cost	(2,999,961)	(2,999,961)	(2,999,961)
Common stock subscriptions receivable	(464,479)	(344,482)	(175,000)

Total stockholders' equity	42,407,738	37,384,831	26,262,727

Total liabilities and stockholders' equity	$60,746,545	$58,718,644	$40,912,737

See accompanying notes to unaudited consolidated condensed financial statements.

BRAUN'S FASHIONS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF INCOME

(Unaudited)

	Quarter Ended
	May 27, 2000	May 29, 1999

Net sales	$42,336,036	$29,205,538
Cost of sales:
Merchandise, buying and occupancy	23,916,226	18,869,330

Gross profit	18,419,810	10,336,208
Selling, general and administrative	9,521,841	7,109,368
Depreciation and amortization	1,025,525	724,906

Operating income	7,872,444	2,501,934
Interest (income) expense, net	(155,068)	29,476

Income before income taxes	8,027,512	2,472,458
Income tax provision	3,130,730	951,896

Net income	$4,896,782	$1,520,562

Basic earnings per common share:
Net income	$0.48	$0.16

Basic shares outstanding	10,197,953	9,795,014

Diluted earnings per common share:
Net income	$0.44	$0.15

Diluted shares outstanding	11,089,436	10,104,584

See accompanying notes to unaudited consolidated condensed financial statements.

BRAUN'S FASHIONS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Quarter Ended
	May 27, 2000	May 29, 1999
Cash flows from operating activities:
Net income	$4,896,782	$1,520,562
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,025,525	724,906
Loss on disposals of equipment	35,471	46,228
Increase in accrued rent obligation	26,534	11,432
Changes in operating assets and liabilities:
Increase in merchandise inventory, prepaid expenses, receivables and other assets	(1,484,393)	(2,398,806)
Decrease in accounts payable, accrued liabilities and income taxes payable	(2,988,124)	(662,393)

Net cash provided by (used in) operating activities	1,511,795	(758,071)
Cash flows from investing activities:
Purchase of equipment and improvements	(2,191,412)	(2,626,918)

Net cash used in investing activities	(2,191,412)	(2,626,918)
Cash flows from financing activities:
Principal payments on long-term debt	(71,411)	(65,752)
Interest on 12% Senior Notes added to principal	37,995	36,873
Exercise of stock options and related income tax benefit	246,122	12,399
Common stock subscriptions receivable	(119,997)	—

Net cash provided by (used in) financing activities	92,709	(16,480)

Net decrease in cash and cash equivalents	(586,908)	(3,401,469)
Cash and cash equivalents at beginning of year	22,685,876	12,587,719

Cash and cash equivalents at end of period	$22,098,968	$9,186,250

See accompanying notes to unaudited consolidated condensed financial statements.

BRAUN'S FASHIONS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

    The financial statements included in this Form 10-Q have been prepared by Braun's Fashions Corporation and subsidiary (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 2000.

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

NOTE 2—NAME CHANGE

    In May 2000, the Company announced that its Board of Directors authorized a change in the Company name from Braun's Fashions Corporation to Christopher & Banks Corporation. The name change will be presented for approval at the annual meeting of shareholders on July 26, 2000.

NOTE 3—STOCK SPLITS

    In November 1999, the Company's Board of Directors approved a 3-for-2 stock split in the form of a stock dividend on the Company's outstanding common stock. The stock dividend was distributed on December 14, 1999 to stockholders of record as of November 30, 1999.

    In May 2000, the Company's Board of Directors approved a second 3-for-2 stock split in the form of a stock dividend. The stock dividend will be distributed on July 11, 2000 to stockholders of record as of June 27, 2000.

    Share and per share data for all periods presented have been restated to reflect both stock dividends.

NOTE 4—NET INCOME PER SHARE

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

    The following is a reconciliation of the number of shares (denominator) and per share amounts used in the basic and diluted EPS computations:

	Quarter Ended
	May 27, 2000		May 29, 1999
	Shares	Net Income	Shares	Net Income
Basic EPS	10,197,953	$0.48	9,795,014	$0.16
Effect of dilutive stock options	891,483	(0.04)	309,570	(0.01)

Diluted EPS	11,089,436	$0.44	10,104,584	$0.15

NOTE 5—COMPREHENSIVE INCOME

    There were no other comprehensive income (loss) items in the quarters ended May 27, 2000 and May 29, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    Braun's Fashions Corporation is a Minneapolis-based retailer of women's specialty apparel, which operates through its wholly-owned subsidiary, Braun's Fashions, Inc. As of June 30, 2000, the Company operated 243 stores in 27 states under the names Christopher & Banks and Braun's, primarily in the northern half of the United States. The Company's stores offer coordinated assortments of exclusively designed sportswear, sweaters, and dresses.

    In January 2000, the Company announced it will open stores catering to the women's large size market. The Company plans to open approximately 20 stores in Fall 2000 under the name C.J. Banks. The first new stores will open primarily in Midwest markets in malls where the Company already operates a Christopher & Banks store. The merchandise offerings at C.J. Banks stores will be designed for women who wear sizes 14W to 24W. Product offerings will feature casual sportswear similar to merchandise sold at the Company's Christopher & Banks stores.

    In the first quarter of fiscal 2001, the Company opened 19 new Christopher & Banks stores and converted eight existing Braun's stores to the Christopher & Banks name. As a result, at May 27, 2000, 83 of the Company's 242 stores operated under the Christopher & Banks name. During the remainder of fiscal 2001, the Company plans to open approximately 16 additional new Christopher & Banks stores. With additional remodels and name changes, the Company plans to operate approximately 50% of its stores under the Christopher & Banks name by the end of fiscal 2001. By December 2002, the Company plans to convert substantially all remaining Braun's stores to the Christopher & Banks name.

    In May 2000, the Company announced that its Board of Directors authorized a change in the Company name from Braun's Fashions Corporation to Christopher & Banks Corporation. The name change will be presented for approval at the Company's annual meeting of shareholders on July 26, 2000. If the name change is approved by shareholders, the Company's new Nasdaq stock market ticker symbol will be "CHBS". The Company's stores exclusively feature Christopher & Banks merchandise and management believes that changing the Company name will allow the Company to more closely identify itself with the Christopher & Banks brand.

Results of Operations

    The following table sets forth, for the periods indicated, certain items from the Company's statement of income expressed as a percentage of net sales.

	Quarter Ended
	May 27, 2000	May 29, 1999
Net sales	100.0%	100.0%
Merchandise, buying and occupancy	56.5	64.6

Gross profit	43.5	35.4
Selling, general and administrative	22.5	24.3
Depreciation and amortization	2.4	2.5

Operating income	18.6	8.6
Interest (income) expense, net	(0.4)	0.1

Income before income taxes	19.0	8.5
Income tax provision	7.4	3.3

Net income	11.6%	5.2%

QUARTER ENDED MAY 27, 2000 COMPARED TO QUARTER ENDED MAY 29, 1999

    Net Sales.  Net sales for the quarter ended May 27, 2000 were $42.3 million, an increase of 45% from $29.2 million for the quarter ended May 29, 1999. The increase in sales was attributable to a 21% increase in same-store sales combined with an increase in the number of stores operated by the Company. The Company operated 242 stores at May 27, 2000 compared to 200 at May 29, 1999.

    Gross Profit.  Gross profit, which is net sales less cost of merchandise, buying and occupancy expenses, was $18.4 million, or 43.5% of net sales, during the first quarter of fiscal 2001 compared to $10.3 million or 35.4% of net sales during the same period in fiscal 2000. The increase in gross margin as a percent of net sales was primarily due to improved merchandise margins resulting from increased sales of merchandise at regular prices combined with higher initial mark-ups. In addition, approximately 70 basis points of the increase in gross margin resulted from leveraging of occupancy expenses as a result of increased sales.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first quarter of fiscal 2001 were $9.5 million or 22.5% of net sales compared to $7.1 million or 24.3% of net sales in the first quarter of fiscal 2000. The decrease as a percent of net sales was primarily the result of leveraging of salary expense associated with increased sales and reduced direct mail costs due to eliminating a promotional preferred customer event.

    Operating Income.  Operating income for the quarter ended May 27, 2000 was $7.9 million, or 18.6% of net sales, compared to operating income of $2.5 million, or 8.6% of net sales, in the quarter ended May 29, 1999.

    Interest (Income) Expense, Net.  For the quarter ended May 27, 2000 net interest income was $155,068 compared to net interest expense of $29,476 for the quarter ended May 29, 1999. The difference was primarily due to increased interest income resulting from a higher cash balance and higher interest rates earned on short term investments during the first quarter of fiscal 2001.

    Income Taxes.  Income tax expense in the first quarter of fiscal 2001 was $3.1 million compared to $951,896 in the first quarter of fiscal 2000.

    Net Income.  As a result of the foregoing factors, net income for the quarter ended May 27, 2000 was $4.9 million, or 11.6% of net sales, compared to $1.5 million, or 5.2% of net sales, for the quarter ended May 29, 1999.

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

    Net cash provided by operating activities totaled $1.5 million for the first three months of fiscal 2001. Cash was also used to finance $2.2 million of capital expenditures to open new stores and to substantially complete five major store remodelings. During the remainder of the fiscal year, the Company intends to spend approximately $12 million on additional capital expenditures. The Company plans to open approximately 16 additional new Christopher & Banks stores and 20 new C.J. Banks stores, to complete six major store remodels and to make various expenditures for its headquarters facility. Management also anticipates that a portion of the $12 million in planned capital expenditures will relate to stores expected to open in March 2001. The Company expects its cash on hand combined with cash flow from operations to be sufficient to meet its capital expenditure, working capital, and other requirements for liquidity during the remainder of the year.

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

    Loans under the Norwest Revolver bear interest at Norwest's base rate (9.5% as of June 23, 2000) plus 0.25%. Interest is payable monthly in arrears. The Norwest Revolver carries a facility fee of 0.25% on the unused portion of the Norwest Revolver as defined in the Norwest Revolver. This facility is secured by substantially all of the Company's assets. The borrowing base at June 30, 2000, was $10.0 million. As of June 30, 2000, the Company had no borrowings and outstanding letters of credit in the amount of $5.6 million under the Norwest Revolver. Accordingly, the availability of revolving credit loans under the Norwest Revolver was $4.4 million at that date.

    The Norwest Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness, limitations on certain types of investments and prohibitions on paying dividends, as well as requiring the maintenance of certain financial ratios. As of May 27, 2000, the most recent measurement date, the Company was in compliance with all covenants of the Norwest Revolver.

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

    The Senior Notes are general unsecured senior obligations of the Company. The Indenture for the Senior Notes (the "Indenture") contains certain covenants which, among other things, limit the ability of the Company to incur liens and additional indebtedness. As of May 27, 2000, the most recent measurement date, the Company was in compliance with all covenants of the Indenture.

    In fiscal 1999 and fiscal 1998, the Company repurchased $4,676,000 and $1,033,000, respectively, of principal face amount of its Senior Notes at a discount from par. These purchases satisfied all of the annual mandatory redemption requirements through January 1, 2004, leaving no additional mandatory payments due until maturity on January 1, 2005.

Quarterly Results and Seasonality

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

Inflation

    Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the quarters ended May 27, 2000 and May 29, 1999.

Forward Looking Information and Risk

    Information contained in this Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "plan", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: consumers' spending and debt levels; the Company's ability to execute its business plan; the Company's ability to open new stores on favorable terms and the timing of such store openings; the acceptance of the Company's merchandising strategies by its target customers; the ability of the Company to anticipate marketing trends and consumer needs; the execution by management and acceptance by consumers of the Company's C.J. Banks concept; the loss of one or more of the Company's key executives; continuity of a relationship with or purchases from major vendors, particularly those from whom the Company imports merchandise; competitive pressures on sales and pricing; increases in other costs which cannot be recovered through improved pricing of merchandise; and the adverse effect of weather conditions from time to time on consumers' ability or desire to purchase new clothing.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the first quarter of fiscal 2001.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit
Exhibit 27— Financial Data Schedules (submitted for SEC use only)

    (b) Reports on Form 8-K
None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 7, 2000

BRAUN'S FASHIONS CORPORATION
By:	/s/ ANDREW K. MOLLER Andrew K. Moller Senior Vice President and Chief Financial Officer Signing on behalf of the Registrant and as principal financial officer.

QuickLinks

BRAUN'S FASHIONS CORPORATION FORM 10-Q QUARTERLY REPORT INDEX
PART I FINANCIAL INFORMATION
BRAUN'S FASHIONS CORPORATION CONSOLIDATED CONDENSED BALANCE SHEET
BRAUN'S FASHIONS CORPORATION CONSOLIDATED CONDENSED STATEMENT OF INCOME (Unaudited)
BRAUN'S FASHIONS CORPORATION CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
QUARTER ENDED MAY 27, 2000 COMPARED TO QUARTER ENDED MAY 29, 1999
SIGNATURES