Form 10-Q
period 2000-08-26
CHRISTOPHER & BANKS CORP
filed 2000-10-06
CIK 883943

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 26, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission File No. 0-19972

CHRISTOPHER & BANKS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06 - 1195422 (I.R.S. Employer Identification Number)

2400 Xenium Lane North, Plymouth, Minnesota
(Address of principal executive offices)

55441
(Zip Code)

(763) 551-5000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES /x/  NO / /

    As of September 22, 2000, 10,473,298 shares of the registrant's common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION
FORM 10-Q QUARTERLY REPORT
INDEX

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET

	August 26, 2000	February 26, 2000	August 28, 1999
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,022,680	$22,685,876	$7,101,236
Accounts receivable	2,294,759	1,170,927	1,342,568
Merchandise inventory	15,356,026	11,421,417	12,855,215
Prepaid expenses	1,664,910	1,314,733	1,189,169
Prepaid income taxes	1,060,784	—	346,823
Current deferred tax asset	697,907	697,907	275,493

Total current assets	39,097,066	37,290,860	23,110,504
Equipment and improvements, net	24,720,814	19,780,675	15,961,031
Other assets:
Long-term deferred tax asset	1,629,813	1,629,813	1,468,101
Other	25,248	17,296	155,901

Total other assets	1,655,061	1,647,109	1,624,002

Total assets	$65,472,941	$58,718,644	$40,695,537

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,975,101	$2,650,116	$2,227,144
Accrued liabilities	8,805,318	10,190,225	4,743,762
Current maturities of long-term debt	24,885	169,410	283,370
Income taxes payable	—	2,180,804	—

Total current liabilities	11,805,304	15,190,555	7,254,276
Long-term liabilities:
Long-term debt	5,129,635	5,053,359	5,002,936
Accrued rent obligation	1,145,780	1,089,899	1,091,326

Total long-term liabilities	6,275,415	6,143,258	6,094,262
Stockholders' equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock—$0.01 par value, 29,000,000 shares authorized; 10,377,673, 10,122,954 and 9,881,904 shares issued and outstanding at August 26, 2000, February 26, 2000 and August 28, 1999, respectively	112,056	109,511	107,100
Additional paid-in capital	31,550,664	30,531,715	29,404,802
Retained earnings	19,178,942	10,088,048	910,058

	50,841,662	40,729,274	30,421,960
Common stock held in treasury, 828,000 shares at cost	(2,999,961)	(2,999,961)	(2,999,961)
Common stock subscriptions receivable	(449,479)	(344,482)	(75,000)

Total stockholders' equity	47,392,222	37,384,831	27,346,999

Total liabilities and stockholders' equity	$65,472,941	$58,718,644	$40,695,537

See accompanying notes to unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended
	August 26, 2000	August 28, 1999
Net sales	$41,548,413	$29,207,456
Cost of sales:
Merchandise, buying and occupancy	23,817,336	19,606,685

Gross profit	17,731,077	9,600,771
Selling, general and administrative	9,956,487	7,360,751
Depreciation and amortization	1,089,774	810,224

Operating income	6,684,816	1,429,796
Interest (income) expense, net	(190,778)	69,479

Income before income taxes	6,875,594	1,360,317
Income tax provision	2,681,482	523,722

Net income	$4,194,112	$836,595

Basic earnings per common share:
Net income	$0.41	$0.08

Basic shares outstanding	10,307,201	9,848,406

Diluted earnings per common share:
Net income	$0.37	$0.08

Diluted shares outstanding	11,320,867	10,493,913

See accompanying notes to unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF INCOME
(Unaudited)

	Two Quarters Ended
	August 26, 2000	August 28, 1999
Net sales	$83,884,449	$58,412,994
Cost of sales:
Merchandise, buying and occupancy	47,733,562	38,476,015

Gross profit	36,150,887	19,936,979
Selling, general and administrative	19,478,328	14,470,119
Depreciation and amortization	2,115,299	1,535,130

Operating income	14,557,260	3,931,730
Interest (income) expense, net	(345,846)	98,955

Income before income taxes	14,903,106	3,832,775
Income tax provision	5,812,212	1,475,618

Net income	$9,090,894	$2,357,157

Basic earnings per common share:
Net income	$0.89	$0.24

Basic shares outstanding	10,252,577	9,821,709

Diluted earnings per common share:
Net income	$0.81	$0.23

Diluted shares outstanding	11,205,151	10,299,249

See accompanying notes to unaudited consolidated condensed financial statements

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Two Quarters Ended
	August 26, 2000	August 28, 1999
Cash flows from operating activities:
Net income	$9,090,894	$2,357,157
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,115,299	1,535,130
Loss on disposals of equipment	31,640	66,840
Increase in accrued rent obligation	55,881	18,736
Changes in operating assets and liabilities:
Increase in merchandise inventory, prepaid expenses, receivables and other assets	(6,477,354)	(3,116,337)
Decrease in accounts payable, accrued liabilities and income taxes payable	(3,240,726)	(1,941,158)

Net cash provided by (used in) operating activities	1,575,634	(1,079,632)
Cash flows from investing activities:
Purchase of equipment and improvements	(7,097,508)	(4,608,037)
Proceeds from sale of equipment	10,430	—

Net cash used in investing activities	(7,087,078)	(4,608,037)
Cash flows from financing activities:
Principal payments on long-term debt	(144,525)	(132,914)
Interest on 12% Senior Notes added to principal	76,276	74,024
Exercise of stock options and related income tax benefit	1,021,494	160,076
Common stock subscriptions receivable	(104,997)	100,000

Net cash provided by financing activities	848,248	201,186

Net decrease in cash and cash equivalents	(4,663,196)	(5,486,483)
Cash and cash equivalents at beginning of year	22,685,876	12,587,719

Cash and cash equivalents at end of period	$18,022,680	$7,101,236

See accompanying notes to unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

    The financial statements included in this Form 10-Q have been prepared by Christopher & Banks Corporation, formerly Braun's Fashions Corporation, and subsidiary (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended February 26, 2000.

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

NOTE 2—COMPANY NAME CHANGE

    On July 26, 2000, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to change the Company name from Braun's Fashions Corporation to Christopher & Banks Corporation. The name change became effective immediately upon shareholder approval.

NOTE 3—STOCK SPLITS

    In November 1999, the Company's Board of Directors approved a 3-for-2 stock split in the form of a stock dividend on the Company's outstanding common stock. The record date was November 30, 1999 and the stock dividend was distributed on December 14, 1999.

    In May 2000, the Company's Board of Directors approved another 3-for-2 stock split in the form of a stock dividend. The record date was June 27, 2000 and the stock dividend was distributed on July 11, 2000.

    Share and per share data for all periods presented have been restated to reflect both stock splits.

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

    The following is a reconciliation of the number of shares (denominator) and per share amounts used in the basic and diluted EPS computations:

	Quarter Ended
	August 26, 2000		August 28, 1999
	Shares	Net Income	Shares	Net Income
Basic EPS	10,307,201	$0.41	9,848,406	$0.08
Effect of dilutive stock options	1,013,666	(0.04)	645,507	(0.00)

Diluted EPS	11,320,867	$0.37	10,493,913	$0.08

	Two Quarters Ended
	August 26, 2000		August 28, 1999
	Shares	Net Income	Shares	Net Income
Basic EPS	10,252,577	$0.89	9,821,709	$0.24
Effect of dilutive stock options	952,574	(0.08)	477,540	(0.01)

Diluted EPS	11,205,151	$0.81	10,299,249	$0.23

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    Christopher & Banks Corporation, formerly Braun's Fashions Corporation, is a Minneapolis-based retailer of women's specialty apparel, which operates through its wholly-owned subsidiary, Christopher & Banks, Inc. As of September 22, 2000, the Company operated 262 stores in 27 states under the names Christopher & Banks, Brauns and C.J. Banks, primarily in the northern half of the United States. The Company's stores offer coordinated assortments of exclusively designed sportswear, sweaters, and dresses.

    On July 26, 2000, the Company's shareholders approved a change in the Company name from Braun's Fashions Corporation to Christopher & Banks Corporation. As of September 22, 2000, the Company operated 121 Christopher & Banks stores, 127 Brauns stores and 14 C.J. Banks stores. The Company plans to operate more than half of its stores as Christopher & Banks by the end of fiscal 2001. In addition, the Company anticipates all remaining Braun's stores will be converted to Christopher & Banks by December 2002. Effective July 28, 2000, the Company's stock began trading under the ticker symbol "CHBS" on the Nasdaq Stock Market.

    The Company opened 22 new Christopher & Banks stores in the first two quarters of fiscal 2001 and plans to open 11 additional Christopher & Banks stores by the end of fiscal 2001. The Company anticipates it will open approximately 40 new Christopher & Banks stores in fiscal 2002.

    In the second quarter of fiscal 2001, the Company opened nine C.J. Banks stores. These stores cater to the casual wardrobing needs of 35 to 55 year old women who wear sizes 14W to 24W. As of September 22, 2000, the Company operated 14 C.J. Banks stores. The Company plans to open six additional C.J. Banks stores during the remainder of fiscal 2001 and approximately 40 new C.J. Banks stores in fiscal 2002.

Results of Operations

    The following table sets forth, for the periods indicated, certain items from the Company's statement of income expressed as a percentage of net sales.

	Quarter Ended		Two Quarters Ended
	August 26, 2000	August 28, 1999	August 26, 2000	August 28, 1999
Net sales	100.0%	100.0%	100.0%	100.0%
Merchandise, buying and occupancy	57.3	67.1	56.9	65.9

Gross profit	42.7	32.9	43.1	34.1
Selling, general and administrative	24.0	25.2	23.2	24.8
Depreciation and amortization	2.6	2.8	2.5	2.6

Operating income	16.1	4.9	17.4	6.7
Interest (income) expense, net	(0.5)	0.2	(0.3)	0.2

Income before income taxes	16.6	4.7	17.7	6.5
Income tax provision	6.5	1.8	6.9	2.5

Net income	10.1%	2.9%	10.8%	4.0%

QUARTER ENDED AUGUST 26, 2000 COMPARED TO QUARTER ENDED AUGUST 28, 1999

    Net Sales.  Net sales for the quarter ended August 26, 2000 were $41.5 million, an increase of 42% from $29.2 million for the quarter ended August 28, 1999. The increase in sales was attributable to a 21% increase in same-store sales combined with an increase in the number of stores operated by the Company. The Company operated 252 stores at August 26, 2000 compared to 210 at August 28, 1999.

    Gross Profit.  Gross profit, which is net sales less cost of merchandise, buying and occupancy expenses, was $17.7 million, or 42.7% of net sales, during the second quarter of fiscal 2001 compared to $9.6 million or 32.9% of net sales during the same period in fiscal 2000. The increase in gross margin as a percent of net sales was primarily due to improved merchandise margins resulting from increased sales of merchandise at regular prices. In addition, approximately 120 basis points of the 980 basis point increase in gross margin resulted from leveraging of occupancy expenses as a result of increased sales.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the second quarter of fiscal 2001 were $10.0 million or 24.0% of net sales compared to $7.4 million or 25.2% of net sales in the second quarter of fiscal 2000. The decrease as a percent of net sales was primarily the result of leveraging of salary expense associated with increased sales.

    Operating Income.  As a result of the foregoing factors, operating income for the quarter ended August 26, 2000 was $6.7 million, or 16.1% of net sales, compared to operating income of $1.4 million, or 4.9% of net sales, in the quarter ended August 28, 1999.

    Interest (Income) Expense, Net.  For the quarter ended August 26, 2000 net interest income was $190,778 compared to net interest expense of $69,479 for the quarter ended August 28, 1999. The difference was primarily due to increased interest income resulting from a higher cash balance and higher interest rates earned on short-term investments during the second quarter of fiscal 2001.

    Income Taxes.  Income tax expense in the second quarter of fiscal 2001 was $2.7 million with an effective tax rate of 39.0% compared to $523,722 with an effective tax rate of 38.5% in the second quarter of fiscal 2000.

    Net Income.  As a result of the foregoing factors, net income for the quarter ended August 26, 2000 was $4.2 million, or 10.1% of net sales, compared to $836,595, or 2.9% of net sales, for the quarter ended August 28, 1999.

TWO QUARTERS ENDED AUGUST 26, 2000 COMPARED TO TWO QUARTERS ENDED
AUGUST 28, 1999

    Net Sales.  Net sales for the two quarters ended August 26, 2000 were $83.9 million, an increase of 44% from $58.4 million for the two quarters ended August 28, 1999. The increase in sales was attributable to a 21% increase in same-store sales combined with an increase in the number of stores operated by the Company. The Company operated 252 stores at August 26, 2000 compared to 210 at August 28, 1999.

    Gross Profit.  Gross profit, which is net sales less cost of merchandise, buying and occupancy expenses, was $36.2 million, or 43.1% of net sales, during the first half of fiscal 2001 compared to $19.9 million or 34.1% of net sales during the same period in fiscal 2000. The increase in gross margin as a percent of net sales was primarily due to improved merchandise margins resulting from increased sales of merchandise at regular prices. In addition, approximately 100 basis points of the 900 basis point increase in gross margin resulted from leveraging of occupancy expenses as a result of increased sales.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first half of fiscal 2001 were $19.5 million or 23.2% of net sales compared to $14.5 million or 24.8% of net sales in the first half of fiscal 2000. The decrease as a percent of net sales was primarily the result of leveraging of salary expense associated with increased sales.

    Operating Income.  As a result of the foregoing factors, operating income for the two quarters ended August 26, 2000 was $14.6 million, or 17.4% of net sales, compared to operating income of $3.9 million, or 6.7% of net sales, in the two quarters ended August 28, 1999.

    Interest (Income) Expense, Net.  For the two quarters ended August 26, 2000 net interest income was $345,846 compared to net interest expense of $98,955 for the two quarters ended August 28, 1999. The difference was primarily due to increased interest income resulting from a higher cash balance and higher interest rates earned on short term investments during the first half of fiscal 2001.

    Income Taxes.  Income tax expense in the first half of fiscal 2001 was $5.8 million with an effective tax rate of 39.0% compared to $1.5 million with an effective tax rate of 38.5% in the first half of fiscal 2000.

    Net Income.  As a result of the foregoing factors, net income for the two quarters ended August 26, 2000 was $9.1 million, or 10.8% of net sales, compared to $2.4 million, or 4.0% of net sales, for the quarter ended August 28, 1999.

Liquidity and Capital Resources

    The Company's principal on-going cash requirements are to finance the construction of new stores and the remodeling of certain existing stores, to purchase merchandise inventory and to fund other working capital requirements. Merchandise purchases vary on a seasonal basis, peaking in the fall. As a result, the Company's cash requirements historically reach their peak in October and November. Conversely, cash balances reach their peak in January, after the holiday season is completed.

    Net cash provided by operating activities totaled $1.6 million for the first six months of fiscal 2001. Cash was used to finance $7.1 million of capital expenditures to open new stores and to substantially complete seven major store remodelings. Financing activities, primarily the exercise of stock options, provided net cash of $848,248. As a result of the foregoing, cash decreased by $4.7 million in the first half of fiscal 2001. During the remainder of the fiscal year, the Company intends to spend approximately $7 million on additional capital expenditures. In the third quarter, the Company plans to open 11 additional new Christopher & Banks stores and 11 new C.J. Banks stores. The Company also plans to complete three major store remodels and to make various expenditures for its headquarters facility including enhancements to the merchandise handling system at its distribution center. Management also anticipates that a portion of the $7 million in planned capital expenditures will relate to stores expected to open in March 2001. In fiscal 2002, the Company anticipates it will spend approximately $22 million, net of construction allowances, to open up to 40 new Christopher & Banks stores and 40 new C.J. Banks stores, to complete 15 major store remodelings and to make other various capital expenditures including an estimated $5 million for new point-of-sale hardware and software for all the Company's new and existing stores. The Company expects its cash on hand combined with cash flow from operations to be sufficient to meet its anticipated capital expenditure, working capital, and other requirements for liquidity during the remainder of fiscal 2001 and all of fiscal 2002.

    In March 1999, the Company entered into an Amended and Restated Revolving Credit and Security agreement with Wells Fargo Bank, National Association, formerly Norwest Bank Minnesota, National Association, (the "Wells Fargo Revolver") which expires on June 30, 2002. The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit up to $12 million, subject to a borrowing base formula tied to inventory levels.

    Loans under the Wells Fargo Revolver bear interest at Wells Fargo's base rate (9.5% as of September 22, 2000) plus 0.25%. Interest is payable monthly in arrears. The Wells Fargo Revolver carries a facility fee of 0.25% on the unused portion of the Wells Fargo Revolver as defined in the Wells Fargo Revolver. This facility is collateralized by substantially all of the Company's assets. The borrowing base at September 22, 2000, was $12.0 million. As of September 22, 2000, the Company had no borrowings and outstanding letters of credit in the amount of $6.0 million under the Wells Fargo Revolver. Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $6.0 million at that date.

    The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness, limitations on certain types of investments and prohibitions on paying dividends, as well as requiring the maintenance of certain financial ratios. As of August 26, 2000, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

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

    The Senior Notes are general unsecured senior obligations of the Company. The Indenture for the Senior Notes (the "Indenture") contains certain covenants which, among other things, limit the ability of the Company to incur liens and additional indebtedness. As of August 26, 2000, the most recent measurement date, the Company was in compliance with all covenants of the Indenture.

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

Inflation

    Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the quarters ended August 26, 2000 and August 28, 1999.

Forward Looking Information and Risk

    Information contained in this Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "plan", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: consumers' spending and debt levels; the Company's ability to execute its business plan including the successful expansion of its Christopher & Banks and C.J. Banks concepts; the Company's ability to open new stores on favorable terms and the timing of such store openings; the acceptance of the Company's merchandising strategies by its target customers; the ability of the Company to anticipate marketing trends and consumer needs; the loss of one or more of the Company's key executives; continuity of a relationship with or purchases from major vendors, particularly those from whom the Company imports merchandise; competitive pressures on sales and pricing; increases in other costs which cannot be recovered through improved pricing of merchandise; and the adverse effect of weather conditions from time to time on consumers' ability or desire to purchase new clothing.

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

ITEM 4.
SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

    The Company held its annual meeting of shareholders on July 26, 2000, in Minneapolis, Minnesota. The company solicited proxies and filed definitive proxy statements with the Commission pursuant to Regulation 14A. The matters voted upon and the votes cast at the meeting were as follows:

Item 1.	Election of two Class 3 Directors to serve on the Board of Directors for a term of three years and to ratify the appointment of one Class 1 Director and one Class 2 Director to serve for a term of one and two years, respectively:
Vote
	For	Withheld
Class 3—William J. Prange	4,478,635	846,795
Class 3—James J. Fuld, Jr.	5,102,925	222,505
Class 1—Anne L. Jones	5,117,156	208,274
Class 2—Joseph E. Pennington	5,118,350	207,080

    Other individuals whose term of office as a director continued after the meeting included Marc C. Ostrow, Larry C. Barenbaum, Donald D. Beeler and Nicholas H. Cook.

Item 2.	To approve an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's capital stock from 15,000,000 to 30,000,000:
Vote
For	Against	Abstain	Broker Non-Vote
4,862,524	428,790	34,116	0
Item 3.	Proposal to amend and restate the Company's Certificate of Incorporation in order to change the name of the Company from Braun's Fashions Corporation to Christopher & Banks Corporation:
Vote
For	Against	Abstain	Broker Non-Vote
5,289,747	10,223	25,460	0
Item 4.	Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the Company's current fiscal year:
Vote
For	Against	Abstain	Broker Non-Vote
5,298,530	4,172	22,728	0

ITEM 5.
OTHER INFORMATION

    None.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
	10.35	—	Executive Employment Agreement, dated March 1, 2000, between Christopher & Banks Corporation and Ralph C. Neal.
	27	—	Financial Data Schedules (submitted for SEC use only)
(b)	Reports on Form 8-K
None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 5, 2000

CHRISTOPHER & BANKS CORPORATION
By	/s/ ANDREW K. MOLLER Andrew K. Moller Senior Vice President and Chief Financial Officer
Signing on behalf of the Registrant and as principal financial officer.

QuickLinks

CHRISTOPHER & BANKS CORPORATION FORM 10-Q QUARTERLY REPORT INDEX
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUARTER ENDED AUGUST 26, 2000 COMPARED TO QUARTER ENDED AUGUST 28, 1999
TWO QUARTERS ENDED AUGUST 26, 2000 COMPARED TO TWO QUARTERS ENDED AUGUST 28, 1999
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART II.
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES