Form 10-Q
period 2000-11-25
CHRISTOPHER & BANKS CORP
filed 2001-01-09
CIK 883943

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /x/  No / /

    As of December 29, 2000, 10,493,623 shares of the registrant's common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION
FORM 10-Q QUARTERLY REPORT
INDEX

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET

	November 25, 2000	February 26, 2000	November 27, 1999
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,216,830	$22,685,876	$8,935,791
Accounts receivable	3,647,861	1,170,927	2,364,929
Merchandise inventory	22,405,718	11,421,417	15,681,696
Prepaid expenses	1,983,824	1,314,733	1,118,768
Current deferred tax asset	697,907	697,907	275,493

Total current assets	46,952,140	37,290,860	28,376,677
Equipment and improvements, net	27,286,083	19,780,675	17,382,556
Other assets:
Long-term deferred tax asset	1,629,813	1,629,813	1,468,101
Other	31,005	17,296	410,431

Total other assets	1,660,818	1,647,109	1,878,532

Total assets	$75,899,041	$58,718,644	$47,637,765

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,951,472	$2,650,116	$1,627,928
Accrued liabilities	10,258,610	10,190,225	6,426,679
Current maturities of long-term debt	24,885	169,410	239,485
Income taxes payable	1,223,161	2,180,804	1,750,460

Total current liabilities	13,458,128	15,190,555	10,044,552
Long-term liabilities:
Long-term debt	5,168,204	5,053,359	5,015,648
Accrued rent obligation	1,173,442	1,089,899	1,103,010

Total long-term liabilities	6,341,646	6,143,258	6,118,658
Stockholders' equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock—$0.01 par value, 29,000,000 shares authorized; 10,493,623, 10,122,954 and 10,025,004 shares issued and outstanding at November 25, 2000, February 26, 2000 and November 27, 1999, respectively	113,216	109,511	108,530
Additional paid-in capital	32,231,112	30,531,715	29,810,127
Retained earnings	27,115,942	10,088,048	4,830,341

	59,460,270	40,729,274	34,748,998
Common stock held in treasury, 828,000 shares at cost	(2,999,961)	(2,999,961)	(2,999,961)
Common stock subscriptions receivable	(361,042)	(344,482)	(274,482)

Total stockholders' equity	56,099,267	37,384,831	31,474,555

Total liabilities and stockholders' equity	$75,899,041	$58,718,644	$47,637,765

See accompanying notes to unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF INCOME

(Unaudited)

	Quarter Ended
	November 25, 2000	November 27, 1999
Net sales	$57,261,694	$39,803,720
Cost of sales:
Merchandise, buying and occupancy	31,130,547	24,122,363

Gross profit	26,131,147	15,681,357
Selling, general and administrative	11,929,353	8,331,646
Depreciation and amortization	1,301,891	889,436

Operating income	12,899,903	6,460,275
Interest (income) expense, net	(111,571)	85,831

Income before income taxes	13,011,474	6,374,444
Income tax provision	5,074,474	2,454,161

Net income	$7,937,000	$3,920,283

Basic earnings per common share:
Net income	$0.76	$0.39

Basic shares outstanding	10,486,848	9,939,903

Diluted earnings per common share:
Net income	$0.69	$0.37

Diluted shares outstanding	11,529,210	10,645,017

See accompanying notes to unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF INCOME

(Unaudited)

	Three Quarters Ended
	November 25, 2000	November 27, 1999
Net sales	$141,146,143	$98,216,714
Cost of sales:
Merchandise, buying and occupancy	78,864,109	62,598,378

Gross profit	62,282,034	35,618,336
Selling, general and administrative	31,407,681	22,801,765
Depreciation and amortization	3,417,190	2,424,566

Operating income	27,457,163	10,392,005
Interest (income) expense, net	(457,417)	184,786

Income before income taxes	27,914,580	10,207,219
Income tax provision	10,886,686	3,929,779

Net income	$17,027,894	$6,277,440

Basic earnings per common share:
Net income	$1.65	$0.64

Basic shares outstanding	10,330,667	9,861,308

Diluted earnings per common share:
Net income	$1.51	$0.60

Diluted shares outstanding	11,313,171	10,416,273

See accompanying notes to unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Quarters Ended
	November 25, 2000	November 27, 1999
Cash flows from operating activities:
Net income	$17,027,894	$6,277,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,417,190	2,424,566
Income tax benefit on exercise of stock options	519,014	—
Loss on disposals of equipment	96,198	93,416
Increase in accrued rent obligation	83,543	30,420
Changes in operating assets and liabilities:
Increase in accounts receivable, merchandise inventory, prepaid expenses, and other assets	(14,144,035)	(6,802,485)
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	(1,587,902)	893,003

Net cash provided by operating activities	5,411,902	2,916,360
Cash flows from investing activities:
Purchase of equipment and improvements	(11,029,226)	(7,024,374)
Proceeds from sale of equipment	10,430	78,800

Net cash used in investing activities	(11,018,796)	(6,945,574)
Cash flows from financing activities:
Principal payments on long-term debt	(144,525)	(201,517)
Interest on 12% Senior Notes added to principal	114,845	111,454
Exercise of stock options	1,184,088	566,831
Common stock subscriptions receivable	(16,560)	(99,482)

Net cash provided by financing activities	1,137,848	377,286

Net decrease in cash and cash equivalents	(4,469,046)	(3,651,928)
Cash and cash equivalents at beginning of period	22,685,876	12,587,719

Cash and cash equivalents at end of period	$18,216,830	$8,935,791

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

    The following is a reconciliation of the number of shares (denominator) and per share amounts used in the basic and diluted EPS computations:

	Quarter Ended
	November 25, 2000		November 27, 1999
	Shares	Net Income	Shares	Net Income
Basic EPS	10,486,848	$0.76	9,939,903	$0.39
Effect of dilutive stock options	1,042,362	(0.07)	705,114	(0.02)

Diluted EPS	11,529,210	$0.69	10,645,017	$0.37

	Three Quarters Ended
	November 25, 2000		November 27, 1999
	Shares	Net Income	Shares	Net Income
Basic EPS	10,330,667	$1.65	9,861,308	$0.64
Effect of dilutive stock options	982,504	(0.14)	554,965	(0.04)

Diluted EPS	11,313,171	$1.51	10,416,273	$0.60

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    Christopher & Banks Corporation, formerly Braun's Fashions Corporation, is a Minneapolis-based retailer of women's specialty apparel, which operates through its wholly-owned subsidiary, Christopher & Banks, Inc. As of December 29, 2000, the Company operated 274 stores in 27 states under the names Christopher & Banks, Brauns and C.J. Banks, primarily in the northern half of the United States. The Company's stores offer coordinated assortments of exclusively designed sportswear, sweaters, and dresses.

    On July 26, 2000, the Company's shareholders approved a change in the Company name from Braun's Fashions Corporation to Christopher & Banks Corporation. As of December 29, 2000, the Company operated 150 Christopher & Banks stores, 104 Brauns stores and 20 C.J. Banks stores. In addition, the Company anticipates all remaining Braun's stores will be converted to Christopher & Banks by December 2002. Effective July 28, 2000, the Company's stock began trading under the ticker symbol "CHBS" on the Nasdaq Stock Market.

    The Company opened 33 new Christopher & Banks stores in the first three quarters of fiscal 2001 and plans to open approximately 40 new Christopher & Banks stores in fiscal 2002. The Company also opened 20 C.J. Banks stores in the second and third quarters of fiscal 2001. These stores cater to the casual wardrobing needs of 35 to 55 year old women who wear sizes 14W to 24W. As of December 29, 2000, the Company operated 20 C.J. Banks stores. The Company plans to open approximately 40 new C.J. Banks stores in fiscal 2002.

Results of Operations

    The following table sets forth, for the periods indicated, certain items from the Company's statement of income expressed as a percentage of net sales.

	Quarter Ended		Three Quarters Ended
	November 25, 2000	November 27, 1999	November 25, 2000	November 27, 1999
Net sales	100.0%	100.0%	100.0%	100.0%
Merchandise, buying and occupancy	54.4	60.6	55.9	63.7

Gross profit	45.6	39.4	44.1	36.3
Selling, general and administrative	20.8	20.9	22.2	23.2
Depreciation and amortization	2.3	2.3	2.4	2.5

Operating income	22.5	16.2	19.5	10.6
Interest (income) expense, net	(0.2)	0.2	(0.3)	0.2

Income before income taxes	22.7	16.0	19.8	10.4
Income tax provision	8.8	6.2	7.7	4.0

Net income	13.9%	9.8%	12.1%	6.4%

QUARTER ENDED NOVEMBER 25, 2000 COMPARED TO QUARTER ENDED
NOVEMBER 27, 1999

    Net Sales.  Net sales for the quarter ended November 25, 2000 were $57.3 million, an increase of 44% from $39.8 million for the quarter ended November 27, 1999. The increase in sales was attributable to a 17% increase in same-store sales combined with an increase in the number of stores operated by the Company. The Company operated 274 stores at November 25, 2000 compared to 223 at November 27, 1999.

    Gross Profit.  Gross profit, which is net sales less cost of merchandise, buying and occupancy expenses, was $26.1 million, or 45.6% of net sales, during the third quarter of fiscal 2001 compared to $15.7 million or 39.4% of net sales during the same period in fiscal 2000. The increase in gross margin as a percent of net sales was primarily due to improved merchandise margins resulting from increased sales of merchandise at regular prices.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the third quarter of fiscal 2001 were $11.9 million or 20.8% of net sales compared to $8.3 million or 20.9% of net sales in the third quarter of fiscal 2000. The decrease as a percent of net sales was primarily the result of leveraging of expenses associated with increased sales, offset by start-up costs associated with new store openings and increased bonus and employee benefits expenses as a percent of net sales.

    Operating Income.  As a result of the foregoing factors, operating income for the quarter ended November 25, 2000 was $12.9 million, or 22.5% of net sales, compared to operating income of $6.5 million, or 16.2% of net sales, in the quarter ended November 27, 1999.

    Interest (Income) Expense, Net.  For the quarter ended November 25, 2000 net interest income was $111,571 compared to net interest expense of $85,831 for the quarter ended November 27, 1999. The difference was primarily due to increased interest income resulting from a higher cash balance and higher interest rates earned on short-term investments during the third quarter of fiscal 2001.

    Income Taxes.  Income tax expense in the third quarter of fiscal 2001 was $5.1 million with an effective tax rate of 39.0% compared to $2.5 million with an effective tax rate of 38.5% in the third quarter of fiscal 2000.

    Net Income.  As a result of the foregoing factors, net income for the quarter ended November 25, 2000 was $7.9 million, or 13.9% of net sales, compared to $3.9 million, or 9.8% of net sales, for the quarter ended November 27, 1999.

THREE QUARTERS ENDED NOVEMBER 25, 2000 COMPARED TO THREE QUARTERS ENDED
NOVEMBER 27, 1999

    Net Sales.  Net sales for the three quarters ended November 25, 2000 were $141.1 million, an increase of 44% from $98.2 million for the three quarters ended November 27, 1999. The increase in sales was attributable to a 19% increase in same-store sales combined with an increase in the number of stores operated by the Company. The Company operated 274 stores at November 25, 2000 compared to 223 at November 27, 1999.

    Gross Profit.  Gross profit, which is net sales less cost of merchandise, buying and occupancy expenses, was $62.3 million, or 44.1% of net sales, during the first three quarters of fiscal 2001 compared to $35.6 million or 36.3% of net sales during the same period in fiscal 2000. The increase in gross margin as a percent of net sales was primarily due to improved merchandise margins resulting from increased sales of merchandise at regular prices.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first three quarters of fiscal 2001 were $31.4 million or 22.2% of net sales compared to $22.8 million or 23.2% of net sales in the first three quarters of fiscal 2000. The decrease as a percent of net sales was primarily the result of leveraging of expenses associated with increased sales, offset by an increase in start-up costs associated with new store openings and an increase in bonus expense as a percent of net sales.

    Operating Income.  As a result of the foregoing factors, operating income for the three quarters ended November 27, 2000 was $27.5 million, or 19.5% of net sales, compared to operating income of $10.4 million, or 10.6% of net sales, in the three quarters ended November 27, 1999.

    Interest (Income) Expense, Net.  For the three quarters ended November 25, 2000 net interest income was $457,417 compared to net interest expense of $184,786 for the three quarters ended November 27, 1999. The difference was primarily due to increased interest income resulting from a higher cash balance and higher interest rates earned on short term investments during the first three quarters of fiscal 2001.

    Income Taxes.  Income tax expense in the first three quarters of fiscal 2001 was $10.9 million with an effective tax rate of 39.0% compared to $3.9 million with an effective tax rate of 38.5% in the first three quarters of fiscal 2000.

    Net Income.  As a result of the foregoing factors, net income for the three quarters ended November 25, 2000 was $17.0 million, or 12.1% of net sales, compared to $6.3 million, or 6.4% of net sales, for the quarter ended November 27, 1999.

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

    Net cash provided by operating activities totaled $5.4 million for the first three quarters of fiscal 2001. Cash was used to finance $11.0 million of capital expenditures to open 53 new stores, to substantially complete ten major store remodelings and to make various expenditures for the Company's headquarters facility including enhancements to the merchandise handling system at its distribution center. Financing activities, primarily the exercise of stock options, provided net cash of $1.1 million. As a result of the foregoing, cash decreased by $4.5 million in the first three quarters of fiscal 2001. During the remainder of the fiscal year, the Company intends to spend approximately $3 million on additional capital expenditures relating to new stores planned to open in the first quarter of fiscal 2002.

    The Company anticipates it will spend approximately $22 million in fiscal 2002, net of construction allowances, to open up to 40 new Christopher & Banks stores and 40 new C.J. Banks stores, to complete 15 major store remodelings and to make other various capital expenditures including an estimated $5 million for new point-of-sale hardware and software for all the Company's new and existing stores. The Company expects its cash on hand combined with cash flow from operations to be sufficient to meet its anticipated capital expenditure, working capital, and other requirements for liquidity during the remainder of fiscal 2001 and fiscal 2002.

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

    Loans under the Wells Fargo Revolver bear interest at Wells Fargo's base rate (9.5% as of December 29, 2000) plus 0.25%. Interest is payable monthly in arrears. The Wells Fargo Revolver carries a facility fee of 0.25% on the unused portion of the Wells Fargo Revolver as defined in the Wells Fargo Revolver. This facility is collateralized by substantially all of the Company's assets. The borrowing base at December 29, 2000, was $12.0 million. As of December 29, 2000, the Company had no borrowings and outstanding letters of credit in the amount of $3.8 million under the Wells Fargo Revolver. Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $8.2 million at that date.

    The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness, limitations on certain types of investments and prohibitions on paying dividends, as well as requiring the maintenance of certain financial ratios. As of November 25, 2000, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

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

    The Senior Notes are general uncollateralized senior obligations of the Company. The Indenture for the Senior Notes (the "Indenture") contains certain covenants which, among other things, limit the ability of the Company to incur liens and additional indebtedness. As of November 25, 2000, the most recent measurement date, the Company was in compliance with all covenants of the Indenture.

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

Inflation

    Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the quarters ended November 25, 2000 and November 27, 1999.

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

ITEM 4.

SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the third quarter of fiscal 2001.

ITEM 5.

OTHER INFORMATION

    None.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

  None

(b)
Reports on Form 8-K

  None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 5, 2001

CHRISTOPHER & BANKS CORPORATION
By	/s/ ANDREW K. MOLLER Andrew K. Moller Senior Vice President and Chief Financial Officer Signing on behalf of the Registrant and as principal financial officer.

QuickLinks

CHRISTOPHER & BANKS CORPORATION CONSOLIDATED CONDENSED BALANCE SHEET
CHRISTOPHER & BANKS CORPORATION CONSOLIDATED CONDENSED STATEMENT OF INCOME (Unaudited)
CHRISTOPHER & BANKS CORPORATION CONSOLIDATED CONDENSED STATEMENT OF INCOME (Unaudited)
CHRISTOPHER & BANKS CORPORATION CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
CHRISTOPHER & BANKS CORPORATION NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUARTER ENDED NOVEMBER 25, 2000 COMPARED TO QUARTER ENDED NOVEMBER 27, 1999
THREE QUARTERS ENDED NOVEMBER 25, 2000 COMPARED TO THREE QUARTERS ENDED NOVEMBER 27, 1999
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART II.
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES