Form 10-K405
period 2001-03-03
CHRISTOPHER & BANKS CORP
filed 2001-05-31
CIK 883943

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 3, 2001

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

Common Stock, par value $.01 per share

12% Senior Notes due 2005

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  /x/

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /x/  No / /

    As of May 18, 2001, 16,229,695 shares of common stock were outstanding and the aggregate value of the common stock held by non-affiliates of the Registrant on that date was approximately $670,368,214 based upon the last reported sale price of the common stock at that date by The Nasdaq Stock Market.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held August 1, 2001 (the "Proxy Statement") are incorporated by reference into Part III.

CHRISTOPHER & BANKS CORPORATION

2001 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

ITEM 1.
BUSINESS

General

    Christopher & Banks Corporation, formerly Braun's Fashions Corporation, is a Minneapolis-based retailer of women's specialty apparel, which operates through its wholly-owned subsidiary, Christopher & Banks, Inc., collectively referred to as "Christopher & Banks" or the "Company". As of May 18, 2001, the Company operated 310 stores in 29 states under the names Christopher & Banks, Brauns and C.J. Banks, primarily in the northern half of the United States. The Company's stores offer coordinated assortments of exclusively designed sportswear, sweaters, and dresses.

    On July 26, 2000, the Company's shareholders approved a change in the Company name from Braun's Fashions Corporation to Christopher & Banks Corporation. As of May 18, 2001, the Company operated 180 Christopher & Banks stores, 95 Brauns stores and 35 C.J. Banks stores. In addition, the Company anticipates all remaining Brauns stores will be converted to Christopher & Banks by December 2002. Effective July 27, 2000, the Company's stock began trading under the ticker symbol "CHBS" on the Nasdaq Stock Market.

    The Company opened 33 new Christopher & Banks stores in fiscal 2001 and plans to open more than 40 new Christopher & Banks stores in fiscal 2002. The Company also opened 20 C.J. Banks stores in the second and third quarters of fiscal 2001. These stores cater to the casual wardrobing needs of 35 to 55 year old women who wear sizes 14W to 24W. As of May 18, 2001, the Company operated 35 C.J. Banks stores. The Company plans to open approximately 40 new C.J. Banks stores in fiscal 2002.

Business Strategy

    The Company's business strategy is to provide its target customer with high quality, moderately-priced, coordinated ensembles that are interchangeable between work and leisure activities; to differentiate itself from its competitors through its focused merchandising approach, including an emphasis on private brand merchandise manufactured exclusively for the Company under its proprietary names, Christopher & Banks and C.J. Banks; to utilize management information systems to effectively manage its merchandise inventories; and to expand its store network and maintain updated, attractive store facilities.

    The key elements of the Company's strategy are as follows:

    / /  Focus on a target customer and meet her needs

    / /  Deliver a well defined merchandising approach

    / /  Use information systems to drive decision making and maintain disciplined inventory management

    / /  Expand store base in existing and new markets

    / /  Expand through developing new concepts

    Focus on a target customer and meet her needs.  Christopher & Banks' target customer is a 35 to 55 year old working woman with an annual family income of $50,000 and above. Management believes this target customer leads a busy life, shops in regional malls and purchases fashions which are suitable for both work and leisure activities.

    The Company utilizes point-of-sale inventory tracking to analyze the buying patterns of its customers. Christopher & Banks also uses a product testing program to identify consumer demand for clothing styles, patterns and colors. This test and reorder philosophy gives the Company the ability to offer proven best sellers throughout a selling season. The Company's objective is to be recognized by its target customer as offering quality fashion at moderate prices. Christopher & Banks differentiates itself from other fashion retailers through offering clothing that is characterized by a novelty flair with distinctive patterns, textures and colors.

    Deliver a well defined merchandising approach.  In fiscal 2001, Christopher & Banks' lines of merchandise included three principal categories: sportswear, sweaters and dresses. The Company discontinued the sale of most accessories in fiscal 2001. The selling space previously allocated to accessories was shifted to higher margin merchandise categories of sweaters and sportswear. The following table sets forth the approximate percentage of net sales attributable to each merchandise group for the past three fiscal years:

	Percentage of Net Sales
Merchandise Group
	2001	2000	1999
Sportswear	52.0%	51.6%	53.6%
Sweaters	39.1	33.8	29.3
Dresses	8.2	10.3	12.1
Accessories	0.7	4.3	5.0

Total	100.0%	100.0%	100.0%

    The Company has developed a variety of strategies and programs to distinguish itself from its competitors. Major elements of its merchandising strategy include:

    Strong Visual Merchandise Presentation.  The Company's stores rely heavily on attracting mall traffic through stimulating visual presentation. Christopher & Banks uses carefully designed front-of-store displays to draw customers into the store. The visual program emphasizes attractive windows and an open store-entrance area with bright lighting. To keep its fashions fresh, Christopher & Banks utilizes six different color stories each year. Merchandise from each color story is featured in the Company's stores for approximately 12 to 16 weeks. Each color story has a two to four week build up in the back of the store. The color story is then featured in the front of the store for approximately eight weeks. Remaining merchandise from the color story is then moved to the back of the store for a two to four week liquidation phase.

    Direct Import Program.  During fiscal 2001, the Company directly imported approximately 80% of its total merchandise purchases. The Company anticipates that direct imports, as a percent of total purchases, will be approximately the same in fiscal 2002. Management believes that direct imports allow Christopher & Banks to obtain high quality merchandise at a lower cost. This in turn provides the Company with the ability to sell garments, comparable in quality and design to those sold in department stores, at a lower price.

    Private Brand Clothing—Christopher & Banks, C.J. Banks.  The use of private brand clothing produced exclusively for the Company creates a unique store identity and establishes a competitive "point of difference". The Company's design staff, guided by its merchants, continually develops new designs for the Company's private brand merchandise. For its private brand clothing, the Company uses its proprietary names, Christopher & Banks and C.J. Banks. The Company estimates that sales of private brand clothing comprised substantially all of its sales in fiscal 2001 compared to approximately 95% in fiscal 2000. The Company anticipates that private brand clothing will again account for substantially all of its sales in fiscal 2002.

    Key Vendor Relationships.  The Company's ongoing relationships with key vendors has enabled it to expand its private brand offerings in order to project a merchandising point of difference. Key vendor relationships also allow the Company to execute a timely product testing and reorder program which gives Christopher & Banks the ability to feature best selling styles throughout a selling season.

    Quality Assurance.  The Company uses a variety of quality control measures including color, fabric and construction analysis and sizing verification, to ensure that all merchandise meets the Company's quality standards.

    One strategy the Company has historically used is a frequent shopper program, under which customers, after reaching certain cumulative purchase levels, were awarded a coupon redeemable toward future purchases. In previous fiscal years, the Company also offered special sales events to its frequent shoppers. In connection with the Company's continued development as a branded retailer, the Company did not anniversary a major preferred customer promotional event in April 2000. In order to further establish itself as a branded retailer, the Company plans to fully phase out its frequent shopper program by the end of fiscal 2003.

    In March 2000, the Company discontinued accepting its private label credit card as a means of payment. Management believes that customers who previously used the Christopher & Banks credit card continued to make purchases using other forms of payment.

    Use information systems to drive decision making and maintain disciplined inventory management.  The Company's merchandise and financial management information systems are updated daily with information from the Company's point-of-sale registers. Management believes these systems provide enhanced merchandise planning, sales tracking and analysis capabilities. The Company also believes the merchandise information systems provide improved distribution center processing and enhanced planning and allocation features allowing the Company to more efficiently manage its product assortments at its stores.

    The Company also utilizes a cost-effective program to efficiently deliver merchandise on a daily basis from the Company's distribution center to all stores. Through using its systems effectively, inventories can be maintained at an efficient level throughout the year, which ensures a consistent flow of fresh merchandise to the stores. Inventory turnover has increased from 3.9 turns in fiscal 1999 to 4.1 turns in fiscal 2000 and to 4.7 turns in fiscal 2001.

    Expand store base in existing and new markets.  The Company plans to expand its store base by at least 80 stores in fiscal 2002, including more than 40 Christopher & Banks stores and approximately 40 C.J. Banks stores. New Christopher & Banks stores will be opened primarily in regional malls in states where the Company has an existing market presence or in adjoining states. The C.J. Banks stores will generally open in malls where the Company already operates an existing Christopher & Banks store.

    Expand through developing new concepts.  The Company intends to continue to evaluate growth vehicles and new opportunities as it deems appropriate. Accordingly, the Company has pursued a new concept, opening stores under the name C.J. Banks, which serve the women's large size market. In connection with this strategy, the Company has developed a new large size store prototype which is similar to its Christopher & Banks store design. The Company opened 20 C.J. Banks stores in fiscal 2001 and plans to open approximately 40 C.J. Banks stores in fiscal 2002.

Properties

    The Company has developed an updated store design which has been used for new and remodeled stores since the beginning of fiscal 1998. As of May 18, 2001, 223 of the Company's 310 stores reflect this design. The Company plans to continue to use this design for its new stores and remodeled stores. This store prototype highlights visual merchandise presentation and improves the customer's shopping experience through enhanced decor, bright lighting and an open store atmosphere. The Company typically effects a major or a minor remodeling of a store following renewal of the store's lease. However, during the interim, carpet replacement, painting and other minor improvements are made as needed. The Company completed 13 major store remodelings in fiscal 2001 and plans to complete approximately 15 major store remodelings in fiscal 2002.

Store Operations

    The Company manages its stores in a manner that encourages participation by the store manager and employees in the execution of the Company's business and operational policies. Each store has a manager who is responsible for day-to-day operations of the store. Store managers complete a management training program and are eligible for Company incentive awards based upon store sales volume.

Purchasing/Sources of Supply

    Direct imports accounted for approximately 80% of total purchases in fiscal 2001. The Company purchased substantially all of its merchandise from approximately 150 vendors in fiscal 2001. In fiscal 2001, the Company's ten largest vendors represented approximately 68% of the Company's purchases. Further, purchases from the Company's largest overseas supplier accounted for 37% of total purchases in fiscal 2001, compared to 26% in fiscal 2000. Although the Company believes that its relationship with this particular vendor is good, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise. If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it can shift to other suppliers so as to continue to secure the required volume of product. Nevertheless, there is some potential that any such disruption in supply could have a material adverse impact on the Company's operations. The Company intends to directly import approximately 80% of its purchases again in fiscal 2002.

Advertising and Promotion

    Historically, the Company has not engaged in television, radio or print advertising. The Company believes that most of its locations depend on mall traffic. To attract customers into its stores, the Company emphasizes attractive front-of-store displays and an open, clean, in-store visual presentation. The merchandise presentation is further enhanced by the use of photographic visual merchandise signage on a seasonal basis. Additionally, the Company maintains internet websites at www.christopherandbanks.com and www.cjbanks.com.

Seasonality

    The Company's sales show seasonal variation as sales in the third and fourth quarters, which include the fall and holiday seasons, have generally been higher than sales in the first and second quarters. Sales generated during the fall and holiday seasons have a significant impact on the Company's annual results of operations.

Competition

    The women's retail apparel business is highly competitive. The Company believes that the principal bases upon which it competes are merchandise selection, fashion, quality, store location, store environment and customer service. The Company competes with a broad range of national and regional retail chains that sell similar merchandise, including department stores and specialty stores. Many of these competitors are larger and have greater financial resources than the Company. The Company believes that its focused merchandise selection, strong visual presentation, product quality, and customer service enable the Company to compete effectively.

Employees

    As of May 18, 2001, the Company had approximately 750 full-time and 2,150 part-time employees. The number of part-time employees increases during peak selling periods. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and considers its relationship with its employees to be good.

Trademarks and Service Marks

    The Company is the owner of the federally registered trademark and service mark "Christopher & Banks" which is its predominant private brand, "C.J. Banks", its large size private brand, and "Brauns" with respect to articles of apparel. Common law rights have been established by the Company in other trademarks and service marks which it considers to be of lesser importance. Christopher & Banks believes its primary marks are important to its business and are recognized in the women's retail apparel industry. Accordingly, the Company intends to maintain its marks and the related registrations. Management is not aware of any pending claims of infringement or other challenges to the Company's right to use its marks in the United States.

ITEM 2.
PROPERTIES

Store Locations

    The Company's stores are located primarily in regional shopping malls in mid-sized cities and suburban areas, which offer high-traffic by potential walk-in customers. Approximately 80% of the Company's stores are located in enclosed regional malls that typically have numerous specialty stores and two or more general merchandise chains or department stores as anchor tenants. The balance of the Company's stores are located in community and strip shopping centers. The Company attempts to locate its stores strategically within the mall or shopping center to attract walk-in customers through stimulating visual displays. The average store size is approximately 3,350 square feet, of which the Company estimates an average of approximately 85% is selling space.

    At May 18, 2001, the Company operated 310 stores in the following states:

State	Number of Stores	State	Number of Stores
Minnesota	38	Montana	8
Wisconsin	31	North Dakota	8
Iowa	29	Idaho	6
Michigan	27	Utah	6
Ohio	20	West Virginia	4
Pennsylvania	17	Wyoming	4
Illinois	15	Arkansas	3
Colorado	13	Oklahoma	3
Washington	12	Kentucky	2
New York	11	Oregon	2
Missouri	10	Virginia	2
Nebraska	10	California	1
Indiana	9	Maine	1
South Dakota	9	Maryland	1
Kansas	8

Store Leases

    All of the Company's stores are leased. Management believes that the current commercial real estate market, combined with the Company's relationship with nationally-recognized developers and established operating history, makes the Company an attractive tenant when negotiating terms with shopping center developers or owners.

    Lease terms typically are for ten years and may contain a renewal option. Leases generally require payments of fixed minimum rent and contingent percentage rent, typically calculated at five percent of sales in excess of a specified level. The following table, which covers all of the stores operated by the Company at May 18, 2001, indicates the number of leases expiring during the fiscal year indicated and the number of such leases with renewal options. The number of stores with leases expiring in fiscal 2002 include those stores which currently have leases on month-to-month terms.

Fiscal Year	Number of Leases Expiring	Number with Renewal Options
2002	32	12
2003	22	2
2004	32	6
2005	28	1
2006	10	3
2007 - 2011	145	1
2012 - 2016	41	—

    The Company currently plans to negotiate new leases in most of the locations which do not have renewal options.

Headquarters Facility

    On April 30, 2001, the Company purchased its existing 210,000 square foot headquarters and distribution center in Plymouth, Minnesota for $8.8 million in cash. In connection with the purchase, the Company assumed a lease and currently leases the entire facility to a third party. The Company will receive minimum rent payments of $81,393 per month from May 1, 2001 through December 31, 2001 and $97,772 per month from January 1, 2002 through June 30, 2005. In turn, the Company leases back the entire facility under an agreement which expires on June 14, 2005. Under the agreement, the Company is required to pay base rent of $62,174 per month or $746,088 annually.

    The Company subleases 80,000 square feet of warehouse space in its distribution center to a third party. Under the agreement, the Company will receive minimum rent of $26,667 per month through August 31, 2003 and $30,000 per month from September 1, 2003 through May 31, 2005. The subtenant is also required to reimburse the Company for property taxes, utilities and other operating costs related to the subleased portion of the facility.

    Under a second sublease expiring on May 31, 2005, the Company subleases 33,000 square feet of warehouse and office space to a third party. Under the agreement, the Company will receive annual minimum rent of $132,000. The subtenant is also required to reimburse the Company for property taxes, utilities and other operating costs of the subleased portion of the facility. Under the sublease, the Company has the right to terminate the agreement on August 31, 2002, upon six months written notice at any time on or before February 1, 2002.

    The Company believes its headquarters and merchandise distribution center facility to be adequate to accommodate the expansion plans of the Company for the foreseeable future.

ITEM 3.
LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2001.

ITEM 4a.
EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information regarding the executive officers of the Company as of May 18, 2001.

Name	Age	Positions and Offices
William J. Prange	47	Chairman, Chief Executive Officer and Director
Joseph E. Pennington	55	President, Chief Operating Officer and Director
Ralph C. Neal	54	Executive Vice President/Store Operations
Tammy L. Boyd	42	President, C.J. Banks Division
Kathryn R.Gangstee	51	Senior Vice President and General Merchandising Manager
Andrew K. Moller	42	Senior Vice President and Chief Financial Officer

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

    Joseph E. Pennington has served as President and Chief Operating Officer since September 1999. From March 1998 through August 1999, Mr. Pennington was Executive Vice President and Chief Operating Officer. Mr. Pennington was Senior Vice President of Merchandise Planning and Distribution from July 1997 through February 1998. From February 1997 through June 1997, Mr. Pennington was Vice President of Merchandise Planning and Distribution and Management Information Systems. From April 1996 through January 1997, Mr. Pennington was self-employed, providing consulting services to retail companies including Christopher & Banks. Mr. Pennington was President and Chief Executive Officer of the id from June 1994 through March 1996. From October 1993 through May 1994, Mr. Pennington was Senior Vice President of Merchandise and Operations for the id, and from January 1990 through October 1993, Mr. Pennington was Vice President of Operations. From 1976 through 1989, Mr. Pennington held various positions with Foxmoor Stores, including Vice President of Planning from 1984 through 1989.

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

    Tammy L. Boyd has served as President, C.J. Banks Division since January 2000. From 1991 through 1999, Ms. Boyd was Divisional Merchandise Manager, Special Size Sportswear and Outerwear with Sears Roebuck & Company. Previous to 1991, Ms. Boyd held various buying and merchandising positions with Carson Pirie Scott and PA Bergner & Company.

    Kathryn R. Gangstee has served as Senior Vice President and General Merchandise Manager since March 1998. From September 1997 through February 1998, Ms. Gangstee was Vice President and Divisional Merchandise Manager. Ms. Gangstee was a Divisional Merchandise Manager from March 1986 through August 1997. From January 1984 through February 1986, Ms. Gangstee held various other positions with the Company.

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

PART II

ITEM 5.
MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Effective July 27, 2000, in connection with the Company's name change to Christopher & Banks Corporation from Brauns Fashions Corporation, the Company's common stock began trading under the symbol "CHBS" on The Nasdaq Stock Market. From March 31, 1992 to July 26, 2000 the Company's common stock was traded on The Nasdaq Stock Market under the symbol "BFCI". The quarterly high and low stock sales price information for the Company's common stock for fiscal 2001 and fiscal 2000 are presented in Note 9 of the Consolidated Financial Statements and are included herein.

    The number of holders of record of the Company's common stock as of May 18, 2001 was 77. Based upon information received from the record holders, the Company believes there are more than 8,500 beneficial owners. The last reported sales price of the Company's common stock on May 18, 2001 was $43.66.

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

    During fiscal 1999, the Company purchased 1,242,000 shares, on a split adjusted basis, of its common stock at a total cost, including commissions, of $3,000,000. The common stock purchased is currently held in treasury.

    The Company's Board of Directors approved 3-for-2 stock splits in the form of stock dividends in November 1999, May 2000 and January 2001. The stock dividends were distributed on December 14, 1999, July 11, 2000 and February 12, 2001, respectively.

ITEM 6.
SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected financial data has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes appearing elsewhere herein.

	Fiscal Year Ended
	Mar. 3, 2001(1)	Feb. 26, 2000	Feb. 27, 1999	Feb. 28, 1998	Mar. 1, 1997(2)
	(In thousands, except per share amounts and selected operating data)
Income Statement Data:
Net sales	$209,156	$143,402	$110,142	$99,536	$95,946
Cost of sales(3)	116,466	87,865	71,488	65,111	65,445

Gross profit	92,690	55,537	38,654	34,425	30,501
Selling, general and administrative expenses	46,776	33,306	25,621	23,390	22,854
Depreciation and amortization	4,675	3,387	2,679	2,534	2,649
Reorganization expense(4)	—	—	—	—	7,830
Nonrecurring expense(5)	—	—		775	—

Operating income (loss)	41,239	18,844	10,354	7,726	(2,832)
Interest (income) expense, net	(852)	47	282	691	684

Income (loss) before income taxes	42,091	18,797	10,072	7,035	(3,516)
Income tax provision (benefit)(6)	16,565	7,262	3,880	2,750	(2,895)

Income (loss) before extraordinary gain	25,526	11,535	6,192	4,285	(621)
Extraordinary gain(7)	—	—	35	116	—

Net income (loss)	$25,526	$11,535	$6,227	$4,401	$(621)

Basic earnings per common share:(8)
Income (loss) before extraordinary gain	$1.64	$0.78	$0.41	$0.28	$(0.05)
Extraordinary gain(7)	—	—	0.00	0.01	—

Net income (loss)	$1.64	$0.78	$0.41	$0.29	$(0.05)

Basic shares outstanding	15,579	14,868	15,327	15,127	13,599

Diluted earnings per common share:(8)
Income (loss) before extraordinary gain	$1.50	$0.73	$0.39	$0.26	$(0.05)
Extraordinary gain(7)	—	—	0.00	0.01	—

Net income (loss)	$1.50	$0.73	$0.39	$0.27	$(0.05)

Diluted shares outstanding	17,002	15,823	16,112	16,241	13,599

(1)
Fiscal 2001 represents a 53 week year.

(2)
From July 2, 1996 until December 3, 1996, the Company operated its business as a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code. The Company emerged from bankruptcy upon the confirmation of its Second Amended Plan of Reorganization.

(3)
Cost of sales includes cost of merchandise, buying expenses and occupancy costs, but excludes all depreciation and amortization.

(4)
In fiscal 1997, the Company recorded $7,830,000 of reorganization expense as a result of the Company's July 2, 1996 Chapter 11 bankruptcy filing.

(5)
In fiscal 1998, the Company recorded a one time pre-tax charge of $775,000, or $0.04 per diluted share, related to the implementation of its management succession plan. The majority of this expense was non-cash, related to accelerated vesting of previously issued options.

(6)
In fiscal 1996, the Company recorded a valuation allowance of $1.8 million, or $0.14 per share, equal to the full amount of its deferred tax assets, due to the uncertainty of realizing the value of these assets in future years. In fiscal 1997, the Company reversed the valuation allowance as improved operating performance made the future realization of these assets more likely than not.

(7)
In fiscal 1999 and 1998, the Company recorded extraordinary gains of $35,000 and $116,000 on the purchase at a discount from par of $4,676,000 and $1,033,000 principal face amount of its 12% Senior Notes due 2005, respectively.

(8)
All earnings per share amounts reported above reflect the effect of three 3-for-2 stocks splits, effective December 14, 1999, July 11, 2000 and February 12, 2001.

	Fiscal Year Ended
	Mar. 3, 2001(1)	Feb. 26, 2000	Feb. 27, 1999	Feb. 28, 1998	Mar. 1, 1997
Selected Operating Data:
Same store sales increase(2)	18%	17%	3%	10%	10%
Stores at end of period	273	223	195	179	170
Net sales per gross square foot(3)	$247	$201	$172	$166	$148
Balance Sheet Data (at end of period in thousands):
Cash	$34,798	$22,686	$12,588	$15,848	$10,914
Merchandise inventory	$15,831	$11,421	$10,799	$10,736	$9,254
Total assets	$93,695	$58,719	$40,060	$40,590	$34,637
Long-term debt	$5,207	$5,053	$5,074	$9,616	$10,374
Stockholders' equity	$68,827	$37,385	$24,730	$20,959	$15,573

(1)
Fiscal 2001 represents a 53 week year.
(2)
Fiscal 1997 excludes stores closed as part of the Company's Chapter 11 reorganization.
(3)
Includes only stores open for the entire fiscal year.

ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    The Company was incorporated in Delaware in 1986 to acquire Brauns Fashions, Inc., which had operated as a family-owned business since 1956. On July 26, 2000, the Company's shareholders approved a change in the Company name from Brauns Fashions Corporation to Christopher & Banks Corporation. As of May 18, 2001, the Company operated a chain of 310 stores in 29 states, primarily in the northern half of the United States. In fiscal 2001, the Company opened 33 new Christopher & Banks stores and 20 C.J. Banks stores. The Company closed three stores in fiscal 2001. In fiscal 2002, the Company intends to expand its store base by more than 80 stores. The Company plans to open at least 40 Christopher & Banks stores and approximately 40 C.J. Banks stores.

Results of Operations

    The following table sets forth operating statement data expressed as a percentage of net sales for the last three fiscal years and should be read in conjunction with "Selected Consolidated Financial Data."

	Fiscal Year Ended
	March 3, 2001	February 26, 2000	February 27, 1999
Net sales	100.0%	100.0%	100.0%
Cost of sales	55.7	61.3	64.9

Gross profit	44.3	38.7	35.1
Selling, general and administrative expenses	22.4	23.2	23.3
Depreciation and amortization	2.2	2.4	2.4

Operating income	19.7	13.1	9.4
Interest, net	(0.4)	0.0	0.3

Income before income taxes	20.1	13.1	9.1
Income tax provision	7.9	5.1	3.5

Net income before extraordinary gain	12.2	8.0	5.6
Extraordinary gain(1)	—	—	0.1

Net income	12.2%	8.0%	5.7%

(1)
In fiscal 1999, the Company recorded an extraordinary gain of $35,000 on the purchase at a discount from par of $4,676,000 principal face amount of its 12% Senior Notes due 2005.

Fiscal 2001 Compared to Fiscal 2000

    Net Sales.  Net sales for the 53 weeks ended March 3, 2001 were $209.2 million, an increase of 46% from sales of $143.4 million for the 52 weeks ended February 26, 2000. The increase in net sales was attributable to an 18% increase in same-store sales combined with an increase in the number of stores operated by the Company. The Company operated 273 stores at March 3, 2001 compared to 223 at February 26, 2000.

    Gross Profit.  Gross profit (which is net sales less the cost of merchandise, buying and occupancy expenses) was $92.7 million or 44.3% of net sales in fiscal 2001, compared to $55.5 million or 38.7% of net sales in fiscal 2000. The percentage increase in gross profit was primarily due to improved merchandise margins resulting from increased sales of merchandise at regular price.

    Selling, General, and Administrative Expenses.  Selling, general and administrative expenses were $46.8 million or 22.4% of net sales in fiscal 2001 compared to $33.3 million or 23.2% of net sales in fiscal 2000. The decrease as a percent of net sales was primarily the result of leveraging of salary expenses associated with increased sales, offset by an increase in start-up costs associated with new store openings.

    Operating Income.  As a result of the foregoing, operating income was $41.2 million or 19.7% of net sales in fiscal 2001, compared to operating income of $18.8 million or 13.1% of net sales in fiscal 2000.

    Interest (Income) Expense, Net.  For the year ended March 3, 2001 net interest income was $851,842 compared to net interest expense of $47,324 for the year ended February 26, 2000. The difference was primarily due to increased interest income resulting from a higher cash balance maintained during the year and higher interest rates earned on short term investments during the first three quarters of fiscal 2001.

    Income Taxes.  Income tax expense in fiscal 2001 was $16.6 million with an effective tax rate of 39.4% compared to $7.3 million with an effective tax rate of 38.6% in fiscal 2000. The increase in effective tax rate was due to a decrease in favorable permanent differences.

    Net Income.  Net income for fiscal 2001 was $25.5 million or 12.2% of net sales compared to net income of $11.5 million or 8.0% of net sales in fiscal 2000.

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

    Gross Profit.  Gross profit was $55.5 million or 38.7% of net sales in fiscal 2000, compared to $38.7 million or 35.1% of net sales in fiscal 1999. The percentage increase in gross profit was primarily due to increased sales of merchandise at regular prices. Further, the Company did not anniversary three major promotional events held in the third and fourth quarters of fiscal 1999. The elimination of these events also contributed to the increase in gross margin.

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

    Interest (Income) Expense Net.  Net interest expense in fiscal 2000 decreased to $47,324 from $282,508 in fiscal 1999. The decrease was primarily due to increased interest income as a result of a higher cash balance maintained during the year.

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

Liquidity and Capital Resources

    The Company's principal on-going cash requirements are to finance the construction of new stores and the remodeling of certain existing stores, to purchase merchandise inventory and to fund other working capital requirements. Merchandise purchases vary on a seasonal basis, peaking in the fall. Inventory turnover has increased from 3.9 turns in fiscal 1999 to 4.1 turns in fiscal 2000 and 4.7 turns in fiscal 2001. The Company's cash requirements historically reach their peak in October and

November. Conversely, cash balances reach their peak in January, after the holiday season is completed.

    Net cash provided by operating activities totaled $27.4 million in fiscal 2001. Cash was used to finance $17.0 million of capital expenditures. The Company opened 53 new stores, completed 13 major store remodelings and made various capital improvements at its headquarters facility including enhancements to its distribution center. In addition, approximately $4 million in capital expenditures pertained to new stores which opened in the first quarter of fiscal 2002. Financing activities, primarily the exercise of stock options, provided net cash of $1.7 million. As a result of the foregoing, cash increased by $12.1 million in fiscal 2001. The Company anticipates it will spend approximately $31 million in fiscal 2002 to purchase its headquarters and distribution center facility, to open at least 40 new Christopher & Banks and approximately 40 new C.J. Banks stores, to complete 15 major store remodelings and to make other various expenditures including an estimated $5 million for new point-of-sale hardware and software for all of the Company's new and existing stores. Management expects its cash on hand combined with cash flow from operations to be sufficient to meet its capital expenditure and working capital requirements and its other needs for liquidity during fiscal 2002.

    In March 1999, the Company entered into an Amended and Restated Revolving Credit and Security agreement with Wells Fargo Bank, National Association, formerly Norwest Bank Minnesota, National Association, (the "Wells Fargo Revolver") which expires on June 30, 2002. In fiscal 2001, the Wells Fargo Revolver was amended to provide the Company with revolving credit loans and letters of credit up to $18 million, subject to a borrowing base formula tied to inventory levels.

    Loans under the Wells Fargo Revolver bear interest at Wells Fargo's base rate, 7% as of May 18, 2001, plus 1/4%. Interest is payable monthly in arrears. The Wells Fargo Revolver carries a facility fee of 1/4% on the unused portion as defined in the agreement. This facility is secured by the Company's equipment, general intangibles, inventory and investment property. The Company had no borrowings under the Wells Fargo Revolver in fiscal 2001. The borrowing base at May 18, 2001, was $14.1 million. As of May 18, 2001, the Company had outstanding letters of credit in the amount of $7.4 million. Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $6.7 million at that date.

    The Wells Fargo Revolver contains certain restrictive covenants, including restrictions on incurring additional indebtedness, limitations on certain types of investments and prohibitions on paying dividends, as well as requiring the maintenance of certain financial ratios. As of March 3, 2001, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

    In January 1997, the Company issued $10,300,200 of debt in the form of 12% Senior Notes (the "Senior Notes") due January 2005. In fiscal 1999 and fiscal 1998, the Company repurchased $4,676,000 and $1,033,000, respectively, of principal face amount of its Senior Notes at a discount from par. These purchases satisfied all of the annual mandatory redemption requirements through January 1, 2004, leaving no additional mandatory payments due until maturity on January 1, 2005. The Senior Notes were issued pursuant to an Indenture for the Senior Notes (the "Indenture") dated as of December 2, 1996. The principal amount of the Senior Notes bears interest at the rate of 12% per annum. Interest at the rate of 9% per annum on the outstanding principal amount is due monthly. Interest at the rate of 3% per annum on the outstanding principal amount accrues monthly and upon accrual is treated as principal for all purposes, including without limitations, the calculation of all interest payments due thereafter, and is payable in full on January 1, 2005.

    The Senior Notes are general uncollateralized senior obligations of the Company. The Indenture contains certain covenants which, among other things, limit the ability of the Company to incur liens and additional indebtedness. As of March 3, 2001, the most recent measurement date, the Company was in compliance with all covenants of the Indenture.

Recently Issued Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No.137, which delays the adoption of SFAS No. 133, requires adoption of SFAS No. 133 for annual periods beginning after June 15, 2000. SFAS No. 133 establishes standards for recognition and measurement of derivatives and hedging activities. The Company does not currently engage in these types of risk management or investment activities. Therefore, SFAS No. 133 is not anticipated to have any impact on the Company's financial position or results of operations.

    The SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), in December 1999, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 had no impact on the Company's financial position or results of operations for the years ended March 3, 2001, February 26, 2000 and February 27, 1999.

Quarterly Results and Seasonality

    The Company's sales show seasonal variation as sales in the third and fourth quarters, which include the fall and holiday seasons, generally have been higher than sales in the first and second quarters. Sales generated during the fall and holiday seasons have a significant impact on the Company's annual results of operations. Quarterly results may fluctuate significantly depending on a number of factors including store openings, adverse weather conditions, shifts in the timing of certain holidays and customer response to the Company's seasonal merchandise mix.

    The Company's unaudited quarterly operating results for each quarter of fiscal 2001 and 2000 are presented in Note 9 of the Consolidated Financial Statements.

Inflation

    The Company does not believe that inflation has had a material effect on the results of operations during the past three fiscal years.

Forward Looking Information and Risk

    Information contained in this Form 10-K contain "forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "plan", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: consumers' spending and debt levels; the Company's ability to execute its business plan including the successful expansion of its Christopher & Banks and C.J. Banks concepts; the Company's ability to open new stores on favorable terms and the timing of such store openings; the acceptance of the Company's merchandising strategies by its target customers; the ability of the Company to anticipate marketing trends and consumer needs; the loss of one or more of the Company's key executives; continuity of a relationship with or purchases from major vendors, particularly those from whom the Company imports merchandise; competitive pressures on sales and pricing; increases in other costs which cannot be recovered through improved pricing of merchandise; and the adverse effect of weather conditions from time to time on consumers' ability or desire to purchase new clothing.

ITEM 7a.

QUANTITATIVE AND QUALITATIVE

DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Christopher & Banks Corporation:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Christopher & Banks Corporation and its subsidiary at March 3, 2001 and February 26, 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 3, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
April 3, 2001

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED BALANCE SHEET

	March 3, 2001	February 26, 2000
ASSETS
Current assets:
Cash and cash equivalents	$34,797,713	$22,685,876
Accounts receivable	1,986,956	1,170,927
Merchandise inventory	15,830,801	11,421,417
Prepaid expenses	4,594,758	1,314,733
Current deferred tax asset	869,722	697,907

Total current assets	58,079,950	37,290,860
Equipment and improvements:
Leasehold improvements	20,976,985	15,064,062
Furniture and fixtures	19,544,269	12,528,835
Other equipment	3,555,463	4,812,266
Construction in progress	6,436,130	2,758,476

	50,512,847	35,163,639
Less accumulated depreciation and amortization	16,689,521	15,382,964

Net equipment and improvements	33,823,326	19,780,675
Other assets:
Long-term deferred tax asset	1,758,088	1,629,813
Other	34,134	17,296

Total other assets	1,792,222	1,647,109

Total assets	$93,695,498	$58,718,644

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,578,978	$3,462,017
Accrued salaries, wages and related expenses	7,788,590	4,829,966
Other accrued liabilities	5,148,091	4,548,358
Current maturities of long-term debt	—	169,410
Income taxes payable	948,186	2,180,804

Total current liabilities	18,463,845	15,190,555
Long-term obligations:
Long-term debt	5,207,062	5,053,359
Accrued rent obligation	1,197,139	1,089,899

Total long-term obligations	6,404,201	6,143,258
Stockholders' equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock—$0.01 par value, 29,000,000 shares authorized, 16,003,597 and 15,184,537 shares issued and outstanding in 2001 and 2000, respectively	172,458	164,267
Additional paid-in capital	36,270,931	30,476,959
Retained earnings	35,614,022	10,088,048

	72,057,411	40,729,274
Common stock held in treasury, 1,242,000 shares at cost	(2,999,961)	(2,999,961)
Common stock subscriptions receivable	(229,998)	(344,482)

Total stockholders' equity	68,827,452	37,384,831

Total liabilities and stockholders' equity	$93,695,498	$58,718,644

See accompanying notes to consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Fiscal year ended
	March 3, 2001	February 26, 2000	February 27, 1999
Net sales	$209,155,984	$143,401,667	$110,142,393
Cost of sales:
Merchandise, buying and occupancy	116,465,949	87,864,540	71,488,228

Gross profit	92,690,035	55,537,127	38,654,165
Selling, general and administrative	46,775,977	33,305,746	25,621,024
Depreciation and amortization	4,674,862	3,387,070	2,678,987

Operating income	41,239,196	18,844,311	10,354,154
Interest (income) expense, net	(851,842)	47,324	282,508

Income before income taxes	42,091,038	18,796,987	10,071,646
Income tax provision	16,565,064	7,261,840	3,879,875

Net income before extraordinary gain	25,525,974	11,535,147	6,191,771
Extraordinary gain	—	—	35,396

Net income	$25,525,974	$11,535,147	$6,227,167

Basic earnings per common share:
Net income before extraordinary gain	$1.64	$0.78	$0.41
Extraordinary gain	—	—	0.00

Net income	$1.64	$0.78	$0.41

Basic shares outstanding	15,579,240	14,868,000	15,327,495

Diluted earnings per common share:
Net income before extraordinary gain	$1.50	$0.73	$0.39
Extraordinary gain	—	—	0.00

Net income	$1.50	$0.73	$0.39

Diluted shares outstanding	17,001,882	15,822,819	16,111,697

See accompanying notes to consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock			Retained Earnings (Accumulated Deficit)		Common Stock Subscriptions Receivable
			Additional Paid-in Capital		Common Stock Held In Treasury
	Shares	Amount					Total
February 28, 1998	4,523,393	$45,234	$28,588,350	$(7,674,266)	$—	$—	$20,959,318
Stock issued on exercise of options	194,368	1,944	611,260	—	—	—	613,204
Tax benefit on exercise of stock options	—	—	105,038	—	—	—	105,038
Common stock subscriptions receivable	—	—	—	—	—	(175,000)	(175,000)
Acquisition of common stock held in treasury, at cost	(368,000)	—	—	—	(2,999,961)	—	(2,999,961)
Net income	—	—	—	6,227,167	—	—	6,227,167

February 27, 1999	4,349,761	47,178	29,304,648	(1,447,099)	(2,999,961)	(175,000)	24,729,766
Stock split	2,174,881	23,589	(23,589)	—	—	—	—

February 27, 1999, split adjusted	6,524,642	70,767	29,281,059	(1,447,099)	(2,999,961)	(175,000)	24,729,766
Stock issued on exercise of options	223,994	2,240	942,258	—	—	—	944,498
Tax benefit on exercise of stock options	—	—	344,902	—	—	—	344,902
Common stock subscriptions receivable	—	—	—	—	—	(169,482)	(169,482)
Net income	—	—	—	11,535,147	—	—	11,535,147

February 26, 2000	6,748,636	73,007	30,568,219	10,088,048	(2,999,961)	(344,482)	37,384,831
Stock splits	8,435,901	91,260	(91,260)	—	—	—	—

February 26, 2000, split adjusted	15,184,537	164,267	30,476,959	10,088,048	(2,999,961)	(344,482)	37,384,831
Stock issued on exercise of options	819,060	8,191	1,729,969	—	—	—	1,738,160
Tax benefit on exercise of stock options	—	—	4,064,003	—	—	—	4,064,003
Common stock subscriptions receivable	—	—	—	—	—	114,484	114,484
Net income	—	—	—	25,525,974	—	—	25,525,974

March 3, 2001	16,003,597	$172,458	$36,270,931	$35,614,022	$(2,999,961)	$(229,998)	$68,827,452

See accompanying notes to consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal year ended
	March 3, 2001	February 26, 2000	February 27, 1999
Cash flows from operating activities:
Net income	$25,525,974	$11,535,147	$6,227,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,674,862	3,387,070	2,678,987
Income tax benefit on exercise of stock options	4,064,003	344,902	105,038
Extraordinary gain from early extinguishment of debt	—	—	(57,090)
Increase in deferred tax assets	(300,090)	(584,126)	(6,235)
Loss on disposal of property and equipment	129,029	91,373	57,134
Increase in accrued rent obligation	107,240	17,309	55,034
Interest on Senior Notes added to principal	153,703	149,165	224,979
Changes in operating assets and liabilities:
Increase in merchandise inventory, prepaid expenses, receivables and other assets	(8,522,276)	(1,151,034)	(712,147)
Increase (decrease) in accounts payable and accrued liabilities	2,823,616	3,663,311	(110,004)
Increase (decrease) in income taxes payable	(1,232,618)	1,633,868	359,954

Net cash provided by operating activities	27,423,443	19,086,985	8,822,817
Cash flows from investing activities:
Purchase of equipment and improvements	(17,005,270)	(9,571,052)	(4,465,051)
Proceeds from sale of furniture and fixtures	10,430	78,800	63,699

Net cash used in investing activities	(16,994,840)	(9,492,252)	(4,401,352)
Cash flows from financing activities:
Principal payments on debt agreements	(169,410)	(271,592)	(5,120,428)
Exercise of stock options	1,738,160	944,498	613,204
Common stock subscriptions receivable	114,484	(169,482)	(175,000)
Acquisition of common stock held in treasury, at cost	—	—	(2,999,961)

Net cash provided by (used in) financing activities	1,683,234	503,424	(7,682,185)
Net increase (decrease) in cash and cash equivalents	12,111,837	10,098,157	(3,260,720)
Cash and cash equivalents at beginning of year	22,685,876	12,587,719	15,848,439

Cash and cash equivalents at end of year	$34,797,713	$22,685,876	$12,587,719

Supplemental cash flow information:
Interest paid during the year	$473,054	$482,188	$821,831
Income taxes paid during the year	$14,033,769	$5,842,468	$3,442,812
Purchases of equipment and improvements, accrued not paid	$1,851,702	$811,902	$346,679

See accompanying notes to consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    Christopher & Banks Corporation, through its wholly-owned subsidiary, Christopher & Banks, Inc. (collectively referred to as "Christopher & Banks" or the "Company"), operates retail specialty stores selling women's apparel, primarily in the northern half of the United States. The Company operated 273, 223 and 195 stores at the end of fiscal 2001, 2000 and 1999, respectively.

  Company name change

    On July 26, 2000, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to change the Company name from Braun's Fashions Corporation to Christopher & Banks Corporation. The name change became effective immediately upon shareholder approval.

  Fiscal year and basis of presentation

    The Company's fiscal year ends on the Saturday nearest February 28. The fiscal year ended March 3, 2001 consisted of 53 weeks. The fiscal years ended February 26, 2000 and February 27, 1999 each consisted of 52 weeks. The consolidated financial statements include the accounts of Christopher & Banks Corporation and its wholly-owned subsidiary, Christopher & Banks, Inc. All significant intercompany accounts have been eliminated in consolidation.

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

  Equipment and improvements

    Equipment and improvements are stated at cost. Equipment is depreciated over its estimated useful life, ranging from three to ten years. Improvements are amortized over the term of the related leases, which is typically ten years. Repairs and maintenance which do not extend an asset's useful life are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period. The Company evaluates its long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of March 3, 2001, the Company has determined that no adjustment to the financial statements is necessary under SFAS No. 121.

  Revenue recognition

    The Company recognizes revenue at the time of sale.

  Shipping and handling costs

    All shipping and handling costs are reported in cost of sales.

  Rent expense

    Many of the Company's lease agreements for retail space include escalation clauses in minimum base rent. The Company recognizes minimum base rent expense in equal annual amounts over the term of the lease.

  Advertising

    The Company expenses advertising costs as incurred. Advertising costs for the fiscal years ended 2001, 2000 and 1999 were $552,000, $392,000 and $645,000, respectively.

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

    The following is a reconciliation of the number of shares (denominator) and per share amounts used in the basic and diluted EPS computations:

	Basic EPS	Effect of Dilutive Stock Options	Diluted EPS
Fiscal 2001
Shares	15,579,240	1,422,642	17,001,882
Per share amount	$1.64	$(0.14)	$1.50
Fiscal 2000
Shares	14,868,000	954,819	15,822,819
Per share amount	$0.78	$(0.05)	$0.73
Fiscal 1999
Shares	15,327,495	784,202	16,111,697
Per share amount before extraordinary gain	$0.41	$(0.02)	$0.39
Per share amount including extraordinary gain	$0.41	$(0.02)	$0.39

  Use of estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during a reporting period. As a result, actual results could differ because of the use of these estimates and assumptions.

  Comprehensive income (loss)

    There were no other comprehensive income (loss) items in the years ended March 3, 2001, February 26, 2000 and February 27, 1999.

NOTE 2—LONG-TERM DEBT

    In January 1997, the Company issued $10,300,200 of debt in the form of 12% Senior Notes (the "Senior Notes") due January 2005. In fiscal 1999 and fiscal 1998, the Company repurchased $4,676,000 and $1,033,000, respectively, of principal face amount of its Senior Notes at a discount from par. These purchases satisfied all of the annual mandatory redemption requirements through January 1, 2004, leaving no additional mandatory payments due until maturity on January 1, 2005. The Senior Notes were issued pursuant to an Indenture for the Senior Notes (the "Indenture") dated as of December 2, 1996. The principal amount of the Senior Notes bears interest at the rate of 12% per annum. Interest at the rate of 9% per annum on the outstanding principal amount is due monthly. Interest at the rate of 3% per annum on the outstanding principal amount accrues monthly and upon accrual is treated as principal for all purposes, including without limitations, the calculation of all interest payments due thereafter, and is payable in full on January 1, 2005.

    The Senior Notes are general uncollateralized senior obligations of the Company. The Indenture contains certain covenants which, among other things, limit the ability of the Company to incur liens and additional indebtedness. As of March 3, 2001, the most recent measurement date, the Company was in compliance with all covenants of the Indenture.

    In March 1999, the Company entered into an Amended and Restated Revolving Credit and Security Agreement with Wells Fargo Bank, National Association, formerly Norwest Bank Minnesota, National Association, (the "Wells Fargo Revolver") which expires on June 30, 2002. In fiscal 2001, the

Wells Fargo Revolver was amended to provide the Company with revolving credit loans and letters of credit up to $18 million, subject to a borrowing base formula based on inventory levels.

    Loans under the Wells Fargo Revolver bear interest at Wells Fargo's base rate, 8 1/2% as of March 3, 2001, plus 1/4%. Interest is payable monthly in arrears. The Wells Fargo Revolver carries a facility fee of 1/4% based on the unused portion as defined in the agreement. This facility is collateralized by the Company's equipment, general intangibles, inventory and investment property. The Company had no borrowings under the Wells Fargo Revolver in fiscal 2001. The borrowing base at March 3, 2001, was $12.7 million. As of March 3, 2001, the Company had outstanding letters of credit of $8.0 million. Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $4.7 million at that date.

    The Wells Fargo Revolver contains certain restrictive covenants, including restrictions on incurring additional indebtedness, limitations on certain types of investments and prohibitions on paying dividends. The Wells Fargo Revolver also requires the Company to maintain certain financial ratios. As of March 3, 2001, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

    Outstanding long-term debt consists of the following:

	March 3, 2001	February 26, 2000
12% Senior Notes due 2005	$5,207,062	$5,053,359
Obligation under capital lease	—	169,410

	5,207,062	5,222,769
Less:
Current maturities of capital lease obligation	—	169,410

Long-term debt	$5,207,062	$5,053,359

NOTE 3—STOCKHOLDERS' EQUITY

    In November 1999, the Company's Board of Directors approved a 3-for-2 stock split in the form of a stock dividend on the Company's outstanding common stock. The record date was November 30, 1999 and the stock dividend was distributed on December 14, 1999. The Company's Board of Directors approved another 3-for-2 stock split in May 2000. The record date was June 27, 2000 and the stock dividend was paid on July 11, 2000. In January 2001, the Company's Board of Directors approved a third 3-for-2 stock split. The record date was January 29, 2001 and the stock dividend was distributed on February 12, 2001.

    Share and per share data, except for amounts in the Consolidated Statement of Stockholders' Equity, have been restated to reflect the effects of the three stock splits.

NOTE 4—STOCK OPTION PLANS

    Under various plans, the Company may grant options to purchase common stock to employees and non-employee members of its Board of Directors at a price not less than 100% of the fair market value of the Company's common stock on the option grant date. In general, the options vest over three to five years and are exercisable up to ten years from the date of grant.

    The Company has elected to recognize compensation cost for its stock based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Generally, no compensation expense is recognized for stock options with exercise prices equal to the market value of the underlying shares of stock at the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS

No. 123"), "Accounting for Stock-Based Compensation." If compensation cost for these plans had been determined based on the fair value methodology prescribed by SFAS No. 123, the Company's net earnings and earnings per share in fiscal 2001, 2000 and 1999 would have been reduced to the pro forma amounts indicated below.

	2001	2000	1999
Net income—as reported	$25,525,974	$11,535,147	$6,227,167
Net income—pro forma	$24,179,657	$10,972,648	$5,814,836
Net income per diluted share—as reported	$1.50	$0.73	$0.39
Net income per diluted share—pro forma	$1.42	$0.69	$0.36

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    The following weighted-average assumptions were used for grants in fiscal 2001, 2000 and 1999:

	2001	2000	1999
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	53.84%	53.28%	53.76%
Risk-free interest rate	6.49% - 6.59%	4.71% - 5.41%	5.47%
Expected lives	3.71 Years	3.74 Years	4.31 Years

    The following summarizes stock option transactions:

	Fiscal Year Ended
	March 3, 2001		February 26, 2000		February 27, 1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	2,206,796	$3.14	2,251,783	$2.38	1,899,663	$1.46
Granted	658,200	17.85	459,000	5.46	1,029,375	3.17
Exercised	(819,060)	2.12	(503,987)	1.88	(655,992)	0.93
Cancelled	(31,500)	3.79	—	—	(21,263)	2.33

Outstanding, end of period	2,014,436	$8.35	2,206,796	$3.14	2,251,783	$2.38

Exercisable, end of period	560,859	$6.08	760,608	$2.20	530,103	$1.53

Available for grant, end of period	514,050		1,140,750		840,375

    The following summarizes stock options outstanding and options exercisable at March 3, 2001:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.89-$2.89	226,132	6.43	$2.50	97,880	$2.34
$3.17-$4.04	944,479	7.26	3.30	311,104	3.22
$5.00-$7.67	185,625	8.35	7.42	50,625	6.78
$17.50-$18.08	631,200	8.60	17.59	101,250	18.08
$23.71-$24.00	27,000	9.57	23.84	—	—

	2,014,436	7.72	$8.35	560,859	$6.08

NOTE 5—INCOME TAXES

    The provision for income taxes for the fiscal years ended March 3, 2001, February 26, 2000 and February 27, 1999, consisted of:

	2001	2000	1999
Current
Federal	$13,865,154	$6,520,966	$3,186,110
State	3,000,000	1,325,000	700,000

Current tax expense	16,865,154	7,845,966	3,886,110
Deferred	(300,090)	(584,126)	(6,235)

Provision for income tax	$16,565,064	$7,261,840	$3,879,875

    The Company's effective income tax rate for the fiscal years ended March 3, 2001, February 26, 2000 and February 27, 1999, differs from the federal income tax rate as follows:

	2001	2000	1999
Federal income tax at statutory rate	35.0%	35.0%	34.0%
State income tax (net of federal benefit)	4.6	4.6	4.6
Other	(0.2)	(1.0)	(0.1)

	39.4%	38.6%	38.5%

    The net deferred tax assets included in the consolidated balance sheet as of March 3, 2001 and February 26, 2000, are as follows:

	March 3, 2001	February 26, 2000
Accrued liabilities	$432,427	$431,520
Inventory and other	437,295	266,387

Current deferred tax assets	869,722	697,907

Depreciation and amortization	997,325	934,874
Accrued rent obligation	418,998	381,465
Interest on Senior Notes added to principal	215,632	161,835
Other	126,133	151,639

Long-term deferred tax assets	1,758,088	1,629,813

Total deferred tax assets	$2,627,810	$2,327,720

    Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income.

NOTE 6—EMPLOYEE BENEFIT PLANS

    The Company has established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for the benefit of all employees who meet certain eligibility requirements, primarily age and length of service. The plan allows eligible employees to invest from 1% to 16% of their compensation. In fiscal 2000, the Company amended the plan to allow for fixed quarterly Company matching contributions of 50% of the first 3% of the participants pre-tax contributions and 25% of the next 3% of the participants pre-tax contributions. In fiscal 1999, the Company approved discretionary matching contributions of 25% of the first 6% of the participants pre-tax contributions. Company contributions for the fiscal years ended March 3, 2001, February 26, 2000 and February 27, 1999 were $217,043, $134,708 and $67,362, respectively.

    The Company does not offer any other post-retirement, post-employment or pension benefits to directors or employees.

NOTE 7—LEASE COMMITMENTS

    The Company leases each of its store locations, its office and warehouse facility and vehicles. All of these leases are accounted for as operating leases. The store lease terms, including rental period, renewal options, escalation clauses and rent as a percentage of sales, vary among the leases. Most store leases require the Company to pay real estate taxes and common area maintenance charges.

    Total rental expense for all leases was as follows:

	Fiscal year ended
	March 3, 2001	February 26, 2000	February 27, 1999
Minimum rent	$10,883,330	$7,686,749	$5,655,384
Contingent rent—based on a percentage of sales	2,156,900	1,625,059	1,824,926
Maintenance, taxes and other	6,250,124	4,444,393	3,267,663

	$19,290,354	$13,756,201	$10,747,973

    On April 30, 2001, the Company purchased its existing 210,000 square foot headquarters and distribution center facility in Plymouth, Minnesota for $8.8 million in cash. In connection with the purchase, the Company assumed a lease and currently leases the entire facility to a third party. The Company will receive minimum rent payments of $81,393 per month from May 1, 2001 through December 31, 2001 and $97,772 per month from January 1, 2002 through June 30, 2005. In turn, the Company leases back the entire facility under an agreement which expires on June 14, 2005. The Company is required to pay base rent of $62,174 per month or $746,088 annually.

    The Company subleases 80,000 square feet of warehouse space in its distribution center to a third party. Under the agreement, the Company will receive $26,667 per month through August 31, 2003 and $30,000 per month from September 1, 2003 through May 31, 2005. The subtenant is also required to reimburse the Company for property taxes, utilities and other operating costs of the subleased portion of the facility.

    Under a second sublease expiring on May 31, 2005, the Company subleases 33,000 square feet of warehouse and office space to a third party. Under the agreement the Company will receive annual minimum rent of $132,000. The subtenant is also required to reimburse the Company for property taxes, utilities and other operating costs of the subleased portion of the facility. Under the sublease, the Company has the right to terminate the agreement on August 31, 2002, upon six months written notice at any time on or before February 1, 2002.

    Future minimum rental commitments for all leases, including the lease assumed by the Company in connection with the purchase of its headquarters and distribution center facility, are as follows:

	Operating Leases
Fiscal Year	Retail store facilities	Office/ warehouse facilities	Vehicles/ Other	Total
2002	$11,458,046	$(552,604)	$180,916	$11,086,358
2003	11,100,977	(879,180)	53,865	10,275,662
2004	10,463,201	(899,178)	—	9,564,023
2005	9,652,364	(919,176)	—	8,733,188
2006	9,066,434	(298,551)	—	8,767,883
Thereafter	33,954,604	—	—	33,954,604

Total minimum lease payments	$85,695,626	$(3,548,689)	$234,781	$82,381,718

NOTE 8—SOURCES OF SUPPLY

    The Company's ten largest vendors represented approximately 68%, 58% and 45% of the Company's purchases in fiscal 2001, 2000 and 1999, respectively. Purchases from the Company's largest overseas supplier accounted for 37%, 26% and 20% of total purchases in fiscal 2001, 2000 and 1999, respectively.

NOTE 9—QUARTERLY FINANCIAL DATA (UNAUDITED):

  (In thousands, except per share data)

	Fiscal 2001 Quarters
	1st	2nd	3rd	4th
Net sales(1)	$42,336	$41,548	$57,262	$68,010
Gross profit	$18,420	$17,731	$26,131	$30,408
Operating income	$7,872	$6,685	$12,900	$13,782
Net income	$4,897	$4,194	$7,937	$8,498
Basic per share data:(2)
Net income	$0.32	$0.27	$0.50	$0.54

Diluted per share data:(2)
Net income	$0.29	$0.25	$0.46	$0.50

Market price—high(3)	$12.444	$23.333	$27.917	$34.000
—low(3)	$6.000	$9.778	$18.500	$15.250

	Fiscal 2000 Quarters
	1st	2nd	3rd	4th
Net sales(1)	$29,206	$29,207	$39,804	$45,185
Gross profit	$10,336	$9,601	$15,681	$19,919
Operating income	$2,502	$1,430	$6,460	$8,452
Net income	$1,520	$837	$3,920	$5,258
Basic per share data:(2)
Net income	$0.10	$0.06	$0.26	$0.35

Diluted per share data:(2)
Net income	$0.10	$0.05	$0.25	$0.32

Market price—high(3)	$3.481	$5.481	$6.444	$9.778
—low(3)	$2.241	$3.222	$4.278	$6.074

(1)
The Company's quarterly net sales show seasonal variation, as sales in the third and fourth quarters, which include the fall and holiday seasons, generally have been higher than sales in the first and second quarters.

(2)
The summation of quarterly per share data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

(3)
The market prices presented above represent the quarterly high and low sales prices of the Company's common stock, as adjusted for stock splits.

NOTE 10—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 137, which delays the adoption of SFAS No. 133, requires adoption of SFAS No. 133 for annual periods beginning after June 15, 2000. SFAS No. 133 establishes standards for recognition and measurement of derivatives and hedging activities. The Company does not currently engage in these types of risk management or investment activities. Therefore, SFAS No. 133 is not anticipated to have any impact on the Company's financial position or results of operations.

    The SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"), in December 1999, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 had no impact on the Company's financial position or results of operations for the years ended March 3, 2001, February 26, 2000 and February 27, 1999.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no matters which are required to be reported under Item 9.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding the Company's directors required by Item 10 is incorporated herein by reference to the section entitled, "Item 1—Election of Directors," in the Company's proxy statement for its 2001 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended March 3, 2001. Information regarding the Company's executive officers required by Item 10 is included in Part I of this Annual Report on Form 10-K as permitted by General Instruction G(3) to Form 10-K. Information required by this Item concerning compliance with Section 16(a) of the Securities Act of 1934 is included in the proxy statement under the section entitled "Security Ownership of Certain Beneficial Owners and Management," and such information is incorporated herein by reference.

ITEM 11.

EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated herein by reference to the section entitled "Compensation of Executive Officers and Directors" in the Company's proxy statement for its 2001 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended March 3, 2001.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's proxy statement for its 2001 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulations 14A within 120 days of the Company's fiscal year ended March 3, 2001.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's proxy statement for its 2001 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended March 3, 2001.

PART IV

ITEM 14.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are filed as a part of this Report:

(1)
Financial Statements:

  (2)
  Financial Statement Schedules:

    All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  (3)
  Exhibits

Exhibits		Sequential Page No.
†3.1	Restated Certificate of Incorporation of the Company
†3.2	By-Laws of the Company, as amended
†3.3	Articles of Incorporation of Christopher & Banks, Inc.
†3.4	By-laws of Christopher & Banks, Inc.
*3.5	Articles of Amendment to the Articles of Incorporation of Christopher & Banks, Inc.
*3.6	Certificate of Amendment of Restated Certificate of Incorporation of Christopher & Banks Corporation
†10.1	1987 Stock Incentive Plan

†10.2	Amendment No. 1 to 1987 Stock Incentive Plan
†10.3	Amendment No. 2 to 1987 Stock Incentive Plan
†10.4	1992 Director Stock Option Plan
†10.5	Christopher & Banks, Inc. Retirement Savings Plan
†10.9	Sublease Agreement by and between Westburne Supply, Inc., United Westburne, Inc. and Braun's Fashions, Inc., dated February 16, 1994
†10.10	Side Agreement between Braun's Fashions, Inc., Westburne Supply, Inc. and United Westburne, Inc. regarding moving expenses dated February 16, 1994
†10.11	Tax Sharing Agreement between Braun's Fashions Corporation and Braun's Fashions, Inc.
†10.12	Registrant's press release dated July 2, 1996 relating to the filing of the Registrant's plan of reorganization.
†10.13	Second Amended Plan of Reorganization dated October 22, 1996 (the "Plan of Reorganization").
†10.14	Motion to Approve Technical Amendment to the Plan of Reorganization dated November 19, 1996.
†10.15	Amended and Restated Revolving Credit and Security Agreement dated as of March 15, 1999 between Norwest Bank Minnesota, National Association and Braun's Fashions, Inc. and Braun's Fashions Corporation
†10.16	Indenture dated as of December 2, 1996 by and among Braun's Fashions Corporation, Braun's Fashions, Inc. and Schroder Bank &Trust Company.
†10.17	1997 Stock Incentive Plan
†10.18	Management Succession and Separation Agreement by and between Braun's Fashions Corporation and Nicholas H. Cook dated as of February 26, 1998
†10.19	Management Succession and Separation Agreement by and between Braun's Fashions Corporation and Herbert D. Froemming dated as of February 26, 1998
†10.23	First Supplemental Indenture dated as of November 9, 1998
†10.24	Amendment No. 1 to 1997 Stock Incentive Plan.
†10.25	1998 Director Stock Option Plan
†10.26	Certificate of Amendment of the Company's restated Certificate of Incorporation dated as of August 16, 1999
†10.27	First Amendment to Amended and Restated Revolving Credit and Security Agreement dated as of September 17, 1999
†10.28	Second Amendment to the Company's 1997 Stock Incentive Plan dated as of July 28, 1999
†10.29	Braun's Fashions Corporation 1999 Execution Loan Program dated as of July 28, 1999
†10.30	Executive Employment Agreement, dated March 1, 2000, between Braun's Fashions Corporation and William J. Prange
†10.31	Executive Employment Agreement, dated March 1, 2000, between Braun's Fashions Corporation and Joseph E. Pennington

†10.32	Executive Employment Agreement, dated January 1, 2000, between Braun's Fashions Corporation and Tammy Leomazzi Boyd
†10.35	Executive Employment Agreement, dated March 1, 2000, between Christopher & Banks Corporation and Ralph C. Neal
*10.36	Executive Employment Agreement, dated March 1, 2001, between Christopher & Banks Corporation and Andrew K. Moller
*10.37	Third Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of February 23, 2001
†22.1	Subsidiaries of Company
*23.1	Consent of Independent Accountants

†
Previously filed

*
Filed with this report

(b)
Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended March 3, 2001.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 25, 2001.

CHRISTOPHER & BANKS CORPORATION
By:	/s/ WILLIAM J. PRANGE William J. Prange Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. PRANGE William J. Prange	Chairman and Chief Executive Officer (Principal Executive Officer)	May 25, 2001
/s/ JOSEPH E. PENNINGTON Joseph E. Pennington	President and Chief Operating Officer and Director	May 25, 2001
/s/ ANDREW K. MOLLER Andrew K. Moller	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 25, 2001
/s/ NICHOLAS H. COOK Nicholas H. Cook	Director	May 25, 2001
/s/ MARC C. OSTROW Marc C. Ostrow	Director	May 25, 2001
/s/ JAMES J. FULD, JR. James J. Fuld, Jr.	Director	May 25, 2001
/s/ DONALD D. BEELER Donald D. Beeler	Director	May 25, 2001
/s/ LARRY C. BARENBAUM Larry C. Barenbaum	Director	May 25, 2001
/s/ ANNE L. JONES Anne L. Jones	Director	May 25, 2001

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
CHRISTOPHER & BANKS CORPORATION 2001 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
PART I ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT
PART II ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK Not applicable.
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENT OF OPERATIONS
CHRISTOPHER & BANKS CORPORATION CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
CHRISTOPHER & BANKS CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES