Form 10-Q
period 2001-06-02
CHRISTOPHER & BANKS CORP
filed 2001-07-17
CIK 883943

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES /x/  NO / /

    As of July 2, 2001, 16,279,445 shares of the registrant's common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

    PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	11
Item 2.	Changes in Securities and Use of Proceeds	11
Item 3.	Defaults Upon Senior Securities	11
Item 4.	Submission of Matters to a Vote of Security Holders	11
Item 5.	Other Information	11
Item 6.	Exhibits and Reports on Form 8-K	11
	Signatures	12

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET

	June 2, 2001	March 3, 2001	May 27, 2000
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,732,984	$34,797,713	$22,098,968
Accounts receivable	3,395,547	1,986,956	1,679,925
Merchandise inventory	19,908,216	15,830,801	12,462,762
Prepaid expenses	5,084,547	4,594,758	1,241,965
Current deferred tax asset	869,722	869,722	697,907

Total current assets	46,991,016	58,079,950	38,181,527
Property, equipment and improvements, net	47,697,864	33,823,326	20,911,091
Other assets:
Long-term deferred tax asset	1,758,088	1,758,088	1,629,813
Other	40,027	34,134	24,114

Total other assets	1,798,115	1,792,222	1,653,927

Total assets	$96,486,995	$93,695,498	$60,746,545

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,164,986	$4,578,978	$2,121,639
Accrued liabilities	7,569,052	12,936,681	6,900,547
Current maturities of long-term debt	—	—	97,999
Income taxes payable	3,767,511	948,186	3,010,835

Total current liabilities	13,501,549	18,463,845	12,131,020
Long-term liabilities:
Long-term debt	5,246,213	5,207,062	5,091,354
Accrued rent obligation	1,244,175	1,197,139	1,116,433

Total long-term liabilities	6,490,388	6,404,201	6,207,787
Stockholders' equity:
Preferred stock—$0.01 par value, 1,000,000 shares
authorized; none outstanding	—	—	—
Common stock—$0.01 par value, 29,000,000 shares
authorized; 16,229,695, 16,003,597 and
15,307,617 shares issued and outstanding at June 2,
2001, March 3, 2001 and May 27, 2000, respectively	176,098	172,458	165,497
Additional paid-in capital	37,198,832	36,270,931	30,721,851
Retained earnings	42,170,089	35,614,022	14,984,830

	79,545,019	72,057,411	45,872,178
Common stock held in treasury, 1,242,000 shares at cost	(2,999,961)	(2,999,961)	(2,999,961)
Common stock subscriptions receivable	(50,000)	(229,998)	(464,479)

Total stockholders' equity	76,495,058	68,827,452	42,407,738

Total liabilities and stockholders' equity	$96,486,995	$93,695,498	$60,746,545

See accompanying notes to unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended
	June 2, 2001	May 27, 2000
Net sales	$57,551,974	$42,336,036
Cost of sales:
Merchandise, buying and occupancy	32,312,935	23,916,226

Gross profit	25,239,039	18,419,810
Selling, general and administrative	13,087,009	9,521,841
Depreciation and amortization	1,517,992	1,025,525

Operating income	10,634,038	7,872,444
Interest income, net	(202,438)	(155,068)

Income before income taxes	10,836,476	8,027,512
Income tax provision	4,280,409	3,130,730

Net income	$6,556,067	$4,896,782

Basic earnings per common share:
Net income	$0.41	$0.32

Basic shares outstanding	16,157,329	15,296,930

Diluted earnings per common share:
Net income	$0.38	$0.29

Diluted shares outstanding	17,340,464	16,634,154

See accompanying notes to unaudited consolidated condensed financial statements.

CHRISTOPHER AND BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Quarter Ended
	June 2, 2001	May 27, 2000
Cash flows from operating activities:
Net income	$6,556,067	$4,896,782
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,517,992	1,025,525
Loss on disposal of equipment	13,116	35,471
Increase in accrued rent obligation	47,036	26,534
Interest on 12% Senior Notes added to principal	39,151	37,995
Changes in operating assets and liabilities:
Increase in accounts receivable, merchandise inventory, prepaid expenses and other assets	(5,981,688)	(1,484,393)
Decrease in accounts payable, accrued liabilities and income taxes payable	(5,671,041)	(3,034,527)

Net cash provided by (used in) operating activities	(3,479,367)	1,503,387
Cash flows from investing activities:
Purchase of property, equipment and improvements	(14,696,901)	(2,145,009)

Net cash used in investing activities	(14,696,901)	(2,145,009)
Cash flows from financing activities:
Principal payments on long-term debt	—	(71,411)
Exercise of stock options	931,541	246,122
Common stock subscriptions receivable	179,998	(119,997)

Net cash provided by financing activities	1,111,539	54,714

Net decrease in cash and cash equivalents	(17,064,729)	(586,908)
Cash and cash equivalents at beginning of year	34,797,713	22,685,876

Cash and cash equivalents at end of period	$17,732,984	$22,098,968

Supplemental cash flow information:
Interest paid during the quarter	$122,192	$119,076
Income taxes paid during the quarter	$1,463,200	$2,281,300
Purchases of equipment and improvements accrued, not paid	$708,745	$46,403

See accompanying notes to unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

    The financial statements included in this Form 10-Q have been prepared by Christopher & Banks Corporation, formerly Braun's Fashions Corporation, and subsidiary (the "Company"), without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2001.

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

NOTE 2 — PURCHASE OF HEADQUARTERS AND DISTRIBUTION CENTER FACILITY

    On April 20, 2001, the Company completed the purchase of its existing 210,000 square foot headquarters and distribution center facility in Plymouth, Minnesota for $8.8 million in cash. In connection with the purchase, the Company assumed a lease from the prior owner. Under the agreement, the Company leased the building to a third party and, in turn, leased back the entire facility.

    On July 10, 2001, the Company and the third party agreed to terminate the lease and related sublease. The Company received a lease termination payment of approximately $1.3 million. The payment will be recorded as a deferred credit and amortized over the remainder of the lease term which was originally scheduled to end on June 30, 2005.

NOTE 3 — NET INCOME PER SHARE

    Basic earnings per share ("EPS") is computed based on the weighted average number of shares of common stock outstanding during the applicable periods while diluted EPS is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding.

    The following is a reconciliation of the number of shares (denominator) and per share amounts used in the basic and diluted EPS computations:

	Quarter Ended
	June 2, 2001		May 27, 2000
	Shares	Net Income	Shares	Net Income
Basic EPS	16,157,329	$0.41	15,296,930	$0.32
Effect of dilutive stock options	1,183,135	(0.03)	1,337,224	(0.03)

Diluted EPS	17,340,464	$0.38	16,634,154	$0.29

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    Christopher & Banks Corporation, formerly Braun's Fashions Corporation, is a Minneapolis-based specialty retailer of women's apparel, which operates through its wholly-owned subsidiary, Christopher & Banks, Inc. As of July 2, 2001, the Company operated 319 stores in 29 states under the names Christopher & Banks, C.J. Banks, and Braun's, primarily in the northern half of the United States. The Company's stores offer coordinated assortments of exclusively designed sportswear, sweaters, and dresses.

    In the first quarter of fiscal 2002, the Company opened 43 new stores, including 27 Christopher & Banks stores and 16 C.J. Banks stores. The Company also converted eight existing Braun's stores to the Christopher & Banks name. As of June 2, 2001, the Company operated 184 Christopher & Banks, 95 Braun's and 36 C.J. Banks stores. During the remainder of fiscal 2002, the Company plans to open approximately 18 new Christopher & Banks stores and 22 additional C.J. Banks stores. Also, by December 2002, the Company plans to convert all remaining Braun's stores to the Christopher & Banks name.

    On April 20, 2001, the Company completed the purchase of its existing 210,000 square foot headquarters and distribution center facility in Plymouth, Minnesota for $8.8 million in cash. In connection with the purchase, the Company assumed a lease from the prior owner. Under the agreement, the Company leased the building to a third party and, in turn, leased back the entire facility.

    On July 10, 2001, the Company and the third party agreed to terminate the lease and related sublease. The Company received a lease termination payment of approximately $1.3 million. The payment will be recorded as a deferred credit and amortized over the remainder of the lease term which was originally scheduled to end on June 30, 2005.

    During the first quarter of fiscal 2002, the Company began to implement new point-of-sale hardware and software technology in its stores. As of July 2, 2001, the Company had installed the new registers in approximately 300 stores. The Company intends to complete the rollout of new registers to all stores by the end of July 2001.

Results of Operations

    The following table sets forth, for the periods indicated, certain items from the Company's statement of income expressed as a percentage of net sales.

	Quarter Ended
	June 2, 2001	May 27, 2000
Net sales	100.0%	100.0%
Merchandise, buying and occupancy	56.1	56.5

Gross profit	43.9	43.5
Selling, general and administrative	22.7	22.5
Depreciation and amortization	2.7	2.4

Operating income	18.5	18.6
Interest income, net	(0.3)	(0.4)

Income before income taxes	18.8	19.0
Income tax provision	7.4	7.4

Net income	11.4%	11.6%

QUARTER ENDED JUNE 2, 2001 COMPARED TO QUARTER ENDED MAY 27, 2000

    Net Sales.  Net sales for the quarter ended June 2, 2001 were $57.6 million, an increase of 36% from $42.3 million for the quarter ended May 27, 2000. The increase in sales was attributable to a 9% increase in same-store sales combined with an increase in the number of stores operated by the Company. The Company operated 315 stores at June 2, 2001 compared to 242 stores at May 27, 2000.

    Gross Profit.  Gross profit was $25.2 million, or 43.9% of net sales, during the first quarter of fiscal 2002 compared to $18.4 million or 43.5% of net sales during the same period in fiscal 2001. The 35 basis point increase in gross margin as a percent of net sales was due to an 85 basis point improvement in merchandise, buying and distribution costs, offset by 50 basis points of negative leveraging of occupancy expense as a result of opening 43 new stores.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first quarter of fiscal 2002 were $13.1 million or 22.7% of net sales compared to $9.5 million or 22.5% of net sales in the first quarter of fiscal 2001. The increase as a percent of net sales was primarily the result of higher start-up costs associated with new store openings. The Company opened 43 stores in the first quarter of fiscal 2002 compared to 19 new stores in the first quarter of fiscal 2001.

    Operating Income.  As a result of the foregoing, operating income for the quarter ended June 2, 2001 was $10.6 million, or 18.5% of net sales, compared to operating income of $7.9 million, or 18.6% of net sales, for the quarter ended May 27, 2000.

    Interest Income, Net.  For the quarter ended June 2, 2001, net interest income increased to $202,438 from $155,068 for the quarter ended May 27, 2000. The difference was primarily due to increased interest income resulting from a higher cash balance maintained during most of the first quarter of fiscal 2002.

    Income Taxes.  Income tax expense in the first quarter of fiscal 2002 was $4.3 million, with an effective tax rate of 39.5%, compared to $3.1 million, with an effective tax rate of 39.0%, in the first quarter of fiscal 2001. The increase in effective tax rate was due to a decrease in favorable permanent differences combined with a slightly higher overall state income tax rate.

    Net Income.  As a result of the foregoing factors, net income for the quarter ended June 2, 2001 was $6.6 million, or 11.4% of net sales, compared to $4.9 million, or 11.6% of net sales, for the quarter ended May 27, 2000.

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

    Net cash used in operating activities totaled $3.5 million in the first three months of fiscal 2002. The decrease in cash flows from operating activities was mainly a result of increases in inventory, prepaid expenses and accounts receivable and a decrease in current liabilities, partially offset by an increase in net income. Cash was also used to finance $14.7 million of capital expenditures. In the first quarter of fiscal 2002, the Company purchased its existing headquarters and distribution center facility in Plymouth, Minnesota, opened 43 new stores, substantially completed three major store remodelings and began installing new point-of-sale hardware and software in the Company's new and existing stores. During the remainder of the fiscal year, the Company intends to spend approximately $17 million on additional capital expenditures. The Company plans to open approximately 18 additional Christopher & Banks stores and 22 new C.J. Banks stores, to complete 12 additional major store remodels and to finish the rollout of new point-of-sale hardware and software to all new and existing stores. Management also anticipates that a portion of the $17 million in planned capital expenditures will relate to stores expected to open in March 2002. The Company expects its cash on hand combined with cash flow from operations to be sufficient to meet its capital expenditure, working capital, and other requirements for liquidity during the remainder of the year.

    In March 1999, the Company entered into an Amended and Restated Revolving Credit and Security agreement with Wells Fargo Bank, National Association, formerly Norwest Bank Minnesota, National Association (the "Wells Fargo Revolver") which expires on June 30, 2002. The Wells Fargo Revolver was amended to provide the Company with revolving credit loans and letters of credit up to $18 million, subject to a borrowing base formula tied to inventory levels.

    Loans under the Wells Fargo Revolver bear interest at Wells Fargo's base rate, 6.75% as of July 2, 2001, plus 0.25%. Interest is payable monthly in arrears. The Wells Fargo Revolver carries a facility fee of 0.25% on the unused portion of the Wells Fargo Revolver as defined in the agreement. This facility is collateralized by the Company's equipment, general intangibles, inventory and investment property. The Company had no revolving credit loan borrowings under the Wells Fargo Revolver in the first quarter of fiscal 2002. The borrowing base at July 2, 2001, was $13.9 million. As of July 2, 2001, the Company had outstanding letters of credit in the amount of $8.0  million under the Wells Fargo Revolver. Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $5.9 million at that date.

    The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness, limitations on certain types of investments and prohibitions on paying dividends, as well as requiring the maintenance of certain financial ratios. As of June 2, 2001, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

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

    The Senior Notes are general uncollateralized senior obligations of the Company. The Indenture contains certain covenants which, amount other things, limit the ability of the Company to incur liens and additional indebtedness. As of June 2, 2001, the most recent measurement date, the Company was in compliance with all covenants of the Indenture.

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

Inflation

    Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the quarters ended June 2, 2001 and May 27, 2000.

Forward Looking Information and Risk

    Information contained in this Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward- looking terminology such as "may", "will", "expect", "intend", "plan", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. These factors, among others, that could cause actual results to differ materially include: consumers' spending and debt levels; the Company's ability to execute its business plan including the successful expansion of its Christopher & Banks and C.J. Banks concepts; the Company's ability to open new stores on favorable terms and the timing of such store openings; the acceptance of the Company's merchandising strategies by its target customers; the ability of the Company to anticipate marketing trends and consumer needs; the loss of one or more of the Company's key executives; continuity of a relationship with or purchases from major vendors, particularly those from whom the Company imports merchandise; competitive pressures on sales and pricing; increases in other costs which cannot be recovered through improved pricing of merchandise; and the adverse effect of weather conditions from time to time on consumers' ability or desire to purchase new clothing.

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

ITEM 4.
SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the first quarter of fiscal 2002.

ITEM 5.
OTHER INFORMATION

    None.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits None
(b)	Reports on Form 8-K None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 6, 2001

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
CHRISTOPHER AND BANKS CORPORATION CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
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