Form 10-Q
period 2001-09-01
CHRISTOPHER & BANKS CORP
filed 2001-10-15
CIK 883943

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 1, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /x/  No / /

    As of October 5, 2001, 16,530,120 shares of the registrant's common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION
FORM 10-Q QUARTERLY REPORT
INDEX

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEET

	September 1, 2001	March 3, 2001	August 26, 2000
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,095,195	$34,797,713	$18,022,680
Accounts receivable	3,186,534	1,986,956	2,294,759
Merchandise inventory	19,876,849	15,830,801	15,356,026
Other current assets	4,797,437	5,464,480	3,423,601

Total current assets	48,956,015	58,079,950	39,097,066
Property, equipment and improvements, net	52,943,153	33,823,326	24,720,814
Other assets	1,796,805	1,792,222	1,655,061

Total assets	$103,695,973	$93,695,498	$65,472,941

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,492,066	$4,578,978	$3,479,570
Accrued liabilities	8,178,640	12,936,681	8,300,849
Current maturities of long-term debt	—	—	24,885
Income taxes payable	—	948,186	—

Total current liabilities	10,670,706	18,463,845	11,805,304
Long-term liabilities:
Long-term debt	5,285,658	5,207,062	5,129,635
Deferred revenue	1,221,875	—	—
Accrued rent obligation	1,240,743	1,197,139	1,145,780

Total long-term liabilities	7,748,276	6,404,201	6,275,415
Stockholders' equity:
Preferred stock-$0.01 par value, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock-$0.01 par value, 74,000,000 shares authorized; 16,520,370, 16,003,597 and 15,566,511 shares issued and outstanding at September 1, 2001, March 3, 2001 and August 26, 2000, respectively	177,623	172,458	168,084
Additional paid-in capital	40,649,976	36,270,931	31,494,636
Retained earnings	47,499,353	35,614,022	19,178,942

	88,326,952	72,057,411	50,841,662
Common stock held in treasury, 1,242,000 shares at cost	(2,999,961)	(2,999,961)	(2,999,961)
Common stock subscriptions receivable	(50,000)	(229,998)	(449,479)

Total stockholders' equity	85,276,991	68,827,452	47,392,222

Total liabilities and stockholders' equity	$103,695,973	$93,695,498	$65,472,941

See accompanying notes to unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended
	September 1, 2001	August 26, 2000
Net sales	$57,805,340	$41,548,413
Cost of sales:
Merchandise, buying and occupancy	33,657,514	23,817,336

Gross profit	24,147,826	17,731,077
Selling, general and administrative	13,734,250	9,956,487
Depreciation and amortization	1,614,318	1,089,774

Operating income	8,799,258	6,684,816
Interest income, net	(9,442)	(190,778)

Income before income taxes	8,808,700	6,875,594
Income tax provision	3,479,436	2,681,482

Net income	$5,329,264	$4,194,112

Basic earnings per common share:
Net income	$0.32	$0.27

Basic shares outstanding	16,436,728	15,460,802

Diluted earnings per common share:
Net income	$0.31	$0.25

Diluted shares outstanding	17,357,251	16,981,301

See accompanying notes to unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF INCOME
(Unaudited)

	Two Quarters Ended
	September 1, 2001	August 26, 2000
Net sales	$115,357,314	$83,884,449
Cost of sales:
Merchandise, buying and occupancy	65,970,449	47,733,562

Gross profit	49,386,865	36,150,887
Selling, general and administrative	26,821,259	19,478,328
Depreciation and amortization	3,132,310	2,115,299

Operating income	19,433,296	14,557,260
Interest income, net	(211,880)	(345,846)

Income before income taxes	19,645,176	14,903,106
Income tax provision	7,759,845	5,812,212

Net income	$11,885,331	$9,090,894

Basic earnings per common share:
Net income	$0.73	$0.59

Basic shares outstanding	16,297,029	15,378,866

Diluted earnings per common share:
Net income	$0.69	$0.54

Diluted shares outstanding	17,347,884	16,807,727

See accompanying notes to unaudited consolidated condensed financial statements

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Two Quarters Ended
	September 1, 2001	August 26, 2000
Cash flows from operating activities:
Net income	$11,885,331	$9,090,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,132,310	2,115,299
Income tax benefit on exercise of stock options	1,443,485	—
Loss on disposals of equipment	13,116	31,640
Increase in accrued rent obligation	43,604	55,881
Interest on 12% Senior Notes added to principal	78,596	76,276
Changes in operating assets and liabilities:
Increase in merchandise inventory and other current assets	(4,583,166)	(6,477,354)
Decrease in accounts payable, accrued liabilities and income taxes payable	(8,149,844)	(3,745,195)

Net cash provided by operating activities	3,863,432	1,147,441
Cash flows from investing activities:
Purchase of property, equipment and improvements	(21,908,548)	(6,593,039)
Proceeds from sale of equipment	—	10,430
Increase in deferred revenue	1,221,875	—

Net cash used in investing activities	(20,686,673)	(6,582,609)
Cash flows from financing activities:
Principal payments on long-term debt	—	(144,525)
Exercise of stock options	2,940,725	1,021,494
Common stock subscriptions receivable	179,998	(104,997)

Net cash provided by financing activities	3,120,723	771,972

Net decrease in cash and cash equivalents	(13,702,518)	(4,663,196)
Cash and cash equivalents at beginning of period	34,797,713	22,685,876

Cash and cash equivalents at end of period	$21,095,195	$18,022,680

Supplemental cash flow information:
Interest paid	$238,804	$237,114
Income taxes paid	$8,329,970	$9,056,150
Purchases of equipment and improvements accrued, not paid	$356,705	$504,469

See accompanying notes to unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

    The financial statements included in this Form 10-Q have been prepared by Christopher & Banks Corporation, formerly Braun's Fashions Corporation, and subsidiary (the "Company"), without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 3, 2001.

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

NOTE 2—PURCHASE OF HEADQUARTERS AND DISTRIBUTION CENTER FACILITY

    During the first quarter of fiscal 2002, the Company completed the purchase of its existing 210,000 square foot headquarters and distribution center facility in Plymouth, Minnesota for $8.8 million in cash. In connection with the purchase, the Company assumed a lease from the prior owner. Under the assumed lease, the Company leased the facility to a third party and, in turn, leased back the entire facility.

    On July 10, 2001, the Company and the third party agreed to terminate the lease and related sublease. The Company received a lease termination payment of approximately $1.3 million. The payment has been recorded as a deferred credit and will be amortized over the remainder of the original lease term through June 30, 2005.

NOTE 3—NET INCOME PER SHARE

    Basic earnings per share ("EPS") is computed based on the weighted average number of shares of common stock outstanding during the applicable periods while diluted EPS is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding.

    The following is a reconciliation of the number of shares (denominator) and per share amounts used in the basic and diluted EPS computations:

	Quarter Ended
	September 1, 2001		August 26, 2000
	Shares	Net Income	Shares	Net Income
Basic EPS	16,436,728	$0.32	15,460,802	$0.27
Effect of dilutive stock options	920,523	(0.01)	1,520,499	(0.02)

Diluted EPS	17,357,251	$0.31	16,981,301	$0.25

	Two Quarters Ended
	September 1, 2001		August 26, 2000
	Shares	Net Income	Shares	Net Income
Basic EPS	16,297,029	$0.73	15,378,866	$0.59
Effect of dilutive stock options	1,050,815	(0.04)	1,428,861	(0.05)

Diluted EPS	17,347,844	$0.69	16,807,727	$0.54

NOTE 4—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141, which requires the purchase method of accounting be used for all business combinations completed after June 30, 2001, clarifies the criteria for recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS No. 142, effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives be amortized over their useful lives. The Company will adopt SFAS No. 141 and SFAS No. 142 beginning March 3, 2002. Management believes that the adoption of SFAS No. 141 and SFAS No. 142 will not have a material impact on the Company's financial position or results of operations.

    In July 2001, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") which provides accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 beginning March 2, 2003. Management believes the adoption of SFAS No. 143 will not have a material impact on the Company's financial position or results of operations.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    Christopher & Banks Corporation, formerly Braun's Fashions Corporation, is a Minneapolis-based retailer of women's specialty apparel, which operates through its wholly-owned subsidiary, Christopher & Banks, Inc. As of October 5, 2001, the Company operated 343 stores in 30 states under the names Christopher & Banks, C.J. Banks and Braun's, primarily in the northern half of the United States. The Company's stores offer coordinated assortments of exclusively designed sportswear, sweaters, and dresses.

    The Company opened 36 new Christopher & Banks stores and 26 new C.J. Banks stores in the first two quarters of fiscal 2002 and plans to open 10 additional Christopher & Banks stores and 10 new C.J. Banks stores during the third quarter of fiscal 2002. As of September 1, 2001, the Company operated 333 stores including 227 Christopher & Banks stores, 60 Braun's stores and 46 C.J. Banks stores. The Company anticipates it will open approximately 90 new stores in fiscal 2003 with approximately half being Christopher & Banks stores and the remainder being C.J. Banks stores. In addition, the Company plans to convert all remaining Braun's stores to the Christopher & Banks name by December 2002. In fiscal 2003, the Company plans to expand both divisions in several states in which the Company currently operates, as well as in a number of adjacent states.

    During the first quarter of fiscal 2002, the Company completed the purchase of its existing 210,000 square foot headquarters and distribution center facility in Plymouth, Minnesota for $8.8 million in cash. In connection with the purchase, the Company assumed a lease from the prior owner. Under the assumed lease, the Company leased the facility to a third party and, in turn, leased back the entire facility.

    On July 10, 2001, the Company and the third party agreed to terminate the lease and related sublease. The Company received a lease termination payment of approximately $1.3 million. The payment was recorded as a deferred credit and will be amortized over the remainder of the original lease term through June 30, 2005.

    During the second quarter of fiscal 2002, the Company completed the installation of new point-of-sale hardware and software technology in all of its stores at a cost of approximately $4.7 million.

Results of Operations

    The following table sets forth, for the periods indicated, certain items from the Company's statement of income expressed as a percentage of net sales:

	Quarter Ended		Two Quarters Ended
	September 1, 2001	August 26, 2000	September 1, 2001	August 26, 2000
Net sales	100.0%	100.0%	100.0%	100.0%
Merchandise, buying and occupancy	58.2	57.3	57.2	56.9

Gross profit	41.8	42.7	42.8	43.1
Selling, general and administrative	23.8	24.0	23.3	23.2
Depreciation and amortization	2.8	2.6	2.7	2.5

Operating income	15.2	16.1	16.8	17.4
Interest income, net	(0.0)	(0.5)	(0.2)	(0.3)

Income before income taxes	15.2	16.6	17.0	17.7
Income tax provision	6.0	6.5	6.7	6.9

Net income	9.2%	10.1%	10.3%	10.8%

QUARTER ENDED SEPTEMBER 1, 2001 COMPARED TO QUARTER ENDED AUGUST 26, 2000

    Net Sales.  Net sales for the quarter ended September 1, 2001 were $57.8 million, an increase of $16.3 million or 39%, from $41.5 million for the quarter ended August 26, 2000. Same-store sales increased 8% in the second quarter of fiscal 2002, following a 21% increase in same-store sales in the second quarter of fiscal 2001. The increase in net sales was attributable to the 8% increase in same-store sales combined with an increase in the number of stores operated by the Company. The increase in same-store sales primarily resulted from strong performance at the Company's newer stores opened in fiscal 1999, 2000 and 2001, combined with strong customer acceptance of fall merchandise in late July and throughout August. The Company operated 333 stores at September 1, 2001 compared to 252 stores at August 26, 2000.

    Gross Profit.  Gross profit, which is net sales less cost of merchandise, buying and occupancy expenses, was $24.1 million, or 41.8% of net sales, during the second quarter of fiscal 2002 compared to $17.7 million, or 42.7% of net sales, during the same period in fiscal 2001. A greater number of newer stores, which are in the ramp-up phase of their sales curve, accounted for 50 basis points of negative leveraging of occupancy costs. Merchandise sourcing costs improved by 20 basis points, however this was offset by higher markdowns resulting from a more promotional retail environment in June and July.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the second quarter of fiscal 2002 were $13.7 million, or 23.8% of net sales, compared to $10.0 million, or 24.0% of net sales, in the second quarter of fiscal 2001. The decrease as a percent of net sales was primarily the result of leveraging of expenses resulting from increased sales combined with tight expense controls.

    Operating Income.  As a result of the foregoing factors, operating income for the quarter ended September 1, 2001 was $8.8 million, or 15.2% of net sales, compared to operating income of $6.7 million, or 16.1% of net sales, in the quarter ended August 26, 2000.

    Interest Income, Net.  For the quarter ended September 1, 2001, net interest income decreased to $9,442 from $190,778 for the quarter ended August 26, 2000. The decrease was due to a slightly lower average cash balance combined with lower interest rates on short-term investments during the second quarter of fiscal 2002.

    Income Taxes.  Income tax expense in the second quarter of fiscal 2002 was $3.5 million with an effective tax rate of 39.5% compared to $2.7 million with an effective tax rate of 39.0% in the second quarter of fiscal 2001. The increase in effective tax rate was due to a decrease in favorable permanent differences combined with a slightly higher average state income tax rate.

    Net Income.  As a result of the foregoing factors, net income for the quarter ended September 1, 2001 was $5.3 million, or 9.2% of net sales and $0.31 per diluted share, compared to $4.2 million, or 10.1% of net sales and $0.25 per diluted share, for the quarter ended August 26, 2000.

TWO QUARTERS ENDED SEPTEMBER 1, 2001 COMPARED TO TWO QUARTERS ENDED
AUGUST 26, 2000

    Net Sales.  Net sales for the two quarters ended September 1, 2001 were $115.4 million, an increase of $31.5 million or 38%, from $83.9 million for the two quarters ended August 26, 2000. Same-store sales increased 9% in the first six months of fiscal 2002, following a 21% increase in the first half of fiscal 2001. The increase in net sales was attributable to the 9% increase in same-store sales combined with an increase in the number of stores operated by the Company. The increase in same-store sales was attributable to strong performance at the Company's newer stores opened in fiscal 1999, 2000 and 2001, combined with strong customer acceptance of spring merchandise in March and April and fall merchandise in late July and throughout August. The Company operated 333 stores at September 1, 2001 compared to 252 stores at August 26, 2000.

    Gross Profit.  Gross profit, which is net sales less cost of merchandise, buying and occupancy expenses, was $49.4 million, or 42.8% of net sales, during the first half of fiscal 2002 compared to $36.2 million, or 43.1% of net sales, during the same period in fiscal 2001. The decrease in gross margin as a percent of net sales was primarily due to negative leveraging of occupancy expenses associated with opening 62 new stores in the first two quarters of fiscal 2002.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first half of fiscal 2002 were $26.8 million or 23.3% of net sales compared to $19.5 million or 23.2% of net sales in the first half of fiscal 2001. The slight increase as a percent of net sales was primarily due to greater start-up costs associated with new store openings. The Company opened 62 stores in the first six months of fiscal 2002 compared to 31 stores in the first six months of fiscal 2001.

    Operating Income.  As a result of the foregoing factors, operating income for the two quarters ended September 1, 2001 was $19.4 million, or 16.8% of net sales, compared to operating income of $14.6 million, or 17.4% of net sales, in the two quarters ended August 26, 2000.

    Interest Income, Net.  For the two quarters ended September 1, 2001, net interest income decreased to $211,880 from $345,846 for the two quarters ended August 26, 2000. The difference was primarily due to decreased interest income resulting from lower interest rates on short-term investments during the first half of fiscal 2002.

    Income Taxes.  Income tax expense in the first half of fiscal 2002 was $7.8 million with an effective tax rate of 39.5% compared to $5.8 million with an effective tax rate of 39.0% in the first half of fiscal 2001. The increase in effective tax rate was due to a decrease in favorable permanent differences combined with a slightly higher average state income tax rate.

    Net Income.  As a result of the foregoing factors, net income for the two quarters ended September 1, 2001 was $11.9 million, or 10.3% of net sales and $0.69 per diluted share, compared to

$9.1 million, or 10.8% of net sales and $0.54 per diluted share, for the two quarters ended August 26, 2000.

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

    Net cash provided by operating activities totaled $3.9 million for the first six months of fiscal 2002. Cash on hand and cash generated from operations was used to finance $21.9 million of capital expenditures. In the first six months of fiscal 2002, the Company purchased its existing headquarters and distribution center facility in Plymouth, Minnesota, opened 62 new stores, substantially completed seven major store remodelings and completed installation of new point-of-sale hardware and software in all stores. During the remainder of the fiscal year, the Company intends to spend approximately $10 million on additional capital expenditures. The Company plans to open 10 additional Christopher & Banks stores and 10 new C.J. Banks stores and to complete four additional major store remodels. Management anticipates that a portion of the $10 million in planned capital expenditures will relate to stores scheduled to open in March 2002. Financing activities, primarily the exercise of stock options, provided the Company net cash of $3.1 million in the first two quarters of fiscal 2002. During the first six months of fiscal 2002, the Company's officers, directors and key employees exercised an aggregate of 516,773 stock options. The proceeds to the Company from the exercise of these options amounted to $2.9 million. The Company expects its cash on hand combined with cash flow from operations to be sufficient to meet its capital expenditure, working capital, and other requirements for liquidity for the remainder of fiscal 2002 and all of fiscal 2003.

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

    Loans under the Wells Fargo Revolver bear interest at Wells Fargo's base rate (5.5% as of October 5, 2001) plus 0.25%. Interest is payable monthly in arrears. The Wells Fargo Revolver carries a facility fee of 0.25% on the unused portion of the Wells Fargo Revolver. This facility is collateralized by the Company's equipment, general intangibles, inventory and investment property. The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first two quarters of fiscal 2002. The borrowing base at October 5, 2001 was $18.0 million. As of October 5, 2001, the Company had outstanding letters of credit in the amount of $11.2 million under the Wells Fargo Revolver. Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $6.8 million at that date.

    The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness, limitations on certain types of investments and prohibitions on paying dividends, as well as requiring the maintenance of certain financial ratios. As of September 1, 2001, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

    In January 1997, the Company issued $10,300,200 of debt in the form of 12% Senior Notes (the "Senior Notes") due January 2005. In fiscal 1999 and fiscal 1998, the Company repurchased $4,676,000 and $1,033,000, respectively, of principal face amount of its Senior Notes at a discount from par. These purchases satisfied all of the annual mandatory redemption requirements through January 1, 2004, leaving no additional mandatory payments due until maturity on January 1, 2005. The Senior Notes were issued pursuant to an Indenture for the Senior Notes (the "Indenture") dated as of December 2, 1996. The principal amount of the Senior Notes bears interest at the rate of 12% per annum. Interest at the rate of 9% per annum on the outstanding principal amount is due monthly. Interest at the rate of 3% per annum on the outstanding principal amount is due monthly and upon accrual is treated as principal for all purposes, including without limitations, the calculation of all interest payments due thereafter, and is payable in full on January 1, 2005.

    The Senior Notes are general uncollateralized senior obligations of the Company. The Indenture contains certain covenants which, among other things, limit the ability of the Company to incur liens and additional indebtedness. As of September 1, 2001, the most recent measurement date, the Company was in compliance with all covenants of the Indenture.

Merchandise Sourcing

    The Company directly imports approximately 80% of its total merchandise purchases. This reliance on sourcing from foreign countries may cause the Company to be exposed to certain business and political risks. Import restrictions, including tariffs and quotas, and changes in such restrictions could affect the import of apparel and might result in increased costs, delays in merchandise receipts or reduced supplies of apparel available to the Company and possibly have an adverse effect on the Company's business, financial condition and/or results of operations. The Company's merchandise flow could also be adversely affected by political instability in any of the countries in which its merchandise is manufactured or changes in the United States' governmental policies in or toward such foreign countries. In addition, merchandise receipts could be delayed due to interruptions in air and ocean shipments.

    Substantially all of the Company's directly imported merchandise is manufactured in Southeast Asia. The majority of these goods are produced in Hong Kong, China, Taiwan and Singapore. The Company is not currently importing merchandise produced in the Middle East.

Quarterly Results and Seasonality

    The Company's sales reflect seasonal variation as sales in the third and fourth quarters, which include the fall and holiday seasons, generally have been higher than sales in the first and second quarters. Sales generated during the fall and holiday seasons have a significant impact on the Company's annual results of operations. Quarterly results may fluctuate significantly depending on a number of factors including adverse weather conditions, shifts in the timing of certain holidays, timing of new store openings, and customer response to the Company's seasonal merchandise mix.

Inflation

    Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the quarters ended September 1, 2001 and August 26, 2000.

Forward Looking Information and Risk

    Information contained in this Form 10-Q contains certain "forward-looking statements" which reflect the current view of the Company with respect to future events and financial performance. Wherever used, terminology such as "may", "will", "expect", "intend", "plan", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology reflect such forward-looking statements.

    There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: consumers' spending and debt levels; the Company's ability to execute its business plan including the successful expansion of its Christopher & Banks and C.J. Banks concepts; the Company's ability to open new stores on favorable terms and the timing of such store openings; the acceptance of the Company's merchandising strategies by its target customers; the ability of the Company to anticipate marketing trends and consumer needs; the loss of one or more of the Company's key executives; continuity of a relationship with or purchases from major vendors, particularly those from whom the Company imports merchandise; timeliness of vendor production and deliveries; competitive pressures on sales and pricing; increases in other costs which cannot be recovered through improved pricing of merchandise; and the adverse effect of weather conditions from time to time on consumers' ability or desire to purchase new clothing. Since the Company relies heavily on sourcing from foreign vendors, there are risks and uncertainties including transportation delays and other interruptions, political instability, work stoppages and changes in import and export controls. The Company assumes no obligation to publicly update or revise its forward looking statements to reflect events or circumstances that may arise after the date of this Form 10Q.

ITEM 3.

QUANTITATIVE AND QUALITATIVE
DISCLOSURE ABOUT MARKET RISK

    The Company is potentially exposed to market risk from changes in interest rates related to its Revolving Credit and Security Agreement with Wells Fargo Bank. Loans under the Wells Fargo Revolver bear interest at Wells Fargo's fluctuating base rate (5.5% as of October 5, 2000) plus 0.25%. However, the Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first half of fiscal 2002, and, given its existing liquidity position, does not expect to utilize the Wells Fargo Revolver in the near future except for its continuing use of the import letter of credit facility.

PART II.

ITEM 1.

LEGAL PROCEEDINGS

    There are no material legal proceedings pending against the Company.

ITEM 2.

CHANGES IN SECURITIES
AND USE OF PROCEEDS

    There have been no material modifications to the Company's registered securities.

ITEM 3.

DEFAULTS UPON
SENIOR SECURITIES

    There has been no default with respect to any indebtedness of the Company.

ITEM 4.

SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

    The Company held its annual meeting of shareholders on August 1, 2001, in Minneapolis, Minnesota. The Company solicited proxies and filed definitive proxy statements with the United States Securities and Exchange Commission pursuant to Regulation 14A. The matters voted upon and the votes cast at the meeting were as follows:

Item
1.  Election of two Class 1 Directors to serve on the Board of Directors for a term of three years (expiring in 2004):

Vote
	For	Withheld
Class 1 — Anne L. Jones	13,709,378	517,773
Class 1 — Robert Ezrilov	13,706,783	520,368

    Other individuals whose term of office as a director continued after the meeting included William J. Prange, Joseph E. Pennington, Larry C. Barenbaum, Donald D. Beeler and James J. Fuld, Jr.

Item
2.  Approval of the Company's 2001 Senior Executive Incentive Plan:

Vote
For	Against	Abstain	Broker Non-Vote
11,073,053	451,467	40,327	2,662,304
Item
3.  Approval of amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's capital stock from 30,000,000 to 75,000,000:

Vote
For	Against	Abstain	Broker Non-Vote
12,421,541	1,777,839	27,771	0
Item
4.  Approval of amendment to the Company's 1997 Stock Incentive Plan (the "1997 Incentive Plan") to increase the number of shares of common stock authorized for issuance under the 1997 Incentive Plan by 350,000 shares to an aggregate of 2,628,125 shares:

Vote
For	Against	Abstain	Broker Non-Vote
10,353,223	1,175,011	36,613	2,662,304
Item
5.  Ratification of the appointment of PriceWaterhouseCoopers LLP as the Company's independent auditors for the Company's current fiscal year:

Vote
For	Against	Abstain	Broker Non-Vote
14,162,390	57,111	7,650	0

ITEM 5.

OTHER INFORMATION

    None.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
3.1 Certificate of Amendment to the Restated Certificate of Incorporation.
(b)	Reports on Form 8-K
None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 12, 2001
CHRISTOPHER & BANKS CORPORATION
	By:	/s/ ANDREW K. MOLLER Andrew K. Moller Senior Vice President and Chief Financial Officer
Signing on behalf of the Registrant and as principal financial officer.

QuickLinks

  ITEM 2.
  ITEM 3.
PART II.
  ITEM 1.
  ITEM 2.
  ITEM 3.
  ITEM 4.
  ITEM 5.
  ITEM 6.
SIGNATURES