Form 10-Q
period 2001-12-01
CHRISTOPHER & BANKS CORP
filed 2001-12-28
CIK 883943

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 1, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /x/  No / /

    As of December 21, 2001, 24,828,497 shares of the registrant's common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

PART I
FINANCIAL INFORMATION

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEET

	December 1, 2001	March 3, 2001	November 25, 2000
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,037,329	$34,797,713	$18,216,830
Merchandise inventory	26,432,493	15,830,801	22,405,718
Other current assets	8,754,659	7,451,436	6,329,592

Total current assets	62,224,481	58,079,950	46,952,140
Property, equipment and improvements, net	54,118,389	33,823,326	27,286,083
Other assets	1,797,705	1,792,222	1,660,818

Total assets	$118,140,575	$93,695,498	$75,899,041

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,251,889	$4,578,978	$1,951,472
Accrued liabilities	12,578,787	13,884,867	11,481,771
Current maturities of long-term debt	—	—	24,885

Total current liabilities	13,830,676	18,463,845	13,458,128
Long-term liabilities:
Long-term debt	5,325,400	5,207,062	5,168,204
Deferred revenue	1,142,187	—	—
Accrued rent obligation	1,337,968	1,197,139	1,173,442

Total long-term liabilities	7,805,555	6,404,201	6,341,646
Stockholders' equity:
Preferred stock-$0.01 par value, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock-$0.01 par value, 74,000,000 shares authorized; 24,828,497, 24,005,396 and 23,610,653 shares issued and outstanding at December 1, 2001, March 3, 2001 and November 25, 2000, respectively	266,914	258,687	254,736
Additional paid-in capital	41,118,804	36,184,702	32,089,592
Retained earnings	58,168,587	35,614,022	27,115,942

	99,554,305	72,057,411	59,460,270
Common stock held in treasury, 1,863,000 shares at cost	(2,999,961)	(2,999,961)	(2,999,961)
Common stock subscriptions receivable	(50,000)	(229,998)	(361,042)

Total stockholders' equity	96,504,344	68,827,452	56,099,267

Total liabilities and stockholders' equity	$118,140,575	$93,695,498	$75,899,041

See accompanying notes to unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended
	December 1, 2001	November 25, 2000
Net sales	$77,724,415	$57,261,694
Cost of sales:
Merchandise, buying and occupancy	42,202,487	31,130,547

Gross profit	35,521,928	26,131,147
Selling, general and administrative	15,887,602	11,929,353
Depreciation and amortization	1,964,946	1,301,891

Operating income	17,669,380	12,899,903
Interest expense (income), net	34,284	(111,571)

Income before income taxes	17,635,096	13,011,474
Income tax provision	6,965,862	5,074,474

Net income	$10,669,234	$7,937,000

Basic earnings per common share:
Net income	$0.43	$0.34

Basic shares outstanding	24,812,516	23,595,408

Diluted earnings per common share:
Net income	$0.41	$0.31

Diluted shares outstanding	26,136,713	25,940,723

See accompanying notes to unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF INCOME
(Unaudited)

	Three Quarters Ended
	December 1, 2001	November 25, 2000
Net sales	$193,081,729	$141,146,143
Cost of sales:
Merchandise, buying and occupancy	108,172,936	78,864,109

Gross profit	84,908,793	62,282,034
Selling, general and administrative	42,708,861	31,407,681
Depreciation and amortization	5,097,256	3,417,190

Operating income	37,102,676	27,457,163
Interest income, net	(177,596)	(457,417)

Income before income taxes	37,280,272	27,914,580
Income tax provision	14,725,707	10,886,686

Net income	$22,554,565	$17,027,894

Basic earnings per common share:
Net income	$0.92	$0.73

Basic shares outstanding	24,567,867	23,244,002

Diluted earnings per common share:
Net income	$0.87	$0.67

Diluted shares outstanding	26,060,594	25,454,636

See accompanying notes to unaudited consolidated condensed financial statements

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Quarters Ended
	December 1, 2001	November 25, 2000
Cash flows from operating activities:
Net income	$22,554,565	$17,027,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,097,256	3,417,190
Income tax benefit on exercise of stock options	1,832,347	519,014
Loss on disposals of equipment	37,843	96,198
Increase in accrued rent obligation	140,829	83,543
Interest on 12% Senior Notes added to principal	118,338	114,845
Changes in operating assets and liabilities:
Increase in merchandise inventory and other assets	(11,910,398)	(14,144,035)
Decrease in accounts payable and accrued liabilities	(4,642,403)	(1,887,669)

Net cash provided by operating activities	13,228,377	5,226,980
Cash flows from investing activities:
Purchase of property, equipment and improvements	(25,420,928)	(10,729,459)
Proceeds from sale of equipment	—	10,430
Increase in deferred revenue	1,142,187	—

Net cash used in investing activities	(24,278,741)	(10,719,029)
Cash flows from financing activities:
Principal payments on long-term debt	—	(144,525)
Exercise of stock options	3,109,982	1,184,088
Common stock subscriptions receivable	179,998	(16,560)

Net cash provided by financing activities	3,289,980	1,023,003

Net decrease in cash and cash equivalents	(7,760,384)	(4,469,046)
Cash and cash equivalents at beginning of period	34,797,713	22,685,876

Cash and cash equivalents at end of period	$27,037,329	$18,216,830

Supplemental cash flow information:
Interest paid	$358,779	$354,492
Income taxes paid	$11,172,320	$11,333,469
Purchases of equipment and improvements accrued, not paid	$9,234	$299,767

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

NOTE 3—LONG-TERM DEBT

    In November 2001, the Company announced its election to redeem all of its outstanding long-term debt together with accrued and unpaid interest through the date of redemption. On December 10, 2001, the Company redeemed $5.3 million current face value of its outstanding 12% Senior Notes originally due January 1, 2005.

NOTE 4—STOCK SPLIT

    In November 2001, the Company's Board of Directors approved a 3-for-2 stock split payable in the form of a stock dividend on the Company's outstanding common stock. The record date was November 27, 2001 and the stock dividend was distributed on December 12, 2001. Share and per share data for all periods presented have been restated to reflect the stock split. The Company previously effected 3-for-2 stock splits on December 14, 1999, July 11, 2000 and February 12, 2001.

NOTE 5—NET INCOME PER SHARE

    Basic earnings per share ("EPS") is computed based on the weighted average number of shares of common stock outstanding during the applicable periods while diluted EPS is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding.

    The following is a reconciliation of the number of shares and per share amounts used in the basic and diluted EPS computations:

	Quarter Ended
	December 1, 2001		November 25, 2000
	Shares	Net Income	Shares	Net Income
Basic EPS	24,812,516	$0.43	23,595,408	$0.34
Effect of dilutive stock options	1,324,197	(0.02)	2,345,315	(0.03)

Diluted EPS	26,136,713	$0.41	25,940,723	$0.31

	Three Quarters Ended
	December 1, 2001		November 25, 2000
	Shares	Net Income	Shares	Net Income
Basic EPS	24,567,867	$0.92	23,244,002	$0.73
Effect of dilutive stock options	1,492,727	(0.05)	2,210,634	(0.06)

Diluted EPS	26,060,594	$0.87	25,454,636	$0.67

NOTE 6—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141, which requires the purchase method of accounting be used for all business combinations completed after June 30, 2001, clarifies the criteria for recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS No. 142, effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives be amortized over their useful lives. The Company will adopt SFAS No. 141 and SFAS No. 142 on March 3, 2002. Management believes that the adoption of SFAS No. 141 and SFAS No. 142 will have no impact on the Company's financial position or results of operations.

    In July 2001, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") which provides accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 on March 2, 2003. Management believes the adoption of SFAS No. 143 will not have a material impact on the Company's financial position or results of operations.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144, effective for financial statements for fiscal years beginning after December 15, 2001, addresses issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), and develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company will adopt SFAS No. 144 on March 3, 2002 and is in the process of determining the extent to which this statement will impact its financial position or results of operations.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    Christopher & Banks Corporation, formerly Braun's Fashions Corporation, is a Minneapolis-based retailer of women's specialty apparel, which operates through its wholly-owned subsidiary, Christopher & Banks, Inc. As of December 21, 2001, the Company operated 353 stores in 30 states, under the names Christopher & Banks, C.J. Banks and Braun's, primarily located in the northern half of the United States. The Company's stores offer coordinated assortments of exclusively designed sportswear, sweaters, and dresses.

    The Company opened 46 new Christopher and Banks stores and 36 new C.J. Banks stores in the first three quarters of fiscal 2002. During the first nine months of fiscal 2002, the Company closed two stores and plans to close three additional stores during the fourth quarter. As of December 1, 2001, the Company operated 353 stores including 241 Christopher & Banks stores, 56 Braun's stores and 56 C.J. Banks stores. The Company anticipates it will open approximately 90 new stores in fiscal 2003 with approximately 60% being Christopher & Banks stores and 40% being C.J. Banks stores. These new stores will be located in states in which the Company currently operates or adjacent states. In addition, the Company plans to convert substantially all remaining Braun's stores to the Christopher & Banks name by December 2002.

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

    In November 2001, the Company's Board of Directors approved a 3-for-2 stock split payable in the form of a stock dividend on the Company's outstanding common stock. The record date was November 27, 2001 and the stock dividend was distributed on December 12, 2001. Share and per share data for all periods presented have been restated to reflect the stock split. The Company previously effected 3-for-2 stock splits on December 14, 1999, July 11, 2000 and February 12, 2001.

    In November 2001, the Company announced its election to redeem all of its outstanding long-term debt together with accrued and unpaid interest through the date of redemption. On December 10, 2001, the Company redeemed $5.3 million current face value of its outstanding 12% Senior Notes originally due January 1, 2005.

Results of Operations

    The following table sets forth, for the periods indicated, certain items from the Company's statement of income expressed as a percentage of net sales:

	Quarter Ended		Three Quarters Ended
	December 1, 2001	November 25, 2000	December 1, 2001	November 25, 2000
Net sales	100.0%	100.0%	100.0%	100.0%
Merchandise, buying and occupancy	54.3	54.4	56.0	55.9

Gross profit	45.7	45.6	44.0	44.1
Selling, general and administrative	20.5	20.8	22.1	22.2
Depreciation and amortization	2.5	2.3	2.7	2.4

Operating income	22.7	22.5	19.2	19.5
Interest expense (income), net	0.0	(0.2)	(0.1)	(0.3)

Income before income taxes	22.7	22.7	19.3	19.8
Income tax provision	9.0	8.8	7.6	7.7

Net income	13.7%	13.9%	11.7%	12.1%

QUARTER ENDED DECEMBER 1, 2001 COMPARED TO QUARTER ENDED NOVEMBER 25, 2000

    Net Sales.  Net sales for the quarter ended December 1, 2001 were $77.7 million, an increase of $20.4 million or 36%, from $57.3 million for the quarter ended November 25, 2000. The increase in total net sales was attributable to a 7% increase in same-store sales combined with an increase in the number of stores operated by the Company. The 7% increase in same-store sales follows a 17% increase in same-store sales in third quarter of fiscal 2001 and was primarily driven by strong performance at the Company's newer stores opened in fiscal 1999, 2000 and 2001. The Company operated 353 stores at December 1, 2001 compared to 274 stores at November 25, 2000.

    Gross Profit.  Gross profit, which is net sales less cost of merchandise, buying and occupancy expenses, was $35.5 million, or 45.7% of net sales, during the third quarter of fiscal 2002, compared to $26.1 million, or 45.6% of net sales, during the same period in fiscal 2001. A greater number of newer stores, which are in the ramp-up phase of their sales curve, accounted for 60 basis points of negative leveraging of occupancy costs, which was off-set by a 70 basis point improvement in merchandise, buying and distribution costs.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the third quarter of fiscal 2002 were $15.9 million, or 20.5% of net sales, compared to $11.9 million, or 20.8% of net sales, in the third quarter of fiscal 2001. The decrease as a percent of net sales was primarily the result of leveraging of expenses resulting from increased sales combined with tight expense controls.

    Operating Income.  As a result of the foregoing factors, operating income for the quarter ended December 1, 2001 was $17.7 million, or 22.7% of net sales, compared to operating income of $12.9 million, or 22.5% of net sales, in the quarter ended November 25, 2000.

    Interest Expense (Income), Net.  For the quarter ended December 1, 2001, net interest expense was $34,284 compared to net interest income of $111,571 for the quarter ended November 25, 2000. The difference was due to decreased interest income resulting from substantially lower interest rates on short-term investments during the third quarter of fiscal 2002.

    Income Taxes.  Income tax expense in the third quarter of fiscal 2002 was $7.0 million, with an effective tax rate of 39.5%, compared to $5.1 million, with an effective tax rate of 39.0%, in the third quarter of fiscal 2001. The increase in effective tax rate was due to a decrease in favorable permanent differences combined with a slightly higher average state income tax rate.

    Net Income.  As a result of the foregoing factors, net income for the quarter ended December 1, 2001 was $10.7 million, or 13.7% of net sales and $0.41 per diluted share, compared to $7.9 million, or 13.9% of net sales and $0.31 per diluted share, for the quarter ended November 25, 2000.

THREE QUARTERS ENDED DECEMBER 1, 2001 COMPARED TO
THREE QUARTERS ENDED NOVEMBER 25, 2000

    Net Sales.  Net sales for the three quarters ended December 1, 2001 were $193.1 million, an increase of $52 million or 37%, from $141.1 million for the three quarters ended November 25, 2000. The increase in total net sales was attributable to an 8% increase in same-store sales combined with an increase in the number of stores operated by the Company. The 8% increase in same-store sales follows a 19% increase in same-store sales in the first three quarters of fiscal 2001 and was primarily driven by strong performance at the Company's newer stores opened in fiscal 1999, 2000 and 2001. The Company operated 353 stores at December 1, 2001 compared to 274 stores at November 25, 2000.

    Gross Profit.  Gross profit, which is net sales less cost of merchandise, buying and occupancy expenses, was $84.9 million, or 44.0% of net sales, during the first three quarters of fiscal 2002, compared to $62.3 million, or 44.1% of net sales, during the same period in fiscal 2001. The slight decrease in gross margin as a percent of net sales was primarily due to approximately 50 basis points of negative leveraging of occupancy expenses primarily associated with opening 82 new stores in the first three quarters of fiscal 2002, substantially off-set by an improvement in merchandise, buying and distribution costs.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first nine months of fiscal 2002 were $42.7 million, or 22.1% of net sales, compared to $31.4 million, or 22.2% of net sales, in same period of fiscal 2001. The slight decrease as a percent of net sales was primarily the result of leveraging of expenses resulting from increased sales combined with tight expense controls.

    Operating Income.  As a result of the foregoing factors, operating income for the three quarters ended December 1, 2001 was $37.1 million, or 19.2% of net sales, compared to operating income of $27.5 million, or 19.5% of net sales, in the three quarters ended November 25, 2000.

    Interest Income, Net.  For the three quarters ended December 1, 2001, net interest income decreased to $177,596 from $457,417 for the three quarters ended November 25, 2000. The difference was primarily due to decreased interest income resulting from lower interest rates on short-term investments during the first nine months of fiscal 2002.

    Income Taxes.  Income tax expense in the three quarters of fiscal 2002 was $14.7 million, with an effective tax rate of 39.5% compared to $10.9 million, with an effective tax rate of 39.0%, in the first nine months of fiscal 2001. The increase in effective tax rate was due to a decrease in favorable permanent differences combined with a slightly higher average state income tax rate.

    Net Income.  As a result of the foregoing factors, net income for the three quarters ended December 1, 2001 was $22.6 million, or 11.7% of net sales and $0.87 per diluted share, compared to $17.0 million, or 12.1% of net sales and $0.67 per diluted share, for the three quarters ended November 25, 2000.

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

    Net cash provided by operating activities totaled $13.2 million for the first nine months of fiscal 2002. Cash on hand and cash generated from operations was used to finance $25.4 million of capital expenditures. In the first nine months of fiscal 2002, the Company purchased its existing headquarters and distribution center facility in Plymouth, Minnesota, opened 82 new stores, substantially completed ten major store remodelings and completed the installation of new point-of-sale hardware and software in all stores. During the remainder of the fiscal year, the Company intends to spend approximately $6 million on additional capital expenditures, most of which will relate to stores scheduled to open in the first quarter of fiscal 2003. Financing activities, primarily the exercise of stock options, provided the Company net cash of $3.3 million in the first three quarters of fiscal 2002. During the first nine months of fiscal 2002, the Company's officers, directors and key employees exercised an aggregate of 823,101 stock options. The Company expects its cash on hand combined with cash flow from operations to be sufficient to meet its capital expenditure, working capital and other requirements for liquidity for the remainder of fiscal 2002 and all of fiscal 2003.

    In March 1999, the Company entered into an Amended and Restated Revolving Credit and Security Agreement with Wells Fargo Bank, National Association, formerly Norwest Bank Minnesota, National Association, (the "Wells Fargo Revolver") which expires on June 30, 2002. The Company has held preliminary discussions with Wells Fargo with regard to extending the Wells Fargo Revolver for an additional two years. The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit up to $18 million, subject to a borrowing base formula based on inventory levels.

    Loans under the Wells Fargo Revolver bear interest at Wells Fargo's base rate (4.75% as of December 21, 2001) plus 0.25%. Interest is payable monthly in arrears. The Wells Fargo Revolver carries a facility fee of 0.25% on the unused portion of the Wells Fargo Revolver. This facility is collateralized by the Company's equipment, general intangibles, inventory and investment property. The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first three quarters of fiscal 2002. The borrowing base at December 1, 2001 was $18.0 million. As of December 1, 2001, the Company had outstanding letters of credit in the amount of $7.0 million under the Wells Fargo Revolver. Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $11.0 million at that date.

    The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness, limitations on certain types of investments and prohibitions on paying dividends, as well as requiring the maintenance of certain financial ratios. As of December 1, 2001, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

    In January 1997, the Company issued $10,300,200 of debt in the form of 12% Senior Notes (the "Senior Notes") due January 2005. In fiscal 1999 and fiscal 1998, the Company repurchased $4,676,000 and $1,033,000, respectively, of principal face amount of its Senior Notes at a discount from par. In November 2001, the Company announced its election to redeem the balance of its outstanding 12% Senior Notes together with accrued and unpaid interest through the date of redemption. On December 12, 2001, the Company redeemed the remaining $5.3 million current face value of outstanding 12% Senior Notes.

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

Inflation

    Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the quarters ended December 1, 2001 and November 25, 2000.

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

    There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: changes in general economic conditions including recessionary effects which may affect consumers' spending and debt levels; the Company's ability to execute its business plan including the successful expansion of its Christopher & Banks and C.J. Banks concepts; the Company's ability to open new stores on favorable terms and the timing of such store openings; the acceptance of the Company's merchandising strategies by its target customers; the ability of the Company to anticipate marketing trends and consumer needs; the loss of one or more of the Company's key executives; continuity of a relationship with or purchases from major vendors, particularly those from whom the Company imports merchandise; timeliness of vendor production and deliveries; competitive pressures on sales and pricing; increases in other costs which cannot be recovered through improved pricing of merchandise; and the adverse effect of weather conditions from time to time on consumers' ability or desire to purchase new clothing. Since the Company relies heavily on sourcing from foreign vendors, there are risks and uncertainties including transportation delays and other interruptions, political instability, work stoppages and changes in import and export controls. The Company assumes no obligation to publicly update or revise its forward looking statements to reflect events or circumstances that may arise after the date of this Form 10-Q.

ITEM 3.
QUANTITATIVE AND QUALITATIVE
DISCLOSURE ABOUT MARKET RISK

    The Company is potentially exposed to market risk from changes in interest rates related to its Revolving Credit and Security Agreement with Wells Fargo Bank. Loans under the Wells Fargo Revolver bear interest at Wells Fargo's fluctuating base rate (4.75% as of December 21, 2001) plus 0.25%. However, the Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first three quarters of fiscal 2002, and, given its existing liquidity position, does not expect to utilize the Wells Fargo Revolver in the near future except for its continuing use of the import letter of credit facility.

PART II.

ITEM 1.
LEGAL PROCEEDINGS

    There are no material legal proceedings pending against the Company.

ITEM 2.
CHANGES IN SECURITIES
AND USE OF PROCEEDS

    There have been no material modifications to the Company's registered securities.

ITEM 3.
DEFAULTS UPON
SENIOR SECURITIES

    There has been no default with respect to any indebtedness of the Company.

ITEM 4.
SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the third quarter of fiscal 2002.

ITEM 5.
OTHER INFORMATION

    None.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

a)
Exhibits

  None.

b)
Reports on Form 8-K

    On October 12, 2001, the Company filed a current report on Form 8-K with respect to the Company's Corporate Policy on Fair Disclosure to Investors.

    On November 7, 2001, the Company filed a current report on Form 8-K with respect to the Company's Notice of Redemption to redeem all of its outstanding 12% Senior Notes due 2005 on December 10, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 28, 2001

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
CHRISTOPHER & BANKS CORPORATION CONSOLIDATED CONDENSED STATEMENT OF INCOME (Unaudited)
CHRISTOPHER & BANKS CORPORATION CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
CHRISTOPHER & BANKS CORPORATION NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
QUARTER ENDED DECEMBER 1, 2001 COMPARED TO QUARTER ENDED NOVEMBER 25, 2000
THREE QUARTERS ENDED DECEMBER 1, 2001 COMPARED TO THREE QUARTERS ENDED NOVEMBER 25, 2000
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART II.
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES