Form 10-K
period 2002-03-02
CHRISTOPHER & BANKS CORP
filed 2002-05-29
CIK 883943

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 2, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of May 17, 2002, 25,482,409 shares of common stock were outstanding and the aggregate value of the common stock held by non-affiliates of the Registrant on that date was approximately $994,406,095 based upon the last reported sale price of the common stock at that date by The Nasdaq Stock Market.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held July 31, 2002 (the "Proxy Statement") are incorporated by reference into Part III.

CHRISTOPHER & BANKS CORPORATION

2002 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.
BUSINESS

General

        Christopher & Banks Corporation is a Minneapolis-based retailer of women's specialty apparel, which operates retail stores through its wholly-owned subsidiary, Christopher & Banks, Inc., collectively referred to as "Christopher & Banks" or the "Company". As of May 17, 2002, the Company operated 380 stores in 31 states under the names Christopher & Banks, C.J. Banks and Braun's, primarily in the northern half of the United States. The Company's Christopher & Banks and Braun's stores offer coordinated assortments of exclusively designed sportswear, sweaters and dresses in sizes four to 16. The Company's C.J. Banks stores offer similar assortments of women's specialty apparel in sizes 14W and up.

        In the fiscal year ended March 2, 2002 ("fiscal 2002"), the Company opened 46 new Christopher & Banks stores and 36 new C.J. Banks stores. During fiscal 2002, the Company closed four stores. As of May 17, 2002, the Company operated 380 stores including 262 Christopher & Banks stores, 73 C.J. Banks stores and 45 Braun's stores. The Company plans to open approximately 90 new stores in fiscal 2003, consisting of 55 Christopher & Banks stores and 35 C.J. Banks stores. These new stores will be located in states where the Company currently operates and in other states including Arizona, Florida, Massachusetts, New Hampshire, New Mexico and Tennessee. In addition, the Company plans to convert substantially all remaining Braun's stores to the Christopher & Banks name by December 2002.

Fiscal 2002 Events

        During the first quarter of fiscal 2002, the Company completed the purchase of its existing 210,000 square foot headquarters and distribution center facility in Plymouth, Minnesota for $8.8 million in cash. In connection with the purchase, the Company assumed a lease from the prior owner. Under the assumed lease, the Company leased the facility to a third party and, in turn, leased back the entire facility. On July 10, 2001, the Company and the third party agreed to terminate the lease and related sublease. The Company received a lease termination payment during the second quarter of fiscal 2002 of approximately $1.3 million. The payment has been recorded as a deferred credit and will be amortized over the remainder of the original lease term through June 30, 2005.

        During the second quarter of fiscal 2002, the Company completed the installation of new point-of-sale hardware and software technology in all of its stores at a cost of approximately $4.7 million.

        In the third quarter of fiscal 2002, the Company's Board of Directors approved a 3-for-2 stock split payable in the form of a stock dividend on the Company's outstanding common stock. The record date was November 27, 2001 and the stock dividend was distributed on December 12, 2001. Share and per share data for all periods presented have been restated to reflect the stock split. The Company previously effected 3-for-2 stock splits on December 14, 1999, July 11, 2000 and February 12, 2001.

        During the third quarter of fiscal 2002, the Company also announced its election to redeem all of its outstanding long-term debt together with accrued and unpaid interest through the date of redemption. On December 10, 2001, the Company redeemed $5.3 million current face value of its outstanding 12% Senior Notes originally due January 1, 2005. As of May 17, 2002, the Company had no long-term debt.

Business Strategy

        The Company's business strategy is to provide its target customer with high quality, moderately-priced, coordinated ensembles that are interchangeable between work and leisure activities; to differentiate itself from its competitors through its focused merchandising approach, including an emphasis on private brand merchandise designed and manufactured exclusively for the Company under its proprietary names, Christopher & Banks and C.J. Banks; to utilize information systems to effectively manage its merchandise inventories; and to expand its store network and maintain updated, attractive store facilities.

        The key elements of the Company's strategy are as follows:

  •
  Focus on a target customer and meet her needs

  •
  Deliver a well defined merchandising assortment

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

        The Company utilizes point-of-sale inventory tracking to analyze the buying patterns of its customers. Christopher & Banks also uses a product testing program to identify consumer demand for clothing styles, patterns and colors. This test and reorder philosophy gives the Company the ability to offer proven best sellers throughout a selling season. The Company's objective is to be recognized by its target customer as offering quality fashion at moderate prices. Christopher & Banks differentiates itself from other fashion retailers through offering substantial amounts of clothing that is characterized by a novelty flair featuring seasonal themes.

        Deliver a well defined merchandising assortment.    In fiscal 2002, the Company's lines of merchandise included three principal categories: sportswear, sweaters and dresses. The Company discontinued the sale of most accessories in fiscal 2001. The selling space previously allocated to accessories was shifted to the higher margin merchandise categories of sweaters and sportswear. The following table sets forth the approximate percentage of net sales attributable to each merchandise group for the past three fiscal years:

	Percentage of Net Sales
Merchandise Group
	2002	2001	2000
Sportswear	52.4%	52.0%	51.6%
Sweaters	41.2	39.1	33.8
Dresses	6.3	8.2	10.3
Accessories	0.1	0.7	4.3

Total	100.0%	100.0%	100.0%

        The Company has developed a variety of strategies and programs to distinguish itself from its competitors. Major elements of its merchandising strategy include:

          Strong Visual Merchandise Presentation. The Company's stores rely heavily on attracting mall traffic through stimulating visual presentation. Christopher & Banks uses carefully designed front-of-store displays to draw customers into its stores. The visual program emphasizes attractive windows focusing attention on current merchandise styles and an open store-entrance area with bright lighting. To keep its fashions fresh, Christopher & Banks utilizes six different color stories each year. Merchandise from each color story is featured in the Company's stores for approximately 12 to 16 weeks. Each color story has a two to four week build up in the back of the store. The color story is then featured in the front of the store for approximately eight weeks. Remaining merchandise from the color story is then moved to the back of the store for a two to four week liquidation phase.

          Direct Import Program. During fiscal 2002, the Company directly imported approximately 90% of its total merchandise purchases. The Company anticipates that direct imports, as a percent of total purchases, will be approximately the same in fiscal 2003. Management believes that direct imports allow Christopher & Banks to obtain high quality merchandise at a lower cost. This in turn provides the Company with the ability to sell garments, comparable in quality and design to those sold in department stores, at a lower price.

          Private Brand Clothing—Christopher & Banks, C.J. Banks.The use of private brand clothing produced exclusively for the Company creates a unique store identity and establishes a competitive "point of difference". The Company's design staff, guided by its merchants, continually develop new designs for the Company's private brand merchandise. For its private brand clothing, the Company uses its proprietary names, Christopher & Banks and C.J. Banks. The Company estimates that sales of private brand clothing comprised substantially all of its sales in fiscal 2002 and 2001. The Company anticipates that private brand clothing will again account for substantially all of its sales in fiscal 2003.

          Key Vendor Relationships. The Company's ongoing relationships with key vendors have enabled it to exclusively feature its private brand offerings in order to project a merchandising point of difference. Key vendor relationships also allow the Company to execute a timely product testing and reorder program which gives Christopher & Banks the ability to feature best selling styles throughout a selling season.

          Quality Assurance. The Company uses a variety of quality control measures including color, fabric and construction analysis and sizing verification, to ensure that all merchandise meets the Company's quality standards.

        Use information systems to drive decision making and maintain disciplined inventory management.    The Company's merchandise and financial information systems are updated daily with information from the Company's point-of-sale registers. Management believes these systems provide detailed merchandise planning, sales tracking and analysis capabilities. The Company also believes the merchandise information systems provide distribution center processing and planning and allocation features which allow the Company to efficiently manage its product assortments at its stores.

        The Company also utilizes a cost-effective program to efficiently deliver merchandise on a daily basis from the Company's distribution center to all stores. Through using its systems effectively, inventories can be maintained at an efficient level throughout the year, which ensures a consistent flow of fresh merchandise to the stores. The Company had inventory turn-over of 4.6, 4.7 and 4.1 times in fiscal 2002, 2001 and 2000, respectively.

        Expand store base in existing and new markets.    The Company plans to expand its store base by approximately 90 stores in fiscal 2003, including approximately 55 new Christopher & Banks stores and

35 new C.J. Banks stores. New Christopher & Banks stores will be opened primarily in regional malls in states where the Company has an existing market presence. Other states the Company plans to expand into in fiscal 2003 include Arizona, Florida, Massachusetts, New Hampshire, New Mexico and Tennessee. The new C.J. Banks stores will generally open in malls where the Company already operates an existing Christopher & Banks store.

        Expand through developing new concepts.    The Company intends to continue to evaluate growth vehicles and new opportunities as it deems appropriate. Accordingly, in fiscal 2001 the Company launched a new concept, opening stores under the name C.J. Banks, which serve the women's large size market. In connection with this strategy, the Company developed a new large size store prototype which is similar to its Christopher & Banks store design. The Company operated 56 C.J. Banks stores at the end of fiscal 2002 and plans to open approximately 35 C.J. Banks stores in fiscal 2003.

Properties

        The Company has developed an updated store design which has been used for new and remodeled stores since the beginning of fiscal 1998. As of May 17, 2002, 305 of the Company's 380 stores utilized this design. The Company plans to continue to use this design for its new stores and remodeled stores. This store design is open and inviting, which enables the Company to deliver a compelling merchandise presentation to its customers. With attractive decor and bright lighting, the Company's customers enjoy a fun and exciting shopping atmosphere. The Company typically effects a major or a minor remodeling of a store following renewal of the store's lease. However, during the interim, carpet replacement, painting and other minor improvements are made as needed. The Company completed 10 major store remodels in fiscal 2002 and plans to complete approximately 15 major store remodels in fiscal 2003.

Store Operations

        The Company manages its stores in a manner that encourages participation by the store manager and employees in the execution of the Company's business and operational strategies. Each store has a manager who is responsible for day-to-day operations of the store. Store managers complete a management training program and are eligible for Company incentive awards based upon store sales volume.

Purchasing/Sources of Supply

        Direct imports accounted for approximately 90% of total merchandise purchases in fiscal 2002. The Company purchased substantially all of its merchandise from approximately 85 vendors in fiscal 2002. In fiscal 2002, the Company's ten largest vendors represented approximately 73% of the Company's purchases. Further, purchases from the Company's largest overseas supplier accounted for 41% of total purchases in fiscal 2002, compared to 37% in fiscal 2001. Although the Company believes that its relationship with this particular vendor is good, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company. If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it can shift to other suppliers so as to continue to secure the required volume of product. Nevertheless, there is some potential that any such disruption in supply could have a material adverse impact on the Company's financial position and results of operations. The Company intends to directly import approximately 90% of its purchases again in fiscal 2003.

Advertising and Promotion

        Historically, the Company has not engaged in significant television, radio or print advertising. The Company believes that most of its locations depend on mall traffic. To attract customers into its stores, the Company emphasizes attractive front-of-store displays and an open, clean, in-store visual presentation which focus attention on the Company's merchandise. On a limited basis, the merchandise presentation is further enhanced by the use of photographic visual merchandise signage. Additionally, the Company maintains internet websites at www.christopherandbanks.com and www.cjbanks.com.

Seasonality

        The Company's sales show seasonal variation as sales in the third and fourth quarters, which include the fall and holiday seasons, have generally been higher than sales in the first and second quarters. Sales generated during the fall and holiday seasons have a significant impact on the Company's annual results of operations.

Competition

        The women's retail apparel business is highly competitive. The Company believes that the principal bases upon which it competes are merchandise selection, fashion, quality, store location, store environment and customer service. The Company competes with a broad range of national and regional retail chains that sell similar merchandise, including department stores and specialty stores. Many of these competitors are larger and have greater financial resources than the Company. The Company believes that its unique merchandise selection, strong visual presentation, product quality, and customer service enable the Company to compete effectively.

Employees

        As of May 17, 2002, the Company had approximately 1,000 full-time and 2,700 part-time employees. The number of part-time employees increases during peak selling periods. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and considers its relationship with its employees to be good.

Trademarks and Service Marks

        The Company is the owner of the federally registered trademark and service mark "Christopher & Banks" which is its predominant private brand, "C.J. Banks", its large size private brand, and "Braun's" with respect to articles of apparel. Common law rights have been established by the Company in other trademarks and service marks which it considers to be of lesser importance. Christopher & Banks believes its primary marks are important to its business and are recognized in the women's retail apparel industry. Accordingly, the Company intends to maintain its marks and the related registrations. Management is not aware of any pending claims of infringement or other challenges to the Company's right to use its marks in the United States.

ITEM 2.
PROPERTIES

Store Locations

        The Company's stores are located primarily in regional shopping malls in mid-sized cities and suburban areas, which offer high-traffic by potential walk-in customers. Approximately 85% of the Company's stores are located in enclosed regional malls that typically have numerous specialty stores and two or more general merchandise chains or department stores as anchor tenants. The balance of the Company's stores are located in community and strip shopping centers. The Company attempts to locate its stores strategically within the mall or shopping center to attract walk-in customers through attractive visual displays. The average store size is approximately 3,400 square feet, of which the Company estimates an average of approximately 85% is selling space.

        At May 17, 2002, the Company operated 380 stores in the following states:

State	Number of Christopher & Banks/ Braun's Stores	Number of C.J. Banks Stores	Total Stores
Arkansas	3	—	3
California	1	—	1
Colorado	13	4	17
Connecticut	1	—	1
Idaho	5	1	6
Illinois	15	5	20
Indiana	12	5	17
Iowa	24	6	30
Kansas	8	—	8
Kentucky	2	1	3
Maine	1	—	1
Maryland	2	1	3
Massachusetts	3	—	3
Michigan	24	7	31
Minnesota	36	7	43
Missouri	10	5	15
Montana	6	2	8
Nebraska	9	2	11
New York	14	4	18
North Dakota	7	1	8
Ohio	25	6	31
Oklahoma	3	—	3
Oregon	3	1	4
Pennsylvania	20	2	22
South Dakota	7	3	10
Utah	6	—	6
Virginia	3	—	3
Washington	11	2	13
West Virginia	7	—	7
Wisconsin	24	6	30
Wyoming	2	2	4

Total	307	73	380

Store Leases

        All of the Company's store locations are leased. Management believes that the current commercial real estate market, combined with the Company's relationship with nationally-recognized developers and established operating history, makes the Company an attractive tenant when negotiating terms with shopping center developers, owners or management companies.

        Lease terms typically are for ten years and may contain a renewal option. Leases generally require payments of fixed minimum rent and contingent percentage rent, typically calculated at five percent of sales in excess of a specified level. The following table, which covers all of the stores operated by the Company at May 17, 2002, indicates the number of leases expiring during the fiscal year indicated and the number of such leases with renewal options. The number of stores with leases expiring in fiscal 2003 includes those stores which currently have leases on month-to-month terms.

Fiscal Year	Number of Leases Expiring	Number with Renewal Options
2003	39	2
2004	31	5
2005	27	1
2006	10	3
2007	7	—
2008 - 2012	226	7
2013 - 2017	40	—

Total	380	18

        The Company currently plans to negotiate new leases in most of the locations which do not have renewal options.

Headquarters and Distribution Center Facility

        Prior to fiscal 2002, the Company leased its existing 210,000 square foot headquarters and distribution center facility in Plymouth, Minnesota. During the first quarter of fiscal 2002, the Company completed the purchase of this facility for $8.8 million in cash. In connection with the purchase, the Company assumed a lease from the prior owner. Under the assumed lease, the Company leased the facility to a third party and, in turn, leased back the entire facility. On July 10, 2001, the Company and the third party agreed to terminate the lease and related sublease. The Company received a lease termination payment of approximately $1.3 million. The payment has been recorded as a deferred credit and will be amortized over the remainder of the original lease term through June 30, 2005.

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

        The Company previously subleased an additional 33,000 square feet of warehouse and office space to a third party under a sublease scheduled to expire May 31, 2005. During fiscal 2002, the Company exercised its right under the agreement to terminate the sublease upon six months written notice at any time on or before February 1, 2002. The Company utilized a majority of the 33,000 square feet of space to expand its distribution center facility.

        The Company believes its headquarters and merchandise distribution center facility to be adequate to accommodate the expansion plans of the Company for the foreseeable future.

ITEM 3.
LEGAL PROCEEDINGS

        The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings will not have a material adverse impact on the Company's financial position or results of operations.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2002.

ITEM 4a.
EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information regarding the executive officers of the Company as of May 17, 2002.

Name	Age	Positions and Offices
William J. Prange	48	Chairman and Chief Executive Officer
Joseph E. Pennington	56	President and Chief Operating Officer
Ralph C. Neal	55	Executive Vice President of Store Operations
Andrew K. Moller	43	Senior Vice President and Chief Financial Officer
Kathryn R. Gangstee	52	Senior Vice President and Division President, Christopher & Banks Division
Tammy Leomazzi Boyd	43	Senior Vice President and Division President, C.J. Banks Division
Nancy C. Scott	53	Vice President of Real Estate and Construction
Kim M. Westerham	44	Vice President of Merchandise Planning and Distribution
John F. Prange	45	Vice President of Human Resources
Thomas A. Guetter	56	Vice President of Information Technology

        William J. Prange has served as Chairman and Chief Executive Officer since September 1999. From March 1998 through August 1999, Mr. Prange was President and Chief Executive Officer. Mr. Prange was President and Chief Merchandising Officer from July 1997 through February 1998. From April 1995 through June 1997, Mr. Prange was Senior Vice President and General Merchandising Manager. From April 1994 through March 1995, Mr. Prange was Vice President and General Merchandising Manager. From 1989 to 1994, Mr. Prange was President and General Merchandise Manager of American Specialty Stores (dba "the id"). From 1987 to 1989, Mr. Prange was Vice President and General Merchandise Manager of the id. From 1985 to 1987, Mr. Prange was Vice President and General Merchandise Manager of Prange Department Stores.

        Joseph E. Pennington has served as President and Chief Operating Officer since September 1999. From March 1998 through August 1999, Mr. Pennington was Executive Vice President and Chief Operating Officer. Mr. Pennington was a Senior Vice President of the Company from July 1997 through February 1998. From February 1997 through June 1997, Mr. Pennington was Vice President of Merchandise Planning. From April 1996 through January 1997, Mr. Pennington was self-employed, providing consulting services to retail companies including Christopher & Banks. Mr. Pennington was President and Chief Executive Officer of the id from June 1994 through March 1996. From October 1993 through May 1994, Mr. Pennington was Senior Vice President of Merchandise and Operations for the id, and from January 1990 through October 1993, Mr. Pennington was Vice President of Operations. From 1976 through 1989, Mr. Pennington held various positions with Foxmoor Stores, including Executive Vice President.

        Ralph C. Neal has served as Executive Vice President of Store Operations since March 1998. Mr. Neal was Senior Vice President of Store Operations from July 1997 through February 1998. From September 1996 through June 1997, Mr. Neal was Vice President of Store Operations. From 1989 to 1996, Mr. Neal was Vice President of Store Operations for the id. From 1986 to 1989, Mr. Neal was a Senior Vice President of Brooks Fashions. From 1982 to 1986, Mr. Neal was Vice President of

Operations for the id. Prior to 1982 Mr. Neal served in various managerial capacities for other women's apparel retailers.

        Andrew K. Moller has served as Senior Vice President and Chief Financial Officer since March 1999. From March 1998 through February 1999, Mr. Moller was Vice President Finance and Chief Financial Officer. Mr. Moller was Controller from January 1995 through February 1998. From September 1992 through December 1994, Mr. Moller was Assistant Controller. Prior to joining the Company, Mr. Moller held managerial accounting positions with Ladbroke Racing Canterbury, Inc., a subsidiary of Ladbroke Group, and with B Dalton Bookstores. Mr. Moller also has previous experience with Arthur Andersen LLP and is a Certified Public Accountant.

        Kathryn R. Gangstee has served as Senior Vice President and Division President, Christopher & Banks Division, since March 2002. Ms. Gangstee was Senior Vice President and General Merchandise Manager from March 1998 through February 2002. From September 1997 through February 1998, Ms. Gangstee was Vice President and Divisional Merchandise Manager. Ms. Gangstee was a Divisional Merchandise Manager from March 1986 through August 1997. From January 1984 through February 1986, Ms. Gangstee held various other positions with the Company.

        Tammy Leomazzi Boyd has served as Senior Vice President and Division President, C.J. Banks Division, since March 2002. Ms. Boyd was President, CJ. Banks Division, from January 2000 through February 2002. From 1991 through 1999, Ms. Boyd was Divisional Merchandise Manager, Special Size Sportswear and Outerwear with Sears Roebuck & Company. Previous to 1991, Ms. Boyd held various buying and merchandising positions with Carson Pirie Scott and PA Bergner & Company.

        Nancy C. Scott has served as Vice President of Real Estate and Construction since March 1998. From May 1997 through February 1998, Ms. Scott was Regional Director of Leasing for Pacific Sunwear of California. Ms. Scott was employed by Frederick's of Hollywood Stores, Inc. from March 1987 through April 1997, including the position of Vice President Real Estate/Leasing from February 1989 to April 1997. From 1979 through 1986, Ms. Scott held leasing positions with various other companies.

        Kim M. Westerham has served as Vice President of Merchandise Planning and Distribution since March 1999. Ms. Westerham was Director of Merchandise Planning and Distribution from September 1993 through February 1999. From March 1984 through August 1993, Ms. Westerham was a Buyer with the Company.

        John F. Prange has served as Vice President of Human Resources since October 2000. From January 1998 to October 2000, Mr. Prange was Vice President of Human Resources for Miles Kimball. Mr. Prange was Director of Human Resources for Miles Kimball from November 1994 to January 1998. From April 1993 to November 1994, Mr. Prange served as Regional Manager of Human Resources for Hillhaven Corporation. From May 1989 to September 1992, Mr. Prange was a Vice President of Prange's Department Stores and from February 1987 to May 1989 served as Director of Human Resources. From July 1981 to February 1987, Mr. Prange served in a variety of store management and human resource positions with the H.C. Prange Company. Mr. Prange is the brother of William J. Prange.

        Thomas A. Guetter has served as Vice President of Information Technology since March 2002. From April 1996 through February 2002, Mr. Guetter was Director of Management Information Systems. Mr. Guetter was Director of Systems and Programming from September 1993 through March 1996. From November 1987 through August 1993, Mr. Guetter was Manager of Programming. Prior to joining the Company, Mr. Guetter held various Information Technology positions including Manager of Systems and Programming with Donaldson's Department Stores.

PART II

ITEM 5.
MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Effective July 27, 2000, in connection with the Company's name change to Christopher & Banks Corporation from Brauns Fashions Corporation, the Company's common stock began trading under the symbol "CHBS" on The Nasdaq Stock Market. From March 31, 1992 to July 26, 2000, the Company's common stock was traded on The Nasdaq Stock Market under the symbol "BFCI". The quarterly high and low stock sales price information for the Company's common stock for fiscal 2002 and fiscal 2001 are presented in Note 10 of the Consolidated Financial Statements and are included herein.

        The number of holders of record of the Company's common stock as of May 17, 2002 was 91. Based upon information received from the record holders, the Company believes there are more than 9,000 beneficial owners. The last reported sales price of the Company's common stock on May 17, 2002 was $41.04.

        The Company has never paid a dividend on its common stock. The Company presently intends to retain all future earnings, if any, for the operation of its business and does not expect to pay cash dividends on its common stock in the foreseeable future. Currently, dividends are restricted by the terms of the Company's revolving credit facility. (See Item 7 of this Form 10-K.) Any future determination as to the payment of dividends on common stock will depend upon future earnings, results of operations, capital requirements, compliance with financial covenants, the financial condition of the Company and any other factors the Board of Directors may consider.

        During the last three fiscal years, the Company did not sell any equity securities in a transaction that was exempt from the registration provisions of the Securities Act of 1933, as amended.

        In fiscal 1999, the Company purchased 1,863,000 shares, on a split adjusted basis, of its common stock at a total cost, including commissions, of $3,000,000. The common stock purchased is currently held in treasury.

        The Company's Board of Directors approved 3-for-2 stock splits in the form of stock dividends on the Company's outstanding common stock in November 1999, May 2000, January 2001 and November 2001. The stock dividends were distributed on December 14, 1999, July 11, 2000, February 12, 2001 and December 12, 2001. Share and per share data contained within this Form 10-K have been restated to reflect the effect of the stock splits.

ITEM 6.
SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected financial data has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with "Management's Discussion and

Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes appearing in Item 8 of this Form 10-K.

	Fiscal Year Ended
	Mar. 2, 2002	Mar. 3, 2001(1)	Feb. 26, 2000	Feb. 27, 1999	Feb. 28, 1998
	(In thousands, except per share amounts and selected operating data)
Income Statement Data:
Net sales	$275,853	$209,156	$143,402	$110,142	$99,536
Cost of sales(2)	153,661	116,466	87,865	71,488	65,111

Gross profit	122,192	92,690	55,537	38,654	34,425
Selling, general and administrative expenses	61,330	46,776	33,306	25,621	23,390
Depreciation and amortization	7,092	4,675	3,387	2,679	2,534
Nonrecurring expense(3)	—	—	—	—	775

Operating income	53,770	41,239	18,844	10,354	7,726
Interest (income) expense, net	(337)	(852)	47	282	691

Income before income taxes	54,107	42,091	18,797	10,072	7,035
Income tax provision	21,251	16,565	7,262	3,880	2,750

Income before extraordinary gain	32,856	25,526	11,535	6,192	4,285
Extraordinary gain(4)	—	—	—	35	116

Net income	$32,856	$25,526	$11,535	$6,227	$4,401

Basic earnings per common share:(5)
Income before extraordinary gain	$1.33	$1.09	$0.52	$0.27	$0.18
Extraordinary gain(4)	—	—	—	0.00	0.01

Net income	$1.33	$1.09	$0.52	$0.27	$0.19

Basic shares outstanding	24,692	23,369	22,302	22,991	22,691

Diluted earnings per common share:(5)
Income before extraordinary gain	$1.26	$1.00	$0.49	$0.26	$0.17
Extraordinary gain(4)	—	—	—	0.00	0.01

Net income	$1.26	$1.00	$0.49	$0.26	$0.18

Diluted shares outstanding	26,147	25,503	23,734	24,168	24,362

(1)
Fiscal 2001 represents a 53 week year.

(2)
Cost of sales includes cost of merchandise, buying expenses and occupancy costs, but excludes depreciation and amortization.

(3)
In fiscal 1998, the Company recorded a one time pre-tax charge of $775,000, or $0.03 per diluted share, related to the implementation of its management succession plan. The majority of this expense was non-cash, related to accelerated vesting of previously issued options.

(4)
In fiscal 1999 and 1998, the Company recorded extraordinary gains of $35,000 and $116,000 on the purchase at a discount from par of $4,676,000 and $1,033,000 principal face amount of its 12% Senior Notes due 2005, respectively.

(5)
All earnings per share amounts reported above reflect the effect of four 3-for-2 stocks splits, effective December 14, 1999, July 11, 2000, February 12, 2001 and December 12, 2001.

	Fiscal Year Ended
	Mar. 2, 2002	Mar. 3, 2001(1)	Feb. 26, 2000	Feb. 27, 1999	Feb. 28, 1998
Selected Operating Data:
Same store sales increase	6%	18%	17%	3%	10%
Stores at end of period	351	273	223	195	179
Net sales per gross square foot(2)	$256	$247	$201	$172	$166
Balance Sheet Data (at end of period in thousands):
Cash	$40,875	$34,798	$22,686	$12,588	$15,848
Merchandise inventory	$18,999	$15,831	$11,421	$10,799	$10,736
Total assets	$128,618	$93,695	$58,719	$40,060	$40,590
Long-term debt	$—	$5,207	$5,053	$5,074	$9,616
Stockholders' equity	$111,976	$68,827	$37,385	$24,730	$20,959

(1)
Fiscal 2001 represents a 53 week year.

(2)
Includes only stores open for the entire fiscal year.

ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes of the Company included in Item 8 of this Form 10-K. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking statements" that involve risks and uncertainties. The Company's actual results could materially differ from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Forward Looking Information and Risk" found later in this section.

General

        Christopher & Banks Corporation, formerly Braun's Fashions Corporation, was incorporated in Delaware in 1986 to acquire Braun's Fashions, Inc., which had operated as a family-owned business since 1956. On July 26, 2000, the Company's shareholders approved a change in the Company name from Braun's Fashions Corporation to Christopher & Banks Corporation. As of May 17, 2002, the Company operated a chain of 380 stores in 31 states including 262 Christopher & Banks stores, 73 C.J. Banks stores and 45 Braun's stores, located primarily in the northern half of the United States.

        The Company's Christopher & Banks and Braun's stores offer coordinated assortments of exclusively designed women's apparel in sizes four to 16. The Company's C.J. Banks stores offer similar assortments of women's specialty apparel in sizes 14W and up. The Company opened 82 new stores in fiscal 2002, including 46 Christopher & Banks stores and 36 C.J. Banks stores. In fiscal 2003, the Company plans to open approximately 55 Christopher & Banks stores and 35 C.J. Banks stores. Additionally, the Company plans to convert substantially all remaining Braun's stores to the Christopher & Banks name by December 2002.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company's Consolidated Financial Statements and related Notes, which have been prepared in accordance with generally accepted accounting principles used in the United States of America. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during a reporting period. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable. As a result, actual results could differ because of the use of these estimates and assumptions.

        The Company's significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K. The Company believes the following accounting policies are most critical to aid in fully understanding and evaluating the Company's reported financial condition and results of operations.

Revenue Recognition

        Sales are recognized by the Company at the point of purchase when the customer takes possession of the merchandise and pays for the purchase, generally with cash or credit card. Sales from purchases made with gift certificates are also recorded when the customer takes possession of the merchandise. Gift certificates issued by the Company are recorded as a liability until they are redeemed. The Company has established an allowance for sales returns by customers. This allowance has been calculated using estimates based on historical experience that management believes to be reasonable.

Inventory Valuation

        Merchandise inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out retail inventory method. Permanent markdowns of inventory are recorded monthly based on an evaluation by merchandising management, which includes analyzing inventory levels, age and rate of sale. The Company further reduces the value of inventory by recording a markdown reserve based on inventory levels from the season preceding the current season as of the reporting date. Markdowns on this merchandise reflect the future anticipated selling price of the inventory. To the extent that management's estimates differ from actual results, additional markdowns may have to be recorded, which could reduce the Company's gross margins and adversely affect its financial position and results of operations.

Property, Equipment and Improvements

        Property, equipment and improvements are stated at cost. Property and equipment is depreciated over its estimated useful life, ranging from three to 25 years. Leasehold improvements are amortized over the term of the related leases, which is typically ten years. Repairs and maintenance, which do not extend an asset's useful life, are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period. The Company evaluates its long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". The Company records or adjusts reserves for the impairment of long-lived assets whenever events or changes in circumstances indicate that full recoverability of such assets is questionable.

Income Taxes

        Income taxes are recorded following the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Realization of deferred tax assets is ultimately dependent upon future taxable income. Inherent in the measurement of deferred balances are certain judgements and interpretations of tax laws and published guidance with respect to the Company's operations. No valuation allowance has been provided for deferred tax assets because management believes the full amount of net deferred tax assets will be realized. The effective tax rate utilized by the Company reflects management's estimation of the expected tax liabilities within various taxing jurisdictions.

Results of Operations

        The following table sets forth operating statement data expressed as a percentage of net sales for the last three fiscal years and should be read in conjunction with "Selected Consolidated Financial Data."

	Fiscal Year Ended
	March 2, 2002	March 3, 2001	February 26, 2000
Net sales	100.0%	100.0%	100.0%
Cost of sales	55.7	55.7	61.3

Gross profit	44.3	44.3	38.7
Selling, general and administrative expenses	22.2	22.4	23.2
Depreciation and amortization	2.6	2.2	2.4

Operating income	19.5	19.7	13.1
Interest (income) expense, net	(0.1)	(0.4)	0.0

Income before income taxes	19.6	20.1	13.1
Income tax provision	7.7	7.9	5.1

Net income	11.9%	12.2%	8.0%

Fiscal 2002 Compared to Fiscal 2001

        Net Sales.    Net sales for the 52 weeks ended March 2, 2002 were $275.9 million, an increase of $66.7 million or 32%, from net sales of $209.2 million for the 53 weeks ended March 3, 2001. The increase in net sales was a result of a 6% increase in same-store sales combined with an increase in the number of stores operated by the Company. Same-store sales increased 6% in a very challenging retail environment following an exceptionally strong 18% increase in same-store sales in fiscal 2001. The fiscal 2002 increase in same-store sales was primarily driven by strong performance at the Company's newer stores opened in fiscal 1999, 2000 and 2001. The Company operated 351 stores at March 2, 2002 compared to 273 at March 3, 2001.

        Gross Profit.    Gross profit (which is net sales less the cost of merchandise, buying expenses and occupancy costs) was $122.2 million, or 44.3% of net sales, in fiscal 2002, compared to $92.7 million, or 44.3% of net sales, in fiscal 2001. Gross profit as a percentage of net sales for fiscal 2002 was unchanged over fiscal 2001. A greater number of new stores opened in fiscal 2002 resulted in 80 basis points of negative leveraging of occupancy costs, which was offset by an improvement in merchandise, buying and distribution costs.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $61.3 million, or 22.2% of net sales, in fiscal 2002 compared to $46.8 million, or 22.4% of net sales, in fiscal 2001. Selling, general and administrative expenses as a percent of net sales decreased due to leveraging associated with increased sales combined with the Company's efforts to maintain tight expense controls.

        Depreciation and Amortization.    Depreciation and amortization was $7.1 million, or 2.6% of net sales, in fiscal 2002 compared to $4.7 million, or 2.2% of net sales, in fiscal 2001. The increase was primarily a result of greater capital expenditures in fiscal 2002. The Company opened 82 new stores in fiscal 2002 compared to 53 new stores in fiscal 2001. In addition, during fiscal 2002 the Company purchased it headquarters and distribution center facility and installed new point-of-sale hardware and software in all stores.

        Operating Income.    As a result of the foregoing factors, operating income was $53.8 million, or 19.5% of net sales, in fiscal 2002 compared to operating income of $41.2 million, or 19.7% of net sales, in fiscal 2001.

        Interest (Income) Expense, Net.    Net interest income in fiscal 2002 decreased to $337,355 from $851,842 in fiscal 2001. The decrease resulted from substantially lower interest rates on short-term investments in fiscal 2002.

        Income Taxes.    The provision for income taxes was $21.3 million in fiscal 2002, with an effective tax rate of 39.3%, compared to $16.6 million, with an effective tax rate of 39.4%, in fiscal 2001.

        Net Income.    As a result of the foregoing factors, net income for fiscal 2002 was $32.9 million, or 11.9% of net sales and $1.26 per diluted share, compared to net income of $25.5 million, or 12.2% of net sales and $1.00 per diluted share in fiscal 2001.

Fiscal 2001 Compared to Fiscal 2000

        Net Sales.    Net sales for the 53 weeks ended March 3, 2001 were $209.2 million, an increase of $65.8 million or 46%, from net sales of $143.4 million for the 52 weeks ended February 26, 2000. The increase in net sales was attributable to an 18% increase in same-store sales combined with an increase in the number of stores operated by the Company. The 18% increase in same-store sales followed a 17% increase in same-store sales for fiscal 2000 and was primarily driven by strong performance at the Company's newer stores opened in fiscal 1999 and 2000. The Company operated 273 stores at March 3, 2001 compared to 223 at February 26, 2000.

        Gross Profit.    Gross profit was $92.7 million, or 44.3% of net sales in fiscal 2001, compared to $55.5 million, or 38.7% of net sales, in fiscal 2000. The percentage increase in gross profit was primarily due to improved merchandise margins resulting from increased sales of merchandise at regular price.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $46.8 million, or 22.4% of net sales, in fiscal 2001 compared to $33.3 million, or 23.2% of net sales, in fiscal 2000. The decrease as a percent of net sales was primarily the result of leveraging of salary expenses associated with increased sales, offset by an increase in start-up costs associated with new store openings.

        Depreciation and Amortization.    Depreciation and amortization was $4.7 million, or 2.2% of net sales, in fiscal 2001 compared to $3.4 million, or 2.4% of net sales, in fiscal 2000. The increase in expense was primarily a result of greater capital expenditures in fiscal 2001. The Company opened 53 new stores in fiscal 2001 compared to 33 new stores in fiscal 2000.

        Operating Income.    As a result of the foregoing factors, operating income was $41.2 million, or 19.7% of net sales, in fiscal 2001, compared to operating income of $18.8 million, or 13.1% of net sales, in fiscal 2000.

        Interest (Income) Expense, Net.    For the year ended March 3, 2001 net interest income was $851,842, compared to net interest expense of $47,324 for the year ended February 26, 2000. The difference was primarily due to increased interest income resulting from a higher cash balance maintained during the year and higher interest rates earned on short term investments during the first three quarters of fiscal 2001.

        Income Taxes.    Income tax expense in fiscal 2001 was $16.6 million, with an effective tax rate of 39.4%, compared to $7.3 million, with an effective tax rate of 38.6%, in fiscal 2000. The increase in effective tax rate was due to a decrease in favorable permanent differences.

        Net Income.    As a result of the foregoing factors, net income for fiscal 2001 was $25.5 million, or 12.2% of net sales and $1.00 per diluted share, compared to net income of $11.5 million, or 8.0% of net sales and $0.49 per diluted share in fiscal 2000.

Liquidity and Capital Resources

        The Company's principal on-going cash requirements are to finance the construction of new stores and the remodeling of certain existing stores, to purchase merchandise inventory and to fund other working capital requirements. Merchandise purchases vary on a seasonal basis, peaking in the fall. The Company's cash requirements historically reach their peak in October and November. Conversely, cash balances peak in January, after the holiday season is completed.

        Net cash provided by operating activities totaled $36.3 million in fiscal 2002. Investing activities, primarily the purchase of property, equipment and improvements, used net cash of $30.0 million. During fiscal 2002, the Company purchased its existing headquarters and distribution center facility in Plymouth, Minnesota, opened 82 new stores, completed ten major store remodels and completed the purchase and installation of new point-of-sale hardware and software in all stores. Net cash of $266,158 was used in financing activities. Financing activities during fiscal 2002 included the Company's officers, directors and key employees exercising an aggregate of 1,188,410 stock options at prices ranging from $0.59 to $17.33 per share, on a split adjusted basis, providing the Company approximately $4.8 million in cash. In addition, the Company used approximately $5.3 million to redeem all of its outstanding long-term debt in December. As a result of the foregoing, cash increased by $6.1 million in fiscal 2002.

        The Company plans to spend approximately $23 million on capital expenditures in fiscal 2003 to open approximately 55 new Christopher & Banks stores and 35 new C.J. Banks stores, to complete 15 major store remodels and to make various capital improvements at its headquarters and distribution center facility. The Company expects its cash on hand, combined with cash flow from operations, to be sufficient to meet its capital expenditure, working capital and other requirements for liquidity during fiscal 2003.

        The Company maintains an Amended and Restated Revolving Credit and Security agreement with Wells Fargo Bank, National Association (the "Wells Fargo Revolver"). In February 2002, the Wells Fargo Revolver was amended to provide the Company with an increase in revolving credit loans and letters of credit from $18 million to $25 million, subject to a borrowing base formula based on inventory levels. In addition, the maturity date of the Wells Fargo Revolver was extended from June 30, 2002 to June 30, 2004.

        Loans under the Wells Fargo Revolver bear interest at Wells Fargo's base rate, 4.75% as of May 17, 2002, plus 0.25%. Interest is payable monthly in arrears. The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement. This facility is collateralized by the Company's equipment, general intangibles, inventory, and letters of credit and letter of credit rights. The Company had no revolving credit loan borrowings under the Wells Fargo Revolver in fiscal 2002. Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise. The borrowing base at May 17, 2002 was $18.4 million. As of May 17, 2002, the Company had outstanding letters of credit of $11.2 million. Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $7.2 million at that date.

        The Wells Fargo Revolver contains certain restrictive covenants, including restrictions on incurring additional indebtedness, limitations on certain types of investments and prohibitions on paying dividends, as well as requiring the maintenance of certain financial ratios. As of March 2, 2002, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

        In January 1997, the Company issued $10,300,200 of debt in the form of 12% Senior Notes (the "Senior Notes") due January 2005. In fiscal 1999 and fiscal 1998, the Company repurchased $4,676,000 and $1,033,000, respectively, of principal face amount of its Senior Notes at a discount from par. In November 2001, the Company announced its election to redeem the balance of its outstanding 12% Senior Notes together with accrued and unpaid interest through the date of redemption. On December 12, 2001, the Company redeemed the remaining $5.3 million current face value of outstanding its 12% Senior Notes.

        The Company does not have relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

        The Company leases all of its retail store locations and vehicles under operating leases. Also, the Company is contingently liable for open letters of credit with foreign suppliers of merchandise. See Note 3 and Note 8 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for further details regarding the Company's financial commitments under these arrangements.

        The Company's related party transactions are limited to employment agreements with certain officers. In addition, the Company does not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any of its suppliers.

Merchandise Sourcing

        The Company directly imports approximately 90% of its total merchandise purchases. This reliance on sourcing from foreign countries may cause the Company to be exposed to certain business and political risks. Import restrictions, including tariffs and quotas, and changes in such restrictions, could affect the import of apparel and might result in increased costs, delays in merchandise receipts or reduced supplies of apparel available to the Company and could possibly have an adverse effect on the Company's business, financial condition and/or results of operations. The Company's merchandise flow could also be adversely affected by political instability in any of the countries where its merchandise is manufactured or changes in the United States' governmental policies toward such foreign countries. In addition, merchandise receipts could be delayed due to interruptions in air, ocean or ground shipments.

        Substantially all of the Company's directly imported merchandise is manufactured in Southeast Asia. The majority of these goods are produced in Hong Kong, China, Indonesia and Singapore. The Company does not currently import merchandise produced in the Middle East.

        The Company purchased substantially all of its merchandise from approximately 85 vendors in fiscal 2002. In fiscal 2002, the Company's ten largest vendors represented approximately 73% of the Company's purchases. Further, purchases from the Company's largest overseas supplier accounted for 41% of total purchases in fiscal 2002, compared to 37% in fiscal 2001. Although the Company believes that its relationship with this particular vendor is good, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company. If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it can shift to other suppliers so as to continue to secure the required volume of product. Nevertheless, there is some potential that any such disruption in supply could have a material adverse impact on the Company's financial position and results of operations. The Company intends to directly import approximately 90% of its purchases again in fiscal 2003.

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

        The Company's unaudited quarterly operating results for each quarter of fiscal 2002 and 2001 are presented in Note 10 to the Consolidated Financial Statements.

Inflation

        Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during fiscal 2002, 2001 and 2000.

Recently Issued Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141, which requires the purchase method of accounting be used for all business combinations completed after June 30, 2001, clarifies the criteria for recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS No. 142, effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives be amortized over their useful lives. The Company adopted SFAS No. 141 and SFAS No. 142 effective March 3, 2002. The adoption of SFAS No. 141 and SFAS No. 142 had no impact on the Company's financial position or results of operations.

        In July 2001, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") which provides accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 effective March 2, 2003. Management believes the adoption of SFAS No. 143 will not have a material impact on the Company's financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144, effective for financial statements for fiscal years beginning after December 15, 2001, addresses issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") and develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company adopted SFAS No. 144 effective March 3, 2002. The adoption of SFAS No. 144 had no impact on the Company's financial position or results of operations.

Forward Looking Information and Risk

        Information contained in this Form 10-K contains certain "forward-looking statements" which reflect the current view of the Company with respect to future events and financial performance. Wherever used, terminology such as "may", "will", "expect", "intend", "plan", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology reflect such forward-looking statements.

        There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: changes in general economic conditions including recessionary effects which may affect consumers' spending and debt levels; the Company's ability to execute its business plan including the successful expansion of its Christopher & Banks and C.J. Banks concepts; the Company's ability to open new stores on favorable terms and the timing of such store openings; the acceptance of the Company's merchandising strategies by its target customers; the ability of the Company to anticipate marketing trends and consumer preferences; the loss of one or more of the Company's key executives; continuity of a relationship with or purchases from major vendors, particularly those from whom the Company imports merchandise; timeliness of vendor production and deliveries; competitive pressures on sales and pricing; increases in other costs which cannot be recovered through improved pricing of merchandise; and the adverse effect of weather conditions from time to time on consumers' ability or desire to purchase new clothing. Since the Company relies heavily on sourcing from foreign vendors, there are risks and uncertainties including transportation delays related to ocean, air or ground shipments, political instability, work stoppages and changes in import and export controls. The Company assumes no obligation to publicly update or revise its forward looking statements to reflect events or circumstances that may arise after the date of this Form 10-K.

ITEM 7a.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company is potentially exposed to market risk from changes in interest rates related to its Revolving Credit and Security Agreement with Wells Fargo Bank. Loans under the Wells Fargo Revolver bear interest at Wells Fargo's fluctuating base rate (4.75% as of May 17, 2002) plus 0.25%. However, the Company had no revolving credit loan borrowings under the Wells Fargo Revolver during fiscal 2002, and given its existing liquidity position, does not expect to utilize the Wells Fargo Revolver in fiscal 2003 except for its continuing use of the import letter of credit facility.

ITEM 8.
CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Christopher & Banks Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Christopher & Banks Corporation and its subsidiary at March 2, 2002 and March 3, 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 2, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 27, 2002

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED BALANCE SHEET

	March 2, 2002	March 3, 2001
ASSETS
Current assets:
Cash and cash equivalents	$40,874,724	$34,797,713
Accounts receivable	1,594,784	1,986,956
Merchandise inventory	18,999,118	15,830,801
Prepaid expenses	4,755,567	4,594,758
Prepaid income taxes	1,769,233	—
Current deferred tax asset	963,910	869,722

Total current assets	68,957,336	58,079,950

Property, equipment and improvements:
Land and building	9,933,377	—
Leasehold improvements	28,651,411	20,976,985
Furniture and fixtures	28,592,301	19,544,269
Other equipment	8,139,534	3,555,463
Construction in progress	4,501,216	6,436,130

	79,817,839	50,512,847
Less accumulated depreciation and amortization	22,093,637	16,689,521

Net property, equipment and improvements	57,724,202	33,823,326

Other assets:
Long-term deferred tax asset	1,895,710	1,758,088
Other	40,579	34,134

Total other assets	1,936,289	1,792,222

Total assets	$128,617,827	$93,695,498

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,487,171	$4,578,978
Accrued salaries, wages and related expenses	7,476,746	7,788,590
Other accrued liabilities	4,153,994	6,096,277

Total current liabilities	14,117,911	18,463,845

Long-term obligations:
Long-term debt	—	5,207,062
Deferred credit	1,062,500	—
Accrued rent obligation	1,460,984	1,197,139

Total long-term obligations	2,523,484	6,404,201

Stockholders' equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock—$0.01 par value, 74,000,000 shares authorized, 25,193,806 and 24,005,396 shares issued and outstanding in 2002 and 2001, respectively	270,567	258,687
Additional paid-in capital	46,235,880	36,184,702
Retained earnings	68,469,946	35,614,022

	114,976,393	72,057,411
Common stock held in treasury, 1,863,000 shares at cost	(2,999,961)	(2,999,961)
Common stock subscriptions receivable	—	(229,998)

Total stockholders' equity	111,976,432	68,827,452

Total liabilities and stockholders' equity	$128,617,827	$93,695,498

See accompanying notes to consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED STATEMENT OF INCOME

	Fiscal Year Ended
	March 2, 2002	March 3, 2001	February 26, 2000
Net sales	$275,852,534	$209,155,984	$143,401,667
Cost of sales:
Merchandise, buying and occupancy	153,660,642	116,465,949	87,864,540

Gross profit	122,191,892	92,690,035	55,537,127
Selling, general and administrative	61,330,171	46,775,977	33,305,746
Depreciation and amortization	7,092,010	4,674,862	3,387,070

Operating income	53,769,711	41,239,196	18,844,311
Interest (income) expense, net	(337,355)	(851,842)	47,324

Income before income taxes	54,107,066	42,091,038	18,796,987
Income tax provision	21,251,142	16,565,064	7,261,840

Net income	$32,855,924	$25,525,974	$11,535,147

Basic earnings per common share:
Net income	$1.33	$1.09	$0.52

Basic shares outstanding	24,691,800	23,368,860	22,302,000

Diluted earnings per common share:
Net income	$1.26	$1.00	$0.49

Diluted shares outstanding	26,147,491	25,502,823	23,734,229

See accompanying notes to consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock			Retained Earnings (Accumulated Deficit)		Common Stock Subscriptions Receivable
			Additional Paid-in Capital		Common Stock Held In Treasury
	Shares	Amount					Total
February 27, 1999	4,349,761	$47,178	$29,304,648	$(1,447,099)	$(2,999,961)	$(175,000)	$24,729,766
Stock split	2,174,881	23,589	(23,589)	—	—	—	—

February 27, 1999, split adjusted	6,524,642	70,767	29,281,059	(1,447,099)	(2,999,961)	(175,000)	24,729,766
Stock issued on exercise of options	223,994	2,240	942,258	—	—	—	944,498
Tax benefit on exercise of stock options	—	—	344,902	—	—	—	344,902
Common stock subscriptions receivable	—	—	—	—	—	(169,482)	(169,482)
Net income	—	—	—	11,535,147	—	—	11,535,147

February 26, 2000	6,748,636	73,007	30,568,219	10,088,048	(2,999,961)	(344,482)	37,384,831
Stock splits	8,435,901	91,260	(91,260)	—	—	—	—

February 26, 2000, split adjusted	15,184,537	164,267	30,476,959	10,088,048	(2,999,961)	(344,482)	37,384,831
Stock issued on exercise of options	819,060	8,191	1,729,969	—	—	—	1,738,160
Tax benefit on exercise of stock options	—	—	4,064,003	—	—	—	4,064,003
Common stock subscriptions receivable	—	—	—	—	—	114,484	114,484
Net income	—	—	—	25,525,974	—	—	25,525,974

March 3, 2001	16,003,597	172,458	36,270,931	35,614,022	(2,999,961)	(229,998)	68,827,452
Stock split	8,001,799	86,229	(86,229)	—	—	—	—

March 3, 2001, split adjusted	24,005,396	258,687	36,184,702	35,614,022	(2,999,961)	(229,998)	68,827,452
Stock issued on exercise of options	1,188,410	11,880	4,835,115	—	—	—	4,846,995
Tax benefit on exercise of stock options	—	—	5,216,063	—	—	—	5,216,063
Common stock subscriptions receivable	—	—	—	—	—	229,998	229,998
Net income	—	—	—	32,855,924	—	—	32,855,924

March 2, 2002	25,193,806	$270,567	$46,235,880	$68,469,946	$(2,999,961)	$—	$111,976,432

See accompanying notes to consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
	March 2, 2002	March 3, 2001	February 26, 2000
Cash flows from operating activities:
Net income	$32,855,924	$25,525,974	$11,535,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,092,010	4,674,862	3,387,070
Income tax benefit on exercise of stock options	5,216,063	4,064,003	344,902
Deferred income taxes	(231,810)	(300,090)	(584,126)
Loss on disposal of furniture, fixtures and equipment	69,252	129,029	91,373
Increase in accrued rent obligation	263,845	107,240	17,309
Interest on Senior Notes added to principal	136,089	153,703	149,165
Changes in operating assets and liabilities:
Increase in accounts receivable, merchandise inventory, prepaid expenses and other assets	(4,712,632)	(8,522,276)	(1,151,034)
Increase (decrease) in accounts payable and accrued liabilities	(4,362,915)	1,590,998	5,297,179

Net cash provided by operating activities	36,325,826	27,423,443	19,086,985
Cash flows from investing activities:
Purchase of property, equipment and improvements	(31,045,157)	(17,005,270)	(9,571,052)
Proceeds from sale of furniture, fixtures and equipment	—	10,430	78,800
Increase in deferred credit	1,062,500	—	—

Net cash used in investing activities	(29,982,657)	(16,994,840)	(9,492,252)
Cash flows from financing activities:
Principal payments on long-term debt	(5,343,151)	(169,410)	(271,592)
Net proceeds from issuance of common stock	4,846,995	1,738,160	944,498
Common stock subscriptions receivable	229,998	114,484	(169,482)

Net cash provided by (used in) financing activities	(266,158)	1,683,234	503,424
Net increase in cash and cash equivalents	6,077,011	12,111,837	10,098,157
Cash and cash equivalents at beginning of year	34,797,713	22,685,876	12,587,719

Cash and cash equivalents at end of year	$40,874,724	$34,797,713	$22,685,876

Supplemental cash flow information:
Interest paid	$377,287	$473,054	$482,188
Income taxes paid	$18,984,308	$14,033,769	$5,842,468
Purchases of equipment and improvements, accrued not paid	$16,981	$1,851,702	$811,902

See accompanying notes to consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

        Christopher & Banks Corporation, through its wholly-owned subsidiary, Christopher & Banks, Inc. (collectively referred to as "Christopher & Banks" or the "Company"), operates retail specialty stores selling women's apparel, primarily in the northern half of the United States. The Company operated 351, 273 and 223 stores at the end of fiscal 2002, 2001 and 2000, respectively.

  Company name change

        On July 26, 2000, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to change the Company name from Braun's Fashions Corporation to Christopher & Banks Corporation. The name change became effective immediately upon shareholder approval.

  Fiscal year and basis of presentation

        The Company's fiscal year ends on the Saturday nearest February 28. The fiscal years ended March 2, 2002 and February 26, 2000 each consisted of 52 weeks. The fiscal year ended March 3, 2001 consisted of 53 weeks. The consolidated financial statements include the accounts of Christopher & Banks Corporation and its wholly-owned subsidiary, Christopher & Banks, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

  Cash and cash equivalents

        Cash and cash equivalents consist of cash on hand and on deposit, and investments purchased with an original maturity of three months or less.

  Inventory Valuation

        Merchandise inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out retail inventory method. Permanent markdowns of inventory are recorded monthly based on an evaluation by merchandising management, which includes analyzing inventory levels, age and rate of sale. The Company further reduces the value of inventory by recording a markdown reserve based on inventory levels from the season preceding the current season as of the reporting date. Markdowns on this merchandise reflect the future anticipated selling price of the inventory. To the extent that management's estimates differ from actual results, additional markdowns may have to be recorded, which could reduce the Company's gross margins and adversely affect its financial position and results of operations.

  Property, equipment and improvements

        Property, equipment and improvements are stated at cost. Property and equipment is depreciated over its estimated useful life, ranging from three to 25 years. Improvements are amortized over the term of the related leases, which is typically ten years. Repairs and maintenance which do not extend an asset's useful life are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period. The Company evaluates its long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of March 2, 2002, the Company has determined that no adjustment to the financial statements is necessary under SFAS No. 121.

  Revenue recognition

        Sales are recognized by the Company at the point of purchase when the customer takes possession of the merchandise and pays for the purchase, generally with cash or credit card. Sales from purchases made with gift certificates are also recorded when the customer takes possession of the merchandise. Gift certificates issued by the Company are recorded as a liability until they are redeemed. The Company has established an allowance for sales returns by customers. This allowance has been calculated using estimates based on historical experience that management believes to be reasonable.

  Shipping and handling costs

        All shipping and handling costs are reported in cost of sales.

  Rent expense

        Many of the Company's lease agreements for retail space include escalation clauses in minimum base rent. For leases that contain predetermined fixed escalations of minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rent expense and amounts payable under the lease as deferred rent credits.

  Advertising

        The Company expenses advertising costs as incurred. Advertising costs for the fiscal years ended 2002, 2001 and 2000 were $859,748, $552,164 and $392,000, respectively.

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

        The following is a reconciliation of the number of shares and per share amounts used in the basic and diluted EPS computations:

	Basic EPS	Effect of Dilutive Stock Options	Diluted EPS
Fiscal 2002
Shares	24,691,800	1,455,691	26,147,491
Per share amount	$1.33	$(0.07)	$1.26
Fiscal 2001
Shares	23,368,860	2,133,963	25,502,823
Per share amount	$1.09	$(0.09)	$1.00
Fiscal 2000
Shares	22,302,000	1,432,229	23,734,229
Per share amount	$0.52	$(0.03)	$0.49

        Stock options of 883,800 were excluded from the shares used in the computation of diluted earnings per share for fiscal 2002 as they were anti-dilutive. All stock options for 2001 and 2000 were included in the diluted earnings per share computation.

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

        In March 1999, the Company entered into an Amended and Restated Revolving Credit and Security Agreement with Wells Fargo Bank, National Association (the "Wells Fargo Revolver"). In

February 2002, the Wells Fargo Revolver was amended to provide the Company with an increase in revolving credit loans and letters of credit from $18 million to $25 million, subject to a borrowing base formula based on inventory levels. In addition, the maturity date of the Wells Fargo Revolver was extended from June 30, 2002 to June 30, 2004.

        Loans under the Wells Fargo Revolver bear interest at Wells Fargo's base rate, 4.75% as of March 2, 2002, plus 0.25%. Interest is payable monthly in arrears. The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement. This facility is collateralized by the Company's equipment, general intangibles, inventory and inventory letters of credit and letter of credit rights. The Company had no revolving credit loan borrowings under the Wells Fargo Revolver in fiscal 2002. Historically, the Wells Fargo Revolver has only been utilized by the Company to open letters of credit to facilitate the import of merchandise. The borrowing base at March 2, 2002, was $16.8 million. As of March 2, 2002, the Company had outstanding letters of credit of $10.3 million. Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $6.5 million at that date.

        The Wells Fargo Revolver contains certain restrictive covenants, including restrictions on incurring additional indebtedness, limitations on certain types of investments and prohibitions on paying dividends. The Wells Fargo Revolver also requires the Company to maintain certain financial ratios. As of March 2, 2002, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

NOTE 4—STOCKHOLDERS' EQUITY

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

NOTE 5—STOCK OPTION PLANS

        Under various plans, the Company may grant options to purchase common stock to employees and non-employee members of its Board of Directors at a price not less than 100% of the fair market value of the Company's common stock on the option grant date. In general, options granted to employees vest over three to five years and are exercisable up to ten years from the date of grant. Options granted to Directors vest immediately upon grant and are exercisable up to five years from the date grant.

        The Company has elected to recognize compensation cost for its stock based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Generally, no compensation expense is recognized for stock options with exercise prices equal to the market value of the underlying shares of stock as of the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." If compensation cost for these plans had been determined based on the fair value methodology prescribed by SFAS No. 123, the Company's net earnings and earnings per share in fiscal 2002, 2001 and 2000 would have been reduced to the pro forma amounts indicated below.

	2002	2001	2000
Net income—as reported	$32,855,924	$25,525,974	$11,535,147
Net income—pro forma	$29,401,517	$24,179,657	$10,972,648
Net income per diluted share—as reported	$1.26	$1.00	$0.49
Net income per diluted share—pro forma	$1.12	$0.95	$0.46

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

        The following weighted-average assumptions were used for grants in fiscal 2002, 2001 and 2000:

	2002	2001	2000
Divdend yield	0.00%	0.00%	0.00%
Expected volatility	53.32%	53.84%	53.28%
Risk-free interest rate	2.72 - 4.67%	6.49 - 6.59%	4.71 - 5.41%

        The following summarizes stock option transactions:

	Fiscal Year Ended
	March 2, 2002		March 3, 2001		February 26, 2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	3,021,654	$5.57	3,310,194	$2.09	3,377,675	$1.59
Granted	1,098,865	29.48	987,300	11.90	688,500	3.64
Exercised	(1,188,410)	4.08	(1,228,590)	1.41	(755,981)	1.25
Cancelled	(15,563)	8.75	(47,250)	2.53	—	—

Outstanding, end of period	2,916,546	$15.16	3,021,654	$5.57	3,310,194	$2.09

Exercisable, end of period	559,686	$8.20	841,289	$4.05	1,140,912	$1.47

Available for grant, end of period	212,773		771,075		1,711,125

        The following summarizes stock options outstanding and options exercisable at March 2, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.59 - 2.11	711,078	5.98	$2.04	209,894	$2.05
$2.69 - 5.11	332,691	7.57	3.88	67,751	3.12
$11.67 - 16.00	799,225	8.42	11.92	180,789	12.15
$16.75 - 23.75	189,752	9.40	18.44	101,252	17.33
$32.20	883,800	9.86	32.20	—	—

	2,916,546	8.23	$15.16	559,686	$8.20

NOTE 6—INCOME TAXES

        The provision for income taxes for the fiscal years ended March 2, 2002, March 3, 2001 and February 26, 2000, consisted of:

	2002	2001	2000
Current
Federal	$17,910,112	$13,865,154	$6,520,966
State	3,572,840	3,000,000	1,325,000

Current tax expense	21,482,952	16,865,154	7,845,966
Deferred	(231,810)	(300,090)	(584,126)

Income tax provision	$21,251,142	$16,565,064	$7,261,840

        The Company's effective income tax rate for the fiscal years ended March 2, 2002, March 3, 2001 and February 26, 2000, differs from the federal income tax rate as follows:

	2002	2001	2000
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income tax (net of federal benefit)	4.3	4.6	4.6
Other	—	(0.2)	(1.0)

	39.3%	39.4%	38.6%

        The net deferred tax assets included in the consolidated balance sheet as of March 2, 2002 and March 3, 2001 are as follows:

	March 2, 2002	March 3, 2001
Accrued liabilities	$471,340	$432,427
Inventory and other	492,570	437,295

Current deferred tax assets	963,910	869,722

Depreciation and amortization	898,733	997,325
Accured rent obligation	558,826	418,998
Interest on Senior Notes added to principal	—	215,632
Deferred credit	406,406	—
Other	31,745	126,133

Long-term deferred tax assets	1,895,710	1,758,088

Total deferred tax assets	$2,859,620	$2,627,810

        Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income. No valuation allowance has been provided for deferred tax assets because management believes the full amount of net deferred tax assets will be realized.

NOTE 7—EMPLOYEE BENEFIT PLANS AND EMPLOYMENT AGREEMENTS

        The Company has established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for the benefit of all employees who meet certain eligibility requirements, primarily age and length of service. The plan allows eligible employees to invest from 1% to 16% of their compensation. In fiscal 2000, the Company amended the plan to allow for fixed quarterly Company matching contributions of 50% of the first 3% of the participants' pre-tax contributions and 25% of the next 3% of the participants' pre-tax contributions. Company contributions for the fiscal years ended March 2, 2002, March 3, 2001 and February 26, 2000 were $292,217, $217,043 and $134,708, respectively.

        The Company does not offer any other post-retirement, post-employment or pension benefits to directors or employees.

        The Company has entered into employment agreements with certain executives of the Company. These agreements provide for a specified base salary and that each executive is entitled to certain severance benefits in the event that their employment is terminated by the Company "without cause" or by such executive following a "change of control" (both as defined in the employment agreements). The employment agreements also provide for the immediate vesting of unvested stock options in the event of a change of control.

NOTE 8—LEASE COMMITMENTS

        The Company leases each of its store locations and vehicles. All of these leases are accounted for as operating leases. The store lease terms, including rental period, renewal options, escalation clauses and rent as a percentage of sales, vary among the leases. Most store leases require the Company to pay real estate taxes and common area maintenance charges.

        Prior to fiscal 2002, the Company leased its existing 210,000 square foot headquarters and distribution center facility in Plymouth, Minnesota. During the first quarter of fiscal 2002, the Company completed the purchase of this facility for $8.8 million in cash. In connection with the purchase, the

Company assumed a lease from the prior owner. Under the assumed lease, the Company leased the facility to a third party and, in turn, leased back the entire facility. On July 10, 2001, the Company and the third party agreed to terminate the lease and related sublease. The Company received a lease termination payment of approximately $1.3 million. The payment has been recorded as a deferred credit and will be amortized over the remainder of the original lease term through June 30, 2005.

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

        The Company previously subleased an additional 33,000 square feet of warehouse and office space to a third party under a sublease originally scheduled to expire May 31, 2005. During fiscal 2002, the Company exercised its right under the agreement to terminate the sublease upon six months written notice at any time on or before February 1, 2002. The Company utilized a majority of the 33,000 square feet of space to expand its distribution center facility.

        Total rental expense for all leases was as follows:

	Fiscal Year Ended
	March 2, 2002	March 3, 2001	February 26, 2000
Minimum rent	$15,718,156	$10,883,330	$7,686,749
Contingent rent—based on a percentage of sales	2,197,282	2,156,900	1,625,059
Maintenance, taxes and other	9,312,634	6,250,124	4,444,393

	$27,228,072	$19,290,354	$13,756,201

        Future minimum rental commitments for all leases are as follows:

	Operating Leases
Fiscal Year	Retail Store Facilities	Office/ Warehouse Facilities	Vehicles/ Other	Total
2003	$17,063,408	$(292,004)	$249,445	$17,020,849
2004	16,499,256	(340,002)	114,729	16,273,983
2005	15,753,177	(360,000)	—	15,393,177
2006	15,271,155	(90,000)	—	15,181,155
2007	15,126,325	—	—	15,126,325
Thereafter	53,645,904	—	—	53,645,904

Total minimum lease payments	$133,359,225	$(1,082,006)	$364,174	$132,641,393

NOTE 9—SOURCES OF SUPPLY

        The Company's ten largest vendors represented approximately 73%, 68% and 58% of the Company's merchandise purchases in fiscal 2002, 2001 and 2000, respectively. Purchases from the Company's largest overseas supplier accounted for 41%, 37% and 26% of total purchases in fiscal 2002, 2001 and 2000, respectively.

NOTE 10—QUARTERLY FINANCIAL DATA (UNAUDITED):

        (In thousands, except per share data)

	Fiscal 2002 Quarters
	First	Second	Third	Fourth
Net sales(1)	$57,552	$57,805	$77,725	$82,771
Gross profit	$25,239	$24,148	$35,522	$37,283
Operating income	$10,634	$8,799	$17,670	$16,667
Net income	$6,556	$5,329	$10,669	$10,302
Basic per share data:(2)
Net income	$0.27	$0.22	$0.43	$0.41

Diluted per share data:(2)
Net income	$0.25	$0.20	$0.41	$0.39

Market price—high(3)	$31.67	$26.55	$26.67	$35.76
—low(3)	$15.83	$14.95	$14.81	$24.51
	Fiscal 2001 Quarters
	First	Second	Third	Fourth
Net sales(1)	$42,336	$41,548	$57,262	$68,010
Gross profit	$18,420	$17,731	$26,131	$30,408
Operating income	$7,872	$6,685	$12,900	$13,782
Net income	$4,897	$4,194	$7,937	$8,498
Basic per share data:(2)
Net income	$0.21	$0.18	$0.34	$0.36

Diluted per share data:(2)
Net income	$0.19	$0.17	$0.31	$0.33

Market price—high(3)	$8.30	$15.56	$18.61	$22.67
—low(3)	$4.00	$6.52	$12.33	$10.17

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

NOTE 11—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141, which requires the purchase method of accounting be used for all business combinations completed after June 30, 2001, clarifies the criteria for recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS No. 142, effective for fiscal years beginning after December 15, 2001, requires that ratable amortization of goodwill be replaced with periodic tests of goodwill impairment and that intangible assets, other than goodwill, which have determinable useful lives be amortized over their useful lives. The Company adopted SFAS No. 141 and SFAS No. 142 effective March 3, 2002. The adoption of SFAS No. 141 and SFAS No. 142 had no impact on the Company's financial position or results of operations.

        In July 2001, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") which provides accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 effective March 2, 2003. Management believes the adoption of SFAS No. 143 will not have a material impact on the Company's financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144, effective for financial statements for fiscal years beginning after December 15, 2001, addresses issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") and develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company adopted SFAS No. 144 effective March 3, 2002. The adoption of SFAS No. 144 had no impact on the Company's financial position or results of operations.

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There are no matters which are required to be reported under Item 9.

PART III

ITEM 10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information regarding the Company's directors required by Item 10 is incorporated herein by reference to the section entitled, "Item 1—Election of Directors," in the Company's proxy statement for its 2002 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended March 2, 2002. Information regarding the Company's executive officers required by Item 10 is included in Part I of this Annual Report on Form 10-K as permitted by General Instruction G(3) to Form 10-K. Information required by this Item concerning compliance with Section 16(a) of the Securities Act of 1934 is included in the proxy statement under the section entitled "Security Ownership of Certain Beneficial Owners and Management," and such information is incorporated herein by reference.

ITEM 11.
EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference to the section entitled "Compensation of Executive Officers and Directors" in the Company's proxy statement for its 2002 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended March 2, 2002.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's proxy statement for its 2002 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulations 14A within 120 days of the Company's fiscal year ended March 2, 2002.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's proxy statement for its 2002 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended March 2, 2002.

PART IV

ITEM 14.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are filed as a part of this Report:

(1)
Financial Statements:

  (2)
  Financial Statement Schedules:

    All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  (3)
  Exhibits

Exhibits		Sequential Page No.
†3.1	Restated Certificate of Incorporation of the Company
†3.2	By-Laws of the Company, as amended
†3.3	Articles of Incorporation of Christopher & Banks, Inc.
†3.4	By-laws of Christopher & Banks, Inc.
†3.5	Articles of Amendment to the Articles of Incorporation of Christopher & Banks, Inc.
†3.6	Certificate of Amendment of Restated Certificate of Incorporation of Christopher & Banks Corporation
*3.7	Certificate of Amendment of Restated Certificate of Incorporation of Christopher & Banks Corporation dated as of August 1, 2001
†10.1	1987 Stock Incentive Plan
†10.2	Amendment No. 1 to 1987 Stock Incentive Plan
†10.3	Amendment No. 2 to 1987 Stock Incentive Plan
†10.4	1992 Director Stock Option Plan
†10.5	Christopher & Banks, Inc. Retirement Savings Plan
†10.9	Sublease Agreement by and between Westburne Supply, Inc., United Westburne, Inc. and Braun's Fashions, Inc., dated February 16, 1994
†10.10	Side Agreement between Braun's Fashions, Inc., Westburne Supply, Inc. and United Westburne, Inc. regarding moving expenses dated February 16, 1994
†10.11	Tax Sharing Agreement between Braun's Fashions Corporation and Braun's Fashions, Inc.
†10.12	Registrant's press release dated July 2, 1996 relating to the filing of the Registrant's plan of reorganization
†10.13	Second Amended Plan of Reorganization dated October 22, 1996 (the "Plan of Reorganization")
†10.14	Motion to Approve Technical Amendment to the Plan of Reorganization dated November 19, 1996

†10.15	Amended and Restated Revolving Credit and Security Agreement dated as of March 15, 1999 between Norwest Bank Minnesota, National Association and Braun's Fashions, Inc. and Braun's Fashions Corporation
†10.16	Indenture dated as of December 2, 1996 by and among Braun's Fashions Corporation, Braun's Fashions, Inc. and Schroder Bank & Trust Company
†10.17	1997 Stock Incentive Plan
†10.18	Management Succession and Separation Agreement by and between Braun's Fashions Corporation and Nicholas H. Cook dated as of February 26, 1998
†10.19	Management Succession and Separation Agreement by and between Braun's Fashions Corporation and Herbert D. Froemming dated as of February 26, 1998
†10.23	First Supplemental Indenture dated as of November 9, 1998
†10.24	Amendment No. 1 to 1997 Stock Incentive Plan
†10.25	1998 Director Stock Option Plan
†10.26	Certificate of Amendment of the Company's restated Certificate of Incorporation dated as of August 16, 1999
†10.27	First Amendment to Amended and Restated Revolving Credit and Security Agreement dated as of September 17, 1999
†10.28	Second Amendment to the Company's 1997 Stock Incentive Plan dated as of July 28, 1999
†10.29	Braun's Fashions Corporation 1999 Execution Loan Program dated as of July 28, 1999
†10.30	Executive Employment Agreement, dated March 1, 2000, between Braun's Fashions Corporation and William J. Prange
†10.31	Executive Employment Agreement, dated March 1, 2000, between Braun's Fashions Corporation and Joseph E. Pennington
†10.32	Executive Employment Agreement, dated January 1, 2000, between Braun's Fashions Corporation and Tammy Leomazzi Boyd
†10.35	Executive Employment Agreement, dated March 1, 2000, between Christopher & Banks Corporation and Ralph C. Neal
†10.36	Executive Employment Agreement, dated March 1, 2001, between Christopher & Banks Corporation and Andrew K. Moller
†10.37	Third Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of February 23, 2001
*10.38	Fourth Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of February 28, 2002
*10.39	Third Amendment to the Company's 1987 Stock Incentive Plan dated as of December 11, 1996
*10.40	Third Amendment to the Company's 1997 Stock Incentive Plan dated as of July 26, 2000
*10.41	Fourth Amendment to the Company's 1997 Stock Incentive Plan dated as of August 1, 2001
*10.42	First Amendment to the Company's 1998 Director Stock Option Plan dated as of July 26, 2000
*10.43	Amended and Restated Executive Employment Agreement, dated March 1, 2002, between Christopher & Banks Corporation and William J. Prange
*10.44	Amended and Restated Executive Employment Agreement, dated March 1, 2002, between Christopher & Banks Corporation and Joseph E. Pennington
*10.45	Amended and Restated Executive Employment Agreement, dated March 1, 2002, between Christopher & Banks Corporation and Ralph C. Neal

*10.46	Amended and Restated Executive Employment Agreement, dated March 1, 2002, between Christopher & Banks Corporation and Tammy Leomazzi Boyd
*10.47	Christopher & Banks Corporation 2002 Non-Employee Director Stock Option Plan
*22.1	Subsidiaries of Company
*23.1	Consent of Independent Accountants

†
Previously filed

*
Filed with this report

(b)
Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended March 2, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 24, 2002.

CHRISTOPHER & BANKS CORPORATION

By:	/S/ WILLIAM J. PRANGE William J. Prange Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ WILLIAM J. PRANGE William J. Prange	Chairman and Chief Executive Officer (Principal Executive Officer)	May 24, 2002
/S/ JOSEPH E. PENNINGTON Joseph E. Pennington	President and Chief Operating Officer and Director	May 24, 2002
/S/ ANDREW K. MOLLER Andrew K. Moller	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 24, 2002
/S/ JAMES J. FULD, JR. James J. Fuld, Jr.	Director	May 24, 2002
/S/ DONALD D. BEELER Donald D. Beeler	Director	May 24, 2002
/S/ LARRY C. BARENBAUM Larry C. Barenbaum	Director	May 24, 2002
/S/ ANNE L. JONES Anne L. Jones	Director	May 24, 2002
/S/ ROBERT EZRILOV Robert Ezrilov	Director	May 24, 2002

QuickLinks

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
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CHRISTOPHER & BANKS CORPORATION CONSOLIDATED BALANCE SHEET
CHRISTOPHER & BANKS CORPORATION CONSOLIDATED STATEMENT OF INCOME
CHRISTOPHER & BANKS CORPORATION CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
CHRISTOPHER & BANKS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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