Form 10-Q
period 2002-06-01
CHRISTOPHER & BANKS CORP
filed 2002-07-12
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2002

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

55441

(Zip Code)

(763) 551-5000
(Registrant’s telephone number, including area code)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    ☒         NO     ☐

As of June 28, 2002, 25,527,175 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

 FORM 10-Q QUARTERLY REPORT

INDEX

PART I

FINANCIAL INFORMATION

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET

	June 1,	March 2,	June 2,
	2002	2002	2001
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,281,722	$40,874,724	$17,732,984
Short-term investments	14,905,661	—	—
Merchandise inventory	19,085,050	18,999,118	19,908,216
Other current assets	9,283,796	9,083,494	9,349,816
Total current assets	69,556,229	68,957,336	46,991,016

Property, equipment and improvements, net	60,439,883	57,724,202	47,697,864

Other assets:
Long-term investments	10,000,000	—	—
Other assets	1,938,878	1,936,289	1,798,115
Total other assets	11,938,878	1,936,289	1,798,115

Total assets	$141,934,990	$128,617,827	$96,486,995

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,464,757	$2,487,171	$2,164,986
Accrued liabilities	13,142,281	11,630,740	11,336,563
Total current liabilities	14,607,038	14,117,911	13,501,549

Long-term liabilities:
Long-term debt	—	—	5,246,213
Other liabilities	2,554,218	2,523,484	1,244,175
Total long-term liabilities	2,554,218	2,523,484	6,490,388

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000,000 shares authorized, none outstanding	—	—	—
Common stock — $0.01 par value, 74,000,000 shares authorized, 25,482,409, 25,193,806 and 24,344,543 shares issued and outstanding at June 1, 2002, March 2, 2002 and June 2, 2001, respectively	273,453	270,567	264,147
Additional paid-in capital	49,252,340	46,235,880	37,110,783
Retained earnings	78,247,902	68,469,946	42,170,089
	127,773,695	114,976,393	79,545,019
Others stockholders’ equity	(2,999,961)	(2,999,961)	(3,049,961)
Total stockholders’ equity	124,773,734	111,976,432	76,495,058

Total liabilities and stockholders’ equity	$141,934,990	$128,617,827	$96,486,995

See accompanying notes to unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF INCOME

(Unaudited)

	Quarter Ended
	June 1,	June 2,
	2002	2001
Net sales	$77,755,870	$57,551,974

Cost of sales:
Merchandise, buying and occupancy	41,960,167	32,312,935

Gross profit	35,795,703	25,239,039

Selling, general and administrative	17,907,522	13,087,009
Depreciation and amortization	2,141,932	1,517,992

Operating income	15,746,249	10,634,038

Interest income, net	152,866	202,438

Income before income taxes	15,899,115	10,836,476

Income tax provision	6,121,159	4,280,409

Net income	$9,777,956	$6,556,067

Basic earnings per common share:

Net income	$0.38	$0.27

Basic shares outstanding	25,403,971	24,235,994

Diluted earnings per common share:

Net income	$0.37	$0.25

Diluted shares outstanding	26,633,150	26,010,696

See accompanying notes to unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Quarter Ended
	June 1,	June 2,
	2002	2001
Cash flows from operating activities:
Net income	$9,777,956	$6,556,067
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,141,932	1,517,992
Income tax benefit on exercise of stock options	1,569,427	591,858
Loss on disposal of equipment	38,164	13,116
Increase in other liabilities	30,734	47,036
Interest on 12% Senior Notes added to principal	—	39,151
Changes in operating assets and liabilities:
Increase in merchandise inventory and other assets	(288,823)	(5,981,688)
Increase (decrease) in accounts payable and accrued liabilities	254,128	(6,262,899)

Net cash provided by (used in) operating activities	13,523,518	(3,479,367)

Cash flows from investing activities:
Purchase of property, equipment and improvements	(4,660,778)	(14,696,901)
Purchase of investments	(24,905,661)	—

Net cash used in investing activities	(29,566,439)	(14,696,901)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,449,919	931,541
Common stock subscriptions receivable	—	179,998

Net cash provided by financing activities	1,449,919	1,111,539

Net decrease in cash and cash equivalents	(14,593,002)	(17,064,729)

Cash and cash equivalents at beginning of period	40,874,724	34,797,713

Cash and cash equivalents at end of period	$26,281,722	$17,732,984

Supplemental cash flow information:
Interest paid during the quarter	$7,028	$122,192
Income taxes paid during the quarter	$281,790	$1,463,200
Purchases of equipment and improvements, accrued not paid	$234,999	$708,745

See accompanying notes to unaudited consolidated condensed financial statements

CHRISTOPHER & BANKS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

        The financial statements included in this Form 10-Q have been prepared by Christopher & Banks Corporation and subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed, or omitted, pursuant to such rules and regulations.  These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 2002.

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

NOTE 2 — INVESTMENTS

        Investments consist of U.S. Government and corporate debt securities that the Company has the positive intent and ability to hold until maturity.  These securities are recorded at amortized cost, which management believes approximates fair value, and consist of the following as of June 1, 2002:

Description	Maturity Dates	Amortized Cost
Corporate debt securities	Within one year	$14,905,661
U.S. Government debt securities	One to two years	10,000,000

		$24,905,661

NOTE 3 — NET INCOME PER SHARE

        Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the applicable periods while diluted EPS is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding.  All stock options for the quarters ended June 1, 2002 and June 2, 2001 were included in the diluted EPS calculation.

The following is a reconciliation of the number of shares and per share amounts used in the basic and diluted EPS computations:

	Quarter Ended
	June 1, 2002		June 2, 2001
		Net		Net
	Shares	Income	Shares	Income
Basic EPS	25,403,971	$0.38	24,235,994	$0.27
Effect of dilutive stock options	1,229,179	(0.01)	1,774,702	(0.02)
Diluted EPS	26,633,150	$0.37	26,010,696	$0.25

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Christopher & Banks Corporation is a Minneapolis-based specialty retailer of women’s apparel, which operates retail stores through its wholly-owned subsidiaries, Christopher & Banks, Inc. and Christopher & Banks Company.  As of June 28, 2002, the Company operated 392 stores in 31 states under the names Christopher & Banks, C.J. Banks, and Braun’s, primarily in the northern half of the United States.  The Company’s stores offer coordinated assortments of exclusively designed sportswear, sweaters, and dresses.

In the first quarter of fiscal 2003, the Company opened 45 new stores, including 25 Christopher & Banks stores and 20 C.J. Banks stores.  As of June 28, 2002, the Company operated 272 Christopher & Banks stores, 77 C.J. Banks stores and 43 Braun’s stores.  During the remainder of fiscal 2003, the Company plans to open approximately 30 additional Christopher & Banks stores and 15 new C.J. Banks stores.  In addition, by December 2002, the Company plans to convert substantially all remaining Braun’s stores to the Christopher & Banks name.  In fiscal 2004, the Company plans to open approximately 100 new stores including 70 Christopher & Banks stores and 30 C.J. Banks stores.

On July 8, 2002, the Company announced that it will list its common stock on the New York Stock Exchange effective July 17, 2002.  The Company’s common stock will trade under the symbol “CBK”.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company’s statement of income expressed as a percentage of net sales.

	June 1,	June 2,
	2002	2001
Net sales	100.0%	100.0%
Merchandise, buying and occupancy	54.0	56.1
Gross profit	46.0	43.9
Selling, general and administrative	23.0	22.7
Depreciation and amortization	2.8	2.7
Operating income	20.2	18.5
Interest income, net	0.2	0.3
Income before income taxes	20.4	18.8
Income tax provision	7.8	7.4
Net income	12.6%	11.4%

QUARTER ENDED JUNE 1, 2002 COMPARED TO QUARTER ENDED JUNE 2, 2001

Net Sales.  Net sales for the quarter ended June 1, 2002 were $77.8 million, an increase of $20.2 million or 35%, from $57.6 million for the quarter ended June 2, 2001.  The increase in total net sales was attributable to a 10% increase in same-store sales combined with an increase in the number of stores operated by the Company.  The 10% increase in same-store sales compares to a 9% increase in same-store sales in the first quarter of fiscal 2002.  The Company operated 391 stores at June 1, 2002 compared to 315 stores at June 2, 2001.

Gross Profit.  Gross profit (which is net sales less cost of merchandise, buying and occupancy expenses) was $35.8 million, or 46.0% of net sales, during the first quarter of fiscal 2003, compared to $25.2 million, or 43.9% of net sales, during the same period in fiscal 2002.  The approximate 220 basis point increase in gross margin as a percent of net sales was due to a 260 basis point improvement in merchandise margins, offset by 40 basis points of negative leveraging of occupancy costs.  The improved merchandise margins were equally attributable to more favorable pricing obtained from suppliers and lower markdown expense since more merchandise sold at regular price.  The negative leveraging of occupancy costs was primarily a result of operating more stores in the first quarter of fiscal 2003 which are still in the buildup phase of their sales curve.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first quarter of fiscal 2003 were $17.9 million, or 23.0% of net sales, compared to $13.1 million, or 22.7% of net sales, in the first quarter of fiscal 2002.  The increase as a percent of net sales was primarily due to increased bonus expense resulting from above-plan Company performance.  In addition, the 45 new stores opened in the first quarter of fiscal 2003, for which start-up costs are expensed as incurred, were open for an average of 6 weeks, compared to an average of 7.5 weeks for the 43 new stores opened in the first quarter of fiscal 2002.

Depreciation and Amortization.  Depreciation and amortization was $2.1 million, or 2.8% of net sales, in the first three months of fiscal 2003, compared to $1.5 million, or 2.7% of net sales, in the first quarter of fiscal 2002.  The greater expense was a result of capital expenditures in the last three quarters of fiscal 2002 and the first quarter of fiscal 2003.  The Company opened 84 new stores during the 12 months ended June 1, 2002.

Operating Income.  As a result of the foregoing, operating income for the quarter ended June 1, 2002 was $15.7 million, or 20.2% of net sales, compared to operating income of $10.6 million, or 18.5% of net sales, for the quarter ended June 2, 2001.

Interest Income, Net.  For the quarter ended June 1, 2002, net interest income decreased to $152,866 from $202,438 for the quarter ended June 2, 2001.  The decrease resulted from substantially lower interest rates on short-term investments in the first quarter of fiscal 2003, compared with fiscal 2002.

Income Taxes.  Income tax expense in the first quarter of fiscal 2003 was $6.1 of million, with an effective tax rate of 38.5%, compared to $4.3 million, with an effective tax rate of 39.5%, in the first quarter of fiscal 2002.  The decrease in effective tax rate was due to lower state income taxes.

Net Income.  As a result of the foregoing factors, net income for the quarter ended June 1, 2002 was $9.8 million, or 12.6% of net sales and $0.37 per diluted share, compared to $6.6 million, or 11.4% of net sales and $0.25 per diluted share, for the quarter ended June 2, 2001.

Liquidity and Capital Resources

The Company’s principal on-going cash requirements are to finance the construction of new stores and the remodeling of certain existing stores, to purchase merchandise inventory and to fund other working capital requirements.  Merchandise purchases vary on a seasonal basis, peaking in the fall.  As a result, the Company’s cash requirements historically reach their peak in October and November.  Conversely, cash balances reach their peak in January, after the holiday season is completed.

Net cash provided by operating activities totaled $13.5 million in the first three months of fiscal 2003.  The increase in cash flows from operating activities was mainly a result of $9.8 million of net income combined with $2.1 million of depreciation and amortization expense and $1.6 million of income tax benefit resulting from the exercise of stock options.  Net cash used in investing activities included $24.9 million of purchases of short and long-term investments and $4.7 million in capital expenditures.  The Company opened 45 new stores during the first quarter of fiscal 2003.  Financing activities provided the Company $1.4 million of cash during the quarter ended June 1, 2002, as the Company’s officers, directors and key employees exercised stock options.

The Company plans to spend approximately $18 million for capital expenditures during the remainder of fiscal 2003 to open approximately 30 additional Christopher & Banks stores and 15 C.J. Banks stores.  The Company also intends to complete 15 major store remodels and to make various capital improvements at its headquarters and distribution center facility.  Additionally, management anticipates a portion of these capital expenditures will relate to stores planned to open in the first quarter of fiscal 2004.  The Company plans to open approximately 100 new stores in fiscal 2004, consisting of 70 Christopher & Banks stores and 30 C.J. Banks stores.  The Company expects its cash on hand and held in short-term investments, combined with cash flow from operations, to be sufficient to meet its capital expenditure, working capital and other requirements for liquidity during the remainder of fiscal 2003 and throughout fiscal 2004.

The Company maintains an Amended and Restated Revolving Credit and Security agreement with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”) which expires on June 30, 2004.  The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit of up to $25 million, subject to a borrowing base formula based on inventory levels.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s base rate, 4.75% as of June 28, 2002, plus 0.25%. Interest is payable monthly in arrears. The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement. This facility is collateralized by the Company’s equipment, general intangibles, inventory, and letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first quarter of fiscal 2003.  Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at June 28, 2002 was $15.1 million.  As of June 28, 2002, the Company had outstanding letters of credit of $10.2 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $4.9 million at that date.

The Wells Fargo Revolver contains certain restrictive covenants, including restrictions on incurring additional indebtedness, limitations on certain types of investments and prohibitions on paying dividends, as well as requiring the maintenance of certain financial ratios. As of June 1, 2002, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

Merchandise Sourcing

The Company directly imports approximately 90% of its total merchandise purchases.  This reliance on sourcing from foreign countries may cause the Company to be exposed to certain business and political risks.  Import restrictions, including tariffs and quotas, and changes in such restrictions, could affect the import of apparel and might result in increased costs, delays in merchandise receipts or reduced supplies of apparel available to the Company and could possibly have an adverse effect on the Company’s business, financial condition and/or results of operations.  The Company’s merchandise flow could also be adversely affected by political instability in any of the countries where its merchandise is manufactured or changes in the United States’ governmental policies toward such foreign countries.  In addition, merchandise receipts could be delayed due to interruptions in air, ocean or ground shipments.

Substantially all of the Company’s directly imported merchandise is manufactured in Southeast Asia.  The majority of these goods are produced in Hong Kong, China, Indonesia and Singapore.  The Company does not currently import merchandise produced in the Middle East.

In the first quarter of fiscal 2003, the Company purchased approximately 40% of its merchandise from its largest overseas supplier.  Although the Company believes that its relationship with this particular vendor is good, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it can shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, there is some potential that any such disruption in supply could have a material adverse impact on the Company’s financial position and results of operations.

Quarterly Results and Seasonality

The Company’s sales reflect seasonal variation as sales in the third and fourth quarters, which include the fall and holiday seasons, generally have been higher than sales in the first and second quarters.  Sales generated during the fall and holiday seasons have a significant impact on the Company’s annual results of operations.  Quarterly results may fluctuate significantly depending on a number of factors including adverse weather conditions, shifts in the timing of certain holidays, timing of new store openings and customer response to the Company’s seasonal merchandise mix.

Inflation

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the quarters ended June 1, 2002 and June 2, 2001.

Forward Looking Information and Risk

Information contained in this Form 10-Q contains certain “forward-looking statements” which reflect the current view of the Company with respect to future events and financial performance.  Wherever used, terminology such as “may”, “will”, “expect”, “intend”, “plan”, “anticipate”, “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology reflect such forward-looking statements.

There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements.  Investors are cautioned that all forward-looking statements involve risks and uncertainty.  The factors, among others, that could cause actual results to differ materially include:  changes in general economic conditions, including recessionary effects which may affect consumers’ spending and debt levels; the Company’s ability to execute its business plan including the successful expansion of its Christopher & Banks and C.J. Banks concepts; the Company’s ability to open new stores on favorable terms and the timing of such store openings; the acceptance of the Company’s merchandise assortments by its target customers; the ability of the Company to anticipate fashion trends and consumer preferences; the loss of one or more of the Company’s key executives; continuity of a relationship with or purchases from major vendors, particularly those from whom the Company imports merchandise; timeliness of vendor production and deliveries; competitive  pressures on sales and pricing; increases in other costs which cannot be recovered through improved pricing of merchandise; and the adverse effect of weather conditions from time to time on consumers’ ability or desire to purchase new clothing.  Since the Company relies heavily on sourcing from foreign vendors, there are risks and uncertainties including transportation delays related to ocean, air or ground shipments, political instability, work stoppages and changes in import and export controls.  The Company assumes no obligation to publicly update or revise its forward looking statements to reflect events or circumstances that may arise after the date of this Form 10-Q.

ITEM 3.
QUANTITATIVE AND QUALITATIVE
DISCLOSURE ABOUT MARKET RISK

Not applicable.

PART II.

ITEM 1.
LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.

ITEM 2.
CHANGES IN SECURITIES
AND USE OF PROCEEDS

None.

ITEM 3.
DEFAULTS UPON
SENIOR SECURITIES

There has been no default with respect to any indebtedness of the Company.

ITEM 4.
SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first quarter of fiscal 2003.

ITEM 5.
OTHER INFORMATION

None.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

    None

(b)          Reports on Form 8-K

    On July 8, 2002, the Company filed a current report on Form 8-K with respect to the announcement that effective July 17, 2002, the Company’s common stock will begin trading on the New York Stock Exchange.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   July 9, 2002

CHRISTOPHER & BANKS CORPORATION

By:	/s/ Andrew K. Moller

Andrew K. Moller
Senior Vice President and
Chief Financial Officer

Signing on behalf of the
registrant and as principal
financial officer.