Form 10-Q
period 2002-08-31
CHRISTOPHER & BANKS CORP
filed 2002-10-15
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                                                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002

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

YES   ☒      NO   ☐

            As of October 4, 2002, 25,762,304 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

 FORM 10-Q QUARTERLY REPORT

INDEX

PART I

FINANCIAL INFORMATION

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET

	August 31,	March 2,	September 1,
ASSETS	2002	2002	2001
	(Unaudited)	(Audited)	(Unaudited)
Current assets:
Cash and cash equivalents	$19,914,610	$40,874,724	$21,095,195
Short-term investments	26,862,462	—	—
Merchandise inventory	24,098,218	18,999,118	19,876,849
Other current assets	11,162,500	9,083,494	7,983,971

Total current assets	82,037,790	68,957,336	48,956,015

Property, equipment and improvements, net	64,410,469	57,724,202	52,943,153

Other assets	1,951,661	1,936,289	1,796,805

Total assets	$148,399,920	$128,617,827	$103,695,973

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,638,536	$2,487,171	$2,492,066
Accrued liabilities	10,257,712	11,630,740	8,178,640

Total current liabilities	12,896,248	14,117,911	10,670,706

Long-term liabilities:
Long-term debt	—	—	5,285,658
Other liabilities	2,634,605	2,523,484	2,462,618

Total long-term liabilities	2,634,605	2,523,484	7,748,276

Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock—$0.01 par value, 74,000,000 shares authorized; 25,637,428, 25,193,806 and 24,780,555 shares issued and outstanding at August 31, 2002, March 2, 2002 and September 1, 2001, respectively	274,997	270,567	266,435
Additional paid-in capital	50,397,049	46,235,880	40,561,164
Retained earnings	85,196,982	68,469,946	47,499,353
Other stockholders’ equity	(2,999,961)	(2,999,961)	(3,049,961)

Total stockholders’ equity	132,869,067	111,976,432	85,276,991

Total liabilities and stockholders’ equity	$148,399,920	$128,617,827	$103,695,973

See accompanying notes to unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF INCOME

(Unaudited)

	Quarter Ended
	August 31,	September 1,
	2002	2001

Net sales	$73,857,969	$57,805,340

Cost of sales:
Merchandise, buying and occupancy	42,074,753	33,657,514

Gross profit	31,783,216	24,147,826

Selling, general and administrative	18,493,699	13,734,250
Depreciation and amortization	2,260,405	1,614,318

Operating income	11,029,112	8,799,258

Interest income, net	270,206	9,442

Income before income taxes	11,299,318	8,808,700

Income tax provision	4,350,238	3,479,436

Net income	$6,949,080	$5,329,264

Basic earnings per common share:

Net income	$0.27	$0.22

Basic shares outstanding	25,586,218	24,655,092

Diluted earnings per common share:

Net income	$0.26	$0.20

Diluted shares outstanding	26,657,117	26,035,877

See accompanying notes to unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF INCOME

(Unaudited)

	Six Months Ended
	August 31,	September 1,
	2002	2001

Net sales	$151,613,839	$115,357,314

Cost of sales:
Merchandise, buying and occupancy	84,034,920	65,970,449

Gross profit	67,578,919	49,386,865

Selling, general and administrative	36,401,221	26,821,259
Depreciation and amortization	4,402,337	3,132,310

Operating income	26,775,361	19,433,296

Interest income, net	423,072	211,880

Income before income taxes	27,198,433	19,645,176

Income tax provision	10,471,397	7,759,845

Net income	$16,727,036	$11,885,331

Basic earnings per common share:

Net income	$0.66	$0.49

Basic shares outstanding	25,495,095	24,445,544

Diluted earnings per common share:

Net income	$0.63	$0.46

Diluted shares outstanding	26,645,134	26,021,826

See accompanying notes to unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	August 31,	September 1,
	2002	2001

Cash flows from operating activities:
Net income	$16,727,036	$11,885,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,402,337	3,132,310
Income tax benefit on exercise of stock options	1,875,401	1,443,485
Loss on disposal of equipment	38,164	13,116
Increase in other liabilities	111,121	43,604
Interest on 12% Senior Notes added to principal	—	78,596
Changes in operating assets and liabilities:
Increase in merchandise inventory and other assets	(7,193,478)	(4,583,166)
Decrease in accounts payable and accrued liabilities	(2,584,400)	(8,149,844)

Net cash provided by operating activities	13,376,181	3,863,432

Cash flows from investing activities:
Purchase of property, equipment and improvements	(9,764,031)	(21,908,548)
Purchase of short-term investments	(49,297,927)	—
Redemption of short-term investments	22,435,465	—
Increase in other liabilities	—	1,221,875

Net cash used in investing activities	(36,626,493)	(20,686,673)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,290,198	2,940,725
Proceeds from common stock subscriptions receivable	—	179,998

Net cash provided by financing activities	2,290,198	3,120,723

Net decrease in cash and cash equivalents	(20,960,114)	(13,702,518)

Cash and cash equivalents at beginning of period	40,874,724	34,797,713

Cash and cash equivalents at end of period	$19,914,610	$21,095,195

Supplemental cash flow information:
Interest paid	$7,385	$238,804
Income taxes paid	$8,665,740	$8,329,970
Purchases of equipment and improvements accrued, not paid	$1,362,737	$365,705

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

NOTE 2 — SHORT-TERM INVESTMENTS

In accordance with the Company's investment policy, investments consist of U.S. Government and corporate debt securities that the Company has the positive intent and ability to hold until maturity.  These securities are recorded at amortized cost, which management believes approximates fair value, and consist of the following as of August 31, 2002:

Description	Maturity Dates	Amortized Cost

Corporate debt securities	Within one year	$21,862,462
U.S. Government debt securities	One to two years, callable within one year	5,000,000

		$26,862,462

NOTE 3 — NET INCOME PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the applicable periods while diluted EPS is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding.

The following is a reconciliation of the number of shares and per share amounts used in the basic and diluted EPS computations:

	Quarter Ended
	August 31, 2002		September 1, 2001
		Net
	Shares	Income	Shares	Income

Basic EPS	25,586,218	$0.27	24,655,092	$0.22

Effect of dilutive stock options	1,070,899	(0.01)	1,380,785	(0.02)

Diluted EPS	26,657,117	$0.26	26,035,877	$0.20

	Six Months Ended
	August 31, 2002		September 1, 2001
		Net
	Shares	Income	Shares	Income

Basic EPS	25,495,095	$0.66	24,445,544	$0.49

Effect of dilutive stock options	1,150,039	(0.03)	1,576,282	(0.03)

Diluted EPS	26,645,134	$0.63	26,021,826	$0.46

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

General

Christopher & Banks Corporation is a Minneapolis-based retailer of women’s specialty apparel, which operates retail stores through its wholly-owned subsidiaries, Christopher & Banks, Inc. and Christopher & Banks Company. The Company’s stores offer coordinated assortments of exclusively designed sportswear, sweaters, and dresses.  As of October 4, 2002, the Company operated 415 stores in 33 states including 297 Christopher & Banks stores, 90 C.J. Banks stores and 28 Braun’s stores, located primarily in the northern half of the United States.  The Company plans to open 22 additional Christopher & Banks stores and two new C.J. Banks stores during the remainder of fiscal 2003.

In the first six months of fiscal 2003, the Company opened 31 Christopher & Banks stores and 32 C.J. Banks stores.  The Company closed six stores in the first half of fiscal 2003.  By December 2002, the Company plans to convert substantially all remaining Braun’s stores to the Christopher & Banks name.  In fiscal 2004, the Company plans to open 100 new stores including 70 Christopher & Banks stores and 30 C.J. Banks stores.

On July 17, 2002, the Company listed its common stock on the New York Stock Exchange and began trading under the symbol “CBK”.  Prior to July 17, 2002, the Company’s common stock was traded on the Nasdaq Stock Market under the symbol “CHBS”.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company’s statement of income expressed as a percentage of net sales:

	Quarter Ended		Six Months Ended
	August 31,	September 1,	August 31,	September 1,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Merchandise, buying and occupancy	57.0	58.2	55.4	57.2
Gross profit	43.0	41.8	44.6	42.8
Selling, general and administrative	25.0	23.8	24.0	23.3
Depreciation and amortization	3.1	2.8	2.9	2.7
Operating income	14.9	15.2	17.7	16.8
Interest income, net	0.4	0.0	0.2	0.2
Income before income taxes	15.3	15.2	17.9	17.0
Income tax provision	5.9	6.0	6.9	6.7
Net income	9.4%	9.2%	11.0%	10.3%

QUARTER ENDED AUGUST 31, 20002 COMPARED TO QUARTER ENDED SEPTEMBER 1, 2001

Net Sales.  Net sales for the quarter ended August 31, 2002 were $73.9 million, an increase of  $16.1 million or 28%, from $57.8 million for the quarter ended September 1, 2001.  The increase in total net sales was attributable to a 6% increase in same-store sales combined with an increase in the number of stores operated by the Company.  The 6% same-store sales increase, which follows an 8% increase in same-store sales in the second quarter of fiscal 2002, was driven by strong performance at the Company’s newer stores.  These stores, opened in fiscal 2000, 2001 and 2002, generated low double digit same-store sales increases.  The Company operated 408 stores at August 31, 2002 compared to 333 stores at September 1, 2001.

Gross Profit.  Gross profit, which is net sales less cost of merchandise, buying and occupancy expenses, was $31.8 million, or 43.0% of net sales, during the second quarter of fiscal 2003, compared to $24.1 million, or 41.8% of net sales, during the same period in fiscal 2002.  The approximate 120 basis point increase in gross margin as a percent of net sales was due to an improvement in merchandise margins, partially offset by approximately 130 basis points of negative leveraging of occupancy costs.  The improved merchandise margins were equally attributable to more favorable pricing obtained from suppliers and lower markdown expense as more merchandise was sold during the quarter at regular price.  The negative leveraging of occupancy costs was primarily a result of operating more stores in the second quarter of fiscal 2003 which are still in the buildup phase of their sales curve.  The Company has opened 145 new stores in the past 18 months.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the second quarter of fiscal 2003 were $18.5 million, or 25.0% of net sales, compared to $13.7 million, or 23.8% of net sales, in the second quarter of fiscal 2002. The increase as a percent of net sales was primarily due to one-time charges recorded during the second quarter of fiscal 2003 consisting of $300,000 in severance costs and $200,000 related to the Company’s initial listing on the New York Stock Exchange, as well as the impact of opening a significant number of new stores in the past year.

Depreciation and Amortization.  Depreciation and amortization was $2.3 million, or 3.1% of net sales, in the second quarter of fiscal 2003, compared to $1.6 million, or 2.8% of net sales, in the second quarter of fiscal 2002. The greater expense in part resulted from capital expenditures related to the 83 new stores opened during the 12 months ended August 31, 2002.  In addition, the Company purchased its headquarters and distribution center facility in May 2001 and completed the installation of new point-of-sale cash registers in all stores in July 2001.

Operating Income.  As a result of the foregoing factors, operating income for the quarter ended August 31, 2002 was $11.0 million, or 14.9% of net sales, compared to operating income of $8.8 million, or 15.2% of net sales, in the quarter ended September 1, 2001.

 Interest Income, Net.   For the quarter ended August 31, 2002, net interest income increased to $270,206 from $9,442 for the quarter ended September 1, 2001.  The increase was due to a significantly higher average cash and investment balance in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002.  In addition, the Company retired the remainder of its long-term debt in December 2001 and incurred no long-term debt related interest expense in the second quarter of fiscal 2003.

Income Taxes.  Income tax expense in the second quarter of fiscal 2003 was $4.4 million, with an effective tax rate of 38.5%, compared to $3.5 million, with an effective tax rate of 39.5%, in the second quarter of fiscal 2002.  The decrease in the effective tax rate was due to lower state income taxes.

Net Income.  As a result of the foregoing factors, net income for the quarter ended August 31, 2002 was $6.9 million, or 9.4% of net sales and $0.26 per diluted share, compared to $5.3 million, or 9.2% of net sales and $0.20 per diluted share, for the quarter ended September 1, 2001.

SIX MONTHS ENDED AUGUST 31, 2002 COMPARED TO

SIX MONTHS ENDED SEPTEMBER 1, 2001

Net Sales.  Net sales for the six months ended August 31, 2002 were $151.6 million, an increase of $36.2 million or 31%, from $115.4 million for the six months ended September 1, 2001.  The increase in total net sales was attributable to an 8% increase in same-store sales combined with an increase in the number of stores operated by the Company.  The 8% same-store sales increase, which follows a 9% increase in same-store sales in the first six months of fiscal 2002, was driven by strong performance at the Company’s newer stores opened in fiscal 2000, 2001 and 2002, combined with strong customer acceptance of the Company’s merchandise assortments at its mature stores.  The Company operated 408 stores at August 31, 2002 compared to 333 stores at September 1, 2001.

Gross Profit.  Gross profit, which is net sales less cost of merchandise, buying and occupancy expenses, was $67.6 million, or 44.6% of net sales, during the first half of fiscal 2003 compared to $49.4 million, or 42.8% of net sales, during the same period in fiscal 2002.  The approximate 180 basis point increase in gross margin as a percent of net sales was due to an improvement in merchandise margins, partially offset by approximately 80 basis points of negative leveraging of occupancy costs.  The improved merchandise margins were equally attributable to more favorable pricing obtained from suppliers and lower markdown expense as more merchandise was sold at regular price.  The negative leveraging of occupancy costs was primarily a result of operating more stores in the first half of fiscal 2003, which are still in the buildup phase of their sales curve.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first half of fiscal 2003 were $36.4 million, or 24.0% of net sales, compared to $26.8 million, or 23.3% of net sales, in the first half of fiscal 2002.  The increase as a percent of net sales was primarily due to one-time charges recorded during the second quarter of fiscal 2003 consisting of $300,000 in severance costs and $200,000 related to the Company’s initial listing on the New York Stock Exchange, as well as the impact of opening a significant number of new stores during the past year.

 Depreciation and Amortization.  Depreciation and amortization was $4.4 million, or 2.9% of net sales, in the first half of fiscal 2003, compared to $3.1 million, or 2.7% of net sales, in the first half of fiscal 2002.  The greater expense in part resulted from capital expenditures related to the 83 new stores opened during the 12 months ended August 31, 2002.  In addition, the Company purchased its headquarters and distribution center facility in May 2001 and completed the installation of new point-of-sale cash registers in all stores in July 2001.

Operating Income.   As a result of the foregoing factors, operating income for the six months ended August 31, 2002 was $26.8 million, or 17.7% of net sales, compared to operating income of $19.4 million, or 16.8% of net sales, in the six months ended September 1, 2001.

 Interest Income, Net.   For the six months ended August 31, 2002, net interest income increased to $423,072 from $211,880 for the six months ended September 1, 2001. The increase was due to a significantly higher average cash and investment balance in the first half of fiscal 2003 compared to the first half of fiscal 2002. In addition, the Company retired the remainder of its long-term debt in December 2001 and incurred no long-term debt related interest expense in the first half of fiscal 2003.

Income Taxes.  Income tax expense in the first half of fiscal 2003 was $10.5 million, with an effective tax rate of 38.5%, compared to $7.8 million, with an effective tax rate of 39.5%, in the first half of fiscal 2002.  The decrease in the effective tax rate was due to lower state income taxes.

Net Income.  As a result of the foregoing factors, net income for the six months ended August 31, 2002 was $16.7 million, or 11.0% of net sales and $0.63 per diluted share, compared to $11.9 million, or 10.3% of net sales and $0.46 per diluted share, for the six months ended September 1, 2001.

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

Net cash provided by operating activities totaled $13.4 million for the first six months of fiscal 2003.  The increase in cash flows from operating activities was mainly a result of $16.7 million of net income, combined with $4.4 million of depreciation and amortization expense, partially offset by a $7.2 million increase in merchandise inventory and other assets.  Net cash used in investing activities included net purchases of short-term investments of $26.9 million and $9.8 million of capital expenditures.  The Company opened 63 new stores and completed ten major store remodels during the first six months of fiscal 2003.  Financing activities provided the Company $2.3 million of cash during the six months ended August 31, 2002, as the Company’s officers, directors and key employees exercised stock options.

The Company plans to spend approximately $12 million for capital expenditures during the last six months of fiscal 2003 to open approximately 25 additional Christopher & Banks stores and four C.J. Banks stores.  The Company also intends to complete five additional major store remodels and to make various capital improvements at its headquarters and distribution center facility.  Additionally, management anticipates a portion of these capital expenditures will relate to stores which the Company plans to open in the first quarter of fiscal 2004.  The Company plans to open 100 new stores in fiscal 2004, consisting of 70 Christopher & Banks stores and 30 C.J. Banks stores.  The Company expects its cash on hand and held in short-term investments, combined with cash flow from operations, to be sufficient to meet its capital expenditure, working capital and other requirements for liquidity during the remainder of fiscal 2003 and throughout fiscal 2004.

The Company maintains an Amended and Restated Revolving Credit and Security Agreement with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”) which expires on June 30, 2004.  The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit of up to $25 million, subject to a borrowing base formula based on inventory level.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s base rate, 4.75% as of October 4, 2002, plus 0.25%.  Interest is payable monthly in arrears.  The Wells Fargo Revolver carries a facility fee of 0.25% on the unused portion as defined in the agreement.  The facility fee totaled $3,658 and $2,338 for the six months ended August 31, 2002 and September 1, 2001, respectively. The Wells Fargo Revolver is collateralized by the Company’s equipment, general intangibles, inventory, letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first half of fiscal 2003.  Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the importing of merchandise.  The borrowing base at October 4, 2002 was $20.6 million.  As of October 4, 2002, the Company had outstanding letters of credit in the amount of $11.2 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $9.4 million at that date.

The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness, limitations on certain types of investments and prohibitions on paying dividends, as well as requiring the maintenance of certain financial ratios.  As of August 31, 2002, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

Merchandise Sourcing

The Company directly imports approximately 90% of its total merchandise purchases.  This reliance on sourcing from foreign countries may cause the Company to be exposed to certain business and political risks.  Import restrictions, including tariffs and quotas, and changes in such restrictions could affect the import of apparel and might result in increased costs, delays in merchandise receipts or reduced supplies of apparel available to the Company and possibly have an adverse effect on the Company’s business, financial condition and results of operations.  The Company’s merchandise flow could also be adversely affected by political instability in any of the countries where its merchandise is manufactured or changes in the United States’ governmental policies in or toward such foreign countries.  In addition, merchandise receipts could be delayed due to interruptions in air, ocean and ground shipments. See further information in the Forward Looking Information and Risk section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Substantially all of the Company’s directly imported merchandise is manufactured in Southeast Asia.  The majority of these goods are produced in Hong Kong, China, Indonesia and Singapore.  The Company is not currently importing merchandise produced in the Middle East.

In the first half of fiscal 2003, the Company purchased approximately 40% of its merchandise from its largest overseas supplier.  Although the Company believes that its relationship with this particular vendor is good, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it can shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, there is some potential that any such disruption in supply could have a material adverse impact on the Company’s financial position and results of operations.

Quarterly Results and Seasonality

The Company’s sales reflect seasonal variation as sales in the third and fourth quarters, which include the fall and holiday seasons, generally have been higher than sales in the first and second quarters.  Sales generated during the fall and holiday seasons have a significant impact on the Company’s annual results of operations.  Quarterly results may fluctuate significantly depending on a number of factors including adverse weather conditions, shifts in the timing of certain holidays, timing of new store openings, and customer response to the Company’s seasonal merchandise mix.

Inflation

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the quarters and six months ended August 31, 2002 and September 1, 2001.

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

There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements.  Investors are cautioned that all forward-looking statements involve risks and uncertainty.  The factors, among others, that could cause actual results to differ materially include: changes in general economic conditions, including recessionary effects which may affect consumers’ spending and debt levels; the Company’s ability to execute its business plan including the successful expansion of its Christopher & Banks and C.J. Banks concepts; the Company’s ability to open new stores on favorable terms and the timing of such store openings; the acceptance of the Company’s merchandising strategies by its target customers; the ability of the Company to anticipate fashion trends and consumer preferences; the loss of one or more of the Company’s key executives; continuity of a relationship with or purchases from major vendors, particularly those from whom the Company imports merchandise; timeliness of vendor production and deliveries; competitive  pressures on sales and pricing; increases in other costs which cannot be recovered through improved pricing of merchandise; and the adverse effect of weather conditions from time to time on consumers’ ability or desire to purchase new clothing.  Since the Company relies heavily on sourcing from foreign vendors, there are risks and uncertainties including transportation delays related to ocean, air and ground shipments, political instability, work stoppages and changes in import and export controls. The Company assumes no obligation to publicly update or revise its forward-looking statements to reflect events or circumstances that may arise after the date of this Form  10-Q.

On October 9, 2002, the ports on the West Coast of the United States reopened from labor disputes which had closed the ports from September 28, 2002 through October 8, 2002. The federal government has imposed an 80-day cooling-off period between the International Longshore and Warehouse Union and the shippers. The Company imports substantially all of its merchandise through the West Coast ports. The Company's financial position and results of operations could be adversely affected by shipment delays causing lost sales and potential increased freight costs due to the labor disputes.

ITEM 3.

QUANTITATIVE AND QUALITATIVE

DISCLOSURE ABOUT MARKET RISK

The Company is potentially exposed to market risk from changes in interest rates relating to its Revolving Credit and Security Agreement with Wells Fargo Bank.  Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s fluctuating base rate, 4.75% as of October 4, 2002, plus 0.25%.  However, the Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first half of fiscal 2003, and given its existing liquidity position does not expect to utilize the Wells Fargo Revolver in the near future except for its continuing use of the import letter of credit facility.

ITEM 4.

CONTROLS AND PROCEDURES

In the quarter ended August 31, 2002, there have been no significant changes in the internal controls of the Company which would require disclosure under paragraph (b) of Item 307 of Regulation S-K of the United States Securities and Exchange Commission.

PART II.

ITEM 1.

LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.

ITEM 2.

CHANGES IN SECURITIES

AND USE OF PROCEEDS

There have been no material modifications to the Company’s registered securities.

ITEM 3.

DEFAULTS UPON

SENIOR SECURITIES

There has been no default with respect to any indebtedness of the Company.

ITEM 4.

SUBMISSION OF MATTERS TO A

VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on July 31, 2002, in Minneapolis, Minnesota.  The Company solicited proxies and filed definitive proxy statements with the United States Securities and Exchange Commission pursuant to Regulation 14A.  Holders of 23,733,018 shares of the Company’s common stock were present in person, or by proxy, representing 93.1% of the Company’s 25,483,112 shares outstanding on the record date.  The matters voted upon and the votes cast at the meeting were as follows:

Item 1.             Election of three Class 2 Directors to serve on the Board of Directors for a term of three years (expiring in 2005):

Vote
	For	Withheld
Joseph E. Pennington	23,379,424	353,594
Larry C. Barenbaum	23,307,951	425,067
Donald D. Beeler	23,309,259	423,759

Other individuals whose term of office as a director continued after the meeting included William J. Prange, James J. Fuld, Jr., Anne L. Jones and Robert Ezrilov.

Item 2.             Approval of the Company’s 2002 Non-Employee Director Stock Option Plan:

Vote
			Broker
For	Against	Abstain	Non-Vote
22,027,185	1,153,543	552,290	0

Item 3.             Ratification of the appointment of PriceWaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending March 1, 2003:

Vote
			Broker
For	Against	Abstain	Non-Vote
22,715,440	1,004,652	12,926	0

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits:

Exhibit 10.48  Separation Agreement Between Christopher & Banks Corporation and Tammy Leomazzi Boyd

Exhibit 99.1    Written Statement of Chief Executive Officer

Exhibit 99.2    Written Statement of Chief Financial Officer

(b)          Reports on Form 8-K:

On July 17, 2002, the Company filed a current report on Form 8-K with respect to the announcement that the Company’s common stock commenced trading on the New York Stock Exchange at the open of market on July 17, 2002 under the symbol “CBK” and was de-listed from the Nasdaq Stock Market following the close of market on July 16, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated:	October 11, 2002	By	/S/ WILLIAM J. PRANGE

William J. Prange
Chairman and
Chief Executive Officer

Signing on behalf of the
Registrant as principal
executive officer.

Dated:	October 11, 2002	By	/S/ ANDREW K. MOLLER

Andrew K. Moller
Senior Vice President and
Chief Financial Officer

Signing on behalf of the
Registrant as principal
financial officer.

CERTIFICATION OF

CHIEF EXECUTIVE OFFICER

I, William J. Prange, certify that:

1.               I have reviewed this quarterly report on Form 10-Q for the quarter ended August 31, 2002 of Christopher & Banks Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	October 11, 2002	By	/S/ WILLIAM J. PRANGE

William J. Prange
Chairman and
Chief Executive Officer

CERTIFICATION OF

CHIEF FINANCIAL OFFICER

I, Andrew K. Moller, certify that:

1.               I have reviewed this quarterly report on Form 10-Q for the quarter ended August 31, 2002 of Christopher & Banks Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

d)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)                presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

c)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	October 11, 2002	By	/S/ ANDREW K. MOLLER

Andrew K. Moller
Senior Vice President and
Chief Financial Officer