Form 10-Q
period 2002-11-30
CHRISTOPHER & BANKS CORP
filed 2003-01-13
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒     NO ☐

As of December 27, 2002, 25,788,389 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET

ASSETS	November 30, 2002	March 2, 2002	December 1, 2001
	(Unaudited)	(Audited)	(Unaudited)
Current assets:
Cash and cash equivalents	$34,925,981	$40,874,724	$27,037,329
Short-term investments	11,991,911	—	—
Merchandise inventory	36,658,951	18,999,118	26,432,493
Other current assets	10,984,323	9,083,494	8,754,659

Total current assets	94,561,166	68,957,336	62,224,481

Property, equipment and improvements, net	66,901,415	57,724,202	54,118,389

Other assets	1,955,834	1,936,289	1,797,705

Total assets	$163,418,415	$128,617,827	$118,140,575

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$898,132	$2,487,171	$1,251,889
Accrued liabilities	14,129,082	11,630,740	12,578,787

Total current liabilities	15,027,214	14,117,911	13,830,676

Long-term liabilities:
Long-term debt	—	—	5,325,400
Other liabilities	2,737,389	2,523,484	2,480,155

Total long-term liabilities	2,737,389	2,523,484	7,805,555

Stockholders’ equity:
Preferred stock—$0.01 par value, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock—$0.01 par value, 74,000,000 shares authorized; 25,788,389, 25,193,806 and 24,828,497 shares issued and outstanding at November 30, 2002, March 2, 2002 and December 1, 2001, respectively	276,468	270,567	266,914
Additional paid-in capital	51,891,870	46,235,880	41,118,804
Retained earnings	96,485,435	68,469,946	58,168,587
Other stockholders’ equity	(2,999,961)	(2,999,961)	(3,049,961)

Total stockholders’ equity	145,653,812	111,976,432	96,504,344

Total liabilities and stockholders’ equity	$163,418,415	$128,617,827	$118,140,575

See accompanying notes to unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF INCOME

(Unaudited)

	Quarter Ended
	November 30, 2002	December 1, 2001

Net sales	$91,750,230	$77,724,415

Cost of sales:
Merchandise, buying and occupancy, exclusive of depreciation and amortization shown separately below	51,825,232	42,202,487

Gross profit, exclusive of depreciation and amortization shown separately below	39,924,998	35,521,928

Selling, general and administrative	19,350,754	15,887,602
Depreciation and amortization	2,415,091	1,964,946

Operating income	18,159,153	17,669,380

Interest (income) expense, net	(196,049)	34,284

Income before income taxes	18,355,202	17,635,096

Income tax provision	7,066,752	6,965,862

Net income	$11,288,450	$10,669,234

Basic earnings per common share:

Net income	$0.44	$0.43

Basic shares outstanding	25,777,121	24,812,516

Diluted earnings per common share:

Net income	$0.43	$0.41

Diluted shares outstanding	26,497,139	26,136,713

See accompanying notes to unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF INCOME

(Unaudited)

	Nine Months Ended
	November 30, 2002	December 1, 2001

Net sales	$243,364,069	$193,081,729

Cost of sales:
Merchandise, buying and occupancy, exclusive of depreciation and amortization shown separately below	135,860,152	108,172,936

Gross profit, exclusive of depreciation and amortization shown separately below	107,503,917	84,908,793

Selling, general and administrative	55,751,975	42,708,861
Depreciation and amortization	6,817,428	5,097,256

Operating income	44,934,514	37,102,676

Interest income, net	619,121	177,596

Income before income taxes	45,553,635	37,280,272

Income tax provision	17,538,149	14,725,707

Net income	$28,015,486	$22,554,565

Basic earnings per common share:

Net income	$1.09	$0.92

Basic shares outstanding	25,589,103	24,567,867

Diluted earnings per common share:

Net income	$1.05	$0.87

Diluted shares outstanding	26,595,802	26,060,594

See accompanying notes to unaudited consolidated condensed financial statements.

 CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	November 30, 2002	December 1, 2001

Cash flows from operating activities:
Net income	$28,015,486	$22,554,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,817,428	5,097,256
Income tax benefit on exercise of stock options	2,425,280	1,832,347
Loss on disposal of equipment	43,168	37,843
Increase in other liabilities	213,905	140,829
Interest on 12% Senior Notes added to principal	—	118,338
Changes in operating assets and liabilities:
Increase in merchandise inventory and other assets	(19,580,207)	(11,910,398)
Increase (decrease) in accounts payable and accrued liabilities	656,956	(4,642,403)

Net cash provided by operating activities	18,592,016	13,228,377

Cash flows from investing activities:
Purchase of equipment and improvements	(15,785,462)	(25,420,928)
Purchase of short-term investments	(61,289,838)	—
Redemption of short-term investments	49,297,927	—
Increase in other liabilities	—	1,142,187

Net cash used in investing activities	(27,777,373)	(24,278,741)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,236,614	3,109,982
Proceeds from common stock subscriptions receivable	—	179,998

Net cash provided by financing activities	3,236,614	3,289,980

Net decrease in cash and cash equivalents	(5,948,743)	(7,760,384)

Cash and cash equivalents at beginning of period	40,874,724	34,797,713

Cash and cash equivalents at end of period	$34,925,981	$27,037,329

Supplemental cash flow information:
Interest paid	$7,385	$358,779
Income taxes paid	$11,059,611	$11,172,320
Purchases of equipment and improvements accrued, not paid	$252,347	$9,234

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

NOTE 2—SHORT-TERM INVESTMENTS

                In accordance with the Company’s investment policy, investments consist of U.S. Government and corporate debt securities that the Company has the positive intent and ability to hold until maturity.  These securities are recorded at amortized cost, which management believes approximates fair value, and consist of the following as of November 30, 2002:

Description	Maturity Dates	Amortized Cost

Corporate debt securities	Within one year	$1,991,911
U.S. Government debt securities	One to three years, callable within one year	10,000,000

		$11,991,911

NOTE 3—NET INCOME PER SHARE

                Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the applicable periods while diluted EPS is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding.

                The following is a reconciliation of the number of shares and per share amounts used in the basic and diluted EPS computations:

	Quarter Ended
	November 30, 2002		December 1, 2001
	Shares	Net Income	Shares	Net Income

Basic EPS	25,777,121	$0.44	24,812,516	$0.43

Effect of dilutive stock options	720,018	(0.01)	1,324,197	(0.02)

Diluted EPS	26,497,139	$0.43	26,136,713	$0.41

	Nine Months Ended
	November 30, 2002		December 1, 2001
	Shares	Net Income	Shares	Net Income

Basic EPS	25,589,103	$1.09	24,567,867	$0.92

Effect of dilutive stock options	1,006,699	(0.04)	1,492,727	(0.05)

Diluted EPS	26,595,802	$1.05	26,060,594	$0.87

                Stock options of 996,365 were excluded from the shares used in the computation of diluted earnings per share for the quarter and nine months ended November 30, 2002, as they were anti-dilutive.  All stock options for the quarter and nine months ended December 1, 2001 were included in the diluted earnings per share calculation.

NOTE 4 — RECENTLY ISSUED ACCOUNTING PRNOUNCEMENTS:

                In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 145, “Rescission of FASB Statements, No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS No. 145”).  In addition to amending and rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions, SFAS No. 145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item.  SFAS No. 145, which applies to all entities, is effective for fiscal years beginning after May 15, 2002.  The Company expects that the adoption of SFAS No. 145, effective March 2, 2003, will have no impact on the Company’s financial position or results of operations.

                In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).  The standard requires entities to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146, which applies to all entities, is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company anticipates that the adoption of SFAS No. 146 will have no impact on the Company’s financial position or results of operations.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

General

                Christopher & Banks Corporation is a Minneapolis-based retailer of women’s specialty apparel, which operates retail stores through its wholly-owned subsidiaries, Christopher & Banks, Inc. and Christopher & Banks Company. The Company’s stores offer coordinated assortments of exclusively designed sportswear, sweaters and dresses.  As of December 27, 2002, the Company operated 439 stores in 36 states including 328 Christopher & Banks stores, 92 C.J. Banks stores and 19 Braun’s stores, located primarily in the northern half of the United States.

                In the first nine months of fiscal 2003, the Company opened 58 Christopher & Banks stores and 36 C.J. Banks stores.  The Company closed six stores during the first nine months of fiscal 2003.  In fiscal 2004, the Company plans to open 100 new stores including 70 Christopher & Banks stores and 30 C.J. Banks stores.  The Company anticipates it will open approximately 45 stores in the first quarter of fiscal 2004, 20 stores in the second quarter and 35 stores in the third quarter of fiscal 2004.

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

Results of Operations

                The following table sets forth, for the periods indicated, certain items from the Company’s statement of income expressed as a percentage of net sales:

	Quarter Ended		Nine Months Ended
	November 30, 2002	December 1, 2001	November 30, 2002	December 1, 2001

Net sales	100.0%	100.0%	100.0%	100.0%
Merchandise, buying and occupancy, exclusive of depreciation and amortization shown separately below	56.5	54.3	55.8	56.0
Gross profit, exclusive of depreciation and amortization shown separately below	43.5	45.7	44.2	44.0
Selling, general and administrative	21.1	20.5	22.9	22.1
Depreciation and amortization	2.6	2.5	2.8	2.7
Operating income	19.8	22.7	18.5	19.2
Interest (income) expense, net	(0.2)	0.0	(0.2)	(0.1)
Income before income taxes	20.0	22.7	18.7	19.3
Income tax provision	7.7	9.0	7.2	7.6
Net income	12.3%	13.7%	11.5%	11.7%

QUARTER ENDED NOVEMBER 30, 2002 COMPARED TO QUARTER ENDED DECEMBER 1, 2001

                Net Sales.  Net sales for the quarter ended November 30, 2002 were $91.8 million, an increase of $14.1 million or 18%, from $77.7 million for the quarter ended December 1, 2001.  The increase in total net sales was attributable to an increase in the number of stores operated by the Company, offset by a 2% decrease in same-store sales.  The Company operated 439 stores at November 30, 2002, compared to 353 stores at December 1, 2001.  The 2% decline in same-store sales, which follows a 7% increase in same-store sales in the third quarter of fiscal 2002, was attributable to decreased consumer traffic and spending patterns impacted by rising unemployment, the continued threat of layoffs and the intensely promotional retail environment.  Stores opened in fiscal 2000, 2001 and 2002 generated a low single digit increase in same-store sales, while the Company’s mature base of stores opened in fiscal 1999 and earlier experienced a mid-single digit same-store sales decline.

                Gross Profit, exclusive of depreciation and amortization.  Gross profit, which is net sales less cost of merchandise, buying and occupancy expenses, exclusive of depreciation and amortization, was $39.9 million, or 43.5% of net sales, during the third quarter of fiscal 2003, compared to $35.5 million, or 45.7% of net sales, during the same period in fiscal 2002.  The 220 basis point decrease in gross profit as a percent of net sales was a result of approximately 130 basis points of negative leveraging of occupancy costs, combined with a 90 basis point decline in merchandise margins.  The negative leveraging of occupancy costs was primarily a result of operating more stores in the third quarter of fiscal 2003 which were still in the buildup phase of their sales curve.  Merchandise margins, which benefited from better pricing obtained from suppliers, were negatively impacted by increased markdowns, particularly in November on goods arriving late due to the West Coast port closure.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the third quarter of fiscal 2003 were $19.4 million, or 21.1% of net sales, compared to $15.9 million, or 20.5% of net sales, in the third quarter of fiscal 2002. The approximate 60 basis point increase in selling, general and administrative expenses as a percent of net sales was primarily a result of negative leveraging associated with the 2% decline in same-store sales in the quarter ended November 30, 2002.

                Depreciation and Amortization.  Depreciation and amortization was $2.4 million, or 2.6% of net sales, in the third quarter of fiscal 2003, compared to $2.0 million, or 2.5% of net sales, in the third quarter of fiscal 2002. The greater expense primarily resulted from capital expenditures related to the 94 new stores opened during the nine months ended November 30, 2002.

                Operating Income.  As a result of the foregoing factors, operating income for the quarter ended November 30, 2002 was $18.2 million, or 19.8% of net sales, compared to operating income of $17.7 million, or 22.7% of net sales, in the quarter ended December 1, 2001.

                Interest (Income) Expense, Net.   For the quarter ended November 30, 2002, net interest income was $196,049, compared to net interest expense of $34,284 for the quarter ended December 1, 2001.  The difference was due to a significantly higher average cash and investment balance in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002.  In addition, the Company retired the remainder of its long-term debt in December 2001 and incurred no related interest expense in the third quarter of fiscal 2003.

                Income Taxes.  Income tax expense in the third quarter of fiscal 2003 was $7.1 million, with an effective tax rate of 38.5%, compared to $7.0 million, with an effective tax rate of 39.5%, in the third quarter of fiscal 2002.  The decrease in the effective tax rate was due to lower state income taxes.

                Net Income.  As a result of the foregoing factors, net income for the quarter ended November 30, 2002 was $11.3 million, or 12.3% of net sales and $0.43 per diluted share, compared to $10.7 million, or 13.7% of net sales and $0.41 per diluted share, for the quarter ended December 1, 2001.

                The Company imports substantially all of its merchandise through ports on the West Coast of the United States.  Company management estimates that missed sales, increased markdown pressure from late deliveries of merchandise and increased freight costs, due to the port closure from September 28, 2002 through October 8, 2002, negatively impacted the results of operations for the quarter ended November 30, 2002 by approximately $0.03 per share.  See the Merchandise Sourcing section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the West Coast port closure.

NINE MONTHS ENDED NOVEMBER 30, 2002 COMPARED TO

NINE MONTHS ENDED DECEMBER 1, 2001

                Net Sales.  Net sales for the nine months ended November 30, 2002 were $243.4 million, an increase of $50.3 million or 26%, from $193.1 million for the nine months ended December 1, 2001.  The increase in total net sales was attributable to a 4% increase in same-store sales combined with an increase in the number of stores operated by the Company.

                The 4% same-store sales increase, which follows an 8% increase in same-store sales in the first nine months of fiscal 2002, was driven by strong performance at the Company’s newer locations.  Stores opened in fiscal 2000, 2001 and 2002 generated high single digit increases in same-store sales, while the Company’s mature base of stores opened in fiscal 1999 and earlier experienced a low single digit same-store sales increase. The Company operated 439 stores at November 30, 2002, compared to 353 stores at December 1, 2001.

                Gross Profit, exclusive of depreciation and amortization.  Gross profit, which is net sales less cost of merchandise, buying and occupancy expenses, exclusive of depreciation and amortization, was $107.5 million, or 44.2% of net sales, during the first nine months of fiscal 2003 compared to $84.9 million, or 44.0% of net sales, during the same period in fiscal 2002.  The 20 basis point increase in gross margin as a percent of net sales was due to a 130 basis point improvement in merchandise margins, partially offset by approximately 110 basis points of negative leveraging of occupancy costs.  The improved merchandise margins were primarily a result of obtaining better pricing from suppliers.  The negative leveraging of occupancy costs was primarily a result of operating more stores in the first nine months of fiscal 2003 which were still in the buildup phase of their sales curve.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first nine months of fiscal 2003 were $55.8 million, or 22.9% of net sales, compared to $42.7 million, or 22.1% of net sales, in the first nine months of fiscal 2002.  The approximate 80 basis point increase as a percent of net sales was primarily due to opening 94 new stores which are still in the buildup phase of their sales curve, but have similar cost structures as the Company’s mature stores.  In addition, the Company incurred one-time charges during the second quarter of fiscal 2003 consisting of $300,000 in severance costs and $200,000 related to the Company’s initial listing on the New York Stock Exchange.

                Depreciation and Amortization.  Depreciation and amortization was $6.8 million, or 2.8% of net sales, in the first nine months of fiscal 2003, compared to $5.1 million, or 2.7% of net sales, in the first nine months of fiscal 2002.  The greater expense resulted from capital expenditures related to the 94 new stores opened during the nine months ended November 30, 2002.  In addition, the first three quarters of fiscal 2003 include depreciation expense related to the Company’s headquarters and distribution center facility, which was purchased in May 2001, and the installation of new point-of-sale cash registers in all stores, which was completed in July 2001.

                Operating Income.  As a result of the foregoing factors, operating income for the nine months ended November 30, 2002 was $44.9 million, or 18.5% of net sales, compared to operating income of $37.1 million, or 19.2% of net sales, in the nine months ended December 1, 2001.

                Interest Income, Net.   For the nine months ended November 30, 2002, net interest income increased to $619,121 from $177,596 for the nine months ended December 1, 2001. The increase was due to a significantly higher average cash and investment balance in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. In addition, the Company retired the remainder of its long-term debt in December 2001 and incurred no related interest expense in the first nine months of fiscal 2003.

                Income Taxes.  Income tax expense in the first nine months of fiscal 2003 was $17.5 million, with an effective tax rate of 38.5%, compared to $14.7 million, with an effective tax rate of 39.5%, in the first nine months of fiscal 2002.  The decrease in the effective tax rate was due to lower state income taxes.

                Net Income.  As a result of the foregoing factors, net income for the nine months ended November 30, 2002 was $28.0 million, or 11.5% of net sales and $1.05 per diluted share, compared to $22.6 million, or 11.7% of net sales and $0.87 per diluted share, for the nine months ended December 1, 2001.

                The Company imports substantially all of its merchandise through ports on the West Coast of the United States.  Company management estimates that missed sales, increased markdown pressure from late deliveries of merchandise and increased freight costs, due to the port closure from September 28, 2002 through October 8, 2002, negatively impacted the results of operations for the nine months ended November 30, 2002 by approximately $0.03 per share.  See the Merchandise Sourcing section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the West Coast port closure.

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

                Net cash provided by operating activities totaled $18.6 million in the first nine months of fiscal 2003.  The increase in cash flows from operating activities was mainly a result of $28.0 million of net income, combined with $6.8 million of depreciation and amortization expense and $2.4 million of income tax benefit generated from the exercise of stock options, partially offset by a $19.6 million increase in merchandise inventory and other assets.  Net cash used in investing activities included net purchases of short-term investments of $12.0 million and $15.8 million of capital expenditures.  The Company opened 94 new stores and completed 13 store remodels during the first nine months of fiscal 2003.  Financing activities provided the Company $3.2 million of cash during the nine months ended November 30, 2002, as the Company’s officers, directors and key employees exercised stock options.

                The Company plans to spend approximately $6 million for capital expenditures during the last three months of fiscal 2003, most of which will relate to stores scheduled to open in the first quarter of fiscal 2004.  The Company expects to spend approximately $25 million to $26 million on capital expenditures in fiscal 2004 and plans to open 100 new stores including 70 Christopher & Banks stores and 30 C.J. Banks stores.  The Company anticipates it will open approximately 45 stores in the first quarter of fiscal 2004, 20 stores in the second quarter and 35 stores in the third quarter of fiscal 2004.  The Company expects its cash on hand and held in short-term investments, combined with cash flows from operations, to be sufficient to meet its capital expenditure, working capital and other requirements for liquidity during the remainder of fiscal 2003 and throughout fiscal 2004.

                The Company maintains an Amended and Restated Revolving Credit and Security Agreement with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”) which expires on June 30, 2004.  The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit of up to $25 million, subject to a borrowing base formula based on inventory levels.

                Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s base rate, 4.25% as of December 27, 2002, plus 0.25%.  Interest is payable monthly in arrears.  The Wells Fargo Revolver carries a facility fee of 0.25% on the unused portion as defined in the agreement.  The Wells Fargo Revolver is collateralized by the Company’s equipment, general intangibles, inventory, letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first nine months of fiscal 2003.  Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the importing of merchandise.  The borrowing base at November 30, 2002 was $21.5 million.  As of November 30, 2002, the Company had outstanding letters of credit in the amount of $8.1 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $13.4 million at that date.

                The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness, limitations on certain types of investments and prohibitions on paying dividends, as well as requiring the maintenance of certain financial ratios.  As of November 30, 2002, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

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

                On October 9, 2002, the ports on the West Coast of the United States reopened from labor disputes which had closed the ports from September 28, 2002 through October 8, 2002.  The federal government had imposed an 80-day cooling-off period between the International Longshore and Warehouse Union (“ILWU”) and the shippers.  On November 23, 2002, a tentative agreement was reached between the ILWU and the shippers, which was subsequently approved by the ILWU Caucus on December 12, 2002.  Ratification of the agreement by all ILWU registered longshore workers and maritime clerks is expected to be announced on January 24, 2003.

                The Company imports substantially all of its merchandise through the West Coast ports.  Company management estimates that missed sales, increased markdown pressure from late deliveries of merchandise and increased freight costs due to the port closure negatively impacted the results of operations for the quarter and nine months ended November 30, 2002 by approximately $0.03 per share.

                Substantially all of the Company’s directly imported merchandise is manufactured in Southeast Asia.  The majority of these goods are produced in Hong Kong, China, Indonesia and Singapore.  The Company is not currently importing merchandise produced in the Middle East.

                In the first nine months of fiscal 2003, the Company purchased approximately 40% of its merchandise from its largest overseas supplier.  Although the Company believes that its relationship with this particular vendor is good, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it can shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, there is some potential that any such disruption in supply could have a material adverse impact on the Company’s financial position and results of operations.

Quarterly Results and Seasonality

                The Company’s sales reflect seasonal variation as sales in the third and fourth quarters, which include the fall and holiday seasons, generally have been higher than sales in the first and second quarters.  Sales generated during the fall and holiday seasons have a significant impact on the Company’s annual results of operations.  Quarterly results may fluctuate significantly depending on a number of factors including adverse weather conditions, shifts in the timing of certain holidays, timing of new store openings, customer response to the Company’s seasonal merchandise mix and markdown strategies.

Inflation

                Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the quarters and nine months ended November 30, 2002 and December 1, 2001.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE

DISCLOSURE ABOUT MARKET RISK

                The Company is potentially exposed to market risk from changes in interest rates relating to its Revolving Credit and Security Agreement with Wells Fargo Bank.  Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s fluctuating base rate, 4.25% as of December 27, 2002, plus 0.25%.  However, the Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first nine months of fiscal 2003, and given its existing liquidity position does not expect to utilize the Wells Fargo Revolver in the near future except for its continuing use of the import letter of credit facility.

ITEM 4.

CONTROLS AND PROCEDURES

                In the quarter ended November 30, 2002, there have been no significant changes in the internal controls of the Company which would require disclosure under paragraph (b) of Item 307 of Regulation S-K of the United States Securities and Exchange Commission.

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

ITEM 4.

SUBMISSION OF MATTERS TO A

VOTE OF SECURITY HOLDERS

                There were no matters submitted to a vote of security holders during the third quarter of fiscal 2003.

ITEM 5.

OTHER INFORMATION

                None.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits:

                Exhibit 99.1            Written Statement of Chief Executive Officer

                Exhibit 99.2            Written Statement of Chief Financial Officer

(b)           Reports on Form 8-K:

                The Company did not file any reports on Form 8-K during the quarter ended November 30, 2002.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated:	January 9, 2003	By	/S/ WILLIAM J. PRANGE
William J. Prange
Chairman and
Chief Executive Officer

Signing on behalf of the
Registrant as principal
executive officer.

Dated:	January 9, 2003	By	/S/ ANDREW K. MOLLER
Andrew K. Moller
Senior Vice President and
Chief Financial Officer

Signing on behalf of the
Registrant as principal
financial officer.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, William J. Prange, certify that:

                1.             I have reviewed this quarterly report on Form 10-Q for the quarter ended November 30, 2002 of Christopher & Banks Corporation;

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

Dated:	January 9, 2003	By	/S/ WILLIAM J. PRANGE
William J. Prange
Chairman and
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Andrew K. Moller, certify that:

                1.             I have reviewed this quarterly report on Form 10-Q for the quarter ended November 30, 2002 of Christopher & Banks Corporation;

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

Dated:	January 9, 2003	By	/S/ ANDREW K. MOLLER
Andrew K. Moller
Senior Vice President and
Chief Financial Officer