Form 10-K
period 2003-03-01
CHRISTOPHER & BANKS CORP
filed 2003-05-29
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 1, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 0-19972

CHRISTOPHER & BANKS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06 - 1195422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2400 Xenium Lane North, Plymouth, Minnesota	55441
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (763) 551-5000

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

YES   ☒       NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES   ☒       NO   ☐

The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant as of August 31, 2002 was approximately $706,377,358 based on the closing price of such stock as quoted on the New York Stock Exchange ($29.10) on such date.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, was 24,804,637 as of May 9, 2003.

DOCUENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held July 30, 2003
(the “Proxy Statement”) are incorporated by reference into Part III.

CHRISTOPHER & BANKS CORPORATION

2003 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.

BUSINESS

General

Christopher & Banks Corporation is a Minneapolis-based retailer of women’s specialty apparel, which operates retail stores through its wholly-owned subsidiaries, Christopher & Banks, Inc. and Christopher & Banks Company, collectively referred to as “Christopher & Banks” or the “Company”.  As of May 9, 2003, the Company operated 466 stores in 41 states including 348 Christopher & Banks, 103 C.J. Banks and 15 Braun’s stores.  The Company’s Christopher & Banks and Braun’s stores offer distinctive fashions featuring exclusively designed, coordinated assortments of sportswear, sweaters and casual dresses in sizes four to 16. The Company’s C.J. Banks stores offer similar assortments of women’s specialty apparel in sizes 14W and up.

During the fiscal year ended March 1, 2003 (“fiscal 2003”), the Company opened 58 Christopher & Banks stores and 36 C.J. Banks stores.  The Company closed seven stores during fiscal 2003.  In fiscal 2004, the Company plans to open approximately 100 new stores including 70 Christopher & Banks stores and 30 C.J. Banks stores.  The Company anticipates it will open approximately 34 stores in the first quarter, 26 stores in the second quarter and 40 stores in the third quarter of fiscal 2004.  Approximately 40 of the 100 new stores planned to open in fiscal 2004 will be located in Tennessee, Missouri, North Carolina, Pennsylvania, Wisconsin and Michigan.  The Company intends to continue growing its store base by 20% annually, including approximately 105 new stores in fiscal 2005 and 125 new stores in fiscal 2006.

Fiscal 2003 Events

On July 17, 2002, the Company listed its common stock on the New York Stock Exchange and began trading under the symbol “CBK”.  Prior to July 17, 2002, the Company’s common stock was traded on the Nasdaq Stock Market under the symbol “CHBS”.

In February 2003, the Company’s Board of Directors authorized a stock repurchase program enabling the Company to purchase up to $20 million of its common stock, subject to market conditions.  As of May 9, 2003, the Company purchased 1,072,000 shares of its common stock under this program at a total cost, including commissions, of approximately $17.3 million.  The common stock purchased is being held in treasury and reduced the number of shares of the Company’s outstanding common stock by approximately 4%.

Business Strategy

The Company’s business strategy is to provide its target customer with high quality, moderately-priced, coordinated ensembles that are interchangeable between work and leisure activities; to differentiate itself from its competitors through its focused merchandising approach, including an emphasis on private brand merchandise designed and manufactured exclusively for the Company under its proprietary names, Christopher & Banks and C.J. Banks; to utilize information systems to effectively manage its merchandise inventories; and to expand its store base and maintain updated, attractive store locations.

The key elements of the Company’s strategy are as follows:

•                  Focus on a target customer and meet her needs

•                  Deliver a well defined merchandise assortment

•                  Use information systems to drive decision making and maintain disciplined inventory management

•                  Expand store base in existing and new markets

•                  Grow through development of new concepts

Focus on a target customer and meet her needs.  Christopher & Banks’ target customer is a 35 to 55 year old working woman with an annual family income of $50,000 and above.  Management believes this target customer leads a busy life, shops in regional malls and purchases fashions which are suitable for both work and leisure activities.

The Company utilizes point-of-sale inventory tracking to analyze the buying patterns of its customers. Christopher & Banks also uses a product testing program to identify consumer demand for clothing styles, designs and colors. This test and reorder philosophy gives the Company the ability to offer proven best sellers throughout a selling season. The Company’s objective is to be recognized by its target customer as offering quality fashions at moderate prices. Christopher & Banks differentiates itself from other women’s specialty apparel retailers through offering a merchandise assortment that is characterized by novelty designs with many featuring seasonal themes.

Deliver a well defined merchandising assortment. In fiscal 2003, the Company’s lines of merchandise included three principal categories: sportswear, sweaters and dresses. The Company discontinued the sale of most accessories in fiscal 2001.  Selling space previously allocated to accessories was shifted to higher margin merchandise categories of sweaters and sportswear.  The following table sets forth the approximate percentage of net sales attributable to each merchandise group for the past three fiscal years.

	Percentage of Net Sales
Merchandise Group	2003	2002	2001
Sportswear	54.5%	52.4%	52.0%
Sweaters	39.6	41.2	39.1
Dresses	5.9	6.3	8.2
Accessories	0.0	0.1	0.7
Total	100.0%	100.0%	100.0%

The Company has developed a variety of strategies and programs to distinguish itself from its competitors. Major elements of its merchandising strategy include:

Strong Visual Merchandise Presentation. The Company relies heavily on attracting mall traffic through appealing visual presentation.  Christopher & Banks carefully designs front-of-store displays to draw customers into its stores.  The visual program emphasizes attractive window displays focusing attention on current merchandise styles and a brightly lit, open store entrance area.  To keep its fashions fresh, Christopher & Banks introduces six different color stories each year.  Merchandise from each color story is featured in the Company’s stores for approximately 12 to 16 weeks.  Each color story has a two to four week build-up period in the back of the store.  The color story is then featured in the front of the store for approximately eight weeks.  Remaining merchandise from the color story is then moved to the back of the store for a two to four week liquidation phase.

Direct Import Program.  During fiscal 2003, the Company directly imported approximately 95% of its total merchandise purchases. The Company anticipates that direct imports, as a percent of total purchases, will be approximately the same in fiscal 2004. Management believes direct importing allows Christopher & Banks to obtain high quality merchandise at a lower cost. This in turn provides the Company with the ability to sell garments, comparable in quality and design to those sold in department stores, at a lower price.

Private Brand Clothing — Christopher & Banks, C.J. Banks.  The use of private brand clothing produced exclusively for the Company creates a unique store identity and establishes a competitive “point of difference”. The Company’s design staff, guided by its merchants, continually develops new designs for the Company’s private brand merchandise.  The Company uses its proprietary names, Christopher & Banks and C.J. Banks, for its private brand clothing.  Sales of private brand clothing comprised substantially all of the Company’s sales in fiscal 2003 and 2002.  The Company anticipates private brand clothing will account for substantially all of its sales again in fiscal 2004.

Key Vendor Relationships. The Company’s ongoing relationships with key vendors have enabled it to exclusively feature its private brand offerings in order to project a merchandising point of difference.  Key vendor relationships also allow the Company to execute a timely product testing and reorder program which gives Christopher & Banks the ability to feature best selling styles throughout a selling season.

Quality Assurance. The Company employs a variety of quality control measures including color, fabric and construction analysis and sizing verification, to ensure that all merchandise meets the Company’s quality standards.

Use information systems to drive decision making and maintain disciplined inventory management.  The Company’s merchandise and financial information systems are updated daily with information from the Company’s point-of-sale registers.  Management believes these systems provide detailed merchandise planning, sales tracking and analysis capabilities. The Company also believes the merchandise information systems provide distribution center processing, planning and allocation features which allow the Company to efficiently manage its merchandise assortment at its stores.

The Company also utilizes a cost-effective program to efficiently deliver merchandise on a daily basis from the Company’s distribution center to each of its stores.  Through using its systems effectively, inventories can be maintained at an efficient level throughout the year, which ensures a consistent flow of fresh merchandise to the stores and enables the Company to keep the aging of its inventory current.  The Company’s retail inventory turn-over was 4.7, 4.6 and 4.7 times in fiscal 2003, 2002 and 2001, respectively.

Expand store base in existing and new markets.   The Company plans to expand its store base by approximately 100 stores in fiscal 2004, including 70 Christopher & Banks stores and 30 C.J. Banks stores.  The Company anticipates it will open approximately 34 stores in the first quarter, 26 stores in the second quarter and 40 stores in the third quarter of fiscal 2004.  Approximately 40 of the 100 new stores planned to open in fiscal 2004 will be located in Tennessee, Missouri, North Carolina, Pennsylvania, Wisconsin and Michigan.  The highest concentration of new Christopher & Banks stores will open in Tennessee, North Carolina and Pennsylvania, while the new C.J. Banks stores will be concentrated most heavily in Missouri, Wisconsin and Michigan.  The Company intends to continue growing its store base by 20% annually, including approximately 105 new stores in fiscal 2005 and 125 new stores in fiscal 2006.

Expand through developing new concepts.  The Company intends to continue to evaluate different growth vehicles and new opportunities as it deems appropriate.  Accordingly, in fiscal 2001 the Company launched a new concept opening stores under the name C.J. Banks.  These stores serve the women’s large size market by offering coordinated assortments of exclusively designed sportswear, sweaters and dresses in sizes 14W and up.  In connection with this strategy, the Company developed a new C.J. Banks store prototype which is similar to, but slightly larger than, its Christopher & Banks store design.  The Company continued to grow the C.J. Banks concept by opening 36 stores in fiscal 2003 and plans to open approximately 30 additional C.J. Banks stores in fiscal 2004.  As of May 9, 2003, the Company operated 103 C.J. Banks stores.

Properties

The Company has developed an updated store design which has been used for new and remodeled stores since the beginning of fiscal 1998.  As of May 9, 2003, 409 of the Company’s 466 stores utilized this design.  The Company plans to continue to use this design for its new stores and remodeled stores.  This store design is open and inviting, which enables the Company to deliver a focused merchandise presentation to its customers.  With attractive decor and bright lighting, the Company’s customers enjoy a fun and exciting shopping atmosphere.  The Company typically effects a major or a minor remodeling of a store following renewal of the store’s lease.  However, during the interim, carpet replacement, painting and other minor improvements are made as needed.  The Company completed 13 store remodels in fiscal 2003 and plans to complete approximately 20 store remodels in fiscal 2004.

Store Operations

The Company manages its stores in a manner that encourages participation by the store manager and employees in the execution of the Company’s business and operational strategies.  Each store has a manager who is responsible for the day-to-day operations of the store.  Store managers complete a management training program and are eligible for Company incentive awards based upon exceeding planned store sales volume.

Purchasing/Sources of Supply

Direct imports accounted for approximately 95% of the Company’s total merchandise purchases in fiscal 2003.  During fiscal 2003, the Company purchased substantially all of its merchandise from 80 vendors and the Company’s ten largest vendors provided approximately 75% of the Company’s purchases.  In addition, purchases from the Company’s largest overseas supplier accounted for approximately 43% of total purchases, compared to 41% in fiscal 2002.

Although the Company believes that its relationship with its largest vendor is good, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it can shift to other suppliers so as to continue to secure the required volume of product.  Nevertheless, there is some potential that any such disruption in supply could have a material adverse impact on the Company’s financial position and results of operations.  The Company intends to directly import approximately 95% of its purchases again in fiscal 2004.

Advertising and Promotion

Historically, the Company has not engaged in significant television, radio or print advertising.  Instead, the Company capitalizes on mall traffic at most of its locations.  To draw customers into its stores, the Company emphasizes attractive front-of-store displays and an open, clean, in-store visual presentation which focus attention on the Company’s merchandise.

The Company maintains internet websites at www.christopherandbanks.com and www.cjbanks.com.  The Company’s websites showcase current Christopher & Banks and C.J. Banks fashions and are updated six times annually with the change of merchandise color stories.  The websites also contain information about the Company’s business and history, investor relations, employment opportunities and store locations.  At this time the Company does not offer on-line purchasing of merchandise or gift certificates through its websites.

Seasonality

The Company’s sales show seasonal variation as sales in the third and fourth quarters, which include the fall and holiday seasons, have generally been higher than sales in the first and second quarters.  Sales generated during the fall and holiday seasons have a significant impact on the Company’s annual results of operations.

Competition

The women’s retail apparel business is highly competitive.  The Company believes that the principal bases upon which it competes are unique merchandise selection, quality garment construction, store location, visual merchandise presentation and customer service.  The Company competes with a broad range of national and regional retail chains that sell similar merchandise, including department stores and specialty stores.  Many of these competitors are larger and have greater financial resources than the Company.  The Company believes that its unique merchandise selection, strong visual presentation, product quality, and customer service enable the Company to compete effectively.

Employees

As of May 9, 2003, the Company had approximately 1,500 full-time and 3,000 part-time employees. The number of part-time employees increases during peak selling periods. None of the Company’s employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and considers its relationship with its employees to be good.

Trademarks and Service Marks

The Company is the owner of the federally registered trademark and service mark “Christopher & Banks” which is its predominant private brand, “C.J. Banks”, its large size private brand, and “Braun’s” with respect to articles of apparel. Common law rights have been established by the Company in other trademarks and service marks which it considers to be of lesser importance. Christopher & Banks believes its primary marks are important to its business and are recognized in the women’s retail apparel industry. Accordingly, the Company intends to maintain its marks and the related registrations.  Management is not aware of any challenges to the Company’s right to use its marks in the United States.

ITEM 2.

PROPERTIES

Store Locations

The Company’s stores are located primarily in regional shopping malls in mid-sized cities and suburban areas, which offer high-traffic by potential walk-in customers.  Approximately 85% of the Company’s stores are located in enclosed regional malls that typically have numerous specialty stores and two or more general merchandise chains or department stores as anchor tenants.  The rest of the Company’s stores are located in lifestyle, community and strip shopping centers.  The Company attempts to locate its stores strategically within the mall or shopping center to attract walk-in customers through attractive visual displays. The average store size is approximately 3,400 square feet, of which the Company estimates approximately 85% is selling space.

At May 9, 2003, the Company operated 466 stores in the following states:

State	Number of Christopher & Banks/ Braun’s Stores	Number of C.J. Banks Stores	Total Stores
Alabama	1	—	1
Arizona	3	—	3
Arkansas	3	—	3
California	1	—	1
Colorado	16	4	20
Connecticut	2	—	2
Florida	4	—	4
Georgia	2	—	2
Idaho	5	1	6
Illinois	16	7	23
Indiana	15	6	21
Iowa	24	6	30
Kansas	9	2	11
Kentucky	2	1	3
Maine	1	—	1
Maryland	2	1	3
Massachusetts	5	1	6
Michigan	26	9	35
Minnesota	36	9	45
Missouri	12	6	18
Montana	6	2	8
Nebraska	10	4	14
New Hampshire	1	—	1
New Jersey	1	—	1
New Mexico	1	—	1
New York	21	7	28
North Carolina	1	—	1
North Dakota	7	2	9
Ohio	26	9	35
Oklahoma	3	—	3
Oregon	5	2	7
Pennsylvania	26	7	33
South Dakota	7	3	10
Tennessee	3	—	3
Texas	1	—	1
Utah	6	—	6
Virginia	7	—	7
Washington	12	3	15
West Virginia	7	2	9
Wisconsin	24	7	31
Wyoming	3	2	5
Total	363	103	466

Store Leases

All of the Company’s store locations are leased. Management believes that the current commercial real estate market, combined with the Company’s relationship with nationally-recognized developers and established operating history makes the Company an attractive tenant when negotiating terms with shopping center developers, owners or management companies.

Lease terms typically include a rental period of ten years and may contain a renewal option.  Leases generally require payments of fixed minimum rent and contingent percentage rent, typically calculated at five percent of sales in excess of a specified level.  The following table, which covers all of the stores operated by the Company at May 9, 2003, indicates the number of leases expiring during the fiscal year indicated and the number of such leases with renewal options.  The number of stores with leases expiring in fiscal 2004 includes those stores which currently have leases on month-to-month terms.

Fiscal Year	Number of Leases Expiring	Number with Renewal Options
2004	53	7
2005	29	4
2006	12	3
2007	8	1
2008	17	2
2009 - 2013	318	9
2014 - 2018	29	1
Total	466	27

The Company currently plans to negotiate new leases in most of the locations which do not have renewal options.

Corporate Office and Distribution Center Facility

In fiscal 2002, the Company purchased its 210,000 square foot corporate office and distribution center facility, located in Plymouth, Minnesota, for $8.8 million in cash.  Prior to fiscal 2002, the Company leased this facility.  The Company utilizes approximately 130,000 square feet of the building for its own corporate offices and distribution center facility.  The remaining 80,000 square feet of the building are subleased to a third party.  Under the sublease, the Company will receive $26,667 per month through August 31, 2003 and $30,000 per month from September 1, 2003 through May 31, 2005.  The subtenant is also required to reimburse the Company for property taxes, utilities and other operating costs of the subleased portion of the facility.  Upon expiration of the sublease, the Company plans to utilize the 80,000 square feet for its own distribution center requirements.

The Company believes its headquarters and merchandise distribution center facility to be adequate to accommodate the expansion plans of the Company for the foreseeable future.

ITEM 3.

LEGAL PROCEEDINGS

The Company is involved in various minor legal matters arising in the normal course of business.  In the opinion of management, the outcome of such proceedings will not have a material adverse impact on the Company’s financial position or results of operations.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2003.

ITEM 4a.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers of the Company as of May 9, 2003.

Name	Age	Positions and Offices
William J. Prange	49	Chairman and Chief Executive Officer
Joseph E. Pennington	57	President and Chief Operating Officer
Ralph C. Neal	56	Executive Vice President of Store Operations
Andrew K. Moller	44	Senior Vice President and Chief Financial Officer
Kathryn R. Gangstee	53	Senior Vice President and Division President - Christopher & Banks
Kim M. Westerham	45	Vice President of Merchandise Planning and Distribution
Nancy C. Scott	54	Vice President of Real Estate and Construction
John F. Prange	46	Vice President of Human Resources
Thomas A. Guetter	57	Vice President of Information Technology
Julie M. Rouse	40	Vice President and General Merchandise Manager - C.J. Banks
Kim A. Decker	42	Vice President and Director of Stores - C.J. Banks

William J. Prange has served as Chairman and Chief Executive Officer since September 1999.  From March 1998 through August 1999, Mr. Prange was President and Chief Executive Officer.  Mr. Prange was President and Chief Merchandising Officer from July 1997 through February 1998.  From April 1995 through June 1997, Mr. Prange was Senior Vice President and General Merchandising Manager.  From April 1994 through March 1995, Mr. Prange was Vice President and General Merchandising Manager.  From 1989 to 1994, Mr. Prange was President and General Merchandise Manager of American Specialty Stores (dba “the id”).  From 1987 to 1989, Mr. Prange was Vice President and General Merchandise Manager of the id.  From 1985 to 1987, Mr. Prange was Vice President and General Merchandise Manager of Prange Department Stores.

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

Ralph C. Neal has served as Executive Vice President of Store Operations since March 1998.  Mr. Neal was Senior Vice President of Store Operations from July 1997 through February 1998.  From September 1996 through June 1997, Mr. Neal was Vice President of Store Operations.  From 1989 to 1996, Mr. Neal was Vice President of Store Operations for the id.  From 1986 to 1989, Mr. Neal was a Senior Vice President of Brooks Fashions.  From 1982 to 1986, Mr. Neal was Vice President of Operations for the id.  Prior to 1982, Mr. Neal served in various managerial capacities for other women’s apparel retailers.

Andrew K. Moller has served as Senior Vice President and Chief Financial Officer since March 1999.  From March 1998 through February 1999, Mr. Moller was Vice President Finance and Chief Financial Officer.  Mr. Moller was Controller from January 1995 through February 1998.  From September 1992 through December 1994, Mr. Moller was Assistant Controller.  Prior to joining the Company, Mr. Moller held managerial accounting positions with Ladbroke Racing Canterbury, Inc., a subsidiary of Ladbroke Group, and with B Dalton Bookstores.  Mr. Moller also has previous experience with Arthur Andersen LLP.

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

Nancy C. Scott has served as Vice President of Real Estate and Construction since March 1998.  From May 1997 through February 1998, Ms. Scott was Regional Director of Leasing for Pacific Sunwear of California.  Ms. Scott was employed by Frederick’s of Hollywood Stores, Inc. from March 1987 through April 1997, including the position of Vice President Real Estate/Leasing from February 1989 to April 1997.  From 1979 through 1986, Ms. Scott held leasing positions with various other companies.

John F. Prange has served as Vice President of Human Resources since October 2000.  From January 1998 to October 2000, Mr. Prange was Vice President of Human Resources for Miles Kimball.  Mr. Prange was Director of Human Resources for Miles Kimball from November 1994 to January 1998.  From April 1993 to November 1994, Mr. Prange served as Regional Manager of Human Resources for Hillhaven Corporation.  From May 1989 to September 1992, Mr. Prange was a Vice President of Prange’s Department Stores and from February 1987 to May 1989 served as Director of Human Resources.  From July 1981 to February 1987, Mr. Prange served in a variety of store management and human resource positions with the H.C. Prange Company.  Mr. Prange is the brother of William J. Prange.

Thomas A. Guetter has served as Vice President of Information Technology since March 2002. From April 1996 through February 2002, Mr. Guetter was Director of Management Information Systems.  Mr. Guetter was Director of Systems and Programming from September 1993 through March 1996.  From November 1987 through August 1993, Mr. Guetter was Manager of Programming.  Prior to joining the Company, Mr. Guetter held various Information Technology positions including Manager of Systems and Programming with Donaldson’s Department Stores.

Julie M. Rouse has served as Vice President and General Merchandise Manager, C.J. Banks Division, since August 2002. From March 1998 through July 2002, Ms. Rouse was a Divisional Merchandise Manager for several departments within the Company and from 1995 to February 1998 Ms. Rouse served as a Buyer for the Company.  Ms. Rouse was a Buyer for the id stores from 1989 to 1994.  Prior to 1989, Ms. Rouse held various store level positions with the Limited.

Kim A. Decker has served as Vice President and Director of Stores, C.J. Banks Division, since August 2002.  From March 1998 through July 2002, Ms. Decker was the Senior Regional Manager for Christopher & Banks.  Ms. Decker held the position of Field Director of Store Operations with the Company from October 1996 until February 1998.  From March 1993 to September 1996, Ms. Decker was a Regional Manager and from February 1987 to February 1993 Ms. Decker was a District Manager for the Company.  From May 1980 to January 1987, Ms. Decker held various store level positions with the Company.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

On July 17, 2002, the Company listed its common stock on the New York Stock Exchange and began trading under the symbol “CBK”.  From July 27, 2000 to July 16, 2002, the Company’s common stock was traded on the Nasdaq Stock Market under the symbol “CHBS”.  The Company’s common stock traded on The Nasdaq Stock Market under the symbol “BFCI” from March 31, 1992 to July 26, 2000.  The quarterly high and low stock sales price information for the Company’s common stock for fiscal 2003 and fiscal 2002 are presented in Note 11 of the Consolidated Financial Statements and are included herein.

The number of holders of record of the Company’s common stock as of May 9, 2003 was 96.  Based upon information received from the record holders, the Company believes there are more than 8,000 beneficial owners.  The last reported sales price of the Company’s common stock on May 9, 2003 was $27.45.

The Company has never paid a dividend on its common stock.  The Company presently intends to retain all future earnings, if any, for the operation of its business.  Currently, dividends are restricted by the terms of the Company’s revolving credit facility.  (See Item 7 of this Form 10-K.)  Any future determination as to the payment of dividends on common stock will depend upon future earnings, results of operations, capital requirements, compliance with financial covenants, the financial condition of the Company and any other factors the Board of Directors may consider.

In February 2003, the Company’s Board of Directors authorized a stock repurchase program enabling the Company to purchase up to $20 million of its common stock, subject to market conditions.  Through March 1, 2003, the Company purchased 800,000 shares of its common stock at a total cost, including commissions, of $13.3 million.  From March 2, 2003 through May 9, 2003, the Company purchased an additional 272,000 shares of its common stock resulting in total purchases under the program of 1,072,000 shares at a total cost, including commissions, of approximately $17.3 million.  The common stock purchased is being held in treasury and reduced the number of shares of the Company’s outstanding common stock by approximately 4%.

In fiscal 1999, the Company purchased 1,863,000 shares of its common stock, on a split adjusted basis, at a total cost, including commissions, of approximately $3.0 million.  The common stock purchased in fiscal 1999 is currently held in treasury.

The Company’s Board of Directors approved 3-for-2 stock splits in the form of stock dividends on the Company’s outstanding common stock in November 1999, May 2000, January 2001 and November 2001.  The stock dividends were distributed on December 14, 1999, July 11, 2000, February 12, 2001 and December 12, 2001.  Share and per share data contained within this Form 10-K have been restated to reflect the effect of the stock splits.

During the last three fiscal years, the Company did not sell any equity securities in a transaction that was exempt from the registration provisions of the Securities Act of 1933, as amended.

ITEM 6.
SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes appearing in Item 8 of this Form 10-K.

	Fiscal Year Ended
	(In thousands, except per share amounts and selected operating data)

	Mar. 1, 2003	Mar. 2, 2002	Mar. 3, 2001(1)	Feb. 26, 2000	Feb. 27, 1999

Income Statement Data:
Net sales	$338,756	$275,853	$209,156	$143,402	$110,142
Cost of sales(2)	191,129	153,661	116,466	87,865	71,488

Gross profit, exclusive of depreciation and amortization	147,627	122,192	92,690	55,537	38,654
Selling, general and administrative expenses	76,672	61,330	46,776	33,306	25,621
Depreciation and amortization	9,387	7,092	4,675	3,387	2,679

Operating income	61,568	53,770	41,239	18,844	10,354
Interest (income) expense, net	(895)	(337)	(852)	47	282

Income before income taxes	62,463	54,107	42,091	18,797	10,072
Income tax provision	23,988	21,251	16,565	7,262	3,880

Income before extraordinary gain	38,475	32,856	25,526	11,535	6,192
Extraordinary gain	—	—	—	—	35

Net income	$38,475	$32,856	$25,526	$11,535	$6,227

Basic earnings per common share:(3)
Income before extraordinary gain	$1.50	$1.33	$1.09	$0.52	$0.27
Extraordinary gain	—	—	—	—	0.00

Net income	$1.50	$1.33	$1.09	$0.52	$0.27

Basic shares outstanding	25,597	24,692	23,369	22,302	22,991

Diluted earnings per common share:(3)	.
Income before extraordinary gain	$1.45	$1.26	$1.00	$0.49	$0.26
Extraordinary gain	—	—	—	—	0.00

Net income	$1.45	$1.26	$1.00	$0.49	$0.26

Diluted shares outstanding	26,491	26,147	25,503	23,734	24,168

(1)     Fiscal 2001 represents a 53 week year.

(2)               Cost of sales includes cost of merchandise, buying expenses and occupancy costs, but excludes depreciation and amortization.

(3)               All earnings per share amounts reported above reflect the effect of four 3-for-2 stocks splits effective December 14, 1999, July 11, 2000, February 12, 2001 and December 12, 2001.

	Fiscal Year Ended
	Mar. 1, 2003	Mar. 2, 2002	Mar. 3, 2001(1)	Feb. 26, 2000	Feb. 27, 1999
Selected Operating Data:
Same store sales increase	1%	6%	18%	17%	3%
Stores at end of period	438	351	273	223	195
Net sales per gross square foot(2)	$253	$256	$247	$201	$172

Balance Sheet Data (at end of period in thousands):
Cash and short-term investments	$64,092	$40,875	$34,798	$22,686	$12,588
Merchandise inventory	$24,134	$18,999	$15,831	$11,421	$10,799
Total assets	$166,357	$128,618	$93,695	$58,719	$40,060
Long-term debt	$—	$—	$5,207	$5,053	$5,074
Stockholders’ equity	$143,300	$111,976	$68,827	$37,385	$24,730

(1)               Fiscal 2001 represents a 53 week year.

(2)               Includes only stores open for the entire fiscal year.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes of the Company included in Item 8 of this Form 10-K.  Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain “forward-looking statements” that involve risks and uncertainties.  The Company’s actual results could materially differ from those anticipated in these forward-looking statements as a result of certain factors, including those set forth later in Item 7 under the heading “Forward Looking Information and Risk”.

General

Christopher & Banks Corporation, formerly Braun’s Fashions Corporation, is a Minneapolis-based retailer of women’s specialty apparel, which operates retail stores through its wholly-owned subsidiaries, Christopher & Banks, Inc. and Christopher & Banks Company.  The Company was incorporated in 1986 to acquire Braun’s Fashions, Inc., which had operated as a family-owned business since 1956.  On July 26, 2000, the Company’s shareholders approved a change in the Company’s name from Braun’s Fashions Corporation to Christopher & Banks Corporation.

As of May 9, 2003, the Company operated 466 stores in 41 states including 348 Christopher & Banks stores, 103 C.J. Banks stores and 15 Braun’s stores.  The Company’s Christopher & Banks and Braun’s stores offer distinctive fashions featuring exclusively designed, coordinated assortments of sportswear, sweaters and casual dresses in sizes four to 16. The Company’s C.J. Banks stores offer similar assortments of women’s specialty apparel in sizes 14W and up.

During the fiscal year ended March 1, 2003, the Company opened 58 Christopher & Banks stores and 36 C.J. Banks stores.  The Company closed seven stores during fiscal 2003.  In fiscal 2004, the Company plans to open approximately 100 new stores including 70 Christopher & Banks stores and 30 C.J. Banks stores.  The Company anticipates it will open approximately 34 stores in the first quarter, 26 stores in the second quarter and 40 stores in the third quarter of fiscal 2004.  Approximately 40 of the 100 new stores planned to open in fiscal 2004 will be located in Tennessee, Missouri, North Carolina, Pennsylvania, Wisconsin and Michigan.  The Company intends to continue growing its store base by 20% annually, including approximately 105 new stores in fiscal 2005 and 125 new stores in fiscal 2006.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s Consolidated Financial Statements and related Notes, which have been prepared in accordance with generally accepted accounting principles used in the United States of America.  The preparation of these financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during a reporting period.  Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable.  As a result, actual results could differ because of the use of these estimates and assumptions.

The Company’s significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.  The Company believes the following accounting policies are most critical to aid in fully understanding and evaluating the Company’s reported financial condition and results of operations.

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

Inventory Valuation

Merchandise inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out retail inventory method.  Permanent markdowns of inventory are recorded monthly based on an evaluation by merchandising management, which includes analyzing inventory levels and aging as well as rate of sale.  The Company further reduces the value of inventory by recording an allowance for markdowns based on inventory levels from the season which immediately precedes the current season as of the reporting date.  Markdowns on this merchandise reflect the future anticipated selling price of the inventory.  To the extent that management’s estimates differ from actual results, additional markdowns may have to be recorded, which could reduce the Company’s gross margins and adversely affect its financial position and results of operations.

Property, Equipment and Improvements and Long-Lived Assets

Property, equipment and improvements are stated at cost. Property and equipment is depreciated over its estimated useful life, ranging from three to 25 years.  Leasehold improvements are amortized over the term of the related leases, which is typically ten years.  Repairs and maintenance which do not extend an asset’s useful life are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in earnings for that period.

The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate the net book value of an asset may not be recoverable.  An impairment loss would be recognized when the net book value of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.  The impairment loss to be recorded would be the excess of the asset’s net book value over its fair value.  Fair value would be determined based upon the best information available in the circumstances including quoted prices or other valuation techniques.

Income Taxes

Income taxes are recorded following the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Realization of deferred tax assets is ultimately dependent upon future taxable income.  Inherent in the measurement of deferred balances are certain judgements and interpretations of tax laws and published guidance with respect to the Company’s operations.  No valuation allowance has been provided for deferred tax assets because management believes the full amount of net deferred tax assets will be realized.  The effective tax rate utilized by the Company reflects management’s estimation of the expected tax liabilities within various taxing jurisdictions.

Results of Operations

The following table sets forth operating statement data expressed as a percentage of net sales for the last three fiscal years and should be read in conjunction with “Selected Consolidated Financial Data.”

	Fiscal Year Ended
	March 1, 2003	March 2, 2002	March 3, 2001

Net sales	100.0%	100.0%	100.0%
Cost of sales, exclusive of depreciation and amortization	56.4	55.7	55.7
Gross profit, exclusive of depreciation and amortization	43.6	44.3	44.3
Selling, general and administrative expenses	22.6	22.2	22.4
Depreciation and amortization	2.8	2.6	2.2
Operating income	18.2	19.5	19.7
Interest income, net	0.3	0.1	0.4
Income before income taxes	18.5	19.6	20.1
Income tax provision	7.1	7.7	7.9
Net income	11.4%	11.9%	12.2%

Fiscal 2003 Compared to Fiscal 2002

Net Sales. Net sales for the year ended March 1, 2003 were $338.8 million, an increase of $62.9 million or 23%, from net sales of $275.9 million for the year ended March 2, 2002.  The increase in net sales was a result of an increase in same-store sales of 1% combined with an increase in the number of stores operated by the Company during the year.  The 1% increase in same-store sales, which follows a 6% increase in same-stores sales in fiscal 2002, was achieved despite the difficult economic conditions and heavily promotional retail environment prevalent during fiscal 2003.  The Company’s stores opened in fiscal 2000, 2001 and 2002 posted a low single-digit increase in same-store sales, while the Company’s mature base of stores recorded a low single-digit decline in same-store sales.  The Company operated 438 stores at March 1, 2003 compared to 351 stores at March 2, 2002.

Gross Profit, exclusive of depreciation and amortization. Gross profit, which is net sales less the cost of merchandise, buying expenses and occupancy costs, exclusive of depreciation and amortization, was $147.6 million, or 43.6% of net sales, in fiscal 2003, compared to $122.2 million, or 44.3% of net sales, in fiscal 2002.  The 70 basis point decrease in gross profit as a percent of net sales was due to an increase in merchandise margins, offset by 140 basis points of negative leveraging of occupancy costs.  The improved merchandise margins were mainly a result of obtaining better pricing from suppliers, while the negative leveraging of occupancy costs was primarily a result of operating more stores in fiscal 2003 which were still in the buildup phase of their sales curve.  In addition, gross profit in fiscal 2003 was negatively impacted by increased markdown pressure resulting from late deliveries of merchandise and increased freight costs due to the closure of the ports on the West Coast of the United States from September 28, 2002 through October 8, 2002.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $76.7 million, or 22.6% of net sales, in fiscal 2003 compared to $61.3 million, or 22.2% of net sales, in fiscal 2002.  The increase in selling, general and administrative expenses as a percent of sales was primarily due to opening 94 new stores in fiscal 2003 which are still in the buildup phase of their sales curve, but have similar cost structures as the Company’s mature stores.  In addition, the Company incurred one-time charges during the second quarter of fiscal 2003 consisting of $300,000 in severance costs and $200,000 related to the Company’s initial listing on the New York Stock Exchange.  These costs were partially offset by an approximate 60 basis point decrease in bonus expense as a percent of sales.

Depreciation and Amortization.  Depreciation and amortization was $9.4 million, or 2.8% of net sales, in fiscal 2003 compared to $7.1 million, or 2.6% of net sales, in fiscal 2002.  The greater expense resulted from capital expenditures related to the 94 new stores opened during the year ended March 1, 2003.  In addition, fiscal 2003 included a full year of depreciation expense related to the Company’s headquarters and distribution center facility which was purchased for $8.8 million in May 2001, and the new point-of-sale cash registers installed in all stores in fiscal 2002 at a cost of approximately $4.7 million.

Operating Income.  As a result of the foregoing factors, operating income for the year ended March 1, 2003 was $61.6 million, or 18.2% of net sales, compared to operating income of $53.8 million, or 19.5% of net sales, for the year ended March 2, 2002.

Interest Income, Net.  For the year ended March 1, 2003, net interest income increased to $894,955 from $337,355 for the year ended March 2, 2002.  The increase was due to a significantly higher average cash and short-term investment balance in fiscal 2003 compared to fiscal 2002.  In addition, the Company retired the remainder of its long-term debt in December 2001 and incurred no long-term debt related interest expense in fiscal 2003.

Income Taxes.  The provision for income taxes was $24.0 million in fiscal 2003, with an effective tax rate of 38.4%, compared to $21.3 million, with an effective tax rate of 39.3%, in fiscal 2002.  The decrease in effective tax rate was due to lower state income taxes.

Net Income.  As a result of the foregoing factors, net income for the year ended March 1, 2003 was $38.5 million, or 11.4% of net sales and $1.45 per diluted share, compared to net income of $32.9 million, or 11.9% of net sales and $1.26 per diluted share for the year ended March 2, 2002.

The Company imports substantially all of its merchandise through ports on the West Coast of the United States.  Company management estimates that missed sales, increased markdown pressure from late deliveries of merchandise and increased freight costs, due to the port closure from September 28, 2002 through October 8, 2002, negatively impacted the results of operations for the year ended March 1, 2003 by approximately $0.03 per share in the third quarter and $0.02 per share in the fourth quarter.  See the “Merchandise Sourcing” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the West Coast port closure.

Fiscal 2002 Compared to Fiscal 2001

Net Sales. Net sales for the 52 weeks ended March 2, 2002 were $275.9 million, an increase of $66.7 million or 32%, from net sales of $209.2 million for the 53 weeks ended March 3, 2001.  The increase in net sales was a result of a 6% increase in same-store sales combined with an increase in the number of stores operated by the Company.  Same-store sales increased 6% in a very challenging retail environment following an exceptionally strong 18% increase in same-store sales in fiscal 2001.  The fiscal 2002 increase in same-store sales was primarily driven by strong performance at the Company’s newer stores opened in fiscal 1999, 2000 and 2001.  The Company operated 351 stores at March 2, 2002 compared to 273 at March 3, 2001.

Gross Profit, exclusive of depreciation and amortization. Gross profit, which is net sales less the cost of merchandise, buying expenses and occupancy costs, exclusive of depreciation and amortization, was $122.2 million, or 44.3% of net sales, in fiscal 2002, compared to $92.7 million, or 44.3% of net sales, in fiscal 2001.  Gross profit as a percentage of net sales for fiscal 2002 was unchanged from fiscal 2001.  A greater number of new stores opened in fiscal 2002 resulted in 80 basis points of negative leveraging of occupancy costs, which was offset by an improvement in merchandise, buying and distribution costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $61.3 million, or 22.2% of net sales, in fiscal 2002 compared to $46.8 million, or 22.4% of net sales, in fiscal 2001.  Selling, general and administrative expenses as a percent of net sales decreased due to leveraging associated with increased sales combined with the Company’s efforts to maintain tight expense controls.

Depreciation and Amortization.  Depreciation and amortization was $7.1 million, or 2.6% of net sales, in fiscal 2002 compared to $4.7 million, or 2.2% of net sales, in fiscal 2001.  The increase was primarily a result of greater capital expenditures in fiscal 2002.  The Company opened 82 new stores in fiscal 2002 compared to 53 new stores in fiscal 2001.  In addition, during fiscal 2002 the Company purchased its headquarters and distribution center facility and installed new point-of-sale hardware and software in all stores.

Operating Income.  As a result of the foregoing factors, operating income was $53.8 million, or 19.5% of net sales, in fiscal 2002 compared to operating income of $41.2 million, or 19.7% of net sales, in fiscal 2001.

Interest Income, Net.  Net interest income in fiscal 2002 decreased to $337,355 from $851,842 in fiscal 2001.  The decrease resulted from substantially lower interest rates on short-term investments in fiscal 2002.

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

Net cash provided by operating activities totaled $53.6 million in fiscal 2003.  Net cash used in investing activities included net purchases of short-term investments of $55.8 million and $20.5 million of capital expenditures.  The Company opened 94 new stores and completed 13 store remodels during fiscal 2003.  Net cash of $9.9 million was used by the Company for financing activities in fiscal 2003.  In February 2003, the Company repurchased 800,000 shares of the Company’s common stock at a total cost, including commissions, of approximately $13.3 million.  The common stock purchased is being held in treasury.  The Company was provided with $3.4 million of cash in fiscal 2003 as the Company’s officers, directors and key employees exercised stock options.  As a result of the foregoing, the cash and cash equivalents decreased by $32.6 million in fiscal 2003.

The Company plans to spend approximately $25 million on capital expenditures in fiscal 2004 to open approximately 70 new Christopher & Banks stores and 30 new C.J. Banks stores, to complete 20 store remodels and to make various capital improvements at its headquarters and distribution center facility.  The Company anticipates it will open approximately 34 stores in the first quarter of fiscal 2004, 26 stores in the second quarter and 40 stores in the third quarter of fiscal 2004.  The Company expects its cash and short-term investments, combined with cash flows from operations, to be sufficient to meet its capital expenditure, working capital and other requirements for liquidity during fiscal 2004.

The Company maintains an Amended and Restated Revolving Credit and Security agreement with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”) which expires on June 30, 2004.  The Wells Fargo revolver provides the Company with revolving credit loans and letters of credit of up to $25 million, subject to a borrowing base formula based on inventory levels.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s base rate, 4.25% as of May 9, 2003, plus 0.25%. Interest is payable monthly in arrears. The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement. This facility is collateralized by the Company’s equipment, general intangibles, inventory, letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver in fiscal 2003.  Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at May 9, 2003 was $22.0 million.  As of May 9, 2003, the Company had outstanding letters of credit of $14.3 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $7.7 million at that date.

The Wells Fargo Revolver contains certain restrictive covenants, including restrictions on incurring additional indebtedness, limitations on certain types of investments and prohibitions on paying dividends, as well as requiring the maintenance of certain financial ratios. As of March 1, 2003, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

In January 1997, the Company issued $10,300,200 of debt in the form of 12% Senior Notes (the “Senior Notes”) due January 2005. In fiscal 1999 and fiscal 1998, the Company repurchased $4,676,000 and $1,033,000, respectively, of principal face amount of its Senior Notes at a discount from par.  In November 2001, the Company announced its election to redeem the balance of its outstanding 12% Senior Notes together with accrued and unpaid interest through the date of redemption.  On December 12, 2001, the Company redeemed the remaining $5.3 million current face value of its outstanding 12% Senior Notes.

The Company’s contractual obligations include operating leases for each of its retail store locations and vehicles.  In addition, the Company is contingently liable for open letters of credit with foreign suppliers of merchandise, which totaled $14.3 million at May 9, 2003.  As of May 9, 2003, the Company had no other contractual obligations relating non-cancelable purchase commitments, short-term borrowings or long-term debt.  The following table summarizes the Company’s future minimum rent commitments and sublease rental income under operating leases.

	Operating Leases
Fiscal Year	Retail Store Facilities	Office/ Warehouse Facilities	Vehicles/ Other	Total
2004	$24,142,749	$(218,094)	$268,888	$24,193,543
2005	23,178,696	(265,690)	51,308	22,964,314
2006	22,957,054	(48,733)	—	22,908,321
2007	22,930,036	—	—	22,930,036
2008	22,633,038	—	—	22,633,038
Thereafter	77,357,110	—	—	77,357,110
Total minimum lease payments	$193,198,683	$(532,517)	$320,196	$192,986,362

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

The Company’s related party transactions are limited to employment agreements with certain officers.  In addition, the Company does not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any of its suppliers.

Merchandise Sourcing

The Company directly imports approximately 95% of its total merchandise purchases.  This reliance on sourcing from foreign countries may cause the Company to be exposed to certain risks.  Import restrictions, including tariffs and quotas, and changes in such restrictions, could affect the import of apparel and might result in increased costs, delays in merchandise receipts or reduced supplies of apparel available to the Company and could possibly have an adverse effect on the Company’s business, financial condition and/or results of operations.  The Company’s merchandise flow could also be adversely affected by political instability in any of the countries where its merchandise is manufactured or changes in the United States’ governmental policies toward such foreign countries.  In addition, merchandise receipts could be delayed due to interruptions in air, ocean and ground shipments.  Severe Acute Respiratory Syndrome (“SARS”) could negatively impact the Company and its suppliers, possibly causing a material disruption in supply of merchandise to the Company which would have an adverse impact on the Company’s financial position and results of operations.

On October 9, 2002, the ports on the West Coast of the United States reopened from labor disputes which had closed the ports from September 28, 2002 through October 8, 2002.  In order to reopen the ports, the federal government imposed an 80-day cooling-off period between the International Longshore and Warehouse Union (“ILWU”) and the shipping and cargo companies represented by the Pacific Maritime Association (“PMA”).  On November 23, 2002, an agreement was reached between the ILWU and the PMA, which was subsequently approved by the ILWU Caucus on December 12, 2002 and ratified by all ILWU registered longshore workers and maritime clerks on January 22, 2003.  The final agreement reached between the ILWU and the PMA became effective February 1, 2003 and runs for a term of six years.

The Company imports substantially all of its merchandise through the West Coast ports.  Company management estimates that missed sales, increased markdown pressure from late deliveries of merchandise and increased freight costs due to the port closure negatively impacted the results of operations for the year ended March 1, 2003 by approximately $0.03 per share in the third quarter and $0.02 per share in the fourth quarter.

Substantially all of the Company’s directly imported merchandise is manufactured in Southeast Asia.  The majority of these goods are produced in Hong Kong, China, Indonesia and Singapore.  The Company is not currently importing merchandise produced in the Middle East.

Direct imports accounted for approximately 95% of the Company’s total merchandise purchases in fiscal 2003.  During fiscal 2003, the Company purchased substantially all of its merchandise from approximately 80 vendors and the Company’s ten largest vendors represented approximately 75% of the Company’s purchases.  Further, purchases from the Company’s largest overseas supplier accounted for 43% of total purchases in fiscal 2003, compared to 41% in fiscal 2002.  Although the Company believes that its relationship with this particular vendor is good, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it can shift to other suppliers so as to continue to secure the required volume of product.  Nevertheless, there is some potential that any such disruption in supply could have a material adverse impact on the Company’s financial position and results of operations.  The Company intends to directly import approximately 95% of its purchases again in fiscal 2004.

Quarterly Results and Seasonality

The Company’s sales reflect seasonal variation as sales in the third and fourth quarters, which include the fall and holiday seasons, generally have been higher than sales in the first and second quarters. Sales generated during the fall and holiday seasons have a significant impact on the Company’s annual results of operations. Quarterly results may fluctuate significantly depending on a number of factors including timing of new store openings, adverse weather conditions, shifts in the timing of certain holidays and customer response to the Company’s seasonal merchandise mix.

The Company’s unaudited quarterly operating results for each quarter of fiscal 2003 and 2002 are presented in Note 11 to the Consolidated Financial Statements.

Inflation

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during fiscal 2003, 2002 and 2001.

Recently Issued Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 145, “Rescission of FASB Statements, No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS No. 145”).  In addition to amending and rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions, SFAS No. 145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item.  SFAS No. 145, which applies to all entities, is effective for fiscal years beginning after May 15, 2002.  The adoption of SFAS No. 145 will not impact the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).  The standard requires entities to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146, which applies to all entities, is effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 had no impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”).  FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements.  FIN No. 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FIN No. 45 had no impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (“SFAS No. 148”).  SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123.  SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method.  However, the disclosure provisions are required for all companies with stock-based compensation, regardless of whether they utilize the fair value method of accounting as described in SFAS No. 123 or the intrinsic value method as described in Accounting Principals Board No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”.  The Company adopted the disclosure provisions of SFAS No. 148 during the fiscal year ended March 1, 2003 and has elected to continue to recognize compensation cost for its stock-based compensation plans in accordance with APB No. 25.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”).  FIN No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved.  The provisions of FIN No. 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which a company obtains an interest after that date.  For variable interest entities created before January 31, 2003, the provisions of FIN No. 46 are effective July 1, 2003.  Management believes the provisions of FIN No. 46 will have no impact on the Company’s financial position or results of operations.

Forward Looking Information and Risk

Information contained in this Form 10-K contains certain “forward-looking statements” which reflect the current view of the Company with respect to future events and financial performance.  Wherever used, terminology such as “may”, “will”, “expect”, “intend”, “plan”, “anticipate”, “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology reflect such forward-looking statements.

There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements.  Investors are cautioned that all forward-looking statements involve risks and uncertainty.  The factors, among others, that could cause actual results to differ materially include:  changes in general economic conditions, including recessionary effects which may affect consumers’ spending and debt levels; the Company’s ability to execute its business plan including the successful expansion of its Christopher & Banks and C.J. Banks concepts; the Company’s ability to open new stores on favorable terms and the timing of such store openings; the acceptance of the Company’s merchandising strategies by its target customers; the ability of the Company to anticipate fashion trends and consumer preferences; the loss of one or more of the Company’s key executives; continuity of a relationship with or purchases from major vendors, particularly those from whom the Company imports merchandise; timeliness of vendor production and deliveries; competitive pressures on sales and pricing; increases in other costs which cannot be recovered through improved pricing of merchandise; and the adverse effect of weather conditions from time to time on consumers’ ability or desire to purchase new clothing.  Since the Company relies heavily on sourcing from foreign vendors, there are risks and uncertainties including transportation delays related to ocean, air and ground shipments, political instability, work stoppages, changes in import and export controls and SARS related concerns or implications.  The Company assumes no obligation to publicly update or revise its forward looking statements to reflect events or circumstances that may arise after the date of this Form 10-K.

ITEM 7a.
QUANTITATIVE AND QUALITATIVE
DISCLOSURE ABOUT MARKET RISK

The Company is potentially exposed to market risk from changes in interest rates related to its Revolving Credit and Security Agreement with Wells Fargo Bank.  Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s fluctuating base rate, 4.25% as of May 9, 2003, plus 0.25%.  However, the Company had no revolving credit loan borrowings under the Wells Fargo Revolver during fiscal 2003, and given its existing liquidity position, does not expect to utilize the Wells Fargo Revolver in fiscal 2004 except for its continuing use of the import letter of credit facility.

ITEM 8.
CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of Christopher & Banks Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Christopher & Banks Corporation and its subsidiaries at March 1, 2003 and March 2, 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 1, 2003, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

April 4, 2003

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED BALANCE SHEET

	March 1, 2003	March 2, 2002
ASSETS

Current assets:
Cash and cash equivalents	$8,279,236	$40,874,724
Short-term investments	55,812,493	—
Accounts receivable	2,664,019	1,594,784
Merchandise inventory	24,133,715	18,999,118
Prepaid expenses	4,024,983	4,755,567
Other current assets	1,975,697	2,733,143
Total current assets	96,890,143	68,957,336

Property, equipment and improvements:
Land and building	10,278,453	9,933,377
Leasehold improvements	36,280,127	28,651,411
Furniture, fixtures and equipment	48,143,952	36,731,835
Construction in progress	4,511,851	4,501,216
	99,214,383	79,817,839
Less accumulated depreciation and amortization	30,050,746	22,093,637
Net property, equipment and improvements	69,163,637	57,724,202

Other assets	303,148	1,936,289

Total assets	$166,356,928	$128,617,827

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,716,731	$2,487,171
Accrued salaries, wages and related expenses	6,018,420	7,476,746
Other accrued liabilities	7,513,504	4,153,994
Total current liabilities	18,248,655	14,117,911

Other liabilities:
Deferred rent obligations	2,081,702	1,460,984
Deferred tax liability	1,983,159	—
Other	743,750	1,062,500
Total other liabilities	4,808,611	2,523,484

Stockholders’ equity:
Preferred stock – $0.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock – $0.01 par value, 74,000,000 shares authorized, 25,015,874 and 25,193,806 shares issued and outstanding in fiscal 2003 and 2002, respectively	276,788	270,567
Additional paid-in capital	52,372,044	46,235,880
Retained earnings	106,944,641	68,469,946
Common stock held in treasury, 2,663,000 and 1,863,000 shares at cost in fiscal 2003 and 2002, respectively	(16,293,811)	(2,999,961)
Total stockholders’ equity	143,299,662	111,976,432

Total liabilities and stockholders’ equity	$166,356,928	$128,617,827

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Year Ended
	March 1, 2003	March 2, 2002	March 3, 2001

Net sales	$338,756,081	$275,852,534	$209,155,984
Cost of sales:
Merchandise, buying and occupancy, exclusive of depreciation and amortization shown separately below	191,128,646	153,660,642	116,465,949

Gross profit, exclusive of depreciation and amortization shown separately below	147,627,435	122,191,892	92,690,035

Selling, general and administrative	76,672,447	61,330,171	46,775,977

Depreciation and amortization	9,387,023	7,092,010	4,674,862

Operating income	61,567,965	53,769,711	41,239,196

Interest income, net	894,955	337,355	851,842

Income before income taxes	62,462,920	54,107,066	42,091,038

Income tax provision	23,988,225	21,251,142	16,565,064

Net income	$38,474,695	$32,855,924	$25,525,974

Basic earnings per common share:

Net income	$1.50	$1.33	$1.09

Basic shares outstanding	25,597,304	24,691,800	23,368,860

Diluted earnings per common share:

Net income	$1.45	$1.26	$1.00

Diluted shares outstanding	26,490,715	26,147,491	25,502,823

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional		Common
	Common Stock		Paid-in Capital	Retained Earnings	Stock Held In Treasury	Other	Total
	Shares	Amount

February 26, 2000	6,748,636	$73,007	$30,568,219	$10,088,048	$(2,999,961)	$(344,482)	$37,384,831

Stock splits	8,435,901	91,260	(91,260)	—	—	—	—

February 26, 2000, split adjusted	15,184,537	164,267	30,476,959	10,088,048	(2,999,961)	(344,482)	37,384,831

Stock issued on exercise of options	819,060	8,191	1,729,969	—	—	—	1,738,160

Tax benefit on exercise of stock options	—	—	4,064,003	—	—	—	4,064,003

Common stock subscriptions receivable	—	—	—	—	—	114,484	114,484

Net income	—	—	—	25,525,974	—	—	25,525,974

March 3, 2001	16,003,597	172,458	36,270,931	35,614,022	(2,999,961)	(229,998)	68,827,452

Stock split	8,001,799	86,228	(86,228)	—	—	—	—

March 3, 2001, split adjusted	24,005,396	258,686	36,184,703	35,614,022	(2,999,961)	(229,998)	68,827,452

Stock issued on exercise of options	1,188,410	11,881	4,835,114	—	—	—	4,846,995

Tax benefit on exercise of stock options	—	—	5,216,063	—	—	—	5,216,063

Common stock subscriptions receivable	—	—	—	—	—	229,998	229,998

Net income	—	—	—	32,855,924	—	—	32,855,924

March 2, 2002	25,193,806	270,567	46,235,880	68,469,946	(2,999,961)	—	111,976,432

Stock issued on exercise of options	622,068	6,221	3,391,392	—	—	—	3,397,613

Tax benefit on exercise of stock options	—	—	2,744,772	—	—	—	2,744,772

Acquisition of common stock held in treasury, at cost	(800,000)	—	—	—	(13,293,850)	—	(13,293,850)

Net income	—	—	—	38,474,695	—	—	38,474,695

March 1, 2003	25,015,874	$276,788	$52,372,044	$106,944,641	$(16,293,811)	$—	$143,299,662

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
	March 1, 2003	March 2, 2002	March 3, 2001
Cash flows from operating activities:
Net income	$38,474,695	$32,855,924	$25,525,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,387,023	7,092,010	4,674,862
Income tax benefit on exercise of stock options	2,744,772	5,216,063	4,064,003
Deferred income taxes	4,543,178	(231,810)	(300,090)
Loss on disposal of furniture, fixtures and equipment	49,222	69,252	129,029
Increase in deferred rent obligations	620,718	263,845	107,240
Decrease in other liabilities	(318,750)	—	—
Interest on Senior Notes added to principal	—	136,089	153,703
Changes in operating assets and liabilities:
Increase in accounts receivable, merchandise inventory, prepaid expenses and other assets	(5,642,680)	(4,712,632)	(8,522,276)
Increase (decrease) in accounts payable and accrued liabilities	3,709,767	(4,362,915)	1,590,998
Net cash provided by operating activities	53,567,945	36,325,826	27,423,443

Cash flows from investing activities:
Purchase of property, equipment and improvements	(20,454,703)	(31,045,157)	(17,005,270)
Proceeds from sale of furniture, fixtures and equipment	—	—	10,430
Purchase of short-term investments	(115,110,419)	—	—
Redemption of short-term investments	59,297,926	—	—
Increase in other liabilities	—	1,062,500	—
Net cash used in investing activities	(76,267,196)	(29,982,657)	(16,994,840)

Cash flows from financing activities:
Principal payments on long-term debt	—	(5,343,151)	(169,410)
Net proceeds from issuance of common stock	3,397,613	4,846,995	1,738,160
Common stock subscriptions receivable	—	229,998	114,484
Acquisition of common stock held in treasury	(13,293,850)	—	—
Net cash provided by (used in) financing activities	(9,896,237)	(266,158)	1,683,234

Net increase (decrease) in cash and cash equivalents	(32,595,488)	6,077,011	12,111,837
Cash and cash equivalents at beginning of year	40,874,724	34,797,713	22,685,876

Cash and cash equivalents at end of year	$8,279,236	$40,874,724	$34,797,713

Supplemental cash flow information:
Interest paid	$7,980	$377,287	$473,054
Income taxes paid	$16,844,418	$18,984,308	$14,033,769
Purchases of equipment and improvements, accrued not paid	$420,977	$16,981	$1,851,702

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Christopher & Banks Corporation, through its wholly-owned subsidiaries, Christopher & Banks, Inc. and Christopher & Banks Company (collectively referred to as “Christopher & Banks” or the “Company”), operates retail specialty stores selling women’s apparel in the United States. The Company operated 438, 351 and 273 stores at the end of fiscal 2003, 2002 and 2001, respectively.

Company name change

On July 26, 2000, the Company’s shareholders approved an amendment to the Company’s Certificate of Incorporation to change the Company name from Braun’s Fashions Corporation to Christopher & Banks Corporation.  The name change became effective immediately upon shareholder approval.

Fiscal year and basis of presentation

The Company’s fiscal year ends on the Saturday nearest February 28.  The fiscal years ended March 1, 2003 and March 2, 2002 each consisted of 52 weeks.  The fiscal year ended March 3, 2001 consisted of 53 weeks.  The consolidated financial statements include the accounts of Christopher & Banks Corporation and its wholly-owned subsidiaries, Christopher & Banks, Inc. and Christopher & Banks Company.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during a reporting period. As a result, actual results could differ because of the use of these estimates and assumptions.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and in banks, and investments purchased with an original maturity of three months or less.

Short-term investments

Short-term investments consist of U.S. Government and corporate debt securities that the Company has the positive intent and ability to hold until maturity.  These securities are recorded at amortized cost, which management believes approximates fair value, and the related amortization of premiums and discounts arising at acquisition are reported in earnings each period as a component of net interest income.

Inventory valuation

Merchandise inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out retail inventory method.  Permanent markdowns of inventory are recorded monthly based on an evaluation by merchandising management, which includes analyzing inventory levels and aging as well as rate of sale.  The Company further reduces the value of inventory by recording an allowance for markdowns based on inventory levels from the season which immediately precedes the current season as of the reporting date.  Markdowns on this merchandise reflect the future anticipated selling price of the inventory.  To the extent that management’s estimates differ from actual results, additional markdowns may have to be recorded, which could reduce the Company’s gross margins and adversely affect its financial position and results of operations.

Property, equipment and improvements and long-lived assets

Property, equipment and improvements are stated at cost. Property and equipment is depreciated over its estimated useful life, ranging from three to 25 years.  Leasehold improvements are amortized over the term of the related leases, which is typically ten years.  Repairs and maintenance which do not extend an asset’s useful life are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate the net book value of an asset may not be recoverable.  An impairment loss would be recognized when the net book value of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.  The impairment loss to be recorded would be the excess of the asset’s net book value over its fair value.  Fair value would be determined based upon the best information available in the circumstances including quoted prices or other valuation techniques.

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

Store pre-opening costs

Non-capital expenditures such as payroll and training costs incurred prior to the opening of a new store are charged to selling, general and administrative expense in the period they are incurred.

Rent expense

Most of the Company’s lease agreements for retail space include escalation clauses in minimum base rent.  For leases that contain predetermined fixed escalations of minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rent expense and amounts payable under the lease as deferred rent obligations.

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the fiscal years ended March 1,  2003, March 2, 2002 and March 3, 2001 were $949,954, $859,748 and $552,164, respectively.

Fair value of financial instruments

The Company’s financial instruments consist of cash, receivables, payables and accrued liabilities, for which current carrying amounts approximate fair market value.

Stock-based employee compensation

The Company discloses stock-based compensation information in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock Based Compensation” and No. 148 (“SFAS No. 148”), “Accounting for Stock Based Compensation Transition and Disclosure”.  SFAS No. 148, an amendment of SFAS No. 123, does not amend the provisions of SFAS No. 123 that permit entities to account for stock-based compensation under the intrinsic value method set forth by Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.”  The Company has elected to continue to recognize compensation cost for its stock-based compensation plans in accordance with APB No. 25.  Generally, no compensation expense is recognized for stock options with exercise prices equal to the market value of the underlying shares of stock at the date of grant.

If stock-based employee compensation cost had been determined based on the fair value methodology prescribed by SFAS No. 123 and SFAS No. 148, the Company’s net earnings and earnings per share in fiscal 2003, 2002 and 2001 would have been reduced to the pro forma amounts indicated in the following table.

	2003	2002	2001
Net income—as reported	$38,474,695	$32,855,924	$25,525,974
Less total stock-based compensation expense determined under fair value method, net of related tax effects	(3,801,912)	(3,454,407)	(1,346,317)
Net income—pro forma	$34,672,783	$29,401,517	$24,179,657

Basic earnings per common share:
As reported	$1.50	$1.33	$1.09
Pro forma	$1.35	$1.19	$1.03

Diluted earnings per common share:
As reported	$1.45	$1.26	$1.00
Pro forma	$1.31	$1.12	$0.95

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The estimated weighted average fair value of options granted during fiscal 2003, 2002 and 2001 were $8.85, $11.70 and $5.30, respectively.  The following assumptions were used to apply the Black-Scholes pricing model for grants in fiscal 2003, 2002 and 2001.

	2003	2002	2001
Divdend yield	0.00%	0.00%	0.00%
Expected volatility	56.99%	53.32%	53.84%
Risk-free interest rate	1.05—2.53%	2.72—4.67%	6.49—6.59%
Weighted-average expected lives	1.15 Years	3.41 Years	3.71 Years

Income taxes

Income taxes are recorded following the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Realization of deferred tax assets is ultimately dependent upon future taxable income.  Inherent in the measurement of deferred balances are certain judgments and interpretations of tax laws and published guidance with respect to the Company’s operations.  No valuation allowance has been provided for deferred tax assets because management believes the full amount of net deferred tax assets will be realized.  The effective tax rate utilized by the Company reflects management’s estimation of the expected tax liabilities within various taxing jurisdictions.

Net income per common share

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the applicable periods while diluted EPS is computed based on the weighted average number of shares of common and common equivalent shares (dilutive stock options) outstanding.

The following is a reconciliation of the number of shares and per share amounts used in the basic and diluted EPS computations.

	Basic EPS	Effect of Dilutive Stock Options	Diluted EPS
Fiscal 2003
Number of shares	25,597,304	893,411	26,490,715
Per share amount	$1.50	$(0.05)	$1.45

Fiscal 2002
Number of shares	24,691,800	1,455,691	26,147,491
Per share amount	$1.33	$(0.07)	$1.26

Fiscal 2001
Number of shares	23,368,860	2,133,963	25,502,823
Per share amount	$1.09	$(0.09)	$1.00

Stock options of 1,119,589 and 883,800 were excluded from the shares used in the computation of diluted earnings per share for fiscal 2003 and 2002, respectively, as they were anti-dilutive.  All stock options for fiscal 2001 were included in the diluted earnings per share computation.

Recently issued accounting pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 145, “Rescission of FASB Statements, No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS No. 145”).  In addition to amending and rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions, SFAS No. 145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item.  SFAS No. 145, which applies to all entities, is effective for fiscal years beginning after May 15, 2002.  The adoption of SFAS No. 145 will not impact the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).  The standard requires entities to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146, which applies to all entities, is effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 had no impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”).  FIN No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements.  FIN No. 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FIN No. 45 had no impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (“SFAS No. 148”).  SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123.  SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method.  However, the disclosure provisions are required for all companies with stock-based compensation, regardless of whether they utilize the fair value method of accounting as described in SFAS No. 123 or the intrinsic value method as described in APB No. 25.  The Company adopted the disclosure provisions of SFAS No. 148 during the fiscal year ended March 1, 2003 and has elected to continue to recognize compensation cost for its stock-based compensation plans in accordance with APB No. 25.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”).  FIN No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved.  The provisions of FIN No. 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which a company obtains an interest after that date.  For variable interest entities created before January 31, 2003, the provisions of FIN No. 46 are effective July 1, 2003.  Management believes the provisions of FIN No. 46 will have no impact on the Company’s financial position or results of operations.

NOTE 2 — SHORT-TERM INVESTMENTS

In accordance with the Company’s investment policy, short-term investments consist of U.S. Government and corporate debt securities that the Company has the positive intent and ability to hold until maturity.  These securities are recorded at amortized cost, which management believes approximates fair value, and the related amortization of premiums and discounts arising at acquisition are reported in earnings each period as a component of net interest income.

Short-term investments consisted of the following at March 1, 2003:

Description	Maturity Dates	Amortized Cost

Corporate debt securities	Within one year	$43,812,493
U.S. Government debt securities	One to three years, callable within one year	12,000,000

		$55,812,493

NOTE 3 — PURCHASE OF HEADQUARTERS AND DISTRIBUTION CENTER FACILITY

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

On July 10, 2001, the Company and the third party agreed to terminate the lease and related sublease.  The Company received a lease termination payment of approximately $1.3 million.  The payment has been recorded as a deferred credit and is classified in other liabilities in the consolidated balance sheet.  The deferred credit is being amortized over the remainder of the original lease term through June 30, 2005.

NOTE 4 — LONG-TERM DEBT

In November 2001, the Company announced its election to redeem all of its outstanding long-term debt together with accrued and unpaid interest through the date of redemption.  On December 10, 2001, the Company redeemed $5.3 million current face value of its outstanding 12% Senior Notes originally due January 1, 2005.

In March 1999, the Company entered into an Amended and Restated Revolving Credit and Security Agreement with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”).  In February 2002, the Wells Fargo Revolver was amended to provide the Company with an increase in revolving credit loans and letters of credit from $18 million to $25 million, subject to a borrowing base formula based on inventory levels.  In addition, the maturity date of the Wells Fargo Revolver was extended from June 30, 2002 to June 30, 2004.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s base rate, 4.25% as of March 1, 2003, plus 0.25%. Interest is payable monthly in arrears. The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement. The Wells Fargo Revolver is collateralized by the Company’s equipment, general intangibles, inventory, letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during fiscal 2003.  Historically, the Wells Fargo Revolver has only been utilized by the Company to open letters of credit to facilitate the import of merchandise.  The borrowing base at March 1, 2003, was $20.5 million. As of March 1, 2003, the Company had outstanding letters of credit of $14.7 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $5.8 million at that date.

The Wells Fargo Revolver contains certain restrictive covenants, including restrictions on incurring additional indebtedness, limitations on certain types of investments and prohibitions on paying dividends.  The Wells Fargo Revolver also requires the Company to maintain certain financial ratios.  As of March 1, 2003, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

NOTE 5 — STOCK SPLITS

The Company’s Board of Directors approved 3-for-2 stock splits in the form of stock dividends on the Company’s outstanding common stock in November 1999, May 2000, January 2001 and November 2001.  The stock dividends were distributed on December 14, 1999, July 11, 2000, February 12, 2001 and December 12, 2001.  Share and per share data contained within this Form 10-K have been restated to reflect the effect of the stock splits.

NOTE 6 — STOCK OPTION PLANS

Under various plans, the Company may grant options to purchase common stock to employees and non-employee members of its Board of Directors at a price not less than 100% of the fair market value of the Company’s common stock on the option grant date.  In general, options granted to employees vest over three to five years and are exercisable up to ten years from the date of grant.  Options granted to Directors vest immediately upon grant and are exercisable up to five years from the date of grant.

The following table summarizes stock option transactions:

	Fiscal Year Ended
	March 1, 2003		March 2, 2002		March 3, 2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	2,916,546	$15.16	3,021,654	$5.57	3,310,194	$2.09
Granted	171,065	31.93	1,098,865	29.48	987,300	11.90
Exercised	(622,068)	5.46	(1,188,410)	4.08	(1,228,590)	1.41
Cancelled	(228,548)	13.20	(15,563)	8.75	(47,250)	2.53

Outstanding, end of period	2,236,995	$19.27	2,916,546	$15.16	3,021,654	$5.57

Exercisable, end of period	874,704	$18.63	559,686	$8.20	841,289	$4.05

Available for grant, end of period	480,256		212,773		771,075

The following summarizes stock options outstanding and options exercisable at March 1, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 2.11-2.69	449,569	5.40	$2.26	196,444	$2.31
$ 11.67-16.00	667,835	7.42	11.87	259,601	12.06
$ 16.75-23.75	149,626	8.63	19.70	71,626	18.18
$ 27.25-34.01	969,965	8.95	32.19	347,033	32.73

	2,236,995	7.76	$19.27	874,704	$18.63

NOTE 7 — INCOME TAXES

The provision for income taxes for the fiscal years ended March 1, 2003, March 2, 2002 and March 3, 2001 consisted of:

	2003	2002	2001
Current:
Federal	$16,833,902	$17,910,112	$13,865,154
State	2,611,145	3,572,840	3,000,000
Current tax expense	19,445,047	21,482,952	16,865,154
Deferred tax expense	4,543,178	(231,810)	(300,090)
Income tax provision	$23,988,225	$21,251,142	$16,565,064

The Company’s effective income tax rate for fiscal 2003, 2002 and 2001 differs from the federal income tax rate as follows:

	2003	2002	2001
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	3.5	4.3	4.6
Other	(0.1)	—	(0.2)
	38.4%	39.3%	39.4%

The net deferred tax asset (liability) included in the consolidated balance sheet as of March 1, 2003 and March 2, 2002 is as follows:

	March 1, 2003	March 2, 2002
Accrued liabilities	$768,704	$471,340
Inventory and other	(469,103)	492,570
Current deferred tax asset	299,601	963,910

Depreciation and amortization	(2,867,681)	898,733
Deferred rent obligations	806,484	558,826
Deferred credit	284,484	406,406
Other	(206,446)	31,745
Long-term deferred tax asset (liability)	(1,983,159)	1,895,710
Total deferred tax asset (liability)	$(1,683,558)	$2,859,620

Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income.  No valuation allowance has been provided for deferred tax assets because management believes the full amount of net deferred tax assets will be realized.

NOTE 8 — EMPLOYEE BENEFIT PLANS AND EMPLOYMENT AGREEMENTS

The Company has established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for the benefit of all employees who meet certain eligibility requirements, primarily age and length of service.  The plan allows eligible employees to invest from 1% to 16% of their compensation. In fiscal 2000, the Company amended the plan to allow for fixed quarterly Company matching contributions of 50% of the first 3% of the participants’ pre-tax contributions and 25% of the next 3% of the participants’ pre-tax contributions.  Company contributions for the fiscal years ended March 1, 2003, March 2, 2002 and March 3, 2001 were $384,524, $292,217 and $217,043, respectively.

The Company does not offer any other post-retirement, post-employment or pension benefits to directors or employees.

The Company has entered into employment agreements with certain executives of the Company.  These agreements provide for a specified base salary and that each executive is entitled to certain severance benefits in the event that their employment is terminated by the Company “without cause” or by such executive following a “change of control” (both as defined in the employment agreements).  The employment agreements also provide for the immediate vesting of unvested stock options in the event of a change of control.

NOTE 9 — LEASE COMMITMENTS

The Company leases each of its store locations and vehicles under operating leases. The store lease terms, including rental period, renewal options, escalation clauses and rent as a percentage of sales, vary among the leases. Most store leases require the Company to pay real estate taxes and common area maintenance charges.

Prior to fiscal 2002, the Company leased its existing 210,000 square foot headquarters and distribution center facility in Plymouth, Minnesota.  During the first quarter of fiscal 2002, the Company completed the purchase of this facility for $8.8 million in cash.  In connection with the purchase, the Company assumed a lease from the prior owner.  Under the assumed lease, the Company leased the facility to a third party and, in turn, leased back the entire facility.  On July 10, 2001, the Company and the third party agreed to terminate the lease and related sublease.  The Company received a lease termination payment of approximately $1.3 million.  The payment has been recorded as a deferred credit and is classified in other liabilities in the consolidated balance sheet.  The deferred credit is being amortized over the remainder of the original lease term through June 30, 2005.

The Company utilizes approximately 130,000 square feet of the building for its own corporate offices and distribution center facility.  The remaining 80,000 square feet of the building are subleased to a third party.  Under the sublease, the Company will receive $26,667 per month through August 31, 2003 and $30,000 per month from September 1, 2003 through May 31, 2005.  The subtenant is also required to reimburse the Company for property taxes, utilities and other operating costs of the subleased portion of the facility.  Upon expiration of the sublease, the Company plans to utilize the 80,000 square feet for its own distribution center requirements.

Total rental expense for all leases was as follows:

	Fiscal Year Ended
	March 1, 2003	March 2, 2002	March 3, 2001
Minimum rent	$22,595,391	$15,718,156	$10,883,330
Contingent rent—based on a percentage of sales	1,735,324	2,197,282	2,156,900
Maintenance, taxes and other	13,544,481	9,312,634	6,250,124
	$37,875,196	$27,228,072	$19,290,354

Future minimum rental commitments and sublease rental income for all leases are as follows:

	Operating Leases
Fiscal Year	Retail Store Facilities	Office/ Warehouse Facilities	Vehicles/ Other	Total
2004	$24,142,749	$(218,094)	$268,888	$24,193,543
2005	23,178,696	(265,690)	51,308	22,964,314
2006	22,957,054	(48,733)	—	22,908,321
2007	22,930,036	—	—	22,930,036
2008	22,633,038	—	—	22,633,038
Thereafter	77,357,110	—	—	77,357,110
Total minimum lease payments	$193,198,683	$(532,517)	$320,196	$192,986,362

NOTE 10 — SOURCES OF SUPPLY

The Company’s ten largest vendors represented approximately 75%, 73% and 68% of the Company’s merchandise purchases in fiscal 2003, 2002 and 2001, respectively.   Purchases from the Company’s largest overseas supplier accounted for 43%, 41% and 37% of total purchases in fiscal 2003, 2002 and 2001, respectively.  Direct imports accounted for approximately 95%, 90% and 80% of the Company’s total merchandise purchases in fiscal 2003, 2002 and 2001, respectively.

NOTE 11 — QUARTERLY FINANCIAL DATA (UNAUDITED):

(In thousands, except per share data and market prices)

	Fiscal 2003 Quarters
	First	Second	Third	Fourth
Net sales(1)	$77,756	$73,858	$91,750	$95,392
Gross profit	$35,796	$31,783	$39,925	$40,123
Operating income	$15,746	$11,029	$18,159	$16,634
Net income	$9,778	$6,949	$11,288	$10,459

Basic per share data:(2)
Net income	$0.38	$0.27	$0.44	$0.41

Diluted per share data:(2)
Net income	$0.37	$0.26	$0.43	$0.40

Market price - high(3)	$41.62	$43.49	$37.01	$28.00
- low(3)	$25.21	$28.91	$21.00	$14.00

	Fiscal 2002 Quarters
	First	Second	Third	Fourth
Net sales(1)	$57,552	$57,805	$77,725	$82,771
Gross profit	$25,239	$24,148	$35,522	$37,283
Operating income	$10,634	$8,799	$17,670	$16,667
Net income	$6,556	$5,329	$10,669	$10,302

Basic per share data:(2)
Net income	$0.27	$0.22	$0.43	$0.41

Diluted per share data:(2)
Net income	$0.25	$0.20	$0.41	$0.39

Market price - high(3)	$31.67	$26.55	$26.67	$35.76
- low(3)	$15.83	$14.95	$14.81	$24.51

(1)           The Company’s quarterly net sales show seasonal variation, as sales in the third and fourth quarters, which include the fall and holiday seasons, generally have been higher than sales in the first and second quarters.

(2)           The summation of quarterly per share data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

(3)           The market prices presented above represent the quarterly high and low sales prices of the Company’s common stock, as adjusted for stock splits.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no matters which are required to be reported under Item 9.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding the Company’s directors required by Item 10 is incorporated herein by reference to the section entitled, “Item 1 - Election of Directors,” in the Company’s proxy statement for its 2003 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company’s fiscal year ended March 1, 2003.  Information regarding the Company’s executive officers required by Item 10 is included in Part I of this Annual Report on Form 10-K as permitted by General Instruction G(3) to Form 10-K.  Information required by this Item concerning compliance with Section 16(a) of the Securities Act of 1934 is included in the proxy statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management,” and such information is incorporated herein by reference.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section entitled “Compensation of Executive Officers and Directors” in the Company’s proxy statement for its 2003 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company’s fiscal year ended March 1, 2003.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required by Item 12 is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for its 2003 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulations 14A within 120 days of the Company’s fiscal year ended March 1, 2003.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s proxy statement for its 2003 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company’s fiscal year ended March 1, 2003.  There are no matters which are required to be reported under Item 13.

ITEM 14.

CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this Form 10-K, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation, nor were any significant deficiencies or material weaknesses found in the Company’s internal controls.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this Report:

(1)	Financial Statements:
		Page
	Report of Independent Accountants	21
	Consolidated Balance Sheet	22
	Consolidated Statement of Income	23
	Consolidated Statement of Stockholders’ Equity	24
	Consolidated Statement of Cash Flows	25
	Notes to Consolidated Financial Statements	26

(2)	Financial Statement Schedules:

	All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

Exhibits

†2.1	Second Amended Plan of Reorganization dated October 22, 1996 (the “Plan of Reorganization”)

†2.3	Motion to Approve Technical Amendment to the Plan of Reorganization dated November 19, 1996.

†3.1	Restated Certificate of Incorporation of the Company

†3.2	By-Laws of the Company, as amended

†3.3	Articles of Incorporation of Christopher & Banks, Inc.

†3.4	By-laws of Christopher & Banks, Inc.

†3.5	Articles of Amendment to the Articles of Incorporation of Christopher & Banks, Inc.

†3.6	Certificate of Amendment of Restated Certificate of Incorporation of the Company

†3.7	Certificate of Amendment of the Company’s restated Certificate of Incorporation dated as of August 16, 1999

†3.8	Certificate of Amendment of Restated Certificate of Incorporation of the Company dated as of August 1, 2001

†10.4	1992 Director Stock Option Plan

†10.5	Christopher & Banks, Inc. Retirement Savings Plan

Exhibits

†10.9	Sublease Agreement by and between Westburne Supply, Inc., United Westburne, Inc. and Braun’s Fashions, Inc., dated February 16, 1994

†10.10	Side Agreement between Braun’s Fashions, Inc., Westburne Supply, Inc. and United Westburne, Inc. regarding moving expenses dated February 16, 1994

†10.11	Tax Sharing Agreement between Braun’s Fashions Corporation and Braun’s Fashions, Inc.

†10.15	Amended and Restated Revolving Credit and Security Agreement dated as of March 15, 1999 between Norwest Bank Minnesota, National Association and Braun’s Fashions, Inc. and Braun’s Fashions Corporation

†10.17	1997 Stock Incentive Plan

†10.24	Amendment No. 1 to 1997 Stock Incentive Plan.

†10.25	1998 Director Stock Option Plan

†10.27	First Amendment to Amended and Restated Revolving Credit and Security Agreement dated as of September 17, 1999

†10.28	Second Amendment to the Company’s 1997 Stock Incentive Plan dated as of July 28, 1999

†10.37	Third Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of February 23, 2001

†10.38	Fourth Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of February 28, 2002

†10.40	Third Amendment to the Company’s 1997 Stock Incentive Plan dated as of July 26, 2000

†10.41	Fourth Amendment to the Company’s 1997 Stock Incentive Plan dated as of August 1, 2001

†10.42	First Amendment to the Company’s 1998 Director Stock Option Plan dated as of July 26, 2000

†10.43	Amended and Restated Executive Employment Agreement, dated March 1, 2002, between Christopher & Banks Corporation and William J. Prange

†10.44	Amended and Restated Executive Employment Agreement, dated March 1, 2002, between Christopher & Banks Corporation and Joseph E. Pennington

†10.45	Amended and Restated Executive Employment Agreement, dated March 1, 2002, between Christopher & Banks Corporation and Ralph C. Neal

†10.46	Amended and Restated Executive Employment Agreement, dated March 1, 2002, between Christopher & Banks Corporation and Tammy Leomazzi Boyd

†10.47	Christopher & Banks Corporation 2002 Non-Employee Director Stock Option Plan

†10.48	Separation Agreement between Christopher & Banks Corporation and Tammy Leomazzi Boyd

†22.1	Subsidiaries of Company

*23.1	Consent of Independent Accountants

*99.1	Written Statement of Chief Executive Officer

*99.2	Written Statement of Chief Financial Officer

† Previously filed

*Filed with this report

(b)    Reports on Form 8-K

On February 5, 2003, the Company filed a current report on Form 8-K with respect to the announcement of the authorization of a stock repurchase program by the Company’s Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 29, 2003.

CHRISTOPHER & BANKS CORPORATION

By:	/S/ WILLIAM J. PRANGE
William J. Prange
Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM J. PRANGE	Chairman and Chief Executive Officer	May 29, 2003
William J. Prange	(Principal Executive Officer)

/S/ JOSEPH E. PENNINGTON	President and Chief Operating	May 29, 2003
Joseph E. Pennington	Officer and Director

/S/ ANDREW K. MOLLER	Senior Vice President and	May 29, 2003
Andrew K. Moller	Chief Financial Officer (Principal
Financial and Accounting Officer)

/S/ JAMES J. FULD, JR.	Director	May 29, 2003
James J. Fuld, Jr.

/S/ DONALD D. BEELER	Director	May 29, 2003
Donald D. Beeler

/S/ LARRY C. BARENBAUM	Director	May 29, 2003
Larry C. Barenbaum

/S/ ANNE L. JONES	Director	May 29, 2003
Anne L. Jones

/S/ ROBERT EZRILOV	Director	May 29, 2003
Robert Ezrilov

CERTIFICATION OF

CHIEF EXECUTIVE OFFICER

I, William J. Prange, certify that:

1.               I have reviewed this annual report on Form 10-K for the year ended March 1, 2003 of Christopher & Banks Corporation;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 29, 2003	By	/S/ WILLIAM J. PRANGE

William J. Prange
Chairman and
Chief Executive Officer

CERTIFICATION OF

CHIEF FINANCIAL OFFICER

I, Andrew K. Moller, certify that:

1.               I have reviewed this annual report on Form 10-K for the year ended March 1, 2003 of Christopher & Banks Corporation;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 29, 2003	By	/S/ ANDREW K. MOLLER

Andrew K. Moller
Senior Vice President and
Chief Financial Officer