Form 10-Q
period 2003-05-31
CHRISTOPHER & BANKS CORP
filed 2003-07-14
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

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

YES  ☒      NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☒      NO  ☐

As of June 27, 2003, 24,908,617 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

PART I

FINANCIAL INFORMATION

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEET

	May 31, 2003	March 1, 2003	June 1, 2002
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,178,301	$8,279,236	$26,281,722
Short-term investments	49,834,012	55,812,493	14,905,661
Merchandise inventory	25,970,430	24,133,715	19,085,050
Other current assets	7,352,110	8,664,699	9,283,796

Total current assets	105,334,853	96,890,143	69,556,229

Property, equipment and improvements, net	71,944,798	69,163,637	60,439,883

Other assets:
Long-term investments	—	—	10,000,000
Other assets	70,789	303,148	1,938,878

Total other assets	70,789	303,148	11,938,878

Total assets	$177,350,440	$166,356,928	$141,934,990

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,825,637	$4,716,731	$1,464,757
Accrued liabilities	13,249,296	13,531,924	10,641,572
Income taxes payable	4,798,525	—	2,500,709

Total current liabilities	21,873,458	18,248,655	14,607,038

Other liabilities	4,681,172	4,808,611	2,554,218

Stockholders’ equity:
Preferred stock-$0.01 par value, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock-$0.01 par value, 74,000,000 shares authorized; 24,804,637, 25,015,874 and 25,482,409 shares issued and outstanding at May 31, 2003, March 1, 2003 and June 1, 2002, respectively	277,389	276,788	273,453
Additional paid-in capital	52,704,306	52,372,044	49,252,340
Retained earnings	118,088,340	106,944,641	78,247,902
Other stockholders’ equity	(20,274,225)	(16,293,811)	(2,999,961)

Total stockholders’ equity	150,795,810	143,299,662	124,773,734

Total liabilities and stockholders’ equity	$177,350,440	$166,356,928	$141,934,990

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF INCOME

(Unaudited)

	Quarter Ended
	May 31, 2003	June 1, 2002

Net sales	$93,373,029	$77,755,870

Cost of sales:
Merchandise, buying and occupancy, exclusive of depreciation and amortization shown separately below	50,090,682	41,960,167

Gross profit, exclusive of depreciation and amortization shown separately below	43,282,347	35,795,703

Selling, general and administrative	22,698,336	17,907,522
Depreciation and amortization	2,650,265	2,141,932

Operating income	17,933,746	15,746,249

Interest income, net	215,601	152,866

Income before income taxes	18,149,347	15,899,115

Income tax provision	7,005,648	6,121,159

Net income	$11,143,699	$9,777,956

Basic earnings per common share:

Net income	$0.45	$0.38

Basic shares outstanding	24,819,329	25,403,971

Diluted earnings per common share:

Net income	$0.44	$0.37

Diluted shares outstanding	25,355,478	26,633,150

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Quarter Ended
	May 31, 2003	June 1, 2002

Cash flows from operating activities:
Net income	$11,143,699	$9,777,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,650,265	2,141,932
Income tax benefit on exercise of stock options	37,223	1,569,427
Loss on disposal of equipment	13,649	38,164
Increase (decrease) in other liabilities	(127,439)	30,734
Changes in operating assets and liabilities:
Increase in merchandise inventory and other assets	(291,767)	(288,823)
Increase in accounts payable, accrued liabilities and income taxes payable	2,492,812	254,128

Net cash provided by operating activities	15,918,442	13,523,518

Cash flows from investing activities:
Purchase of property, equipment and improvements	(4,313,084)	(4,660,778)
Purchase of short-term investments	(41,868,177)	(24,905,661)
Redemption of short-term investments	47,846,658	—

Net cash provided by (used in) investing activities	1,665,397	(29,566,439)

Cash flows from financing activities:
Proceeds from issuance of common stock	295,640	1,449,919
Acquisition of common stock held in treasury	(3,980,414)	—

Net cash provided by (used in) financing activities	(3,684,774)	1,449,919

Net increase (decrease) in cash and cash equivalents	13,899,065	(14,593,002)

Cash and cash equivalents at beginning of period	8,279,236	40,874,724

Cash and cash equivalents at end of period	$22,178,301	$26,281,722

Supplemental cash flow information:
Interest paid	$39	$7,028
Income taxes paid	$256,525	$281,790
Purchases of equipment and improvements accrued, not paid	$1,131,991	$234,999

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The financial statements included in this Form 10-Q have been prepared by Christopher & Banks Corporation and subsidiaries (the “Company”), without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed, or omitted, pursuant to such rules and regulations.  These financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2003.

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

NOTE 2 – SHORT-TERM INVESTMENTS

In accordance with the Company’s investment policy, investments consist of U.S. Government and corporate debt securities that the Company has the positive intent and ability to hold until maturity.  These securities are recorded at amortized cost, which management believes approximates fair value, and the related amortization of premiums and discounts arising at acquisition are reported in earnings each period as a component in net interest income.

Short-term investments consisted of the following at May 31, 2003:

Description	Maturity Dates	Amortized Cost

Corporate debt securities	Within one year	$42,834,012
U.S. Government debt securities	One to three years, callable within one year	7,000,000

		$49,834,012

NOTE 3 – NET INCOME PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the applicable periods while diluted EPS is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding.

The following is a reconciliation of the number of shares and per share amounts used in the basic and diluted EPS computations:

Quarter Ended

	May 31, 2003		June 1, 2002
	Shares	Net Income	Shares	Net Income

Basic EPS	24,819,329	$0.45	25,403,971	$0.38

Effect of dilutive stock options	536,149	(0.01)	1,229,179	(0.01)

Diluted EPS	25,355,478	$0.44	26,633,150	$0.37

NOTE 4 – STOCK-BASED COMPENSATION

The Company discloses stock-based compensation information in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock Based Compensation”, and No. 148 (“SFAS No. 148”), “Accounting for Stock Based Compensation Transition and Disclosure”.  SFAS No. 148, an amendment of SFAS No. 123, does not amend the provisions of SFAS No. 123 that permit entities to account for stock-based compensation under the intrinsic value method set forth by Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.”  The Company has elected to continue to recognize compensation cost for its stock-based compensation plans in accordance with APB No. 25.  Generally, no compensation expense is recognized for stock options with exercise prices equal to the market value of the underlying shares of stock at the date of grant.

If stock-based employee compensation cost had been determined based on the fair value methodology prescribed by SFAS No. 123 and SFAS No. 148, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following table.

	Quarter Ended
	May 31, 2003	June 1, 2002

Net income – as reported	$11,143,699	$9,777,956
Less total stock-based compensation expense determined under fair value method, net of related tax effects	668,753	755,388
Net income – pro forma	$10,474,946	$9,022,568

Basic earnings per common share:
As reported	$0.45	$0.38
Pro forma	$0.42	$0.36

Diluted earnings per common share:
As reported	$0.44	$0.37
Pro forma	$0.41	$0.34

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

NOTE 5 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  The statement requires that an issuer classify financial instruments that are within its scope as a liability.  Many of those instruments were classified as equity under previous guidance.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003.  Otherwise, it is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 will have no impact on the Company’s financial position or results of operations.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

General

Christopher & Banks Corporation is a Minneapolis-based retailer of women’s specialty apparel, which operates retail stores through its wholly-owned subsidiaries, Christopher & Banks, Inc. and Christopher & Banks Company. The Company’s stores offer coordinated assortments of exclusively designed sportswear, sweaters and dresses.  As of June 27, 2003, the Company operated 482 stores in 41 states including 365 Christopher & Banks stores, 107 C.J. Banks stores and 10 Braun’s stores.

In the first quarter of fiscal 2004, the Company opened 20 new Christopher & Banks stores and 14 new C.J. Banks stores.  The Company opened nine additional Christopher & Banks stores and one additional C.J. Banks store in June 2003.  During the remainder of fiscal 2004, the Company plans to open approximately 40 Christopher & Banks stores and 15 C.J. Banks stores.  The Company intends to continue growing its store base by approximately 20% annually with 105 new stores planned to open in fiscal 2005 and 125 new stores planned to open in fiscal 2006.

In February 2003, the Company’s Board of Directors authorized a stock repurchase program enabling the Company to purchase up to $20 million of its common stock, subject to market conditions.  Through March 1, 2003, the Company purchased 800,000 shares of its common stock at a total cost, including commissions, of $13.3 million.  In March 2003, the Company purchased an additional 272,000 shares of its common stock for approximately $4.0 million, resulting in total purchases under the program of 1,072,000 shares at a total cost, including commissions, of approximately $17.3 million.  The common stock purchased is being held in treasury and reduced the number of shares of the Company’s outstanding common stock by approximately 4%.  In the first quarter of fiscal 2004, earnings of approximately $0.018 per diluted share can be attributed to the Company’s share repurchase.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company’s statement of income expressed as a percentage of net sales:

	Quarter Ended
	May 31, 2003	June 1, 2002

Net sales	100.0%	100.0%
Cost of sales, exclusive of depreciation and amortization	53.6	54.0
Gross profit, exclusive of depreciation and amortization	46.4	46.0
Selling, general and administrative expenses	24.3	23.0
Depreciation and amortization	2.9	2.8
Operating income	19.2	20.2
Interest income, net	0.2	0.2
Income before income taxes	19.4	20.4
Income tax provision	7.5	7.8
Net income	11.9%	12.6%

QUARTER ENDED MAY 31, 2003 COMPARED TO QUARTER ENDED JUNE 1, 2002

Net Sales.  Net sales for the quarter ended May 31, 2003 were $93.4 million, an increase of $15.6 million or 20%, from net sales of $77.8 million for the quarter ended June 1, 2002.  The increase in total net sales was a result of an increase in the number of stores operated by the Company, offset by a 1% decline in same-store sales.  The Company operated 472 stores at May 31, 2003, compared to 391 stores at June 1, 2002.  The 1% decline in same-store sales, which follows a 10% increase in same-store sales in the first quarter of fiscal 2003, was primarily attributable to sluggish consumer spending resulting from continued economic uncertainty.  The Company’s stores opened in fiscal 2001, 2002 and 2003 posted a 3% increase in same-store sales, while the Company’s mature base of stores opened in fiscal 2000 and earlier recorded a 3% decrease in same-store sales.

Gross Profit, exclusive of depreciation and amortization.  Gross profit, which is net sales less the cost of merchandise, buying expenses and occupancy costs, exclusive of depreciation and amortization, was $43.3 million, or 46.4% of net sales, during the first three months of fiscal 2004, compared to $35.8 million, or 46.0% of net sales, during the same period in fiscal 2003.  The increase in gross margin as a percent of net sales was primarily due to an improvement in merchandise, buying and distribution costs, offset by approximately 150 basis points of negative leveraging of occupancy costs.  The improved merchandise margins were mainly a result of obtaining better pricing from suppliers, while the negative leveraging of occupancy costs resulted from operating more stores, in the first quarter of fiscal 2004, which were still in the buildup phase of their sales curve, combined with the 1% decline in same-store sales.  The Company anticipates it will continue to benefit from improved pricing from suppliers and experience some negative leveraging of occupancy costs in the remainder of fiscal 2004.  It is possible that future gross profits may be negatively impacted in the event the Company experiences a decrease in merchandise margins combined with continued negative leveraging of occupancy costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first quarter of fiscal 2004 were $22.7 million, or 24.3% of net sales, compared to $17.9 million, or 23.0% of net sales, in the first quarter of fiscal 2003.  The increase as a percent of net sales was mainly due to negative leveraging of store salaries and other general expenses associated with the 1% decline in same-store sales.

Depreciation and Amortization.  Depreciation and amortization was $2.7 million, or 2.9% of net sales, in the first quarter of fiscal 2004, compared to $2.1 million, or 2.8% of net sales, in the first quarter of fiscal 2003. The greater expense was a result of capital expenditures made during the past year.  The Company opened 83 new stores during the 12 months ended May 31, 2003.

Operating Income.  As a result of the foregoing factors, operating income for the three months ended May 31, 2003 was $17.9 million, or 19.2% of net sales, compared to operating income of $15.7 million, or 20.2% of net sales, for the three months ended June 1, 2002.

 Interest Income, Net.  For the quarter ended May 31, 2003, net interest income increased to $215,601 from $152,866 for the quarter ended June 1, 2002.  The increase was due to a significantly higher average cash and investment balance in the first three months of fiscal 2004, compared to the first three months of fiscal 2003, offset by lower interest rates on short-term investments.

Income Taxes.  The provision for income taxes was $7.0 million, with an effective tax rate of 38.6%, in the first quarter of fiscal 2004, compared to $6.1 million, with an effective tax rate of 38.5%, in the first quarter of fiscal 2003.  The slight increase in effective tax rate was due to increased state income taxes.

Net Income.  As a result of the foregoing factors, net income for the quarter ended May 31, 2003 was $11.1 million, or 11.9% of net sales and $0.44 per diluted share, compared to $9.8 million, or 12.6% of net sales and $0.37 per diluted share, for the quarter ended June 1, 2002.  In the first quarter of fiscal 2004, earnings of approximately $0.018 per diluted share can be attributed to the Company’s repurchase of 1,072,000 shares of its common stock in February and March, 2003.

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

 Net cash provided by operating activities totaled $15.9 million in the first quarter of fiscal 2004.  Net cash provided by investing activities included net redemptions of short-term investments of $6.0 million and $4.3 million of capital expenditures.  The Company opened 34 new stores and completed five store remodels during the first quarter ended May 31, 2003.  Net cash of $3.7 million was used by the Company for financing activities during the first three months of fiscal 2004.  In March 2003, the Company repurchased 272,000 shares of the Company’s common stock at a total cost, including commissions, of approximately $4.0 million.  The common stock purchased is being held in treasury.

The Company plans to spend approximately $20 million on capital expenditures during the last nine months of fiscal 2004 to open approximately 49 Christopher & Banks stores and 16 C.J. Banks stores.  The Company also intends to complete 15 additional store remodels and to make various capital improvements at its headquarters and distribution center facility.  Additionally, management anticipates a portion of these capital expenditures will relate to stores which the Company plans to open in the first quarter of fiscal 2005.  The Company plans to open approximately 105 new stores in fiscal 2005.  The Company expects its cash and short-term investments, combined with cash flows from operations, to be sufficient to meet its capital expenditure, working capital and other requirements for liquidity during the remainder of fiscal 2004 and throughout fiscal 2005.

The Company maintains an Amended and Restated Revolving Credit and Security Agreement with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”) which expires on June 30, 2004.  The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit of up to $25 million, subject to a borrowing base formula based on inventory levels.  The Company is currently engaged in negotiations with Wells Fargo to, among other things, extend the term, increase the revolving credit loan and letter of credit limit and address certain restrictive covenants of the Wells Fargo Revolver.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s base rate, 4.25% as of June 27, 2003, plus 0.25%.  Interest is payable monthly in arrears.  The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement.  The facility is collateralized by the Company’s equipment, general intangibles, inventory, letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first quarter of fiscal 2004.  Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at June 27, 2003 was $21.6 million.  As of June 27, 2003, the Company had outstanding letters of credit in the amount of $13.0 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $8.6 million at that date.

The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness, limitations on certain types of investments and prohibitions on paying dividends, as well as requiring the maintenance of certain financial ratios.  As of May 31, 2003, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

Merchandise Sourcing

The Company directly imports approximately 95% of its total merchandise purchases.  This reliance on sourcing from foreign countries may cause the Company to be exposed to certain risks.  Import restrictions, including tariffs and quotas, and changes in such restrictions could affect the import of apparel and might result in increased costs, delays in merchandise receipts or reduced supplies of apparel available to the Company and possibly have an adverse effect on the Company’s business, financial condition and results of operations.  The Company’s merchandise flow could also be adversely affected by political instability in any of the countries where its merchandise is manufactured or by changes in the United States’ governmental policies in or toward such foreign countries.  In addition, merchandise receipts could be delayed due to interruptions in air, ocean and ground shipments.  Severe Acute Respiratory Syndrome (“SARS”) could also negatively impact the Company and its suppliers, possibly causing a material disruption in supply of merchandise to the Company which would have an adverse impact on the Company’s financial position and results of operations.

 Substantially all of the Company’s directly imported merchandise is manufactured in Southeast Asia.  The majority of these goods are produced in China, Hong Kong, Indonesia and Singapore.  The Company is not currently importing merchandise produced in the Middle East.

The Company purchased approximately 25% and 27% of its merchandise from its largest overseas supplier in the first quarters of fiscal 2004 and 2003, respectively.  Although the Company believes that its relationship with this particular vendor is good, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it can shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, there is some potential that any such disruption in supply could have a material adverse impact on the Company’s financial position and results of operations.

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

Inflation

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the quarters ended May 31, 2003 and June 1, 2002.

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

There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements.  Investors are cautioned that all forward-looking statements involve risks and uncertainty.  The factors, among others, that could cause actual results to differ materially include: changes in general economic conditions, including recessionary effects which may affect consumers’ spending and debt levels; the Company’s ability to execute its business plan including the successful expansion of its Christopher & Banks and C.J. Banks concepts; the Company’s ability to open new stores on favorable lease terms and the timing of such store openings; the acceptance of the Company’s merchandising strategies by its target customers; the ability of the Company to anticipate fashion trends and consumer preferences; the loss of one or more of the Company’s key executives; continuity of a relationship with or purchases from major vendors, particularly those from whom the Company imports merchandise; timeliness of vendor production and deliveries; competitive  pressures on sales and pricing; increases in other costs which cannot be recovered through improved pricing of merchandise; and the adverse effect of weather conditions from time to time on consumers’ ability or desire to purchase new clothing.  Since the Company relies heavily on sourcing from foreign vendors, there are risks and uncertainties including transportation delays related to ocean, air and ground shipments, political instability, work stoppages and changes in import and export controls and SARS related concerns or implications. The Company assumes no obligation to publicly update or revise its forward-looking statements to reflect events or circumstances that may arise after the date of this Form 10-Q.

ITEM 3.
QUANTITATIVE AND QUALITATIVE
DISCLOSURE ABOUT MARKET RISK

The Company is potentially exposed to market risk from changes in interest rates relating to its Revolving Credit and Security Agreement with Wells Fargo Bank.  Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s fluctuating base rate, 4.25% as of June 27, 2003, plus 0.25%.  However, the Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first quarter of fiscal 2004, and given its existing liquidity position, does not expect to utilize the Wells Fargo Revolver in the near future except for its continuing use of the import letter of credit facility.

ITEM 4.
CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this Form 10-Q, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation, nor were any significant deficiencies or material weaknesses found in the Company’s internal controls.

PART II.

ITEM 1.
LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.

ITEM 2.
CHANGES IN SECURITIES
AND USE OF PROCEEDS

There have been no material modifications to the Company’s registered securities.

ITEM 3.
DEFAULTS UPON
SENIOR SECURITIES

There has been no default with respect to any indebtedness of the Company.

ITEM 4.
SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended May 31, 2003.

ITEM 5.
OTHER INFORMATION

None.

ITEM 6.
EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

Exhibit 99.1                                    Written Statement of Chief Executive Officer

Exhibit 99.2                                    Written Statement of Chief Financial Officer

(b)                                 Reports on Form 8-K:

On April 9, 2003, the Company filed a current report on Form 8-K with respect to the press release issued by the Company on April 9, 2003 disclosing material nonpublic information regarding the Company’s results of operations for the quarter and fiscal year ended March 1, 2003 and a transcript of the related conference call held April 9, 2003 with analysts, institutional investors and other interested parties.

On June 24, 2003, the Company filed a current report on Form 8-K with respect to the press release issued by the Company on June 24, 2003 disclosing material nonpublic information regarding the Company’s results of operations for the quarter ended May 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated:	July 14, 2003	By	/S/ WILLIAM J. PRANGE

William J. Prange Chairman and Chief Executive Officer

Signing on behalf of the Registrant as principal executive officer.

Dated:	July 14, 2003	By	/S/ ANDREW K. MOLLER

Andrew K. Moller Senior Vice President and Chief Financial Officer

Signing on behalf of the Registrant as principal financial officer.

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER

I, William J. Prange, certify that:

1.               I have reviewed this quarterly report on Form 10-Q for the quarter ended May 31, 2003 of Christopher & Banks Corporation;

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

Dated:	July 14, 2003	By	/S/ WILLIAM J. PRANGE

William J. Prange Chairman and Chief Executive Officer

CERTIFICATION OF
CHIEF FINANCIAL OFFICER

I, Andrew K. Moller, certify that:

1.               I have reviewed this quarterly report on Form 10-Q for the quarter ended May 31, 2003 of Christopher & Banks Corporation;

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

Dated:	July 14, 2003	By	/S/ ANDREW K. MOLLER

Andrew K. Moller Senior Vice President and Chief Financial Officer