Form 10-Q
period 2003-08-30
CHRISTOPHER & BANKS CORP
filed 2003-10-14
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2003

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

YES   ☒          NO   ☐

As of October 3, 2003, 37,741,879 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

PART I

FINANCIAL INFORMATION

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET

	August 30, 2003	March 1, 2003	August 31, 2002
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,187,235	$8,279,236	$19,914,610
Short-term investments	54,834,668	55,812,493	26,862,462
Merchandise inventory	31,842,198	24,133,715	24,098,218
Other current assets	12,662,355	8,664,699	11,162,500
Total current assets	108,526,456	96,890,143	82,037,790

Property, equipment and improvements, net	77,308,454	69,163,637	64,410,469

Other assets	79,566	303,148	1,951,661

Total assets	$185,914,476	$166,356,928	$148,399,920

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,283,199	$4,716,731	$2,638,536
Accrued liabilities	11,920,668	13,531,924	10,257,712
Total current liabilities	17,203,867	18,248,655	12,896,248

Other liabilities	4,817,335	4,808,611	2,634,605

Stockholders’ equity:
Preferred stock – $0.01 par value, 1,000,000 shares authorized, none outstanding	—	—	—
Common stock – $0.01 par value, 74,000,000 shares authorized, 37,683,629, 37,523,811 and 38,456,142 shares issued and outstanding at August 30, 2003, March 1, 2003 and August 31, 2002, respectively	420,804	415,182	412,496
Additional paid-in capital	57,166,899	52,233,650	50,259,550
Retained earnings	126,579,796	106,944,641	85,196,982
Common stock held in treasury, 4,402,500, 3,994,500 and 2,794,500 shares at cost at August 30, 2003, March 1, 2003 and August 31, 2002	(20,274,225)	(16,293,811)	(2,999,961)
Total stockholders’ equity	163,893,274	143,299,662	132,869,067

Total liabilities and stockholders’ equity	$185,914,476	$166,356,928	$148,399,920

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF INCOME

(Unaudited)

	Quarter Ended
	August 30, 2003	August 31, 2002

Net sales	$89,710,283	$73,857,969

Cost of sales:
Merchandise, buying and occupancy, exclusive of depreciation and amortization shown separately below	51,473,656	42,074,753

Gross profit, exclusive of depreciation and amortization shown separately below	38,236,627	31,783,216

Selling, general and administrative	21,792,870	18,493,699

Depreciation and amortization	2,797,032	2,260,405

Operating income	13,646,725	11,029,112

Interest income, net	183,009	270,206

Income before income taxes	13,829,734	11,299,318

Income tax provision	5,338,278	4,350,238

Net income	$8,491,456	$6,949,080

Basic earnings per common share:

Net income	$0.23	$0.18

Basic shares outstanding	37,439,623	38,379,327

Diluted earnings per common share:

Net income	$0.22	$0.17

Diluted shares outstanding	38,449,547	39,985,676

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF INCOME

(Unaudited)

	Six Months Ended
	August 30, 2003	August 31, 2002

Net sales	$183,083,312	$151,613,839

Cost of sales:
Merchandise, buying and occupancy, exclusive of depreciation and amortization shown separately below	101,564,338	84,034,920

Gross profit, exclusive of depreciation and amortization shown separately below	81,518,974	67,578,919

Selling, general and administrative	44,491,206	36,401,221

Depreciation and amortization	5,447,297	4,402,337

Operating income	31,580,471	26,775,361

Interest income, net	398,610	423,072

Income before income taxes	31,979,081	27,198,433

Income tax provision	12,343,926	10,471,397

Net income	$19,635,155	$16,727,036

Basic earnings per common share:

Net income	$0.53	$0.44

Basic shares outstanding	37,334,308	38,242,643

Diluted earnings per common share:

Net income	$0.51	$0.42

Diluted shares outstanding	38,241,740	39,967,701

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	August 30, 2003	August 31, 2002
Cash flows from operating activities:
Net income	$19,635,155	$16,727,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,447,297	4,402,337
Income tax benefit on exercise of stock options	2,718,666	1,875,401
Loss on disposal of furniture, fixtures and equipment	17,560	38,164
Increase in other liabilities	8,724	111,121
Changes in operating assets and liabilities:
Increase in accounts receivable, merchandise inventory, prepaid expenses and other assets	(11,482,557)	(7,193,478)
Decrease in accounts payable and accrued liabilities	(3,399,492)	(2,584,400)
Net cash provided by operating activities	12,945,353	13,376,181

Cash flows from investing activities:
Purchase of property, equipment and improvements	(11,254,970)	(9,764,031)
Purchase of short-term investments	(74,765,697)	(49,297,927)
Redemption of short-term investments	75,743,522	22,435,465
Net cash used in investing activities	(10,277,145)	(36,626,493)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,220,205	2,290,198
Acquisition of common stock held in treasury	(3,980,414)	—
Net cash provided by (used in) financing activities	(1,760,209)	2,290,198

Net increase (decrease) in cash and cash equivalents	907,999	(20,960,114)

Cash and cash equivalents at beginning of period	8,279,236	40,874,724

Cash and cash equivalents at end of period	$9,187,235	$19,914,610

Supplemental cash flow information:
Interest paid	$708	$7,385
Income taxes paid	$12,716,949	$8,665,740
Purchases of equipment and improvements, accrued not paid	$2,354,704	$1,362,737

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

NOTE 2 – SHORT-TERM INVESTMENTS

In accordance with the Company’s investment policy, short-term investments consist of U.S. Government and corporate debt securities that the Company has the positive intent and ability to hold until maturity.  These securities are recorded at amortized cost, which management believes approximates fair value.  The related amortization of premiums and discounts arising at acquisition are reported in earnings each period as a component of net interest income.

Short-term investments consisted of the following at August 30, 2003 and August 31, 2002:

Description	Maturity Dates	August 30, 2003	August 31, 2002

Corporate debt securities	Within one year	$44,834,668	$21,862,462
U.S. Government debt securities	One to three years, callable within one year	10,000,000	5,000,000

		$54,834,668	$26,862,462

NOTE 3 – LONG TERM DEBT

The Company maintains an Amended and Restated Revolving Credit and Security Agreement with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”).  In August 2003, the Wells Fargo Revolver was amended to increase the amount of revolving credit loans and letters of credit provided to the Company from $25 million to $40 million, subject to a borrowing base formula based on inventory levels.  In addition, the maturity date of the Wells Fargo Revolver was extended by two years to June 30, 2006 and a restrictive covenant prohibiting the payment of dividends was eliminated.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo's base rate, 4.0% as of October 3, 2003, plus 0.25%.  Interest is payable monthly in arrears.  The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement.  The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first half of fiscal 2004.  Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at October 3, 2003 was $26.9 million.  As of October 3, 2003, the Company had outstanding letters of credit in the amount of $12.0 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $14.9 million at that date.

The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial ratios.  As of August 30, 2003, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

NOTE 4 – STOCK SPLIT AND DIVIDEND

In July 2003, the Company’s Board of Directors approved a 3-for-2 stock split payable in the form of a stock dividend on the Company’s outstanding common stock.  The record date was August 13, 2003 and the stock dividend was distributed on August 27, 2003.  Share and per share data for all periods presented have been restated to reflect the stock split.  The Company previously distributed 3-for-2 stock splits on December 14, 1999, July 11, 2000, February 12, 2001 and December 12, 2001.

In September 2003, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share.  The Company’s third quarter dividend was paid on October 6, 2003 to shareholders of record as of September 19, 2003.

NOTE 5 – NET INCOME PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the applicable periods while diluted EPS is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding.

The following is a reconciliation of the number of shares and per share amounts used in the basic and diluted EPS computations:

	Quarter Ended
	August 30, 2003		August 31, 2002
	Shares	Net Income	Shares	Net Income

Basic EPS	37,439,623	$0.23	38,379,327	$0.18

Effect of dilutive stock options	1,009,924	(0.01)	1,606,349	(0.01)

Diluted EPS	38,449,547	$0.22	39,985,676	$0.17

	Six Months Ended
	August 30, 2003		August 31, 2002
	Shares	Net Income	Shares	Net Income

Basic EPS	37,334,308	$0.53	38,242,643	$0.44

Effect of dilutive stock options	907,432	(0.02)	1,725,058	(0.02)

Diluted EPS	38,241,740	$0.51	39,967,701	$0.42

NOTE 6 – STOCK-BASED COMPENSATION

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

	Quarter Ended
	August 30, 2003	August 31, 2002
Net income—as reported	$8,491,456	$6,949,080
Less total stock-based compensation expense determined under fair value method, net of related tax effects	739,384	859,834
Net income—pro forma	$7,752,072	$6,089,246

Basic earnings per common share:
As reported	$0.23	$0.18
Pro forma	$0.21	$0.16

Diluted earnings per common share:
As reported	$0.22	$0.17
Pro forma	$0.20	$0.15

	Six Months Ended
	August 30, 2003	August 31, 2002
Net income—as reported	$19,635,155	$16,727,036
Less total stock-based compensation expense determined under fair value method, net of related tax effects	1,408,136	1,615,222
Net income—pro forma	$18,227,019	$15,111,814

Basic earnings per common share:
As reported	$0.53	$0.44
Pro forma	$0.49	$0.40

Diluted earnings per common share:
As reported	$0.51	$0.42
Pro forma	$0.48	$0.38

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

NOTE 7 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities as previously set forth under SFAS No. 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 had no impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  The statement requires that an issuer classify financial instruments that are within its scope as a liability.  Many of those instruments were classified as equity under previous guidance.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003.  Otherwise, it is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 had no impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities-an Interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”).  FIN No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved.  The adoption of FIN No. 46 is expected to have no impact on the Company’s financial position or results of operations.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

General

Christopher & Banks Corporation is a Minneapolis-based retailer of women’s specialty apparel, which operates retail stores through its wholly-owned subsidiaries, Christopher & Banks, Inc. and Christopher & Banks Company. The Company’s stores offer coordinated assortments of exclusively designed sportswear, sweaters and dresses.  As of October 3, 2003, the Company operated 517 stores in 42 states including 398 Christopher & Banks stores, 116 C.J. Banks stores and three Braun’s stores.

The Company opened 38 Christopher & Banks stores and 18 C.J. Banks stores in the first six months of fiscal 2004.  During the remainder of fiscal 2004, the Company plans to open approximately 30 additional Christopher and Banks stores and 11 more C.J. Banks stores.  The Company intends to continue growing its store base by approximately 20% annually with 105 new stores planned to open in fiscal 2005 and 120 to 125 new stores planned to open in fiscal 2006.

The Company’s Board of Directors authorized a stock repurchase program in February 2003, enabling the Company to purchase up to $20 million of its common stock, subject to market conditions.  Through March 1, 2003, the Company purchased 1,200,000 shares of its common stock at a total cost, including commissions, of $13.3 million.  In March 2003, the Company purchased an additional 408,000 shares of its common stock for approximately $4.0 million, resulting in total purchases under the program of 1,608,000 shares at a total cost, including commissions, of approximately $17.3 million.  The common stock purchased is being held in treasury and reduced the number of shares of the Company’s outstanding common stock by approximately 4%.  In the first six months of fiscal 2004, earnings of approximately $0.02 per diluted share can be attributed to the Company’s share repurchase.

In July 2003, the Company’s Board of Directors approved a 3-for-2 stock split payable in the form of a stock dividend on the Company’s outstanding common stock.  The record date was August 13, 2003 and the stock dividend was distributed on August 27, 2003.  Share and per share data for all periods presented have been restated to reflect the stock split.  The Company previously distributed 3-for-2 stock splits on December 14, 1999, July 11, 2000, February 12, 2001 and December 12, 2001.

In September 2003, the Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share.  The Company’s third quarter dividend was paid on October 6, 2003 to shareholders of record as of September 19, 2003.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company’s statement of income expressed as a percentage of net sales:

	Quarter Ended		Six Months Ended
	August 30, 2003	August 31, 2002	August 30, 2003	August 31, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, exclusive of depreciation and amortization	57.4	57.0	55.5	55.4
Gross profit, exclusive of depreciation and amortization	42.6	43.0	44.5	44.6
Selling, general and administrative expenses	24.3	25.0	24.3	24.0
Depreciation and amortization	3.1	3.1	3.0	2.9
Operating income	15.2	14.9	17.2	17.7
Interest income, net	0.2	0.4	0.2	0.2
Income before income taxes	15.4	15.3	17.4	17.9
Income tax provision	5.9	5.9	6.7	6.9
Net income	9.5%	9.4%	10.7%	11.0%

QUARTER ENDED AUGUST 30, 2003 COMPARED TO
QUARTER ENDED AUGUST 31, 2002

Net Sales.  Net sales for the quarter ended August 30, 2003 were $89.7 million, an increase of $15.8 million or 21%, from $73.9 million for the quarter ended August 31, 2002.  The increase in total net sales was attributable to a 3% increase in same-store sales combined with an increase in the number of stores operated by the Company.  The 3% same-store sales increase, which follows a 6% increase in same-store sales in the second quarter of fiscal 2003, was partially due to strong performance at the Company’s newer stores.  These stores, opened in fiscal 2001, 2002 and 2003, generated a 4% increase in same-store sales, while the Company’s mature base of stores, opened in fiscal 2000 and earlier, posted a same-store sales increase of 2%.  The Company operated 494 stores at August 30, 2003 compared to 408 stores at August 31, 2002.

Gross Profit, exclusive of depreciation and amortization.  Gross profit, which is net sales less cost of merchandise, buying and occupancy expenses, exclusive of depreciation and amortization, was $38.2 million, or 42.6% of net sales, during the second quarter of fiscal 2004, compared to $31.8 million, or 43.0% of net sales, during the same period in fiscal 2003.  The approximate 40 basis point decrease in gross margin as a percent of net sales was due to 130 basis points of negative leveraging of occupancy costs, substantially offset by an improvement in merchandise margins.  The negative leveraging of occupancy costs primarily resulted from operating more stores in the second quarter of fiscal 2004 which were still in the buildup phase of their sales curve.  The improved merchandise margins were mainly a result of obtaining more favorable pricing from suppliers.  The Company anticipates it will continue to benefit from improved pricing from suppliers and experience some negative leveraging of occupancy costs in the remainder of fiscal 2004.  It is possible that future gross profits may be negatively impacted in the event the Company experiences a decrease in merchandise margins combined with continued negative leveraging of occupancy costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the second quarter of fiscal 2004 were $21.8 million, or 24.3% of net sales, compared to $18.5 million, or 25.0% of net sales, in the second quarter of fiscal 2003. The decrease in selling, general and administrative expenses as a percent of net sales was primarily due to one-time charges recorded during the second quarter of fiscal 2003 consisting of $300,000 in severance costs and $200,000 related to the Company’s initial listing on the New York Stock Exchange.

Depreciation and Amortization.  Depreciation and amortization was $2.8 million, or 3.1% of net sales, in the second quarter of fiscal 2004, compared to $2.3 million, or 3.1% of net sales, in the second quarter of fiscal 2003. The increase in the amount of depreciation and amortization expense was a result of capital expenditures made during the past year.  The Company opened 87 new stores during the 12 months ended August 30, 2003.

Operating Income.  As a result of the foregoing factors, operating income for the quarter ended August 30, 2003 was $13.6 million, or 15.2% of net sales, compared to operating income of $11.0 million, or 14.9% of net sales, in the quarter ended August 31, 2002.

Interest Income, Net.   For the quarter ended August 30, 2003 net interest income decreased to $183,009 from $270,206 for the quarter ended August 31, 2002.  The decrease was a result of lower interest rates on short-term investments in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003.

Income Taxes.  Income tax expense in the second quarter of fiscal 2004 was $5.3 million, with an effective tax rate of 38.6%, compared to $4.4 million, with an effective tax rate of 38.5%, in the second quarter of fiscal 2003.  The slight increase in the effective tax rate was due to increased state income taxes.

Net Income.  As a result of the foregoing factors, net income for the quarter ended August 30, 2003 was $8.5 million, or 9.5% of net sales and $0.22 per diluted share, compared to $6.9 million, or 9.4% of net sales and $0.17 per diluted share, for the quarter ended August 31, 2002.  In the second quarter of fiscal 2004, earnings of approximately $0.01 per diluted share can be attributed to the Company’s repurchase of 1,608,000 shares of its common stock in February and March 2003.

SIX MONTHS ENDED AUGUST 30, 2003 COMPARED TO

SIX MONTHS ENDED AUGUST 31, 2002

Net Sales.  Net sales for the six months ended August 30, 2003 were $183.1 million, an increase of $31.5 million or 21%, from $151.6 million for the six months ended August 31, 2002.  The increase in total net sales was attributable to a 1% increase in same-store sales combined with an increase in the number of stores operated by the Company.  The 1% increase in same-store sales, which follows an 8% increase in same-store sales in the first six months of fiscal 2003, was primarily driven by strong performance at the Company’s newer stores.  These stores, opened in fiscal 2001, 2002 and 2003, generated a 4% increase in same-store sales, while the Company’s mature base of stores, opened in fiscal 2000 and earlier, posted a same-store sales decrease of 1%.  The Company operated 494 stores at August 30, 2003 compared to 408 stores at August 31, 2002.

Gross Profit, exclusive of depreciation and amortization.  Gross profit, which is net sales less cost of merchandise, buying and occupancy expenses, exclusive of depreciation and amortization, was $81.5 million, or 44.5% of net sales, during the first half of fiscal 2004 compared to $67.6 million, or 44.6% of net sales, during the same period in fiscal 2003.  The slight decrease in gross margin as a percent of net sales was due to negative leveraging of occupancy costs, which were substantially offset by an improvement in merchandise margins.  The negative leveraging of occupancy costs mainly resulted from operating more stores in the first half of fiscal 2004 which were still in the buildup phase of their sales curve.  The improved merchandise margins were principally attributable to more favorable pricing obtained from suppliers.  The Company anticipates it will continue to benefit from improved pricing from suppliers and experience some negative leveraging of occupancy costs in the remainder of fiscal 2004.  It is possible that future gross profits may be negatively impacted in the event the Company experiences a decrease in merchandise margins combined with continued negative leveraging of occupancy costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first half of fiscal 2004 were $44.5 million, or 24.3% of net sales, compared to $36.4 million, or 24.0% of net sales, in the first half of fiscal 2003.  The increase as a percent of net sales was primarily due to negative leveraging of store salaries and other general expenses, offset by one-time charges recorded during the second quarter of fiscal 2003 consisting of $300,000 in severance costs and $200,000 related to the Company’s initial listing on the New York Stock Exchange.

Depreciation and Amortization.  Depreciation and amortization was $5.4 million, or 3.0% of net sales, in the first half of fiscal 2004, compared to $4.4 million, or 2.9% of net sales, in the first half of fiscal 2003.  The increase in the amount of depreciation and amortization expense was a result of capital expenditures made during the past year.  The Company opened 87 new stores during the 12 months ended August 30, 2003.

Operating Income.   As a result of the foregoing factors, operating income for the six months ended August 30, 2003 was $31.6 million, or 17.2% of net sales, compared to operating income of $26.8 million, or 17.7% of net sales, in the six months ended August 31, 2002.

Interest Income, Net.   For the six months ended August 30, 2003, net interest income decreased to $398,610 from $423,072 for the six months ended August 31, 2002. The decrease was a result of lower interest rates on short-term investments in the first half of fiscal 2004 compared to the first half of fiscal 2003.

Income Taxes.  Income tax expense in the first half of fiscal 2004 was $12.3 million, with an effective tax rate of 38.6%, compared to $10.5 million, with an effective tax rate of 38.5%, in the first half of fiscal 2003.  The slight increase in the effective tax rate was due to increased state income taxes.

Net Income.  As a result of the foregoing factors, net income for the six months ended August 30, 2003 was $19.6 million, or 10.7% of net sales and $0.51 per diluted share, compared to $16.7 million, or 11.0% of net sales and $0.42 per diluted share, for the six months ended August 31, 2002.  In the first half of fiscal 2004, earnings of approximately $0.02 per diluted share can be attributed to the Company’s repurchase of 1,608,000 shares of its common stock in February and March 2003.

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

Net cash provided by operating activities totaled $12.9 million for the first six months of fiscal 2004.  Net cash used in investing activities included $11.3 million of capital expenditures, offset by net redemptions of short-term investments of $978,000.  The Company opened 56 new stores and completed 10 store remodels during the first half of fiscal 2004.  Net cash of $1.8 million was used by the Company for financing activities during the first six months of fiscal 2004.  In March 2003, the Company repurchased 408,000 shares of the Company’s common stock at a total cost, including commissions, of approximately $4.0 million.  The common stock purchased is being held in treasury.

The Company plans to spend approximately $12 to $14 million for capital expenditures during the last six months of fiscal 2004.  The Company anticipates that it will open approximately 30 additional Christopher & Banks stores and 11 more C.J. Banks stores in the third quarter of fiscal 2004.  The Company also intends to complete five additional major store remodels and to make various capital improvements at its headquarters and distribution center facility.  Additionally, management anticipates a portion of these capital expenditures will relate to stores which the Company plans to open in the first quarter of fiscal 2005.  The Company plans to open approximately 105 new stores in fiscal 2005.  The Company expects its cash and short-term investments, combined with cash flow from operations, to be sufficient to meet its capital expenditure, working capital and other requirements for liquidity during the remainder of fiscal 2004 and throughout fiscal 2005.

The Company maintains an Amended and Restated Revolving Credit and Security Agreement with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”).  In August 2003, the Wells Fargo Revolver was amended to increase the amount of revolving credit loans and letters of credit provided to the Company from $25 million to $40 million, subject to a borrowing base formula based on inventory levels.  In addition, the maturity date of the Wells Fargo Revolver was extended by two years to June 30, 2006 and a restrictive covenant prohibiting the payment of dividends was eliminated.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s base rate, 4.0% as of October 3, 2003, plus 0.25%.  Interest is payable monthly in arrears.  The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement.  The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first half of fiscal 2004.  Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at October 3, 2003 was $26.9 million.  As of October 3, 2003, the Company had outstanding letters of credit in the amount of $12.0 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $14.9 million at that date.

The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial ratios.  As of August 30, 2003, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

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

The Company’s merchandise flow could also be adversely affected by political instability in any of the countries where its merchandise is manufactured or by changes in the United States’ governmental policies in or toward such foreign countries.  In addition, merchandise receipts could be delayed due to interruptions in air, ocean and ground shipments.  If Severe Acute Respiratory Syndrome (“SARS”) reappears, it could also negatively impact the Company and its suppliers, possibly causing a material disruption in supply of merchandise to the Company which would have an adverse impact on the Company’s financial position and results of operations.

Substantially all of the Company’s directly imported merchandise is manufactured in Southeast Asia.  The majority of these goods are produced in China, Hong Kong, Indonesia and Singapore.  The Company is not currently importing merchandise produced in the Middle East.

The Company purchased approximately 30% and 32% of its merchandise from its largest overseas supplier in the first six months of fiscal 2004 and 2003, respectively.  Although the Company believes that its relationship with this particular vendor is good, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it can shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, there is some potential that any such disruption in supply could have a material adverse impact on the Company’s financial position and results of operations.

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

Inflation

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the quarters and six months ended August 30, 2003 and August 31, 2002.

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

There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements.  Investors are cautioned that all forward-looking statements involve risks and uncertainty.  The factors, among others, that could cause actual results to differ materially include: changes in general economic conditions, including recessionary effects which may affect consumers’ spending and debt levels; the Company’s ability to execute its business plan including the successful expansion of its Christopher & Banks and C.J. Banks concepts; the Company’s ability to open new stores on favorable terms and the timing of such store openings; the acceptance of the Company’s merchandising strategies by its target customers; the ability of the Company to anticipate fashion trends and consumer preferences; the loss of one or more of the Company’s key executives; continuity of a relationship with or purchases from major vendors, particularly those from whom the Company imports merchandise; timeliness of vendor production and deliveries; competitive  pressures on sales and pricing; increases in other costs which cannot be recovered through improved pricing of merchandise; and the adverse effect of weather conditions from time to time on consumers’ ability or desire to purchase new clothing.  Since the Company relies heavily on sourcing from foreign vendors, there are risks and uncertainties including transportation delays related to ocean, air and ground shipments, political instability, work stoppages, changes in import and export controls and SARS related concerns and implications if the disease reappears. The Company assumes no obligation to publicly update or revise its forward-looking statements to reflect events or circumstances that may arise after the date of this Form 10-Q.

ITEM 3.

QUANTITATIVE AND QUALITATIVE

DISCLOSURE ABOUT MARKET RISK

The market risk inherent in the Company's financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates. The Company's results of operations could be negatively impacted by decreases in interest rates on its short and long-term investments.

The Company is potentially exposed to market risk from changes in interest rates relating to its Revolving Credit and Security Agreement with Wells Fargo Bank.  Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s fluctuating base rate, 4.0% as of October 3, 2003, plus 0.25%.  However, the Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first half of fiscal 2004, and given its existing liquidity position does not expect to utilize the Wells Fargo Revolver in the near future except for its continuing use of the import letter of credit facility.

The Company enters into certain purchase obligations outside the United States, which are settled in U.S. dollars, and, therefore, the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that the foreign currency exchange risk is immaterial.

ITEM 4.

CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as amended, as of the end of the period covered by this quarterly report on Form 10-Q.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II.

ITEM 1.

LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.

ITEM 2.

CHANGES IN SECURITIES

AND USE OF PROCEEDS

There have been no material modifications to the Company’s registered securities.

ITEM 3.

DEFAULTS UPON

SENIOR SECURITIES

There has been no default with respect to any indebtedness of the Company.

ITEM 4.

SUBMISSION OF MATTERS TO A

VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on July 30, 2003, in Minneapolis, Minnesota.  The Company solicited proxies and filed definitive proxy statements with the United States Securities and Exchange Commission pursuant to Regulation 14A.  Holders of 34,990,701 shares of the Company’s common stock were present in person, or by proxy, representing 94.04% of the Company’s 37,206,956 split-adjusted shares outstanding on the record date.  The matters voted upon and the votes cast at the meeting were as follows (as adjusted for the 3-for-2 stock split distributed on August 27, 2003):

Item 1.             Election of two Class 3 Directors to serve on the Board of Directors for a term of three years (expiring in 2006):

	Vote
	For	Withheld
William J. Prange	34,384,748	605,953
James J. Fuld, Jr.	33,598,815	1,391,886

Other individuals whose term of office as Director continued after the meeting included Joseph E. Pennington, Donald D. Beeler, Larry C. Barenbaum, Anne L. Jones and Robert Ezrilov.

Item 2.    Approval to increase the number of shares authorized under the 1997 Stock Incentive Plan:

Vote
For	Against	Abstain	Broker Non-Vote
29,175,293	5,767,360	48,048	0

Item 3.             Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending February 28, 2004:

Vote
For	Against	Abstain	Broker Non-Vote
29,876,032	5,096,777	17,892	0

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	10.49	Fifth Amendment to the Christopher & Banks Corporation 1997 Stock Incentive Plan, dated as of July 30, 2003

	10.50	Fifth Amendment to the Amended and Restated Revolving Credit and Security Agreement, dated as of August 18, 2003

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)          Reports on Form 8-K:

On June 24, 2003, the Company filed a current report on Form 8-K with respect to the press release issued by the Company on June 24, 2003 disclosing material nonpublic information regarding the Company’s results of operations for the quarter ended May 31, 2003.

On September 30, 2003, the Company filed a current report on Form 8-K with respect to the press release issued by the Company on September 23, 2003 disclosing material nonpublic information regarding the Company’s results of operations for the quarter and six months ended August 30, 2003 and a transcript of the related conference call held September 23, 2003 with analysts, institutional investors and other interested parties.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated:	October 14, 2003	By	/S/ WILLIAM J. PRANGE

William J. Prange
Chairman and
Chief Executive Officer

Signing on behalf of the
Registrant as principal
executive officer.

Dated:	October 14, 2003	By	/S/ ANDREW K. MOLLER

Andrew K. Moller
Senior Vice President and
Chief Financial Officer

Signing on behalf of the
Registrant as principal
financial officer.