Form 10-Q
period 2003-11-29
CHRISTOPHER & BANKS CORP
filed 2004-01-13
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2003

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

YES  ☒   NO  ☐

As of December 26, 2003, 37,800,693 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

FORM 10-Q QUARTERLY REPORT

INDEX

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET

(Unaudited)

	November 29, 2003	March 1, 2003	November 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$21,157,278	$8,279,236	$34,925,981
Short-term investments	50,865,109	55,812,493	11,991,911
Merchandise inventory	40,229,494	24,133,715	36,658,951
Other current assets	10,250,381	8,664,699	10,984,323
Total current assets	122,502,262	96,890,143	94,561,166

Property, equipment and improvements, net	78,254,540	69,163,637	66,901,415

Other assets	85,198	303,148	1,955,834

Total assets	$200,842,000	$166,356,928	$163,418,415

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,599,570	$4,716,731	$898,132
Accrued liabilities	15,545,776	13,531,924	14,129,082
Total current liabilities	20,145,346	18,248,655	15,027,214

Other liabilities	4,997,159	4,808,611	2,737,389

Stockholders’ equity:
Preferred stock – $0.01 par value, 1,000,000 shares authorized, none outstanding	—	—	—
Common stock – $0.01 par value, 74,000,000 shares authorized, 37,800,693, 37,523,811 and 38,682,584 shares issued and outstanding at November 29, 2003, March 1, 2003 and November 30, 2002, respectively	422,012	415,182	414,702
Additional paid-in capital	59,089,525	52,233,650	51,753,636
Retained earnings	136,462,183	106,944,641	96,485,435
Common stock held in treasury, 4,402,500, 3,994,500 and 2,794,500 shares at cost at November 29, 2003, March 1, 2003 and November 30, 2002, respectively	(20,274,225)	(16,293,811)	(2,999,961)
Total stockholders’ equity	175,699,495	143,299,662	145,653,812

Total liabilities and stockholders’ equity	$200,842,000	$166,356,928	$163,418,415

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended
	November 29, 2003	November 30, 2002

Net sales	$107,285,093	$91,750,230

Cost of sales:
Merchandise, buying and occupancy, exclusive of depreciation and amortization shown separately below	62,211,393	51,825,232

Gross profit, exclusive of depreciation and amortization shown separately below	45,073,700	39,924,998

Selling, general and administrative	23,628,568	19,350,754

Depreciation and amortization	3,044,316	2,415,091

Operating income	18,400,816	18,159,153

Interest income	149,747	196,049

Income before income taxes	18,550,563	18,355,202

Income tax provision	7,160,516	7,066,752

Net income	$11,390,047	$11,288,450

Basic earnings per common share:

Net income	$0.30	$0.29

Basic shares outstanding	37,746,842	38,665,682

Diluted earnings per common share:

Net income	$0.29	$0.28

Diluted shares outstanding	38,705,066	39,745,709

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF INCOME

(Unaudited)

	Nine Months Ended
	November 29, 2003	November 30, 2002

Net sales	$290,368,405	$243,364,069

Cost of sales:
Merchandise, buying and occupancy, exclusive of depreciation and amortization shown separately below	163,775,731	135,860,152

Gross profit, exclusive of depreciation and amortization shown separately below	126,592,674	107,503,917

Selling, general and administrative	68,119,773	55,751,975

Depreciation and amortization	8,491,613	6,817,428

Operating income	49,981,288	44,934,514

Interest income	548,357	619,121

Income before income taxes	50,529,645	45,553,635

Income tax provision	19,504,442	17,538,149

Net income	$31,025,203	$28,015,486

Basic earnings per common share:

Net income	$0.83	$0.73

Basic shares outstanding	37,471,820	38,383,655

Diluted earnings per common share:

Net income	$0.81	$0.70

Diluted shares outstanding	38,397,840	39,893,703

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	November 29, 2003	November 30, 2002

Cash flows from operating activities:
Net income	$31,025,203	$28,015,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,491,613	6,817,428
Income tax benefit on exercise of stock options	3,235,248	2,425,280
Loss on disposal of furniture, fixtures and equipment	41,190	43,168
Increase in other liabilities	188,548	213,905
Changes in operating assets and liabilities:
Increase in merchandise inventory and other assets	(17,463,511)	(19,580,207)
Increase in accounts payable and accrued liabilities	1,582,807	656,956
Net cash provided by operating activities	27,101,098	18,592,016

Cash flows from investing activities:
Purchase of property, equipment and improvements	(17,311,373)	(15,785,462)
Proceeds from sale of fixtures and equipment	1,551	—
Purchase of short-term investments	(97,700,236)	(61,289,838)
Redemption of short-term investments	102,647,620	49,297,927
Net cash used in investing activities	(12,362,438)	(27,777,373)

Cash flows from financing activities:
Net proceeds from issuance of common stock	3,627,457	3,236,614
Dividends paid	(1,507,661)	—
Acquisition of common stock held in treasury	(3,980,414)	—
Net cash provided by (used in) financing activities	(1,860,618)	3,236,614

Net increase (decrease) in cash and cash equivalents	12,878,042	(5,948,743)

Cash and cash equivalents at beginning of period	8,279,236	40,874,724

Cash and cash equivalents at end of period	$21,157,278	$34,925,981

Supplemental cash flow information:
Interest paid	$1,224	$7,385
Income taxes paid	$13,396,577	$11,059,611
Purchases of equipment and improvements, accrued not paid	$313,884	$252,347

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by Christopher & Banks Corporation and subsidiaries (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2003.

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

Short-term investments consisted of the following at November 29, 2003 and November 30, 2002:

Description	Maturity Dates	November 29, 2003	November 30, 2002

Corporate debt securities	Within one year	$33,865,109	$1,991,911
U.S. Government debt securities	One to three years, callable within one year	17,000,000	10,000,000

		$50,865,109	$11,991,911

NOTE 3 – LONG -TERM DEBT

The Company maintains an Amended and Restated Revolving Credit and Security Agreement with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”).  In August 2003, the Wells Fargo Revolver was amended to increase the amount of revolving credit loans and letters of credit provided to the Company from $25 million to $40 million, subject to a borrowing base formula based on inventory levels.  In addition, the maturity date of the Wells Fargo Revolver was extended by two years to June 30, 2006, and a restrictive covenant prohibiting the payment of dividends was eliminated.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s base rate, 4.0% as of November 29, 2003, plus 0.25%.  Interest is payable monthly in arrears.  The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement.  Facility fees totaled $348 and $1,765 for the three and nine months ended November 29, 2003, respectively.  The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first nine months of fiscal 2004.  Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at December 26, 2003 was $23.0 million.  As of December 26, 2003, the Company had outstanding letters of credit in the amount of $11.7 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $11.3 million at December 26, 2003.

The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial ratios.  As of November 29, 2003, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

NOTE 4 – STOCK SPLIT AND DIVIDENDS

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

In September 2003, the Company’s Board of Directors declared the Company’s first cash dividend.  The declaration provides for an on-going cash dividend of $0.04 per share to be paid quarterly, subject to Board approval.  The Company’s first quarterly dividend was paid on October 6, 2003 to shareholders of record as of September 19, 2003.  Another quarterly dividend was paid on January 6, 2004 to shareholders of record as of December 18, 2003.

NOTE 5 – NET INCOME PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the applicable periods while diluted EPS is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding.

The following is a reconciliation of the number of shares and per share amounts used in the basic and diluted EPS computations:

	Three Months Ended
	November 29, 2003		November 30, 2002
	Shares	Net Income	Shares	Net Income

Basic EPS	37,746,842	$0.30	38,665,682	$0.29
Effect of dilutive stock options	958,224	(0.01)	1,080,027	(0.01)
Diluted EPS	38,705,066	$0.29	39,745,709	$0.28

	Nine Months Ended
	November 29, 2003		November 30, 2002
	Shares	Net Income	Shares	Net Income

Basic EPS	37,471,820	$0.83	38,383,655	$0.73
Effect of dilutive stock options	926,020	(0.02)	1,510,048	(0.03)
Diluted EPS	38,397,840	$0.81	39,893,703	$0.70

Stock options of 12,000 and 286,348 were excluded from the shares used in the computation of diluted EPS for the three and nine months ended November 29, 2003, respectively, as they were anti-dilutive.  All stock options for the three and nine months ended November 30, 2002 were included in the diluted EPS computation.

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

If stock-based compensation cost had been determined based on the fair value methodology prescribed by SFAS No. 123 and SFAS No. 148, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following table.

	Three Months Ended
	November 29, 2003	November 30, 2002
Net income—as reported	$11,390,047	$11,288,450
Less total stock-based compensation expense determined under fair value method, net of related tax effects	890,719	1,143,629
Net income—pro forma	$10,499,328	$10,144,821

Basic earnings per common share:
As reported	$0.30	$0.29
Pro forma	$0.28	$0.26

Diluted earnings per common share:
As reported	$0.29	$0.28
Pro forma	$0.27	$0.26

	Nine Months Ended
	November 29, 2003	November 30, 2002
Net income—as reported	$31,025,203	$28,015,486
Less total stock-based compensation expense determined under fair value method, net of related tax effects	2,298,855	2,758,851
Net income—pro forma	$28,726,348	$25,256,635

Basic earnings per common share:
As reported	$0.83	$0.73
Pro forma	$0.77	$0.66

Diluted earnings per common share:
As reported	$0.81	$0.70
Pro forma	$0.75	$0.63

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

NOTE 7 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities as previously set forth under SFAS No. 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 had no impact on the Company’s financial position or results of operations.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”).  FIN No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved.  The adoption of FIN No. 46 is expected to have no impact on the Company’s financial position or results of operations.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

General

Christopher & Banks Corporation is a Minneapolis-based retailer of women’s specialty apparel, which operates through its wholly-owned subsidiaries, Christopher & Banks, Inc. and Christopher & Banks Company. The Company’s stores offer coordinated assortments of exclusively designed sportswear and sweaters.  As of December 26, 2003, the Company operated 535 stores in 42 states including 411 Christopher & Banks stores, 121 C.J. Banks stores and three Braun’s stores.

The Company opened 68 Christopher & Banks stores and 29 C.J. Banks stores in the first nine months of fiscal 2004.  The Company intends to continue growing its store base by approximately 20% annually for the next two years, with 100 to 105 new stores planned to open in fiscal 2005 and 120 to 125 new stores planned to open in fiscal 2006.

The Company’s Board of Directors authorized a stock repurchase program in February 2003, enabling the Company to purchase up to $20 million of its common stock, subject to market conditions.  During February and March 2003, the Company purchased a total of 1,608,000 shares of its common stock for a total cost, including commissions, of approximately $17.3 million.  The common stock purchased is being held in treasury and reduced the number of shares of the Company’s outstanding common stock by approximately 4%.  In the first nine months of fiscal 2004, earnings of approximately $0.03 per diluted share can be attributed to the Company’s share repurchase.

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

In September 2003, the Company’s Board of Directors declared the Company’s first cash dividend.  The declaration provides for an on-going cash dividend of $0.04 per share to be paid quarterly, subject to Board approval.  The Company’s first quarterly dividend was paid on October 6, 2003 to shareholders of record as of September 19, 2003.  Another quarterly dividend was paid on January 6, 2004 to shareholders of record as of December 18, 2003.

On December 31, 2003, the Company reported total sales for the four-week period ended December 27, 2003 increased 8% to $51.4 million from $47.8 million in the prior year period, while December 2003 same-store sales declined 7%.  Previously, in its third quarter earnings release on December 23, 2003, the Company announced it is planning for a 3% to 6% decline in same-store sales in the fourth quarter of fiscal 2004.  Based on this assumption, the Company anticipates diluted earnings per share for the fourth quarter of fiscal 2004 to range from $0.24 to $0.27, compared to $0.27 in the fourth quarter of fiscal 2003 and diluted earnings per share for the year ended February 28, 2004 to range from $1.05 to $1.08, versus $0.97 for the year ended March 1, 2003.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company’s statement of income expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, exclusive of depreciation and amortization	58.0	56.5	56.4	55.8
Gross profit, exclusive of depreciation and amortization	42.0	43.5	43.6	44.2
Selling, general and administrative expenses	22.0	21.1	23.5	22.9
Depreciation and amortization	2.8	2.6	2.9	2.8
Operating income	17.2	19.8	17.2	18.5
Interest income	0.1	0.2	0.2	0.2
Income before income taxes	17.3	20.0	17.4	18.7
Income tax provision	6.7	7.7	6.7	7.2
Net income	10.6%	12.3%	10.7%	11.5%

THREE MONTHS ENDED NOVEMBER 29, 2003 COMPARED TO

THREE MONTHS ENDED NOVEMBER 30, 2002

Net Sales.  Net sales for the quarter ended November 29, 2003 were $107.3 million, an increase of $15.5 million or 17%, from $91.8 million for the quarter ended November 30, 2002.  The increase in net sales was attributable to an increase in the number of stores operated by the Company, partially offset by a 1% decline in same-store sales.  The Company operated 535 stores at November 29, 2003 compared to 439 stores at November 30, 2002.  The 1% decline in same-store sales was primarily attributable to the challenging retail environment.  The Company’s stores opened in fiscal 2001, 2002 and 2003 generated a low single digit increase in same-store sales, while the Company’s mature base of stores, opened in fiscal 2000 and earlier, recorded a low single digit decline in same-store sales.

Gross Profit, exclusive of depreciation and amortization.  Gross profit, which is net sales less cost of merchandise, buying and occupancy expenses, exclusive of depreciation and amortization, was $45.1 million, or 42.0% of net sales, during the third quarter of fiscal 2004, compared to $39.9 million, or 43.5% of net sales, during the same period in fiscal 2003.  The decline in gross margin as a percent of net sales was mainly the result of approximately 150 basis points of negative leveraging of occupancy costs.  The negative leveraging of occupancy costs occurred due to a 1% decline in same-store sales combined with operating more stores which were still in the buildup phase of their sales curve in the third quarter of fiscal 2004.  In addition, the Company benefited from improved pricing obtained from suppliers, which was substantially offset by increased markdowns expense.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the third quarter of fiscal 2004 were $23.6 million, or 22.0% of net sales, compared to $19.4 million, or 21.1% of net sales, in the third quarter of fiscal 2003.  The approximate 90 basis point increase in selling, general, and administrative expenses as a percent of net sales was primarily the result of increased salaries expense, medical claims and insurance costs that could not be leveraged with a 1% decline in same-store sales.

Depreciation and Amortization.  Depreciation and amortization was $3.0 million, or 2.8% of net sales, in the third quarter of fiscal 2004, compared to $2.4 million, or 2.6% of net sales, in the third quarter of fiscal 2003. The increase in the amount of depreciation and amortization expense was a result of capital expenditures made during the past year.  The Company opened 97 new stores and closed one store during the 12 months ended November 29, 2003.

Operating Income.  As a result of the foregoing factors, operating income for the quarter ended November 29, 2003 was $18.4 million, or 17.2% of net sales, compared to operating income of $18.2 million, or 19.8% of net sales, in the quarter ended November 30, 2002.

 Interest Income.   For the quarter ended November 29, 2003, interest income decreased to $149,747 from $196,049 for the quarter ended November 30, 2002.  The decrease was a result of lower interest rates on short-term investments in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003.

Income Taxes.  Income tax expense in the third quarter of fiscal 2004 was $7.2 million, with an effective tax rate of 38.6%, compared to $7.1 million, with an effective tax rate of 38.5%, in the third quarter of fiscal 2003.  The slight increase in the effective tax rate was due to increased state income taxes.

Net Income.  As a result of the foregoing factors, net income for the quarter ended November 29, 2003 was $11.4 million, or 10.6% of net sales and $0.29 per diluted share, compared to $11.3 million, or 12.3% of net sales and $0.28 per diluted share, for the quarter ended November 30, 2002.  In the third quarter of fiscal 2004, earnings of approximately $.01 per diluted share can be attributed to the Company’s repurchase of 1,608,000 shares of its common stock in February and March 2003.

NINE MONTHS ENDED NOVEMBER 29, 2003 COMPARED TO

NINE MONTHS ENDED NOVEMBER 30, 2002

Net Sales.  Net sales for the nine months ended November 29, 2003 were $290.4 million, an increase of $47.0 million or 19%, from $243.4 million for the nine months ended November 30, 2002.  The increase in total net sales was primarily attributable to the increase in the number of stores operated by the Company.  The Company operated 535 stores at November 29, 2003 compared to 439 stores at November 30, 2002.  Same-store sales were flat for the first nine months of the year.  The Company’s stores opened in fiscal 2001, 2002 and 2003 generated a low single digit increase in same-store sales, while the Company’s mature base of stores, opened in fiscal 2000 and earlier, recorded a low single digit decline in same-store sales.

Gross Profit, exclusive of depreciation and amortization.  Gross profit, which is net sales less cost of merchandise, buying and occupancy expenses, exclusive of depreciation and amortization, was $126.6 million, or 43.6% of net sales, during the first nine months of fiscal 2004 compared to $107.5 million, or 44.2% of net sales, during the same period in fiscal 2003.  The decrease in gross margin as a percent of net sales was primarily due to approximately 150 basis points of negative leveraging of occupancy costs, which were partially offset by an improvement in merchandise margins.  The negative leveraging of occupancy costs mainly resulted from operating more stores in the first nine months of fiscal 2004 which were still in the buildup phase of their sales curve.  The improved merchandise margins were primarily attributable to more favorable pricing obtained from suppliers, which was partially offset by increased markdowns expense.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the first nine months of fiscal 2004 were $68.1 million, or 23.5% of net sales, compared to $55.8 million, or 22.9% of net sales, in the first nine months of fiscal 2003.  The increase as a percent of net sales was primarily due to negative leveraging of salaries expense, medical claims and insurance costs.  This was partially offset as last year’s second quarter contained one time charges consisting of $300,000 in severance costs and $200,000 related to the Company’s initial listing on the New York Stock Exchange.

 Depreciation and Amortization.  Depreciation and amortization was $8.5 million, or 2.9% of net sales, in the first nine months of fiscal 2004, compared to $6.8 million, or 2.8% of net sales, in the first nine months of fiscal 2003.  The increase in the amount of depreciation and amortization expense was a result of capital expenditures made during the past year.  The Company opened 97 new stores and closed one store during the 12 months ended November 29, 2003.

Operating Income.  As a result of the foregoing factors, operating income for the nine months ended November 29, 2003 was $50.0 million, or 17.2% of net sales, compared to operating income of $44.9 million, or 18.5% of net sales, in the nine months ended November 30, 2002.

 Interest Income.  For the nine months ended November 29, 2003, interest income decreased to $548,357 from $619,121 for the nine months ended November 30, 2002. The decrease was a result of lower interest rates on short-term investments in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003.

Income Taxes.  Income tax expense in the first nine months of fiscal 2004 was $19.5 million, with an effective tax rate of 38.6%, compared to $17.5 million, with an effective tax rate of 38.5%, in the first nine months of fiscal 2003.  The slight increase in the effective tax rate was due to increased state income taxes.

Net Income.  As a result of the foregoing factors, net income for the nine months ended November 29, 2003 was $31.0 million, or 10.7% of net sales and $0.81 per diluted share, compared to $28.0 million, or 11.5% of net sales and $0.70 per diluted share, for the nine months ended November 30, 2002.  In the first nine months of fiscal 2004, earnings of approximately $0.03 per diluted share can be attributed to the Company’s repurchase of 1,608,000 shares of its common stock in February and March 2003.

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

 Net cash provided by operating activities totaled $27.1 million for the first nine months of fiscal 2004.  Net cash used in investing activities included $17.3 million of capital expenditures, offset by net redemptions of short-term investments of $4.9 million.  The Company opened 97 new stores and completed 16 store remodels during the first nine months of fiscal 2004.  Net cash of $1.9 million was used by the Company for financing activities during the first nine months of fiscal 2004.  In March 2003, the Company repurchased 408,000 shares of the Company’s common stock at a total cost, including commissions, of approximately $4.0 million.  The common stock purchased is being held in treasury.  In October 2003, the Company made its first quarterly cash dividend payment which totaled approximately $1.5 million.

The Company plans to spend approximately $6 million on capital expenditures during the last three months of fiscal 2004, most of which will relate to stores scheduled to open in the first quarter of fiscal 2005.  In fiscal 2005, the Company anticipates it will spend $25 million to $27 million for capital expenditures.  The Company plans to open 100 to 105 new stores in fiscal 2005, with approximately 70 percent of the new stores being Christopher & Banks and 30 percent being C.J. Banks, and to remodel approximately 25 stores.  The Company expects its cash and short-term investments, combined with cash flow from operations, to be sufficient to meet its capital expenditure, working capital and other requirements for liquidity during the remainder of fiscal 2004 and throughout fiscal 2005.

The Company maintains an Amended and Restated Revolving Credit and Security Agreement with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”).  In August 2003, the Wells Fargo Revolver was amended to increase the amount of revolving credit loans and letters of credit provided to the Company from $25 million to $40 million, subject to a borrowing base formula based on inventory levels.  In addition, the maturity date of the Wells Fargo Revolver was extended by two years to June 30, 2006, and a restrictive covenant prohibiting the payment of dividends was eliminated.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s base rate, 4.0% as of November 29, 2003, plus 0.25%.  Interest is payable monthly in arrears.  The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement.  Facility fees totaled $348 and $1,765 for the three and nine months ended November 29, 2003, respectively.  The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first nine months of fiscal 2004.  Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at December 26, 2003 was $23.0 million.  As of December 26, 2003, the Company had outstanding letters of credit in the amount of $11.7 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $11.3 million at December 26, 2003.

The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial ratios.  As of November 29, 2003, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

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

The Company purchased approximately 37% and 39% of its merchandise from its largest overseas supplier in the first nine months of fiscal 2004 and 2003, respectively.  Although the Company believes that its relationship with this particular vendor is good, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it can shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, there is some potential that any such disruption in supply could have a material adverse impact on the Company’s financial position and results of operations.

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

Inflation

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the quarters and nine months ended November 29, 2003 and November 30, 2002.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE

DISCLOSURE ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates.  The Company’s results of operations could be negatively impacted by decreases in interest rates on its short term investments.

The Company is potentially exposed to market risk from changes in interest rates relating to its Revolving Credit and Security Agreement with Wells Fargo Bank.  Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s fluctuating base rate, 4.0% as of November 29, 2003, plus 0.25%.  However, the Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first nine months of fiscal 2004, and given its existing liquidity position does not expect to utilize the Wells Fargo Revolver in the near future except for its continuing use of the import letter of credit facility.

The Company enters into certain purchase obligations outside the United States, which are settled in U.S. dollars and, therefore, the Company has only minimal exposure to foreign currency exchange risks.  The Company does not hedge against foreign currency risks and believes that the foreign currency exchange risk is immaterial.

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

ITEM 4.

SUBMISSION OF MATTERS TO A

VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the third quarter of fiscal 2004.

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

(b)          Reports on Form 8-K:

On December 23, 2003, the Company filed a current report on Form 8-K with respect to the press release issued by the Company on December 23, 2003 disclosing material nonpublic information regarding the Company’s results of operations for the quarter and nine months ended November 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated:	January 12, 2004	By	/S/ WILLIAM J. PRANGE

William J. Prange
Chairman and Chief Executive Officer

Signing on behalf of the Registrant as principal executive officer.

Dated:	January 12, 2004	By	/S/ ANDREW K. MOLLER

Andrew K. Moller
Senior Vice President and Chief Financial Officer

Signing on behalf of the Registrant as principal financial officer.