Form 10-K
period 2004-02-28
CHRISTOPHER & BANKS CORP
filed 2004-05-13
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2004

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

YES   ☒                NO   ☐

The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant as of August 30, 2003, was approximately $1,082,403,402 based on the closing price of such stock as quoted on the New York Stock Exchange ($29.70) on such date.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, was 37,570,965 as of April 30, 2004 (excluding treasury shares of 4,696,500).

DOCMUENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held July 28, 2004 (the “Proxy Statement”) are incorporated by reference into Part III.

CHRISTOPHER & BANKS CORPORATION

2004 FORM 10-K ANNUAL REPORT

PART I
ITEM 1.
BUSINESS

General

Christopher & Banks Corporation is a Minneapolis-based retailer of women’s specialty apparel, which operates retail stores through its wholly-owned subsidiaries, Christopher & Banks, Inc. and Christopher & Banks Company, collectively referred to as “Christopher & Banks” or the “Company”.  As of April 30, 2004, the Company operated 556 stores in 42 states including 426 Christopher & Banks stores and 130 C.J. Banks stores.  The Company’s Christopher & Banks stores offer distinctive fashions featuring exclusively designed, coordinated assortments of sportswear, sweaters and casual dresses in sizes four to 16. The Company’s C.J. Banks stores offer similar assortments of women’s specialty apparel in sizes 14W and up.

During the fiscal year ended February 28, 2004 (“fiscal 2004”), the Company opened 68 Christopher & Banks stores and 29 C.J. Banks stores.  The Company closed one store during fiscal 2004.  The Company intends to open approximately 100 new stores in fiscal 2005 and 115 to 120 new stores in fiscal 2006.

Fiscal 2004 Events

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

In September 2003, the Company’s Board of Directors declared the Company’s first cash dividend.  The declaration provides for an on-going cash dividend of $0.04 per share to be paid quarterly, subject to Board approval.  Quarterly dividends were paid on October 6, 2003, January 6, 2004 and April 6, 2004 to shareholders of record as of September 19, 2003, December 18, 2003 and March 19, 2004, respectively.

The Company’s Board of Directors authorized a stock repurchase program in February 2003, enabling the Company to purchase up to $20 million of its common stock, subject to market conditions.  During February and March 2003, the Company purchased a total of 1,608,000 shares of its common stock for a total cost, including commissions, of approximately $17.3 million.  This stock repurchase authorization expired in February 2004.

In February 2004, the Company’s Board of Directors authorized another stock repurchase program.  This program allows the Company to purchase up to $25 million of its common stock, subject to market conditions.  As of April 30, 2004, the Company purchased a total of 294,000 shares of its common stock for a total cost, including commissions, of approximately $4.9 million, leaving $20.1 million available under the current authorization.

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

•                  Deliver a well defined merchandise assortment

•                  Use information systems to drive decision making and maintain disciplined inventory management

•                  Expand store base in existing and new markets

•                  Grow through development of new concepts

Focus on a target customer and meet her needs.  Christopher & Banks’ target customer is a 40 to 60 year old working woman with an annual family income of $50,000 and above.  Management believes this target customer leads a busy life, shops in regional malls and purchases fashions which are suitable for both work and leisure activities.

The Company utilizes point-of-sale inventory tracking to analyze the buying patterns of its customers. Christopher & Banks also uses a product testing program to identify consumer demand for clothing styles, designs and colors. The Company’s objective is to be recognized by its target customer as offering quality fashions at moderate prices. Christopher & Banks differentiates itself from other women’s specialty apparel retailers through offering a merchandise assortment that is characterized by novelty designs, many featuring seasonal themes.

Deliver a well defined merchandising assortment. In fiscal 2004, the Company’s lines of merchandise included three principal categories: sportswear, sweaters and dresses.  The Company plans to reduce the amount of dresses sold in its stores in fiscal 2005.  Selling space previously allocated to dresses will be shifted to other merchandise categories.  The following table sets forth the approximate percentage of net sales attributable to each merchandise group for the past three fiscal years.

	Percentage of Net Sales
	2004	2003	2002
Merchandise Group
Sportswear	58.8%	54.5%	52.4%
Sweaters	36.4	39.6	41.2
Dresses	4.8	5.9	6.3
Accessories	—	—	0.1
Total	100.0%	100.0%	100.0%

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

Direct Import Program.  During fiscal 2004, the Company directly imported approximately 96% of its total merchandise purchases. The Company anticipates that direct imports, as a percent of total purchases, will be approximately the same in fiscal 2005. Management believes direct importing allows Christopher & Banks to obtain high quality merchandise at a lower cost.

Private Brand Clothing — Christopher & Banks, C.J. Banks.  The use of private brand clothing produced exclusively for the Company creates a unique store identity and establishes a competitive “point of difference.” The Company’s design staff, guided by its merchants, continually develops new designs for the Company’s private brand merchandise.  The Company uses its proprietary names, Christopher & Banks and C.J. Banks, for its private brand clothing.  Sales of private brand clothing comprised substantially all of the Company’s sales in fiscal 2004 and 2003.  The Company anticipates private brand clothing will account for substantially all of its sales again in fiscal 2005.

Key Vendor Relationships. The Company’s ongoing relationships with key vendors have enabled it to exclusively feature its private brand offerings in order to project a merchandising point of difference.  Key vendor relationships also allow the Company to execute a timely product testing and reorder program.

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

The Company also utilizes a cost-effective program to efficiently deliver merchandise on a daily basis from the Company’s distribution center to each of its stores.  Through effective use of its systems, inventories can be maintained at an efficient level throughout the year, which ensures a consistent flow of fresh merchandise to the stores and enables the Company to keep the aging of its inventory current.  The Company’s retail inventory turn-over was 4.3, 4.7 and 4.6 times in fiscal 2004, 2003 and 2002, respectively.

Expand store base in existing and new markets.   The Company plans to expand its store base by approximately 100 new stores in fiscal 2005.  Of these new stores, approximately 65 will be Christopher & Banks stores and approximately 35 will be C.J. Banks stores.  The majority of new stores will be located in states where the Company currently operates.  The Company intends to continue growing its store base with 115 to 120 new stores planned to open in fiscal 2006.

Expand through developing new concepts.  The Company intends to continue to evaluate different growth vehicles and new opportunities as it deems appropriate.  Accordingly, in fiscal 2001 the Company launched a new concept opening stores under the name C.J. Banks.  These stores serve the women’s large size market by offering coordinated assortments of exclusively designed sportswear, sweaters and dresses in sizes 14W and up.  In connection with this strategy, the Company developed a new C.J. Banks store prototype which is similar to, but slightly larger than, its Christopher & Banks store design.  The Company continued to grow the C.J. Banks concept by opening 36 stores in fiscal 2003 and 29 stores in fiscal 2004.  As of April 30, 2004, the Company operated 130 C.J. Banks stores.

Properties

The Company has developed an updated store design which has been used for new and remodeled stores since the beginning of fiscal 1998.  As of April 30, 2004, 524 of the Company’s 556 stores utilized this design.  The Company plans to continue to use this design for its new stores and remodeled stores.  This store design is open and inviting, which enables the Company to deliver a focused merchandise presentation to its customers.  With attractive decor and bright lighting, the Company’s customers enjoy a fun and exciting shopping atmosphere.  The Company typically affects a major or a minor remodeling of a store following renewal of the store’s lease.  However, during the interim, carpet replacement, painting and other minor improvements are made as needed.  The Company completed 18 store remodels in fiscal 2004 and plans to complete approximately 20 store remodels in fiscal 2005.

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

Purchasing/Sources of Supply

Direct imports accounted for approximately 96% of the Company’s total merchandise purchases in fiscal 2004.  During fiscal 2004, the Company purchased substantially all of its merchandise from 100 vendors and the Company’s ten largest vendors provided approximately 72% of the Company’s purchases.  In addition, purchases from the Company’s largest overseas supplier accounted for approximately 41% of total purchases, compared to 43% in fiscal 2003.  Although the Company believes that its relationship with its largest vendor is good, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it can shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, there is some potential that any such disruption in supply could have a material adverse impact on the Company’s financial position and results of operations.  The Company intends to directly import approximately 95% of its purchases in fiscal 2005.

Advertising and Promotion

Historically, the Company has not engaged in significant television, radio or print advertising.  Instead, the Company capitalizes on mall traffic at most of its locations.  To draw customers into its stores, the Company emphasizes attractive front-of-store displays and an open, clean, in-store visual presentation which focus attention on the Company’s merchandise.

The Company maintains websites at www.christopherandbanks.com and www.cjbanks.com.  The websites contain information about the Company’s business and history, investor relations, employment opportunities and store locations.  At this time, the Company does not offer on-line purchasing of merchandise or gift certificates through its websites.

The Company’s web site references above are for textual reference only and it is not intended to incorporate the Company’s web site into this Annual Report on Form 10-K.  The Company makes available free of charge, on or through its web site, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

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

Employees

As of April 30, 2004, the Company had approximately 1,700 full-time and 3,500 part-time employees. The number of part-time employees increases during peak selling periods. None of the Company’s employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and considers its relationship with its employees to be good.

Trademarks and Service Marks

The Company is the owner of the federally registered trademark and service mark “Christopher & Banks” which is its predominant private brand, “C.J. Banks,” its large size private brand, and “Braun’s” with respect to articles of apparel. Common law rights have been established by the Company in other trademarks and service marks which it considers to be of lesser importance. Christopher & Banks believes its primary marks are important to its business and are recognized in the women’s retail apparel industry. Accordingly, the Company intends to maintain its marks and the related registrations.  Management is not aware of any challenges to the Company’s right to use its marks in the United States.

ITEM 2.
PROPERTIES

Store Locations

The Company’s stores are located primarily in regional shopping malls in mid-sized cities and suburban areas, which offer high-traffic by potential walk-in customers.  Approximately 85% of the Company’s stores are located in enclosed regional malls that typically have numerous specialty stores and two or more general merchandise chains or department stores as anchor tenants.  The rest of the Company’s stores are located in lifestyle, community and strip shopping centers.  The Company attempts to locate its stores strategically within the mall or shopping center to attract walk-in customers through attractive visual displays. The average store size is approximately 3,425 square feet, of which the Company estimates approximately 85% is selling space.

At April 30, 2004, the Company operated 556 stores in 42 states as follows:

State	Number of Christopher & Banks Stores	Number of C.J. Banks Stores	Total Stores
Alabama	1	—	1
Arizona	5	—	5
Arkansas	4	—	4
California	2	—	2
Colorado	17	4	21
Connecticut	2	—	2
Florida	4	—	4
Georgia	4	—	4
Idaho	7	1	8
Illinois	24	8	32
Indiana	15	6	21
Iowa	24	7	31
Kansas	11	2	13
Kentucky	6	2	8
Maine	1	—	1
Maryland	5	1	6
Massachusetts	7	1	8
Michigan	26	11	37
Minnesota	38	10	48
Missouri	13	10	23
Montana	6	2	8
Nebraska	11	5	16
New Hampshire	1	—	1
New Jersey	1	—	1
New Mexico	1	—	1
New York	21	10	31
North Carolina	5	—	5
North Dakota	7	3	10
Ohio	30	14	44
Oklahoma	5	—	5
Oregon	6	2	8
Pennsylvania	31	8	39
South Carolina	1	—	1
South Dakota	7	3	10
Tennessee	9	1	10
Texas	4	—	4
Utah	9	—	9
Virginia	8	1	9
Washington	12	3	15
West Virginia	7	4	11
Wisconsin	25	9	34
Wyoming	3	2	5
Total	426	130	556

Store Leases

All of the Company’s store locations are leased. Management believes that the current commercial real estate market, combined with the Company’s relationship with nationally-recognized developers and established operating history, makes the Company an attractive tenant when negotiating terms with shopping center developers, owners or management companies.

Lease terms typically include a rental period of ten years and may contain a renewal option.  Leases generally require payments of fixed minimum rent and contingent percentage rent, typically calculated at five percent of sales in excess of a specified level.  The following table, which covers all of the stores operated by the Company at April 30, 2004, indicates the number of leases expiring during the fiscal year indicated and the number of such leases with renewal options.  The number of stores with leases expiring in fiscal 2005 includes those stores which currently have leases on month-to-month terms.

Fiscal Year	Number of Leases Expiring	Number with Renewal Options
2005	50	9
2006	21	6
2007	10	3
2008	17	2
2009	30	3
2010-2014	404	9
2015-2019	24	0
Total	556	32

The Company currently plans to negotiate new leases in most of the locations which do not have renewal options.

Corporate Office and Distribution Center Facility

In fiscal 2002, the Company purchased its 210,000 square foot corporate office and distribution center facility, located in Plymouth, Minnesota.  Prior to fiscal 2002, the Company leased this facility.  The Company utilizes approximately 130,000 square feet of the building for its own corporate offices and distribution center facility.  The remaining 80,000 square feet of the building are subleased to a third party.  Under the sublease, the Company received $26,667 per month through August 31, 2003 and will receive $30,000 per month from September 1, 2003 through May 31, 2005.  The subtenant is also required to reimburse the Company for property taxes, utilities and other operating costs of the subleased portion of the facility.  Upon expiration of the sublease, the Company plans to utilize the 80,000 square feet for its own distribution center requirements.

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

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2004.

ITEM 4A.
EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers of the Company as of April 30, 2004.

Name	Age	Positions and Offices
William J. Prange	50	Chairman and Chief Executive Officer
Joseph E. Pennington	58	President and Chief Operating Officer
Ralph C. Neal	57	Executive Vice President of Store Operations
Andrew K. Moller	45	Senior Vice President and Chief Financial Officer
Kathryn R. Gangstee	54	Senior Vice President and Division President — Christopher & Banks
Kim M. Westerham	46	Vice President of Merchandise Planning and Distribution
Nancy C. Scott	55	Vice President of Real Estate and Construction
John F. Prange	47	Vice President of Human Resources
Karen Kinney-McMullan	44	Vice President of Design
Thomas A. Guetter	58	Vice President of Information Technology
Julie M. Rouse	41	Vice President and General Merchandise Manager - C.J. Banks
Kim A. Decker	43	Vice President and Director of Stores - C.J. Banks

William J. Prange has served as Chairman and Chief Executive Officer since September 1999.  From March 1998 through August 1999, Mr. Prange was President and Chief Executive Officer.  Mr. Prange was President and Chief Merchandising Officer from July 1997 through February 1998.  From April 1995 through June 1997, Mr. Prange was Senior Vice President and General Merchandising Manager.  From April 1994 through March 1995, Mr. Prange was Vice President and General Merchandising Manager.  From 1989 to 1994, Mr. Prange was President and General Merchandise Manager of the id, a division of H. G. Prange Co.  From 1987 to 1989, Mr. Prange was Vice President and General Merchandise Manager of the id.  From 1985 to 1987, Mr. Prange was Vice President and General Merchandise Manager of Prange Department Stores.  Mr. Prange is the brother of John F. Prange.

Joseph E. Pennington has served as President and Chief Operating Officer since September 1999.  From March 1998 through August 1999, Mr. Pennington was Executive Vice President and Chief Operating Officer.  Mr. Pennington was a Senior Vice President of the Company from July 1997 through February 1998.  From February 1997 through June 1997, Mr. Pennington was Vice President of Merchandise Planning.  From April 1996 through January 1997, Mr. Pennington was self-employed, providing consulting services to retail companies including Christopher & Banks.  Mr. Pennington was President and Chief Executive Officer of American Specialty Stores, dba the id, from June 1994 through March 1996.  From October 1993 through May 1994, Mr. Pennington was Senior Vice President of Merchandise and Operations for the id, and from January 1990 through October 1993, Mr. Pennington was Vice President of Operations.  From 1976 through 1989, Mr. Pennington held various positions with Foxmoor Stores, including Executive Vice President.

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

Karen Kinney-McMullan has served as Vice President of Design since March 2001.  Ms. Kinney-McMullan was Director of Design for the Company from December 1997 through February 2001.  From August 1995 through November 1997, Ms. Kinney-McMullan held a design position with Right Value, a private label design company, working primarily with Christopher & Banks.  Prior to 1995, Ms. Kinney-McMullan held various design positions with other private label companies.

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

PART II
ITEM 5.

MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On July 17, 2002, the Company listed its common stock on the New York Stock Exchange and began trading under the symbol “CBK”.  From July 27, 2000 to July 16, 2002, the Company’s common stock was traded on the Nasdaq Stock Market under the symbol “CHBS”.  The Company’s common stock traded on The Nasdaq Stock Market under the symbol “BFCI” from March 31, 1992 to July 26, 2000.  The quarterly high and low stock sales price information for the Company’s common stock for fiscal 2004 and fiscal 2003 are presented in Note 14 of the Consolidated Financial Statements and are included herein.

The number of holders of record of the Company’s common stock as of April 30, 2004 was 98.  Based upon information received from the record holders, the Company believes there are more than 8,500 beneficial owners.  The last reported sales price of the Company’s common stock on April 30, 2004 was $17.89.

In September 2003, the Company’s Board of Directors declared the Company’s first cash dividend.  The declaration provides for an on-going cash dividend of $0.04 per share to be paid quarterly, subject to Board approval.  The Company’s first quarterly dividend was paid on October 6, 2003 to shareholders of record as of September 19, 2003.  Additional quarterly dividends were paid on January 6, 2004 to shareholders of record as of December 18, 2003 and on April 6, 2004 to shareholders of record as of March 19, 2004.

The Company’s Board of Directors authorized a stock repurchase program in February 2003 enabling the Company to purchase up to $20 million of its common stock, subject to market conditions.  During February and March 2003, the Company purchased a total of 1,608,000 shares of its common stock for a total cost, including commissions, of approximately $17.3 million.  This stock repurchase authorization expired in February 2004.

In February 2004, the Company’s Board of Directors authorized another stock repurchase program.  This program allows the Company to purchase up to $25 million of its common stock, subject to market conditions.  As of April 30, 2004, the Company purchased a total of 294,000 shares of its common stock for a total cost, including commissions, of approximately $4.9 million, leaving $20.1 million available under the current authorization.

.

In July 2003, the Company’s Board of Directors approved a 3-for-2 stock split payable in the form of a stock dividend on the Company’s outstanding common stock.  The record date was August 13, 2003 and the stock dividend was distributed on August 27, 2003.  Share and per-share data for all periods presented have been restated to reflect the stock split.  The Company’s Board of Directors previously approved 3-for-2 stock splits in the form of stock dividends on the Company’s outstanding common stock in November 1999, May 2000, January 2001 and November 2001.  The stock dividends were distributed on December 14, 1999, July 11, 2000, February 12, 2001 and December 12, 2001.

During the last three fiscal years, the Company did not sell any equity securities in a transaction that was exempt from the registration provisions of the Securities Act of 1933, as amended.

The SEC recently amended Item 5 of Form 10-K to add the requirement that a registrant furnish information required by Item 703 of SEC Regulation S-K for any repurchase of shares made in a month within the fourth quarter covered by the Form 10-K.  Although compliance with this new disclosure requirement is not required in a Form 10-K for a fiscal year ending prior to March 15, 2004, the Company has voluntarily included the following table in order to provide information regarding the Company’s purchases of its common stock during the three fiscal months ended February 28, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

February 2004	294,000	$16.73	294,000	$20.1 million worth

ITEM 6.
SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data has been derived from the audited consolidated financial statements of the Company and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes appearing in Item 8 of this Form 10-K.

	Fiscal Year Ended
	(In thousands, except per share amounts and selected operating data)
	Feb. 28, 2004	Mar. 1, 2003	Mar. 2, 2002	Mar. 3, 2001(1)	Feb. 26, 2000
Income Statement Data:
Net sales	$390,723	$338,756	$275,853	$209,156	$143,402
Cost of sales(2)	226,620	191,129	153,661	116,466	87,865
Gross profit, exclusive of depreciation and amortization	164,103	147,627	122,192	92,690	55,537
Selling, general and administrative expenses	89,316	76,672	61,330	46,776	33,306
Depreciation and amortization	11,629	9,387	7,092	4,675	3,387

Operating income	63,158	61,568	53,770	41,239	18,844
Interest expense	2	8	491	624	632
Interest income	(875)	(903)	(828)	(1,476)	(585)

Income before income taxes	64,031	62,463	54,107	42,091	18,797
Income tax provision	24,691	23,988	21,251	16,565	7,262

Net income	$39,340	$38,475	$32,856	$25,526	$11,535

Basic earnings per common share: (3)

Net income	$1.05	$1.00	$0.89	$0.73	$0.35

Basic shares outstanding	37,549	38,396	37,038	35,054	33,453

Diluted earnings per common share: (3)

Net income	$1.02	$0.97	$0.84	$0.67	$0.33

Diluted shares outstanding	38,403	39,737	39,221	38,255	35,601

Dividends per share	$0.08	$—	$—	$—	$—

(1)     Fiscal 2001 contains 53 weeks.  All other fiscal years presented contain 52 weeks.

(2)     Cost of sales includes cost of merchandise, buying expenses and occupancy costs, but excludes depreciation and amortization.

(3)     All earnings per share amounts reported above reflect the effect of five 3-for-2 stocks splits effective December 14, 1999, July 11, 2000, February 12, 2001, December 12, 2001 and August 27, 2003.

	Feb. 28, 2004	Mar. 1, 2003	Mar. 2, 2002	Mar. 3, 2001(1)	Feb. 26, 2000
Selected Operating Data:
Same-store sales increase (decrease) (2)	(2)%	1%	6%	18%	17%
Stores at end of period	534	438	351	273	223
Net sales per gross square foot(3)	$238	$253	$256	$247	$201

Balance Sheet Data (at end of each period in thousands):
Cash and short-term investments	$88,799	$64,092	$40,875	$34,798	$22,686
Merchandise inventory	$31,300	$24,134	$18,999	$15,831	$11,421
Total assets	$206,547	$166,357	$128,618	$93,695	$58,719
Long-term debt	$—	$—	$—	$5,207	$5,053
Stockholders’ equity	$177,802	$143,300	$111,976	$68,827	$37,385
Working capital	$106,040	$78,641	$54,839	$39,616	$22,100

(1)     Fiscal 2001 contains 53 weeks.  All other fiscal years presented contain 52 weeks.

(2)     Same-store sales data is calculated based on the change in net sales for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall.  The Company typically does not expand or relocate stores within a mall.  Stores where square footage has been changed by more than 25 percent are excluded from the same-store sales calculation.  Stores closed during the year are included in the same-store sales calculation only for the full months of the year during which the stores were open.

(3)     The computation of net sales per gross square foot includes stores which were open for all 12 months of the fiscal year.  Relocated and expanded stores, if any, are included in the calculation.

ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes of the Company included in Item 8 of this Form 10-K.  Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain “forward-looking statements” that involve risks and uncertainties.  The Company’s actual results could materially differ from those anticipated in these forward-looking statements as a result of certain factors, including those set forth later in Item 7 under the heading “Forward Looking Information and Risk”.

Overview

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

The Company’s fiscal year ends on the Saturday nearest February 28.  The fiscal years ended February 28, 2004, March 1, 2003, March 2, 2002 and February 26, 2000 each consisted of 52 weeks.  The fiscal year ended March 3, 2001 consisted of 53 weeks.

As of April 30, 2004, the Company operated 556 stores in 42 states including 426 Christopher & Banks stores and 130 C.J. Banks stores.  The Company’s Christopher & Banks stores offer distinctive fashions featuring exclusively designed, coordinated assortments of sportswear, sweaters and casual dresses in sizes four to 16. The Company’s C.J. Banks stores offer similar assortments of women’s specialty apparel in sizes 14W and up.

During the fiscal year ended February 28, 2004 (“fiscal 2004”), the Company opened 68 Christopher & Banks stores and 29 C.J. Banks stores.  The Company closed one store during fiscal 2004.  The Company intends to open approximately 100 new stores in fiscal 2005 and 115 to 120 new stores in fiscal 2006.

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

In September 2003, the Company’s Board of Directors declared the Company’s first cash dividend.  The declaration provides for an on-going cash dividend of $0.04 per share to be paid quarterly, subject to Board approval.  Quarterly dividends were paid on October 6, 2003, January 6, 2004 and April 6, 2004 to shareholders of record as of September 19, 2003, December 18, 2003 and March 19, 2004, respectively.

The Company’s Board of Directors authorized a stock repurchase program in February 2003, enabling the Company to purchase up to $20 million of its common stock, subject to market conditions.  During February and March 2003, the Company purchased a total of 1,608,000 shares of its common stock for a total cost, including commissions, of approximately $17.3 million.  This stock repurchase authorization expired in February 2004.

In February 2004, the Company’s Board of Directors authorized another stock repurchase program.  This program allows the Company to purchase up to $25 million of its common stock, subject to market conditions.  As of April 30, 2004, the Company purchased a total of 294,000 shares of its common stock for a total cost, including commissions, of approximately $4.9 million, leaving $20.1 million available under the current authorization.

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

Revenue recognition

Sales are recognized by the Company at the point of purchase when the customer takes possession of the merchandise and pays for the purchase, generally with cash or credit card.  Sales from purchases made with gift certificates or gift cards are also recorded when the customer takes possession of the merchandise.  Gift certificates and gift cards issued by the Company are recorded as a liability until they are redeemed.  The Company has established an allowance for sales returns by customers.  This allowance has been calculated using estimates based on historical experience that management believes to be reasonable.

Inventory valuation

Merchandise inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out retail inventory method.  Permanent markdowns of inventory are recorded monthly based on an evaluation by merchandising management, which includes analyzing inventory levels and aging, as well as rate of sale.  The Company further reduces the value of inventory by recording an allowance for permanent markdowns based on inventory levels from the season which immediately precedes the current season as of the reporting date.  Permanent markdowns on this merchandise take into account the future anticipated selling price of the inventory.  To the extent that management’s estimates differ from actual results, additional markdowns may have to be recorded, which could reduce the Company’s gross margins and adversely affect its financial position and results of operations.  For the fiscal years ended February 28, 2004, March 1, 2003 and March 2, 2002, permanent inventory markdowns totaled $1,555,865, $689,779 and $851,219, respectively.

Property, equipment and improvements

Property, equipment and improvements are stated at cost. Property and equipment is depreciated over its estimated useful life; three to five years for computer hardware and software, seven years for furniture, fixtures and other equipment, and 25 years for the Company’s corporate office and distribution center and related building improvements.  Store leasehold improvements are amortized over the term of the related leases, which is typically ten years.  Repairs and maintenance which do not extend an asset’s useful life are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income or expense for that period.

The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate the net book value of an asset may not be recoverable.  An impairment loss would be recognized when the net book value of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.  The impairment loss to be recorded would be the excess of the asset’s net book value over its fair value.  Fair value would be determined based upon the best information available under the circumstances including quoted prices or other valuation techniques.

Cost of sales

Cost of sales include the cost of merchandise, markdowns, shrink, freight in to and out from the Company’s distribution center, buyer and distribution center salaries, buyer travel, rent and other occupancy related costs, miscellaneous merchandise expenses and other costs related to the Company’s distribution network.  Cost of sales excludes all depreciation and amortization expense.  The Company’s gross profit may not be comparable to that of other entities as some entities, such as the Company, include all costs related to their distribution network in cost of sales, while other entities exclude a portion of these expenses from cost of sales and include them in selling, general and administrative expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses include all salaries with the exception of buyer and distribution center salaries, other employee benefits, advertising, store supplies, credit card processing fees, information technology related costs, insurance, professional services, non-buyer travel and miscellaneous other selling and administrative related expenses.  Selling, general and administrative expenses exclude all depreciation and amortization expense.

Rent expense

Most of the Company’s lease agreements for retail space include escalation clauses in minimum base rent.  For leases that contain predetermined fixed escalations of minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rent expense and amounts payable under the lease as deferred rent obligations.

In addition, the Company has a limited number of other lease agreements for retail space which include escalation clauses in minimum rent based on increases in the Consumer Price Index, not to exceed 2.0%.  For purposes of calculating rent expense and future minimum lease payments, the Company utilizes the maximum annual increase of 2.0%.  The Company also recognizes the related rent expense for these leases on a straight-line basis and records the difference between the recognized rent expense and amounts payable under the lease as deferred rent obligations.

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

	Fiscal Year Ended
	Feb. 28, 2004	March 1, 2003	March 2, 2002

Net sales	100.0%	100.0%	100.0%
Cost of sales, exclusive of depreciation and amortization	58.0	56.4	55.7
Gross profit, exclusive of depreciation and amortization	42.0	43.6	44.3
Selling, general and administrative expenses	22.8	22.6	22.2
Depreciation and amortization	3.0	2.8	2.6
Operating income	16.2	18.2	19.5
Interest expense	0.0	0.0	0.2
Interest income	(0.2)	(0.3)	(0.3)
Income before income taxes	16.4	18.5	19.6
Income tax provision	6.3	7.1	7.7
Net income	10.1%	11.4%	11.9%

Fiscal 2004 Compared to Fiscal 2003

Net Sales. Net sales for the year ended February 28, 2004 were $390.7 million, an increase of $51.9 million or 15.3%, from net sales of $338.8 million for the year ended March 1, 2003.  The increase in net sales was attributable to an increase in the number of stores operated by the Company during the year, partially offset by a 2% decline in same-store sales.  The Company operated 534 stores at February 28, 2004 compared to 438 stores at March 1, 2003.  The 2% decline in same-store sales was primarily due to a challenging retail environment, as well as weakness in the Company’s sweater business, particularly in the fourth quarter.  For the year, the Company’s stores opened in fiscal 2001, 2002 and 2003 generated flat same-store sales, while the Company’s mature base of stores, opened in fiscal 2000 and earlier, recorded a 4% decline in same-store sales.

The Company’s same-store sales data is calculated based on the change in net sales for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall.  The Company typically does not expand or relocate stores within a mall.  Stores where square footage has been changed by more than 25 percent are excluded from the same-store sales calculation.  Stores closed during the year are included in the same-store sales calculation only for the full months of the year the stores were open.

Gross Profit, exclusive of depreciation and amortization.  Gross profit, which is net sales less the cost of merchandise, buying expenses and occupancy costs, exclusive of depreciation and amortization, was $164.1 million, or 42.0% of net sales, in fiscal 2004, compared to $147.6 million, or 43.6% of net sales, in fiscal 2003.  The decline in gross profit as a percent of net sales was mainly the result of approximately 170 basis points of negative leveraging of store rent expense.  The negative leveraging of store rent expense resulted from a 2% decline in same-store sales combined with operating more stores in fiscal 2004 which were still in the buildup phase of their sales curve.  In addition, improved pricing obtained from suppliers was substantially offset by increased markdowns expense resulting from the heavily promotional retail environment.

The Company’s gross profit may not be comparable to that of other entities as some entities, such as the Company, include all costs related to their distribution network in cost of sales, while other entities exclude a portion of these expenses from cost of sales and include them in selling, general and administrative expenses.  Please see Note 1 to the Consolidated Financial Statements contained in this Form 10-K for further detail regarding which expenses the Company includes in cost of sales and selling, general and administrative expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $89.3 million, or 22.8% of net sales, in fiscal 2004 compared to $76.7 million, or 22.6% of net sales, in fiscal 2003.  The approximate 20 basis point increase in selling, general and administrative expenses as a percent of net sales was primarily the result of increased store salaries expense that could not be leveraged with a 2% decline in same-store sales, partially offset by a decrease in bonus expense and store supplies expense.

Depreciation and Amortization.  Depreciation and amortization was $11.6 million, or 3.0% of net sales, in fiscal 2004 compared to $9.4 million, or 2.8% of net sales, in fiscal 2003.  The increase in the amount of depreciation and amortization expense was a result of capital expenditures made during the past year.  The Company opened 97 new stores and remodeled 18 stores during the year ended February 28, 2004.

Operating Income.  As a result of the foregoing factors, operating income for the year ended February 28, 2004 was $63.2 million, or 16.2% of net sales, compared to operating income of $61.6 million, or 18.2% of net sales, for the year ended March 1, 2003.

Interest Expense.  Interest expense decreased to $1,583 in fiscal 2004 from $7,980 in fiscal 2003.

Interest Income.  For the year ended February 28, 2004, interest income decreased to $875,157 from $902,935 for the year ended March 1, 2003.  The decrease was a result of lower interest rates on short-term investments in fiscal 2004 compared to fiscal 2003, partially offset by a higher average cash and short-term investment balance in fiscal 2004 than in fiscal 2003.

Income Taxes.  The provision for income taxes was $24.7 million in fiscal 2004, with an effective tax rate of 38.6%, compared to $24.0 million, with an effective tax rate of 38.4%, in fiscal 2003.  The slight increase in the effective tax rate was due to increased state income taxes.

Net Income.  As a result of the foregoing factors, net income for the year ended February 28, 2004 was $39.3 million, or 10.1% of net sales and $1.02 per diluted share, compared to net income of $38.5 million, or 11.4% of net sales and $0.97 per diluted share for the year ended March 1, 2003.  In fiscal 2004, earnings of approximately $0.04 per share can be attributed to the Company’s repurchase of 1,608,000 shares of its common stock in February and March 2003 and 294,000 shares of its common stock in February 2004.

Fiscal 2003 Compared to Fiscal 2002

Net Sales. Net sales for the year ended March 1, 2003 were $338.8 million, an increase of $62.9 million or 22.8%, from net sales of $275.9 million for the year ended March 2, 2002.  The increase in net sales was a result of an increase in same-store sales of 1% combined with an increase in the number of stores operated by the Company during the year.  The 1% increase in same-store sales, which follows a 6% increase in same-stores sales in fiscal 2002, was achieved despite the difficult economic conditions and heavily promotional retail environment prevalent during fiscal 2003.  The Company’s stores opened in fiscal 2000, 2001 and 2002 posted a low single-digit increase in same-store sales, while the Company’s mature base of stores, opened in fiscal 1999 and earlier, recorded a low single-digit decline in same-store sales.  The Company operated 438 stores at March 1, 2003 compared to 351 stores at March 2, 2002.

The Company’s same-store sales data is calculated based on the change in net sales for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall.  The Company typically does not expand or relocate stores within a mall.  Stores where square footage has been changed by more than 25 percent are excluded from the same-store sales calculation.  Stores closed during the year are included in the same-store sales calculation only for the full months of the year the stores were open.

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

The Company’s gross profit may not be comparable to that of other entities as some entities, such as the Company, include all costs related to their distribution network in cost of sales, while other entities exclude a portion of these expenses from cost of sales and include them in selling, general and administrative expenses.  Please see Note 1 to the Consolidated Financial Statements contained in this Form 10-K for further detail regarding which expenses the Company includes in cost of sales and selling, general and administrative expenses.

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

Interest Expense.  The Company’s interest expense decreased from $491,100 in fiscal 2002 to $7,980 in fiscal 2003.  Interest expense decreased as the Company retired all of its remaining long-term debt in fiscal 2002 and incurred no long-term debt related interest expense in fiscal 2003.

Interest Income.  For the year ended March 1, 2003, interest income increased to $902,935 from $828,455 for the year ended March 2, 2002.  The increase was due to a higher average cash and short-term investment balance in fiscal 2003 than compared to fiscal 2002.

Income Taxes.  The provision for income taxes was $24.0 million in fiscal 2003, with an effective tax rate of 38.4%, compared to $21.3 million, with an effective tax rate of 39.3%, in fiscal 2002.  The decrease in effective tax rate was due to lower state income taxes.

Net Income.  As a result of the foregoing factors, net income for the year ended March 1, 2003 was $38.5 million, or 11.4% of net sales and $0.97 per diluted share, compared to net income of $32.9 million, or 11.9% of net sales and $0.84 per diluted share for the year ended March 2, 2002.

The Company imports substantially all of its merchandise through ports on the West Coast of the United States.  Company management estimates that missed sales, increased markdown pressure from late deliveries of merchandise and increased freight costs, due to the port closure from September 28, 2002 through October 8, 2002, negatively impacted the results of operations for the year ended March 1, 2003 by approximately $0.02 per share in the third quarter and $0.01 per share in the fourth quarter.

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

Net cash provided by operating activities totaled $55.2 million in fiscal 2004.  Net cash used in investing activities included $22.3 million of capital expenditures, partially offset by approximately $2.0 million of net redemptions of short-term investments.  The Company opened 97 new stores and completed 18 store remodels during fiscal 2004.

Net cash of $8.2 million was used by the Company for financing activities in fiscal 2004.  In March 2003, the Company repurchased 408,000 shares of the Company’s common stock at a total cost, including commissions, of approximately $4.0 million.  In February 2004, the Company repurchased an additional 294,000 shares of the Company’s common stock at a total cost, including commissions, of approximately $4.9 million.  The common stock purchased is being held in treasury.  The Company received $3.8 million of cash in fiscal 2004 when the Company’s officers, directors and key employees exercised stock options.  The Company began paying a quarterly cash dividend in October 2003.  Dividends payments made during fiscal 2004 totaled approximately $3.0 million.

The Company plans to spend approximately $25 to $27 million on capital expenditures in fiscal 2005 to open approximately 65 new Christopher & Banks stores and 35 new C.J. Banks stores, to complete approximately 20 store remodels and to make various capital improvements at its headquarters and distribution center facility.  The Company expects its cash and short-term investments, combined with cash flows from operations, to be sufficient to meet its capital expenditure, working capital and other requirements for liquidity during fiscal 2005.

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

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s base rate, 4.0% as of April 30, 2004, plus 0.25%.  Interest is payable monthly in arrears. The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement.  Facility fees totaled $2,555 in fiscal 2004.  The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during fiscal 2004 or fiscal 2003.  Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at April 30, 2004 was $28.0 million.  As of April 30, 2004, the Company had outstanding letters of credit in the amount of $19.5 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $8.5 million at that date.

The Wells Fargo Revolver contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial ratios.  As of February 28, 2004, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at February 28, 2004:

	Contractual obligations due in
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years

Long-term debt	$—	$—	$—	$—	$—

Capital lease obligations	—	—	—	—	—

Operating leases	256,905,693	31,492,978	62,733,974	61,992,494	100,686,247

Purchase obligations	19,630,866	19,630,866	—	—	—

Other liabilities	—	—	—	—	—

Total	$276,536,559	$51,123,844	$62,733,974	$61,992,494	$100,686,247

The Company’s contractual obligations include operating leases for each of its retail store locations and vehicles and purchase obligations consisting of $19.6 million of open purchase orders for goods currently in production with foreign suppliers.  These open purchase orders are secured by letters of credit for which the Company is contingently liable.  As of February 28, 2004, the Company had no other contractual obligations relating to short or long-term debt, capital leases or non-cancelable purchase obligations.  In addition, the Company had no contractual obligations relating to the other liabilities recorded in the Company’s balance sheet under accounting principles generally accepted in the United States of America.  As of February 28, 2004, the Company’s other liabilities consisted of deferred rent, deferred revenue and deferred income taxes.

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

Merchandise Sourcing

The Company directly imported approximately 96% of its total merchandise purchases in fiscal 2004.  This reliance on sourcing from foreign countries may cause the Company to be exposed to certain risks.  Import restrictions, including tariffs and quotas, and changes in such restrictions, could affect the import of apparel and might result in increased costs, delays in merchandise receipts or reduced supplies of apparel available to the Company and could possibly have an adverse effect on the Company’s business, financial condition and/or results of operations.

The Company’s merchandise flow could also be adversely affected by political instability in any of the countries where its merchandise is manufactured or changes in the United States’ governmental policies toward such foreign countries.  In addition, merchandise receipts could be delayed due to interruptions in air, ocean and ground shipments.  A reappearance of Severe Acute Respiratory Syndrome (“SARS”) could also negatively impact the Company and its suppliers, possibly causing a material disruption in supply of merchandise to the Company which would have an adverse impact on the Company’s financial position and results of operations.

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

The Company imports substantially all of its merchandise through the West Coast ports.  Company management estimates that missed sales, increased markdown pressure from late deliveries of merchandise and increased freight costs due to the port closure negatively impacted the results of operations for the year ended March 1, 2003 by approximately $0.02 per share in the third quarter and $0.01 per share in the fourth quarter.

Substantially all of the Company’s directly imported merchandise is manufactured in Southeast Asia.  The majority of these goods are produced in China, Hong Kong, Indonesia and Singapore.  The Company is not currently importing merchandise produced in the Middle East.

During fiscal 2004, the Company purchased substantially all of its merchandise from approximately 100 vendors and the Company’s ten largest vendors represented approximately 72% of the Company’s purchases.  Further, purchases from the Company’s largest overseas supplier accounted for 41% of total purchases in fiscal 2004, compared to 43% in fiscal 2003.  Although the Company believes that its relationship with this particular vendor is good, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it can shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, there is some potential that any such disruption in supply could have a material adverse impact on the Company’s financial position and results of operations.  The Company intends to directly import approximately 95% of its purchases in fiscal 2005.

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

The Company’s unaudited quarterly operating results for each quarter of fiscal 2004 and 2003 are presented in Note 14 to the Consolidated Financial Statements.

Inflation

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during fiscal 2004, 2003 and 2002.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 46, “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”).  FIN No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved.  Management has evaluated its organizational structure and commercial interests and has determined that it does not have any interests in variable interest entities.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities as previously set forth under SFAS No. 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 had no impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  The Statement requires that an issuer classify certain financial instruments that are within its scope as a liability.  The adoption of SFAS No. 150 had no impact on the Company’s financial position or results of operations.

In December 2003, the FASB issued SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  This Statement requires additional disclosures to be made by employers regarding pensions and other postretirement benefit plans, but does not change the measurement or recognition of those plans. The adoption of SFAS No. 132R had no impact on the Company’s financial position or results of operations.

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

There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements.  Investors are cautioned that all forward-looking statements involve risks and uncertainty.  The factors, among others, that could cause actual results to differ materially include:  changes in general economic conditions, including recessionary effects which may affect consumers’ spending and debt levels; the Company’s ability to execute its business plan including the successful expansion of its Christopher & Banks and C.J. Banks concepts; the Company’s ability to open new stores on favorable terms and the timing of such store openings; the acceptance of the Company’s merchandising strategies by its target customers; the ability of the Company to anticipate fashion trends and consumer preferences; the loss of one or more of the Company’s key executives; continuity of a relationship with or purchases from major vendors, particularly those from whom the Company imports merchandise; timeliness of vendor production and deliveries; competitive  pressures on sales and pricing; increases in other costs which cannot be recovered through improved pricing of merchandise; and the adverse effect of weather conditions from time to time on consumers’ ability or desire to purchase new clothing.  Since the Company relies heavily on sourcing from foreign vendors, there are risks and uncertainties including transportation delays related to ocean, air and ground shipments, political instability, work stoppages, changes in import and export controls and SARS related concerns or implications if the disease reappears.  The Company assumes no obligation to publicly update or revise its forward looking statements to reflect events or circumstances that may arise after the date of this Form 10-K.

Certain Additional Business Risk Factors:

Investors in the Company should consider the following risk factors as well as the other information contained herein.

Need for Optimal Retail Store Locations

The success of individual retail stores will depend to a great extent on locating them in desirable shopping venues in markets where the Company’s target customers shop. The success of individual stores may depend on the success of the shopping malls or lifestyle centers in which they are located. In addition, the demographic and other marketing data the Company relies on in determining the location of its stores cannot predict future consumer preferences and buying trends with complete accuracy. As a result, retail stores the Company opens may not be profitable or may be less successful than anticipated.

Effective Management of Growth Strategy

The Company’s continued growth depends on its ability to open and operate stores successfully and to manage the Company’s planned expansion. During fiscal 2005, the Company plans to open approximately 100 new stores, of which approximately 65 are expected to be Christopher & Banks stores and approximately 35 are expected to be C.J. Banks stores. The Company’s planned expansion is dependent upon a number of factors, including locating suitable store sites, negotiating favorable lease terms, sourcing sufficient levels of inventory, hiring and training qualified management level and other employees and integrating new stores into its existing operations. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable or that the Company will be able to manage its growth effectively.

Changing Customer Preferences

The Company’s future success will depend on its ability to continually select the right merchandise assortment, maintain appropriate inventory levels and creatively present merchandise in a way that is appealing to its customers. Consumer preferences cannot be predicted with certainty, as they continually change and vary from region to region. On average, the Company begins the design process for its apparel six to seven months before merchandise is available to its customers and the Company typically begins to make purchase commitments four to five months in advance.  These lead times make it difficult for the Company to respond quickly to changing consumer preferences and amplify the consequences of any misjudgments it might make in anticipating customer preferences.  Consequently, if the Company misjudges its customers’ merchandise preferences or purchasing habits, its sales may decline significantly, and the Company may be required to mark down certain products to significantly lower prices to sell excess inventory, which would result in lower margins.

Fluctuations in Comparable Store Sales Results

The Company’s comparable store sales results have fluctuated in the past on a monthly, quarterly and annual basis, and are expected to continue to fluctuate in the future. A variety of factors affect comparable store sales results, including changes in fashion trends, changes in the Company’s merchandise mix, calendar shifts of holiday periods, actions by competitors, weather conditions and general economic conditions. Past comparable store sales results are not an indicator of future results, and there can be no assurance that the Company’s comparable store sales results will not decrease in the future. The Company’s comparable store sales results are likely to have a significant effect on the market price of the Company’s common stock.

Competition

The retail apparel industry is highly competitive. The Company competes with national and local department stores, specialty and discount store chains and independent retail stores that market similar lines of merchandise. Many competitors are significantly larger and have substantially greater financial, marketing and other resources and enjoy greater national, regional and local name recognition than does the Company. Depth of selection in sizes, colors and styles of merchandise, merchandise procurement and pricing, ability to anticipate fashion trends and consumer preferences, inventory control, reputation, quality of merchandise, store design and location, brand recognition and customer service are all important factors in competing successfully in the retail industry.  The Company’s successful performance in recent years has increased the amount of imitation by other retailers. Such imitation has made and will continue to make the retail environment in which the Company operates more competitive.

General Economic Conditions

The Company’s business fluctuates according to changes in consumer preferences, which are dictated in part by fashion and season. In addition, certain economic conditions affect the level of consumer spending on merchandise offered by the Company, including, among others, unemployment levels, business conditions, interest rates and consumer confidence in future economic conditions. Consumer preference and economic conditions may differ or change from time to time in each market in which the Company operates and negatively affect the Company’s net sales and profitability.

Reliance on Key Personnel

The Company’s success and ability to properly manage its growth depends to a significant extent both upon the performance of its current executive and senior management team and its ability to attract, hire, motivate and retain additional qualified management personnel in the future. The Company’s inability to recruit and retain such additional personnel, or the loss of the services of any of its executive officers, could have a material adverse impact on the Company’s business, financial condition and results of operations.

Volatility of Stock Price

The market price of the Company’s common stock has fluctuated substantially in the past and there can be no assurance that the market price of the common stock will not continue to fluctuate significantly. Future announcements or management discussions concerning the Company or its competitors, sales and profitability results, quarterly variations in operating results or monthly comparable store net sales, changes in earnings estimates by analysts or changes in accounting policies, among other factors, could cause the market price of the common stock to fluctuate substantially. In addition, stock markets, in general, have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies.

ITEM 7A.
QUANTITATIVE AND QUALITATIVE
DISCLOSURE ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates.  The Company’s results of operations could be negatively impacted by decreases in interest rates on its short-term investments.

The Company is potentially exposed to market risk from changes in interest rates relating to its Revolving Credit and Security Agreement with Wells Fargo Bank.  Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s fluctuating base rate, 4.0% as of April 30, 2004, plus 0.25%.  However, the Company had no revolving credit loan borrowings under the Wells Fargo Revolver during fiscal 2004 or 2003 and, given its existing liquidity position, does not expect to utilize the Wells Fargo Revolver in the near future except for its continuing use of the import letter of credit facility.

The Company enters into certain purchase obligations outside the United States, which are settled in U.S. dollars.  Therefore, the Company has only minimal exposure to foreign currency exchange risks.  The Company does not hedge against foreign currency risks and believes that the foreign currency exchange risk is immaterial.

The Company does not have any derivative financial instruments and does not hold any instruments for trading purposes.

ITEM 8.
CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITOR

To the Board of Directors and Stockholders

 of Christopher & Banks Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Christopher & Banks Corporation and its subsidiaries at February 28, 2004 and March 1, 2003, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2004, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 30, 2004

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED BALANCE SHEET

	February 28, 2004	March 1, 2003
ASSETS

Current assets:
Cash and cash equivalents	$34,955,015	$8,279,236
Short-term investments	53,844,025	55,812,493
Accounts receivable	3,253,001	2,664,019
Merchandise inventory, net	31,300,016	24,133,715
Prepaid expenses	1,720,975	4,024,983
Income taxes receivable	116,747	1,913,376
Current deferred tax asset	1,152,331	62,321
Total current assets	126,342,110	96,890,143

Property, equipment and improvements, net	80,122,243	69,163,637

Other assets	82,275	303,148

Total assets	$206,546,628	$166,356,928

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,823,287	$4,716,731
Accrued salaries, wages and related expenses	3,604,736	6,018,420
Other accrued liabilities	9,873,996	7,513,504
Total current liabilities	20,302,019	18,248,655

Other liabilities:
Deferred rent obligations	3,014,098	2,081,702
Deferred tax liability	5,003,529	1,983,159
Deferred revenue	425,000	743,750
Total other liabilities	8,442,627	4,808,611

Stockholders’ equity:
Preferred stock – $0.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock – $0.01 par value, 74,000,000 shares authorized, 42,217,943 and 41,518,311 shares issued, and 37,521,443 and 37,523,811 shares outstanding, in fiscal 2004 and 2003, respectively	422,191	415,195
Additional paid-in capital	59,307,323	52,233,637
Retained earnings	143,265,406	106,944,641
Common stock held in treasury, 4,696,500 and 3,994,500 shares at cost in fiscal 2004 and 2003, respectively	(25,192,938)	(16,293,811)
Total stockholders’ equity	177,801,982	143,299,662

Total liabilities and stockholders’ equity	$206,546,628	$166,356,928

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED STATEMENT OF INCOME

	Fiscal Year Ended
	February 28, 2004	March 1, 2003	March 2, 2002

Net sales	$390,723,269	$338,756,081	$275,852,534
Cost of sales:
Merchandise, buying and occupancy, exclusive of depreciation and amortization shown separately below	226,620,614	191,128,646	153,660,642

Gross profit, exclusive of depreciation and amortization shown separately below	164,102,655	147,627,435	122,191,892

Selling, general and administrative	89,315,679	76,672,447	61,330,171

Depreciation and amortization	11,628,857	9,387,023	7,092,010

Operating income	63,158,119	61,567,965	53,769,711

Other (income) expense:
Interest expense	1,583	7,980	491,100
Interest income	(875,157)	(902,935)	(828,455)
Total other (income) expense	(873,574)	(894,955)	(337,355)

Income before income taxes	64,031,693	62,462,920	54,107,066

Income tax provision	24,691,237	23,988,225	21,251,142

Net income	$39,340,456	$38,474,695	$32,855,924

Basic earnings per common share:

Net income	$1.05	$1.00	$0.89

Basic shares outstanding	37,549,444	38,395,956	37,037,700

Diluted earnings per common share:

Net income	$1.02	$0.97	$0.84

Diluted shares outstanding	38,402,797	39,736,073	39,221,237

Dividends per share	$0.08	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock					Additional Paid-in Capital
	Shares Issued	Shares Held in Treasury	Shares Outstanding	Amount Outstanding	Amount Held in Treasury		Retained Earnings	Other	Total

March 3, 2001	38,802,594	2,794,500	36,008,094	$388,038	$(2,999,961)	$36,055,351	$35,614,022	$(229,998)	$68,827,452

Stock issued on exercise of options	1,782,615	—	1,782,615	17,826	—	4,829,169	—	—	4,846,995

Tax benefit on exercise of stock options	—	—	—	—	—	5,216,063	—	—	5,216,063

Common stock subscriptions receivable	—	—	—	—	—	—	—	229,998	229,998

Net income	—	—	—	—	—	—	32,855,924	—	32,855,924

March 2, 2002	40,585,209	2,794,500	37,790,709	405,864	(2,999,961)	46,100,583	68,469,946	—	111,976,432

Stock issued on exercise of options	933,102	—	933,102	9,331	—	3,388,282	—	—	3,397,613

Tax benefit on exercise of stock options	—	—	—	—	—	2,744,772	—	—	2,744,772

Acquistion of common stock held in treasury, at cost	—	1,200,000	(1,200,000)	—	(13,293,850)	—	—	—	(13,293,850)

Net income	—	—	—	—	—	—	38,474,695	—	38,474,695

March 1, 2003	41,518,311	3,994,500	37,523,811	415,195	(16,293,811)	52,233,637	106,944,641	—	143,299,662

Stock issued on exercise of options	699,632	—	699,632	6,996	—	3,745,344	—	—	3,752,340

Tax benefit on exercise of stock options	—	—	—	—	—	3,328,342	—	—	3,328,342

Acquistion of common stock held in treasury, at cost	—	702,000	(702,000)	—	(8,899,127)	—	—	—	(8,899,127)

Dividends paid ($0.08 per share)	—	—	—	—	—	—	(3,019,691)	—	(3,019,691)

Net income	—	—	—	—	—	—	39,340,456	—	39,340,456

February 28, 2004	42,217,943	4,696,500	37,521,443	$422,191	$(25,192,938)	$59,307,323	$143,265,406	$—	$177,801,982

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
	February 28, 2004	March 1, 2003	March 2, 2002
Cash flows from operating activities:
Net income	$39,340,456	$38,474,695	$32,855,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,628,857	9,387,023	7,092,010
Income tax benefit on exercise of stock options	3,328,342	2,744,772	5,216,063
Deferred income taxes	2,167,640	4,543,178	(231,810)
Loss on disposal of furniture, fixtures and equipment	213,729	49,222	69,252
Increase in deferred rent obligations	932,396	620,718	263,845
Amortization of deferred revenue from lease termination	(318,750)	(318,750)	(212,500)
Interest on Senior Notes added to principal	—	—	136,089
Amortization of premiums and discounts on short-term investments	(56,858)	59,244	(226,980)
Increase (decrease) in allowance for permanent markdowns	583,662	(160,645)	12,684
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(532,124)	(1,128,479)	619,152
Increase in merchandise inventory	(7,749,963)	(4,973,952)	(3,181,001)
(Increase) decrease in prepaid expenses	2,304,008	730,584	(160,809)
(Increase) decrease in income taxes receivable	1,796,629	(144,143)	(1,769,233)
Increase in other assets	(16,407)	(25,289)	(6,445)
Increase (decrease) in accounts payable	1,640,934	1,808,583	(2,108,788)
Increase (decrease) in accrued liabilities	(53,192)	1,901,184	(2,254,127)
Net cash provided by operating activities	55,209,359	53,567,945	36,113,326
Cash flows from investing activities:
Purchase of property, equipment and improvements	(22,337,121)	(20,454,703)	(31,045,157)
Proceeds from sale of furniture, fixtures and equipment	1,551	—	—
Purchase of short-term investments	(136,576,982)	(115,110,419)	—
Redemption of short-term investments	138,545,450	59,297,926	—
Cash received from lease termination	—	—	1,275,000
Net cash used in investing activities	(20,367,102)	(76,267,196)	(29,770,157)
Cash flows from financing activities:
Principal payments on long-term debt	—	—	(5,343,151)
Net proceeds from issuance of common stock	3,752,340	3,397,613	4,846,995
Dividends paid	(3,019,691)	—	—
Common stock subscriptions receivable	—	—	229,998
Acquisition of common stock held in treasury	(8,899,127)	(13,293,850)	—
Net cash used in financing activities	(8,166,478)	(9,896,237)	(266,158)

Net increase (decrease) in cash and cash equivalents	26,675,779	(32,595,488)	6,077,011
Cash and cash equivalents at beginning of year	8,279,236	40,874,724	34,797,713

Cash and cash equivalents at end of year	$34,955,015	$8,279,236	$40,874,724

Supplemental cash flow information:
Interest paid	$1,581	$7,980	$377,287
Income taxes paid	$17,398,627	$16,844,418	$18,984,308
Purchases of equipment and improvements, accrued not paid	$465,622	$420,977	$16,981

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Christopher & Banks Corporation, through its wholly-owned subsidiaries Christopher & Banks, Inc. and Christopher & Banks Company (collectively referred to as “Christopher & Banks” or the “Company”), operates retail specialty stores selling women’s apparel in the United States. The Company operated 534, 438 and 351 stores at the end of fiscal 2004, 2003 and 2002, respectively.

Fiscal year and basis of presentation

The Company’s fiscal year ends on the Saturday nearest February 28.  The fiscal years ended February 28, 2004, March 1, 2003 and March 2, 2002 each consisted of 52 weeks.  The consolidated financial statements include the accounts of Christopher & Banks Corporation and its wholly-owned subsidiaries, Christopher & Banks, Inc. and Christopher & Banks Company.  All intercompany accounts and transactions have been eliminated in consolidation.

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

Short-term investments

In accordance with the Company’s investment policy, short-term investments consist of U.S. Government and corporate debt securities that the Company has the positive intent and ability to hold until maturity.  These securities are recorded at amortized cost, which management believes approximates fair value, and the related amortization of premiums and discounts arising at acquisition are reported in earnings each period as a component of interest income.  The original maturities of the Company’s U.S. Government debt securities range from two to three years.  These securities are callable within one year at the option of the issuer and have historically been called by the issuer within one year from the date of purchase.  Therefore, these securities are classified as short-term investments in the Company’s balance sheet.  When call options are exercised by the issuer, the Company receives the full principal amount of the bond and any interest accrued through the call date.

Inventory valuation

Merchandise inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out retail inventory method.  Permanent markdowns of inventory are recorded monthly based on an evaluation by merchandising management, which includes analyzing inventory levels and aging, as well as rate of sale.  The Company further reduces the value of inventory by recording an allowance for permanent markdowns based on inventory levels from the season which immediately precedes the current season as of the reporting date.  Permanent markdowns on this merchandise take into account the future anticipated selling price of the inventory.  To the extent that management’s estimates differ from actual results, additional markdowns may have to be recorded, which could reduce the Company’s gross margins and adversely affect its financial position and results of operations.  For the fiscal years ended February 28, 2004, March 1, 2003 and March 2, 2002, permanent inventory markdowns totaled $1,555,865, $689,779 and $851,219, respectively.

Property, equipment and improvements

Property, equipment and improvements are stated at cost. Property and equipment is depreciated over its estimated useful life; three to five years for computer hardware and software, seven years for furniture, fixtures and other equipment, and 25 years for the Company’s corporate office and distribution center and related building improvements.  Store leasehold improvements are amortized over the term of the related leases, which is typically ten years.  Repairs and maintenance which do not extend an asset’s useful life are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

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

Common stock held in treasury

The Company accounts for its treasury stock under the cost method, whereby stockholders’ equity is reduced for the total cost of the shares repurchased.  The Company has engaged in treasury stock repurchases as a means to support the Company’s stock price as well as a means to reduce the number of shares of the Company’s common stock outstanding, which in turn increases earnings per share.

Revenue recognition

Sales are recognized by the Company at the point of purchase when the customer takes possession of the merchandise and pays for the purchase, generally with cash or credit card.  Sales from purchases made with gift certificates and gift cards are also recorded when the customer takes possession of the merchandise.  Gift certificates and gift cards issued by the Company are recorded as a liability until they are redeemed.  The Company has established an allowance for sales returns by customers.  This allowance has been calculated using estimates based on historical customer return data that management believes to be reasonable.

Vendor allowances

From time to time, the Company receives certain allowances or credits from its vendors primarily related to defective merchandise or markdown allowances.  These allowances or credits are reflected as a reduction of merchandise inventory in the period they are received.  The aggregate amount of such allowances and credits totaled $113,136, $91,452 and $92,247 in fiscal 2004, 2003 and 2002, respectively.

Substantially all of the Company’s merchandise is produced exclusively for the Company and sold under the Christopher & Banks and C.J. Banks private labels.  Accordingly, the Company does not enter into any arrangements with vendors where payments or other consideration might be received in connection with the purchase or promotion of a vendor’s products, buy-down agreements or cooperative advertising programs.

Cost of sales

Cost of sales include the cost of merchandise, markdowns, shrink, freight into and out from the Company’s distribution center, buyer and distribution center salaries, buyer travel, rent and other occupancy related costs, miscellaneous merchandise expenses and other costs related to the Company’s distribution network.  Cost of sales excludes all depreciation and amortization expense.

Selling, general and administrative expenses

Selling, general and administrative expenses include all salaries with the exception of buyer and distribution center salaries, other employee benefits, advertising, store supplies, credit card processing fees, information technology related costs, insurance, professional services, non-buyer travel and miscellaneous other selling and administrative related expenses.  Selling, general and administrative expenses exclude all depreciation and amortization expense.

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

In addition, the Company has a limited number of other lease agreements for retail space which include escalation in minimum rent based on increases in the Consumer Price Index, not to exceed 2.0%.  For purposes of calculating rent expense and future minimum lease payments, the Company utilizes the maximum annual increase of 2.0%.  The Company also recognizes the related rent expense for these leases on a straight-line basis and records the difference between the recognized rent expense and amounts payable under the lease as deferred rent obligations.

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the fiscal years ended February 28, 2004, March 1, 2003 and March 2, 2002 were $841,186, $949,954 and $859,748, respectively.  The Company includes advertising expense in selling, general and administrative expenses in the consolidated statement of income.

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

If stock-based employee compensation cost had been determined based on the fair value methodology prescribed by SFAS No. 123 and SFAS No. 148, the Company’s net earnings and earnings per share in fiscal 2004, 2003 and 2002 would have been reduced to the pro forma amounts indicated in the following table.

	2004	2003	2002
Net income—as reported	$39,340,456	$38,474,695	$32,855,924
Add stock-based compensation expense included in net income, net of related tax effects	—	—	—
Less total stock-based compensation expense determined under fair value method, net of related tax effects	(3,382,404)	(3,801,912)	(3,454,407)
Net income—pro forma	$35,958,052	$34,672,783	$29,401,517

Basic earnings per common share:
As reported	$1.05	$1.00	$0.89
Pro forma	$0.96	$0.90	$0.79

Diluted earnings per common share:
As reported	$1.02	$0.97	$0.84
Pro forma	$0.94	$0.87	$0.75

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

The estimated weighted-average fair value of options granted during fiscal 2004, 2003 and 2002 were $8.24, $8.85 and $11.70, respectively.  The following assumptions were used to apply the Black-Scholes pricing model for grants in fiscal 2004, 2003 and 2002.

	2004	2003	2002
Divdend yield	0.74%	0.00%	0.00%
Expected volatility	53.65%	56.99%	53.32%
Risk-free interest rate	1.13%-3.26%	1.05-2.53%	2.72-4.67%
Weighted-average expected lives	4.08 Years	1.15 Years	3.41 Years

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

The following is a reconciliation of the number of shares and per share amounts used in the basic and diluted EPS computations.

	Basic EPS	Effect of Dilutive Stock Options	Diluted EPS
Fiscal 2004
Number of shares	37,549,444	853,353	38,402,797
Per share amount	$1.05	$(0.03)	$1.02

Fiscal 2003
Number of shares	38,395,956	1,340,117	39,736,073
Per share amount	$1.00	$(0.03)	$0.97

Fiscal 2002
Number of shares	37,037,700	2,183,537	39,221,237
Per share amount	$0.89	$(0.05)	$0.84

Stock options of 286,348, 1,679,384 and 1,325,700 were excluded from the shares used in the computation of diluted earnings per share for fiscal 2004, 2003 and 2002, respectively, as they were anti-dilutive.

Segment information

The Company executes it operations through two concepts:  Christopher & Banks and C.J. Banks.  The two concepts offer similar products, have consistent distribution channels and target the same customer.  All of the Company’s stores are located within high traffic retail (destination) shopping locations, and the individual stores generally display similar economic characteristics.  Based on these factors and the way in which the Company manages its business, it has presented its operations as one reportable operating segment.

Recently issued accounting pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 46, “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51” (“FIN No. 46”).  FIN No. 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved.  Management has evaluated its organizational structure and commercial interests and has determined that it does not have any interests in variable interest entities.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities as previously set forth under SFAS No. 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 had no impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  The Statement requires that an issuer classify certain financial instruments that are within its scope as a liability.  The adoption of SFAS No. 150 had no impact on the Company’s financial position or results of operations.

In December 2003, the FASB issued SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  This Statement requires additional disclosures to be made by employers regarding pensions and other postretirement benefit plans, but does not change the measurement or recognition of those plans. The adoption of SFAS No. 132R had no impact on the Company’s financial position or results of operations.

NOTE 2 — SHORT-TERM INVESTMENTS

Short-term investments consisted of the following at February 28, 2004 and March 1, 2003:

Description	Original Maturities	February 28, 2004	March 1, 2003

Corporate debt securities	Within one year	$36,844,025	$43,812,493
U.S. Government debt securities	Two to three years, callable within one year	17,000,000	12,000,000

		$53,844,025	$55,812,493

NOTE 3 — ACCOUNTS RECEIVABLE

The Company’s accounts receivable consisted of the following at February 28, 2004 and March 1, 2003:

Description	February 28, 2004	March 1, 2003

Credit card receivables	$1,995,469	$1,707,107
Construction allowances receivable from landlords	927,139	663,091
Other receivables	330,393	293,821

	$3,253,001	$2,664,019

The Company’s credit card receivables are collected one to five days after the related sale transaction occurs.  Construction allowance receivables result from incentives offered to the Company by landlords to lease space within their properties.  These allowances are typically collected 90 to 120 days after a store opens.

NOTE 4 — MERCHANDISE INVENTORY, NET

Merchandise inventory, net consisted of the following at February 28, 2004 and March 1, 2003:

Description	February 28, 2004	March 1, 2003

Merchandise inventory	$31,923,033	$24,173,070
Allowance for permanent markdowns	(623,017)	(39,355)

	$31,300,016	$24,133,715

NOTE 5 — PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following at February 28, 2004 and March 1, 2003:

Description	Estimated Useful Life	February 28, 2004	March 1, 2003

Land	—	$1,596,898	$1,596,898
Corporate office, distribution center and related building improvements	25 years	8,741,546	8,681,555
Store leasehold improvements	Term of related lease, typically 10 years	44,085,153	36,280,127
Store furniture and fixtures	Seven years	49,638,841	38,315,507
Point of sale hardware and software	Five years	6,178,209	5,221,514
Corporate office and distribution center furniture, fixtures and equipment	Seven years	2,284,007	2,115,211
Computer hardware and software	Three to five years	3,002,201	2,491,720
Construction in progress	—	4,542,581	4,511,851
		120,069,436	99,214,383
Less accumulated depreciation and amortization		39,947,193	30,050,746
Net property, equipment and improvements		$80,122,243	$69,163,637

Construction in progress primarily consists of capital expenditures related to new stores planned to open in the first quarter of fiscal 2005 and 2004.

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

On July 10, 2001, the Company and the third party agreed to terminate the lease and related sublease.  The Company received a lease termination payment of approximately $1.3 million.  The payment has been recorded as a deferred credit and is classified in other liabilities in the consolidated balance sheet.  The deferred credit is being amortized over the remainder of the original lease which expires June 30, 2005.

NOTE 6 — ACCRUED LIABILITIES

Other accrued liabilities consisted of the following at February 28, 2004 and March 1, 2003:

Description	February 28, 2004	March 1, 2003

Gift card, certificate and store credit liability	$6,504,195	$4,574,661
Accrued occupancy related expenses	1,158,267	909,101
Other accrued liabilities	2,211,534	2,029,742

	$9,873,996	$7,513,504

NOTE 7 — LONG-TERM DEBT

In fiscal 2002, the Company elected to redeem all of its outstanding long-term debt, together with accrued and unpaid interest, through the date of redemption.  On December 10, 2001, the Company redeemed $5.3 million current face value of its outstanding 12% Senior Notes originally due January 1, 2005.

The Company maintains an Amended and Restated Revolving Credit and Security Agreement with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”).  In August 2003, the Wells Fargo Revolver was amended to provide the Company with an increase in revolving credit loans and letters of credit from $25 million to $40 million, subject to a borrowing base formula based on inventory levels.  In addition, the maturity date of the Wells Fargo Revolver was extended from June 30, 2004 to June 30, 2006 and a restrictive covenant prohibiting the payment of dividends was eliminated.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s base rate, 4.0% as of February 28, 2004, plus 0.25%. Interest is payable monthly in arrears. The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement.  Facility fees totaled $2,555 in fiscal 2004.  The Wells Fargo Revolver is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during fiscal 2004 or 2003.  Historically, the Wells Fargo Revolver has only been utilized by the Company to open letters of credit to facilitate the import of merchandise.  The borrowing base at February 28, 2004, was $26.1 million. As of February 28, 2004, the Company had outstanding letters of credit in the amount of $19.6 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $6.5 million at that date.

The Wells Fargo Revolver contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial ratios.  As of February 28, 2004, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

NOTE 8 — STOCKHOLDERS’ EQUITY

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

In September 2003, the Company’s Board of Directors declared the Company’s first cash dividend.  The declaration provides for an on-going cash dividend of $0.04 per share to be paid quarterly, subject to Board approval.  Quarterly dividends were paid on October 6, 2003, January 6, 2004 and April 6, 2004 to shareholders of record as of September 19, 2003, December 18, 2003 and March 19, 2004, respectively.

In February 2003, the Company’s Board of Directors authorized a stock repurchase program enabling the Company to purchase up to $20 million of its common stock, subject to market conditions.  Through March 1, 2003, the Company purchased 1,200,000 shares of its common stock at a total cost, including commissions, of approximately $13.3 million.  In March 2003, the Company purchased an additional 408,000 shares of its common stock under this authorization for a total cost, including commissions, of $4.0 million.  This stock repurchase authorization expired in February 2004.

In February 2004, the Company’s Board of Directors authorized another stock repurchase program.  This program allows the Company to purchase up to $25 million of its common stock, subject to market conditions.  As of April 30, 2004, the Company purchased a total of 294,000 shares of its common stock for a total cost, including commissions, of approximately $4.9 million, leaving $20.1 million available under the current authorization.

The common stock repurchased under the Company’s two most recent authorizations is being held in treasury and reduced the number of shares of the Company’s common stock outstanding by approximately 5%.  All of the Company’s share repurchases were executed in the open market and no shares were repurchased from related parties.  In fiscal 2004, earnings of approximately $0.04 per diluted share can be attributed to the Company’s share repurchases in fiscal 2003 and 2004.  The share repurchases had no effect on diluted earnings per share in fiscal 2003.  Depending on market conditions and the Company’s cash position, the Company may participate in additional stock repurchase programs in the future.

NOTE 9 — STOCK OPTION PLANS

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

The Company has not paid cash to any employee to settle an outstanding stock option, to settle an earlier grant of stock award within six months after vesting or to repurchase shares within six months after exercise of an option or issuance in the fiscal years ended February 28, 2004, March 1, 2003 and March 2, 2002.

The following table summarizes stock option transactions:

	Fiscal Year Ended
	February 28, 2004		March 1, 2003		March 2, 2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	3,355,493	$12.85	4,374,819	$10.11	4,532,481	$3.71
Granted	1,254,600	19.11	256,598	21.29	1,648,298	19.65
Exercised	(699,632)	5.37	(933,102)	3.64	(1,782,615)	2.72
Cancelled	(6,437)	14.22	(342,822)	8.80	(23,345)	5.83
Outstanding, end of period	3,904,024	$16.24	3,355,493	$12.85	4,374,819	$10.11
Exercisable, end of period	1,718,198	$14.84	1,312,056	$12.42	839,529	$5.47

Available for grant, end of period	523,434		720,384		319,160

The following summarizes stock options outstanding and options exercisable at February 28, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.41-1.79	276,487	4.51	$1.54	240,519	$1.50
$7.78-10.54	780,654	6.42	7.88	456,640	7.96
$11.16-15.83	174,940	7.69	13.13	105,189	12.37
$18.16-22.67	2,542,942	8.79	20.12	825,850	21.67
$24.66-29.70	129,001	9.42	25.95	90,000	25.70

	3,904,024	7.99	$16.24	1,718,198	$14.84

NOTE 10 — INCOME TAXES

The provision  for income taxes for the fiscal years ended February 28, 2004, March 1, 2003 and March 2, 2002 consisted of:

	2004	2003	2002
Current:
Federal	$19,215,851	$16,833,902	$17,910,112
State	3,307,746	2,611,145	3,572,840
Current tax expense	22,523,597	19,445,047	21,482,952
Deferred tax expense	2,167,640	4,543,178	(231,810)
Income tax provision	$24,691,237	$23,988,225	$21,251,142

The Company’s effective income tax rate for fiscal 2004, 2003 and 2002 differs from the federal income tax rate as follows:

	2004	2003	2002
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	3.6	3.5	4.3
Other	—	(0.1)	—
	38.6%	38.4%	39.3%

The net deferred tax asset (liability) included in the consolidated balance sheet as of February 28, 2004 and March 1, 2003 is as follows:

	February 28, 2004	March 1, 2003
Accrued liabilities	$890,000	$768,704
Inventory and other	262,331	(706,383)
Current deferred tax asset (liability)	1,152,331	62,321

Depreciation and amortization	(6,360,339)	(2,867,681)
Deferred rent obligations	1,162,688	806,484
Deferred credit	163,944	284,484
Other	30,178	(206,446)
Non-current deferred tax asset (liability)	(5,003,529)	(1,983,159)
Total deferred tax asset (liability)	$(3,851,198)	$(1,920,838)

Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income.  No valuation allowance has been provided for deferred tax assets because management believes realization of the full amount of net deferred tax assets is more likely than not.

NOTE 11 — EMPLOYEE BENEFIT PLANS AND EMPLOYMENT AGREEMENTS

The Company has established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for the benefit of all employees who meet certain eligibility requirements, primarily age and length of service.  The plan allows eligible employees to invest from 1% to 25% of their compensation. In fiscal 2000, the Company amended the plan to allow for fixed quarterly Company matching contributions of 50% of the first 3% of the participants’ pre-tax contributions and 25% of the next 3% of the participants’ pre-tax contributions.  Company contributions for the fiscal years ended February 28, 2004, March 1, 2003 and March 2, 2002 totaled $427,998, $384,524 and $292,217, respectively.

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

NOTE 12 — LEASE COMMITMENTS

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

The Company utilizes approximately 130,000 square feet of the building for its own corporate offices and distribution center facility.  The remaining 80,000 square feet of the building are subleased to a third party.  Under the sublease, the Company received $26,667 per month through August 31, 2003 and will receive $30,000 per month from September 1, 2003 through May 31, 2005.  The subtenant is also required to reimburse the Company for property taxes, utilities and other operating costs of the subleased portion of the facility.  Upon expiration of the sublease, the Company plans to utilize the 80,000 square feet for its own distribution center requirements.

Total rental expense for all leases was as follows:

	Fiscal Year Ended
	February 28, 2004	March 1, 2003	March 2, 2002
Minimum rent	$30,594,704	$22,595,391	$15,718,156
Contingent rent—based on a percentage of sales	1,471,565	1,735,324	2,197,282
Maintenance, taxes and other	18,426,981	13,544,481	9,312,634

	$50,493,250	$37,875,196	$27,228,072

NOTE 12 — LEASE COMMITMENTS (Continued)

Future minimum rental commitments and sublease rental income for all leases are as follows:

	Operating Leases
Fiscal Year	Retail Store Facilities	Office and Distribution Center Facilities	Vehicles/ Other	Total
2005	$31,502,277	$(265,691)	$256,392	$31,492,978
2006	31,307,913	(48,732)	101,089	31,360,270
2007	31,371,918	—	1,786	31,373,704
2008	31,182,438	—	—	31,182,438
2009	30,810,056	—	—	30,810,056
Thereafter	100,686,247	—	—	100,686,247
Total minimum lease payments	$256,860,849	$(314,423)	$359,267	$256,905,693

NOTE 13 — SOURCES OF SUPPLY

The Company’s ten largest vendors represented approximately 72%, 75% and 73% of the Company’s merchandise purchases in fiscal 2004, 2003 and 2002, respectively.  Purchases from the Company’s largest overseas supplier accounted for 41%, 43% and 41% of total merchandise purchases in fiscal 2004, 2003 and 2002, respectively.  Direct imports accounted for approximately 96%, 95% and 90% of the Company’s total merchandise purchases in fiscal 2004, 2003 and 2002, respectively.

NOTE 14 — QUARTERLY FINANCIAL DATA (UNAUDITED):

(In thousands, except per share data and market prices)

	Fiscal 2004 Quarters
	First	Second	Third	Fourth
Net sales(1)	$93,373	$89,710	$107,285	$100,355
Gross profit	$43,282	$38,237	$45,074	$37,510
Operating income	$17,934	$13,647	$18,401	$13,176
Net income	$11,144	$8,491	$11,390	$8,315

Basic per share data:(2)
Net income	$0.30	$0.23	$0.30	$0.22

Diluted per share data:(2)
Net income	$0.29	$0.22	$0.29	$0.22

Dividends per share	$—	$—	$0.04	$0.04

Market price - high(3)	$19.23	$29.54	$30.69	$26.50
- low(3)	$9.16	$16.66	$23.56	$16.22

	Fiscal 2003 Quarters
	First	Second	Third	Fourth
Net sales(1)	$77,756	$73,858	$91,750	$95,392
Gross profit	$35,796	$31,783	$39,925	$40,123
Operating income	$15,746	$11,029	$18,159	$16,634
Net income	$9,778	$6,949	$11,288	$10,459

Basic per share data:(2)
Net income	$0.25	$0.18	$0.29	$0.27

Diluted per share data:(2)
Net income	$0.25	$0.17	$0.29	$0.27

Dividends per share	$—	$—	$—	$—

Market price - high(3)	$27.75	$28.99	$24.67	$18.67
- low(3)	$16.81	$19.27	$14.00	$9.33

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

ITEM 9A.
CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

(b)       Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended February 28, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding the Company’s directors required by Item 10 is incorporated herein by reference to the section entitled, “Item 1 - Election of Directors,” in the Company’s proxy statement for its 2004 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company’s fiscal year ended February 28, 2004.  Information regarding the Company’s executive officers required by Item 10 is included in Part I of this Annual Report on Form 10-K as permitted by General Instruction G(3) to Form 10-K.  Information required by this Item concerning compliance with Section 16(a) of the Securities Act of 1934 is included in the proxy statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management,” and such information is incorporated herein by reference.

ITEM 11.
EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section entitled “Compensation of Executive Officers and Directors” in the Company’s proxy statement for its 2004 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company’s fiscal year ended February 28, 2004.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for its 2004 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulations 14A within 120 days of the Company’s fiscal year ended February 28, 2004.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s proxy statement for its 2004 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company’s fiscal year ended February 28, 2004.  There are no matters which are required to be reported under Item 13.

ITEM 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended February 28, 2004, and such information is expressly incorporated herein by reference.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)          The following documents are filed as a part of this Report:

		Page
(1)	Financial Statements:

	Report of Independent Auditor	24
	Consolidated Balance Sheet	25
	Consolidated Statement of Income	26
	Consolidated Statement of Stockholders’ Equity	27
	Consolidated Statement of Cash Flows	28
	Notes to Consolidated Financial Statements	29

(2)	Financial Statement Schedules:
	Report of Independent Auditor on Financial Statement Schedule for the three years ended February 28, 2004	47
	Schedule II – Valuation and Qualifying Accounts	48

	All schedules omitted are not applicable or the required information is shown in the financial statements or notes thereto.

(3)          Exhibits:

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

†10.5                  Christopher & Banks, Inc. Retirement Savings Plan

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

†10.42            First Amendment to the Company’s 1998 Director Stock Option Plan dated as of July 26, 2000

†10.43            Amended and Restated Executive Employment Agreement, dated March 1, 2002, between Christopher & Banks Corporation and William J. Prange

†10.44            Amended and Restated Executive Employment Agreement, dated March 1, 2002, between Christopher & Banks Corporation and Joseph E. Pennington

†10.45            Amended and Restated Executive Employment Agreement, dated March 1, 2002, between Christopher & Banks Corporation and Ralph C. Neal

†10.47            Christopher & Banks Corporation 2002 Non-Employee Director Stock Option Plan

*10.49           Executive Employment Agreement, dated March 1, 2004, between Christopher & Banks Corporation and Andrew K. Moller

†22.1                  Subsidiaries of Company exhibit

*23.1                 Consent of Independent Auditor

*31.1                 Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2                 Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1                 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2                 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Previously filed

*Filed with this report

(b)            Reports on Form 8-K

On April 7, 2004, the Company filed a current report on Form 8-K with respect to the press release issued by the Company on April 7, 2004 disclosing material nonpublic information regarding the Company’s results of operations for the quarter and year ended February 28, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2004.

CHRISTOPHER & BANKS CORPORATION

By:	/S/ WILLIAM J. PRANGE
William J. Prange
Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM J. PRANGE	Chairman and Chief Executive Officer	May 13, 2004
William J. Prange	(Principal Executive Officer)

/S/ JOSEPH E. PENNINGTON	President and Chief Operating	May 13, 2004
Joseph E. Pennington	Officer and Director

/S/ ANDREW K. MOLLER	Senior Vice President and	May 13, 2004
Andrew K. Moller	Chief Financial Officer (Principal
Financial and Accounting Officer)

/S/ JAMES J. FULD, JR.	Director	May 13, 2004
James J. Fuld, Jr.

/S/ DONALD D. BEELER	Director	May 13, 2004
Donald D. Beeler

/S/ LARRY C. BARENBAUM	Director	May 13, 2004
Larry C. Barenbaum

/S/ ANNE L. JONES	Director	May 13, 2004
Anne L. Jones

/S/ ROBERT EZRILOV	Director	May 13, 2004
Robert Ezrilov

REPORT OF INDEPENDENT AUDITOR ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
of Christopher & Banks Corporation:

Our audits of the consolidated financial statements referred to in our report dated March 30, 2004, which report and consolidated financial statements are included at Item 8 in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 30, 2004

CHRISTOPHER & BANKS CORPORATION
FINANCIAL STATEMENT SCHEDULE
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Allowance for Permanent Markdowns(1)	Allowance for Customer Returns(2)
Balance at March 3, 2001	$187,316	$114,277
Additions charged to costs and expenses(3)	12,684	—
Additions charged to other accounts	—	—
Deductions(3)	—	(33,161)

Balance at March 2, 2002	200,000	81,116
Additions charged to costs and expenses(3)	—	—
Additions charged to other accounts	—	—
Deductions(3)	(160,645)	(1,454)

Balance at March 1, 2003	39,355	79,662
Additions charged to costs and expenses(3)	583,662	6,294
Additions charged to other accounts	—	—
Deductions(3)	—	—

Balance at February 28, 2004	$623,017	$85,956

(1)          The allowance for permanent markdowns is deducted from merchandise inventory in the Company’s consolidated balance sheet.

(2)         The allowance for customer returns is included in other accrued liabilities in the Company’s consolidated balance sheet.

(3)          Additions (deductions) to the allowance for permanent markdowns and the allowance for customer returns are recorded to markdowns expense and miscellaneous costs of sales, respectively.