Form 10-Q
period 2004-05-29
CHRISTOPHER & BANKS CORP
filed 2004-07-01
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2004

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

YES    ☒        NO    ☐

As of June 30, 2004, 36,491,196 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

FORM 10-Q QUARTERLY REPORT

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET

(Unaudited)

	May 29, 2004	February 28, 2004	May 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$38,791,470	$34,955,015	$22,178,301
Short-term investments	48,854,522	53,844,025	49,834,012
Accounts receivable	4,260,399	3,253,001	4,462,891
Merchandise inventory, net	34,833,473	31,300,016	25,970,430
Other current assets	3,395,084	2,990,053	2,889,219

Total current assets	130,134,948	126,342,110	105,334,853

Property, equipment and improvements, net	81,905,163	80,122,243	71,944,798

Other assets	144,525	82,275	70,789

Total assets	$212,184,636	$206,546,628	$177,350,440

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,471,012	$6,823,287	$3,825,637
Accrued salaries, wages and related expenses	5,612,559	3,604,736	5,873,953
Other accrued liabilities	8,663,125	9,873,996	7,375,343
Income taxes payable	5,768,246	—	4,798,525

Total current liabilities	26,514,942	20,302,019	21,873,458

Other liabilities	8,628,515	8,442,627	4,681,172

Stockholders’ equity:
Preferred stock – $0.01 par value, 1,000,000 shares authorized, none outstanding	—	—	—
Common stock – $0.01 par value, 74,000,000 shares authorized, 42,287,696, 42,217,943 and 41,609,456 shares issued and 37,039,196, 37,521,443 and 37,206,956 shares outstanding at May 29, 2004, February 28, 2004 and May 31, 2003, respectively	422,857	422,191	416,083
Additional paid-in capital	59,785,881	59,307,323	52,565,612
Retained earnings	151,924,555	143,265,406	118,088,340
Common stock held in treasury, 5,248,500, 4,696,500 and 4,402,500 shares at cost at May 29, 2004, February 28, 2004 and May 31, 2003, respectively	(35,092,114)	(25,192,938)	(20,274,225)

Total stockholders’ equity	177,041,179	177,801,982	150,795,810

Total liabilities and stockholders’ equity	$212,184,636	$206,546,628	$177,350,440

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended
	May 29, 2004	May 31, 2003

Net sales	$102,625,442	$93,373,029

Cost of sales:
Merchandise, buying and occupancy, exclusive of depreciation and amortization shown separately below	58,515,443	50,090,682

Gross profit, exclusive of depreciation and amortization shown separately below	44,109,999	43,282,347

Selling, general and administrative	24,652,970	22,698,336

Depreciation and amortization	3,147,096	2,650,265

Operating income	16,309,933	17,933,746

Interest income	257,680	215,601

Income before income taxes	16,567,613	18,149,347

Income tax provision	6,395,098	7,005,648

Net income	$10,172,515	$11,143,699

Basic earnings per common share:

Net income	$0.27	$0.30

Basic shares outstanding	37,506,305	37,228,994

Diluted earnings per common share:

Net income	$0.27	$0.29

Diluted shares outstanding	38,136,384	38,033,217

Dividends per share	$0.04	$—

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	May 29, 2004	May 31, 2003
Cash flows from operating activities:
Net income	$10,172,515	$11,143,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,147,096	2,650,265
Income tax benefit on exercise of stock options	92,255	37,223
Increase (decrease) in other liabilities	185,888	(127,439)
Loss on disposal of furniture, fixtures and equipment	2,511	13,649
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,007,398)	(1,798,872)
Increase in merchandise inventory	(3,533,457)	(1,836,715)
(Increase) decrease in other current assets	(405,031)	3,111,461
(Increase) decrease in other assets	(62,250)	232,359
Decrease in accounts payable	(784,655)	(2,023,085)
Increase (decrease) in accrued liabilities	796,952	(282,628)
Increase in income taxes payable	5,768,246	4,798,525
Net cash provided by operating activities	14,372,672	15,918,442

Cash flows from investing activities:
Purchase of property, equipment and improvements	(4,501,447)	(4,313,084)
Proceeds from sale of furniture, fixtures and equipment	1,300	—
Purchase of short-term investments	(22,922,798)	(41,868,177)
Redemption of short-term investments	27,912,301	47,846,658
Net cash provided by investing activities	489,356	1,665,397

Cash flows from financing activities:
Net proceeds from issuance of common stock	386,969	295,640
Dividends paid	(1,513,366)	—
Acquisition of common stock held in treasury	(9,899,176)	(3,980,414)
Net cash used in financing activities	(11,025,573)	(3,684,774)

Net increase in cash and cash equivalents	3,836,455	13,899,065

Cash and cash equivalents at beginning of period	34,955,015	8,279,236

Cash and cash equivalents at end of period	$38,791,470	$22,178,301

Supplemental cash flow information:
Income taxes paid	$445,300	$256,525
Purchases of equipment and improvements, included in accounts payable at end of period	$432,380	$1,131,991

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by Christopher & Banks Corporation and subsidiaries (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to such rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2004.

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

NOTE 2 – SHORT-TERM INVESTMENTS

Short-term investments consisted of the following at May 29, 2004 and May 31, 2003:

Description	Maturity Dates	May 29, 2004	May 31, 2003

Corporate debt securities	Within one year	$31,854,522	$42,834,012
U.S. Government debt securities	Two to three years, callable within one year	17,000,000	7,000,000

		$48,854,522	$49,834,012

NOTE 3 – PROPERTY, EQUIPMENT, AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following at May 29, 2004 and May 31, 2003:

Description	Estimated Useful Life	May 29, 2004	May 31, 2003

Land	—	$1,596,898	$1,596,898
Corporate office, distribution center and related building improvements	25 years	8,742,060	8,703,607
Store leasehold improvements	Term of related lease, typically 10 years	44,987,995	37,200,118
Store furniture and fixtures	Three to seven years	50,910,480	39,830,330
Point of sale hardware and software	Five years	6,455,204	5,524,230
Corporate office and distribution center furniture, fixtures and equipment	Seven years	2,248,672	2,128,241
Computer hardware and software	Three to five years	3,101,215	2,551,508
Construction in progress	—	6,956,688	6,759,085

		124,999,212	104,294,017
Less accumulated depreciation and amortization		43,094,049	32,349,219

Net property, equipment and improvements		$81,905,163	$71,944,798

NOTE 4 – ACCRUED LIABILITIES

Other accrued liabilities consisted of the following at May 29, 2004 and May 31, 2003:

Description	May 29, 2004	May 31, 2003

Gift card, certificate and store credit liability	$4,917,176	$3,576,145
Accrued occupancy related expenses	1,034,511	838,173
Other accrued liabilities	2,711,438	2,961,025

	$8,663,125	$7,375,343

NOTE 5 – LONG-TERM DEBT

The Company maintains an Amended and Restated Revolving Credit and Security Agreement with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”) which expires on June 30, 2006.  The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit of up to $40.0 million, subject to a borrowing base formula based on inventory levels.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s base rate, 4.0% as of May 29, 2004, plus 0.25%.  Interest is payable monthly in arrears.  The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement.  Facility fees totaled $946 for the three months ended May 29, 2004.  The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first three months of fiscal 2005.  Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at May 29, 2004 was $26.6 million.  As of May 29, 2004, the Company had outstanding letters of credit in the amount of $17.0 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $9.6 million at May 29, 2004.

The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of May 29, 2004, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

NOTE 6 – STOCKHOLDERS’ EQUITY

In September 2003, the Company’s Board of Directors declared an on-going cash dividend of $0.04 per share to be paid quarterly, subject to Board approval.  A quarterly dividend was paid on April 6, 2004 to shareholders of record as of March 19, 2004. On June 3, 2004, the Company declared another quarterly cash dividend of $0.04 per share to be paid July 6, 2004 to shareholders of record as of the close of business on June 18, 2004.

The Company’s Board of Directors authorized a stock repurchase program in February 2004 enabling the Company to purchase up to $25 million of its common stock, subject to market conditions.  On June 28, 2004, the Company announced its Board of Directors authorized an increase in the stock repurchase program to $40 million from $25 million.  As of May 29, 2004, the Company had repurchased 846,000 shares of its common stock for a total cost, including commissions, of $14.8 million.  From June 1, 2004 through June 30, 2004, the Company purchased an additional 548,000 shares of its common stock for approximately $9.6 million, resulting in total purchases under the program of 1,394,000 shares at a total cost, including commissions, of approximately $24.4 million.

The common stock repurchased under the Company’s most recent authorization is being held in treasury and reduced the number of shares of the Company’s common stock outstanding by approximately 4%.  All of the Company’s share repurchases were executed in the open market and no shares were repurchased from related parties.  In addition, all of the Company’s share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  Depending on market conditions and the Company’s cash position, the Company may participate in additional stock repurchase programs in the future.

NOTE 7 – NET INCOME PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the applicable periods, while diluted EPS is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding.

The following is a reconciliation of the number of shares and per share amounts used in the basic and diluted EPS computations:

	Three Months Ended
	May 29, 2004		May 31, 2003
	Shares	Net Income	Shares	Net Income

Basic EPS	37,506,305	$0.27	37,228,994	$0.30

Effect of dilutive stock options	630,079	0.00	804,223	(0.01)

Diluted EPS	38,136,384	$0.27	38,033,217	$0.29

Stock options of 1,513,349 and 969,965 were excluded from the shares used in the computation of diluted EPS for the three months ended May 29, 2004 and May 31, 2003, respectively, as they were anti-dilutive.

NOTE 8 – STOCK-BASED COMPENSATION

The Company discloses stock-based compensation information in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock Based Compensation,” and No. 148 (“SFAS No. 148”), “Accounting for Stock Based Compensation Transition and Disclosure.”  SFAS No. 148, an amendment of SFAS No. 123, does not amend the provisions of SFAS No. 123 that permit entities to account for stock-based compensation under the intrinsic value method set forth by Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.”  The Company has elected to continue to recognize compensation cost for its stock-based compensation plans in accordance with APB No. 25.  Generally, no compensation expense is recognized for stock options with exercise prices equal to the market value of the underlying shares of stock at the date of grant.

If stock-based compensation cost had been determined based on the fair value methodology prescribed by SFAS No. 123 and SFAS No. 148, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following table.

	Three Months Ended
	May 29, 2004	May 31, 2003
Net income—as reported	$10,172,515	$11,143,699
Add stock-based compensation expense included in net income, net of related tax effects	—	—
Less total stock-based compensation expense determined under fair value method, net of related tax effects	816,723	668,753
Net income—pro forma	$9,355,792	$10,474,946

Basic earnings per common share:
As reported	$0.27	$0.30
Pro forma	$0.25	$0.28

Diluted earnings per common share:
As reported	$0.27	$0.29
Pro forma	$0.25	$0.28

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  As the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

Overview

Christopher & Banks Corporation is a Minneapolis-based retailer of women’s specialty apparel, which operates stores through its wholly-owned subsidiaries, Christopher & Banks, Inc. and Christopher & Banks Company, collectively referred to as the “Company.”  As of June 30, 2004, the Company operated 571 stores in 43 states including 437 Christopher & Banks stores and 134 C.J. Banks stores.  The Company’s Christopher & Banks stores offer distinctive fashions featuring exclusively designed, coordinated assortments of sportswear and sweaters in sizes four to 16.  The Company’s C.J. Banks stores offer similar assortments of women’s specialty apparel in sizes 14W and up.

In the first three months of fiscal 2005, the Company opened 21 new Christopher & Banks stores and 12 new C.J. Banks stores.  The Company closed one store during the first quarter.  In the second and third quarters of fiscal 2005, the Company anticipates it will open approximately 65 additional new stores.  The Company intends to continue growing its store base by opening approximately 115 to 120 new stores in fiscal 2006.

The Company’s Board of Directors authorized a stock repurchase program in February 2004 enabling the Company to purchase up to $25 million of its common stock, subject to market conditions.  On June 28, 2004, the Company announced its Board of Directors authorized an increase in the stock repurchase program to $40 million from $25 million.  As of May 29, 2004, the Company had repurchased 846,000 shares of its common stock for a total cost, including commissions, of $14.8 million.  From June 1, 2004 through June 30, 2004, the Company purchased an additional 548,000 shares of its common stock for approximately $9.6 million, resulting in total purchases under the program of 1,394,000 shares at a total cost, including commissions, of approximately $24.4 million.

The common stock repurchased under the Company’s most recent authorization is being held in treasury and reduced the number of shares of the Company’s common stock outstanding by approximately 4%.  All of the Company’s share repurchases were executed in the open market and no shares were repurchased from related parties.  In addition, all of the Company’s share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  Depending on market conditions and the Company’s cash position, the Company may participate in additional stock repurchase programs in the future.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements contained within the Company’s Annual Report on Form 10-K.  Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s Consolidated Condensed Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

On an ongoing basis, the Company evaluates its estimates, including those related to customer product returns, inventories, income taxes, medical claims reserves and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There have been no material changes in the Company’s critical accounting policies during the quarter ended May 29, 2004.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company’s statement of income expressed as a percentage of net sales:

	Three Months Ended
	May 29, 2004	May 31, 2003

Net sales	100.0%	100.0%
Cost of sales, exclusive of depreciation and amortization	57.0	53.6
Gross profit, exclusive of depreciation and amortization	43.0	46.4
Selling, general and administrative expenses	24.0	24.3
Depreciation and amortization	3.1	2.9
Operating income	15.9	19.2
Interest income	0.2	0.2
Income before income taxes	16.1	19.4
Income tax provision	6.2	7.5
Net income	9.9%	11.9%

Three Months Ended May 29, 2004 Compared to Three Months Ended May 31, 2003

Net Sales.  Net sales for the three months ended May 29, 2004 were $102.6 million, an increase of $9.2 million or 10%, from $93.4 million for the three months ended May 31, 2003.  The increase in net sales resulted from an increase in the number of stores operated by the Company, partially offset by a 5% decline in same-store sales.  The Company operated 566 stores at May 29, 2004, compared to 472 stores at May 31, 2003.  The 5% decline in same-store sales was primarily attributable to weakness in the Company’s sweater business and a challenging retail environment.

The Company’s same-store sales data is calculated based on the change in net sales for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall.  The Company typically does not expand or relocate stores within a mall.  Stores where the square footage has been changed by more than 25 percent are excluded from the same-store sales calculation.  Stores closed during the year are included in the calculation of same-store sales only for the full months of the year the stores were open.

Gross Profit, exclusive of depreciation and amortization.  Gross profit, which is net sales less the cost of merchandise, buying expenses and occupancy costs, exclusive of depreciation and amortization, was $44.1 million, or 43.0% of net sales, during the first three months of fiscal 2005, compared to $43.3 million, or 46.4% of net sales, during the same period in fiscal 2004.  The decline in gross margin as a percent of net sales was partially the result of approximately 200 basis points of negative leveraging of store rent expense.  The negative leveraging of store rent expense resulted from a 5% decline in same-store sales combined with the operation of more stores in the first quarter of fiscal 2005 which were still in the buildup phase of their sales curve.  In addition, the Company experienced a decline in merchandise margins primarily due to higher markdowns resulting from weakness in the Company’s sweater business.

The Company’s gross profit may not be comparable to that of other entities as some entities, such as the Company, include all costs related to their distribution network in cost of sales, while other entities exclude a portion of these expenses from cost of sales and include them in selling, general and administrative expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended May 29, 2004 were $24.7 million, or 24.0% of net sales, compared to $22.7 million, or 24.3% of net sales, for the three months ended May 31, 2003.  The approximate 30 basis point decrease in selling, general and administrative expenses as a percent of net sales was primarily the result of decreased bonus and store supplies expense, partially offset by an increase in store salaries expense that could not be leveraged with a 5% decline in same-store sales.

Depreciation and Amortization.  Depreciation and amortization was $3.1 million, or 3.1% of net sales, in the first three months of fiscal 2005, compared to $2.7 million, or 2.9% of net sales, in the first three months of fiscal 2004. The increase in the amount of depreciation and amortization expense was a result of capital expenditures made during the past year.  The Company opened 96 new stores during the 12 months ended May 29, 2004.

Operating Income.  As a result of the foregoing factors, operating income for the three months ended May 29, 2004 was $16.3 million, or 15.9% of net sales, compared to operating income of $17.9 million, or 19.2% of net sales, for the three months ended May 31, 2003.

Interest Income.  For the three months ended May 29, 2004, interest income increased to $257,680 from $215,601 in the three months ended May 31, 2003.  The increase was a result of a higher average cash and short-term investment balance in the first three months of fiscal 2005 compared to the first three months of fiscal 2004.

Income Taxes.  Income tax expense in the first three months of fiscal 2005 was $6.4 million, with an effective tax rate of 38.6%, compared to $7.0 million, with an effective tax rate of 38.6%, in the first three months of fiscal 2004.

Net Income.  As a result of the foregoing factors, net income for the three months ended May 29, 2004 was $10.2 million, or 9.9% of net sales and $0.27 per diluted share, compared to $11.1 million, or 11.9% of net sales and $0.29 per diluted share, for the three months ended May 31, 2003.

Liquidity and Capital Resources

The Company’s principal on-going cash requirements are to finance the construction of new stores and the remodeling of certain existing stores, to purchase merchandise inventory and to fund other working capital requirements.  Merchandise purchases vary on a seasonal basis, peaking in the fall.  As a result, the Company’s cash requirements historically reach their peak in October or November.  Conversely, cash balances reach their peak in January, after the holiday season is completed.

Net cash provided by operating activities totaled $14.4 million in the first three months of fiscal 2005.  Net cash provided by investing activities included net redemptions of short-term investments of $5.0 million, partially offset by $4.5 million of capital expenditures.  The Company opened 33 new stores and completed seven store remodels during the three months ended May 29, 2004.

Net cash of $11.0 million was used by the Company for financing activities during the first three months of fiscal 2005.  In May 2004, the Company repurchased 552,000 shares of the Company’s common stock at a total cost, including commissions, of approximately $9.9 million.  The common stock purchased is being held in treasury.  In April 2004, the Company paid a quarterly cash dividend which totaled approximately $1.5 million.

The Company plans to fund approximately $20 to $22 million of capital expenditures during the last nine months of fiscal 2005 to open approximately 65 new stores, to complete 12 store remodels and to make various capital improvements at its headquarters and distribution center facility.  Additionally, management anticipates a portion of these capital expenditures will pertain to stores which the Company plans to open in the first quarter of fiscal 2006.  The Company intends to open approximately 115 to 120 new stores in fiscal 2006.  The Company expects its cash and short-term investments, combined with cash flows from operations, to be sufficient to meet its capital expenditure, working capital and other requirements for liquidity during the remainder of fiscal 2005 and throughout fiscal 2006.

The Company maintains an Amended and Restated Revolving Credit and Security Agreement with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”) which expires on June 30, 2006.  The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit of up to $40.0 million, subject to a borrowing base formula based on inventory levels.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s base rate, 4.0% as of May 29, 2004, plus 0.25%.  Interest is payable monthly in arrears.  The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement.  Facility fees totaled $946 for the three months ended May 29, 2004.  The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first three months of fiscal 2005.  Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at May 29, 2004 was $26.6 million.  As of May 29, 2004, the Company had outstanding letters of credit in the amount of $17.0 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $9.6 million at May 29, 2004.

The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of May 29, 2004, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of May 29, 2004:

		Contractual obligations due in
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years

Long-term debt	$—	$—	$—	$—	$—

Capital lease obligations	—	—	—	—	—

Operating leases	277,849,278	33,997,295	68,290,330	67,024,465	108,537,188

Purchase obligations	16,969,103	16,969,103	—	—	—

Other liabilities	—	—	—	—	—

Total	$294,818,381	$50,966,398	$68,290,330	$67,024,465	$108,537,188

The Company’s contractual obligations include operating leases for each of its retail store locations and vehicles, and purchase obligations consisting of $17.0 million of open purchase orders for goods currently in production with foreign suppliers.  These open purchase orders are generally secured by letters of credit.  As of May 29, 2004, the Company had no other contractual obligations relating to short or long-term debt, capital leases or non-cancelable purchase obligations.  In addition, the Company had no contractual obligations relating to the other liabilities recorded in the Company’s balance sheet under accounting principles generally accepted in the United States of America.  As of May 29, 2004, the Company’s other liabilities consisted of deferred rent, deferred revenue and deferred income taxes.

The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating the Company’s business.  The Company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the Company’s liquidity or the availability of capital resources.

The Company’s related party transactions are limited to employment agreements with certain officers.  In addition, the Company does not maintain any long-term or exclusive commitments or arrangements to purchase merchandise from any of its suppliers.

Merchandise Sourcing

The Company directly imports approximately 96% of its total merchandise purchases.  This reliance on sourcing from foreign countries may cause the Company to be exposed to certain risks.  Import restrictions, including tariffs and quotas, and changes in such restrictions, could affect the import of apparel and might result in increased costs, delays in merchandise receipts or reduced supplies of apparel available to the Company and could possibly have an adverse effect on the Company’s business, financial condition and results of operations.

The Company’s merchandise flow could also be adversely affected by political instability in any of the countries where its merchandise is manufactured or by changes in the United States’ governmental policies toward such foreign countries.  In addition, merchandise receipts could be delayed due to interruptions in air, ocean and ground shipments.

Substantially all of the Company’s directly imported merchandise is manufactured in Southeast Asia.  The majority of these goods are produced in China, Hong Kong, Indonesia and Singapore.  The Company is not currently importing merchandise produced in the Middle East.

The Company purchased approximately 30% and 25% of its merchandise from its largest overseas supplier in the first three months of fiscal 2005 and 2004, respectively.  Although the Company believes that its relationship with this particular vendor is good, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it can shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, there is some potential that any such disruption in supply could have a material adverse impact on the Company’s financial position and results of operations.

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

Inflation

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the quarters ended May 29, 2004 and May  31, 2003.

Forward Looking Information and Risk

Information contained in this Form 10-Q contains certain “forward-looking statements” which reflect the current view of the Company with respect to future events and financial performance.  Wherever used, terminology such as “may”, “will”, “expect”, “intend”, “plan”, “anticipate”, “estimate” or “continue”, or the negative thereof, or other variations thereon or comparable terminology reflect such forward-looking statements.

There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those matters discussed below and beginning on page 20 of the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 13, 2004.  Investors are cautioned that all forward-looking statements involve risks and uncertainty.  The factors, among others, that could cause actual results to differ materially include:  changes in general economic conditions, including recessionary effects which may affect consumers’ spending and debt levels; the Company’s ability to execute its business plan including the successful expansion of its Christopher & Banks and C.J. Banks concepts; the Company’s ability to open new stores on favorable terms and the timing of such store openings; the acceptance of the Company’s merchandising strategies by its target customers; the ability of the Company to anticipate fashion trends and consumer preferences; the loss of one or more of the Company’s key executives; continuity of a relationship with or purchases from major vendors, particularly those from whom the Company imports merchandise; timeliness of vendor production and deliveries; competitive pressures on sales and pricing; increases in other costs which cannot be recovered through improved pricing of merchandise; and the adverse effect of weather conditions from time to time on consumers’ ability or desire to purchase new clothing.  Since the Company relies heavily on sourcing from foreign vendors, there are risks and uncertainties including transportation delays related to ocean, air and ground shipments, political instability, work stoppages, changes in import and export controls and SARS related concerns or implications if the disease reappears.  The Company assumes no obligation to publicly update or revise its forward looking statements to reflect events or circumstances that may arise after the date of this Form 10-Q.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates.  The Company’s results of operations could be negatively impacted by decreases in interest rates on its short-term investments.

The Company is potentially exposed to market risk from changes in interest rates relating to its Revolving Credit and Security Agreement with Wells Fargo Bank.  Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s fluctuating base rate, 4.0% as of May 29, 2004, plus 0.25%.  However, the Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first three months of fiscal 2005 and, given its existing liquidity position, does not expect to utilize the Wells Fargo Revolver in the near future except for its continuing use of the import letter of credit facility.

All of the Company’s purchase obligations with foreign suppliers are denominated in U.S. dollars.  Therefore, the Company has only minimal exposure to foreign currency exchange risks.  The Company does not hedge against foreign currency risks and believes that the foreign currency exchange risk is immaterial.

The Company does not have any derivative financial instruments and does not hold any such instruments for trading purposes.

ITEM 4.

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

(b)       Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended May 29, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

ITEM 1.

LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.

ITEM 2.

CHANGES IN SECURITIES, USE OF PROCEEDS

AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 5, 2004, the Company publicly announced its Board of Directors authorized a stock repurchase program enabling the Company to purchase up to $25 million of its common stock, subject to market conditions.  On June 28, 2004, the Company publicly announced its Board of Directors authorized an increase in the stock repurchase program to $40 million from $25 million.  The following table contains information regarding the Company’s repurchases of its common stock pursuant to this publicly announced repurchase program during the three fiscal months ended May 29, 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program

May 1, 2004 - May 29, 2004	552,000	$17.93	846,000	$25.2 million

From June 1, 2004 through June 30, 2004, the Company purchased an additional 548,000 of its common stock at a total cost of approximately $9.6 million, resulting in total purchases under the program of 1,394,000 shares at a total cost, including commissions, of approximately $24.4 million.

All of the Company’s share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

ITEM 3.

DEFAULTS UPON

SENIOR SECURITIES

There has been no default with respect to any indebtedness of the Company.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the first three months of fiscal 2005.

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

CHRISTOPHER & BANKS CORPORATION

Dated: July 1, 2004	By	/S/ WILLIAM J. PRANGE

William J. Prange Chairman and Chief Executive Officer

Signing on behalf of the Registrant as principal executive officer.

Dated: July 1, 2004	By	/S/ ANDREW K. MOLLER

Andrew K. Moller Senior Vice President and Chief Financial Officer

Signing on behalf of the Registrant as principal financial officer.