Form 10-Q
period 2004-08-28
CHRISTOPHER & BANKS CORP
filed 2004-10-05
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2004

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

YES  ☒     NO  ☐

As of October 1, 2004, 35,732,946 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

FORM 10-Q QUARTERLY REPORT

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEET

(Unaudited)

	August 28, 2004	February 28, 2004	August 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$21,112,932	$34,955,015	$9,187,235
Short-term investments	29,942,391	53,844,025	54,834,668
Accounts receivable	4,361,397	3,253,001	5,160,400
Merchandise inventory, net	41,595,721	31,300,016	31,842,198
Other current assets	9,210,105	2,990,053	7,501,955
Total current assets	106,222,546	126,342,110	108,526,456

Property, equipment and improvements, net	87,498,755	80,122,243	77,308,454

Other assets	148,604	82,275	79,566

Total assets	$193,869,905	$206,546,628	$185,914,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,278,545	$6,823,287	$5,283,199
Accrued salaries, wages and related expenses	4,299,009	3,604,736	5,577,106
Other accrued liabilities	8,001,368	9,873,996	6,343,562
Total current liabilities	23,578,922	20,302,019	17,203,867

Other liabilities	9,683,507	8,442,627	4,817,335

Stockholders’ equity:
Preferred stock – $0.01 par value, 1,000,000 shares authorized, none outstanding	—	—	—
Common stock – $0.01 par value, 74,000,000 shares authorized, 42,287,696, 42,217,943 and 42,086,129 shares issued and 35,791,196, 37,521,443 and 37,683,629 shares outstanding at August 28, 2004, February 28, 2004 and August 30, 2003, respectively	422,857	422,191	420,804
Additional paid-in capital	59,785,885	59,307,323	57,166,899
Retained earnings	156,056,797	143,265,406	126,579,796
Common stock held in treasury, 6,496,500, 4,696,500 and 4,402,500 shares at cost at August 28, 2004, February 28, 2004 and August 30, 2003, respectively	(55,658,063)	(25,192,938)	(20,274,225)
Total stockholders’ equity	160,607,476	177,801,982	163,893,274

Total liabilities and stockholders’ equity	$193,869,905	$206,546,628	$185,914,476

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended
	August 28, 2004	August 30, 2003

Net sales	$96,372,990	$89,710,283

Cost of sales:
Merchandise, buying and occupancy	59,833,959	51,473,656

Gross profit	36,539,031	38,236,627

Selling, general and administrative	24,430,733	21,792,870

Depreciation and amortization	3,259,156	2,797,032

Operating income	8,849,142	13,646,725

Interest income	242,276	183,009

Income before income taxes	9,091,418	13,829,734

Income tax provision	3,509,288	5,338,278

Net income	$5,582,130	$8,491,456

Basic earnings per common share:

Net income	$0.15	$0.23

Basic shares outstanding	36,392,611	37,439,623

Diluted earnings per common share:

Net income	$0.15	$0.22

Diluted shares outstanding	36,900,195	38,449,547

Dividends declared and paid per share	$0.04	$—

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF INCOME

(Unaudited)

	Six Months Ended
	August 28, 2004	August 30, 2003

Net sales	$198,998,432	$183,083,312

Cost of sales:
Merchandise, buying and occupancy	118,349,402	101,564,338

Gross profit	80,649,030	81,518,974

Selling, general and administrative	49,083,703	44,491,206

Depreciation and amortization	6,406,252	5,447,297

Operating income	25,159,075	31,580,471

Interest income	499,956	398,610

Income before income taxes	25,659,031	31,979,081

Income tax provision	9,904,386	12,343,926

Net income	$15,754,645	$19,635,155

Basic earnings per common share:

Net income	$0.43	$0.53

Basic shares outstanding	36,949,458	37,334,308

Diluted earnings per common share:

Net income	$0.42	$0.51

Diluted shares outstanding	37,518,290	38,241,740

Dividends declared and paid per share	$0.08	$—

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	August 28, 2004	August 30, 2003
Cash flows from operating activities:
Net income	$15,754,645	$19,635,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,406,252	5,447,297
Income tax benefit on exercise of stock options	92,255	2,718,666
Deferred income taxes	879,089	—
Increase in other liabilities	385,806	8,724
Loss on disposal of furniture, fixtures and equipment	3,545	17,560
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,108,396)	(2,496,381)
Increase in merchandise inventory, net	(10,295,705)	(7,708,483)
Increase in other current assets	(6,244,067)	(1,501,275)
(Increase) decrease in other assets	(66,329)	223,582
Increase (decrease) in accounts payable	3,335,643	(1,788,236)
Decrease in accrued liabilities	(1,178,355)	(1,611,256)
Net cash provided by operating activities	7,964,383	12,945,353

Cash flows from investing activities:
Purchase of property, equipment and improvements	(12,667,994)	(11,254,970)
Proceeds from sale of furniture, fixtures and equipment	1,300	—
Purchases of short-term investments	(27,899,604)	(74,765,697)
Redemptions of short-term investments	51,801,238	75,743,522
Net cash provided by (used in) investing activities	11,234,940	(10,277,145)

Cash flows from financing activities:
Net proceeds from issuance of common stock	386,973	2,220,205
Dividends paid	(2,963,254)	—
Acquisition of common stock held in treasury	(30,465,125)	(3,980,414)
Net cash used in financing activities	(33,041,406)	(1,760,209)

Net increase (decrease) in cash and cash equivalents	(13,842,083)	907,999

Cash and cash equivalents at beginning of period	34,955,015	8,279,236

Cash and cash equivalents at end of period	$21,112,932	$9,187,235

Supplemental cash flow information:
Income taxes paid	$13,901,508	$12,716,949
Purchases of equipment and improvements included in accounts payable at end of period	$1,119,615	$2,354,704

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements included in this Form 10-Q have been prepared by Christopher & Banks Corporation and subsidiaries (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to such rules and regulations.  These unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2004.

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

NOTE 2 – SHORT-TERM INVESTMENTS

Short-term investments consisted of the following at August 28, 2004 and August 30, 2003:

Description	Maturity Dates	August 28, 2004	August 30, 2003

Corporate debt securities	Within one year	$12,942,391	$44,834,668
U.S. Government debt securities	Two to three years, callable within one year	17,000,000	10,000,000

		$29,942,391	$54,834,668

NOTE 3 – MERCHANDISE INVENTORY, NET

Merchandise inventory, net consisted of the following at August 28, 2004 and August 30, 2003:

Description	August 28, 2004	August 30, 2003

Merchandise inventory - in store	$27,599,968	$24,147,702
Merchandise inventory - in transit	14,690,377	7,887,418
Allowance for permanent markdowns	(694,624)	(192,922)

	$41,595,721	$31,842,198

NOTE 4 – PROPERTY, EQUIPMENT, AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following at August 28, 2004 and August 30, 2003:

Description	Estimated Useful Life	August 28, 2004	August 30, 2003

Land	—	$1,596,898	$1,596,898
Corporate office, distribution center and related building improvements	25 years	8,742,060	8,703,608
Store leasehold improvements	Term of related lease,
	typically 10 years	46,781,483	38,485,573
Store furniture and fixtures	Three to seven years	53,905,988	41,692,529
Point of sale hardware and software	Five years	6,617,299	5,723,387
Corporate office and distribution center furniture, fixtures and equipment	Seven years	2,267,949	2,135,915
Computer hardware and software	Three to five years	3,160,265	2,679,927
Construction in progress	—	10,041,338	11,433,503

		133,113,280	112,451,340
Less accumulated depreciation and amortization		45,614,525	35,142,886

Net property, equipment and improvements		$87,498,755	$77,308,454

NOTE 5 – ACCRUED LIABILITIES

Other accrued liabilities consisted of the following at August 28, 2004 and August 30, 2003:

Description	August 28, 2004	August 30, 2003

Gift card, certificate and store credit liability	$4,079,781	$2,866,350
Accrued occupancy related expenses	988,037	794,619
Other accrued liabilities	2,933,550	2,682,593

	$8,001,368	$6,343,562

NOTE 6 – LONG-TERM DEBT

The Company maintains an Amended and Restated Revolving Credit and Security Agreement with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”) which expires on June 30, 2006.  The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit of up to $40.0 million, subject to a borrowing base formula based on inventory levels.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s base rate, 4.5% as of August 28, 2004, plus 0.25%.  Interest is payable monthly in arrears.  The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement.  Facility fees totaled $2,109 for the six months ended August 28, 2004.  The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first six months of fiscal 2005.  Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at August 28, 2004 was $28.2 million.  As of August 28, 2004, the Company had outstanding letters of credit in the amount of $17.5 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $10.7 million at August 28, 2004.

The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of August 28, 2004, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

NOTE 7 – STOCKHOLDERS’ EQUITY

In September 2003, the Company’s Board of Directors declared an on-going cash dividend of $0.04 per share to be paid quarterly, subject to Board approval.  In the first half of fiscal 2005, quarterly dividends were paid on April 6, 2004 and July 6, 2004 to shareholders of record as of March 19, 2004 and June 18, 2004, respectively.  On September 2, 2004, the Company declared another quarterly dividend of $0.04 per share to be paid October 5, 2004 to shareholders of record as of September 20, 2004.

The Company’s Board of Directors authorized a stock repurchase program in February 2004 enabling the Company to purchase up to $25 million of its common stock, subject to market conditions.  On June 28, 2004, the Company announced its Board of Directors authorized an increase in the stock repurchase program to $40 million from $25 million.  As of August 28, 2004, the Company had repurchased 2,094,000 shares of its common stock for a total cost, including commissions, of $35.4 million.  From August 29, 2004 through October 1, 2004, the Company purchased an additional 69,500 shares of its common stock for approximately $1.2 million, resulting in total purchases under the program of 2,163,500 shares at a total cost, including commissions, of approximately $36.6 million.

The common stock repurchased under the Company’s most recent authorization is being held in treasury and reduced the number of shares of the Company’s common stock outstanding by approximately 6%.  All of the Company’s share repurchases were executed in the open market and no shares were repurchased from related parties.  In addition, all of the Company’s share repurchases were executed in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  Depending on market conditions and the Company’s cash position, the Company may participate in additional stock repurchase programs in the future.

NOTE 8 – NET INCOME PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the applicable periods, while diluted EPS is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding.

The following is a reconciliation of the number of shares and per share amounts used in the basic and diluted EPS computations:

	Three Months Ended
	August 28, 2004		August 30, 2003
	Shares	Net Income	Shares	Net Income

Basic EPS	36,392,611	$0.15	37,439,623	$0.23

Effect of dilutive stock options	507,584	0.00	1,009,924	(0.01)

Diluted EPS	36,900,195	$0.15	38,449,547	$0.22

	Six Months Ended
	August 28, 2004		August 30, 2003
	Shares	Net Income	Shares	Net Income

Basic EPS	36,949,458	$0.43	37,334,308	$0.53

Effect of dilutive stock options	568,832	(0.01)	907,432	(0.02)

Diluted EPS	37,518,290	$0.42	38,241,740	$0.51

Stock options of 2,673,449 and 1,522,349 were excluded from the shares used in the computation of diluted EPS for the three and six months ended August 28, 2004 as they were anti-dilutive.  All stock options for the three and six months ended August 30, 2003 were included in the diluted EPS calculation.

NOTE 9 – STOCK-BASED COMPENSATION

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

	Three Months Ended
	August 28, 2004	August 30, 2003
Net income—as reported	$5,582,130	$8,491,456
Add stock-based compensation expense included in net income, net of related tax effects	—	—
Less total stock-based compensation expense determined under fair value method, net of related tax effects	823,798	739,384
Net income—pro forma	$4,758,332	$7,752,072

Basic earnings per common share:
As reported	$0.15	$0.23
Pro forma	$0.13	$0.21

Diluted earnings per common share:
As reported	$0.15	$0.22
Pro forma	$0.13	$0.20

	Six Months Ended
	August 28, 2004	August 30, 2003
Net income—as reported	$15,754,645	$19,635,155
Add stock-based compensation expense included in net income, net of related tax effects	—	—
Less total stock-based compensation expense determined under fair value method, net of related tax effects	1,640,521	1,408,136
Net income—pro forma	$14,114,124	$18,227,019

Basic earnings per common share:
As reported	$0.43	$0.53
Pro forma	$0.38	$0.49

Diluted earnings per common share:
As reported	$0.42	$0.51
Pro forma	$0.38	$0.48

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

Overview

Christopher & Banks Corporation is a Minneapolis-based retailer of women’s specialty apparel, which operates stores through its wholly-owned subsidiaries, Christopher & Banks, Inc. and Christopher & Banks Company, collectively referred to as the “Company.”  As of October 1, 2004, the Company operated 599 stores in 44 states including 453 Christopher & Banks stores and 146 C.J. Banks stores.  The Company’s Christopher & Banks stores offer distinctive fashions featuring exclusively designed, coordinated assortments of sportswear and sweaters in sizes four to 16.  The Company’s C.J. Banks stores offer similar assortments of women’s specialty apparel in sizes 14W and up.

In the first six months of fiscal 2005, the Company opened 34 new Christopher & Banks stores and 18 new C.J. Banks stores.  The Company closed one store during the first half of fiscal 2005.  In the third quarter of fiscal 2005, the Company anticipates it will open approximately 26 additional Christopher & Banks stores and 16 more C.J. Banks stores.  The Company intends to continue growing its store base by opening approximately 115 to 120 new stores in fiscal 2006.

The Company’s Board of Directors authorized a stock repurchase program in February 2004 enabling the Company to purchase up to $25 million of its common stock, subject to market conditions.  On June 28, 2004, the Company announced its Board of Directors authorized an increase in the stock repurchase program to $40 million from $25 million.  As of August 28, 2004, the Company had repurchased 2,094,000 shares of its common stock for a total cost, including commissions, of $35.4 million.  From August 29, 2004 through October 1, 2004, the Company purchased an additional 69,500 shares of its common stock for approximately $1.2 million, resulting in total purchases under the program of 2,163,500 shares at a total cost, including commissions, of approximately $36.6 million.

The common stock repurchased under the Company’s most recent authorization is being held in treasury and reduced the number of shares of the Company’s common stock outstanding by approximately 6%.  All of the Company’s share repurchases were executed in the open market and no shares were repurchased from related parties.  In addition, all of the Company’s share repurchases were conducted in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  Depending on market conditions and the Company’s cash position, the Company may participate in additional stock repurchase programs in the future.

On September 28, 2004, the Company entered into an asset purchase agreement, the “purchase agreement,” with Gilmore Brothers, Inc., a privately held women’s specialty retailer operating 20 stores in nine states under the name “Acorn.”  Under the purchase agreement, the Company will purchase substantially all of the assets of Acorn for approximately $7 in cash.  The Company’s Board of Directors and the Board of Directors and sole shareholder of Gilmore Brothers, Inc. have approved the purchase agreement and the transaction is expected to close within 45 days.

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

On an ongoing basis, the Company evaluates its estimates, including those related to customer product returns, inventories, income taxes, insurance claims and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There have been no material changes in the Company’s critical accounting policies during the quarter or six months ended August 28, 2004.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company’s statement of income expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	August 28, 2004	August 30, 2003	August 28, 2004	August 30, 2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.1	57.4	59.5	55.5
Gross profit	37.9	42.6	40.5	44.5
Selling, general and administrative expenses	25.4	24.3	24.7	24.3
Depreciation and amortization	3.3	3.1	3.2	3.0
Operating income	9.2	15.2	12.6	17.2
Interest income	0.2	0.2	0.2	0.2
Income before income taxes	9.4	15.4	12.8	17.4
Income tax provision	3.6	5.9	4.9	6.7
Net income	5.8%	9.5%	7.9%	10.7%

Three Months Ended August 28, 2004

Compared to Three Months Ended August 30, 2003

Net Sales.  Net sales for the three months ended August 28, 2004 were $96.4 million, an increase of $6.7 million or 7.5%, from $89.7 million for the three months ended August 30, 2003.  The increase in net sales resulted from an increase in the number of stores operated by the Company, partially offset by a 6% decline in same-store sales.  The Company operated 585 stores at August 28, 2004, compared to 494 stores at August 30, 2003.  The 6% decline in same-store sales was primarily attributable to weakness in the Company’s sweater business and a challenging retail environment.

The Company’s same-store sales data is calculated based on the change in net sales for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall.  The Company typically does not expand or relocate stores within a mall.  Stores where the square footage has changed by more than 25 percent (one store for the three months August 28, 2004) are excluded from the same-store sales calculation.  Stores closed during the year are included in the calculation of same-store sales only for the full months of the year that the stores were open.

Gross Profit.  Gross profit, which is net sales less the cost of merchandise, buying expenses and occupancy costs was $36.5 million, or 37.9% of net sales, during the second quarter of fiscal 2005, compared to $38.2 million, or 42.6% of net sales, during the same period in fiscal 2004.  The decline in gross margin as a percent of net sales was mainly the result of a decrease in merchandise margins primarily due to higher markdowns, combined with negative leveraging of store rent expense.  The negative leveraging of store rent expense resulted from a 6% decline in same-store sales combined with operating more stores in the second quarter of fiscal 2005 which were still in the buildup phase of their sales curve.

The Company’s gross profit may not be comparable to that of other entities as some entities, such as the Company, include all costs related to their distribution network in cost of sales, while other entities exclude a portion of these expenses from cost of sales and include them in selling, general and administrative expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended August 28, 2004 were $24.4 million, or 25.4% of net sales, compared to $21.8 million, or 24.3% of net sales, for the three months ended August 30, 2003.  The increase in selling, general and administrative expenses as a percent of net sales was primarily the result of an increase in store salaries expense which had negative leverage due to the Company’s 6% decline in same-store sales.  The increased costs were partially offset by a decrease in bonus expense.

Depreciation and Amortization.  Depreciation and amortization was $3.3 million, or 3.3% of net sales, in the second quarter of fiscal 2005, compared to $2.8 million, or 3.1% of net sales, in the second quarter of fiscal 2004. The increase in depreciation and amortization expense was a result of capital expenditures made during the past year.  The Company opened 93 new stores during the 12 months ended August 28, 2004.

Operating Income.  As a result of the foregoing factors, operating income for the quarter ended August 28, 2004 was $8.8 million, or 9.2% of net sales, compared to operating income of $13.6 million, or 15.2% of net sales, for the three months ended August 30, 2003.

Interest Income.   For the three months ended August 28, 2004, interest income increased to $242,276 from $183,009 in the three months ended August 30, 2003.  The increase was a result of a higher average cash and short-term investment balance, combined with slightly higher interest rates on short-term investments, in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004.

Income Taxes.  Income tax expense in the second quarter of fiscal 2005 was $3.5 million, with an effective tax rate of 38.6%, compared to $5.3 million, with an effective tax rate of 38.6%, in the second quarter of fiscal 2004.

Net Income.  As a result of the foregoing factors, net income for the three months ended August 28, 2004 was $5.6 million, or 5.8% of net sales and $0.15 per diluted share, compared to $8.5 million, or 9.5% of net sales and $0.22 per diluted share, for the three months ended August 30, 2003.

Six Months Ended August 28, 2004

Compared to Six Months Ended August 30, 2003

Net Sales.  Net sales for the six months ended August 28, 2004 were $199.0 million, an increase of $15.9 million or 8.7%, from $183.1 million for the six months ended August 30, 2003.  The increase in net sales resulted from an increase in the number of stores operated by the Company, partially offset by a 5% decline in same-store sales.  The Company operated 585 stores at August 28, 2004, compared to 494 stores at August 30, 2003.  The 5% decline in same-store sales was primarily attributable to weakness in the Company’s sweater business and a challenging retail environment.

The Company’s same-store sales data is calculated based on the change in net sales for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall.  The Company typically does not expand or relocate stores within a mall.  Stores where the square footage has changed by more than 25 percent (one store for the six months ended August 28, 2004) are excluded from the same-store sales calculation.  Stores closed during the year are included in the calculation of same-store sales only for the full months of the year that the stores were open.

Gross Profit.  Gross profit, which is net sales less the cost of merchandise, buying expenses and occupancy costs was $80.6 million, or 40.5% of net sales, during the first half of fiscal 2005, compared to $81.5 million, or 44.5% of net sales, during the same period in fiscal 2004.  The decline in gross margin as a percent of net sales was mainly the result of negative leveraging of store rent expense, combined with a decrease in merchandise margins primarily due to higher markdowns.  The negative leveraging of store rent expense resulted from a 5% decline in same-store sales combined with operating more stores in the second half of fiscal 2005 which were still in the buildup phase of their sales curve.

The Company’s gross profit may not be comparable to that of other entities as some entities, such as the Company, include all costs related to their distribution network in cost of sales, while other entities exclude a portion of these expenses from cost of sales and include them in selling, general and administrative expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the six months ended August 28, 2004 were $49.1 million, or 24.7% of net sales, compared to $44.5 million, or 24.3% of net sales, for the six months ended August 30, 2003.  The increase in selling, general and administrative expenses as a percent of net sales was primarily the result of an increase in store salaries expense which had negative leverage due to the Company’s 5% decline in same-store sales.  The increased costs were partially offset by a decrease in bonus expense.

Depreciation and Amortization.  Depreciation and amortization was $6.4 million, or 3.2% of net sales, in the first half of fiscal 2005, compared to $5.4 million, or 3.0% of net sales, in the first half of fiscal 2004. The increase in depreciation and amortization expense was a result of capital expenditures made during the past year.  The Company opened 93 new stores during the 12 months ended August 28, 2004.

Operating Income.  As a result of the foregoing factors, operating income for the six months ended August 28, 2004 was $25.2 million, or 12.6% of net sales, compared to operating income of $31.6 million, or 17.2% of net sales, for the six months ended August 30, 2003.

Interest Income.   For the six months ended August 28, 2004, interest income increased to $499,956 from $398,610 for the six months ended August 30, 2003.  The increase was a result of a higher average cash and short-term investment balance, combined with slightly higher interest rates on short-term investments, in the first half of fiscal 2005 compared to the first half of fiscal 2004.

Income Taxes.  Income tax expense in the first half of fiscal 2005 was $9.9 million, with an effective tax rate of 38.6%, compared to $12.3 million, with an effective tax rate of 38.6%, in the first half of fiscal 2004.

Net Income.  As a result of the foregoing factors, net income for the six months ended August 28, 2004 was $15.8 million, or 7.9% of net sales and $0.42 per diluted share, compared to $19.6 million, or 10.7% of net sales and $0.51 per diluted share, for the six months ended August 30, 2003.

In the first six months of fiscal 2005, diluted earnings of approximately $0.01 per share can be attributed to the Company’s repurchase of 2,094,000 shares of its common stock in February 2004 and the first half of fiscal 2005.

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

Net cash provided by operating activities totaled $8.0 million in the first six months of fiscal 2005.  Net cash provided by investing activities included net redemptions of short-term investments of $23.9 million, partially offset by $12.7 million of capital expenditures.  The Company opened 52 new stores and completed 14 store remodels during the six months ended August 28, 2004.

Net cash of $33.0 million was used by the Company for financing activities in the first six months of fiscal 2005.  The Company repurchased 1,800,000 shares of the Company’s common stock at a total cost, including commissions, of approximately $30.5 million during the six months ended August 28, 2004.  The common stock repurchased is being held in treasury.  In April and July 2004, the Company paid quarterly cash dividends which together totaled approximately $3.0 million.

The Company plans to fund approximately $12 to $14 million of capital expenditures during the last six months of fiscal 2005 to open approximately 42 additional new stores, to complete five store remodels and to make various capital improvements at its headquarters and distribution center facility.  Additionally, management anticipates a portion of these capital expenditures will pertain to stores which the Company plans to open in the first quarter of fiscal 2006.  The Company intends to open approximately 115 to 120 new stores in fiscal 2006.  The Company expects its cash and short-term investments, combined with cash flows from operations, to be sufficient to meet its capital expenditure, working capital and other requirements for liquidity during the remainder of fiscal 2005 and throughout fiscal 2006.

The Company maintains an Amended and Restated Revolving Credit and Security Agreement with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”) which expires on June 30, 2006.  The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit of up to $40.0 million, subject to a borrowing base formula based on inventory levels.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s base rate, 4.5% as of August 28, 2004, plus 0.25%.  Interest is payable monthly in arrears.  The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement.  Facility fees totaled $2,109 for the six months ended August 28, 2004.  The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first six months of fiscal 2005.  Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at August 28, 2004 was $28.2 million.  As of August 28, 2004, the Company had outstanding letters of credit in the amount of $17.5 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $10.7 million at August 28, 2004.

The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of August 28, 2004, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of August 28, 2004:

		Contractual obligations due in
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years

Long-term debt	$—	$—	$—	$—	$—

Capital lease obligations	—	—	—	—	—

Operating leases	283,354,265	35,343,790	70,962,818	69,271,644	107,776,013

Purchase obligations	17,484,776	17,484,776	—	—	—

Other liabilities	—	—	—	—	—

Total	$300,839,041	$52,828,566	$70,962,818	$69,271,644	$107,776,013

The Company’s contractual obligations include operating leases for each of its retail store locations and leased vehicles, and purchase obligations consisting of $17.5 million of open purchase orders for goods currently in production with foreign suppliers.  These open purchase orders are generally secured by letters of credit.  As of August 28, 2004, the Company had no other contractual obligations relating to short or long-term debt, capital leases or non-cancelable purchase obligations.  In addition, the Company had no contractual obligations relating to the other liabilities recorded on or off the Company’s balance sheet under accounting principles generally accepted in the United States of America.  As of August 28, 2004, the Company’s other liabilities consisted of deferred rent, deferred revenue and deferred income taxes.

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

The Company purchased approximately 33% and 31% of its merchandise from its largest overseas supplier in the first six months of fiscal 2005 and 2004, respectively.  Although the Company believes that its relationship with this particular vendor is good, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it can shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, there is some potential that any such disruption in supply could have a material adverse impact on the Company’s financial position and results of operations.

Furthermore, on December 31, 2004, quota restrictions on the importing of apparel into the United States of America from foreign countries which are members of the World Trade Organization are expected to expire.  The effect this quota expiration will have on global sourcing patterns is uncertain but is likely to continue retail price deflation.  Management currently believes that the Company’s sourcing strategy will allow the Company to adjust to potential shifts in availability of apparel following the expiration of these quotas.

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

Inflation

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on its results of operations during the quarters and six month periods ended August 28, 2004 and August 30, 2003.

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

There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those matters discussed below and beginning on page 20 of the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 13, 2004.  Investors are cautioned that all forward-looking statements involve risks and uncertainty.  The factors, among others, that could cause actual results to differ materially include:  changes in general economic conditions, including recessionary effects which may affect consumers’ spending and debt levels; the Company’s ability to execute its business plan including the successful expansion of its Christopher & Banks and C.J. Banks concepts; the Company’s ability to open new stores on favorable terms and the timing of such store openings; the acceptance of the Company’s merchandising strategies by its target customers; the ability of the Company to anticipate fashion trends and consumer preferences; the loss of one or more of the Company’s key executives; continuity of a relationship with or purchases from major vendors, particularly those from whom the Company imports merchandise; timeliness of vendor production and deliveries; competitive pressures on sales and pricing; increases in other costs which cannot be recovered through improved pricing of merchandise; and the adverse effect of weather conditions from time to time on consumers’ ability or desire to purchase new clothing.  Since the Company relies heavily on sourcing from foreign vendors, there are risks and uncertainties including transportation delays related to ocean, air and ground shipments, political instability, work stoppages,  and changes in import and export controls including quota restrictions and the expiration thereof.  The Company assumes no obligation to publicly update or revise its forward looking statements to reflect events or circumstances that may arise after the date of this Form 10-Q.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates.  The Company’s results of operations could be negatively impacted by decreases in interest rates on its short-term investments.

The Company is potentially exposed to market risk from changes in interest rates relating to its Revolving Credit and Security Agreement with Wells Fargo Bank.  Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s fluctuating base rate, 4.5% as of August 28, 2004, plus 0.25%.  However, the Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first six months of fiscal 2005 and, given its existing liquidity position, does not expect to utilize the Wells Fargo Revolver in the near future except for its continuing use of the import letter of credit facility.

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

(b)       Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended August 28, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

ITEM 1.
LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS

On February 5, 2004, the Company announced its Board of Directors authorized a stock repurchase program enabling the Company to purchase up to $25 million of its common stock, subject to market conditions.  On June 28, 2004, the Company announced its Board of Directors authorized an increase in the stock repurchase program to $40 million from $25 million.  The following table contains information regarding the Company’s repurchases of its common stock pursuant to this repurchase program during each fiscal month of the quarterly period ended August 28, 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program

May 30, 2004 - June 26, 2004	548,000	$17.41	1,394,000	$15.6 million

June 27, 2004 - July 31, 2004	450,000	$15.79	1,844,000	$8.5 million

August 1, 2004 - August 28, 2004	250,000	$15.35	2,094,000	$4.6 million

From August 29, 2004 through October 1, 2004, the Company purchased an additional 69,500 shares of its common stock at a total cost of approximately $1.2 million, resulting in total purchases under the program of 2,163,500 shares at a total cost, including commissions, of approximately $36.6 million.

All of the Company’s share repurchases were executed in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

ITEM 3.
DEFAULTS UPON
SENIOR SECURITIES

There has been no default with respect to any indebtedness of the Company.

ITEM 4.
SUBMISSION OF MATTERS TO
A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on July 28, 2004, in Minneapolis, Minnesota.  The Company solicited proxies and filed definitive proxy statements with the United States Securities and Exchange Commission pursuant to Regulation 14A.  Holders of 35,555,171 shares of the Company’s common stock were present in person, or by proxy, representing 95.86% of the Company’s 37,091,196 shares outstanding on the record date.  The matters voted upon and the votes cast at the meeting were as follows:

Item 1:    Election of two Class 3 directors to serve on the Board of Directors for a term of three years

(expiring in 2007):

Vote
	For	Witheld
Anne L. Jones	34,806,629	748,542
Robert Ezrilov	35,453,598	101,573

Other individuals whose term of office as Director continued after the meeting included William J. Prange, Joseph E. Pennington, James J. Fuld, Jr., Larry C. Barenbaum and Donald D. Beeler.

Item 2:  Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending February 26, 2005:

Vote
For	Against	Abstain	Broker Non-Vote
35,370,610	164,022	20,539	0

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

(b)          Reports on Form 8-K:

On June 22, 2004, the Company filed a current report on Form 8-K with respect to the press release issued by the Company on June 22, 2004 disclosing material nonpublic information regarding the Company’s results of operations for the quarter ended May 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated: October 5, 2004	By	/S/ WILLIAM J. PRANGE

William J. Prange
Chairman and Chief Executive Officer

Signing on behalf of the Registrant as principal executive officer.

Dated: October 5, 2004	By	/S/ ANDREW K. MOLLER

Andrew K. Moller
Senior Vice President and Chief Financial Officer

Signing on behalf of the Registrant as principal financial officer.