Form 10-Q
period 2004-11-27
CHRISTOPHER & BANKS CORP
filed 2005-01-06
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2004

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

YES  ☒     NO    ☐

As of December 24, 2004, 35,707,604 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

FORM 10-Q QUARTERLY REPORT

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEET
(Unaudited)

	November 27, 2004	February 28, 2004	November 29, 2003

ASSETS

Current assets:
Cash and cash equivalents	$24,313,228	$34,955,015	$21,157,278
Short-term investments	17,000,000	53,844,025	50,865,109
Accounts receivable	8,124,548	3,253,001	8,070,449
Merchandise inventory, net	48,324,674	31,300,016	40,229,494
Other current assets	8,017,336	2,990,053	2,179,932
Total current assets	105,779,786	126,342,110	122,502,262

Property, equipment and improvements, net	91,919,906	80,122,243	78,254,540

Other assets:
Goodwill	3,587,052	—	—
Intangible assets	820,903	—	—
Other	147,186	82,275	85,198
Total other assets	4,555,141	82,275	85,198

Total assets	$202,254,833	$206,546,628	$200,842,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,118,414	$6,823,287	$4,599,570
Accrued salaries, wages and related expenses	6,349,486	3,604,736	7,228,844
Other accrued liabilities	10,287,395	9,873,996	8,316,932
Total current liabilities	28,755,295	20,302,019	20,145,346

Other liabilities	10,369,598	8,442,627	4,997,159

Stockholders’ equity:
Preferred stock – $0.01 par value, 1,000,000 shares authorized, none outstanding	—	—	—
Common stock – $0.01 par value, 74,000,000 shares authorized, 42,492,340, 42,217,943 and 42,203,193 shares issued and 35,707,604, 37,521,443 and 37,800,693 shares outstanding at November 27, 2004, February 28, 2004 and November 29, 2003, respectively	424,904	422,191	422,012
Additional paid-in capital	60,858,905	59,307,323	59,089,525
Retained earnings	162,422,225	143,265,406	136,462,183
Common stock held in treasury, 6,784,736, 4,696,500 and 4,402,500 shares at cost at November 27, 2004, February 28, 2004 and November 29, 2003, respectively	(60,576,094)	(25,192,938)	(20,274,225)
Total stockholders’ equity	163,129,940	177,801,982	175,699,495

Total liabilities and stockholders’ equity	$202,254,833	$206,546,628	$200,842,000

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	November 27, 2004	November 29, 2003

Net sales	$120,591,749	$107,285,093

Cost of sales:
Merchandise, buying and occupancy	75,569,103	62,211,393

Gross profit	45,022,646	45,073,700

Selling, general and administrative	29,042,424	23,628,568

Depreciation and amortization	3,475,561	3,044,316

Operating income	12,504,661	18,400,816

Interest income	189,629	149,747

Income before income taxes	12,694,290	18,550,563

Income tax provision	4,899,995	7,160,516

Net income	$7,794,295	$11,390,047

Basic earnings per common share:

Net income	$0.22	$0.30

Basic shares outstanding	35,679,893	37,746,842

Diluted earnings per common share:

Net income	$0.22	$0.29

Diluted shares outstanding	36,161,429	38,705,066

Dividends declared and paid per share	$0.04	$0.04

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF INCOME
(Unaudited)

	Nine Months Ended
	November 27, 2004	November 29, 2003

Net sales	$319,590,181	$290,368,405

Cost of sales:
Merchandise, buying and occupancy	193,918,505	163,775,731

Gross profit	125,671,676	126,592,674

Selling, general and administrative	78,126,127	68,119,773

Depreciation and amortization	9,881,813	8,491,613

Operating income	37,663,736	49,981,288

Interest income	689,585	548,357

Income before income taxes	38,353,321	50,529,645

Income tax provision	14,804,381	19,504,442

Net income	$23,548,940	$31,025,203

Basic earnings per common share:

Net income	$0.64	$0.83

Basic shares outstanding	36,526,270	37,471,820

Diluted earnings per common share:

Net income	$0.64	$0.81

Diluted shares outstanding	37,066,003	38,397,840

Dividends declared and paid per share	$0.12	$0.04

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	November 27, 2004	November 29, 2003
Cash flows from operating activities:
Net income	$23,548,940	$31,025,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,881,813	8,491,613
Income tax benefit on exercise of stock options	366,479	3,235,248
Deferred income taxes	1,361,676	—
Increase in other liabilities	602,494	188,548
Loss on disposals of furniture, fixtures and equipment	12,386	41,190
Changes in operating assets and liabilities, exclusive of acquisition:
Increase in accounts receivable	(4,788,184)	(5,406,430)
Increase in merchandise inventory, net	(15,435,525)	(16,095,779)
(Increase) decrease in other current assets	(4,942,880)	3,820,748
(Increase) decrease in other assets	(64,911)	217,950
Increase (decrease) in accounts payable	5,004,993	(431,045)
Increase in accrued liabilities	3,066,222	2,013,852
Net cash provided by operating activities	18,613,503	27,101,098

Cash flows from investing activities:
Purchases of property, equipment and improvements	(20,087,298)	(17,311,373)
Proceeds from sale of furniture, fixtures and equipment	1,300	1,551
Acquistion, net of cash acquired	(7,425,856)	—
Purchases of short-term investments	(27,899,604)	(97,700,236)
Redemptions of short-term investments	64,743,629	102,647,620
Net cash provided by (used in) investing activities	9,332,171	(12,362,438)

Cash flows from financing activities:
Exercise of stock options	1,187,818	3,627,457
Dividends paid	(4,392,123)	(1,507,661)
Acquisition of common stock held in treasury	(35,383,156)	(3,980,414)
Net cash used in financing activities	(38,587,461)	(1,860,618)

Net increase (decrease) in cash and cash equivalents	(10,641,787)	12,878,042

Cash and cash equivalents at beginning of period	34,955,015	8,279,236

Cash and cash equivalents at end of period	$24,313,228	$21,157,278

Supplemental cash flow information:
Income taxes paid	$16,180,970	$13,396,577
Purchases of equipment and improvements included in accounts payable at end of period	$290,134	$313,884

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

NOTE 2 – ACQUISITION OF ACORN STORES

On November 1, 2004, the Company acquired the assets and assumed certain liabilities of Gilmore Brothers Inc., a privately held women’s specialty retailer operating stores under the name “Acorn,” for approximately $7.4 million in cash. The Company funded the purchase from current cash balances and redemptions of short-term investments. Of the $7.4 million, $2.3 million was placed in escrow to satisfy certain obligations of Gilmore Brothers, Inc. not assumed by the Company. The Company plans to continue to operate Acorn as a division of Christopher & Banks, Inc.

As of November 1, 2004, Acorn operated 21 stores in nine states that offer upscale women’s fashions along with complementary jewelry and accessories under private and branded labels. The transaction was accounted for under the purchase method of accounting and accordingly, the results of operations of Acorn have been consolidated in the Company’s financial statements from the date of acquisition.

The total purchase price has been allocated to the assets acquired and liabilities assumed from Gilmore Brothers, Inc., based on their respective estimated fair values as of the date of acquisition. The purchase price allocation resulted in excess consideration, over the estimated fair value of the net assets acquired, of approximately $3.6 million, which has been assigned to goodwill. A summary of the allocation of the purchase price follows:

Cash	$6,300
Accounts receivable	83,363
Merchandise inventory	1,589,133
Other current assets	121,601
Property, equipment and improvements	1,306,634
Intangible assets	830,000
Goodwill	3,587,052
Total assets acquired	7,524,083

Accrued liabilities assumed	(91,927)

Net assets acquired	$7,432,156

The intangible assets acquired pertained to customer lists and other information relating to the Acorn Awards program, a preferred customer shopping program. The intangible assets will be amortized over their estimated useful lives, ranging from three to nine years. The resulting amortization expense has been included in depreciation and amortization in the consolidated statement of income.

NOTE 3 – SHORT-TERM INVESTMENTS

Short-term investments consisted of the following at November 27, 2004 and November 29, 2003:

Description	Maturity Dates	November 27, 2004	November 29, 2003

Corporate debt securities	Within one year	$—	$33,865,109
U.S. Government debt securities	Two to three years, callable within one year	17,000,000	17,000,000

		$17,000,000	$50,865,109

NOTE 4 – MERCHANDISE INVENTORY, NET

Merchandise inventory, net consisted of the following at November 27, 2004 and November 29, 2003:

Description	November 27, 2004	November 29, 2003

Merchandise inventory - in store	$39,173,777	$31,276,046
Merchandise inventory - in transit	9,744,399	9,135,296
Allowance for permanent markdowns	(593,502)	(181,848)

	$48,324,674	$40,229,494

NOTE 5 – PROPERTY, EQUIPMENT, AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following at November 27, 2004 and November 29, 2003:

Description	Estimated Useful Life	November 27, 2004	November 29, 2003

Land	—	$1,596,898	$1,596,898
Corporate office, distribution center and related building improvements	25 years	8,742,060	8,730,651
Store leasehold improvements	Term of related lease, typically 10 years	49,240,550	41,183,045
Store furniture and fixtures	Three to seven years	56,565,053	45,748,431
Point of sale hardware and software	Five years	6,949,397	6,143,301
Corporate office and distribution center furniture, fixtures and equipment	Seven years	2,278,899	2,140,446
Computer hardware and software	Three to five years	3,526,249	2,711,609
Construction in progress	—	10,916,855	7,020,223

		139,815,961	115,274,604
Less accumulated depreciation and amortization		(47,896,055)	(37,020,064)

Net property, equipment and improvements		$91,919,906	$78,254,540

NOTE 6 – GOODWILL

The changes in the carrying amount of goodwill for the nine months ended November 27, 2004, are as follows:

Balance as of February 29, 2004	$—
Goodwill acquired during the year related to the acquisition of Acorn	3,587,052

Balance as of November 27, 2004	$3,587,052

The Company recognizes the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed as goodwill. Goodwill will be tested for impairment on an annual basis in the fourth quarter and between annual tests whenever impairment is indicated. Fair values are calculated based on an estimate of future cash flows, compared to the corresponding carrying value of the acquired entity, including goodwill. Impairment losses will be recognized whenever the implied fair value is less than the carrying value of the related asset.

NOTE 7 – INTANGIBLE ASSETS

Acquired intangible assets consisted of the following at November 27, 2004:

Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization

Customer Lists - Acorn Awards Program	$830,000	$(9,097)

Aggregate amortization expense for the nine months ended November 27, 2004 totaled $9,097. Estimated aggregate amortization expense for fiscal 2005 and the next five fiscal years is as follows:

Fiscal 2005	$36,389
Fiscal 2006	$109,167
Fiscal 2007	$109,167
Fiscal 2008	$107,153
Fiscal 2009	$82,500
Fiscal 2010	$82,500

The above amortization expense forecast is an estimate. Actual amounts may differ from the estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization or other events. Impairment losses are recognized if the carrying amount of an intangible asset subject to amortization is not recoverable from expected future cash flows and exceeds its fair value.

NOTE 8 – ACCRUED LIABILITIES

Other accrued liabilities consisted of the following at November 27, 2004 and November 29, 2003:

Description	November 27, 2004	November 29, 2003

Gift card, certificate and store credit liability	$4,275,179	$3,087,230
Accrued occupancy related expenses	1,265,721	1,147,767
Other accrued liabilities	4,746,495	4,081,935

	$10,287,395	$8,316,932

NOTE 9 – LONG-TERM DEBT

The Company maintains an Amended and Restated Revolving Credit and Security Agreement with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”) which expires on June 30, 2006. The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit of up to $40.0 million, subject to a borrowing base formula based on inventory levels.

In October 2004, the Wells Fargo Revolver was amended to allow, among other things, the formation of a new subsidiary, Christopher & Banks Services Company, in conjunction with the acquisition of Acorn.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s base rate, 5% as of November 27, 2004, plus 0.25%. Interest is payable monthly in arrears. The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement. Facility fees totaled $3,963 for the nine months ended November 27, 2004. The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights. The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first nine months of fiscal 2005. Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise. The borrowing base at November 27, 2004 was $35.5 million. As of November 27, 2004, the Company had outstanding letters of credit in the amount of $17.6 million. Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $17.9 million at November 27, 2004.

The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants. As of November 27, 2004, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

NOTE 10 – STOCKHOLDERS’ EQUITY

In September 2003, the Company’s Board of Directors declared an on-going cash dividend of $0.04 per share to be paid quarterly, subject to Board approval. In the first nine months of fiscal 2005, quarterly dividends were paid on April 6, 2004, July 6, 2004 and October 5, 2004 to shareholders of record as of March 19, 2004, June 18, 2004 and September 20, 2004, respectively. On December 2, 2004, the Company declared another quarterly dividend of $0.04 per share to be paid January 4, 2005 to shareholders of record as of December 17, 2004.

The Company’s Board of Directors authorized a stock repurchase program in February 2004 enabling the Company to purchase up to $25.0 million of its common stock, subject to market conditions. On June 28, 2004, the Company announced its Board of Directors authorized an increase in the stock repurchase program to $40.0 million. As of November 27, 2004, the Company had repurchased 2,367,400 shares of its common stock for a total cost of approximately $40.0 million, effectively completing the repurchase program.

The common stock repurchased under the Company’s most recent authorization is being held in treasury and reduced the number of shares of the Company’s common stock outstanding by approximately 6%. All of the Company’s share repurchases were executed in the open market, and no shares were repurchased from related parties. In addition, all of the Company’s share repurchases were executed in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Depending on market conditions and the Company’s cash position, the Company may participate in additional stock repurchase programs in the future.

NOTE 11 – NET INCOME PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the applicable periods, while diluted EPS is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding.

The following is a reconciliation of the number of shares and per share amounts used in the basic and diluted EPS computations:

	Three Months Ended
	November 27, 2004		November 29, 2003
	Shares	Net Income	Shares	Net Income
Basic EPS	35,679,893	$0.22	37,746,842	$0.30
Effect of dilutive stock options	481,536	0.00	958,224	(0.01)

Diluted EPS	36,161,429	$0.22	38,705,066	$0.29

	Nine Months Ended
	November 27, 2004		November 29, 2003
	Shares	Net Income	Shares	Net Income
Basic EPS	36,526,270	$0.64	37,471,820	$0.83
Effect of dilutive stock options	539,733	0.00	926,020	(0.02)

Diluted EPS	37,066,003	$0.64	38,397,840	$0.81

Stock options of 1,513,349 and 1,489,349 were excluded from the shares used in the computation of diluted EPS for the three and nine months ended November 27, 2004 as they were anti-dilutive. Stock options of 12,000 and 286,348 were excluded from the shares used in the computation of diluted EPS for the three and nine months ended November 29, 2003 as they were anti-dilutive.

NOTE 12 – STOCK-BASED COMPENSATION

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

	Three Months Ended
	November 27, 2004	November 29, 2003

Net income–as reported	$7,794,295	$11,390,047
Add stock-based compensation expense included in net income, net of related tax effects	—	—
Less total stock-based compensation expense determined under fair value method, net of related tax effects	843,551	890,719

Net income—pro forma	$6,950,744	$10,499,328

Basic earnings per common share:
As reported	$0.22	$0.30
Pro forma	$0.19	$0.28
Diluted earnings per common share:
As reported	$0.22	$0.29
Pro forma	$0.19	$0.27

	Nine Months Ended
	November 27, 2004	November 29, 2003

Net income-as reported	$23,548,940	$31,025,203
Add stock-based compensation expense included in net income, net of related tax effects	—	—
Less total stock-based compensation expense determined under fair value method, net of related tax effects	2,484,072	2,298,855

Net income—pro forma	$21,064,868	$28,726,348

Basic earnings per common share:
As reported	$0.64	$0.83
Pro forma	$0.58	$0.77
Diluted earnings per common share:
As reported	$0.64	$0.81
Pro forma	$0.57	$0.75

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

NOTE 13 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment ,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payment transactions, including stock options, restricted stock plans, performance-based awards, share appreciation rights and employee stock purchase plans, to be recognized as compensation expense in the financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) is effective for the first interim or annual reporting period beginning after June 15, 2005. The Company is currently evaluating the impact this statement will have on its financial statements and anticipates adopting SFAS No. 123(R) during the third quarter of fiscal 2006.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions.” SFAS No. 152 amends SFAS No. 66, “Accounting for Sales of Real Estate,” and No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. Statement No. 152 is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 152 is expected to have no impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions which should be measured based on the fair value of the assets exchanged. Statement No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is expected to have no impact on the Company’s financial position or results of operations.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

Overview

Christopher & Banks Corporation is a Minneapolis-based retailer of women’s specialty apparel, which operates stores through its wholly-owned subsidiaries, Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company, collectively referred to as the “Company.” As of December 24, 2004, the Company operated 648 stores in 44 states including 472 Christopher & Banks stores, 155 C.J. Banks stores and 21 Acorn stores. The Company’s Christopher & Banks stores offer distinctive fashions featuring exclusively designed, coordinated assortments of sportswear and sweaters in sizes four to 16. The Company’s C.J. Banks stores offer similar assortments of women’s specialty apparel in sizes 14W and up. Acorn stores offer upscale women’s fashions along with complementary jewelry and accessories under private and branded labels.

On November 1, 2004, the Company acquired the assets and assumed certain liabilities of Gilmore Brothers Inc., a privately held women’s specialty retailer operating stores under the name “Acorn,” for approximately $7.4 million in cash. The Company funded the purchase from current cash balances and short-term investments. Of the $7.4 million, $2.3 million was placed in escrow to satisfy certain obligations of Gilmore Brothers, Inc. not assumed by the Company. The Company plans to continue to operate Acorn as a division of Christopher & Banks, Inc.

As of December 24, 2004, Acorn operated 21 stores in nine states that offer upscale women’s fashions along with complementary jewelry and accessories under private and branded labels. The Company believes the acquisition will provide a differentiated yet complementary third retail concept to its business, which will enhance strategic growth plans by allowing the Company to reach a more upscale customer. The transaction was accounted for under the purchase method of accounting and accordingly, the results of operations of Acorn have been consolidated in the Company’s financial statements from the date of acquisition.

In the first nine months of fiscal 2005, the Company opened 60 new Christopher & Banks stores and 34 new C.J. Banks stores. The Company closed one store during the first nine months of fiscal 2005. The Company currently intends to open in excess of 100 new stores in fiscal 2006. However, in light of the Acorn acquisition and recent sales trends, the Company plans to review the number of stores it will open in fiscal 2006 during February 2005.

The Company’s Board of Directors authorized a stock repurchase program in February 2004 enabling the Company to purchase up to $25.0 million of its common stock, subject to market conditions. On June 28, 2004, the Company announced its Board of Directors authorized an increase in the stock repurchase program to $40.0 million. As of November 27, 2004, the Company had repurchased 2,367,400 shares of its common stock for a total cost, including commissions, of approximately $40.0 million, effectively completing the repurchase program.

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

Although the Company has not met revenue, gross margin or same-store sales growth targets consistent with the past, overall cash flows remain very strong. This has provided the Company the ability to continue to fund growth, including the Acorn acquisition, and to complete its stock repurchase program from cash flows from operations and current cash and short-term investment balances.

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

 On an ongoing basis, the Company evaluates its estimates, including those related to customer product returns, inventories, income taxes, insurance claims and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in the Company’s critical accounting policies during the quarter or nine months ended November 27, 2004.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company’s statement of income expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.7	58.0	60.7	56.4
Gross profit	37.3	42.0	39.3	43.6
Selling, general and administrative expenses	24.1	22.0	24.4	23.5
Depreciation and amortization	2.8	2.8	3.1	2.9
Operating income	10.4	17.2	11.8	17.2
Interest income	0.2	0.1	0.2	0.2
Income before income taxes	10.6	17.3	12.0	17.4
Income tax provision	4.1	6.7	4.6	6.7
Net income	6.5%	10.6%	7.4%	10.7%

Three Months Ended November 27, 2004
Compared to Three Months Ended November 29, 2003

Net Sales. Net sales for the three months ended November 27, 2004 were $120.6 million, an increase of $13.3 million or 12.4%, from $107.3 million for the three months ended November 29, 2003. The increase in net sales resulted from an increase in the number of stores operated by the Company, partially offset by a 1% decline in same-store sales. The Company operated 648 stores at November 27, 2004, compared to 535 stores at November 29, 2003. The decline in same-store sales was primarily attributable to weakness in the Company’s sweater business and a challenging retail environment.

The Company’s same-store sales data is calculated based on the change in net sales for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall. The Company typically does not expand or relocate stores within a mall. Stores where the square footage has changed by more than 25 percent are excluded from the same-store sales calculation. Stores closed during the year are included in the calculation of same-store sales only for the full months of the year that the stores were open.

Sales from the 21 Acorn stores acquired by the Company on November 1, 2004 will be excluded from the calculation of same-store sales until the Company has operated these stores for 13 full months.

Gross Profit. Gross profit, which is net sales less the cost of merchandise, buying expenses and occupancy costs, was $45.0 million, or 37.3% of net sales, during the third quarter of fiscal 2005, compared to $45.1 million, or 42.0% of net sales, during the same period in fiscal 2004. The decline in gross margin as a percent of net sales was mainly the result of a decrease in merchandise margins primarily due to higher markdowns, combined with negative leveraging of store rent expense. The negative leveraging of store rent expense resulted from a 1% decline in same-store sales combined with operating more stores in the third quarter of fiscal 2005 which were still in the buildup phase of their sales curve.

The Company’s gross profit may not be comparable to that of other entities as some entities, such as the Company, include all costs related to their distribution network in cost of sales, while other entities exclude a portion of these expenses from cost of sales and include them in selling, general and administrative expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended November 27, 2004 were $29.0 million, or 24.1% of net sales, compared to $23.6 million, or 22.0% of net sales, for the three months ended November 29, 2003. The increase in selling, general and administrative expenses as a percent of net sales was primarily the result of increases in store salaries expense, self-insured medical costs, and other expenses, which had negative leverage due to the Company’s 1% decline in same-store sales.

Depreciation and Amortization. Depreciation and amortization was $3.5 million, or 2.8% of net sales, in the third quarter of fiscal 2005, compared to $3.0 million, or 2.8% of net sales, in the third quarter of fiscal 2004. The increase in depreciation and amortization expense was a result of capital expenditures made during the past year. The Company opened 94 new stores and acquired 21 Acorn stores during the nine months ended November 27, 2004.

Operating Income. As a result of the foregoing factors, operating income for the quarter ended November 27, 2004 was $12.5 million, or 10.4% of net sales, compared to operating income of $18.4 million, or 17.2% of net sales, for the three months ended November 29, 2003.

Interest Income.       For the three months ended November 27, 2004, interest income increased to $189,629 from $149,747 for the three months ended November 29, 2003. The increase was a result of higher interest rates on short-term investments in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004, offset by a lower average balance of short-term investments in the third quarter of fiscal 2005.

Income Taxes. Income tax expense in the third quarter of fiscal 2005 was $4.9 million, with an effective tax rate of 38.6%, compared to $7.2 million, with an effective tax rate of 38.6%, in the third quarter of fiscal 2004.

Net Income. As a result of the foregoing factors, net income for the three months ended November 27, 2004 was $7.8 million, or 6.5% of net sales and $0.22 per diluted share, compared to $11.4 million, or 10.6% of net sales and $0.29 per diluted share, for the three months ended November 29, 2003.

In the third quarter of fiscal 2005, diluted earnings of approximately $0.01 per share can be attributed to the Company’s repurchase of 2,367,400 shares of its common stock in February 2004 and the first nine months of fiscal 2005.

Nine Months Ended November 27, 2004
 Compared to Nine Months Ended November 29, 2003

Net Sales. Net sales for the nine months ended November 27, 2004 were $319.6 million, an increase of $29.2 million or 10%, from $290.4 million for the nine months ended November 29, 2003. The increase in net sales resulted from an increase in the number of stores operated by the Company, partially offset by a 4% decline in same-store sales. The Company operated 648 stores at November 27, 2004, compared to 535 stores at November 29, 2003. The 4% decline in same-store sales was primarily attributable to weakness in the Company’s sweater business and a challenging retail environment.

The Company’s same-store sales data is calculated based on the change in net sales for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall. The Company typically does not expand or relocate stores within a mall. Stores where the square footage has changed by more than 25 percent are excluded from the same-store sales calculation. Stores closed during the year are included in the calculation of same-store sales only for the full months of the year that the stores were open.

Sales from the 21 Acorn stores acquired by the Company on November 1, 2004 will be excluded from the calculation of same-store sales until the Company has operated these stores for 13 full months.

Gross Profit. Gross profit, which is net sales less the cost of merchandise, buying expenses and occupancy costs, was $125.7 million, or 39.3% of net sales, during the first nine months of fiscal 2005, compared to $126.6 million, or 43.6% of net sales, during the same period in fiscal 2004. The decline in gross margin as a percent of net sales was mainly the result of negative leveraging of store rent expense, combined with a decrease in merchandise margins primarily due to higher markdowns. The negative leveraging of store rent expense resulted from a 4% decline in same-store sales combined with operating more stores in the first three quarters of fiscal 2005 which were still in the buildup phase of their sales curve.

The Company’s gross profit may not be comparable to that of other entities as some entities, such as the Company, include all costs related to their distribution network in cost of sales, while other entities exclude a portion of these expenses from cost of sales and include them in selling, general and administrative expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended November 27, 2004 were $78.1 million, or 24.4% of net sales, compared to $68.1 million, or 23.5% of net sales, for the nine months ended November 29, 2003. The increase in selling, general and administrative expenses as a percent of net sales was primarily the result of an increase in store salaries expense which had negative leverage due to the Company’s 4% decline in same-store sales. Additionally, increases in self-insured medical costs and other expenses, partially offset by a decrease in bonus expense, contributed to negative leveraging of selling, general and administrative expense.

Depreciation and Amortization. Depreciation and amortization was $9.9 million, or 3.1% of net sales, in the first nine months of fiscal 2005, compared to $8.5 million, or 2.9% of net sales, in the first nine months of fiscal 2004. The increase in depreciation and amortization expense was a result of capital expenditures made during the past year. The Company opened 94 new stores and acquired 21 Acorn stores during the nine months ended November 27, 2004.

Operating Income. As a result of the foregoing factors, operating income for the nine months ended November 27, 2004 was $37.7 million, or 11.8% of net sales, compared to operating income of $50.0 million, or 17.2% of net sales, for the nine months ended November 29, 2003.

Interest Income.       For the nine months ended November 27, 2004, interest income increased to $689,585 from $548,357 for the nine months ended November 29, 2003. The increase was due to slightly higher interest rates in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004.

Income Taxes. Income tax expense in the first nine months of fiscal 2005 was $14.8 million, with an effective tax rate of 38.6%, compared to $19.5 million, with an effective tax rate of 38.6%, in the first nine months of fiscal 2004.

Net Income. As a result of the foregoing factors, net income for the nine months ended November 27, 2004 was $23.5 million, or 7.4% of net sales and $0.64 per diluted share, compared to $31.0 million, or 10.7% of net sales and $0.81 per diluted share, for the nine months ended November 29, 2003.

In the first nine months of fiscal 2005, diluted earnings of approximately $0.02 per share can be attributed to the Company’s repurchase of 2,367,400 shares of its common stock in February 2004 and the first nine months of fiscal 2005.

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

Net cash provided by operating activities totaled $18.6 million in the first nine months of fiscal 2005. Net cash provided by investing activities of $9.3 million included net redemptions of short-term investments of $36.8 million, offset by $20.1 million of capital expenditures and $7.4 million of cash paid for the acquisition of 21 Acorn stores. The Company opened 94 new stores and completed 19 store remodels during the nine months ended November 27, 2004.

Net cash of $38.6 million was used by the Company for financing activities in the first nine months of fiscal 2005. The Company repurchased 2,088,236 shares of the Company’s common stock at a total cost, including commissions, of approximately $35.4 million during the nine months ended November 27, 2004. The common stock repurchased is being held in treasury. Certain directors, officers and key employees of the Company exercised stock options which provided approximately $1.2 million of cash during the nine months ended November 27, 2004. In April, July and October 2004, the Company paid quarterly cash dividends which together totaled approximately $4.4 million.

The Company plans to fund approximately $5 million of capital expenditures during the last three months of fiscal 2005, most of which will relate to stores scheduled to open in the first quarter of fiscal year 2006. The Company currently intends to open in excess of 100 new stores in fiscal 2006. However, in light of the Acorn acquisition and recent sales trends, the Company plans to review the number of stores it will open in fiscal 2006 during February 2005. The Company expects its cash and short-term investments, combined with cash flows from operations, to be sufficient to meet its planned new store growth, capital expenditure, working capital and other requirements for liquidity during the remainder of fiscal 2005 and throughout fiscal 2006.

The Company maintains an Amended and Restated Revolving Credit and Security Agreement with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”) which expires on June 30, 2006. The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit of up to $40.0 million, subject to a borrowing base formula based on inventory levels.

In October 2004, the Wells Fargo Revolver was amended to allow, among other things, the formation of a new subsidiary, Christopher & Banks Services Company, in conjunction with the acquisition of Acorn.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s base rate, 5% as of November 27, 2004, plus 0.25%. Interest is payable monthly in arrears. The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement. Facility fees totaled $3,963 for the nine months ended November 27, 2004. The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights. The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first nine months of fiscal 2005. Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise. The borrowing base at November 27, 2004 was $35.5 million. As of November 27, 2004, the Company had outstanding letters of credit in the amount of $17.6 million. Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $17.9 million at November 27, 2004.

The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants. As of November 27, 2004, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of November 27, 2004:

		Contractual obligations due in
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years

Long-term debt	$—	$—	$—	$—	$—

Capital lease obligations	—	—	—	—	—

Operating leases	306,729,960	38,165,734	77,057,440	75,122,886	116,383,900

Purchase obligations	17,596,558	17,596,558	—	—	—

Other liabilities	—	—	—	—	—

Total	$324,326,518	$55,762,292	$77,057,440	$75,122,886	$116,383,900

The Company’s contractual obligations include operating leases for each of its retail store locations and leased vehicles, and purchase obligations consisting of $17.6 million of open purchase orders for goods currently in production with foreign suppliers. These open purchase orders are generally secured by letters of credit. As of November 27, 2004, the Company had no other contractual obligations relating to short or long-term debt, capital leases or non-cancelable purchase obligations. In addition, the Company had no contractual obligations relating to the other liabilities recorded on or off the Company’s balance sheet under accounting principles generally accepted in the United States of America. As of November 27, 2004, the Company’s other liabilities consisted of deferred rent, deferred revenue and deferred income taxes.

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

Based on discussions with its primary sourcing agent, the Company does not anticipate any significant disruption or delays in the production or shipment of merchandise resulting from the earthquake and subsequent tsunami which struck parts of Indonesia and other countries surrounding the Indian Ocean on December 26, 2004.

The Company purchased approximately 36% and 37% of its merchandise from its largest overseas supplier in the first nine months of fiscal 2005 and 2004, respectively. Although the Company believes that its relationship with this particular vendor is good, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company. If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it can shift production to other suppliers so as to continue to secure the required volume of product. Nevertheless, there is some potential that any such disruption in supply could have a material adverse impact on the Company’s financial position and results of operations.

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

Inflation

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on its results of operations during the quarters and nine month periods ended November 27, 2004 and November 29, 2003.

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

There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those matters discussed below and beginning on page 20 of the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 13, 2004. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: changes in general economic conditions, including recessionary effects which may affect consumers’ spending and debt levels; the Company’s ability to execute its business plan including the successful expansion of its Christopher & Banks, C.J. Banks and Acorn concepts; the Company’s ability to open new stores on favorable terms and the timing of such store openings; the acceptance of the Company’s merchandising strategies by its target customers; the ability of the Company to anticipate fashion trends and consumer preferences; the loss of one or more of the Company’s key executives; continuity of a relationship with or purchases from major vendors, particularly those from whom the Company imports merchandise; timeliness of vendor production and deliveries; competitive pressures on sales and pricing; increases in other costs which cannot be recovered through improved pricing of merchandise; and the adverse effect of weather conditions from time to time on consumers’ ability or desire to purchase new clothing. Since the Company relies heavily on sourcing from foreign vendors, there are risks and uncertainties including transportation delays related to ocean, air and ground shipments, political instability, work stoppages, and changes in import and export controls including quota restrictions and the expiration thereof. The Company assumes no obligation to publicly update or revise its forward looking statements to reflect events or circumstances that may arise after the date of this Form 10-Q.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates. The Company’s results of operations could be negatively impacted by decreases in interest rates on its short-term investments.

The Company is potentially exposed to market risk from changes in interest rates relating to its Revolving Credit and Security Agreement with Wells Fargo Bank. Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s fluctuating base rate, 5% as of November 27, 2004, plus 0.25%. However, the Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first nine months of fiscal 2005 and, given its existing liquidity position, does not expect to utilize the Wells Fargo Revolver in the near future except for its continuing use of the import letter of credit facility.

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

ITEM 4.
CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

(b)       Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended November 27, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

ITEM 1.
LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS

On February 5, 2004, the Company announced its Board of Directors authorized a stock repurchase program enabling the Company to purchase up to $25 million of its common stock, subject to market conditions. On June 28, 2004, the Company announced its Board of Directors authorized an increase in the stock repurchase program to $40 million from $25 million. The following table contains information regarding the Company’s repurchases of its common stock pursuant to this repurchase program during each fiscal month of the quarterly period ended November 27, 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program

August 29, 2004 - September 25, 2004	69,500	$17.41	2,163,500	$3.4 million

September 26, 2004 - October 30, 2004	203,900	$16.62	2,367,400	—

October 31, 2004 - November 27, 2004	—	—	—	—

The Company’s stock repurchase authorization was completed in October 2004 with total purchases under the program of 2,367,400 shares for a total cost, including commissions, of approximately $40.0 million.

All of the Company’s share repurchases were executed in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

ITEM 3.
DEFAULTS UPON
SENIOR SECURITIES

There has been no default with respect to any indebtedness of the Company.

ITEM 4.
SUBMISSION OF MATTERS TO
A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the third quarter of fiscal 2005.

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

Reports on Form 8-K:

On September 21, 2004, the Company filed a current report on Form 8-K with respect to the press release issued by the Company on September 21, 2004 disclosing material nonpublic information regarding the Company’s results of operations for the quarter ended August 28, 2004.

On September 28, 2004, the Company filed a current report on Form 8-K with respect to the press release issued by the Company on September 28, 2004 announcing the Company’s execution of a definitive agreement to acquire the assets of Gilmore Brothers, Inc.

On September 30, 2004, the Company filed a current report on Form 8-K with respect to the press release issued by the Company on September 30, 2004 disclosing material nonpublic information regarding the Company’s sales for the month ended September 25, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated: January 6, 2005	By	/S/ WILLIAM J. PRANGE

William J. Prange Chairman and Chief Executive Officer

Signing on behalf of the Registrant as principal executive officer.

Dated: January 6, 2005	By	/S/ ANDREW K. MOLLER

Andrew K. Moller Senior Vice President and Chief Financial Officer

Signing on behalf of the Registrant as principal financial officer.