Form 10-K
period 2005-02-26
CHRISTOPHER & BANKS CORP
filed 2005-05-12
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 26, 2005

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

YES ☒            NO ☐

The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant as of August 28, 2004, was approximately $614,343,228 based on the closing price of such stock as quoted on the New York Stock Exchange ($17.93) on such date.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, was 35,783,606 as of May 6, 2005 (excluding treasury shares of 6,784,736).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held July 27, 2005
(the “Proxy Statement”) are incorporated by reference into Part III.

CHRISTOPHER & BANKS CORPORATION

2005 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.

BUSINESS

General

Christopher & Banks Corporation is a Minneapolis-based retailer of women’s specialty apparel, which operates retail stores through its wholly-owned subsidiaries, Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company, collectively referred to as “Christopher & Banks” or the “Company.”  As of April 15, 2005, the Company operated 649 stores in 44 states including 472 Christopher & Banks stores, 157 C.J. Banks stores and 20 Acorn stores.  The Company’s Christopher & Banks stores offer distinctive fashions featuring exclusively designed, coordinated assortments of sportswear and sweaters in sizes four to 16. The Company’s C.J. Banks stores offer similar assortments of women’s specialty apparel in sizes 14W and up.  Acorn stores offer upscale women’s fashions along with complementary jewelry and accessories under private and branded labels.

Fiscal 2005 Events

During the fiscal year ended February 26, 2005 (“fiscal 2005”), the Company opened 60 new Christopher & Banks stores, 34 new C.J. Banks stores and acquired 21 Acorn Stores from Gilmore Brothers, Inc.  The Company closed seven stores during fiscal 2005.  The Company intends to open approximately 75 new stores in fiscal 2006.  Of these new stores, approximately 45 will be Christopher & Banks, 25 will be C.J. Banks and five will be Acorn stores.

On November 1, 2004, the Company acquired the assets and assumed certain liabilities of Gilmore Brothers Inc., a privately held women’s specialty retailer operating stores under the name “Acorn,” for approximately $7.4 million in cash.  The Company funded the purchase from current cash and short-term investments.  Of the $7.4 million purchase price, $2.3 million was placed in escrow to satisfy certain obligations of Gilmore Brothers, Inc. not assumed by the Company.  The Company plans to continue to operate Acorn as a division of Christopher & Banks.

In February 2004, the Company’s Board of Directors authorized a stock repurchase program enabling the Company to purchase up to $25 million of its common stock, subject to market conditions.   On June 28, 2004, the Company announced its Board of Directors authorized an increase in the stock repurchase program to $40 million.  The Company completed the repurchase program during the third quarter of fiscal 2005, repurchasing 2,367,400 shares of its common stock for a total cost, including commissions, of approximately $40 million.

Business Strategy

The Company’s business strategy for its Christopher & Banks and C.J. Banks stores is to provide its target customer with high quality, moderately-priced, coordinated ensembles that are interchangeable between work and leisure activities; to differentiate itself from its competitors through its focused merchandising approach, including an emphasis on private brand merchandise designed and manufactured exclusively for the Company under its proprietary names; to utilize information systems to effectively manage its merchandise inventories; and to expand its store base and maintain updated, attractive store locations.

The key elements of the Company’s strategy are as follows:

•      Focus on a target customer and meet her needs

•      Deliver a well defined merchandise assortment

•      Use information systems to drive decision making and maintain disciplined inventory management

•      Expand store base in existing and new markets

•      Grow through development of new concepts

Focus on a target customer and meet her needs.  The target customer for Christopher & Banks and C.J. Banks is a 40 to 60 year old working woman with an annual family income of $50,000 and above.  Management believes this target customer leads a busy life, shops in regional malls and purchases fashions which are suitable for both work and leisure activities.

The Company utilizes point-of-sale inventory tracking to analyze the buying patterns of its customers. Christopher & Banks also uses a product testing program to identify consumer demand for clothing styles, designs and colors. The Company’s objective is to be recognized by its target customer as offering quality fashions at moderate prices at its Christopher & Banks and C.J. Banks stores. The Company differentiates itself from other women’s specialty apparel retailers through offering a merchandise assortment that is characterized by novelty designs, with many items featuring seasonal themes.

Deliver a well defined merchandising assortment. In fiscal 2005, the Company’s lines of merchandise at its Christopher & Banks and C.J. Banks stores included two principal categories: sportswear and sweaters.  In previous years, the Company also sold casual dresses.  The following table sets forth the approximate percentage of net sales attributable to each merchandise group for the past three fiscal years.

	Percentage of Net Sales
Merchandise Group	2005	2004	2003
Sportswear	65.7%	58.8%	54.5%
Sweaters	34.3	36.4	39.6
Dresses	—	4.8	5.9
Total	100.0%	100.0%	100.0%

The Company has developed a variety of strategies and programs to distinguish itself from its competitors. Major elements of its merchandising strategy include:

Strong Visual Merchandise Presentation. The Company relies heavily on attracting mall traffic through appealing visual presentation.  Front-of-store displays are carefully designed to draw customers into its stores.  The visual program emphasizes attractive window displays focusing attention on current merchandise styles and a brightly lit, open store entrance area.  To keep its fashions fresh, the Company introduces six different color stories each year.  Merchandise from each color story is featured in the Company’s stores for approximately 12 to 16 weeks.  Each color story has a two to four week build-up period in the back of the store.  The color story is then featured in the front of the store for approximately eight weeks.  Remaining merchandise from the color story is then moved to the back of the store for a two to four week liquidation phase.

Direct Import Program.  During fiscal 2005, the Company directly imported approximately 95% of its total merchandise purchases. The Company anticipates that direct imports, as a percent of total purchases, will be approximately the same in fiscal 2006. Management believes direct importing allows Christopher & Banks to obtain high quality merchandise at a lower cost.

Private Brand Clothing — Christopher & Banks, C.J. Banks.  The use of private brand clothing produced exclusively for the Company creates a unique store identity and establishes a competitive “point of difference.” The Company’s design staff, guided by its merchants, continually develops new designs for the Company’s private brand merchandise.  The Company uses its proprietary names for its private brand clothing.  Sales of private brand clothing comprised substantially all of the Company’s sales in fiscal 2005 and 2004.  The Company anticipates private brand clothing will account for substantially all of its sales again in fiscal 2006.

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

The Company also utilizes a cost-effective program to efficiently deliver merchandise on a daily basis from the Company’s distribution center to each of its stores.  Through effective use of its systems, inventories can be maintained at an efficient level throughout the year, which ensures a consistent flow of fresh merchandise to the stores and enables the Company to keep the aging of its inventory current.  The Company’s retail inventory turnover was 3.9, 4.3 and 4.7 times in fiscal 2005, 2004 and 2003, respectively.  In fiscal 2005 and 2004, the Company planned inventory levels to support a low single digit increase in same-store sales.  As the Company had a 2% decline in same-store sales in fiscal 2005 and 2004, its retail inventory turnover has decreased over time.

Expand store base in existing and new markets.   The Company plans to expand its store base by approximately 75 new stores in fiscal 2006.  Of these new stores, approximately 45 will be Christopher & Banks stores, 25 will be C.J. Banks stores and five will be Acorn stores.  The majority of the new stores will be located in states where the Company currently operates.

Expand through development of new concepts.  The Company intends to continue to evaluate different growth vehicles and new opportunities as it deems appropriate.  Accordingly, in fiscal 2001 the Company launched a new concept opening stores under the name C.J. Banks.  These stores serve the women’s large size market by offering coordinated assortments of exclusively designed sportswear and sweaters in sizes 14W and up.  In connection with this strategy, the Company developed a new C.J. Banks store prototype which is similar to, but slightly larger than, its Christopher & Banks store design.  The Company continued to grow the C.J. Banks concept by opening 36 stores in fiscal 2003, 29 stores in fiscal 2004 and 34 stores in fiscal 2005.  As of April 15, 2005, the Company operated 157 C.J. Banks stores.

On November 1, 2004, the Company acquired the assets and assumed certain liabilities of Gilmore Brothers Inc., a privately held women’s specialty retailer operating stores under the name “Acorn.”  Acorn stores offer upscale women’s fashions along with complementary jewelry and accessories under private and branded labels.  The Company believes the acquisition will provide a differentiated yet complementary third retail concept to its business, which will enhance its growth potential.  As of April 15, 2005, the Company operated 20 Acorn stores in nine states.  The Company plans to open five Acorn stores during fiscal 2006.

Properties

The Company has developed an updated store design which is currently used for approximately 95% of its Christopher & Banks and C.J. Banks store locations.  This store design is open and inviting, which enables the Company to deliver a focused merchandise presentation to its customers.  With attractive decor and bright lighting, the Company’s customers enjoy a fun and exciting shopping atmosphere.  The Company typically completes a major or minor remodeling of each store following renewal of its lease.  However, during the interim, carpet replacement, painting and other minor improvements are made as needed.  The Company completed 19 store remodels in fiscal 2005 and plans to complete approximately 15 store remodels in fiscal 2006.

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

Purchasing/Sources of Supply - Christopher & Banks, C.J. Banks

Direct imports accounted for approximately 95% of the Company’s total merchandise purchases for its Christopher & Banks and C.J. Banks stores in fiscal 2005.  During fiscal 2005, the Company purchased substantially all of its merchandise from 100 vendors and the Company’s ten largest vendors provided approximately 68% of the Company’s purchases.  In addition, purchases from the Company’s largest overseas supplier accounted for approximately 36% of total purchases, compared to 41% in fiscal 2004.  Although the Company believes that its relationship with its largest vendor is good, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it can shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, there is some potential that any such disruption in supply could have a material adverse impact on the Company’s financial position and results of operations.  The Company intends to directly import approximately 95% of its purchases in fiscal 2006.

Advertising and Promotion

Historically, the Company has not engaged in significant television, radio or print advertising.  Instead, the Company capitalizes on mall traffic at most of its locations.  To draw customers into its stores, the Company emphasizes attractive front-of-store displays and an open, clean, in-store visual presentation which focus attention on the Company’s merchandise.  The Acorn stores acquired from Gilmore Brothers, Inc. use direct mail and print advertising, as well as a preferred customer program, to maintain a dialogue with its customers.  The Company intends to continue these programs.

The Company maintains websites at www.christopherandbanks.com, www.cjbanks.com and www.acornstores.com.  The websites contain information about the Company’s business and history, investor relations, employment opportunities and store locations.  At this time, the Company does not offer on-line purchasing of merchandise or gift certificates through its websites.

The Company’s web site references above are for textual reference only and are not intended to incorporate the Company’s web sites into this Annual Report on Form 10-K.  The Company makes available free of charge, on or through its web site, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Seasonality

The Company’s sales show seasonal variation as sales in the third and fourth quarters, which include the fall and holiday seasons, have generally been higher than sales in the first and second quarters.  Sales and gross profit generated during the fall and holiday seasons have a significant impact on the Company’s annual results of operations.

Competition

The women’s retail apparel business is highly competitive.  The Company believes that the principal bases upon which it competes are unique merchandise selection, quality garment construction, store location, visual merchandise presentation and customer service.  The Company competes with a broad range of national and regional retail chains that sell similar merchandise, including department stores and specialty stores.  Many of these competitors are larger and have greater financial resources than the Company.  The Company believes that its unique merchandise assortments, strong visual presentation, product quality, and customer service enable the Company to compete effectively.

Employees

As of April 15, 2005, the Company had approximately 1,900 full-time and 4,100 part-time employees. The number of part-time employees increases during peak selling periods. None of the Company’s employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and considers its relationship with its employees to be good.

Trademarks and Service Marks

The Company, through its wholly owned subsidiary, Christopher & Banks Company, is the owner of the federally registered trademark and service mark “Christopher & Banks,” which is its predominant private brand, and “C.J. Banks,” its large size private brand.  The Company uses the name “Acorn” for the stores it acquired from Gilmore Brothers, Inc., though it does not hold the federally registered trademark or service mark for that name. Common law rights have been established by the Company in other trademarks and service marks which it considers to be of lesser importance. Christopher & Banks believes its primary marks are important to its business and are recognized in the women’s retail apparel industry. Accordingly, the Company intends to maintain its marks and the related registrations.  Management is not aware of any challenges to the Company’s right to use its marks in the United States.

ITEM 2.

PROPERTIES

Store Locations

The Company’s Christopher & Banks and C.J. Banks stores are located primarily in regional shopping malls in mid-sized cities and suburban areas, which offer high-traffic by potential walk-in customers.  All of the Company’s stores are company-owned. Approximately 90% of the Company’s stores are located in enclosed regional malls that typically have numerous specialty stores and two or more general merchandise chains or department stores as anchor tenants.  The rest of the Company’s Christopher & Banks and C.J. Banks stores are located in lifestyle, community and strip shopping centers.  The Company attempts to locate its stores strategically within the mall or shopping center to attract walk-in customers through attractive visual displays.  The Company’s 20 Acorn stores are located in upscale lifestyle centers and other distinctive shopping areas.  At April 15, 2005, Christopher & Banks stores averaged 3,325 square feet, C. J. Banks stores averaged 3,735 square feet and Acorn stores averaged 2,400 square feet.  The Company estimates approximately 85% of the total store square footage is allocated to selling space.  At April 15, 2005, the Company operated 649 stores in 44 states as follows:

State	Number of Christopher & Banks Stores	Number of C.J. Banks Stores	Number of Acorn Stores	Total Stores
Alabama	1	—	—	1
Arizona	6	—	—	6
Arkansas	5	—	—	5
California	5	—	—	5
Colorado	17	4	—	21
Connecticut	3	—	—	3
Florida	4	—	—	4
Georgia	4	—	3	7
Idaho	7	1	—	8
Illinois	25	9	3	37
Indiana	17	8	1	26
Iowa	24	8	—	32
Kansas	11	2	—	13
Kentucky	9	2	1	12
Maine	2	1	—	3
Maryland	6	1	—	7
Massachusetts	8	1	—	9
Michigan	28	13	1	42
Minnesota	38	10	—	48
Missouri	13	11	—	24
Montana	6	3	—	9
Nebraska	12	5	—	17
New Hampshire	3	—	—	3
New Jersey	1	—	—	1
New Mexico	2	—	—	2
New York	22	13	—	35
North Carolina	6	—	1	7
North Dakota	7	4	—	11
Ohio	33	17	6	56
Oklahoma	7	—	—	7
Oregon	8	2	—	10
Pennsylvania	34	14	—	48
Rhode Island	1	—	—	1
South Carolina	1	—	2	3
South Dakota	7	3	—	10
Tennessee	9	1	—	10
Texas	12	—	—	12
Utah	9	2	—	11
Vermont	2	—	—	2
Virginia	9	3	2	14
Washington	14	3	—	17
West Virginia	7	5	—	12
Wisconsin	24	9	—	33
Wyoming	3	2	—	5
Total	472	157	20	649

Store Leases

All of the Company’s store locations are leased. Management believes that the current commercial real estate market, combined with the Company’s relationship with nationally-recognized developers and established operating history, makes the Company an attractive tenant when negotiating terms with shopping center developers, owners or management companies.

Lease terms typically include a rental period of ten years and may contain a renewal option.  Leases generally require payments of fixed minimum rent and contingent percentage rent, typically calculated at five percent of sales in excess of a specified level.  The following table, which covers all of the stores operated by the Company at April 15, 2005, indicates the number of leases expiring during the fiscal year indicated and the number of such leases with renewal options.  The number of stores with leases expiring in fiscal 2006 includes those stores which currently are operating on month-to-month terms.

Fiscal Year	Number of Leases Expiring	Number with Renewal Options
2006	39	14
2007	16	3
2008	21	4
2009	32	5
2010	50	4
2011-2015	489	19
2016-2020	2	—
Total	649	49

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

The Company believes its headquarters and merchandise distribution center facility are adequate to accommodate the expansion plans of the Company for the foreseeable future.

ITEM 3.

LEGAL PROCEEDINGS

The Company is involved in various minor legal matters arising in the normal course of business.  In the opinion of management, the outcome of such proceedings will not have a material adverse impact on the Company’s financial position or results of operations.

ITEM 4.

 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2005.

ITEM 4A.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers of the Company as of April 15, 2005.

Name	Age	Positions and Offices
William J. Prange	51	Chairman and Chief Executive Officer
Joseph E. Pennington	59	President and Chief Operating Officer
Ralph C. Neal	58	Executive Vice President of Store Operations
Andrew K. Moller	46	Senior Vice President and Chief Financial Officer
Kathryn R. Gangstee	55	Senior Vice President and Division President - Christopher & Banks

William J. Prange has served as Chairman and Chief Executive Officer since September 1999.  From March 1998 through August 1999, Mr. Prange was President and Chief Executive Officer.  Mr. Prange was President and Chief Merchandising Officer from July 1997 through February 1998.  From April 1995 through June 1997, Mr. Prange was Senior Vice President and General Merchandising Manager.  From April 1994 through March 1995, Mr. Prange was Vice President and General Merchandising Manager.  From 1989 to 1994, Mr. Prange was President and General Merchandise Manager of the id, a division of H. C. Prange Co.  From 1987 to 1989, Mr. Prange was Vice President and General Merchandise Manager of the id.  From 1985 to 1987, Mr. Prange was Vice President and General Merchandise Manager of Prange Department Stores.

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

PART II

ITEM 5.

MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

On July 17, 2002, the Company listed its common stock on the New York Stock Exchange and began trading under the symbol “CBK.”  From July 27, 2000 to July 16, 2002, the Company’s common stock traded on the Nasdaq Stock Market under the symbol “CHBS.”  The Company’s common stock traded on The Nasdaq Stock Market under the symbol “BFCI” from March 31, 1992 through July 26, 2000.

The quarterly high and low stock sales price information for the Company’s common stock for fiscal 2005 and 2004 are included in the table below.

	Market Price
Quarter Ended	High	Low
February 26, 2005	$21.11	$16.17
November 27, 2004	$21.06	$15.22
August 28, 2004	$19.20	$14.87
May 29, 2004	$22.60	$17.05
February 28, 2004	$26.50	$16.22
November 29, 2003	$30.69	$23.56
August 30, 2003	$29.54	$16.66
May 31, 2003	$19.23	$9.16

The number of holders of record of the Company’s common stock as of April 15, 2005 was 98.  Based upon information received from the record holders, the Company believes there are more than 8,200 beneficial owners.  The last reported sales price of the Company’s common stock on May 6, 2005 was $17.68.

In September 2003, the Company’s Board of Directors declared the Company’s first cash dividend.  The declaration provides for an on-going cash dividend of $0.04 per share to be paid quarterly, subject to Board approval.  Information regarding the Company’s payment of dividends for fiscal 2005 and 2004 is included in Note 12 to the Consolidated Financial Statements contained in this Form 10-K.

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

In February 2004, the Company’s Board of Directors authorized another stock repurchase program.  This program allowed the Company to purchase up to $25 million of its common stock, subject to market conditions. On June 28, 2004, the Company announced its Board of Directors authorized an increase in the stock repurchase program to $40 million.  The Company repurchased 2,637,400 shares at a total cost, including commissions, of approximately $40 million, completing the repurchase program in October 2004.

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

The five-year selected consolidated financial data presented below has been revised to reflect the Company’s restatement related to lease accounting.  See Note 2 of the accompanying Consolidated Financial Statements for additional information regarding the restatement.

	Fiscal Year Ended
	(In thousands, except per share amounts and selected operating data)
	Feb. 26, 2005	Feb. 28, 2004	Mar. 1, 2003	Mar. 2, 2002	Mar. 3, 2001(1)
		(Restated)	(Restated)	(Restated)	(Restated)
Income Statement Data:
Net sales	$438,862	$390,723	$338,756	$275,853	$209,156
Cost of sales(2)	270,937	225,490	190,496	153,327	116,239
Gross profit, exclusive of depreciation and amortization	167,925	165,233	148,260	122,526	92,917
Selling, general and administrative expenses	108,856	89,316	76,673	61,330	46,776
Depreciation and amortization	16,157	13,633	10,876	8,168	5,347

Operating income	42,912	62,284	60,711	53,028	40,794
Interest income	1,041	875	903	828	1,476
Interest expense	2	2	8	491	624

Income before income taxes	43,951	63,157	61,606	53,365	41,646
Income tax provision	16,935	24,354	23,659	20,960	16,390

Net income	$27,016	$38,803	$37,947	$32,405	$25,256

Basic earnings per common share: (3)

Net income	$0.74	$1.03	$0.99	$0.87	$0.72

Basic shares outstanding	36,322	37,549	38,396	37,038	35,054

Diluted earnings per common share: (3)

Net income	$0.73	$1.01	$0.95	$0.83	$0.66

Diluted shares outstanding	36,825	38,403	39,737	39,221	38,255

Dividends per share	$0.16	$0.08	$—	$—	$—

(1)	Fiscal 2001 contains 53 weeks. All other fiscal years presented contain 52 weeks.

(2)	Cost of sales includes cost of merchandise, buying expenses and occupancy costs, but excludes depreciation and amortization.

(3)	All earnings per share amounts reported above reflect the effect of 3-for-2 stocks splits effective July 11, 2000, February 12, 2001, December 12, 2001 and August 27, 2003.

	Feb. 26, 2005	Feb. 28, 2004	Mar. 1, 2003	Mar. 2, 2002	Mar. 3, 2001(1)
		(Restated)	(Restated)	(Restated)	(Restated)
Balance Sheet Data (at end of each period in thousands):
Cash and short-term investments	$60,812	$88,799	$64,092	$40,875	$34,798
Merchandise inventory	40,525	31,300	24,134	18,999	15,831
Total assets	229,204	223,376	179,103	138,282	100,026
Long-term debt	—	—	—	—	5,207
Stockholders’ equity	163,209	175,666	141,701	110,905	68,827
Working capital	81,558	106,040	78,641	54,839	39,616

Selected Operating Data:
Same-store sales increase (decrease) (2)	(2)%	(2)%	1%	6%	18%
Stores at end of period	642	534	438	351	273
Net sales per gross square foot(3)	$220	$238	$253	$256	$247

(1)	Fiscal 2001 contains 53 weeks. All other fiscal years presented contain 52 weeks.

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

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes of the Company included in Item 8 of this Form 10-K.  Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain “forward-looking statements” that involve risks and uncertainties.  The Company’s actual results could materially differ from those anticipated in these forward-looking statements as a result of certain factors, including those set forth later in Item 7 under the heading “Forward Looking Information and Risk.”

Restatement of Financial Statements

In January 2005, the Company began a review of its lease accounting practices.  As a result of the Company’s investigation, management and the Audit Committee of the Company’s Board of Directors determined that the Company’s accounting practices for rent holiday periods and classification of landlord incentives and the related amortization were incorrect.  The Company has made all necessary adjustments to correct these errors for all periods presented in this Form 10-K.

Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Related to Accounting for Leases,” (“FTB No. 88-1”) requires construction allowances to be recorded as deferred lease incentives in the liability section of the balance sheet and allowances received to be recorded as a component of operating activities on the Consolidated Statement of Cash Flows.  Previously, construction allowances were treated as reductions of property, equipment, and improvements on the Company’s Consolidated Balance Sheet and as a reduction of capital expenditures within the investing activities section of the Consolidated Statement of Cash Flows.  Accordingly, the Company has established the appropriate deferred lease incentive liability and recorded a corresponding increase in property, equipment and improvements.  Additionally, the amortization of construction allowances has been classified as a reduction of rent expense as part of cost of sales, rather then a reduction of depreciation expense in the Company’s Consolidated Income Statement.

In determining the proper period over which to recognize rent expense with free rent periods and/or rent escalation, FTB No. 88-1 considers the lessee’s possession or right to physically control the property, and requires that straight-line rent expense begin when the lessee takes possession of or controls the use of the space.  The Company had previously recorded straight-line rent expense beginning on the earlier of the store opening date or lease commencement date, which had the effect of excluding the build-out period of its stores from the calculation of the period over which rent was expensed.  The Company now considers possession to occur on the date it enters the space and begins the construction build-out.  The correcting adjustments are recorded as additional rent expense as part of cost of sales in the Company’s Consolidated Statements of Income and deferred rent obligations in its Consolidated Balance Sheets.

See Note 2 in the Notes to the Consolidated Financial Statements of this Form 10-K for a summary of the effects of the restatement on the Company’s Consolidated Balance Sheet for the fiscal year ended February 28, 2004, as well as the Company’s Consolidated Statements of Income, Consolidated Statement of Stockholders’ Equity and Consolidated Statement of Cash Flows for the fiscal years ended February 28, 2004 and March 1, 2003.  See Note 18 for the effects of these corrections and changes on the Company’s quarterly periods for fiscal 2005 and 2004.  The accompanying Management’s Discussion and Analysis of Financial Conditions and Results of Operations gives effect to these corrections.

Executive Summary - Key Performance Indicators

The Company’s management evaluates the following items, which are considered key performance indicators, in assessing the Company’s performance:

Same-store sales

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

Management considers same-store sales to be an important indicator of the Company’s performance.  Same-store sales results are important in achieving leveraging of costs, including store payroll, store occupancy, depreciation and other general and administrative expenses.  Positive same-store sales contribute to greater leveraging of costs while negative same-store sales contribute to deleveraging of costs.  Same-store sales also have a direct impact on the Company’s total net sales, cash and cash equivalents and working capital.

Gross profit

Gross profit measures whether the Company is appropriately optimizing the price of its merchandise.  Gross profit is the difference between net sales and costs of sales.  Cost of sales include the cost of merchandise, markdowns, shrink, freight into and out from the Company’s distribution center, buyer and distribution center salaries, buyer travel, rent and other occupancy related costs, miscellaneous merchandise expenses and other costs related to the Company’s distribution network.  Any inability to obtain acceptable levels of initial markups or any significant increase in the Company’s markdowns could have an adverse effect on the Company’s gross profit and results of operations.

Operating income

The Company’s management views operating income as a key indicator of the Company’s success.  The key drivers of operating income are same-store sales, gross profit and the Company’s ability to control operating costs.

Store productivity

Store productivity, including sales per square foot, average unit retail price, number of transactions per store and number of units per transaction, is evaluated by management in assessing the operational performance of the Company.

Inventory turnover

The Company’s management evaluates inventory turnover as a measure of how productively inventory is bought and sold.  Inventory turnover is important as it can signal slow moving inventory, which can be critical in determining the need to take markdowns on merchandise.

Cash flow and liquidity

Management evaluates cash flow from operations, investing activities and financing activities in determining the sufficiency of the Company’s cash position.  Cash flow from operations has historically been sufficient to cover the Company’s uses of cash.  Management believes that cash flow from operations will be sufficient to fund anticipated capital expenditures and working capital requirements in fiscal 2006.

Executive Overview

Christopher & Banks Corporation is a Minneapolis-based retailer of women’s specialty apparel, which operates retail stores through its wholly-owned subsidiaries; Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company.  The Company was incorporated in 1986 to acquire Braun’s Fashions, Inc., which had operated as a family-owned business since 1956.  On July 26, 2000, the Company’s shareholders approved a change in the Company’s name from Braun’s Fashions Corporation to Christopher & Banks Corporation.

The Company’s fiscal year ends on the Saturday nearest February 28.  The fiscal years ended February 26, 2005, February 28, 2004 and March 1, 2003 each consisted of 52 weeks.

As of April 15, 2005, the Company operated 649 stores in 44 states including 472 Christopher & Banks stores, 157 C.J. Banks and 20 Acorn stores.  The Company’s Christopher & Banks stores offer distinctive fashions featuring exclusively designed, coordinated assortments of sportswear and sweaters in sizes four to 16. The Company’s C.J. Banks stores offer similar assortments of women’s specialty apparel in sizes 14W and up.  Acorn stores offer upscale women’s fashions along with complementary jewelry and accessories under private and branded labels.

On November 1, 2004, the Company acquired the assets and assumed certain liabilities of Gilmore Brothers Inc., a privately held women’s specialty retailer operating stores under the name “Acorn,” for approximately $7.4 million in cash.  The Company plans to continue to operate Acorn as a division of Christopher & Banks.  The Company acquired 21 Acorn stores on November 1, 2004 and subsequently closed one Acorn store.    As of April 15, 2005, Acorn operated 20 stores in nine states that offer upscale women’s fashions along with complementary jewelry and accessories under private and branded labels.  The Company believes the acquisition will provide a differentiated yet complementary third retail concept to its business, which will enhance its strategic growth plans by allowing the Company to reach a more upscale customer.  The transaction was accounted for under the purchase method of accounting and accordingly, the results of operations of Acorn have been consolidated in the Company’s financial statements from the date of acquisition.

During the fiscal year ended February 26, 2005, the Company opened 60 Christopher & Banks stores, 34 C.J. Banks stores and acquired 21 Acorn stores from Gilmore Brothers, Inc.  The Company closed seven stores during fiscal 2005.  The Company intends to open approximately 75 new stores in fiscal 2006.

In February 2004, the Company’s Board of Directors authorized a stock repurchase program enabling the Company to purchase up to $25 million of its common stock, subject to market conditions.  On June 28, 2004, the Company announced its Board of Directors authorized an increase in the stock repurchase program to $40 million.  The Company completed the repurchase program during the third quarter of fiscal 2005, repurchasing 2,367,400 shares of its common stock for a total cost, including commissions, of approximately $40 million.

The common stock repurchased under the Company’s most recent authorization is being held in treasury and reduced the number of shares of the Company’s common stock outstanding by approximately 6%.   All of the Company’s repurchases were executed in the open market and no shares were repurchased from related parties.  In addition, all of the Company’s share repurchases were executed in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  Depending on market conditions and the Company’s cash position, the Company may participate in additional stock repurchase programs in the future.

Although the Company did not meet revenue, gross margin, or same-store sales growth targets in fiscal 2005, overall cash flows remained very strong.  This has provided the Company the ability to continue to fund growth, including the Acorn acquisition, and to complete its stock repurchase program from cash flow from operations and current cash and short-term investment balances.

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

Inventory valuation

Merchandise inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out retail inventory method.  Permanent markdowns of inventory are recorded monthly based on an evaluation by merchandising management, which includes analyzing inventory levels and aging, as well as rate of sale.  The Company further reduces the value of inventory by recording an allowance for permanent markdowns based on inventory levels from the season which immediately precedes the current season as of the reporting date.  Permanent markdowns on this merchandise take into account the future anticipated selling price of the inventory.  To the extent that management’s estimates differ from actual results, additional markdowns may have to be recorded, which could reduce the Company’s gross margins and adversely affect its financial position and results of operations.  For the fiscal years ended February 26, 2005, February 28, 2004 and March 1, 2003, permanent inventory markdowns totaled $2,702,444, $1,555,865 and $689,779, respectively.

Property, equipment and improvements

Property, equipment and improvements are stated at cost. Property and equipment is depreciated over its estimated useful life; three to five years for computer hardware and software, seven years for furniture, fixtures and other equipment, and 25 years for the Company’s corporate office and distribution center and related building improvements.  Store leasehold improvements are amortized over the shorter of the useful life or the term of the related leases, which is typically ten years.  Repairs and maintenance which do not extend an asset’s useful life are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income or expense for that period.

The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate the net book value of an asset may not be recoverable, but at least annually.  An impairment loss is recognized when the net book value of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.  The impairment loss recorded is the excess of the asset’s net book value over its fair value.  Fair value is determined based upon the best information available under the circumstances including quoted prices or other valuation techniques.

Cost of sales

Cost of sales include the cost of merchandise, markdowns, shrink, freight in to and out of the Company’s distribution center, buyer and distribution center salaries, buyer travel, rent and other occupancy related costs, miscellaneous merchandise expenses and other costs related to the Company’s distribution network.  Cost of sales excludes all depreciation and amortization expense.  The Company’s gross profit may not be comparable to that of other entities.  The Company includes all costs related to its distribution network in cost of sales, while other entities exclude a portion of these expenses from cost of sales and include them in selling, general and administrative expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses include all salaries with the exception of buyer and distribution center salaries, employee benefits, advertising, store supplies, credit card processing fees, information technology related costs, insurance, professional services, non-buyer travel and miscellaneous other selling and administrative related expenses.  Selling, general and administrative expenses exclude all depreciation and amortization expense.

Rent expense and deferred rent obligations

Rent expense under non-cancelable operating leases with scheduled rent increases or free rent periods is accounted for on a straight-line basis over the lease term, beginning on the date of initial possession, which is generally when the Company enters the space and begins the construction build-out.  Most of the Company’s lease agreements for retail space include escalation clauses in minimum base rent.  For leases that contain predetermined fixed escalations of minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rent expense and amounts payable under the lease as deferred rent obligations.

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

Deferred lease incentives

The Company accounts for construction allowances received from landlords in accordance with SFAS No. 13, “Accounting for Leases,” and Financial Accounting Standards Board (“FASB”) Technical Bulletin 88-1, “Issues Relating to Accounting for Leases.”  Accordingly, all amounts received from landlords to fund leasehold improvements are recorded as a deferred liability, which is amortized over the related store’s lease term.  See Note 2 for additional information regarding deferred lease incentives.

Income Taxes

Income taxes are recorded following the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Realization of deferred tax assets is ultimately dependent upon future taxable income.  Inherent in the measurement of deferred balances are certain judgements and interpretations of tax laws and published guidance with respect to the Company’s operations.  No valuation allowance has been provided for deferred tax assets because management believes the full amount of net deferred tax assets will be realized.  The effective tax rate utilized by the Company reflects management’s estimation of the expected tax liabilities within various taxing jurisdictions.

Stock-based employee compensation

The Company discloses stock-based compensation information in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock Based Compensation” and No. 148 (“SFAS No. 148”), “Accounting for Stock Based Compensation Transition and Disclosure”.  SFAS No. 148, an amendment of SFAS No. 123, does not amend the provisions of SFAS No. 123 that permit entities to account for stock-based compensation under the intrinsic value method set forth by Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.”  The Company has elected to continue to recognize compensation cost for its stock-based compensation plans in accordance with APB No. 25.  Generally, no compensation expense is recognized for stock options with exercise prices equal to the market value of the underlying shares of stock at the date of grant. The Company is currently evaluating the provisions of SFAS No. 123R, “Share-Based Payments,” and plans to adopt it in the first quarter of fiscal 2007.

Results of Operations

The following table sets forth operating statement data expressed as a percentage of net sales for the last three fiscal years and should be read in conjunction with “Selected Consolidated Financial Data.”  See Note 2 of the accompanying Consolidated Financial Statements regarding the restated financial information.

	Fiscal Year Ended
	February 26, 2005	February 28, 2004	March 1, 2003
		(Restated)	(Restated)
Net sales	100.0%	100.0%	100.0%
Cost of sales, exclusive of depreciation and amortization	61.7	57.7	56.2
Gross profit, exclusive of depreciation and amortization	38.3	42.3	43.8
Selling, general and administrative expenses	24.8	22.9	22.6
Depreciation and amortization	3.7	3.5	3.2
Operating income	9.8	15.9	18.0
Interest income	0.2	0.2	0.2
Income before income taxes	10.0	16.1	18.2
Income tax provision	3.8	6.2	7.0
Net income	6.2%	9.9%	11.2%

Fiscal 2005 Compared to Fiscal 2004

Net Sales.  Net sales for the year ended February 26, 2005 were $438.9 million, an increase of $48.2 million or 12.3%, from net sales of $390.7 million for the year ended February 28, 2004.  The increase in net sales was attributable to an increase in the number of stores operated by the Company during the year, partially offset by a 2% decline in same-store sales.  The Company operated 642 stores at February 26, 2005 compared to 534 stores at February 28, 2004.  Management believes the 2% decline in same-store sales was attributable to a softer than expected customer response to the Company’s merchandise assortment, continued economic weakness affecting the spending patterns of the moderate income consumer and a very competitive apparel retail environment.

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

Sales from the Acorn stores acquired by the Company on November 1, 2004 will be excluded from the calculation of same-stores sales until the Company has operated these stores for 13 full months.

Gross Profit, exclusive of depreciation and amortization.  Gross profit, which is net sales less the cost of merchandise, buying expenses and occupancy costs, exclusive of depreciation and amortization, was $167.9 million, or 38.3% of net sales, in fiscal 2005, compared to $165.2 million, or 42.3% of net sales, in fiscal 2004.  The decline in gross profit as a percent of net sales was mainly attributable to lower merchandise margins, primarily due to higher markdowns, as well as approximately 100 basis points of negative leveraging of store rent expense.  The negative leveraging of store rent expense resulted from a 2% decline in same-store sales combined with operating more stores in fiscal 2005 which were still in the buildup phase of their sales curve.

The Company’s gross profit may not be comparable to that of other entities.  The Company includes all costs related to its distribution network in cost of sales, while other entities exclude a portion of these expenses from cost of sales and include them in selling, general and administrative expenses.  Please see Note 1 to the Consolidated Financial Statements contained in this Form 10-K for further detail regarding which expenses the Company includes in cost of sales and selling, general and administrative expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $108.9 million, or 24.8% of net sales, in fiscal 2005 compared to $89.3 million, or 22.9% of net sales, in fiscal 2004.  The approximate 200 basis point increase in selling, general and administrative expenses as a percent of net sales was primarily the result of increased store salaries expense, self insured medical costs, asset impairment charges and other administrative costs that could not be leveraged with a 2% decline in same-store sales, partially offset by a decrease in store supplies expense.

Depreciation and Amortization.  Depreciation and amortization was $16.2 million, or 3.7% of net sales, in fiscal 2005 compared to $13.6 million, or 3.5% of net sales, in fiscal 2004.  The increase in the amount of depreciation and amortization expense was a result of capital expenditures made during the past year.  The Company opened 94 new stores, acquired 21 Acorn stores and remodeled 19 stores during the year ended February 26, 2005.

Operating Income.  As a result of the foregoing factors, operating income for the year ended February 26, 2005 was $42.9 million, or 9.8% of net sales, compared to operating income of $62.3 million, or 15.9% of net sales, for the year ended February 28, 2004.

 Interest Income.  For the year ended February 26, 2005, net interest income increased to $1,038,408 from $873,574 for the year ended February 28, 2004.  The increase was a result of higher interest rates on short-term investments in fiscal 2005 compared to fiscal 2004.

Income Taxes.  The provision for income taxes was $16.9 million in fiscal 2005, with an effective tax rate of 38.5%, compared to $24.4 million, with an effective tax rate of 38.6%, in fiscal 2004.

Net Income.  As a result of the foregoing factors, net income for the year ended February 26, 2005 was $27.0 million, or 6.2% of net sales and $0.73 per diluted share, compared to net income of $38.8 million, or 9.9% of net sales and $1.01 per diluted share for the year ended February 28, 2004.  In fiscal 2005, earnings of approximately $0.03 per diluted share can be attributed to the Company’s repurchase of 2,367,400 shares of its common stock in February 2004 and the first nine months of fiscal 2005.

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

Gross Profit, exclusive of depreciation and amortization.  Gross profit, which is net sales less the cost of merchandise, buying expenses and occupancy costs, exclusive of depreciation and amortization, was $165.2 million, or 42.3% of net sales, in fiscal 2004, compared to $148.3 million, or 43.8% of net sales, in fiscal 2003.  The decline in gross profit as a percent of net sales was mainly the result of approximately 140 basis points of negative leveraging of store rent expense.  The negative leveraging of store rent expense resulted from a 2% decline in same-store sales combined with operating more stores in fiscal 2004 which were still in the buildup phase of their sales curve.  In addition, improved pricing obtained from suppliers was substantially offset by increased markdowns expense resulting from the heavily promotional retail environment.

The Company’s gross profit may not be comparable to that of other entities.  The Company includes all costs related to its distribution network in cost of sales, while other entities exclude a portion of these expenses from cost of sales and include them in selling, general and administrative expenses.  Please see Note 1 to the Consolidated Financial Statements contained in this Form 10-K for further detail regarding which expenses the Company includes in cost of sales and selling, general and administrative expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $89.3 million, or 22.9% of net sales, in fiscal 2004 compared to $76.7 million, or 22.6% of net sales, in fiscal 2003.  The increase in selling, general and administrative expenses as a percent of net sales was primarily the result of increased store salaries expense that could not be leveraged with a 2% decline in same-store sales, partially offset by a decrease in bonus expense and store supplies expense.

Depreciation and Amortization.  Depreciation and amortization was $13.6 million, or 3.5% of net sales, in fiscal 2004 compared to $10.9 million, or 3.2% of net sales, in fiscal 2003.  The increase in the amount of depreciation and amortization expense was a result of capital expenditures made during the past year.  The Company opened 97 new stores and remodeled 18 stores during the year ended February 28, 2004.

Operating Income.  As a result of the foregoing factors, operating income for the year ended February 28, 2004 was $62.3 million, or 15.9% of net sales, compared to operating income of $60.7 million, or 18.0% of net sales, for the year ended March 1, 2003.

Interest Income.  For the year ended February 28, 2004, net interest income decreased to $873,574 from $894,955 for the year ended March 1, 2003.  The decrease was a result of lower interest rates on short-term investments in fiscal 2004 compared to fiscal 2003, partially offset by a higher average cash and short-term investment balance in fiscal 2004 than in fiscal 2003.

Income Taxes.  The provision for income taxes was $24.4 million in fiscal 2004, with an effective tax rate of 38.6%, compared to $23.7 million, with an effective tax rate of 38.4%, in fiscal 2003.  The slight increase in the effective tax rate was due to increased state income taxes.

Net Income.  As a result of the foregoing factors, net income for the year ended February 28, 2004 was $38.8 million, or 9.9% of net sales and $1.01 per diluted share, compared to net income of $37.9 million, or 11.2% of net sales and $0.95 per diluted share for the year ended March 1, 2003.  In fiscal 2004, earnings of approximately $0.04 per diluted share can be attributed to the Company’s repurchase of 1,608,000 shares of its common stock in February and March 2003 and 294,000 shares of its common stock in February 2004.

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

Net cash provided by operating activities totaled $49.7 million in fiscal 2005, down from prior years due primarily to the Company’s decline in earnings.  Net cash used in investing activities included $30.5 million of capital expenditures and $7.4 million of cash paid for the acquisition of Acorn, partially offset by approximately $26.1 million of net redemptions of short-term investments.  The Company opened 94 new stores and completed 19 store remodels during fiscal 2005.

Net cash of $39.8 million was used by the Company for financing activities in fiscal 2005.  The Company repurchased 2,088,236 shares of the Company’s common stock at a total cost, including commissions, of approximately $35.4 million.  The common stock purchased is being held in treasury.  Quarterly cash dividends, which together totaled approximately $5.8 million, were paid by the Company in fiscal 2005.  The Company received $1.4 million of cash in fiscal 2005 when the Company’s officers, directors and key employees exercised stock options.

The Company plans to spend approximately $22 million on capital expenditures in fiscal 2006 to open approximately 45 new Christopher & Banks stores, 25 new C.J. Banks stores and five new Acorn stores and to complete approximately 15 store remodels and to make various capital improvements at its headquarters and distribution center facility.  The Company expects its cash and short-term investments, combined with cash flows from operations, to be sufficient to meet its capital expenditure, working capital and other requirements for liquidity during fiscal 2006.

The Company maintains an Amended and Restated Revolving Credit and Security Agreement with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”) which expires June 30, 2006.  The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit of up to $40 million, subject to a borrowing base formula based on inventory levels.  In October 2004, the Wells Fargo Revolver was amended to allow, among other things, the formation of a new subsidiary, Christopher & Banks Services Company, in conjunction with the acquisition of Acorn.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s base rate, 5.5% as of February 26, 2005, plus 0.25%.  Interest is payable monthly in arrears. The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement.  Facility fees totaled $5,128 in fiscal 2005.  The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during fiscal 2005 or fiscal 2004.  Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at February 26, 2005 was $32.3 million.  As of February 26, 2005, the Company had outstanding letters of credit in the amount of $21.7 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $10.6 million at that date.

The Wells Fargo Revolver contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial ratios.  As of February 26, 2005, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at February 26, 2005:

		Contractual obligations due in
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years

Long-term debt	$—	$—	$—	$—	$—

Capital lease obligations	—	—	—	—	—

Operating leases	302,504,648	39,268,639	78,035,165	75,770,606	109,430,238

Purchase obligations	21,723,438	21,723,438	—	—	—

Other liabilities	—	—	—	—	—

Total	$324,228,086	$60,992,077	$78,035,165	$75,770,606	$109,430,238

The Company’s contractual obligations include operating leases for each of its retail store locations and vehicles and purchase obligations consisting of $21.7 million of open purchase orders for goods currently in production with foreign suppliers.  These open purchase orders are secured by letters of credit for which the Company is contingently liable.  As of February 26, 2005, the Company had no other contractual obligations relating to short or long-term debt, capital leases or non-cancelable purchase obligations.  In addition, the Company had no contractual obligations relating to the other liabilities recorded in the Company’s balance sheet under accounting principles generally accepted in the United States of America.  As of February 26, 2005, the Company’s other liabilities consisted of deferred rent, deferred lease incentives, deferred revenue and deferred income taxes.

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

Merchandise Sourcing

The Company directly imported approximately 95% of its total merchandise purchases in fiscal 2005.  This reliance on sourcing from foreign countries may cause the Company to be exposed to certain risks.  Import restrictions, including tariffs and quotas, and changes in such restrictions, could affect the import of apparel and might result in increased costs, delays in merchandise receipts or reduced supplies of apparel available to the Company and could possibly have an adverse effect on the Company’s business, financial condition and/or results of operations.  The Company’s merchandise flow could also be adversely affected by political or financial instability in any of the countries where its merchandise is manufactured or by changes in the United States’ governmental policies toward such foreign countries.  In addition, merchandise receipts could be delayed due to interruptions in air, ocean and ground shipments.

Substantially all of the Company’s directly imported merchandise is manufactured in Southeast Asia.  The majority of these goods are produced in China, Hong Kong, Indonesia and Singapore.  The Company is not currently importing merchandise produced in the Middle East.

The Company did not experience any significant disruption or delays in the production or shipment of merchandise resulting from the earthquake and subsequent tsunami which struck parts of Indonesia and other countries surrounding the Indian Ocean on December 26, 2004.

During fiscal 2005, the Company purchased substantially all of its merchandise for its Christopher & Banks and C.J. Banks stores from approximately 100 vendors and the Company’s ten largest vendors represented approximately 68% of the Company’s purchases.  Further, purchases from the Company’s largest overseas supplier accounted for 36% of total purchases in fiscal 2005, compared to 41% in fiscal 2004.  Although the Company believes that its relationship with this particular vendor is good, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it can shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, there is some potential that any such disruption in supply could have a material adverse impact on the Company’s financial position and results of operations.  The Company intends to directly import approximately 95% of its purchases in fiscal 2006.

Quota Restrictions

On December 31, 2004, quota restrictions expired on the importing of apparel in the United States from foreign countries which are members of the World Trade Organization.  The effect this quota expiration will have on global sourcing patterns is uncertain, but is likely to cause further retail price deflation.  Management believes it can adjust to potential shifts in the availability of apparel following the expiration of these quotas.  However, the Company’s sourcing operations may be adversely effected by trade limits or political and financial instability resulting in the disruption of trade from exporting countries.

Quarterly Results and Seasonality

The Company’s sales reflect seasonal variation as sales in the third and fourth quarters, which include the fall and holiday seasons, generally have been higher than sales in the first and second quarters. Sales and gross profit generated during the fall and holiday seasons have a significant impact on the Company’s annual results of operations. Quarterly results may fluctuate significantly depending on a number of factors including timing of new store openings, adverse weather conditions, shifts in the timing of certain holidays and customer response to the Company’s seasonal merchandise mix.

The Company’s restated unaudited quarterly operating results for each quarter of fiscal 2005 and 2004 are presented in Note 18 to the Consolidated Financial Statements.

Inflation

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during fiscal 2005, 2004 and 2003.

Recently Issued Accounting Pronouncements

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”).  The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010.  In return, the Act also provides for a two-year phase out of the existing extraterritorial income exclusion (“ETI”) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union.  Under the guidance in the Financial Accounting Standards Board (“FASB”) Staff Position No. 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in the FASB Statement No. 109.  As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date.  Rather, the impact of this deduction will be reported in the period which the deduction is claimed on the Company’s tax return.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123R requires all share-based payment transactions, including stock options, restricted stock plans, performance-based awards, share appreciation rights and employee stock purchase plans, to be recognized as compensation expense in the financial statements.  The cost will be measured based on the fair value of the equity or liability instruments on the date issued.  On April 14, 2005, the Securities Exchange Commission announced it would provide for a phased-in implementation process for SFAS No. 123R.  The SEC will require that registrants that are not small business issuers adopt SFAS No. 123R for the first annual period beginning after June 15, 2005.  The Company is currently evaluating the impact this statement will have on its financial statements and will adopt SFAS No. 123R effective the first quarter of fiscal 2007.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.”  This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 is expected to have no impact on the Company’s financial position or results of operations.

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

Forward Looking Information and Risk

Information contained in this Form 10-K contains certain “forward-looking statements” which reflect the current view of the Company with respect to future events and financial performance.  Wherever used, terminology such as “may,” “will,” “expect,” “intend,” “plan,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology reflect such forward-looking statements.

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

Effective Management of Growth Strategy

The Company’s continued growth depends on its ability to open and operate stores successfully and to manage the Company’s planned expansion. During fiscal 2006, the Company plans to open approximately 75 new stores, including approximately 45 Christopher & Banks stores, 25 C.J. Banks stores, and five Acorn stores.  The Company’s planned expansion is dependent upon a number of factors, including locating suitable store sites, negotiating favorable lease terms, sourcing sufficient levels of inventory, hiring and training qualified management level and other employees and integrating new stores into its existing operations. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable or that the Company will be able to manage its growth effectively.

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

The Company is potentially exposed to market risk from changes in interest rates relating to its Revolving Credit and Security Agreement with Wells Fargo Bank.  Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s fluctuating base rate, 5.5% as of February 26, 2005, plus 0.25%.  However, the Company had no revolving credit loan borrowings under the Wells Fargo Revolver during fiscal 2005 or 2004 and, given its existing liquidity position, does not expect to utilize the Wells Fargo Revolver in the near future except for its continuing use of the import letter of credit facility.

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

ITEM 8.
CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Christopher & Banks Corporation:

We have completed an integrated audit of Christopher & Banks Corporation’s February 26, 2005 consolidated financial statements and of its internal control over financial reporting as of February 26, 2005 and audits of its February 28, 2004 and March 1, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated balance sheets and the related statements of income, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Christopher & Banks Corporation and its subsidiaries at February 26, 2005 and February 28, 2004 and the results of their operations and their cash flows for each of the three years in the period ended February 26, 2005, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the consolidated financial statements as of February 28, 2004 and March 1, 2003 have been restated.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of February 26, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 26, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.  We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

May 12, 2005

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED BALANCE SHEET

	February 26, 2005	February 28, 2004
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$14,063,378	$15,955,015
Short-term investments	46,748,329	72,844,025
Accounts receivable	3,744,488	3,253,001
Merchandise inventory, net	40,525,008	31,300,016
Prepaid expenses	3,852,207	1,720,975
Income taxes receivable	1,527,451	116,747
Current deferred tax asset	2,152,577	1,152,331
Total current assets	112,613,438	126,342,110

Property, equipment and improvements, net	112,058,758	96,951,287

Other assets:
Goodwill	3,587,052	—
Intangible assets	793,611	—
Other	150,843	82,275
Total other assets	4,531,506	82,275

Total assets	$229,203,702	$223,375,672

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,323,298	$6,823,287
Accrued salaries, wages and related expenses	4,606,596	3,604,736
Other accrued liabilities	14,125,942	9,873,996
Total current liabilities	31,055,836	20,302,019

Other liabilities:
Deferred lease incentives	20,648,042	16,829,044
Deferred rent obligations	8,171,674	6,503,983
Deferred tax liability	6,013,034	3,649,744
Deferred revenue	106,250	425,000
Total other liabilities	34,939,000	27,407,771

Commitments	—	—

Stockholders’ equity:
Preferred stock – $0.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock – $0.01 par value, 74,000,000 shares authorized, 42,503,590 and 42,217,943 shares issued, and 35,718,854 and 37,521,443 shares outstanding, in fiscal 2005 and 2004, respectively	425,047	422,191
Additional paid-in capital	61,035,745	59,307,323
Retained earnings	162,324,168	141,129,306
Common stock held in treasury, 6,784,736 and 4,696,500 shares at cost in fiscal 2005 and 2004, respectively	(60,576,094)	(25,192,938)
Total stockholders’ equity	163,208,866	175,665,882

Total liabilities and stockholders’ equity	$229,203,702	$223,375,672

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED STATEMENT OF INCOME

	Fiscal Year Ended
	February 26, 2005	February 28, 2004	March 1, 2003
		(Restated)	(Restated)

Net sales	$438,861,687	$390,723,269	$338,756,081
Cost of sales:
Merchandise, buying and occupancy, exclusive of depreciation and amortization shown seperately below	270,937,110	225,490,184	190,496,198

Gross profit, exlusive of depreciation and amortization shown seperately below	167,924,577	165,233,085	148,259,883

Selling, general and administrative	108,855,887	89,315,679	76,672,447

Depreciation and amortization	16,156,502	13,633,985	10,876,047

Operating income	42,912,188	62,283,421	60,711,389

Interest income	1,038,408	873,574	894,955

Income before income taxes	43,950,596	63,156,995	61,606,344

Income tax provision	16,935,263	24,353,953	23,659,300

Net income	$27,015,333	$38,803,042	$37,947,044

Basic earnings per common share:

Net income	$0.74	$1.03	$0.99

Basic shares outstanding	36,322,264	37,549,444	38,395,956

Diluted earnings per common share:

Net income	$0.73	$1.01	$0.95

Diluted shares outstanding	36,825,090	38,402,797	39,736,073

Dividends per share	$0.16	$0.08	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock					Additional
	Shares	Shares Held	Shares	Amount	Amount Held	Paid-in	Retained
	Issued	in Treasury	Outstanding	Outstanding	in Treasury	Capital	Earnings	Total

March 2, 2002 (Previously reported)	40,585,209	2,794,500	37,790,709	$405,864	$(2,999,961)	$46,100,583	$68,469,946	$111,976,432
Cumulative effect of restatement on prior years	—	—	—	—	—	—	(1,071,035)	(1,071,035)
March 2, 2002 (Restated)	40,585,209	2,794,500	37,790,709	405,864	(2,999,961)	46,100,583	67,398,911	110,905,397

Stock issued on exercise of options	933,102	—	933,102	9,331	—	3,388,282	—	3,397,613
Tax benefit on exercise of stock options	—	—	—	—	—	2,744,772	—	2,744,772
Acquistion of common stock held in treasury, at cost	—	1,200,000	(1,200,000)	—	(13,293,850)	—	—	(13,293,850)
Net income	—	—	—	—	—	—	37,947,044	37,947,044
March 1, 2003 (Restated)	41,518,311	3,994,500	37,523,811	415,195	(16,293,811)	52,233,637	105,345,955	141,700,976

Stock issued on exercise of options	699,632	—	699,632	6,996	—	3,745,344	—	3,752,340
Tax benefit on exercise of stock options	—	—	—	—	—	3,328,342	—	3,328,342
Acquistion of common stock held in treasury, at cost	—	702,000	(702,000)	—	(8,899,127)	—	—	(8,899,127)
Dividends paid ($0.08 per share)	—	—	—	—	—	—	(3,019,691)	(3,019,691)
Net income	—	—	—	—	—	—	38,803,042	38,803,042
February 28, 2004 (Restated)	42,217,943	4,696,500	37,521,443	422,191	(25,192,938)	59,307,323	141,129,306	175,665,882

Stock issued on exercise of options	285,647	—	285,647	2,856	—	1,353,483	—	1,356,339
Tax benefit on exercise of stock options	—	—	—	—	—	374,939	—	374,939
Acquistion of common stock held in treasury, at cost	—	2,088,236	(2,088,236)	—	(35,383,156)	—	—	(35,383,156)
Dividends paid ($0.16 per share)	—	—	—	—	—	—	(5,820,471)	(5,820,471)
Net income	—	—	—	—	—	—	27,015,333	27,015,333
February 26, 2005	42,503,590	6,784,736	35,718,854	$425,047	$(60,576,094)	$61,035,745	$162,324,168	$163,208,866

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
	February 26, 2005	February 28, 2004	March 1, 2003
		(Restated)	(Restated)
Cash flows from operating activities:
Net income	$27,015,333	$38,803,042	$37,947,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,156,502	13,633,985	10,876,047
Income tax benefit on exercise of stock options	374,939	3,328,342	2,744,772
Deferred income taxes	1,551,349	1,830,356	4,214,253
Loss on disposal of furniture, fixtures, and equipment	283,111	213,729	49,222
Loss on impairment of assets	837,768	—	—
Amortization of deferred revenue from lease termination	(318,750)	(318,750)	(318,750)
Increase (decrease) in allowance for markdowns	202,607	583,662	(160,645)
Changes in operating assets and liabilities, net of effects of acquisition:
Increase in accounts receivable	(408,124)	(588,982)	(1,069,235)
Increase in merchandise inventory	(7,838,466)	(7,749,963)	(4,973,952)
(Increase) decrease in prepaid expenses	(2,009,631)	2,304,008	730,584
(Increase) decrease in income taxes receivable	(1,599,009)	1,796,629	(144,143)
Increase in other assets	(68,568)	(16,407)	(25,289)
Increase in accounts payable	4,921,280	1,640,934	1,808,583
Increase (decrease) in accrued salaries, wages and related expenses	1,001,860	(2,413,684)	(1,458,326)
Increase in other accrued liabilities	4,160,019	2,360,492	3,359,510
Increase in deferred rent obligations	1,667,691	1,807,094	1,477,294
Increase in deferred lease incentives	3,818,998	4,083,281	3,081,711
Net cash provided by operating activities	49,748,909	61,297,768	58,138,680
Cash flows from investing activities:
Purchase of property, equipment and improvements	(30,464,398)	(28,425,530)	(25,025,438)
Proceeds from sale of furniture, fixtures and equipment	1,300	1,551	—
Acquisition, net of cash acquired	(7,425,856)	—	—
Purchase of short-term investments	(84,547,933)	(169,576,982)	(115,110,419)
Redemption of short-term investments	110,643,629	152,545,450	59,297,926
Net cash used in investing activities	(11,793,258)	(45,455,511)	(80,837,931)
Cash flows from financing activities:
Exercise of stock options	1,356,339	3,752,340	3,397,613
Dividends paid	(5,820,471)	(3,019,691)	—
Acquisition of common stock held in treasury	(35,383,156)	(8,899,127)	(13,293,850)
Net cash used in financing activities	(39,847,288)	(8,166,478)	(9,896,237)

Net increase (decrease) in cash and cash equivalents	(1,891,637)	7,675,779	(32,595,488)
Cash and cash equivalents at beginning of year	15,955,015	8,279,236	40,874,724

Cash and cash equivalents at end of year	$14,063,378	$15,955,015	$8,279,236

Supplemental cash flow information:
Interest paid	$2,126	$1,581	$7,980
Income taxes paid	$16,528,694	$17,398,627	$16,844,418
Purchases of equipment and improvements, accrued not paid	$578,731	$465,622	$420,977

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Christopher & Banks Corporation, through its wholly-owned subsidiaries Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company (collectively referred to as “Christopher & Banks” or the “Company”) operates retail specialty stores selling women’s apparel in the United States.  The Company operated 642, 534 and 438 stores (unaudited) at the end of fiscal 2005, 2004 and 2003, respectively.

Fiscal year and basis of presentation

The Company’s fiscal year ends on the Saturday nearest February 28.  The fiscal years ended February 26, 2005, February 28, 2004 and March 1, 2003 each consisted of 52 weeks.  The Consolidated Financial Statements include the accounts of Christopher & Banks Corporation and its wholly-owned subsidiaries, Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company.  All intercompany accounts and transactions have been eliminated in consolidation.

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

Short-term investments

In accordance with the Company’s investment policy, short-term investments consist of U.S. Government, corporate and asset-backed debt securities.  Auction rate debt securities, which had historically been classified as cash and cash equivalents, have now been properly classified as short-term investments at February 28, 2004 thereby reducing cash and cash equivalents and increasing short-term investments by $19.0 million. This classification correction resulted in a $19.0 million increase in net cash used in investing activities for the fiscal year ended February 28, 2004.  These investments, classified as available for sale, have long-term stated contractual maturities, but have variable interest rates that reset at each auction period, typically 28 or 35 days.  These securities trade in a broad, highly liquid market and the Company has never had difficulty liquidating any such investment at the end of a given auction period.  The Company typically reinvests these securities multiple times during the year at each new auction period.  The Company has revised its presentation in the cash flow statement for fiscal 2004 to include the gross purchases and redemptions of these securities as investing activities rather than as a component of cash and cash equivalents.  All income from these investments was recorded as interest income for each period presented.

The Company has the positive intent and ability to hold its short-term investments, other than auction rate debt securities, to maturity.  These securities are recorded at amortized cost, which management believes approximates fair value, and the related amortization of premiums and discounts arising at acquisition are reported in earnings each period as a component of interest income.  The original maturities of the Company’s U.S. Government debt securities range from two to three years.  These securities are callable within one year at the option of the issuer and have historically been called by the issuer within one year from the date of purchase.  Therefore, these securities are classified as short-term investments in the Company’s balance sheet.  When call options are exercised by the issuer, the Company receives the full principal amount of the bond and any interest accrued through the call date.

Inventory valuation

Merchandise inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out retail inventory method.  Permanent markdowns of inventory are recorded monthly based on an evaluation by merchandising management, which includes analyzing inventory levels and aging, as well as rate of sale.  The Company further reduces the value of inventory by recording an allowance for permanent markdowns based on inventory levels from the season which immediately precedes the current season as of the reporting date.  Permanent markdowns on this merchandise take into account the future anticipated selling price of the inventory.  To the extent that management’s estimates differ from actual results, additional markdowns may have to be recorded, which could reduce the Company’s gross margins and adversely affect its financial position and results of operations.  For the fiscal years ended February 26, 2005, February 28, 2004 and March 1, 2003, permanent inventory markdowns totaled $2,702,444, $1,555,865 and $689,779, respectively.

Property, equipment and improvements

Property, equipment and improvements are stated at cost. Property and equipment is depreciated over its estimated useful life; three to five years for computer hardware and software, seven years for furniture, fixtures and other equipment, and 25 years for the Company’s corporate office and distribution center and related building improvements.  Store leasehold improvements are amortized over the shorter of the useful life or term of the related leases, which is typically ten years.  Repairs and maintenance which do not extend an asset’s useful life are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

Long-Lived Assets

The Company reviews long-lived assets with definite lives at least annually or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  This review includes the evaluation of individual under-performing stores and assessing the recoverability of the carrying value of the improvements and equipment related to the store.  Future cash flows are projected for the remaining lease life considering such factors as future sales levels, gross margins, changes in rent and other expenses, as well as the overall operating environment specific to that store.  If the estimated future cash flows are less than the carrying value of the assets, the Company records an impairment charge equal to the difference between the assets’ fair value and carrying value.  As the projection of future cash flows involves judgment and estimates, differences in circumstances or estimates could produce different results.

Goodwill

The Company recognizes the excess cost of an acquired entity over the net amount assigned to assets acquired, including intangible assets with indefinite lives, and liabilities assumed, as goodwill.  Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis during the fourth quarter, and between annual tests whenever there is an impairment indicated.  Fair values are estimated based on future cash flows and are compared with the corresponding carrying value of the related assets.  Impairment losses will be recognized whenever the fair values are less than the carrying value of the related assets.

Intangible Assets

Intangible assets comprised of customer lists and customer related information acquired through acquisition are recorded at cost net of accumulated amortization.  Amortization is computed on a straight-line basis over estimated useful lives ranging from three to nine years.  The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in each reporting period.

Deferred lease incentives

The Company accounts for construction allowances received from landlords in accordance with SFAS No. 13, “Accounting for Leases,” and Financial Accounting Standards Board (“FASB”) Technical Bulletin 88-1, “Issues Relating to Accounting for Leases.”  Accordingly, all amounts received from landlords to fund leasehold improvements are recorded as a deferred liability, which is amortized over the related store’s lease term.  See Note 2 for additional information regarding deferred lease incentives.

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

Vendor allowances

From time to time, the Company receives certain allowances or credits from its vendors primarily related to defective merchandise or markdown allowances.  These allowances or credits are reflected as a reduction of merchandise inventory in the period they are received.  The aggregate amount of such allowances and credits totaled $222,734, $113,136 and $91,452 in fiscal 2005, 2004 and 2003, respectively.

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

Rent expense and deferred rent obligations

Rent expense under non-cancelable operating leases with scheduled rent increases or free rent periods is accounted for on a straight-line basis over the lease term, beginning on the date of initial possession, which is generally when the Company enters the space and begins the construction build-out.  Most of the Company’s lease agreements for retail space include escalation clauses in minimum base rent.  For leases that contain predetermined fixed escalations of minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rent expense and amounts payable under the lease as deferred rent obligations.

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

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the fiscal years ended February 26, 2005, February 28, 2004 and March 1, 2003 were $920,398, $841,186 and $949,954, respectively.  The Company includes advertising expense in selling, general and administrative expenses in the Consolidated Statement of Income.

Fair value of financial instruments

The Company’s financial instruments consist of cash, receivables, payables and accrued liabilities, for which current carrying amounts approximate fair market value.

Stock-based employee compensation

The Company discloses stock-based compensation information in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock Based Compensation” and No. 148 (“SFAS No. 148”), “Accounting for Stock Based Compensation Transition and Disclosure”.  SFAS No. 148, an amendment of SFAS No. 123, does not amend the provisions of SFAS No. 123 that permit entities to account for stock-based compensation under the intrinsic value method set forth by Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.”  The Company has elected to continue to recognize compensation cost for its stock-based compensation plans in accordance with APB No. 25.  Generally, no compensation expense is recognized for stock options with exercise prices equal to the market value of the underlying shares of stock at the date of grant.  The Company is currently evaluating the provisions of SFAS No. 123R, “Share-Based Payment,” and will adopt SFAS No. 123R the first quarter of fiscal 2007.

 If stock-based employee compensation cost had been determined based on the fair value methodology prescribed by SFAS No. 123 and SFAS No. 148, the Company’s net earnings and earnings per share in fiscal 2005, 2004 and 2003 would have been reduced to the pro forma amounts indicated in the following table.

	2005	2004	2003
		(Restated)	(Restated)
Net income—as reported	$27,015,333	$38,803,042	$37,947,044
Add stock-based compensation expense included in net income, net of related tax effects	—	—	—
Less total stock-based compensation expense determined under fair value method, net of related tax effects	(3,536,593)	(3,382,404)	(3,801,912)
Net income—pro forma	$23,478,740	$35,420,638	$34,145,132

Basic earnings per common share:
As reported	$0.74	$1.03	$0.99
Pro forma	$0.65	$0.94	$0.89

Diluted earnings per common share:
As reported	$0.73	$1.01	$0.95
Pro forma	$0.64	$0.92	$0.86

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

The estimated weighted-average fair value of options granted during fiscal 2005, 2004 and 2003 were $5.54, $8.24, and $8.85, respectively.  The following assumptions were used to apply the Black-Scholes pricing model for grants in fiscal 2005, 2004 and 2003.

	2005	2004	2003
Divdend yield	0.80%	0.74%	0.00%
Expected volatility	53.15%	53.65%	56.99%
Risk-free interest rate	2.16-3.69%	1.13-3.26%	1.05-2.53%
Weighted-average expected lives	2.82 Years	4.08 Years	1.15 Years

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

The following is a reconciliation of the number of shares and per share amounts used in the basic and diluted EPS computations.

		Effect of
	Basic	Dilutive Stock	Diluted
	EPS	Options	EPS
Fiscal 2005
Number of shares	36,322,264	502,826	36,825,090
Per share amount	$0.74	$0.01	$0.73

Fiscal 2004
Number of shares	37,549,444	853,353	38,402,797
Per share amount (Restated)	$1.03	$0.02	$1.01

Fiscal 2003
Number of shares	38,395,956	1,340,117	39,736,073
Per share amount (Restated)	$0.99	$0.04	$0.95

Stock options of 1,481,549, 286,348 and 1,679,384 were excluded from the shares used in the computation of diluted earnings per share for fiscal 2005, 2004 and 2003, respectively, as they were anti-dilutive.

Segment information

The Company executes its operations through three concepts:  Christopher & Banks, C.J. Banks and Acorn stores.  The concepts offer similar products, have consistent distribution channels and target a similar customer base.  Substantially all of the Company’s stores are located within high traffic retail (destination) shopping locations, and the individual stores generally display similar economic characteristics.  Based on these factors and the way in which the Company manages its business, it has presented its operations as one reportable operating segment.

Recently issued accounting pronouncements

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”).  The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010.  In return, the Act also provides for a two-year phase out of the existing extraterritorial income exclusion (“ETI”) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union.  Under the guidance in the Financial Accounting Standards Board (“FASB”) Staff Position No. 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in the FASB Statement No. 109.  As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date.  Rather, the impact of this deduction will be reported in the period which the deduction is claimed on the Company’s tax return.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123R requires all share-based payment transactions, including stock options, restricted stock plans, performance-based awards, share appreciation rights and employee stock purchase plans, to be recognized as compensation expense in the financial statements.  The cost will be measured based on the fair value of the equity or liability instruments on the date issued.  On April 14, 2005, the Securities Exchange Commission announced it would provide for a phased-in implementation process for SFAS No. 123R.  The SEC will require that registrants that are not small business issuers adopt SFAS No. 123R for the first annual period beginning after June 15, 2005.  The Company is currently evaluating the impact this statement will have on its financial statements and will adopt SFAS No. 123R effective the first quarter of fiscal 2007.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.”  This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 is expected to have no impact on the Company’s financial position or results of operations.

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATMENTS

In January 2005, the Company’s management initiated a review of its lease-related accounting practices, specifically the manner in which it accounted for construction allowances and the period over which it recognized rent expense for its operating leases.  As a result of the review, the Company concluded that its prior practices were not in accordance with GAAP.  As a result, the Company has restated its Consolidated Financial Statements for the fiscal years ended March 1, 2003 and February 28, 2004, as well as interim quarterly results.  See Note 18, “Quarterly Financial Data (Unaudited),” for the effects of these corrections and changes on the Company’s interim quarterly periods within fiscal 2005 and 2004.

Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Related to Accounting for Leases,” (“FTB No. 88-1”) requires construction allowances received from landlords to be recorded as deferred lease incentives in the liability section of the balance sheet and as a component of operating activities in the Consolidated Statement of Cash Flows.  Previously, construction allowances were treated as reductions of property, equipment, and improvements on the Company’s Consolidated Balance Sheet and as a reduction of capital expenditures within the investing activities section of the Consolidated Statement of Cash Flows.  Accordingly, the Company has established the appropriate deferred lease incentive liability and recorded a corresponding increase in property, equipment and improvements.  Additionally, the amortization of deferred lease incentives has been classified as a reduction of rent expense, included as part of cost of sales, rather then a reduction of depreciation expense in the Company’s Consolidated Income Statement.

In determining the proper period over which to recognize rent expense with free rent periods and/or rent escalation, FTB No. 88-1 considers the lessee’s possession or right to physically control the property, and requires that straight-line rent expense begin when the lessee takes possession of or controls the use of the space.  The Company had previously recorded straight-line rent expense beginning on the earlier of the store opening date or lease commencement date, which had the effect of excluding the build-out period of its stores from the calculation of the period over which rent was expensed.  The Company now considers possession to occur on the date it attains physical access to the space and begins the construction build-out.  The restated financial statements reflect additional rent expense and deferred rent obligations in the Company’s Consolidated Statements of Income and Consolidated Balance Sheets, respectively.

The Company restated its Consolidated Financial Statements for fiscal years ended February 28, 2004 and March 1, 2003 in this Form 10-K.  The following tables present a summary of the effects of these restatements on the Company’s Consolidated Financial Statements for the fiscal years ended February 28, 2004 and March 1, 2003.  See Note 18, “Quarterly Financial Data (Unaudited),” for the effects of these corrections and changes on the Company’s interim quarterly periods within fiscal 2005 and 2004.

	Consolidated Balance Sheet
	Previously
	Reported	Adjustments	Restated
February 28, 2004
Property, equipment and improvements, net	$80,122,243	$16,829,044	$96,951,287
Deferred lease incentives	—	16,829,044	16,829,044
Deferred rent obligations	3,014,098	3,489,885	6,503,983
Deferred tax liability	5,003,529	(1,353,785)	3,649,744
Retained earnings	143,265,406	(2,136,100)	141,129,306

	Consolidated Statement of Income
	Previously
	Reported	Adjustments	Restated
Fiscal Year Ended February 28, 2004
Merchandise, buying and occupancy	$226,620,614	$(1,130,430)	$225,490,184
Depreciation and amortization	11,628,857	2,005,128	13,633,985
Operating income	63,158,119	(874,698)	62,283,421
Income before income taxes	64,031,693	(874,698)	63,156,995
Income tax provision	24,691,237	(337,284)	24,353,953
Net income	39,340,456	(537,414)	38,803,042

Basic earnings per share	$1.05	$(0.02)	$1.03
Diluted earnings per share	$1.02	$(0.01)	$1.01

Fiscal Year Ended March 1, 2003
Merchandise, buying and occupancy	$191,128,646	$(632,448)	$190,496,198
Depreciation and amortization	9,387,023	1,489,024	10,876,047
Operating income	61,567,965	(856,576)	60,711,389
Income before income taxes	62,462,920	(856,576)	61,606,344
Income tax provision	23,988,225	(328,925)	23,659,300
Net income	38,474,695	(527,651)	37,947,044

Basic earnings per share	$1.00	$(0.01)	$0.99
Diluted earnings per share	$0.97	$(0.02)	$0.95

	Consolidated Statement of Cash Flows
	Previously
	Reported	Adjustments	Restated
Fiscal Year Ended February 28, 2004
Net cash provided by operating activities	$55,209,359	$6,088,409	$61,297,768
Net cash used in investing activities(1)	(39,367,102)	(6,088,409)	(45,455,511)

Fiscal Year Ended March 1, 2003
Net cash provided by operating activities	$53,567,945	$4,570,735	$58,138,680
Net cash used in investing activities	(76,267,196)	(4,570,735)	(80,837,931)

	Consolidated Statement of Stockholders’ Equity
	Previously
	Reported	Adjustments	Restated
Total Stockholders Equity
Fiscal Year Ended February 28, 2004	$177,801,982	$(2,136,100)	$175,665,882
Fiscal Year Ended March 1, 2003	143,299,662	(1,598,686)	141,700,976
Fiscal Year Ended March 2, 2002	111,976,432	(1,071,035)	110,905,397

(1)    As previously reported, after impact of the revision of the classification of certain auction rate debt securities as described in Note 1.

NOTE 3 – ACQUISITION OF ACORN STORES

On November 1, 2004, the Company acquired the assets and assumed certain liabilities of Gilmore Brothers Inc., a privately held women’s specialty retailer operating stores under the name “Acorn,” for approximately $7.4 million in cash.  The Company funded the purchase from current cash balances and redemptions of short-term investments.  Of the $7.4 million purchase price, $2.3 million was placed in escrow to satisfy certain obligations of Gilmore Brothers, Inc. not assumed by the Company.  As of February 26, 2005, $700,000 of the purchase price remained in escrow.  Subsequent to year end, approximately $15,000 of the escrow balance was remitted to the Company and the remainder was remitted to Gilmore Brothers Inc.  The Company plans to continue to operate Acorn as a division of Christopher & Banks, Inc.

As of November 1, 2004, Acorn operated 21 stores in nine states that offer upscale women’s fashions along with complementary jewelry and accessories under private and branded labels.  In January 2005, the Company closed one of the acquired Acorn stores.  The transaction was accounted for under the purchase method of accounting and accordingly, the results of operations of Acorn have been consolidated in the Company’s financial statements from the date of acquisition.

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

The intangible assets pertained to customer lists and other information relating to the Acorn awards program, a preferred customer shopping program.  The intangible assets will be amortized over their estimated useful lives, ranging from three to nine years, based on a valuation analysis completed in October 2005.  The resulting amortization expense has been included in depreciation and amortization in the Consolidated Statement of Income.

NOTE 4 — SHORT-TERM INVESTMENTS

Short-term investments consisted of the following:

		February 26,	February 28,
Description	Original Maturities	2005	2004
			(Restated)
Corporate debt securities	Within one year	$25,748,329	$36,844,025
Auction rate securities	Variable	4,000,000	19,000,000
U.S. Government debt securities	Two to three years, callable within one year	17,000,000	17,000,000

		$46,748,329	$72,844,025

NOTE 5 — ACCOUNTS RECEIVABLE

The Company’s accounts receivable consisted of the following:

	February 26,	February 28,
Description	2005	2004

Credit card receivables	$2,337,952	$1,995,469
Construction allowances receivable from landlords	983,856	927,139
Other receivables	422,680	330,393

	$3,744,488	$3,253,001

The Company’s credit card receivables are collected one to five days after the related sale transaction occurs.  Construction allowance receivables result from incentives offered to the Company by landlords to lease space within their properties.  These allowances are typically collected 90 to 120 days after a store opens.

NOTE 6 — MERCHANDISE INVENTORY, NET

Merchandise inventory, net consisted of the following:

	February 26,	February 28,
Description	2005	2004

Merchandise inventory - in store	$31,950,213	$23,313,350
Merchandise inventory - in transit	9,400,419	8,609,683
Allowance for permanent markdowns	(825,624)	(623,017)

	$40,525,008	$31,300,016

NOTE 7 — PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following:

		February 26,	February 28,
Description	Estimated Useful Life	2005	2004
			(Restated)
Land	—	$1,596,898	$1,596,898
Corporate office, distribution center and related building improvements	25 years	10,783,627	8,741,546
Store leasehold improvements	Term of related lease, typically 10 years	67,175,045	55,597,748
Store furniture and fixtures	Seven years	76,402,663	61,197,579
Point of sale hardware and software	Five years	7,028,545	6,178,209
Corporate office and distribution center furniture, fixtures and equipment	Seven years	2,352,583	2,284,007
Computer hardware and software	Three to five years	3,576,101	3,002,201
Construction in progress	—	3,064,048	4,542,581
		171,979,510	143,140,769
Less accumulated depreciation and amortization		(59,920,752)	(46,189,482)
		$112,058,758	$96,951,287

Construction in progress primarily consists of capital expenditures related to new stores planned to open in the first quarter of fiscal 2006 and 2005.

As a result of an impairment analysis performed during the fourth quarter of fiscal 2005 which includes the evaluation of individual under-performing stores and assessing the recoverability of the carrying value of the improvements and equipment related to the stores, the Company determined that the carrying value of the improvements and equipment at certain under-performing stores exceeded the expected future undiscounted cash flows from the stores.  As a result, the Company recorded an impairment charge of $837,000 during the fourth quarter of fiscal 2005.  The Company continues to hold the assets impaired for use.  The asset impairment was recorded as a reduction of property, equipment and improvements in the Company’s Consolidated Balance Sheet and a charge to selling, general and administrative expenses in the Company’s Consolidated Statement of Income.

NOTE 8– GOODWILL

The changes in the carrying amount of goodwill for the year ended February 26, 2005, are as follows:

Balance as of February 28, 2004	$—
Goodwill acquired during the year related to the acquisition of Acorn	3,587,052

Balance as of February 26, 2005	$3,587,052

NOTE 9 – INTANGIBLE ASSETS

Intangible assets consisted of the following at February 26, 2005:

Amount

Customer Lists - Acorn awards program	$830,000
Accumulated amortization	(36,389)

$793,611

Aggregate amortization expense for the year ended February 26, 2005 totaled $36,389.  Estimated aggregate amortization expense for the next five fiscal years is as follows:

Fiscal 2006	$109,167
Fiscal 2007	109,167
Fiscal 2008	100,278
Fiscal 2009	82,500
Fiscal 2010	82,500

The amortization expense forecast reflected above is an estimate.  Actual amounts may differ from the estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization or other events.  Impairment losses are recognized if the carrying amount of an intangible asset subject to amortization is not recoverable from expected future cash flows and exceeds its fair value.

NOTE 10 – ACCRUED LIABILITIES

Other accrued liabilities consisted of the following at February 26, 2005 and February 28, 2004:

	February 26,	February 28,
Description	2005	2004

Gift card, certificate and store credit liability	$8,523,420	$6,504,195
Accrued occupancy related expenses	1,340,403	1,158,267
Other accrued liabilities	4,262,119	2,211,534

	$14,125,942	$9,873,996

NOTE 11 — LONG-TERM DEBT

The Company maintains an Amended and Restated Revolving Credit and Security Agreement with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”) which expires on June 30, 2006.  The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit of up to $40 million, subject to a borrowing base formula based on inventory levels.  In October 2004, the Wells Fargo Revolver was amended to allow, among other things, the formation of a new subsidiary, Christopher & Banks Services Company, in conjunction with the acquisition of Acorn.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s base rate, 5.5% as of February 26, 2005, plus 0.25%. Interest is payable monthly in arrears. The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement.  Facility fees totaled $5,128 in fiscal 2005.

The Wells Fargo Revolver is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during fiscal 2005 or 2004.  Historically, the Wells Fargo Revolver has only been utilized by the Company to open letters of credit to facilitate the import of merchandise.  The borrowing base at February 26, 2005, was $32.3 million.  As of February 26, 2005 the Company had outstanding letters of credit in the amount of $21.7 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $10.6 million at that date.

The Wells Fargo Revolver contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial ratios.

NOTE 12— STOCKHOLDERS’ EQUITY

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

In September 2003, the Company’s Board of Directors declared the Company’s first cash dividend.  The declaration provides for an on-going cash dividend of $0.04 per share to be paid quarterly, subject to Board approval.  Quarterly dividends were paid on October 6, 2003, January 6, 2004, April 6, 2004, July 6, 2004, October 5, 2004 and January 4, 2005 to shareholders of record as of September 19, 2003, December 18, 2003, March 19, 2004, June 18, 2004, September 20, 2004, and December 17, 2004, respectively.

The Company’s Board of Directors authorized a stock repurchase program in February 2003 enabling the Company to purchase up to $20 million of its common stock, subject to market conditions.  During February and March 2003, the Company purchased a total of 1,608,000 shares of its common stock at a total cost, including commissions, of approximately $17.3 million.  This stock repurchase authorization expired in February 2004.

In February 2004, the Company’s Board of Directors authorized another stock repurchase program.  This program allowed the Company to purchase up to $25 million of its common stock, subject to market conditions.  On June 28, 2004, the Company announced its Board of Directors authorized an increase in the stock repurchase program to $40 million.  The Company repurchased 2,367,400 shares at a total cost, including commissions, of approximately $40 million, effectively completing the repurchase program in October 2004.

The common stock repurchased is being held in treasury and has reduced the number of shares of the Company’s common stock outstanding by approximately 10%.  All of the Company’s share repurchases were executed in the open market and no shares were repurchased from related parties.  Depending on market conditions and the Company’s cash position, the Company may participate in additional stock repurchase programs in the future.

NOTE 13 — STOCK OPTION PLANS

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

The Company has not paid cash to any employee to settle an outstanding stock option, to settle an earlier grant of stock award within six months after vesting or to repurchase shares within six months after exercise of an option or issuance in the fiscal years ended February 26, 2005, February 28, 2004 and March 1, 2003.

The following table summarizes the Company’s stock option transactions:

	Fiscal Year Ended
	February 26, 2005		February 28, 2004		March 1, 2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of period	3,904,024	$16.24	3,355,493	$12.85	4,374,819	$10.11
Granted	229,500	16.31	1,254,600	19.11	256,598	21.29
Exercised	(285,647)	4.75	(699,632)	5.37	(933,102)	3.64
Cancelled	(41,700)	22.78	(6,437)	14.22	(342,822)	8.80
Outstanding, end of period	3,806,177	$17.03	3,904,024	$16.24	3,355,493	$12.85
Exercisable, end of period	2,422,176	$16.76	1,718,198	$14.84	1,312,056	$12.42

Available for grant, end of period	335,634		523,434		720,384

In fiscal 2004, the Company’s shareholders approved an amendment to the Company’s 1997 Stock Incentive Plan (the “1997 Incentive Plan”) increasing the number of shares of Common Stock authorized for issuance under the 1997 Incentive Plan by 1,050,000 shares.

The following summarizes stock options outstanding and options exercisable at February 26, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.41 - 1.79	118,296	3.18	$1.44	118,296	$1.44
$7.78 - 10.54	669,699	5.14	7.89	507,695	7.92
$11.16 - 15.89	257,439	6.01	14.12	225,939	13.96
$16.34 - 19.50	1,275,000	8.91	18.18	342,500	18.38
$21.47 - 27.47	1,485,743	6.75	21.92	1,227,746	21.96

	3,806,177	7.03	$17.03	2,422,176	$16.76

NOTE 14 – INCOME TAXES

The provision for income taxes for the fiscal years ended February 26, 2005, February 28, 2004 and March 1, 2003 consisted of:

	2005	2004	2003
		(Restated)	(Restated)
Current:
Federal	$12,588,694	$19,215,851	$16,833,902
State	2,795,220	3,307,746	2,611,145
Current tax expense	15,383,914	22,523,597	19,445,047
Deferred tax expense	1,551,349	1,830,356	4,214,253
Income tax provision	$16,935,263	$24,353,953	$23,659,300

The Company’s effective income tax rate for fiscal 2005, 2004 and 2003 differs from the federal income tax rate as follows:

	2005	2004	2003
		(Restated)	(Restated)
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	4.0	3.6	3.5
Other	(0.5)	0.0	(0.1)
	38.5%	38.6%	38.4%

The net deferred tax asset (liability) included in the Consolidated Balance Sheet as of February 26, 2005 and February 28, 2004 is as follows:

	February 26,	February 28,
	2005	2004
		(Restated)
Accrued liabilities	$1,572,237	$890,000
Inventory and other	580,340	262,331
Current deferred tax asset	2,152,577	1,152,331

Depreciation and amortization	(17,392,108)	(6,360,339)
Deferred rent obligations	11,124,766	2,516,472
Other	254,308	194,123
Non-current deferred tax liability	(6,013,034)	(3,649,744)

Net deferred tax liability	$(3,860,457)	$(2,497,413)

Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income.  No valuation allowance has been provided for deferred tax assets because management believes realization of the full amount of net deferred tax assets is more likely than not.

NOTE 15 — EMPLOYEE BENEFIT PLANS AND EMPLOYMENT AGREEMENTS

The Company has established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for the benefit of all employees who meet certain eligibility requirements, primarily age, length of service and hours of service.  The plan allows eligible employees to invest from 1% to 25% of their compensation.  The plan allows for discretionary Company matching contributions.  Company contributions for the fiscal years ended February 26, 2005, February 28, 2004 and March 1, 2003 totaled $470,343, $427,998 and $384,524, respectively.

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

NOTE 16 — LEASE COMMITMENTS

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

Total rental expense for all leases was as follows:

	Fiscal Year Ended
	February 26,	February 28,	March 1,
	2005	2004	2003
		(Restated)	(Restated)
Minimum rent	$38,447,957	$31,469,402	$23,451,967
Contingent rent—based on a percentage of sales	1,442,436	1,471,565	1,735,324
Maintenance, taxes and other	22,556,652	18,426,981	13,544,481
Amortization of deferred lease incentives	(2,581,719)	(2,005,128)	(1,489,024)
	$59,865,326	$49,362,820	$37,242,748

Future minimum rental commitments and sublease rental income for all leases are as follows:

	Operating Leases
		Office and
		Distribution
	Retail Store	Center	Vehicles/
Fiscal Year	Facilities	Facilities	Other	Total
2006	$38,895,468	$(48,732)	$421,903	$39,268,639
2007	38,974,095	—	144,250	39,118,345
2008	38,885,569	—	31,251	38,916,820
2009	38,661,023	—	—	38,661,023
2010	37,109,583	—	—	37,109,583
Thereafter	109,430,238	—	—	109,430,238

Total minimum lease payments	$301,955,976	$(48,732)	$597,404	$302,504,648

NOTE 17 — SOURCES OF SUPPLY

The Company’s ten largest vendors represented approximately 68%, 72% and 75% of the Company’s merchandise purchases in fiscal 2005, 2004 and 2003, respectively.  Purchases from the Company’s largest overseas supplier accounted for 36%, 41% and 43% of total merchandise purchases in fiscal 2005, 2004 and 2003, respectively.  Direct imports accounted for approximately 95%, 96% and 95% of the Company’s total merchandise purchases in fiscal 2005, 2004 and 2003, respectively.

NOTE 18 — QUARTERLY FINANCIAL DATA (UNAUDITED):

The financial data below has been restated as described in Note 2:

(In thousands, except per share data)

	Fiscal 2005 Quarters
	First	Second	Third	Fourth
	(Restated)	(Restated)	(Restated)
Net sales(1)	$102,625	$96,373	$120,592	$119,272
Gross profit	$44,477	$37,013	$45,453	$40,982
Operating income	$16,088	$8,698	$12,255	$5,871
Net income	$10,036	$5,489	$7,642	$3,848

Basic per share data: (2)
Net income	$0.27	$0.15	$0.21	$0.11

Diluted per share data: (2)
Net income	$0.26	$0.15	$0.21	$0.11

Dividends per share	$0.04	$0.04	$0.04	$0.04

	Fiscal 2004 Quarters
	First	Second	Third	Fourth
	(Restated)	(Restated)	(Restated)	(Restated)
Net sales(1)	$93,373	$89,710	$107,285	$100,355
Gross profit	$43,411	$38,387	$45,416	$38,019
Operating income	$17,615	$13,328	$18,200	$13,140
Net income	$10,948	$8,295	$11,267	$8,293

Basic per share data: (2)
Net income	$0.29	$0.22	$0.30	$0.22

Diluted per share data: (2)
Net income	$0.29	$0.22	$0.29	$0.22

Dividends per share	$—	$—	$0.04	$0.04

(1)   The Company’s quarterly net sales show seasonal variation, as sales in the third and fourth quarters, which include the fall and holiday seasons, generally have been higher than sales in the first and second quarters.

(2)   The summation of quarterly per share data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

The following tables contain selected quarterly financial data for fiscal 2004 and the first three quarters of fiscal 2005 as previously reported in the Company's filed Quarterly Reports on Form 10-Q:

(In thousands, except per share data)

	Fiscal 2005 Quarters
	First	Second	Third
	(Previously	(Previously	(Previously
	Reported)	Reported)	Reported)
Net sales(1)	$102,625	$96,373	$120,592
Gross profit	$44,110	$36,539	$45,023
Operating income	$16,310	$8,849	$12,505
Net income	$10,173	$5,582	$7,794

Basic per share data: (2)
Net income	$0.27	$0.15	$0.22

Diluted per share data: (2)
Net income	$0.27	$0.15	$0.22

Dividends per share	$0.04	$0.04	$0.04

	Fiscal 2004 Quarters
	First	Second	Third	Fourth
	(Previously	(Previously	(Previously	(Previously
	Reported)	Reported)	Reported)	Reported)
Net sales(1)	$93,373	$89,710	$107,285	$100,355
Gross profit	$43,282	$38,237	$45,074	$37,510
Operating income	$17,934	$13,647	$18,401	$13,176
Net income	$11,144	$8,491	$11,390	$8,315

Basic per share data: (2)
Net income	$0.30	$0.23	$0.30	$0.22

Diluted per share data: (2)
Net income	$0.29	$0.22	$0.29	$0.22

Dividends per share	$—	$—	$0.04	$0.04

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

ITEM 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of February 26, 2005, our Company’s management concluded that our Company’s disclosure controls and procedures were effective as of February 26, 2005.

Because of inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control over Financial Reporting

Management of our Company, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a - 15(f) and 15d - 15(f) of the Securities Exchange Act of 1934, as amended. Our Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:  (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and directors of our Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our Company’s assets that could have a material effect on the financial statements.

Our management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the evaluation, management has concluded our Company’s internal control over financial reporting was effective as of February 26, 2005.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 26, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

Other than as discussed below, there have been no changes during our Company’s fiscal quarter ended February 26, 2005 in our Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our Company’s internal control over financial reporting.

In coming to the conclusion that our internal control over financial reporting was effective as of February 26, 2005, our management considered, among other things, the restatement related to the accounting for leases, as disclosed in Note 2 of Notes to the Consolidated Financial Statements included herein, which management concluded resulted from a deficiency in our controls over the accounting for leases, which represented a material weakness.  Management notified the Audit Committee of the Board of Directors and our Company’s independent registered public accounting firm of this matter. During the fourth quarter of fiscal 2005 and prior to February 26, 2005, the Company implemented controls to ensure that all leases are reviewed and accounted for in accordance with generally accepted accounting principles. Accordingly, the Company evaluated its controls over the selection and application of lease accounting policies as of February 26, 2005 and has concluded that the material weakness had been remediated as of year-end.

ITEM 9B.

OTHER INFORMATION

There are no matters which are required to be reported under Item 9B.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding the Company’s directors required by Item 10 is incorporated herein by reference to the section entitled, “Item 1 - Election of Directors,” in the Company’s proxy statement for its 2005 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company’s fiscal year ended February 26, 2005.  Information regarding the Company’s executive officers required by Item 10 is included in Part I of this Annual Report on Form 10-K as permitted by General Instruction G(3) to Form 10-K.  Information required by this Item concerning compliance with Section 16(a) of the Securities Act of 1934 is included in the proxy statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management,” and such information is incorporated herein by reference.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section entitled “Compensation of Executive Officers and Directors” in the Company’s proxy statement for its 2005 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company’s fiscal year ended February 26, 2005.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for its 2005 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulations 14A within 120 days of the Company’s fiscal year ended February 26, 2005.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s proxy statement for its 2005 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company’s fiscal year ended February 26, 2005.  There are no matters which are required to be reported under Item 13.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be submitted in response to this item is omitted because a definitive proxy statement containing such information will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended February 26, 2005, and such information is expressly incorporated herein by reference.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Report:

(1) Financial Statements:

	Report of Independent Registered Public Accounting Firm	25
	Consolidated Balance Sheet	27
	Consolidated Statement of Income	28
	Consolidated Statement of Stockholders’ Equity	29
	Consolidated Statement of Cash Flows	30
	Notes to Consolidated Financial Statements	31

(2) Financial Statement Schedules:

	Schedule II – Valuation and Qualifying Accounts	55

All schedules omitted are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits:

†3.1	Restated Certificate of Incorporation of the Company

†3.2	By-Laws of the Company, as amended

†3.3	Articles of Incorporation of Christopher & Banks, Inc.

†3.4	By-laws of Christopher & Banks, Inc.

†3.5	Articles of Amendment to the Articles of Incorporation of Christopher & Banks, Inc.

†3.6	Certificate of Amendment of Restated Certificate of Incorporation of the Company

†3.7	Certificate of Amendment of the Company’s restated Certificate of Incorporation dated as of August 16, 1999

†3.8	Certificate of Amendment of Restated Certificate of Incorporation of the Company dated as of August 1, 2001

†10.5	Christopher & Banks, Inc. Retirement Savings Plan

†10.15	Amended and Restated Revolving Credit and Security Agreement dated as of March 15, 1999 between Norwest Bank Minnesota, National Association and Braun’s Fashions, Inc. and Braun’s Fashions Corporation

†10.17	1997 Stock Incentive Plan

†10.24	Amendment No. 1 to 1997 Stock Incentive Plan.

†10.25	1998 Director Stock Option Plan

†10.27	First Amendment to Amended and Restated Revolving Credit and Security Agreement dated as of September 17, 1999

†10.28	Second Amendment to the Company’s 1997 Stock Incentive Plan dated as of July 28, 1999

†10.37	Third Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of February 23, 2001

†10.38	Fourth Amendment to Amended and Restated Revolving Credit and Security Agreement, dated as of February 28, 2002

†10.40	Third Amendment to the Company’s 1997 Stock Incentive Plan dated as of July 26, 2000

†10.41	Fourth Amendment to the Company’s 1997 Stock Incentive Plan dated as of August 1, 2001

†10.42	First Amendment to the Company’s 1998 Director Stock Option Plan dated as of July 26, 2000

†10.43	Amended and Restated Executive Employment Agreement, dated March 1, 2002, between Christopher & Banks Corporation and William J. Prange

†10.44	Amended and Restated Executive Employment Agreement, dated March 1, 2002, between Christopher & Banks Corporation and Joseph E. Pennington

†10.45	Amended and Restated Executive Employment Agreement, dated March 1, 2002, between Christopher & Banks Corporation and Ralph C. Neal

†10.47	Christopher & Banks Corporation 2002 Non-Employee Director Stock Option Plan

†10.49	Executive Employment Agreement, dated March 1, 2004, between Christopher & Banks Corporation and Andrew K. Moller

†22.1	Subsidiaries of Company exhibit

*23.1	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Previously filed

*Filed with this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2005.

CHRISTOPHER & BANKS CORPORATION

By:	/S/ WILLIAM J. PRANGE
William J. Prange
Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM J. PRANGE	Chairman and Chief Executive Officer	May 12, 2005
William J. Prange	(Principal Executive Officer)

/S/ JOSEPH E. PENNINGTON	President and Chief Operating	May 12, 2005
Joseph E. Pennington	Officer and Director

/S/ ANDREW K. MOLLER	Senior Vice President and	May 12, 2005
Andrew K. Moller	Chief Financial Officer (Principal
Financial and Accounting Officer)

/S/ JAMES J. FULD, JR.	Director	May 12, 2005
James J. Fuld, Jr.

/S/ DONALD D. BEELER	Director	May 12, 2005
Donald D. Beeler

/S/ LARRY C. BARENBAUM	Director	May 12, 2005
Larry C. Barenbaum

/S/ ANNE L. JONES	Director	May 12, 2005
Anne L. Jones

/S/ ROBERT EZRILOV	Director	May 12, 2005
Robert Ezrilov

CHRISTOPHER & BANKS CORPORATION

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Allowance for Permanent Markdowns(1)	Allowance for Customer Returns(2)
Balance at March 2, 2002	$200,000	$81,116
Additions charged to costs and expenses(3)	158,034	371,883
Additions charged to other accounts	—	—
Deductions(3)	(318,679)	(373,337)

Balance at March 1, 2003	39,355	79,662
Additions charged to costs and expenses(3)	624,985	485,261
Additions charged to other accounts	—	—
Deductions(3)	(41,323)	(478,967)

Balance at February 28, 2004	623,017	85,956
Additions charged to costs and expenses(3)	796,562	606,870
Additions charged to other accounts	—	—
Deductions(3)	(593,955)	(601,532)

Balance at February 26, 2005	$825,624	$91,294

(1)   The allowance for permanent markdowns is deducted from merchandise inventory in the Company’s Consolidated Balance Sheet.

(2)   The allowance for customer returns is included in other accrued liabilities in the Company’s Consolidated Balance Sheet.

(3)   Additions (deductions) to the allowance for permanent markdowns and the allowance for customer returns are recorded to markdowns expense and miscellaneous cost of sales expense, respectively, and are included in cost of sales in the Consolidated Statement of Income.