Form 10-Q
period 2005-05-28
CHRISTOPHER & BANKS CORP
filed 2005-07-07
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2005

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

YES      ☒            NO      ☐

As of June 17, 2005, 35,847,176 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

 FORM 10-Q QUARTERLY REPORT

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET

(Unaudited)

	May 28,	February 26,	May 29,
	2005	2005	2004
			(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$31,535,282	$14,063,378	$6,891,470
Short-term investments	34,765,866	46,748,329	80,754,522
Accounts receivable	3,309,361	3,744,488	4,260,399
Merchandise inventory, net	36,620,209	40,525,008	34,833,473
Other current assets	7,968,002	7,532,235	3,395,084
Total current assets	114,198,720	112,613,438	130,134,948

Property, equipment and improvements, net	112,758,722	112,058,758	99,694,838

Other assets:
Goodwill	3,587,052	3,587,052	—
Intangible assets	766,319	793,611	—
Other	208,472	150,843	144,525
Total other assets	4,561,843	4,531,506	144,525

Total assets	$231,519,285	$229,203,702	$229,974,311

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,096,559	$12,323,298	$6,471,012
Accrued salaries, wages and related expenses	6,745,549	4,606,596	5,612,559
Other accrued liabilities	12,131,648	14,125,942	8,663,125
Income taxes payable	—	—	5,768,246
Total current liabilities	25,973,756	31,055,836	26,514,942

Other liabilities:
Deferred lease incentives	19,867,756	20,648,042	17,789,675
Deferred rent obligations	8,595,966	8,171,674	6,991,909
Other	5,125,930	6,119,284	3,915,918
Total other liabilities	33,589,652	34,939,000	28,697,502

Commitments	—	—	—

Stockholders’ equity:
Preferred stock – $0.01 par value, 1,000,000 shares authorized, none outstanding	—	—	—
Common stock – $0.01 par value, 74,000,000 shares authorized, 42,612,312, 42,503,590 and 42,287,696 shares issued and 35,827,576, 35,718,854 and 37,039,196 shares outstanding at May 28, 2005, February 26, 2005 and May 29, 2004, respectively	426,103	425,047	422,857
Additional paid-in capital	61,900,296	61,035,745	59,785,881
Retained earnings	170,205,572	162,324,168	149,645,243
Common stock held in treasury, 6,784,736, 6,784,736 and 5,248,500 shares at cost at May 28, 2005, February 26, 2005 and May 29, 2004, respectively	(60,576,094)	(60,576,094)	(35,092,114)
Total stockholders’ equity	171,955,877	163,208,866	174,761,867

Total liabilities and stockholders’ equity	$231,519,285	$229,203,702	$229,974,311

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended
	May 28,	May 29,
	2005	2004
		(Restated)

Net sales	$122,678,256	$102,625,442

Cost of sales:
Merchandise, buying and occupancy, exclusive of depreciation and amortization shown separately below	72,073,209	58,148,917

Gross profit, exclusive of depreciation and amortization shown separately below	50,605,047	44,476,525

Selling, general and administrative	31,292,276	24,652,970

Depreciation and amortization	4,476,474	3,735,973

Operating income	14,836,297	16,087,582

Interest income	326,815	257,680

Income before income taxes	15,163,112	16,345,262

Income tax provision	5,852,961	6,309,270

Net income	$9,310,151	$10,035,992

Basic earnings per common share:

Net income	$0.26	$0.27

Basic shares outstanding	35,746,372	37,506,305

Diluted earnings per common share:

Net income	$0.26	$0.26

Diluted shares outstanding	36,104,826	38,136,384

Dividends per share	$0.04	$0.04

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	May 28,	May 29,
	2005	2004
		(Restated)
Cash flows from operating activities:
Net income	$9,310,151	$10,035,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,396,786	3,656,286
Deferred income taxes	(969,319)	(85,828)
Income tax benefit on exercise of stock options	449,248	92,255
Stock-based compensation expense	16,656	—
Loss on disposal of furniture, fixtures and equipment	173,777	2,511
Changes in operating assets and liabilities:
(Increase) decrease in merchandise inventory	3,904,799	(3,533,457)
(Increase) decrease in accounts receivable	435,127	(1,007,398)
Increase in other current assets	(380,114)	(405,031)
Increase in other assets	(57,629)	(62,250)
Decrease in accounts payable	(5,509,779)	(784,655)
Increase in accrued liabilities	144,659	6,565,198
Increase (decrease) in deferred lease incentives	(780,286)	960,631
Increase in deferred rent obligations	424,292	487,926

Net cash provided by operating activities	11,558,368	15,922,180

Cash flows from investing activities:
Purchases of property, equipment and improvements	(5,039,883)	(6,050,955)
Proceeds from sale of furniture, fixtures and equipment	—	1,300
Purchases of short-term investments	(6,894,829)	(35,822,798)
Redemptions of short-term investments	18,877,292	27,912,301

Net cash provided by (used in) investing activities	6,942,580	(13,960,152)

Cash flows from financing activities:
Exercise of stock options	399,703	386,969
Dividends paid	(1,428,747)	(1,513,366)
Acquisition of common stock held in treasury	—	(9,899,176)

Net cash used in financing activities	(1,029,044)	(11,025,573)

Net increase (decrease) in cash and cash equivalents	17,471,904	(9,063,545)

Cash and cash equivalents at beginning of period	14,063,378	15,955,015

Cash and cash equivalents at end of period	$31,535,282	$6,891,470

Supplemental cash flow information:
Income taxes paid	$7,013,687	$445,300
Purchases of equipment and improvements, included in accounts payable at end of period	$283,040	$432,380

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements included in this Form 10-Q have been prepared by Christopher & Banks Corporation and subsidiaries (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to such rules and regulations.  These unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 26, 2005.

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

NOTE 2 – RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

As disclosed in Note 2 to the consolidated financial statements in Item 8 of the Company’s fiscal 2005 Annual Report on Form 10-K, the Company restated its prior year financial statements to correct errors in certain lease-related accounting practices.  The following tables present a summary of the effects of the restatement on the Company’s consolidated condensed financial statements for the first quarter of fiscal 2005:

	Consolidated Condensed Balance Sheet
	Previously
	Reported	Adjustments	Restated
May 29, 2004
Property, equipment and improvements, net	$81,905,163	$17,789,675	$99,694,838
Deferred lease incentives	—	17,789,675	17,789,675
Deferred rent obligations	3,279,673	3,712,236	6,991,909
Deferred income taxes	5,003,529	(1,432,924)	3,570,605
Retained earnings	151,924,555	(2,279,312)	149,645,243

	Consolidated Condensed Statement of Income
	Previously
	Reported	Adjustments	Restated
Three Months Ended May 29, 2004
Merchandise, buying and occupancy	$58,515,443	$(366,526)	$58,148,917
Depreciation and amortization	3,147,096	588,877	3,735,973
Operating income	16,309,933	(222,351)	16,087,582
Income before income taxes	16,567,613	(222,351)	16,345,262
Income tax provision	6,395,098	(85,828)	6,309,270
Net income	10,172,515	(136,523)	10,035,992

Basic earnings per share	$0.27	$—	$0.27
Diluted earnings per share	$0.27	$(0.01)	$0.26

	Consolidated Condensed Statement of Cash Flows
	Previously
	Reported	Adjustments	Restated
Three Months Ended May 29, 2004
Net cash provided by operating activities	$14,372,672	$1,549,508	$15,922,180
Net cash used in investing activities	(12,410,644)	(1,549,508)	(13,960,152)

NOTE 3 – SHORT-TERM INVESTMENTS

Short-term investments consisted of the following:

		May 28,	February 26,	May 29,
Description	Maturity Dates	2005	2005	2004

Corporate debt securities	Within one year	$17,765,866	$25,748,329	$31,854,522
Auction rate securities	Variable	—	4,000,000	31,900,000
U.S. Government debt securities	Two to three years, callable within one year	17,000,000	17,000,000	17,000,000

		$34,765,866	$46,748,329	$80,754,522

NOTE 4 – MERCHANDISE INVENTORY, NET

Merchandise inventory, net consisted of the following:

	May 28,	February 26,	May 29,
Description	2005	2005	2004

Merchandise - in store	$29,850,748	$31,950,213	$25,891,369
Merchandise - in transit	7,222,527	9,400,419	9,206,120
Allowance for permanent markdowns	(453,066)	(825,624)	(264,016)

	$36,620,209	$40,525,008	$34,833,473

The Company purchased approximately 22% and 30% of its merchandise from its largest overseas supplier during the first three months of fiscal 2006 and 2005, respectively.

NOTE 5 – PROPERTY, EQUIPMENT, AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following:

		May 28,	February 26,	May 29,
Description	Estimated Useful Life	2005	2005	2004
				(Restated)
Land	—	$1,596,898	$1,596,898	$1,596,898
Corporate office, distribution center and related building improvements	25 years	10,783,627	10,783,627	8,742,060
Store leasehold improvements	Term of related lease, typically 10 years	67,279,026	67,175,045	57,273,795
Store furniture and fixtures	Three to 10 years	76,397,624	76,402,663	63,245,521
Point of sale hardware and software	Five years	7,189,361	7,028,545	6,455,204
Corporate office and distribution center furniture, fixtures and equipment	Seven years	2,640,722	2,352,583	2,248,672
Computer hardware and software	Three to five years	3,761,646	3,576,101	3,101,215
Construction in progress	—	7,144,020	3,064,048	6,956,688

		176,792,924	171,979,510	149,620,053
Less accumulated depreciation and amortization		64,034,202	59,920,752	49,925,215

Net property, equipment and improvements		$112,758,722	$112,058,758	$99,694,838

NOTE 6 – GOODWILL

The changes in the carrying amount of goodwill for the three months ended May 28, 2005 were as follows:

Balance as of February 26, 2005	$3,587,052

Impairment charges	—

Balance as of May 28, 2005	$3,587,052

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

NOTE 7 – INTANGIBLES

Intangible assets consisted of the following at May 28, 2005:

Amount
Customer lists	$830,000
Accumulated amortization	(63,681)
$766,319

Aggregate amortization expense for the three months ended May 28, 2005 was $27,292.  Estimated aggregate amortization expense for fiscal 2006 and the next five fiscal years is as follows:

Fiscal 2006	$109,167
Fiscal 2007	109,167
Fiscal 2008	100,278
Fiscal 2009	82,500
Fiscal 2010	82,500
Fiscal 2011	82,500

NOTE 8 – ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

Description	May 28, 2005	February 26, 2005	May 29, 2004

Gift card, certificate and store credit liability	$6,511,219	$8,523,420	$4,917,176
Accrued occupancy related expenses	1,072,946	1,340,403	1,034,511
Other accrued liabilities	4,547,483	4,262,119	2,711,438

	$12,131,648	$14,125,942	$8,663,125

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

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s base rate, 6.0% as of May 28, 2005, plus 0.25%.  Interest is payable monthly in arrears.  The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement.  Facility fees totaled $1,305 for the three months ended May 28, 2005.  The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first three months of fiscal 2006.  Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at May 28, 2005 was $29.3 million.  As of May 28, 2005, the Company had outstanding letters of credit in the amount of $18.6 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $10.7 million at May 28, 2005.

The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of May 28, 2005, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

NOTE 10 – NET INCOME PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the applicable periods, while diluted EPS is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding.

The following is a reconciliation of the number of shares and per share amounts used in the basic and diluted EPS computations:

	Three Months Ended
	May 28, 2005		May 29, 2004
	Shares	Net Income	Shares	Net Income
				(Restated)

Basic EPS	35,746,372	$0.26	37,506,305	$0.27

Effect of dilutive stock options	358,454	0.00	630,079	(0.01)

Diluted EPS	36,104,826	$0.26	38,136,384	$0.26

Stock options of 2,664,149 and 1,513,349 were excluded from the shares used in the computation of diluted EPS for the three months ended May 28, 2005 and May 29, 2004, respectively, as they were anti-dilutive.

NOTE 11 – STOCK-BASED COMPENSATION

The Company discloses stock-based compensation information in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock Based Compensation,” and No. 148 (“SFAS No. 148”), “Accounting for Stock Based Compensation Transition and Disclosure.”  SFAS No. 148, an amendment of SFAS No. 123, does not amend the provisions of SFAS No. 123 that permit entities to account for stock-based compensation under the intrinsic value method set forth by Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.”  The Company has elected to continue to recognize compensation cost for its stock-based compensation plans in accordance with APB No. 25.  No compensation expense for stock options has been recognized as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant.  The Company recognizes compensation expense related to restricted stock awards on the basis of the fair value of the stock, amortized over the vesting period.

During the first quarter of fiscal 2006, the Company awarded 19,000 shares of restricted stock to an employee.  A restricted stock award is an award of common stock shares that is subject to certain restrictions during a specified period.  The Company holds the shares during the vesting period and the grantee cannot transfer the shares before the termination of that period.  The grantee is, however, entitled to vote the common shares and to receive dividends and other distributions on the shares.

If stock-based compensation cost had been determined based on the fair value methodology prescribed by SFAS No. 123 and SFAS No. 148, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following table.

	Three Months Ended
	May 28, 2005	May 29, 2004
		(Restated)

Net income - as reported	$9,310,151	$10,035,992
Add stock-based compensation expense included in net income, net of related tax effects	10,227	—
Less total stock-based compensation expense determined under fair value method, net of related tax effects	710,252	816,723
Net income - pro forma	$8,610,126	$9,219,269

Basic earnings per common share:
As reported	$0.26	$0.27
Pro forma	$0.24	$0.25

Diluted earnings per common share:
As reported	$0.26	$0.26
Pro forma	$0.24	$0.24

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

NOTE 12 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”  The original effective date for adoption of SFAS No. 123R for the Company was August 28, 2005.  However, in April 2005 the SEC announced the adoption of a new rule that amends the effective date for SFAS No. 123R.  The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005.  Therefore, the Company plans to adopt SFAS No. 123R effective for its 2007 fiscal year, which commences on February 26, 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS No. 154 applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company will adopt SFAS No. 154 effective for its 2007 fiscal year, which commences on February 26, 2006.  The adoption of SFAS No. 154 is expected to have no impact on the Company’s financial position or results of operations.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Form 10-Q.  As discussed in Note 2 to the consolidated condensed financial statements, the Consolidated Condensed Balance Sheet as of May 29, 2004 and the Consolidated Condensed Statements of Income and of Cash Flows for the three months ended May 29, 2004 have been restated for the effects of an error in the Company’s method of accounting for leases.  This MD&A gives effect to the restatement.

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

Executive Overview

Christopher & Banks Corporation is a Minneapolis-based retailer of women’s specialty apparel, which operates stores through its wholly-owned subsidiaries; Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company, collectively referred to as the “Company.”  As of June 17, 2005, the Company operated 660 stores in 45 states including 478 Christopher & Banks stores, 161 C.J. Banks stores and 21 Acorn stores.  The Company’s Christopher & Banks stores offer distinctive fashions featuring exclusively designed, coordinated assortments of sportswear and sweaters in sizes four to 16.  The Company’s C.J. Banks stores offer similar assortments of women’s specialty apparel in sizes 14W and up.  Acorn offers upscale women’s fashions along with complementary jewelry and accessories under private and branded labels.

In the first three months of fiscal 2006, the Company opened 12 new Christopher & Banks stores, six new C.J. Banks stores and one new Acorn store.   The Company closed one store during the first quarter.  In the second and third quarters of fiscal 2006, the Company anticipates it will open approximately 56 additional new stores for a total of approximately 75 new store openings in fiscal 2006.  The Company plans to grow its store base by 12 to 15% in fiscal 2007.

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

On an ongoing basis, the Company evaluates its estimates, including those related to customer product returns, inventories, income taxes, medical claims and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There have been no material changes in the Company’s critical accounting policies during the quarter ended May 28, 2005.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company’s consolidated condensed statement of income expressed as a percentage of net sales:

	Three Months Ended
	May 28, 2005	May 29, 2004
		(Restated)
Net sales	100.0%	100.0%
Cost of sales, exclusive of depreciation and amortization	58.7	56.7
Gross profit, exclusive of depreciation and amortization	41.3	43.3
Selling, general and administrative expenses	25.5	24.0
Depreciation and amortization	3.7	3.6
Operating income	12.1	15.7
Interest income	0.3	0.3
Income before income taxes	12.4	16.0
Income tax provision	4.8	6.2
Net income	7.6%	9.8%

Three Months Ended May 28, 2005 Compared to Three Months Ended May 29, 2004

Net Sales.  Net sales for the three months ended May 28, 2005 were $122.7 million, an increase of $20.1 million or 19.6%, from $102.6 million for the three months ended May 29, 2004.  The increase in net sales resulted from an increase in the number of stores operated by the Company, as well as a 4% increase in same-store sales.  The Company operated 660 stores at May 28, 2005, compared to 566 stores at May 29, 2004.  The Company’s increase in same-store sales was partially driven by aggressive markdowns taken in the first quarter of fiscal 2006.  Strong customer response to the Company’s assortment of woven tops also contributed to the increase.  The Company’s newer stores, opened in fiscal 2003, 2004 and 2005, reported a high single-digit increase in same-store sales, while the Company’s mature base of stores, opened in fiscal 2002 and earlier, posted a low single-digit same-store sales increase.

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

Sales from the Acorn stores acquired by the Company in fiscal 2005 will be excluded from the calculation of same-store sales until the Company has operated the stores for 13 full months.

Gross Profit, exclusive of depreciation and amortization.  Gross profit, which is net sales less the cost of merchandise, buying expenses and occupancy costs, exclusive of depreciation and amortization, was $50.6 million, or 41.3% of net sales, during the first three months of fiscal 2006, compared to $44.5 million, or 43.3% of net sales, during the same period in fiscal 2005.  The decline in gross margin as a percent of net sales was mainly attributable to lower merchandise margins resulting from a higher level of markdowns taken in the first quarter of fiscal 2006 than in the first quarter of fiscal 2005.  Gross margin was positively affected by modest leveraging of occupancy expenses.

The Company’s gross profit may not be comparable to that of other entities.  The Company includes all costs related to its distribution network in cost of sales, while other entities exclude a portion of these expenses from cost of sales and include them in selling, general and administrative expenses.  Please see the Key Performance Indicators section of this MD&A for further detail regarding which expenses the Company includes in cost of sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended May 28, 2005 were $31.3 million, or 25.5% of net sales, compared to $24.7 million, or 24.0% of net sales, for the three months ended May 29, 2004.  The approximate 150 basis point increase in selling, general and administrative expenses as a percent of net sales was primarily the result of negative leverage related to Acorn stores as well as other expenses which contributed lesser amounts of negative leverage.  These expenses included store-level incentives, store supplies, professional fees, insurance and medical claims and certain other store-level costs.

Depreciation and Amortization.  Depreciation and amortization was $4.5 million, or 3.7% of net sales, in the first three months of fiscal 2006, compared to $3.7 million, or 3.6% of net sales, in the first three months of fiscal 2005. The increase in the amount of depreciation and amortization expense was a result of capital expenditures made during the past year.  The Company operated 660 stores at May 28, 2005 compared to 566 stores at May 29, 2004.

Operating Income.  As a result of the foregoing factors, operating income for the three months ended May 28, 2005 was $14.8 million, or 12.1% of net sales, compared to operating income of $16.1 million, or 15.7% of net sales, for the three months ended May 29, 2004.

Interest Income.   For the three months ended May 28, 2005, interest income increased to $326,815 from $257,680 for the three months ended May 29, 2004.  The increase was a result of higher interest rates on short-term investments, partially offset by a lower average cash and short-term investment balance, in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005.

Income Taxes.  Income tax expense in the first three months of fiscal 2006 was $5.9 million, with an effective tax rate of 38.6%, compared to $6.3 million, with an effective tax rate of 38.6%, in the first three months of fiscal 2005.

Net Income.  As a result of the foregoing factors, net income for the three months ended May 28, 2005 was $9.3 million, or 7.6% of net sales and $0.26 per diluted share, compared to $10.0 million, or 9.8% of net sales and $0.26 per diluted share, for the three months ended May 29, 2004.

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

Net cash provided by operating activities totaled $11.6 million in the first three months of fiscal 2006, down from $15.9 million in the first three months of fiscal 2005.  The reduction was primarily due to a decrease in accounts payable, partially offset by a decrease in merchandise inventory.  Net cash provided by investing activities included net redemptions of short-term investments of approximately $12.0 million, partially offset by $5.0 million of capital expenditures.  The Company opened 19 new stores and completed six store remodels during the three months ended May 28, 2005.

Net cash of $1.0 million was used by the Company for financing activities during the first three months of fiscal 2006.  In April 2005, the Company paid a quarterly cash dividend which totaled approximately $1.4 million.  The Company received approximately $400,000 in cash as certain of the Company’s officers, directors and key employees exercised stock options during the first three months of fiscal 2006.

The Company plans to fund approximately $17 million of capital expenditures during the last nine months of fiscal 2006 to open approximately 56 new stores, to complete 12 store remodels and to make various capital improvements at its headquarters and distribution center facility.  Additionally, management anticipates a portion of these capital expenditures will pertain to stores which the Company plans to open in the first quarter of fiscal 2007.  The Company expects its cash and short-term investments, combined with cash flows from operations, to be sufficient to meet its capital expenditure, working capital and other requirements for liquidity during the remainder of fiscal 2006 and throughout fiscal 2007.

The Company maintains an Amended and Restated Revolving Credit and Security Agreement with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”) which expires on June 30, 2006.  The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit of up to $40.0 million, subject to a borrowing base formula based on inventory levels.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s base rate, 6.0% as of May 28, 2005, plus 0.25%.  Interest is payable monthly in arrears.  The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement.  Facility fees totaled $1,305 for the three months ended May 28, 2005.  The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first three months of fiscal 2006.  Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at May 28, 2005 was $29.3 million.  As of May 28, 2005, the Company had outstanding letters of credit in the amount of $18.6 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $10.7 million at May 28, 2005.

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

The Company purchased approximately 22% and 30% of its merchandise from its largest overseas supplier during the first three months of fiscal 2006 and 2005, respectively.  Although the Company believes that its relationship with this particular vendor is good, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it can shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, there is some potential that any such disruption in supply could have a material adverse impact on the Company’s financial position and results of operations.

Quota Restrictions

On December 31, 2004, quota restrictions expired on the importing of apparel in the United States from foreign countries which are members of the World Trade Organization.  The effect this quota expiration will have on global sourcing patterns is uncertain, but is likely to cause further retail price deflation.  Management believes it can adjust to potential shifts in the availability of apparel following the expiration of these quotas.  However, the Company’s sourcing operations may be adversely affected by trade limits or political and financial instability resulting in the disruption of trade from exporting countries.

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

Inflation

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the quarters ended May 28, 2005 and May 29, 2004.

Forward Looking Information and Risk

Information contained in this Form 10-Q contains certain “forward-looking statements” which reflect the current view of the Company with respect to future events and financial performance.  Wherever used, terminology such as “may”, “will”, “expect”, “intend”, “plan”, “anticipate”, “estimate” or “continue”, or the negative thereof, or other variations thereon or comparable terminology reflect such forward-looking statements.  There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those matters discussed below and beginning on page 21 of the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 12, 2005.  Investors are cautioned that all forward-looking statements involve risks and uncertainty.  The factors, among others, that could cause actual results to differ materially include:  changes in general economic conditions, including recessionary effects which may affect consumers’ spending and debt levels; the Company’s ability to execute its business plan including the successful expansion of its Christopher & Banks, C.J. Banks and Acorn concepts; the Company’s ability to open new stores on favorable terms and the timing of such store openings; the acceptance of the Company’s merchandising strategies by its target customers; the ability of the Company to anticipate fashion trends and consumer preferences; the loss of one or more of the Company’s key executives; continuity of a relationship with or purchases from major vendors, particularly those from whom the Company imports merchandise; timeliness of vendor production and deliveries; competitive  pressures on sales and pricing; increases in other costs which cannot be recovered through improved pricing of merchandise; and the adverse effect of weather conditions from time to time on consumers’ ability or desire to purchase new clothing.  Since the Company relies heavily on sourcing from foreign vendors, there are risks and uncertainties including transportation delays related to ocean, air and ground shipments, political instability, work stoppages, changes in import and export controls including quota restrictions and the expiration thereof.  The Company assumes no obligation to publicly update or revise its forward looking statements to reflect events or circumstances that may arise after the date of this Form 10-Q.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates.  The Company’s results of operations could be negatively impacted by decreases in interest rates on its short-term investments.

The Company is potentially exposed to market risk from changes in interest rates relating to its Wells Fargo Revolver.  Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s fluctuating base rate, 6.0% as of May 28, 2005, plus 0.25%.  However, the Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first three months of fiscal 2006 and, given its existing liquidity position, does not expect to utilize the Wells Fargo Revolver in the near future except for its continuing use of the import letter of credit facility.

All of the Company’s purchase obligations with foreign suppliers are denominated in U.S. dollars.  Therefore, the Company has only minimal exposure to foreign currency exchange risks.  The Company does not hedge against foreign currency risks and believes that its foreign currency exchange risk is not significant.

The Company does not have any derivative financial instruments and does not hold any such instruments for trading purposes.

ITEM 4.
CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 28, 2005.

(b)       Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended May 28, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

ITEM 1.

LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.

ITEM 2.

UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares during the quarter ended May 28, 2005.

ITEM 3.

DEFAULTS UPON

SENIOR SECURITIES

There has been no default with respect to any indebtedness of the Company.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended May 28, 2005.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

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

CHRISTOPHER & BANKS CORPORATION

Dated:	July 7, 2005	By	/S/ WILLIAM J. PRANGE

William J. Prange
Chairman and
Chief Executive Officer

Signing on behalf of the
Registrant as principal
executive officer.

Dated:	July 7, 2005	By	/S/ ANDREW K. MOLLER

Andrew K. Moller
Senior Vice President and
Chief Financial Officer

Signing on behalf of the
Registrant as principal
financial officer.