Form 10-Q
period 2005-08-27
CHRISTOPHER & BANKS CORP
filed 2005-10-06
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2005

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

YES     ☒         NO   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES     ☐         NO   ☒

As of September 30, 2005, 35,997,756 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

FORM 10-Q QUARTERLY REPORT

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEET

(Unaudited)

	August 27,	February 26,	August 28,
	2005	2005	2004
			(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$35,857,126	$14,063,378	$9,137,932
Short-term investments	26,875,646	46,748,329	41,917,391
Accounts receivable	3,455,262	3,744,488	4,361,397
Merchandise inventory, net	40,551,858	40,525,008	41,595,721
Other current assets	8,610,007	7,532,235	9,210,105
Total current assets	115,349,899	112,613,438	106,222,546

Property, equipment and improvements, net	115,155,907	112,058,758	106,362,060

Other assets:
Goodwill	3,587,052	3,587,052	—
Intangible assets	739,028	793,611	—
Other	218,386	150,843	148,604
Total other assets	4,544,466	4,531,506	148,604

Total assets	$235,050,272	$229,203,702	$212,733,210

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,727,536	$12,323,298	$11,278,545
Accrued salaries, wages and related expenses	4,979,527	4,606,596	4,299,009
Other accrued liabilities	10,895,668	14,125,942	8,001,368
Total current liabilities	24,602,731	31,055,836	23,578,922

Other liabilities:
Deferred lease incentives	19,863,914	20,648,042	18,863,305
Deferred rent obligations	8,922,579	8,171,674	7,422,526
Other	4,458,085	6,119,284	4,633,026
Total other liabilities	33,244,578	34,939,000	30,918,857

Commitments	—	—	—

Stockholders’ equity:
Preferred stock – $0.01 par value, 1,000,000 shares authorized, none outstanding	—	—	—
Common stock – $0.01 par value, 74,000,000 shares authorized, 42,679,667, 42,503,590 and 42,287,696 shares issued and 35,894,931, 35,718,854 and 35,791,196 shares outstanding at August 27, 2005, February 26, 2005 and August 28, 2004, respectively	426,777	425,047	422,857
Additional paid-in capital	62,886,485	61,035,745	59,785,885
Retained earnings	174,465,795	162,324,168	153,684,752
Common stock held in treasury, 6,784,736, 6,784,736 and 6,496,500 shares at cost at August 27, 2005, February 26, 2005 and August 28, 2004, respectively	(60,576,094)	(60,576,094)	(55,658,063)
Total stockholders’ equity	177,202,963	163,208,866	158,235,431
Total liabilities and stockholders’ equity	$235,050,272	$229,203,702	$212,733,210

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended
	August 27, 2005	August 28, 2004
		(Restated)

Net sales	$110,806,233	$96,372,990

Costs and expenses:
Merchandise, buying and occupancy, exclusive of depreciation and amortization	66,781,596	59,359,160
Selling, general and administrative	30,665,760	24,430,733
Depreciation and amortization	4,545,577	3,884,986

Total costs and expenses	101,992,933	87,674,879

Operating income	8,813,300	8,698,111

Interest income	460,178	242,276

Income before income taxes	9,273,478	8,940,387

Income tax provision	3,579,562	3,450,990

Net income	$5,693,916	$5,489,397

Basic earnings per common share:

Net income	$0.16	$0.15

Basic shares outstanding	35,840,403	36,392,611

Diluted earnings per common share:

Net income	$0.16	$0.15

Diluted shares outstanding	36,212,321	36,900,195

Dividends per share	$0.04	$0.04

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF INCOME

(Unaudited)

	Six Months Ended
	August 27, 2005	August 28, 2004
		(Restated)

Net sales	$233,484,489	$198,998,432

Costs and expenses:
Merchandise, buying and occupancy, exclusive of depreciation and amortization	138,854,805	117,508,077
Selling, general and administrative	61,958,036	49,083,703
Depreciation and amortization	9,022,051	7,620,959

Total costs and expenses	209,834,892	174,212,739

Operating income	23,649,597	24,785,693

Interest income	786,993	499,956

Income before income taxes	24,436,590	25,285,649

Income tax provision	9,432,524	9,760,260

Net income	$15,004,066	$15,525,389

Basic earnings per common share:

Net income	$0.42	$0.42

Basic shares outstanding	35,793,387	36,949,458

Diluted earnings per common share:

Net income	$0.41	$0.41

Diluted shares outstanding	36,157,669	37,518,290

Dividends per share	$0.08	$0.08

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	August 27, 2005	August 28, 2004
		(Restated)
Cash flows from operating activities:
Net income	$15,004,066	$15,525,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,918,389	7,461,584
Deferred income taxes	(1,662,800)	734,986
Income tax benefit on exercise of stock options	917,171	92,255
Stock-based compensation expense	66,624	—
Loss on disposal of furniture, fixtures and equipment	283,885	3,545
Changes in operating assets and liabilities:
Increase in merchandise inventory	(26,850)	(10,295,705)
(Increase) decrease in accounts receivable	289,226	(1,108,396)
Increase in other current assets	(969,922)	(6,244,067)
Increase in other assets	(67,543)	(66,329)
Increase (decrease) in accounts payable	(4,155,463)	3,335,643
Decrease in accrued liabilities	(2,857,343)	(1,178,355)
Increase (decrease) in deferred lease incentives	(784,128)	2,034,261
Increase in deferred rent obligations	750,905	918,544
Net cash provided by operating activities	15,706,217	11,213,355

Cash flows from investing activities:
Purchases of property, equipment and improvements	(11,791,388)	(15,916,962)
Proceeds from sale of furniture, fixtures and equipment	—	1,300
Purchases of short-term investments	(10,862,329)	(42,799,604)
Redemptions of short-term investments	30,735,012	73,726,238
Net cash provided by investing activities	8,081,295	15,010,972

Cash flows from financing activities:
Exercise of stock options	868,675	386,969
Dividends paid	(2,862,439)	(2,963,254)
Acquisition of common stock held in treasury	—	(30,465,125)
Net cash used in financing activities	(1,993,764)	(33,041,410)

Net increase (decrease) in cash and cash equivalents	21,793,748	(6,817,083)

Cash and cash equivalents at beginning of period	14,063,378	15,955,015

Cash and cash equivalents at end of period	$35,857,126	$9,137,932

Supplemental cash flow information:
Income taxes paid	$11,686,120	$13,901,508
Purchases of equipment and improvements, included in accounts payable at end of period	$559,701	$1,119,615

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

NOTE 2 – RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

As disclosed in Note 2 to the consolidated financial statements in Item 8 of the Company’s fiscal 2005 Annual Report on Form 10-K, the Company restated its prior year financial statements to correct errors in certain lease-related accounting practices.  The following tables present a summary of the effects of the restatement on the Company’s consolidated condensed financial statements as of and for the three and six month periods ended August 28, 2004:

	Consolidated Condensed Balance Sheet
	Previously Reported	Adjustments	Restated
August 28, 2004
Property, equipment and improvements, net	$87,498,755	$18,863,305	$106,362,060
Deferred lease incentives	—	18,863,305	18,863,305
Deferred rent obligations	3,559,279	3,863,247	7,422,526
Deferred income taxes	5,858,603	(1,491,202)	4,367,401
Retained earnings	156,056,797	(2,372,045)	153,684,752

	Consolidated Condensed Statement of Income
	Previously Reported	Adjustments	Restated
Three Months Ended August 28, 2004
Merchandise, buying and occupancy	$59,833,959	$(474,799)	$59,359,160
Depreciation and amortization	3,259,156	625,830	3,884,986
Operating income	8,849,142	(151,031)	8,698,111
Income before income taxes	9,091,418	(151,031)	8,940,387
Income tax provision	3,509,288	(58,298)	3,450,990
Net income	5,582,130	(92,733)	5,489,397

Basic earnings per share	$0.15	$—	$0.15
Diluted earnings per share	$0.15	$—	$0.15

	Consolidated Condensed Statement of Income
	Previously Reported	Adjustments	Restated
Six Months Ended August 28, 2004
Merchandise, buying and occupancy	$118,349,402	$(841,325)	$117,508,077
Depreciation and amortization	6,406,252	1,214,707	7,620,959
Operating income	25,159,075	(373,382)	24,785,693
Income before income taxes	25,659,031	(373,382)	25,285,649
Income tax provision	9,904,386	(144,126)	9,760,260
Net income	15,754,645	(229,256)	15,525,389

Basic earnings per share	$0.43	$(0.01)	$0.42
Diluted earnings per share	$0.42	$(0.01)	$0.41

	Consolidated Condensed Statement of Cash Flows
	Previously Reported	Adjustments	Restated
Six Months Ended August 28, 2004
Net cash provided by operating activities	$7,964,383	$3,248,972	$11,213,355
Net cash provided by investing activities	18,259,944	(3,248,972)	15,010,972

NOTE 3 – SHORT-TERM INVESTMENTS

Short-term investments consisted of the following:

Description	Original Maturity Dates	August 27, 2005	February 26, 2005	August 28, 2004

Corporate debt securities	Within one year	$9,875,646	$25,748,329	$12,942,391
Auction rate securities	Variable	—	4,000,000	11,975,000
U.S. Government debt securities	Two to three years, callable within one year	17,000,000	17,000,000	17,000,000

		$26,875,646	$46,748,329	$41,917,391

NOTE 4 – MERCHANDISE INVENTORY, NET

Merchandise inventory, net consisted of the following:

Description	August 27, 2005	February 26, 2005	August 28, 2004

Merchandise - in store	$30,713,038	$31,950,213	$27,599,968
Merchandise - in transit	10,378,127	9,400,419	14,690,377
Allowance for permanent markdowns	(539,307)	(825,624)	(694,624)

	$40,551,858	$40,525,008	$41,595,721

The Company purchased approximately 24% and 33% of its merchandise from its largest overseas supplier during the first six months of fiscal 2006 and 2005, respectively.

NOTE 5 – PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following:

Description	Estimated Useful Life	August 27, 2005	February 26, 2005	August 28, 2004
				(Restated)
Land	—	$1,596,898	$1,596,898	$1,596,898
Corporate office, distribution center and related building improvements	25 years	10,952,136	10,783,627	8,742,060
Store leasehold improvements	Term of related lease, typically 10 years	69,257,852	67,175,045	59,915,313
Store furniture and fixtures	Three to 10 years	79,382,123	76,402,663	67,092,459
Point of sale hardware and software	Five years	7,326,445	7,028,545	6,617,299
Corporate office and distribution center furniture, fixtures and equipment	Seven years	2,368,085	2,352,583	2,267,949
Computer hardware and software	Three to five years	4,302,751	3,576,101	3,160,265
Construction in progress	—	7,827,387	3,064,048	10,041,338

		183,013,677	171,979,510	159,433,581
Less accumulated depreciation and amortization		67,857,770	59,920,752	53,071,521

Net property, equipment and improvements		$115,155,907	$112,058,758	$106,362,060

NOTE 6 – ACQUISITION OF ACORN STORES

On November 1, 2004, the Company acquired the assets and assumed certain liabilities of Gilmore Brothers Inc., a privately held women’s specialty retailer operating stores under the name “Acorn,” for approximately $7.4 million in cash.  The Company funded the purchase from current cash balances and redemptions of short-term investments.  As of August 27, 2005, Acorn operated 21 stores in nine states that offer upscale women’s fashions along with complementary jewelry and accessories under private and branded labels.

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

NOTE 7 – GOODWILL

The changes in the carrying amount of goodwill are as follows:

Amount

Balance as of August 28, 2004	$—

November 1, 2004 - Acquisition of Acorn Stores	3,587,052

Balance as of February 26, 2005	3,587,052

Impairment charges	—

Balance as of August 27, 2005	$3,587,052

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

NOTE 8 – INTANGIBLES

Intangible assets consisted of the following:

	August 27, 2005	February 26, 2005	August 28, 2004

Customer lists	$830,000	$830,000	$—
Accumulated amortization	(90,972)	(36,389)	—
	$739,028	$793,611	$—

Aggregate amortization expense for the six months ended August 27, 2005 was $54,584.  Estimated aggregate amortization expense for fiscal 2006 and the next five fiscal years is as follows:

Fiscal 2006	$109,167
Fiscal 2007	109,167
Fiscal 2008	100,278
Fiscal 2009	82,500
Fiscal 2010	82,500
Fiscal 2011	82,500

NOTE 9 – ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

Description	August 27, 2005	February 26, 2005	August 28, 2004

Gift card, certificate and store credit liability	$5,477,016	$8,523,420	$4,079,781
Accrued occupancy related expenses	1,096,613	1,340,403	988,037
Other accrued liabilities	4,322,039	4,262,119	2,933,550

	$10,895,668	$14,125,942	$8,001,368

NOTE 10 – LONG-TERM DEBT

The Company maintains an Amended and Restated Revolving Credit and Security Agreement with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”) which expires on June 30, 2006.  The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit of up to $40.0 million, subject to a borrowing base formula based on inventory levels.  The Company is currently involved in negotiations with Wells Fargo to extend the term and increase the amount of the Wells Fargo Revolver.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s base rate, 6.5% as of August 27, 2005, plus 0.25%.  Interest is payable monthly in arrears.  The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement.  Facility fees totaled $2,764 for the six months ended August 27, 2005.  The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first six months of fiscal 2006.  Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at August 27, 2005 was $31.9 million.  As of August 27, 2005, the Company had outstanding letters of credit in the amount of $16.4 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $15.5 million at August 27, 2005.

The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of August 27, 2005, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

NOTE 11 – NET INCOME PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the applicable periods, while diluted EPS is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding.

The following is a reconciliation of the number of shares and per share amounts used in the basic and diluted EPS computations:

	Three Months Ended
	August 27, 2005		August 28, 2004
	Shares	Net Income Per Share	Shares	Net Income Per Share
				(Restated)

Basic	35,840,403	$0.16	36,392,611	$0.15

Effect of dilutive stock options	371,918	0.00	507,584	0.00

Diluted	36,212,321	$0.16	36,900,195	$0.15

	Six Months Ended
	August 27, 2005		August 28, 2004
	Shares	Net Income Per Share	Shares	Net Income Per Share
				(Restated)

Basic	35,793,387	$0.42	36,949,458	$0.42

Effect of dilutive stock options	364,282	0.01	568,832	0.01

Diluted	36,157,669	$0.41	37,518,290	$0.41

Stock options of 1,607,249 were excluded from the shares used in the computation of diluted EPS for both the three and six months ended August 27, 2005 as they were anti-dilutive.  Stock options of 2,673,449 and 1,522,349 were excluded from the shares used in the computation of diluted EPS for the three and six months ended August 28, 2004 as they were anti-dilutive.

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

During the first six months of fiscal 2006, the Company awarded 19,000 shares of restricted stock to an employee.  A restricted stock award is an award of common stock shares that is subject to certain restrictions during a specified period.  The Company holds the shares during the vesting period and the grantee cannot transfer the shares before the termination of that period.  The grantee is, however, entitled to vote the common shares and to receive dividends and other distributions on the shares.

If stock-based compensation cost had been determined based on the fair value methodology prescribed by SFAS No. 123 and SFAS No. 148, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following table.

	Three Months Ended
	August 27,	August 28,
	2005	2004
		(Restated)
Net income - as reported	$5,693,916	$5,489,397
Add stock-based compensation expense included in net income, net of related tax effects	30,516	—
Less total stock-based compensation expense determined under fair value method, net of related tax effects	792,803	823,798
Net income - pro forma	$4,931,629	$4,665,599

Basic earnings per common share:
As reported	$0.16	$0.15
Pro forma	$0.14	$0.13

Diluted earnings per common share:
As reported	$0.16	$0.15
Pro forma	$0.14	$0.13

	Six Months Ended
	August 27,	August 28,
	2005	2004
		(Restated)
Net income - as reported	$15,004,066	$15,525,389
Add stock-based compensation expense included in net income, net of related tax effects	40,743	—
Less total stock-based compensation expense determined under fair value method, net of related tax effects	1,503,055	1,640,521
Net income - pro forma	$13,541,754	$13,884,868

Basic earnings per common share:
As reported	$0.42	$0.42
Pro forma	$0.38	$0.38

Diluted earnings per common share:
As reported	$0.41	$0.41
Pro forma	$0.37	$0.37

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

In June 2005, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”).  The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase.  The guidance is effective for periods beginning after June 29, 2005.  The adoption of EITF 05-6 is not expected to have a material effect on the Company’s consolidated financial position and results of operations.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Form 10-Q.  As discussed in Note 2 to the consolidated condensed financial statements, the Consolidated Condensed Balance Sheet as of August 28, 2004, the Consolidated Condensed Statements of Income for the three and six months ended August 28, 2004 and the Consolidated Condensed Statement of Cash Flows for the six months ended August 28, 2004 have been restated for the effects of an error in the Company’s method of accounting for leases.  This MD&A gives effect to the restatement.

Executive Summary - Key Performance Indicators

The Company’s management evaluates the following items, which are considered key performance indicators, in assessing the Company’s performance:

Same-store sales

The Company’s same-store sales data is calculated based on the change in net sales for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall.  The Company typically does not expand or relocate stores within a mall.  Stores where square footage has been changed by more than 25% are excluded from the same-store sales calculation.  Stores closed during the year are included in the same-store sales calculation only for the full months of the year the stores were open.

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

Merchandise, buying and occupancy costs, exclusive of depreciation and amortization

Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, measure whether the Company is appropriately optimizing the price of its merchandise.  Merchandise, buying and occupancy costs include the cost of merchandise, markdowns, shrink, freight into and out from the Company’s distribution center, buyer and distribution center salaries, buyer travel, rent and other occupancy related costs, miscellaneous merchandise expenses and other costs related to the Company’s distribution network.  Any inability to obtain acceptable levels of initial markups or any significant increase in the Company’s markdowns could have an adverse effect on the Company’s results of operations.

Operating income

The Company’s management views operating income as a key indicator of the Company’s success.  The key drivers of operating income are same-store sales, cost of merchandise and the Company’s ability to control operating costs.

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

Executive Overview

Christopher & Banks Corporation is a Minneapolis-based retailer of women’s specialty apparel, which operates stores through its wholly-owned subsidiaries; Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company, collectively referred to as the “Company.”  As of August 27, 2005, the Company operated 674 stores in 45 states including 487 Christopher & Banks stores, 166 C.J. Banks stores and 21 Acorn stores.  The Company’s Christopher & Banks stores offer distinctive fashions featuring exclusively designed, coordinated assortments of sportswear and sweaters in sizes four to 16.  The Company’s C.J. Banks stores offer similar assortments of women’s specialty apparel in sizes 14W and up.  Acorn offers upscale women’s fashions along with complementary jewelry and accessories under private and branded labels.

In the first six months of fiscal 2006, the Company opened 22 new Christopher & Banks stores, 12 new C.J. Banks stores and one new Acorn store.   The Company closed three stores during the first half of fiscal 2006.   The Company anticipates it will open approximately 34 additional new stores for a total of approximately 69 new store openings in fiscal 2006.  The Company plans to grow its store base by 12 to 15% in fiscal 2007.

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

On an ongoing basis, the Company evaluates its estimates, including those related to customer product returns, inventories, income taxes, medical claims and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There has been no material changes in the Company’s critical accounting policies during the quarter or six months ended August 27, 2005.

Hurricanes Katrina and Rita

The Company has no stores located in Louisiana or Mississippi, one store located in northern Alabama and one store located in southeast Texas.  Accordingly, the direct impact of hurricanes Katrina and Rita have had an immaterial effect on the Company’s financial position and results of operations.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company’s consolidated condensed statement of income expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	August 27,	August 28,	August 27,	August 28,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Merchandise, buying and occupancy costs, exclusive of depreciation and amortization	60.3	61.6	59.5	59.1
Selling, general and administrative expenses	27.7	25.4	26.5	24.6
Depreciation and amortization	4.1	4.0	3.9	3.8
Operating income	7.9	9.0	10.1	12.5
Interest income	0.4	0.3	0.3	0.2
Income before income taxes	8.3	9.3	10.4	12.7
Income tax provision	3.2	3.6	4.0	4.9
Net income	5.1%	5.7%	6.4%	7.8%

Three Months Ended August 27, 2005 Compared to Three Months Ended August 28, 2004

Net Sales.  Net sales for the three months ended August 27, 2005 were $110.8 million, an increase of $14.4 million or 15%, from $96.4 million for the three months ended August 28, 2004.  The increase in net sales resulted from an increase in the number of stores operated by the Company combined with a 3% increase in same-store sales.  The Company operated 674 stores at August 27, 2005, compared to 585 stores at August 28, 2004.  The increase in same-store sales was primarily driven by strong customer response to the Company’s assortment of woven tops, knit tops and denim bottoms.  The Company’s newer stores, opened in fiscal 2003, 2004 and 2005, reported a 6% increase in same-store sales, while the Company’s mature base of stores, opened in fiscal 2002 and earlier, posted a 1% increase in same-store sales.

The Company’s same-store sales data is calculated based on the change in net sales for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall.  The Company typically does not expand or relocate stores within a mall.  Stores where the square footage has been changed by more than 25% are excluded from the same-store sales calculation.  Stores closed during the year are included in the calculation of same-store sales only for the full months of the year the stores were open.

Sales from the Acorn stores acquired by the Company in fiscal 2005 will be excluded from the calculation of same-store sales until the Company has operated the stores for 13 full months.

Merchandise, Buying and Occupancy Costs, exclusive of depreciation and amortization.  Merchandise, buying expenses and occupancy costs, exclusive of depreciation and amortization, were $66.8 million, or 60.3% of net sales, during the second quarter of fiscal 2006, compared to $59.4 million, or 61.6% of net sales, during the same period in fiscal 2005.  The decline in merchandising, buying and occupancy costs as a percent of net sales was mainly attributable to a lower cost of merchandise resulting primarily from a lower level of markdowns as well as improved initial markups in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005.  The decrease in cost of merchandise was partially offset by an approximate 30 basis point increase in occupancy costs as a percent of net sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended August 27, 2005 were $30.7 million, or 27.7% of net sales, compared to $24.4 million, or 25.4% of net sales, for the three months ended August 28, 2004.  The approximate 230 basis point increase in selling, general and administrative expenses as a percent of net sales was the result of negative leverage related to Acorn as well as store level bonuses and salaries, medical claims, insurance costs and other expenses which could not be leveraged with a 3% increase in same-store sales.

Depreciation and Amortization.  Depreciation and amortization was $4.5 million, or 4.1% of net sales, in the second quarter of fiscal 2006, compared to $3.9 million, or 4.0% of net sales, in the second quarter of fiscal 2005. The increase in the amount of depreciation and amortization expense was a result of capital expenditures made during the past year.  The Company operated 674 stores at August 27, 2005 compared to 585 stores at August 28, 2004.

Operating Income.  As a result of the foregoing factors, operating income for the three months ended August 27, 2005 was $8.8 million, or 7.9% of net sales, compared to operating income of $8.7 million, or 9.0% of net sales, for the three months ended August 28, 2004.

Interest Income.  For the three months ended August 27, 2005, interest income increased to $460,178 from $242,276 for the three months ended August 28, 2004.  The increase was a result of higher interest rates on short-term investments combined with a larger balance of cash equivalents and investments in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005.

Income Taxes.  Income tax expense in the second quarter of fiscal 2006 was $3.6 million, with an effective tax rate of 38.6%, compared to $3.5 million, with an effective tax rate of 38.6%, in the second quarter of fiscal 2005.

Net Income.  As a result of the foregoing factors, net income for the three months ended August 27, 2005 was $5.7 million, or 5.1% of net sales and $0.16 per diluted share, compared to $5.5 million, or 5.7% of net sales and $0.15 per diluted share, for the three months ended August 28, 2004.

Six Months Ended August 27, 2005

Compared to Six Months Ended August 28, 2004

Net Sales.  Net sales for the six months ended August 27, 2005 were $233.5 million, an increase of $34.5 million or 17%, from $199.0 million for the six months ended August 28, 2004.  The increase in net sales resulted from an increase in the number of stores operated by the Company combined with a 3% increase in same store sales. The Company operated 674 stores at August 27, 2005, compared to 585 stores at August 28, 2004.  The Company’s increase in same-store sales was partially driven by aggressive markdowns taken in the first quarter of fiscal 2006.  The increase was also driven by strong customer response to the Company’s assortment of woven tops, knit tops and denim bottoms in the second quarter.  The Company’s newer stores, opened in fiscal 2003, 2004 and 2005, reported a high single-digit increase in same-store sales, while the Company’s mature base of stores, opened in fiscal 2002 and earlier, posted a low single-digit same-store sales increase.

The Company’s same-store sales data is calculated based on the change in net sales for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall.  The Company typically does not expand or relocate stores within a mall.  Stores where the square footage has changed by more than 25% are excluded from the same-store sales calculation.  Stores closed during the year are included in the calculation of same-store sales only for the full months of the year that the stores were open.

Sales from the Acorn stores acquired by the Company in fiscal 2005 will be excluded from the calculation of same-store sales until the Company has operated the stores for 13 full months.

Merchandise, Buying and Occupancy Costs, exclusive of depreciation and amortization.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $138.9 million, or 59.5% of net sales, during the first six months of fiscal 2006, compared to $117.5 million, or 59.1% of net sales, during the same period in fiscal 2005.  The approximate 40 basis point increase in merchandising, buying and occupancy costs as a percent of net sales was mainly attributable to a higher level of markdowns in the first half of fiscal 2006 compared to the first half of fiscal 2005.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the six months ended August 27, 2005 were $62.0 million, or 26.5% of net sales, compared to $49.1 million, or 24.6% of net sales, for the six months ended August 28, 2004.  The approximate 190 basis point increase in selling, general and administrative expenses as a percent of net sales was the result of negative leverage related to Acorn, as well as store level bonuses and salaries, medical claims, insurance costs and other expenses which could not be leveraged with a 3% increase in same-store sales.

Depreciation and Amortization.  Depreciation and amortization was $9.0 million, or 3.9% of net sales, in the first half of fiscal 2006, compared to $7.6 million, or 3.8% of net sales, in the first half of fiscal 2005. The increase in depreciation and amortization expense was a result of capital expenditures made during the past year.  The Company operated 674 stores at August 27, 2005 compared to 585 stores at August 28, 2004.

Operating Income.  As a result of the foregoing factors, operating income for the six months ended August 27, 2005 was $23.6 million, or 10.1% of net sales, compared to operating income of $24.8 million, or 12.5% of net sales, for the six months ended August 28, 2004.

Interest Income.   For the six months ended August 27, 2005, interest income increased to $786,993 from $499,956 for the six months ended August 28, 2004.  The increase was a result of higher interest rates on short-term investments in the first half of fiscal 2006 compared to the first half of fiscal 2005.

Income Taxes.  Income tax expense in the first half of fiscal 2006 was $9.4 million, with an effective tax rate of 38.6%, compared to $9.8 million, with an effective tax rate of 38.6%, in the first half of fiscal 2005.

Net Income.  As a result of the foregoing factors, net income for the six months ended August 27, 2005 was $15.0 million, or 6.4% of net sales and $0.41 per diluted share, compared to $15.5 million, or 7.8% of net sales and $0.41 per diluted share, for the six months ended August 28, 2004.

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

Net cash provided by operating activities totaled $15.7 million in the first six months of fiscal 2006, up from $11.2 million in the first six months of fiscal 2005.  Net cash provided by investing activities included net redemptions of short-term investments of approximately $19.9 million, partially offset by $11.8 million of capital expenditures.  The Company opened 35 new stores and completed seven store remodels during the six months ended August 27, 2005.

Net cash of $2.0 million was used by the Company in financing activities during the first six months of fiscal 2006.  The Company paid two quarterly cash dividends which totaled approximately $2.9 million.  The Company received approximately $870,000 in cash as certain of the Company’s officers, directors and key employees exercised stock options during the first six months of fiscal 2006.

The Company plans to fund approximately $10 million of capital expenditures during the last six months of fiscal 2006 to open approximately 34 new stores, to complete three store remodels and to make various capital improvements at its headquarters and distribution center facility.  Additionally, management anticipates a portion of these capital expenditures will pertain to stores which the Company plans to open in the first quarter of fiscal 2007.  The Company expects its cash and short-term investments, combined with cash flows from operations, to be sufficient to meet its capital expenditure, working capital and other requirements for liquidity during the remainder of fiscal 2006 and throughout fiscal 2007.

The Company maintains an Amended and Restated Revolving Credit and Security Agreement with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”) which expires on June 30, 2006.  The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit of up to $40.0 million, subject to a borrowing base formula based on inventory levels.  The Company is currently involved in negotiations with Wells Fargo to extend the term and increase the amount of the Wells Fargo Revolver.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s base rate, 6.5% as of August 27, 2005, plus 0.25%.  Interest is payable monthly in arrears.  The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement.  Facility fees totaled $2,764 for the six months ended August 27, 2005.  The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first six months of fiscal 2006.  Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at August 27, 2005 was $31.9 million.  As of August 27, 2005, the Company had outstanding letters of credit in the amount of $16.4 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $15.5 million at August 27, 2005.

The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of August 27, 2005, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

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

The Company purchased approximately 24% and 33% of its merchandise from its largest overseas supplier during the first six months of fiscal 2006 and 2005, respectively.  Although the Company believes that its relationship with this particular vendor is good, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it can shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, there is some potential that any such disruption in supply could have a material adverse impact on the Company’s financial position and results of operations.

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

Quarterly Results and Seasonality

The Company’s sales reflect seasonal variation as sales in the third and fourth quarters, which include the fall and holiday seasons, generally have been higher than sales in the first and second quarters.  Sales and merchandise margins generated during the fall and holiday seasons have a significant impact on the Company’s annual results of operations.  Quarterly results may fluctuate significantly depending on a number of factors including adverse weather conditions, shifts in the timing of certain holidays, timing of new store openings and customer response to the Company’s seasonal merchandise mix.

Inflation

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the quarters and six months ended August 27, 2005 and August 28, 2004.

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

The Company is potentially exposed to market risk from changes in interest rates relating to its Wells Fargo Revolver.  Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s fluctuating base rate, 6.5% as of August 27, 2005, plus 0.25%.  However, the Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first six months of fiscal 2006 and, given its existing liquidity position, does not expect to utilize the Wells Fargo Revolver in the near future except for its continuing use of the import letter of credit facility.

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

ITEM 4.

CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 27, 2005.

(b)       Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended August 27, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

ITEM 1.

LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.

ITEM 2.

UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares during the quarter ended August 27, 2005.

ITEM 3.

DEFAULTS UPON

SENIOR SECURITIES

There has been no default with respect to any indebtedness of the Company.

ITEM 4.

SUBMISSION OF MATTERS TO

A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on July 27, 2005, in Minneapolis, Minnesota.  The Company solicited proxies and filed definitive proxy statements with the United States Securities and Exchange Commission pursuant to Regulation 14A.  Holders of 34,004,318 shares of the Company’s common stock were present in person, or by proxy, representing 94.9% of the Company’s 35,827,576 shares outstanding on the record date.  The matters voted upon and the votes cast at the meeting were as follows:

Item 1:             Election of three Class 2 directors to serve on the Board of Directors for a term of three years

(expiring in 2008):

Vote
Director	For	Witheld
Joseph E. Pennington	32,629,125	1,375,193
Larry C. Barenbaum	32,819,701	1,184,617
Donald D. Beeler	32,908,338	1,095,980

Other individuals whose term of office as Director continued after the meeting included William J. Prange, Anne L. Jones, James J. Fuld, Jr. and Robert Ezrilov.

Item 2:  Approval of 2005 Stock Incentive Plan:

Vote
For	Against	Abstain	Broker Non-Vote
20,114,864	8,429,542	35,894	5,424,018

Item 3:  Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor for the fiscal year ending February 25, 2006:

Vote
For	Against	Abstain	Broker Non-Vote
33,383,339	574,549	46,430	0

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

CHRISTOPHER & BANKS CORPORATION

Dated:	October 6, 2005	By	/S/ WILLIAM J. PRANGE

William J. Prange
Chairman and
Chief Executive Officer

Signing on behalf of the
Registrant as principal
executive officer.

Dated:	October 6, 2005	By	/S/ ANDREW K. MOLLER

Andrew K. Moller
Senior Vice President and
Chief Financial Officer

Signing on behalf of the
Registrant as principal
financial officer.