Form 10-Q
period 2005-11-26
CHRISTOPHER & BANKS CORP
filed 2006-01-05
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2005

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

YES   ☐     NO   ☒

As of December 30, 2005, 36,150,358 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET

(Unaudited)

	November 26,	February 26,	November 27,
	2005	2005	2004
			(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$32,740,073	$14,063,378	$18,313,228
Short-term investments	36,830,400	46,748,329	23,000,000
Accounts receivable	7,580,787	3,744,488	8,124,548
Merchandise inventory	42,917,607	40,525,008	48,324,674
Other current assets	4,898,677	7,532,235	8,017,336
Total current assets	124,967,544	112,613,438	105,779,786

Property, equipment and improvements, net	117,481,716	112,058,758	112,871,195

Other assets:
Goodwill	3,587,052	3,587,052	3,587,052
Intangible assets	711,736	793,611	820,903
Other	211,840	150,843	147,186
Total other assets	4,510,628	4,531,506	4,555,141

Total assets	$246,959,888	$229,203,702	$223,206,122

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,311,408	$12,323,298	$12,118,414
Accrued salaries, wages and related expenses	7,310,584	4,606,596	6,349,486
Other accrued liabilities	12,926,164	14,125,942	10,287,395
Total current liabilities	28,548,156	31,055,836	28,755,295

Other liabilities:
Deferred lease incentives	20,202,839	20,648,042	20,951,289
Deferred rent obligations	9,262,059	8,171,674	7,967,694
Other	3,375,856	6,119,284	4,926,697
Total other liabilities	32,840,754	34,939,000	33,845,680

Commitments	—	—	—

Stockholders’ equity:
Preferred stock – $0.01 par value, 1,000,000 shares authorized, none outstanding	—	—	—
Common stock – $0.01 par value, 74,000,000 shares authorized, 42,792,492, 42,503,590 and 42,492,340 shares issued and 36,007,756, 35,718,854 and 35,707,604 shares outstanding at November 26, 2005, February 26, 2005 and November 27, 2004, respectively	427,905	425,047	424,904
Additional paid-in capital	63,961,387	61,035,745	60,858,905
Retained earnings	181,757,780	162,324,168	159,897,432
Common stock held in treasury, 6,784,736 shares at cost at November 26, 2005, February 26, 2005 and November 27, 2004	(60,576,094)	(60,576,094)	(60,576,094)
Total stockholders’ equity	185,570,978	163,208,866	160,605,147

Total liabilities and stockholders’ equity	$246,959,888	$229,203,702	$223,206,122

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended
	November 26,	November 27,
	2005	2004
		(Restated)

Net sales	$130,452,619	$120,591,749

Costs and expenses:
Merchandise, buying and occupancy, exclusive of depreciation and amortization	78,065,827	75,139,111
Selling, general and administrative	33,782,503	29,042,424
Depreciation and amortization	4,712,359	4,154,327

Total costs and expenses	116,560,689	108,335,862

Operating income	13,891,930	12,255,887

Interest income	449,340	189,629

Income before income taxes	14,341,270	12,445,516

Income tax provision	5,613,244	4,803,968

Net income	$8,728,026	$7,641,548

Basic earnings per common share:

Net income	$0.24	$0.21

Basic shares outstanding	35,944,554	35,679,893

Diluted earnings per common share:

Net income	$0.24	$0.21

Diluted shares outstanding	36,180,980	36,161,429

Dividends per share	$0.04	$0.04

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF INCOME

(Unaudited)

	Nine Months Ended
	November 26,	November 27,
	2005	2004
		(Restated)

Net sales	$363,937,108	$319,590,181

Costs and expenses:
Merchandise, buying and occupancy, exclusive of depreciation and amortization	216,920,632	192,647,188
Selling, general and administrative	95,740,539	78,126,127
Depreciation and amortization	13,734,410	11,775,286
Total costs and expenses	326,395,581	282,548,601

Operating income	37,541,527	37,041,580

Interest income	1,236,333	689,585

Income before income taxes	38,777,860	37,731,165

Income tax provision	15,045,768	14,564,228

Net income	$23,732,092	$23,166,937

Basic earnings per common share:

Net income	$0.66	$0.63

Basic shares outstanding	35,843,776	36,526,270

Diluted earnings per common share:

Net income	$0.66	$0.63

Diluted shares outstanding	36,165,440	37,066,003

Dividends per share	$0.12	$0.12

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	November 26,	November 27,
	2005	2004
		(Restated)
Cash flows from operating activities:
Net income	$23,732,092	$23,166,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,643,254	11,536,224
Deferred income taxes	(2,671,687)	1,121,522
Income tax benefit on exercise of stock options	1,204,063	366,479
Stock-based compensation expense	128,432	—
Loss on disposal of furniture, fixtures and equipment	290,224	12,386
Changes in operating assets and liabilities, net of effects of acquisition:
Increase in merchandise inventory	(2,392,599)	(15,435,525)
Increase in accounts receivable	(3,836,299)	(4,788,184)
(Increase) decrease in other current assets	2,668,067	(4,942,880)
Increase in other assets	(60,997)	(64,911)
Increase (decrease) in accounts payable	(4,068,021)	5,004,993
Increase in accrued liabilities	1,504,210	3,066,222
Increase (decrease) in deferred lease incentives	(445,203)	4,122,245
Increase in deferred rent obligations	1,090,385	1,463,712

Net cash provided by operating activities	30,785,921	24,629,220

Cash flows from investing activities:
Purchases of property, equipment and improvements	(19,324,680)	(26,103,015)
Proceeds from sale of furniture, fixtures and equipment	—	1,300
Acquisition, net of cash acquired	—	(7,425,856)
Purchases of short-term investments	(38,842,729)	(44,799,604)
Redemptions of short-term investments	48,760,658	94,643,629

Net cash provided by (used in) investing activities	(9,406,751)	16,316,454

Cash flows from financing activities:
Exercise of stock options	1,596,005	1,187,818
Dividends paid	(4,298,480)	(4,392,123)
Acquisition of common stock held in treasury	—	(35,383,156)

Net cash used in financing activities	(2,702,475)	(38,587,461)

Net increase in cash and cash equivalents	18,676,695	2,358,213

Cash and cash equivalents at beginning of period	14,063,378	15,955,015

Cash and cash equivalents at end of period	$32,740,073	$18,313,228

Supplemental cash flow information:
Income taxes paid	$14,190,768	$16,180,970
Purchases of equipment and improvements, included in accounts payable at end of period	$56,131	$290,134

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

NOTE 2 – RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

As disclosed in Note 2 to the consolidated financial statements in Item 8 of the Company’s fiscal 2005 Annual Report on Form 10-K, the Company restated its prior year financial statements to correct errors in certain lease-related accounting practices.  The following tables present a summary of the effects of the restatement on the Company’s consolidated condensed financial statements as of and for the three and nine month periods ended November 27, 2004:

	Consolidated Condensed Balance Sheet
	Previously
	Reported	Adjustments	Restated
November 27, 2004
Property, equipment and improvements, net	$91,919,906	$20,951,289	$112,871,195
Deferred lease incentives	—	20,951,289	20,951,289
Deferred rent obligations	3,855,653	4,112,041	7,967,694
Deferred income taxes	6,328,007	(1,587,248)	4,740,759
Retained earnings	162,422,225	(2,524,793)	159,897,432

	Consolidated Condensed Statement of Income
	Previously
	Reported	Adjustments	Restated
Three Months Ended November 27, 2004
Merchandise, buying and occupancy	$75,569,103	$(429,992)	$75,139,111
Depreciation and amortization	3,475,561	678,766	4,154,327
Operating income	12,504,661	(248,774)	12,255,887
Income before income taxes	12,694,290	(248,774)	12,445,516
Income tax provision	4,899,995	(96,027)	4,803,968
Net income	7,794,295	(152,747)	7,641,548

Basic earnings per share	$0.22	$(0.01)	$0.21
Diluted earnings per share	$0.22	$(0.01)	$0.21

	Consolidated Condensed Statement of Income
	Previously
	Reported	Adjustments	Restated
Nine Months Ended November 27, 2004
Merchandise, buying and occupancy	$193,918,505	$(1,271,317)	$192,647,188
Depreciation and amortization	9,881,813	1,893,473	11,775,286
Operating income	37,663,736	(622,156)	37,041,580
Income before income taxes	38,353,321	(622,156)	37,731,165
Income tax provision	14,804,381	(240,153)	14,564,228
Net income	23,548,940	(382,003)	23,166,937

Basic earnings per share	$0.64	$(0.01)	$0.63
Diluted earnings per share	$0.64	$(0.01)	$0.63

	Consolidated Condensed Statement of Cash Flows
	Previously
	Reported	Adjustments	Restated
Nine Months Ended November 27, 2004
Net cash provided by operating activities	$18,613,503	$6,015,717	$24,629,220
Net cash provided by investing activities	22,332,171	(6,015,717)	16,316,454

NOTE 3 – SHORT-TERM INVESTMENTS

Short-term investments consisted of the following:

		November 26,	February 26,	November 27,
Description	Original Maturity Dates	2005	2005	2004

Corporate debt securities	Within one year	$1,980,400	$25,748,329	$—
Auction rate securities	Variable	17,850,000	4,000,000	6,000,000
U.S. Government debt securities	Two to three years, callable within one year	17,000,000	17,000,000	17,000,000

		$36,830,400	$46,748,329	$23,000,000

NOTE 4 – MERCHANDISE INVENTORY

Merchandise inventory consisted of the following:

	November 26,	February 26,	November 27,
Description	2005	2005	2004

Merchandise - in store	$37,116,141	$31,950,213	$39,173,777
Merchandise - in transit	6,190,893	9,400,419	9,744,399
Allowance for permanent markdowns	(389,427)	(825,624)	(593,502)

	$42,917,607	$40,525,008	$48,324,674

The Company purchased approximately 30% and 36% of its merchandise from its largest overseas supplier during the first nine months of fiscal 2006 and 2005, respectively.

NOTE 5 – PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following:

	Estimated	November 26,	February 26,	November 27,
Description	Useful Life	2005	2005	2004
				(Restated)

Land	—	$1,596,898	$1,596,898	$1,596,898
Corporate office, distribution center and related building improvements	25 years	10,981,186	10,783,627	8,742,060
Store leasehold improvements	Term of related lease, typically 10 years	71,408,305	67,175,045	63,754,988
Store furniture and fixtures	Three to 10 years	81,922,666	76,402,663	71,137,666
Point of sale hardware and software	Five years	7,587,798	7,028,545	6,949,397
Corporate office and distribution center furniture, fixtures and equipment	Seven years	2,477,238	2,352,583	2,278,899
Computer hardware and software	Three to five years	4,386,372	3,576,101	3,526,249
Construction in progress	—	9,256,914	3,064,048	10,916,855
		189,617,377	171,979,510	168,903,012
Less accumulated depreciation and amortization		72,135,661	59,920,752	56,031,817

Net property, equipment and improvements		$117,481,716	$112,058,758	$112,871,195

NOTE 6 – ACQUISITION OF ACORN STORES

On November 1, 2004, the Company acquired the assets and assumed certain liabilities of Gilmore Brothers Inc., a privately held women’s specialty retailer operating stores under the name “Acorn,” for approximately $7.4 million in cash.  The Company funded the purchase from current cash balances and redemptions of short-term investments.  As of November 26, 2005, Acorn operated 24 stores in 10 states that offer upscale women’s fashions along with complementary jewelry and accessories under private and branded labels.

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

Pro forma financial information for Acorn has not been presented as the acquisition did not have a material impact on the Company’s financial position or results of operations.

NOTE 7 – GOODWILL

The Company recognizes the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed as goodwill.  Goodwill will be tested for impairment on an annual basis in the fourth quarter and between annual tests whenever impairment is indicated.  Fair values are calculated based on an estimate of future cash flows, compared to the corresponding carrying value of the acquired entity, including goodwill.  Impairment losses will be recognized whenever the implied fair value is less than the carrying value of the related asset.  There were no impairments or other changes to the recorded amounts of goodwill for the periods presented.

NOTE 8 – INTANGIBLES

Intangible assets consisted of the following:

	November 26,	February 26,	November 27,
	2005	2005	2004

Customer lists	$830,000	$830,000	$830,000
Accumulated amortization	(118,264)	(36,389)	(9,097)
	$711,736	$793,611	$820,903

Aggregate amortization expense for the nine months ended November 26, 2005 was $81,875.  Estimated aggregate amortization expense for fiscal 2006 and the next five fiscal years is as follows:

Fiscal 2006	$109,167
Fiscal 2007	109,167
Fiscal 2008	100,278
Fiscal 2009	82,500
Fiscal 2010	82,500
Fiscal 2011	82,500

NOTE 9 – ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	November 26,	February 26,	November 27,
Description	2005	2005	2004

Gift card, certificate and store credit liability	$5,645,681	$8,523,420	$4,275,179
Accrued occupancy related expenses	1,070,987	1,340,403	1,265,721
Other accrued liabilities	6,209,496	4,262,119	4,746,495

	$12,926,164	$14,125,942	$10,287,395

NOTE 10 – LONG-TERM DEBT

The Company maintains an Amended and Restated Revolving Credit Facility with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”).  In November 2005, the Wells Fargo Revolver was amended to increase the amount of revolving credit loans and letters of credit available to the Company from $40 million to $50 million, subject to a borrowing base formula based on inventory levels.  Additionally, the maturity date of the Wells Fargo Revolver was extended by two years to June 30, 2008.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s floating rate, 7.0% as of November 26, 2005, plus 0.25%.  Interest is payable monthly in arrears.  The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement.  Facility fees totaled $3,588 for the nine months ended November 26, 2005.  The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first nine months of fiscal 2006.  Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at November 26, 2005 was $32.1 million.  As of November 26, 2005, the Company had outstanding letters of credit in the amount of $13.7 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $18.4 million at November 26, 2005.

The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of November 26, 2005, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

NOTE 11 – NET INCOME PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the applicable periods, while diluted EPS is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding.

The following is a reconciliation of the number of shares and per share amounts used in the basic and diluted EPS computations:

	Three Months Ended
	November 26, 2005		November 27, 2004
		Net		Net
		Income		Income
	Shares	Per Share	Shares	Per Share
				(Restated)

Basic	35,944,554	$0.24	35,679,893	$0.21

Effect of dilutive stock options	236,426	—	481,536	—

Diluted	36,180,980	$0.24	36,161,429	$0.21

	Nine Months Ended
	November 26, 2005		November 27, 2004
		Net		Net
		Income		Income
	Shares	Per Share	Shares	Per Share
				(Restated)

Basic	35,843,776	$0.66	36,526,270	$0.63

Effect of dilutive stock options	321,664	—	539,733	—

Diluted	36,165,440	$0.66	37,066,003	$0.63

Stock options of 2,854,649 and 1,622,249 were excluded from the shares used in the computation of diluted EPS for the three and nine months ended November 26, 2005 as they were anti-dilutive.  Stock options of 1,513,349 and 1,489,349 were excluded from the shares used in the computation of diluted EPS for the three and nine months ended November 27, 2004 as they were anti-dilutive.

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

During the first nine months of fiscal 2006, the Company awarded 23,500 shares of restricted stock to employees.  A restricted stock award is an award of common stock shares that is subject to certain restrictions during a specified period.  The Company holds the shares during the vesting period and the grantee cannot transfer the shares before the termination of that period.  The grantee is, however, entitled to vote the common shares and to receive dividends and other distributions on the shares.

If stock-based compensation cost had been determined based on the fair value methodology prescribed by SFAS No. 123 and SFAS No. 148, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following table.

	Three Months Ended
	November 26,	November 27,
	2005	2004
		(Restated)
Net income - as reported	$8,728,026	$7,641,548
Add stock-based compensation expense included in net income, net of related tax effects	37,866	—
Less total stock-based compensation expense determined under fair value method, net of related tax effects	871,960	843,551
Net income - pro forma	$7,893,932	$6,797,997

Basic earnings per common share:
As reported	$0.24	$0.21
Pro forma	$0.22	$0.19

Diluted earnings per common share:
As reported	$0.24	$0.21
Pro forma	$0.22	$0.19

	Nine Months Ended
	November 26,	November 27,
	2005	2004
		(Restated)
Net income - as reported	$23,732,092	$23,166,937
Add stock-based compensation expense included in net income, net of related tax effects	78,608	—
Less total stock-based compensation expense determined under fair value method, net of related tax effects	2,375,015	2,484,072
Net income - pro forma	$21,435,685	$20,682,865

Basic earnings per common share:
As reported	$0.66	$0.63
Pro forma	$0.60	$0.57

Diluted earnings per common share:
As reported	$0.66	$0.63
Pro forma	$0.59	$0.56

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

NOTE 13 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”  The original effective date for adoption of SFAS No. 123R for the Company was August 28, 2005.  However, in April 2005 the SEC announced the adoption of a new rule that amends the effective date for SFAS No. 123R.  The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005.  Therefore, the Company plans to adopt SFAS No. 123R effective for its 2007 fiscal year, which commences on February 26, 2006.  The Company is currently in the process of quantifying the impact the adoption of SFAS No. 123R will have on its financial position and results of operations.

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

In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period.”  FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense.  FSP 13-1 applies to reporting periods beginning after December 15, 2005.  Retrospective application is permitted but not required.  The adoption of FSP 13-1 is not expected to impact the Company’s financial position or results of operations.

NOTE 14 – SUBSEQUENT EVENTS

On December 12, 2005, the Company announced the resignation of William J. Prange as its Chairman and Chief Executive Officer.  Mr. Prange also resigned from the Company’s Board of Directors.  Larry C. Barenbaum, a director of the Company since 1992, assumed the position of Chairman of the Board.  In addition, the Company’s Board of Directors named Joseph E. Pennington as Chief Executive Officer.  Mr. Pennington had been President of the Company since 1999.

In the fourth quarter of fiscal 2006, the Company anticipates it will incur a pre-tax charge of approximately $1.4 million related to remaining contractual payments to Mr. Prange.  In addition, modification of certain stock options, which are out of the money, to accelerate the vesting and extend the exercise period is expected to result in additional fourth quarter pro forma pre-tax stock-based compensation expense of approximately $2.4 million, which would be reflected in the notes to the Company’s consolidated financial statements.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Form 10-Q.  As discussed in Note 2 to the consolidated condensed financial statements, the Consolidated Condensed Balance Sheet as of November 27, 2004, the Consolidated Condensed Statements of Income for the three and nine months ended November 27, 2004 and the Consolidated Condensed Statement of Cash Flows for the nine months ended November 27, 2004 have been restated for the effects of an error in the Company’s method of accounting for leases.  This MD&A gives effect to the restatement.

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

Cash flow and liquidity

Management evaluates cash flow from operations, investing activities and financing activities in determining the sufficiency of the Company’s cash position.  Cash flow from operations has historically been sufficient to cover the Company’s uses of cash.  Management believes that cash flow from operations will be sufficient to fund anticipated capital expenditures and working capital requirements for the remainder of fiscal 2006 and throughout fiscal 2007.

Executive Overview

Christopher & Banks Corporation is a Minneapolis-based retailer of women’s specialty apparel, which operates stores through its wholly-owned subsidiaries; Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company, collectively referred to as the “Company.”  As of November 26, 2005, the Company operated 707 stores in 45 states including 504 Christopher & Banks stores, 179 C.J. Banks stores and 24 Acorn stores.  The Company’s Christopher & Banks stores offer distinctive fashions featuring exclusively designed, coordinated assortments of sportswear and sweaters in sizes four to 16.  The Company’s C.J. Banks stores offer similar assortments of women’s specialty apparel in sizes 14W and up.  The Company’s Acorn stores offer upscale women’s fashions along with complementary jewelry and accessories under private and branded labels.

In the first nine months of fiscal 2006, the Company opened 40 new Christopher & Banks stores, 25 new C.J. Banks stores and four new Acorn stores, which completes the new store openings for the current fiscal year.   The Company closed four stores during the first nine months of fiscal 2006 and anticipates it will close one or two additional stores in the fourth quarter.  The Company plans to grow its store base by 12 to 15% in fiscal 2007, including opening approximately 10 to 15 new Acorn stores, 35 to 40 new Christopher & Banks locations and 40 to 45 new C.J. Banks stores.

On December 12, 2005, the Company announced the resignation of William J. Prange as its Chairman and Chief Executive Officer.  Mr. Prange also resigned from the Company’s Board of Directors.  Larry C. Barenbaum, a director of the Company since 1992, assumed the position of Chairman of the Board.  In addition, the Company’s Board of Directors named Joseph E. Pennington as Chief Executive Officer.  Mr. Pennington had been President of the Company since 1999.

In the fourth quarter of fiscal 2006, the Company anticipates it will incur a pre-tax charge of approximately $1.4 million related to remaining contractual payments to Mr. Prange.  In addition, modification of certain stock options, which are out of the money, to accelerate the vesting and extend the exercise period is expected to result in additional fourth quarter pro forma pre-tax stock-based compensation expense of approximately $2.4 million, which would be reflected in the notes to the Company’s consolidated financial statements.

In September 2005, the Company announced that Joseph E. Pennington, current Chief Executive Officer and previous President and Chief Operating Officer, agreed to extend his employment contract with the Company to August 31, 2006.  Thereafter, Mr. Pennington will remain with the Company in a reduced capacity through February 28, 2008.  Additionally, the Company announced that Ralph C. Neal, Executive Vice President of Store Operations, agreed to extend his employment contract with the Company to April 30, 2006. Mr. Neal will continue to work with the Company in a reduced capacity through February 28, 2007.

The Company announced in November 2005 that it appointed Robert B. Mang to its Board of Directors.  Mr. Mang was most recently Chairman and Chief Executive Officer of Galyan’s Trading Company, Inc. from 2000 to 2004 when he retired.  From 1997 to 2000, Mr. Mang was Chief Executive Officer of Monet Group, Inc.  Prior to joining Monet Group, Mr. Mang had more than 20 years of retail experience holding the Vice Chairman position with DFS Group and Chief Executive Officer or President positions with Woodward & Lothrop/John Wanamaker, The Bon Marche and Broadway Southwest.

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

On an ongoing basis, the Company evaluates its estimates, including those related to customer product returns, inventories, income taxes, medical claims and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There has been no material changes in the Company’s critical accounting policies during the quarter or nine months ended November 26, 2005.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company’s consolidated condensed statement of income expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	November 26,	November 27,	November 26,	November 27,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Merchandise, buying and occupancy costs, exclusive of depreciation and amortization	59.8	62.3	59.6	60.3
Selling, general and administrative expenses	25.9	24.1	26.3	24.4
Depreciation and amortization	3.6	3.5	3.8	3.7
Operating income	10.7	10.1	10.3	11.6
Interest income	0.3	0.2	0.3	0.2
Income before income taxes	11.0	10.3	10.6	11.8
Income tax provision	4.3	4.0	4.1	4.6
Net income	6.7%	6.3%	6.5%	7.2%

Three Months Ended November 26, 2005 Compared to Three Months Ended November 27, 2004

Net Sales.  Net sales for the three months ended November 26, 2005 were $130.5 million, an increase of $9.9 million or 8%, from $120.6 million for the three months ended November 27, 2004.  The increase in net sales was due to an increase in the number of stores operated by the Company, partially offset by a 2% decrease in same-store sales.  The Company operated 707 stores at November 26, 2005, compared to 648 stores at November 27, 2004.  The 2% decline in same-store sales during the third quarter was largely a result of fewer transactions per store, offset by greater average transaction values.  Lower markdowns, which resulted in higher average selling prices, fueled the increase in transaction values.  Same-store sales increased by 1% for stores opened by the Company in fiscal 2003, 2004 and 2005, while the mature base of stores, opened in fiscal 2002 and earlier, reported a 3% decline in same-store sales.

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

Sales from the Acorn stores acquired by the Company in fiscal 2005 will be included in the calculation of same-store sales starting in December 2005 after the Company has operated the stores for 13 full months.

Merchandise, Buying and Occupancy Costs, exclusive of depreciation and amortization.  Merchandise, buying expenses and occupancy costs, exclusive of depreciation and amortization, were $78.1 million, or 59.8% of net sales, during the third quarter of fiscal 2006, compared to $75.1 million, or 62.3% of net sales, during the same period in fiscal 2005.  The decline in merchandising, buying and occupancy costs as a percent of net sales was mainly attributable to decreased costs of merchandise resulting from reduced markdowns and improved initial markups.  The decrease in cost of merchandise was partially offset by an approximate 50 basis point increase in occupancy costs as a percent of net sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended November 26, 2005 were $33.8 million, or 25.9% of net sales, compared to $29.0 million, or 24.1% of net sales, for the three months ended November 27, 2004.  Approximately 60 basis points of the increase in selling, general and administrative expenses as a percent of net sales was a result of negative leverage of costs associated with Acorn.  The remaining 120 basis points of negative leverage related to other store level and corporate administrative costs which could not be leveraged with a 2% decrease in same-store sales.

Depreciation and Amortization.  Depreciation and amortization was $4.7 million, or 3.6% of net sales, in the third quarter of fiscal 2006, compared to $4.2 million, or 3.5% of net sales, in the third quarter of fiscal 2005. The increase in the amount of depreciation and amortization expense was a result of capital expenditures made in the past year.  The Company opened 40 new Christopher & Banks, 25 new C.J. Banks and four new Acorn stores in the first nine months of fiscal 2006.

Operating Income.  As a result of the foregoing factors, operating income for the three months ended November 26, 2005 was $13.9 million, or 10.7% of net sales, compared to operating income of $12.3 million, or 10.1% of net sales, for the three months ended November 27, 2004.

Interest Income.  For the quarter ended November 26, 2005, interest income increased to $449,340 from $189,629 for the quarter ended November 27, 2004.  The increase resulted from higher interest rates on short-term investments combined with a larger balance of cash equivalents and short-term investments in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005.

Income Taxes.  Income tax expense in the third quarter of fiscal 2006 was $5.6 million, with an effective tax rate of 39.1%, compared to $4.8 million, with an effective tax rate of 38.6%, in the third quarter of fiscal 2005.  The increase in the effective tax rate was due to an increase in state income taxes resulting from the estimated mix of apportionment of the company’s income among the 45 states in which it operates.

Net Income.  As a result of the foregoing factors, net income for the three months ended November 26, 2005 was $8.7 million, or 6.7% of net sales and $0.24 per diluted share, compared to $7.6 million, or 6.3% of net sales and $0.21 per diluted share, for the three months ended November 27, 2004.

Nine Months Ended November 26, 2005 Compared to Nine Months Ended November 27, 2004

Net Sales.  Net sales for the nine months ended November 26, 2005 were $363.9 million, an increase of $44.3 million or 14%, from $319.6 million for the nine months ended November 27, 2004.  The increase in net sales resulted from an increase in the number of stores operated by the Company combined with a 1% increase in same-store sales.  The Company operated 707 stores at November 26, 2005, compared to 648 stores at November 27, 2004.  The 1% increase in same-store sales was partially driven by aggressive markdowns taken in the first quarter of fiscal 2006, combined with strong customer response to the Company’s assortment of woven tops, knit tops and denim bottoms in the second quarter, partially offset by a decrease in transactions per store in the third quarter.  The decrease in transactions in the third quarter was offset by greater average transaction values fueled by lower markdowns and higher average selling prices.

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

Sales from the Acorn stores acquired by the Company in fiscal 2005 will be included in the calculation of same-store sales in December 2005 after the Company has operated the stores for 13 full months.

Merchandise, Buying and Occupancy Costs, exclusive of depreciation and amortization.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $216.9 million, or 59.6% of net sales, during the first nine months of fiscal 2006, compared to $192.6 million, or 60.3% of net sales, during the first nine months of fiscal 2005.  The approximate 70 basis point decrease in merchandising, buying and occupancy costs as a percent of net sales was mainly attributable to decreased costs of merchandise resulting from lower levels of markdowns and improved initial markups, offset by modestly higher occupancy costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the nine months ended November 26, 2005 were $95.7 million, or 26.3% of net sales, compared to $78.1 million, or 24.4% of net sales, for the nine months ended November 27, 2004.  The approximate 190 basis point increase in selling, general and administrative expenses as a percent of net sales was the result of negative leverage of costs related to Acorn, as well as other store level and corporate administrative costs which could not be leveraged with a 1% increase in same-store sales.

Depreciation and Amortization.  Depreciation and amortization was $13.7 million, or 3.8% of net sales, in the first nine months of fiscal 2006, compared to $11.8 million, or 3.7% of net sales, in the first nine months of fiscal 2005. The increase in depreciation and amortization expense was a result of capital expenditures made during the past year.  The Company opened 40 new Christopher & Banks, 25 new C.J. Banks and four new Acorn stores in the first nine months of fiscal 2006.

Operating Income.  As a result of the foregoing factors, operating income for the nine months ended November 26, 2005 was $37.5 million, or 10.3% of net sales, compared to operating income of $37.0 million, or 11.6% of net sales, for the nine months ended November 27, 2004.

Interest Income.   For the nine months ended November 26, 2005, interest income increased to $1.2 million from $689,585 for the nine months ended November 27, 2004.  The increase resulted from higher interest rates on short-term investments combined with a larger average balance of cash equivalents and short-term investments in the first three quarters of fiscal 2006 compared to the first three quarters of fiscal 2005.

Income Taxes.  Income tax expense in the first nine months of fiscal 2006 was $15.0 million, with an effective tax rate of 38.8%, compared to $14.6 million, with an effective tax rate of 38.6%, in the first nine months of fiscal 2005.  The increase in the effective tax rate was due to an increase in state income taxes resulting from the estimated mix of apportionment of the Company’s income among the 45 states in which it operates.

Net Income.  As a result of the foregoing factors, net income for the nine months ended November 26, 2005 was $23.7 million, or 6.5% of net sales and $0.66 per diluted share, compared to $23.2 million, or 7.2% of net sales and $0.63 per diluted share, for the nine months ended November 27, 2004.

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

Net cash provided by operating activities totaled $30.8 million for the first nine months of fiscal 2006, up from $24.6 million for the first nine months of fiscal 2005.  Net cash used in investing activities included $19.3 million of capital expenditures, partially offset by net redemptions of short-term investments of approximately $9.9 million.  The Company opened 69 new stores and completed seven store remodels during the nine months ended November 26, 2005.

Net cash of $2.7 million was used by the Company in financing activities during the first nine months of fiscal 2006.  The Company paid three quarterly cash dividends which together totaled approximately $4.3 million. The Company received approximately $1.6 million in cash as certain of the Company’s officers, directors and key employees exercised stock options during the first nine months of fiscal 2006.

The Company plans to fund approximately $3 million of capital expenditures during the last three months of fiscal 2006, most of which will relate to stores scheduled to open in the first quarter of fiscal 2007.  The Company currently plans to open approximately 85 to 100 new stores during fiscal 2007.  The Company expects its cash and short-term investments, combined with cash flows from operations, to be sufficient to meet its capital expenditure, working capital and other requirements for liquidity during the remainder of fiscal 2006 and throughout fiscal 2007.

The Company maintains an Amended and Restated Revolving Credit Facility with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”).  In November 2005, the Wells Fargo Revolver was amended to increase the amount of revolving credit loans and letters of credit available to the Company from $40 million to $50 million, subject to a borrowing base formula based on inventory levels.  Additionally, the maturity date of the Wells Fargo Revolver was extended by two years to June 30, 2008.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s floating rate, 7.0% as of November 26, 2005, plus 0.25%.  Interest is payable monthly in arrears.  The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement.  Facility fees totaled $3,588 for the nine months ended November 26, 2005.  The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first nine months of fiscal 2006.  Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at November 26, 2005 was $32.1 million.  As of November 26, 2005, the Company had outstanding letters of credit in the amount of $13.7 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $18.4 million at November 26, 2005.

The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of November 26, 2005, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

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

The Company purchased approximately 30% and 36% of its merchandise from its largest overseas supplier during the first nine months of fiscal 2006 and 2005, respectively.  Although the Company believes that its relationship with this particular vendor is good, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it can shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, there is some potential that any such disruption in supply could have a material adverse impact on the Company’s financial position and results of operations.

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

Inflation

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the three and nine months ended November 26, 2005 and November 27, 2004.

Forward Looking Information and Risk

Information contained in this Form 10-Q contains certain “forward-looking statements” which reflect the current view of the Company with respect to future events and financial performance.  Wherever used, terminology such as “may”, “will”, “expect”, “intend”, “plan”, “anticipate”, “estimate” or “continue”, or the negative thereof, or other variations thereon or comparable terminology reflect such forward-looking statements.  There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those matters discussed below and beginning on page 21 of the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 12, 2005.  Investors are cautioned that all forward-looking statements involve risks and uncertainty.  The factors, among others, that could cause actual results to differ materially include:  changes in general economic conditions, including recessionary effects which may affect consumers’ spending and debt levels; the Company’s ability to execute its business plan including the successful expansion of its Christopher & Banks, C.J. Banks and Acorn concepts; the Company’s ability to open new stores on favorable terms and the timing of such store openings; the availability of quality store sites; the acceptance of the Company’s merchandising strategies by its target customers; the ability of the Company to anticipate fashion trends and consumer preferences; the loss of one or more of the Company’s key executives; the ability to hire and train qualified managerial employees and address management succession; continuity of a relationship with or purchases from major vendors, particularly those from whom the Company imports merchandise; increases in the cost of merchandise; timeliness of vendor production and deliveries; competitive  pressures on sales and pricing; increases in other costs which cannot be recovered through improved pricing of merchandise; and the adverse effect of weather conditions from time to time on consumers’ ability or desire to purchase new clothing.  Since the Company relies heavily on sourcing from foreign vendors, there are risks and uncertainties including transportation delays related to ocean, air and ground shipments, political instability, work stoppages, changes in import and export controls including quota restrictions and the expiration thereof.  The Company assumes no obligation to publicly update or revise its forward looking statements to reflect events or circumstances that may arise after the date of this Form 10-Q.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates.  The Company’s results of operations could be negatively impacted by decreases in interest rates on its short-term investments.

The Company is potentially exposed to market risk from changes in interest rates relating to its Wells Fargo Revolver.  Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s floating rate, 7.0% as of November 26, 2005, plus 0.25%.  However, the Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first nine months of fiscal 2006 and, given its existing liquidity position, does not expect to utilize the Wells Fargo Revolver in the near future except for its continuing use of the import letter of credit facility.

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

ITEM 4.

CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, the Company’s management has evaluated the effectiveness and design of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company’s periodic reports to the Securities and Exchange Commission under the Exchange Act.

(b)          Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended November 26, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

ITEM 1.

LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.

ITEM 1A.

RISK FACTORS

See page 21 of the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 12, 2005.

ITEM 2.

UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any shares during the quarter ended November 26, 2005.

ITEM 3.

DEFAULTS UPON

SENIOR SECURITIES

There has been no default with respect to any indebtedness of the Company.

ITEM 4.

SUBMISSION OF MATTERS TO

A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended November 26, 2005.

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

CHRISTOPHER & BANKS CORPORATION

Dated: January 5, 2006	By	/S/ JOSEPH E. PENNINGTON

Joseph E. Pennington
Chief Executive Officer

Signing on behalf of the
Registrant as principal
executive officer.

Dated: January 5, 2006	By	/S/ ANDREW K. MOLLER

Andrew K. Moller
Executive Vice President
and Chief Financial Officer

Signing on behalf of the
Registrant as principal
financial officer.