Form 10-K
period 2006-02-25
CHRISTOPHER & BANKS CORP
filed 2006-05-11
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 25, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

Commission File No. 0-19972

CHRISTOPHER & BANKS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06 - 1195422
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2400 Xenium Lane North, Plymouth, Minnesota	55441
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (763) 551-5000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☐	NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES ☐	NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

YES ☐	NO ☒

The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant as of August 27, 2005, was approximately $553,996,242 based on the closing price of such stock as quoted on the New York Stock Exchange ($15.96) on such date.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, was 36,515,066 as of April 30, 2006 (excluding treasury shares of 6,784,736).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held July 26, 2006 (the “Proxy Statement”) are incorporated by reference into Part III.

CHRISTOPHER & BANKS CORPORATION

2006 ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1.
BUSINESS

General

Christopher & Banks Corporation is a Minneapolis-based retailer of women’s specialty apparel, which operates retail stores through its wholly-owned subsidiaries, Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company, collectively referred to as “Christopher & Banks” or the “Company.”  As of April 30, 2006, the Company operated 726 stores in 45 states, including 509 Christopher & Banks stores, 191 C.J. Banks stores and 26 Acorn stores. The Company’s Christopher & Banks stores offer distinctive fashions featuring exclusively designed, coordinated assortments of sportswear and sweaters in sizes four to 16. The Company’s C.J. Banks stores offer similar assortments of women’s specialty apparel in sizes 14W and up. Acorn stores offer upscale women’s fashions along with complementary jewelry and accessories under private and branded labels.

During the fiscal year ended February 25, 2006 (“fiscal 2006”), the Company opened 40 new Christopher & Banks stores, 25 new C.J. Banks stores and four new Acorn stores. The Company closed six stores during fiscal 2006. The Company plans to grow its store base in fiscal 2007 by 12% to 15%, or 85 to 100 stores, including opening approximately 10 to 15 new Acorn stores, 35 to 40 new Christopher & Banks locations and 40 to 45 C.J. Banks stores.

Matthew Dillon, who joined the Company in May 2005 as Executive Vice President and Chief Merchandising Officer, was promoted to President and Chief Merchandising Officer in December 2005. In addition to his duties as President, Mr. Dillon is responsible for product development, sourcing, merchandise selection and enhancing the acceptance and awareness of the Company’s Christopher & Banks, C.J. Banks and Acorn brands. Mr. Dillon was most recently Vice President and Director of Merchandising for Coldwater Creek and has 25 years of retail industry experience.

On December 12, 2005, the Company announced the resignation of William J. Prange as its Chairman and Chief Executive Officer. Mr. Prange also resigned from the Company’s Board of Directors. Larry C. Barenbaum, a director of the Company since 1992, was elected to the position of Chairman of the Board. In addition, the Company’s Board of Directors named Joseph E. Pennington as Chief Executive Officer. Mr. Pennington had been President of the Company since 1999 and will continue to serve as the Company’s Chief Executive Officer through February 28, 2007. Thereafter, Mr. Pennington will remain with the Company in an advisory capacity on a part-time basis through August 31, 2008.

In the fourth quarter of fiscal 2006, the Company incurred a pre-tax charge of approximately $1.2 million related to remaining contractual obligations to Mr. Prange. In addition, modifications to accelerate the vesting and extend the exercise period of certain out of the money stock options resulted in additional fourth quarter pro forma after-tax stock-based compensation expense of approximately $1.4 million, which is reflected in the notes to the Company’s consolidated financial statements.

Overview

The Company’s business strategy for its Christopher & Banks and C.J. Banks stores is to provide a well focused apparel assortment in order to satisfy its target customer’s expectations for style, versatility and value. To differentiate itself from its competitors, the Company’s internal design group creates a diverse merchandise assortment which is manufactured exclusively for the Company under its proprietary Christopher & Banks and C.J. Banks brand names. In its Acorn stores, the Company currently sells private label, as well as branded apparel and accessories.

Target Customer

The target customer for Christopher & Banks and C.J. Banks is a segment of the female baby boomer demographic generally ranging in age from 40 to 60. Management believes this target customer has average annual household income of $50,000 to $75,000. Further, this customer desires versatile fashions which are suitable for both work and leisure activities. Due to her busy lifestyle management believes this customer prefers the convenience of shopping in regional malls.

The target customer of the Company’s Acorn stores is a more affluent female baby boomer with household income of $75,000 and up. This target customer seeks more fashion forward merchandise to fit her active, multifaceted lifestyle.

Merchandise Assortment

Substantially all merchandise offered in the Company’s stores is developed by the Company’s buyers, working in conjunction with its product design group. The Company also has a technical design group which establishes technical specifications for the Company’s merchandise and inspects merchandise on a test basis for uniformity of size, color and overall manufacturing quality.

In fiscal 2006, the Company’s merchandise primarily included sportswear generally consisting of knit tops, shirtings, novelty jackets, skirts, denim and other fabrication pants and sweaters. The Company’s Acorn stores sell a variety of accessories in addition to sportswear and the Company plans to test an offering of accessories primarily consisting of handbags and small leather goods at its Christopher & Banks and C.J. Banks stores in the fourth quarter of fiscal 2007.

Sweaters comprised approximately 30% of the Company’s sales in fiscal 2006, compared to approximately 34% and 36% in fiscal 2005 and 2004, respectively. In fiscal 2007, the Company plans to continue to shift merchandise focus away from its sweater category and expand its offering of novelty jackets and fashion knit tops.

Merchandise Strategy

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

Direct Import Program. During fiscal 2006, the Company directly imported approximately 90% of its total merchandise purchases. The Company anticipates that direct imports, as a percent of total purchases, will be approximately the same in fiscal 2007. Management believes direct importing allows Christopher & Banks to obtain high quality merchandise at a lower cost and gives the Company ability to bring product to market expediently.

Private Brand Clothing – Christopher & Banks, C.J. Banks. The use of private brand clothing produced exclusively for the Company creates a unique store identity and establishes a competitive “point of difference.” The Company’s design staff, guided by its merchants, continually develops new designs for the Company’s private brand merchandise. The Company uses its proprietary names exclusively for its private brand clothing. Sales of private brand clothing comprised substantially all of the Company’s sales in fiscal 2006 and 2005. The Company anticipates private brand clothing will account for substantially all of its sales again in fiscal 2007.

Quality Assurance. The Company employs a variety of quality control measures including color, fabric and construction analysis and sizing verification, to ensure that all merchandise meets the Company’s quality standards.

Inventory Management

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

The Company also utilizes a cost-effective program to efficiently deliver merchandise on a daily basis from the Company’s distribution center to each of its stores. Through effective use of its systems, inventories can be maintained at an efficient level throughout the year, which ensures a consistent flow of fresh merchandise to the stores and enables the Company to keep the aging of its inventory current. The Company’s inventory turnover, which is calculated by dividing sales by average retail inventory, was 3.8, 3.9 and 4.3 times in fiscal 2006, 2005 and 2004, respectively.

Store Expansion

The Company plans to expand its store base by approximately 85 to 100 new stores in fiscal 2007. Of these new stores, approximately 35 to 40 will be Christopher & Banks stores, 40 to 45 will be C.J. Banks stores and 10 to 15 will be Acorn stores. The majority of the new stores will be located in states where the Company currently operates.

Development of New Concepts

The Company intends to continue to evaluate different growth vehicles and new opportunities as it deems appropriate. Accordingly, in fiscal 2001 the Company launched its C.J. Banks concept. These stores serve the women’s large size market by offering coordinated assortments of exclusively designed sportswear and sweaters in sizes 14W and up. In connection with this strategy, the Company developed a new C.J. Banks store prototype which is similar to, but slightly larger than, its Christopher & Banks store design. The Company has rapidly expanded the C.J. Banks concept and, as of April 30, 2006, the Company operated 191 C.J. Banks stores in 30 states.

On November 1, 2004, the Company acquired the assets and assumed certain liabilities of Gilmore Brothers Inc., a privately held women’s specialty retailer operating stores under the name “Acorn.”  Acorn stores offer upscale women’s fashions along with complementary jewelry and accessories under private and branded labels. The Company believes the acquisition provides a differentiated yet complementary third retail concept to its business, which will enhance its growth potential. As of April 30, 2006, the Company operated 26 Acorn stores in 12 states.

Properties

The Company has developed a uniform store design which is currently used for approximately 95% of its Christopher & Banks and C.J. Banks store locations. This store design is regularly modified and updated and provides an open and inviting environment, which enables the Company to deliver a focused merchandise presentation to its customers. With attractive decor and bright lighting, the Company’s customers enjoy a fun and exciting shopping atmosphere. The Company typically completes a major or minor remodeling of each store following renewal of its lease. However, during the interim, carpet replacement, painting and other minor improvements are made as needed. The Company completed 15 store remodels in fiscal 2006 and plans to complete 12 store remodels in fiscal 2007.

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

Purchasing/Sources of Supply

Direct imports accounted for approximately 90% of the Company’s total merchandise purchases in fiscal 2006. During fiscal 2006, the Company purchased approximately 96% of its merchandise from 150 vendors and the Company’s ten largest vendors provided approximately 64% of the Company’s purchases. In addition, purchases from the Company’s largest overseas supplier accounted for approximately 31% of total purchases, compared to 36% in fiscal 2005. In fiscal 2007, management plans to continue to make changes to its merchandise assortment and further diversify its vendor base. Although the Company believes that its relationship with its largest vendor is good, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company. If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it will be able to shift production to other suppliers so as to continue to secure the required volume of product. Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on the Company’s financial position and results of operations. The Company intends to directly import approximately 90% of its purchases again in fiscal 2007.

Advertising and Promotion

Historically, the Company has not engaged in significant television, radio or print advertising. Instead, the Company capitalizes on mall traffic at its locations. To draw customers into its stores, the Company has created an in-store atmosphere which is visually appealing and includes the use of lifestyle banner graphics.

In the fourth quarter of fiscal 2006, the Company began collecting customer e-mail addresses from its Christopher & Banks and C.J. Banks customers. Currently, the Company sends periodic informational e-mails to these customers regarding new product arrivals and features. The Company plans to continue and expand its customer e-mail program in fiscal 2007.

The Acorn stores acquired from Gilmore Brothers, Inc. use direct mail and print advertising, as well as a preferred customer program, to maintain contact with its customers. The Company intends to continue these programs in its Acorn stores.

The Company maintains websites at www.christopherandbanks.com, www.cjbanks.com and www.acornstores.com. The websites contain information about the Company’s merchandise assortment, business and history, investor relations, employment opportunities and store locations. At this time, the Company does not offer on-line purchasing of merchandise or gift certificates through its websites.

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

Seasonality

The Company’s sales reflect seasonal variation as sales in the third and fourth quarters, which include the fall and holiday seasons, have generally been higher than sales in the first and second quarters. Sales and operating income generated during the fall and holiday seasons have a significant impact on the Company’s annual results of operations.

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

Employees

As of April 30, 2006, the Company had approximately 2,100 full-time and 4,500 part-time employees. The number of part-time employees increases during peak selling periods. None of the Company’s employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and considers its relationship with its employees to be good.

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

ITEM 1A.
RISK FACTORS

Forward Looking Information and Risk

Information contained in this Form 10-K contains certain “forward-looking statements” which reflect the current view of the Company with respect to future events and financial performance. These forward looking statements relate primarily to changes in the Company’s merchandising strategy, the opening of new stores and remodeling of certain existing stores, seasonal variations in sales and the expansion of the Company’s e-mail program. Wherever used, terminology such as “may”, “will”, “expect”, “intend”, “plan”, “anticipate”, “estimate” or “continue”, or the negative thereof, or other variations thereon or comparable terminology reflect such forward-looking statements. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include:  changes in general economic conditions, including recessionary effects which may affect consumers’ spending and debt levels; the Company’s ability to execute its business plan including the successful expansion of its Christopher & Banks, C.J. Banks and Acorn concepts; the Company’s ability to open new stores on favorable terms and the timing of such store openings; the availability of quality store sites; the acceptance of the Company’s merchandising strategies by its target customers; the ability of the Company to anticipate fashion trends and consumer preferences; the loss of one or more of the Company’s key executives; the ability to hire and train qualified managerial employees and address management succession; continuity of a relationship with or purchases from major vendors, particularly those from whom the Company imports merchandise; increases in the cost of merchandise; timeliness of vendor production and deliveries; competitive pressures on sales and pricing; increases in other costs which cannot be recovered through improved pricing of merchandise; and the adverse effect of weather conditions from time to time on consumers’ ability or desire to purchase new clothing. Since the Company relies heavily on sourcing from foreign vendors, there are risks and uncertainties including transportation delays related to ocean, air and ground shipments, political instability, work stoppages, changes in import and export controls including quota restrictions and the expiration thereof. The Company assumes no obligation to publicly update or revise its forward looking statements to reflect events or circumstances that may arise after the date of this Form 10-K.

Certain Additional Risk Factors:

Investors in the Company should consider the following risk factors as well as the other information contained herein.

Need for Optimal Retail Store Locations. The success of individual retail stores will depend to a great extent on locating them in desirable shopping venues in markets where the Company’s target customers shop. The success of individual stores may depend on the success of the shopping malls or lifestyle centers in which they are located. In addition, the demographic and other marketing data the Company relies on in determining the location of its stores cannot predict future consumer preferences and buying trends with complete accuracy. As a result, retail stores the Company opens may not be profitable or may be less successful than anticipated.

Effective Management of Growth Strategy. The Company’s continued growth depends on its ability to open and operate stores successfully and to manage the Company’s planned expansion. During fiscal 2007, the Company plans to open approximately 85 to 100 new stores, including approximately 35 to 40 Christopher & Banks stores, 40 to 45 C.J. Banks stores, and 10 to 15 Acorn stores. The Company’s planned expansion is dependent upon a number of factors, including locating suitable store sites, negotiating favorable lease terms, sourcing sufficient levels of inventory, hiring and training qualified management level and other employees and integrating new stores into its existing operations. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable or that the Company will be able to manage its growth effectively.

Changing Customer Preferences. The Company’s future success will depend on its ability to continually select the right merchandise assortment, maintain appropriate inventory levels and creatively present merchandise in a way that is appealing to its customers. Consumer preferences cannot be predicted with certainty, as they continually change and vary from region to region. On average, the Company begins the design process for its apparel six to seven months before merchandise is available to its customers and the Company typically begins to make purchase commitments four to five months in advance. These lead times make it difficult for the Company to respond quickly to changing consumer preferences and amplify the consequences of any misjudgments it might make in anticipating customer preferences. Consequently, if the Company misjudges its customers’ merchandise preferences or purchasing habits, its sales may decline significantly, and the Company may be required to mark down certain products to significantly lower prices to sell excess inventory, which would result in lower margins.

Fluctuations in Comparable Store Sales Results. The Company’s comparable store sales results have fluctuated in the past on a monthly, quarterly and annual basis, and are expected to continue to fluctuate in the future. A variety of factors affect comparable store sales results, including changes in fashion trends, changes in the Company’s merchandise mix, calendar shifts of holiday periods, actions by competitors, weather conditions and general economic conditions. Past comparable store sales results are not an indicator of future results, and there can be no assurance that the Company’s comparable store sales results will not decrease in the future. The Company’s comparable store sales results are likely to have a significant effect on the market price of the Company’s common stock.

Competition. The retail apparel industry is highly competitive. The Company competes with national and local department stores, specialty and discount store chains and independent retail stores that market similar lines of merchandise. Many competitors are significantly larger and have substantially greater financial, marketing and other resources and enjoy greater national, regional and local name recognition than does the Company. Depth of selection in sizes, colors and styles of merchandise, merchandise procurement and pricing, ability to anticipate fashion trends and consumer preferences, inventory control, reputation, quality of merchandise, store design and location, brand recognition and customer service are all important factors in competing successfully in the retail industry. The Company’s successful performance in recent years has increased the amount of imitation by other retailers. Such imitation has made and will continue to make the retail environment in which the Company operates more competitive.

Reliance on a Single Distribution Center. The Company relies on one distribution center, located in Plymouth, Minnesota, to receive and distribute merchandise to all of its stores. Any significant interruption in the operation of the distribution center due to natural disasters, accidents, system failures or other unforeseen causes could delay or impair the Company’s ability to distribute merchandise to its stores which could have a negative impact on sales.

General Economic Conditions. The Company’s business fluctuates according to changes in consumer preferences, which are dictated in part by fashion and season. In addition, certain economic conditions affect the level of consumer spending on merchandise offered by the Company, including, among others, unemployment levels, business conditions, interest rates and consumer confidence in future economic conditions. Consumer preference and economic conditions may differ or change from time to time in each market in which the Company operates and negatively affect the Company’s net sales and profitability.

Reliance on foreign sources of production. The Company directly imported approximately 90% of its total merchandise purchases in fiscal 2006. This reliance on sourcing from foreign countries may cause the Company to be exposed to certain risks. Import restrictions, including tariffs and quotas, and changes in such restrictions, could affect the import of apparel and might result in increased costs, delays in merchandise receipts or reduced supplies of apparel available to the Company and could possibly have an adverse effect on the Company’s business, financial condition and/or results of operations. The Company’s merchandise flow could also be adversely affected by political or financial instability in any of the countries where its merchandise is manufactured or by changes in the United States’ governmental policies toward such foreign countries. In addition, merchandise receipts could be delayed due to interruptions in air, ocean and ground shipments.

Reliance on Key Personnel. The Company’s success and ability to properly manage its growth depends to a significant extent both upon the performance of its current executive and senior management team and its ability to attract, hire, motivate and retain additional qualified management personnel in the future. The Company’s inability to recruit and retain such additional personnel, or the loss of the services of any of its executive officers, could have a material adverse impact on the Company’s business, financial condition and results of operations.

Volatility of Stock Price. The market price of the Company’s common stock has fluctuated substantially in the past and there can be no assurance that the market price of the common stock will not continue to fluctuate significantly. Future announcements or management discussions concerning the Company or its competitors, sales and profitability results, quarterly variations in operating results or monthly comparable store net sales, changes in earnings estimates by analysts or changes in accounting policies, among other factors, could cause the market price of the common stock to fluctuate substantially. In addition, stock markets, in general, have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies.

ITEM 1B.
UNRESOLVED STAFF COMMENTS

There are no matters which are required to be reported under Item 1B.

ITEM 2.
PROPERTIES

Store Locations

The Company’s Christopher & Banks and C.J. Banks stores are located primarily in regional shopping malls in mid-sized cities and suburban areas, which offer high-traffic by potential walk-in customers. All of the Company’s stores are company-owned. Approximately 90% of the Company’s stores are located in enclosed regional malls that typically have numerous specialty stores and two or more general merchandise chains or department stores as anchor tenants. The rest of the Company’s Christopher & Banks and C.J. Banks stores are located in lifestyle, community and strip shopping centers. The Company attempts to locate its stores strategically within the mall or shopping center to attract walk-in customers through attractive visual displays. Most of the Company’s 26 Acorn stores are located in upscale lifestyle centers and other distinctive shopping areas.

At April 30, 2006, Christopher & Banks stores averaged 3,315 square feet, C. J. Banks stores averaged 3,685 square feet and Acorn stores averaged 2,400 square feet. The Company estimates approximately 85% of the total store square footage is allocated to selling space. At April 30, 2006, the Company operated 726 stores in 45 states as follows:

State	Number of Christopher & Banks Stores	Number of C.J. Banks Stores	Number of Acorn Stores	Total Stores
Alabama	1	—	—	1
Arizona	6	—	—	6
Arkansas	6	—	—	6
California	10	1	—	11
Colorado	17	4	—	21
Connecticut	4	—	1	5
Delaware	2	—	—	2
Florida	8	—	—	8
Georgia	4	—	3	7
Idaho	7	2	—	9
Illinois	26	12	4	42
Indiana	18	10	1	29
Iowa	24	10	—	34
Kansas	11	6	—	17
Kentucky	11	3	1	15
Maine	2	2	—	4
Maryland	6	1	—	7
Massachusetts	11	1	—	12
Michigan	29	13	1	43
Minnesota	36	11	3	50
Missouri	13	12	—	25
Montana	5	4	—	9
Nebraska	12	6	—	18
New Hampshire	3	—	—	3
New Jersey	2	—	—	2
New Mexico	4	—	—	4
New York	22	15	—	37
North Carolina	6	—	1	7
North Dakota	7	4	—	11
Ohio	35	20	6	61
Oklahoma	7	—	—	7
Oregon	8	2	—	10
Pennsylvania	39	18	—	57
Rhode Island	1	—	—	1
South Carolina	1	—	2	3
South Dakota	7	3	—	10
Tennessee	10	1	1	12
Texas	17	1	—	18
Utah	10	3	—	13
Vermont	2	—	—	2
Virginia	11	4	2	17
Washington	14	5	—	19
West Virginia	7	6	—	13
Wisconsin	24	9	—	33
Wyoming	3	2	—	5
Total	509	191	26	726

Store Leases

All of the Company’s store locations are leased. Management believes that the current commercial real estate market, combined with the Company’s relationship with nationally-recognized developers and established operating history, makes the Company an attractive tenant when negotiating terms with shopping center developers, owners or management companies.

Lease terms typically include a rental period of ten years and may contain a renewal option. Leases generally require payments of fixed minimum rent and contingent percentage rent, calculated based on a percent of sales in excess of a specified level. The following table, which covers all of the stores operated by the Company at April 30, 2006, indicates the number of leases expiring during the fiscal year indicated and the number of such leases with renewal options. The number of stores with leases expiring in fiscal 2007 includes those stores which currently are operating on month-to-month terms.

Fiscal Year	Number of Leases Expiring	Number with Renewal Options
2007	35	6
2008	27	5
2009	30	4
2010	50	3
2011	65	2
2012-2016	513	14
2017-2021	6	1
Total	726	35

The Company currently plans to negotiate new leases in most of the locations which do not have renewal options.

Corporate Office and Distribution Center Facility

In fiscal 2002, the Company purchased its 210,000 square foot corporate office and distribution center facility, located in Plymouth, Minnesota. Prior to fiscal 2002, the Company leased this facility. The Company utilizes the entire facility for its corporate office and distribution center requirements. The Company believes its headquarters and merchandise distribution center facility are adequate to accommodate the Company’s current expansion plans.

ITEM 3.
LEGAL PROCEEDINGS

The Company is involved in various minor legal matters arising in the normal course of business. In the opinion of management, the outcome of such proceedings will not have a material adverse impact on the Company’s financial position or results of operations.

ITEM 4.
 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2006.

ITEM 4A.
EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers of the Company as of April 30, 2006.

Name	Age	Positions and Offices
Joseph E. Pennington	60	Chief Executive Officer
Matthew P. Dillon	46	President and Chief Merchandising Officer
Ralph C. Neal	59	Executive Vice President of Store Operations
Andrew K. Moller	47	Executive Vice President and Chief Financial Officer
Monica L. Dahl	39	Executive Vice President and Chief Operating Officer
Kathryn R. Gangstee	56	Senior Vice President and Division President- Christopher & Banks
Kim A. Decker	45	Senior Vice President of Store Operations

Joseph E. Pennington has served as Chief Executive Officer since December 2005. From August 1999 through December 2005, Mr. Pennington served as President and Chief Operating Officer. From March 1998 through August 1999, Mr. Pennington was Executive Vice President and Chief Operating Officer. Mr. Pennington was a Senior Vice President of the Company from July 1997 through February 1998. From February 1997 through June 1997, Mr. Pennington was Vice President of Merchandise Planning. From April 1996 through January 1997, Mr. Pennington was self-employed, providing consulting services to retail companies including Christopher & Banks. Mr. Pennington was President and Chief Executive Officer of American Specialty Stores, dba the id, from June 1994 through March 1996. From October 1993 through May 1994, Mr. Pennington was Senior Vice President of Merchandise and Operations for the id, and from January 1990 through October 1993, Mr. Pennington was Vice President of Operations. From 1976 through 1989, Mr. Pennington held various positions with Foxmoor Stores, including Executive Vice President.

Matthew P. Dillon has served as President and Chief Merchandising Officer since December 2005. Mr. Dillon held the position of Executive Vice President and Chief Merchandising Officer upon joining the Company in May 2005. Prior to joining the company, Mr. Dillon served as Vice President and Director of Merchandising for Coldwater Creek from June 2001 to April 2005. Prior to joining Coldwater Creek he served for three years as Senior Vice President of Merchandising and Marketing for The Mark Group which operates the Mark, Fore and Strike catalog and retail stores. Before that, Mr. Dillon was Vice President of Northwest Passages by Harry and David, a division of the Bear Creek Corporation, and held senior merchandise management positions at Spiegel. Mr. Dillon began his retail career with Bullock’s in Los Angeles.

Ralph C. Neal served as Executive Vice President of Store Operations from March 1998 through April 30, 2006 when he retired as a full-time employee of the Company. Mr. Neal will continue to be a part-time employee of the Company in an advisory capacity through February 28, 2007.  Mr. Neal was Senior Vice President of Store Operations from July 1997 through February 1998.  From September 1996 through June 1997, Mr. Neal was Vice President of Store Operations.  From 1989 to 1996, Mr. Neal was Vice President of Store Operations for the id.  From 1986 to 1989, Mr. Neal was a Senior Vice President of Brooks Fashions.  From 1982 to 1986, Mr. Neal was Vice President of Operations for the id.  Prior to 1982, Mr. Neal served in various managerial capacities for other women’s apparel retailers.

Andrew K. Moller has served as Executive Vice President and Chief Financial Officer since December 2005. From March 1999 through December 2005 Mr. Moller served as Senior Vice President and Chief Financial Officer. From March 1998 through February 1999, Mr. Moller was Vice President Finance and Chief Financial Officer. Mr. Moller was Controller from January 1995 through February 1998. From September 1992 through December 1994, Mr. Moller was Assistant Controller. Prior to joining the Company, Mr. Moller held managerial accounting positions with Ladbroke Racing Canterbury, Inc., a subsidiary of Ladbroke Group, and with B Dalton Bookstores. Mr. Moller also has previous experience with Arthur Andersen LLP.

Monica L. Dahl has served as Executive Vice President and Chief Operating Officer since December 2005. Ms. Dahl served as Vice President of Business Development from November 2004 to December 2005. Upon joining the Company in May 2004, Ms. Dahl was Director of Business Development. From January 1993 to April 2004, Ms. Dahl held various positions with Wilson’s Leather including Director of Sourcing; Divisional Merchandise Manager Women’s Apparel; Director of Merchandise Planning; and several positions in the Finance department. Ms. Dahl was with Arthur Andersen LLP from December 1987 to December 1992.

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

Kim A. Decker has served as Senior Vice President, Store Operations since December 2005. From August 2002 to December 2005, Ms. Decker served as Vice President and Director of Stores, C.J. Banks Division. From March 1998 through July 2002, Ms. Decker was the Senior Regional Manager for Christopher & Banks. Ms. Decker held the position of Field Director of Store Operations with the Company from October 1996 until February 1998. From March 1993 to September 1996, Ms. Decker was a Regional Manager and from February 1987 to February 1993 Ms. Decker was a District Manager for the Company. From May 1980 to January 1987, Ms. Decker held various store level positions with the Company.

PART II
ITEM 5.

MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On July 17, 2002, the Company listed its common stock on the New York Stock Exchange and began trading under the symbol “CBK.”  From July 27, 2000 to July 16, 2002, the Company’s common stock traded on the Nasdaq Stock Market under the symbol “CHBS.”  The Company’s common stock traded on The Nasdaq Stock Market under the symbol “BFCI” from March 31, 1992 through July 26, 2000.

The quarterly high and low stock sales price information for the Company’s common stock for fiscal 2006 and 2005 are included in the table below.

	Market Price
Quarter Ended	High	Low
February 25, 2006	$21.02	$15.08
November 26, 2005	$16.70	$12.36
August 27, 2005	$19.98	$15.96
May 28, 2005	$19.30	$15.62
February 26, 2005	$21.11	$16.17
November 27, 2004	$21.06	$15.22
August 28, 2004	$19.20	$14.87
May 29, 2004	$22.60	$17.05

The number of holders of record of the Company’s common stock as of April 30, 2006 was 114. Based upon information received from the record holders, there are approximately 9,750 beneficial owners. The last reported sales price of the Company’s common stock on May 5, 2006 was $27.71.

In September 2003, the Company’s Board of Directors declared the Company’s first cash dividend. The declaration provides for an on-going cash dividend of $0.04 per share to be paid quarterly, subject to Board approval. Information regarding the Company’s payment of dividends for fiscal 2006 and 2005 is included in Note 11 to the Consolidated Financial Statements contained in this Form 10-K.

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

	Fiscal Year Ended
	(In thousands, except per share amounts and selected operating data)
	Feb. 25, 2006	Feb. 26, 2005	Feb. 28, 2004	Mar. 1, 2003	Mar. 2, 2002
Income Statement Data:
Net sales	$490,508	$438,862	$390,723	$338,756	$275,853
Merchandise, buying and occupancy costs, exclusive of depreciation and amortization	292,072	270,937	225,490	190,496	153,327
Selling, general and administrative expenses	131,955	108,856	89,316	76,673	61,330
Depreciation and amortization	18,847	16,157	13,633	10,876	8,168
Operating income	47,634	42,912	62,284	60,711	53,028
Interest income	2,094	1,041	875	903	828
Interest expense	2	2	2	8	491
Income before income taxes	49,726	43,951	63,157	61,606	53,365
Income tax provision	19,313	16,935	24,354	23,659	20,960
Net income	$30,413	$27,016	$38,803	$37,947	$32,405
Basic earnings per common share: (1)
Net income	$0.85	$0.74	$1.03	$0.99	$0.87
Basic shares outstanding	35,907	36,322	37,549	38,396	37,038
Diluted earnings per common share: (1)
Net income	$0.84	$0.73	$1.01	$0.95	$0.83
Diluted shares outstanding	36,220	36,825	38,403	39,737	39,221
Dividends per share	$0.16	$0.16	$0.08	$—	$—

(1)          All earnings per share amounts reported above reflect the effect of 3-for-2 stocks splits effective December 12, 2001 and August 27, 2003.

	Feb. 25, 2006	Feb. 26, 2005	Feb. 28, 2004	Mar. 1, 2003	Mar. 2, 2002

Balance Sheet Data (at end of each period in thousands):
Cash and short-term investments	$92,385	$60,812	$88,799	$64,092	$40,875
Merchandise inventory	37,871	40,525	31,300	24,134	18,999
Total assets	263,463	229,204	223,376	179,103	138,282
Long-term debt	—	—	—	—	—
Stockholders’ equity	192,793	163,209	175,666	141,701	110,905
Working capital	104,856	81,558	106,040	78,641	54,839

Selected Operating Data:
Same-store sales increase (decrease) (1)	1%	(2)%	(2)%	1%	6%
Stores at end of period	705	642	534	438	351
Net sales per gross square foot(2)	$216	$220	$238	$253	$256

(1)          Same-store sales data is calculated based on the change in net sales for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall. The Company typically does not expand or relocate stores within a mall. Stores where square footage has been changed by more than 25 percent are excluded from the same-store sales calculation. Stores closed during the year are included in the same-store sales calculation only for the full months of the year during which the stores were open.

(2)          The computation of net sales per gross square foot includes stores which were open for all 12 months of the fiscal year. Relocated and expanded stores, if any, are included in the calculation.

ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes of the Company included in Item 8 of this Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain “forward-looking statements” that involve risks and uncertainties. The Company’s actual results could materially differ from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Item 1A. of this Annual Report on Form 10-K.

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

Operating income

The Company’s management views operating income as a key indicator of the Company’s success. The key drivers of operating income are same-store sales, merchandise, buying and occupancy costs and the Company’s ability to control operating costs.

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

Cash flow and liquidity

Management evaluates cash flow from operations, investing activities and financing activities in determining the sufficiency of the Company’s cash position. Cash flow from operations has historically been sufficient to cover the Company’s uses of cash. Management believes that cash flow from operations will be sufficient to fund anticipated capital expenditures and working capital requirements for the foreseeable future.

Executive Overview

Christopher & Banks Corporation is a Minneapolis-based retailer of women’s specialty apparel, which operates retail stores through its wholly-owned subsidiaries; Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company. The Company was incorporated in 1986 to acquire Braun’s Fashions, Inc., which had operated as a family-owned business since 1956. In fiscal 2001, the Company’s shareholders approved a change in the Company’s name from Braun’s Fashions Corporation to Christopher & Banks Corporation.

The Company’s fiscal year ends on the Saturday nearest February 28. The fiscal years ended February 25, 2006, February 26, 2005 and February 28, 2004 each consisted of 52 weeks.

During the fiscal year ended February 25, 2006 (“fiscal 2006”), the Company opened 40 new Christopher & Banks stores, 25 new C.J. Banks stores and four new Acorn stores. The Company closed six stores during fiscal 2006. The Company plans to grow its store base by 12% to 15%, or 85 to 100 stores, in fiscal 2007, including opening approximately 35 to 40 new Christopher & Banks locations, 40 to 45 C.J. Banks stores and 10 to 15 new Acorn stores.

Matthew Dillon, who joined the Company in May 2005 as Executive Vice President and Chief Merchandising Officer, was promoted to President and Chief Merchandising Officer in December 2005. In addition to his responsibilities as President, Mr. Dillon is responsible for product development, sourcing, merchandise selection and enhancing the acceptance and awareness of the Company’s Christopher & Banks, C.J. Banks and Acorn brands. Mr. Dillon was most recently Vice President and Director of Merchandising for Coldwater Creek and has 25 years of retail industry experience.

On December 12, 2005, the Company announced the resignation of William J. Prange as its Chairman and Chief Executive Officer. Mr. Prange also resigned from the Company’s Board of Directors. Larry C. Barenbaum, a director of the Company since 1992, was elected to the position of Chairman of the Board. In addition, the Company’s Board of Directors named Joseph E. Pennington as Chief Executive Officer. Mr. Pennington had been President of the Company since 1999 and will continue to serve as the Company’s Chief Executive Officer through February 28, 2007. Thereafter, Mr. Pennington will remain with the Company in an advisory capacity on a part-time basis through August 31, 2008.

In the fourth quarter of fiscal 2006, the Company incurred a pre-tax charge of approximately $1.2 million related to remaining contractual obligations to Mr. Prange. In addition, modifications to accelerate the vesting and extend the exercise period of certain out of the money stock options resulted in additional fourth quarter pro forma after-tax stock-based compensation expense of approximately $1.4 million, which is reflected in the notes to the Company’s consolidated financial statements.

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

Revenue recognition

Sales are recognized by the Company at the point of purchase when the customer takes possession of the merchandise and pays for the purchase, typically with cash or credit card. Sales from purchases made with gift certificates or gift cards are also recorded when the customer takes possession of the merchandise. Gift certificates and gift cards issued by the Company are recorded as a liability until they are redeemed. The Company has established an allowance for sales returns by customers. This allowance has been calculated using estimates based on historical experience.

Inventory valuation

Merchandise inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out retail inventory method. Permanent markdowns of inventory are recorded monthly based on an evaluation by merchandising management, which includes analyzing inventory levels and aging, as well as rate of sale. The Company further reduces the value of inventory by recording an allowance for permanent markdowns based on inventory levels from the season which immediately precedes the current season as of the reporting date. Permanent markdowns on this merchandise take into account the future anticipated selling price of the inventory. To the extent that management’s estimates differ from actual results, additional markdowns may have to be recorded, which could reduce the Company’s operating income and adversely affect its financial position and results of operations. For the fiscal years ended February 25, 2006, February 26, 2005 and February 28, 2004, permanent inventory markdowns totaled $3,049,057, $2,702,444 and $1,555,865, respectively.

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

Rent expense, deferred rent obligations and deferred lease incentives

The Company leases all of its store locations under operating leases. Most of these lease agreements contain tenant improvement allowances funded by landlord incentives, rent holidays, rent escalation clauses and/or contingent rent provisions. Accounting principles generally accepted in the United States of America require rent expense to be recognized on a straight-line basis over the lease term. The difference between the rent due under the stated periods of the lease compared to that of the straight-line basis is recorded as a deferred rent obligation within other noncurrent liabilities in the Consolidated Balance Sheet.

For purposes of recognizing landlord incentives and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date that it obtains the legal right to use and control the leased space to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of opening the new store location.

For tenant improvement allowances funded by landlord incentives and rent holidays, the Company records a deferred lease incentive liability in other noncurrent liabilities on the Consolidated Balance Sheet and amortizes the deferred liability as a reduction of rent expense on the Consolidated Statement of Income over the term of the lease, not including any renewal option periods.

Certain lease agreements contain rent escalation clauses which provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy. Such “stepped” rent expense is recorded in the Consolidated Statement of Income on a straight-line basis over the lease term, not including any renewal option periods.

The Company’s leases may also provide for contingent rents, which are determined as a percentage of revenues in excess of specified levels. The Company records a contingent rent liability in other accrued liabilities within current liabilities on the Consolidated Balance Sheet, along with the corresponding rent expense in the Consolidated Statement of Income, when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

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

Long-Lived Assets

The Company reviews long-lived assets with definite lives at least annually or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. This review includes the evaluation of individual under-performing stores and assessing the recoverability of the carrying value of the improvements and equipment related to the store. Future cash flows are projected for the remaining lease life considering such factors as future sales levels, operating income, changes in rent and other expenses, as well as the overall operating environment specific to that store. If the estimated undiscounted future cash flows are less than the carrying value of the assets, the Company records an impairment charge equal to the difference between the assets’ fair value and carrying value. As the projection of future cash flows involves judgment and estimates, differences in circumstances or estimates could produce different results.

Goodwill

The Company recognizes the excess cost of an acquired entity over the net amount assigned to assets acquired, including intangible assets, and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis during the fourth quarter, and between annual tests whenever there is an impairment indicated. Fair values are estimated based on future discounted cash flows and are compared with the corresponding carrying value of the related assets. Impairment losses will be recognized if the fair value of a reporting unit were less than the reporting unit’s carrying value.

Results of Operations

The following table sets forth operating statement data expressed as a percentage of net sales for the last three fiscal years and should be read in conjunction with “Selected Consolidated Financial Data.”

	Fiscal Year Ended
	February 25, 2006	February 26, 2005	February 28, 2004

Net sales	100.0%	100.0%	100.0%
Merchandise, buying and occupancy costs, exclusive of depreciation and amortization	59.5	61.7	57.7
Selling, general and administrative expenses	26.9	24.8	22.9
Depreciation and amortization	3.9	3.7	3.5
Operating income	9.7	9.8	15.9
Interest income	0.4	0.2	0.2
Income before income taxes	10.1	10.0	16.1
Income tax provision	3.9	3.8	6.2
Net income	6.2%	6.2%	9.9%

Fiscal 2006 Compared to Fiscal 2005

Net Sales. Net sales for the year ended February 25, 2006 were $490.5 million, an increase of $51.6 million or 12%, from net sales of $438.9 million for the year ended February 26, 2005. The increase in net sales was attributable to an increase in the number of stores operated by the Company during the year, as well as a 1% increase in same-store sales. The Company operated 705 stores at February 25, 2006, compared to 642 stores at February 26, 2005.

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

Sales from the Acorn stores acquired by the Company in fiscal 2005 were included in the calculation of same-store sales beginning in December 2005 after the Company had operated the stores for 13 full months.

Merchandise, Buying and Occupancy Costs, exclusive of depreciation and amortization. Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $292.1 million, or 59.5% of net sales, during the fiscal year ended February 25, 2006, compared to $270.9 million, or 61.7% of net sales, during the fiscal year ended February 26, 2005. The decline in merchandising, buying and occupancy costs as a percent of net sales was mainly attributable to reduced markdowns resulting from improved inventory control and stronger acceptance of the Company’s merchandise assortment and, to a lesser extent, improved initial markups.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $132.0 million, or 26.9% of net sales, in fiscal 2006, compared to $108.9 million, or 24.8% of net sales, in fiscal 2005. The approximate 210 basis point increase in selling, general and administrative expenses as a percent of net sales was primarily the result of the inclusion of Acorn-related expenses for the entire year, increased self-insured medical and workers’ compensation claims, contractual obligations of $1.2 million due to William Prange, the Company’s former Chief Executive Officer, and store salaries and other administrative costs which could not be leveraged with a 1% increase in same-store sales.

Depreciation and Amortization. Depreciation and amortization was $18.8 million, or 3.9% of net sales, in fiscal 2006 compared to $16.2 million, or 3.7% of net sales, in fiscal 2005. The increase in depreciation and amortization expense was a result of capital expenditures made during the past year. The Company opened 69 new stores and remodeled 12 existing stores during the year ended February 25, 2006.

Operating Income. As a result of the foregoing factors, operating income for the year ended February 25, 2006 was $47.6 million, or 9.7% of net sales, compared to operating income of $42.9 million, or 9.8% of net sales, for the year ended February 26, 2005.

Interest Income. For the year ended February 25, 2006, net interest income increased to $2.1 million from $1.0 million for the year ended February 26, 2005. The increase resulted from higher interest rates on short-term investments combined with a larger average balance of cash equivalents and short-term investments in fiscal 2006 compared to fiscal 2005.

Income Taxes. Income tax expense was $19.3 million, with an effective tax rate of approximately 38.8%, in fiscal 2006, compared to $16.9 million, with an effective tax rate of approximately 38.5%, in fiscal 2005. The increase in effective tax rate was due to an increase in state income taxes resulting from the estimated mix of apportionment of the Company’s income among the 45 states in which it operates.

Net Income. As a result of the foregoing factors, net income for the year ended February 25, 2006 was $30.4 million, or 6.2% of net sales and $0.84 per diluted share, compared to net income of $27.0 million, or 6.2% of net sales and $0.73 per diluted share for the year ended February 26, 2005.

Fiscal 2005 Compared to Fiscal 2004

Net Sales. Net sales for the year ended February 26, 2005 were $438.9 million, an increase of $48.2 million, or 12.3%, from net sales of $390.7 million for the year ended February 28, 2004. The increase in net sales was attributable to an increase in the number of stores operated by the Company during the year, partially offset by a 2% decline in same-store sales. The Company operated 642 stores at February 26, 2005, compared to 534 stores at February 28, 2004. Management believes the 2% decline in same-store sales was attributable to a softer than expected customer response to the Company’s merchandise assortment, continued economic weakness affecting the spending patterns of the moderate income consumer and a very competitive apparel retail environment.

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

Merchandise, Buying and Occupancy Costs, exclusive of depreciation and amortization. Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $270.9 million, or 61.7% of net sales, in fiscal 2005, compared to $225.5 million, or 57.7% of net sales, during fiscal 2004. The increase in merchandising, buying and occupancy costs as a percent of net sales was mainly attributable to lower merchandise margins, primarily due to higher markdowns, as well as approximately 100 basis points of negative leverage of store rent expense. The negative leverage of store rent expense resulted from a 2% decline in same-store sales combined with operating more stores in fiscal 2005 which were still in the buildup phase of their sales curve.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $108.9 million, or 24.8% of net sales, in fiscal 2005, compared to $89.3 million, or 22.9% of net sales, in fiscal 2004. The approximate 200 basis point increase in selling, general and administrative expenses as a percent of net sales was primarily the result of increased store salaries expense, self-insured medical costs, asset impairment charges and other administrative costs that could not be leveraged with a 2% decline in same-store sales, partially offset by a decrease in store supplies expense.

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

Liquidity and Capital Resources

The Company’s principal on-going cash requirements are to finance the construction of new stores and the remodeling of certain existing stores, to purchase merchandise inventory and to fund other working capital requirements. Merchandise purchases vary on a seasonal basis, peaking in the fall. As a result, the Company’s cash requirements historically reach their peak in October or November. Conversely, cash balances peak in January after the holiday season is completed.

Net cash provided by operating activities totaled $60.9 million in fiscal 2006, up from $49.7 million in fiscal 2005 due primarily to increases in net income and accrued liabilities and a decrease in merchandise inventory. Net cash used in investing activities included $26.6 million of capital expenditures, partially offset by approximately $16.7 million of net redemptions of short-term investments. The Company opened 69 new stores and completed 12 store remodels during the year ended February 25, 2006.

Net cash of $2.7 million was used by the Company for financing activities in fiscal 2006. The Company declared and paid four quarterly cash dividends in fiscal 2006 which together totaled approximately $5.7 million. The Company received approximately $3.0 million of cash in fiscal 2006 as certain of the Company’s officers, directors and key employees exercised stock options.

The Company plans to fund approximately $30 million of capital expenditures in fiscal 2007 to open approximately 35 to 40 new Christopher & Banks stores, 40 to 45 new C.J. Banks stores and 10 to 15 new Acorn stores, to complete approximately 12 store remodels and to make various capital improvements at its headquarters and distribution center facility. The Company expects its cash, cash equivalents and short-term investments, combined with cash flows from operations, to be sufficient to meet its capital expenditure, working capital and other requirements for liquidity during fiscal 2007.

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

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s base rate, 7.5% as of February 25, 2006, plus 0.25%. Interest is payable monthly in arrears. The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement. Facility fees totaled $5,201 in fiscal 2006. The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights. The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during fiscal 2006 or fiscal 2005. Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise. The borrowing base at February 25, 2006 was $32.4 million. As of February 25, 2006, the Company had outstanding letters of credit in the amount of $23.1 million. Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $9.3 million at February 25, 2006.

The Wells Fargo Revolver contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial ratios. As of February 25, 2006, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at February 25, 2006:

		Contractual obligations due in
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years

Long-term debt	$—	$—	$—	$—	$—

Capital lease obligations	—	—	—	—	—

Operating leases	379,884,898	51,060,529	101,074,337	94,998,660	132,751,372

Purchase obligations	23,062,261	23,062,261	—	—	—

Other liabilities	—	—	—	—	—

Total	$402,947,159	$74,122,790	$101,074,337	$94,998,660	$132,751,372

The Company’s contractual obligations include operating leases for each of its retail store locations and vehicles and purchase obligations consisting of $23.1 million of open purchase orders for goods currently in production with foreign suppliers. These open purchase orders are secured by letters of credit for which the Company is contingently liable. As of February 25, 2006, the Company had no other contractual obligations relating to short or long-term debt, capital leases or non-cancelable purchase obligations. In addition, the Company had no contractual obligations relating to the other liabilities recorded in the Company’s balance sheet under accounting principles generally accepted in the United States of America. As of February 25, 2006, the Company’s other liabilities consisted of deferred rent, deferred lease incentives, deferred revenue and deferred income taxes.

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

Merchandise Sourcing

The Company directly imported approximately 90% of its total merchandise purchases in fiscal 2006. This reliance on sourcing from foreign countries may cause the Company to be exposed to certain risks. Import restrictions, including tariffs and quotas, and changes in such restrictions, could affect the import of apparel and might result in increased costs, delays in merchandise receipts or reduced supplies of apparel available to the Company and could possibly have an adverse effect on the Company’s business, financial condition and/or results of operations. The Company’s merchandise flow could also be adversely affected by political or financial instability in any of the countries where its merchandise is manufactured or by changes in the United States’ governmental policies toward such foreign countries. In addition, merchandise receipts could be delayed due to interruptions in air, ocean and ground shipments.

Substantially all of the Company’s directly imported merchandise is manufactured in Southeast Asia. The majority of these goods are produced in China, Hong Kong, Indonesia and Singapore. The Company is not currently importing merchandise produced in the Middle East.

The Company has no stores located in Louisiana or Mississippi, one store located in northern Alabama and one store located in southeast Texas. Accordingly, the direct impact of hurricanes Katrina and Rita have had an immaterial effect on the Company’s financial position and results of operations in fiscal 2006.

Direct imports accounted for approximately 90% of the Company’s total merchandise purchases in fiscal 2006. During fiscal 2006, the Company purchased approximately 96% of its merchandise from 150 vendors and the Company’s ten largest vendors provided approximately 64% of the Company’s purchases. In addition, purchases from the Company’s largest overseas supplier accounted for approximately 31% of total purchases, compared to 36% in fiscal 2005. In fiscal 2007, management plans to continue to make changes to its merchandise assortment and further diversify its vendor base. Although the Company believes that its relationship with its largest vendor is good, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company. If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it will be able to shift production to other suppliers so as to continue to secure the required volume of product. Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on the Company’s financial position and results of operations. The Company intends to directly import approximately 90% of its purchases again in fiscal 2007.

Quota Restrictions

On December 31, 2004, quota restrictions expired on the importing of apparel to the United States from foreign countries which are members of the World Trade Organization. The effect this quota expiration will have on global sourcing patterns is uncertain, but is likely to cause further retail price deflation. Management believes it can adjust to potential shifts in the availability of apparel following the expiration of these quotas. However, the Company’s sourcing operations may be adversely effected by trade limits or political and financial instability resulting in the disruption of trade from exporting countries.

Quarterly Results and Seasonality

The Company’s sales reflect seasonal variation as sales in the third and fourth quarters, which include the fall and holiday seasons, generally have been higher than sales in the first and second quarters. Sales and operating income generated during the fall and holiday seasons have a significant impact on the Company’s annual results of operations. Quarterly results may fluctuate significantly depending on a number of factors including timing of new store openings, adverse weather conditions, shifts in the timing of certain holidays and customer response to the Company’s seasonal merchandise mix.

Inflation

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during fiscal 2006, 2005 and 2004.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”  The original effective date for adoption of SFAS No. 123R for the Company was August 28, 2005. However, in April 2005 the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amends the effective date for SFAS No. 123R. The SEC now allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005.

The Company adopted SFAS No. 123R effective for its 2007 fiscal year, which commenced on February 26, 2006, using the modified-prospective method in which compensation cost is recognized for all share-based payments granted after February 25, 2006 and all share-based payments granted on or prior to February 25, 2006 that remain unvested as of such date.

The impact of SFAS No. 123R on the Company’s consolidated statements of income in fiscal 2007 and beyond will depend upon various factors, including the amount of awards granted and the fair value of those awards at the time of grant. The Company currently anticipates that the estimated impact of adopting SFAS No. 123R for fiscal 2007 will result in pre-tax stock-based compensation expense of approximately $4 million, or approximately $0.07 per diluted share on an after-tax basis. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather then as an operating cash flow as had previously been required under the applicable literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend upon, among other things, when employees exercise stock.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 effective for its 2007 fiscal year, which commenced on February 26, 2006. The adoption of SFAS No. 154 had no impact on the Company’s financial position or results of operations.

In June 2005, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material effect on the Company’s consolidated financial position and results of operations.

In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period.”  FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP 13-1 applies to reporting periods beginning after December 15, 2005. Retrospective application is permitted but not required. The adoption of FSP 13-1 had no impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”), which eliminates the exemption from applying Statement 133 to interests in securitized financial assets and allows election of a fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is expected to have no impact on the Company’s financial condition, results of operations or cash flows.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140” (“SFAS No. 156), which requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. The Statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization method or fair value method for subsequent measurement of each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 is expected to have no impact on the Company’s financial condition, results of operations or cash flows.

ITEM 7A.
QUANTITATIVE AND QUALITATIVE
DISCLOSURE ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates. The Company’s results of operations could be negatively impacted by decreases in interest rates on its short-term investments.

The Company is potentially exposed to market risk from changes in interest rates relating to its Revolving Credit and Security Agreement with Wells Fargo Bank. Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s fluctuating base rate, 7.5% as of February 25, 2006, plus 0.25%. However, the Company had no revolving credit loan borrowings under the Wells Fargo Revolver during fiscal 2006 or fiscal 2005 and, given its existing liquidity position, does not expect to utilize the Wells Fargo Revolver in the future except for its continuing use of the import letter of credit facility.

The Company enters into certain purchase obligations outside the United States, which are denominated settled in U.S. dollars. Therefore, the Company has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that its foreign currency exchange risk is immaterial.

The Company does not have any derivative financial instruments and does not hold any derivative financial instruments for trading purposes.

ITEM 8.
CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Christopher & Banks Corporation:

We have completed integrated audits of Christopher & Banks Corporation’s February 25, 2006 and February 26, 2005 consolidated financial statements and of its internal control over financial reporting as of February 25, 2006, and an audit of its February 28, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Christopher & Banks Corporation and its subsidiaries at February 25, 2006 and February 26, 2005, and the results of their operations and their cash flows for each of the three years in the period ended February 25, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of February 25, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 25, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

May 11, 2006

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED BALANCE SHEET

	February 25, 2006	February 26, 2005
ASSETS
Current assets:
Cash and cash equivalents	$62,384,999	$14,063,378
Short-term investments	30,000,000	46,748,329
Accounts receivable	4,753,303	3,744,488
Merchandise inventory, net	37,871,375	40,525,008
Prepaid expenses	3,062,821	3,852,207
Income taxes receivable	—	1,527,451
Current deferred tax asset	2,567,888	2,152,577
Total current assets	140,640,386	112,613,438

Property, equipment and improvements, net	118,341,542	112,058,758

Other assets:
Goodwill	3,587,052	3,587,052
Intangible assets	684,445	793,611
Other	209,869	150,843
Total other assets	4,481,366	4,531,506

Total assets	$263,463,294	$229,203,702

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,853,345	$12,323,298
Accrued salaries, wages and related expenses	5,449,508	4,606,596
Other accrued liabilities	20,480,816	14,125,942
Total current liabilities	35,783,669	31,055,836

Other liabilities:
Deferred lease incentives	21,802,869	20,648,042
Deferred rent obligations	9,609,999	8,171,674
Deferred tax liability	3,473,858	6,013,034
Deferred revenue	—	106,250
Total other liabilities	34,886,726	34,939,000

Commitments	—	—

Stockholders’ equity:
Preferred stock – $0.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock – $0.01 par value, 74,000,000 shares authorized, 43,006,151 and 42,503,590 shares issued and 36,221,415 and 35,718,854 shares outstanding in fiscal 2006 and fiscal 2005, respectively	430,062	425,047
Additional paid-in capital	65,940,956	61,035,745
Retained earnings	186,997,975	162,324,168
Common stock held in treasury, 6,784,736 shares at cost in fiscal 2006 and fiscal 2005	(60,576,094)	(60,576,094)
Total stockholders’ equity	192,792,899	163,208,866

Total liabilities and stockholders’ equity	$263,463,294	$229,203,702

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED STATEMENT OF INCOME

	Fiscal Year Ended
	February 25, 2006	February 26, 2005	February 28, 2004

Net sales	$490,508,054	$438,861,687	$390,723,269
Costs and expenses:
Merchandise, buying and occupancy, exclusive of depreciation and amortization	292,071,779	270,937,110	225,490,184
Selling, general and administrative	131,954,889	108,855,887	89,315,679
Depreciation and amortization	18,847,615	16,156,502	13,633,985

Total costs and expenses	442,874,283	395,949,499	328,439,848

Operating income	47,633,771	42,912,188	62,283,421

Interest income	2,092,411	1,038,408	873,574

Income before income taxes	49,726,182	43,950,596	63,156,995

Income tax provision	19,313,648	16,935,263	24,353,953

Net income	$30,412,534	$27,015,333	$38,803,042

Basic earnings per common share:

Net income	$0.85	$0.74	$1.03

Basic shares outstanding	35,907,028	36,322,264	37,549,444

Diluted earnings per common share:

Net income	$0.84	$0.73	$1.01

Diluted shares outstanding	36,220,153	36,825,090	38,402,797

Dividends per share	$0.16	$0.16	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock					Additional
	Shares Issued	Shares Held in Treasury	Shares Outstanding	Amount Outstanding	Amount Held in Treasury	Paid-in Capital	Retained Earnings	Total

March 1, 2003	41,518,311	3,994,500	37,523,811	$415,195	$(16,293,811)	$52,233,637	$105,345,955	$141,700,976

Stock issued on exercise of options	699,632	—	699,632	6,996	—	3,745,344	—	3,752,340
Tax benefit on exercise of stock options	—	—	—	—	—	3,328,342	—	3,328,342
Acquistion of common stock held in treasury, at cost	—	702,000	(702,000)	—	(8,899,127)	—	—	(8,899,127)
Dividends paid ($0.08 per share)	—	—	—	—	—	—	(3,019,691)	(3,019,691)
Net income	—	—	—	—	—	—	38,803,042	38,803,042

February 28, 2004	42,217,943	4,696,500	37,521,443	422,191	(25,192,938)	59,307,323	141,129,306	175,665,882

Stock issued on exercise of options	285,647	—	285,647	2,856	—	1,353,483	—	1,356,339
Tax benefit on exercise of stock options	—	—	—	—	—	374,939	—	374,939
Acquistion of common stock held in treasury, at cost	—	2,088,236	(2,088,236)	—	(35,383,156)	—	—	(35,383,156)
Dividends paid ($0.16 per share)	—	—	—	—	—	—	(5,820,471)	(5,820,471)
Net income	—	—	—	—	—	—	27,015,333	27,015,333

February 26, 2005	42,503,590	6,784,736	35,718,854	425,047	(60,576,094)	61,035,745	162,324,168	163,208,866

Stock issued on exercise of options	502,561	—	502,561	5,015	—	3,003,396	—	3,008,411
Tax benefit on exercise of stock options	—	—	—	—	—	1,641,463	—	1,641,463
Stock-based compensation expense	—	—	—	—	—	260,352	—	260,352
Dividends paid ($0.16 per share)	—	—	—	—	—	—	(5,738,727)	(5,738,727)
Net income	—	—	—	—	—	—	30,412,534	30,412,534

February 25, 2006	43,006,151	6,784,736	36,221,415	$430,062	$(60,576,094)	$65,940,956	$186,997,975	$192,792,899

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
	February 25, 2006	February 26, 2005	February 28, 2004
Cash flows from operating activities:
Net income	$30,412,534	$27,015,333	$38,803,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,847,615	16,156,502	13,633,985
Income tax benefit on exercise of stock options	1,641,463	374,939	3,328,342
Stock-based compensation expense	260,352	—	—
Deferred income taxes	(2,954,487)	1,551,349	1,830,356
Loss on disposal of furniture, fixtures and equipment	647,022	283,111	213,729
Impairment of fixed assets	237,764	837,768	—
Amortization of deferred revenue from lease termination	(106,250)	(318,750)	(318,750)
Increase (decrease) in allowance for markdowns	(441,501)	202,607	583,662
Changes in operating assets and liabilities, net of effects of acquisition:
Increase in accounts receivable	(1,008,815)	(408,124)	(588,982)
(Increase) decrease in merchandise inventory	3,095,134	(7,838,466)	(7,749,963)
(Increase) decrease in prepaid expenses	789,386	(2,009,631)	2,304,008
(Increase) decrease in income taxes receivable	1,527,451	(1,599,009)	1,796,629
Increase in other assets	(59,026)	(68,568)	(16,407)
Increase (decrease) in accounts payable	(1,757,817)	4,921,280	1,640,934
Increase (decrease) in accrued salaries, wages and related expenses	842,912	1,001,860	(2,413,684)
Increase in other accrued liabilities	6,354,874	4,160,019	2,360,492
Increase in deferred rent obligations	1,438,325	1,667,691	1,807,094
Increase in deferred lease incentives	1,154,827	3,818,998	4,083,281
Net cash provided by operating activities	60,921,763	49,748,909	61,297,768

Cash flows from investing activities:
Purchase of property, equipment and improvements	(26,624,307)	(30,464,398)	(28,425,530)
Proceeds from sale of furniture, fixtures and equipment	6,152	1,300	1,551
Acquisition, net of cash acquired	—	(7,425,856)	—
Purchases of short-term investments	(44,842,729)	(84,547,933)	(169,576,982)
Redemptions of short-term investments	61,591,058	110,643,629	152,545,450
Net cash used in investing activities	(9,869,826)	(11,793,258)	(45,455,511)

Cash flows from financing activities:
Exercise of stock options	3,008,411	1,356,339	3,752,340
Dividends paid	(5,738,727)	(5,820,471)	(3,019,691)
Acquisition of common stock held in treasury	—	(35,383,156)	(8,899,127)
Net cash used in financing activities	(2,730,316)	(39,847,288)	(8,166,478)

Net increase (decrease) in cash and cash equivalents	48,321,621	(1,891,637)	7,675,779
Cash and cash equivalents at beginning of year	14,063,378	15,955,015	8,279,236

Cash and cash equivalents at end of year	$62,384,999	$14,063,378	$15,955,015

Supplemental cash flow information:
Interest paid	$1,458	$2,126	$1,581
Income taxes paid	$18,101,388	$16,528,694	$17,398,627
Purchases of equipment and improvements, accrued not paid	$712,136	$578,731	$465,622

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Christopher & Banks Corporation, through its wholly-owned subsidiaries Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company (collectively referred to as “Christopher & Banks” or the “Company”) operates retail specialty stores selling women’s apparel in the United States. The Company operated 705, 642 and 534 stores at the end of fiscal 2006, 2005 and 2004, respectively.

Fiscal year and basis of presentation

The Company’s fiscal year ends on the Saturday nearest February 28. The fiscal years ended February 25, 2006, February 26, 2005 and February 28, 2004 each consisted of 52 weeks. The Consolidated Financial Statements include the accounts of Christopher & Banks Corporation and its wholly-owned subsidiaries, Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company. All intercompany accounts and transactions have been eliminated in consolidation.

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

Short-term investments

In accordance with the Company’s investment policy, short-term investments consist of U.S. Government, corporate and asset-backed debt securities. Tax advantage auction rate debt securities, classified as available for sale, have long-term stated contractual maturities, but have variable interest rates that reset at each auction period, typically 28 or 35 days. These securities trade in a broad, highly liquid market and the Company has never had difficulty liquidating any such investment at the end of a given auction period. The Company typically reinvests these securities multiple times during the year at each new auction period.

The Company has the positive intent and ability to hold its short-term investments, other than tax advantage auction rate debt securities, to maturity. All of the Company’s short-term investments are recorded at amortized cost, which management believes approximates fair value, and the related amortization of premiums and discounts arising at acquisition are reported in earnings each period as a component of interest income.

Inventory valuation

Merchandise inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out retail inventory method. Permanent markdowns of inventory are recorded monthly based on an evaluation by merchandising management, which includes analyzing inventory levels and aging, as well as rate of sale. The Company further reduces the value of inventory by recording an allowance for permanent markdowns based on inventory levels from the season which immediately precedes the current season as of the reporting date. Permanent markdowns on this merchandise take into account the future anticipated selling price of the inventory. To the extent that management’s estimates differ from actual results, additional markdowns may have to be recorded, which could reduce the Company’s gross margins and adversely affect its financial position and results of operations. For the fiscal years ended February 25, 2006, February 26, 2005 and February 28, 2004, permanent inventory markdowns totaled $3,049,057, $2,702,444 and $1,555,865, respectively.

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

Long-Lived Assets

The Company reviews long-lived assets with definite lives at least annually or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. This review includes the evaluation of individual under-performing stores and assessing the recoverability of the carrying value of the improvements and equipment related to the store. Future cash flows are projected for the remaining lease life considering such factors as future sales levels, gross margins, changes in rent and other expenses, as well as the overall operating environment specific to that store. If the estimated undiscounted future cash flows are less than the carrying value of the assets, the Company records an impairment charge equal to the difference between the assets’ fair value and carrying value. As the projection of future cash flows involves judgment and estimates, differences in circumstances or estimates could produce different results.

Goodwill

The Company recognizes the excess cost of an acquired entity over the net amount assigned to assets acquired, including intangible assets, and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis during the fourth quarter, and between annual tests whenever there is an impairment indicated. Fair values are estimated based on future discounted cash flows and are compared with the corresponding carrying value of the related assets. Impairment losses will be recognized if the fair value of a reporting unit were less than the reporting unit’s carrying value.

Intangible Assets

Intangible assets comprised of customer lists and customer related information acquired through acquisition are recorded at cost net of accumulated amortization. Amortization is computed on a straight-line basis which reflects the economic benefits of these assets based on useful lives ranging from three to nine years.

Common stock held in treasury

The Company accounts for its treasury stock under the cost method, whereby stockholders’ equity is reduced for the total cost of the shares repurchased. In the past, the Company has engaged in treasury stock repurchases as a means to reduce the number of shares of the Company’s common stock outstanding, which in turn increases earnings per share.

Revenue recognition

Sales are recognized by the Company at the point of purchase when the customer takes possession of the merchandise and pays for the purchase. Sales from purchases made with gift certificates and gift cards are also recorded when the customer takes possession of the merchandise. Gift certificates and gift cards issued by the Company are recorded as a liability until they are redeemed. The Company has established an allowance for sales returns by customers. This allowance has been calculated using estimates based on historical customer return data.

Vendor allowances

From time to time, the Company receives certain allowances or credits from its vendors primarily related to defective merchandise or markdown allowances. These allowances or credits are reflected as a reduction of merchandise inventory in the period they are received. The aggregate amount of such allowances and credits totaled $164,114, $222,734 and $113,136 in fiscal 2006, 2005 and 2004, respectively.

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

Merchandise, buying and occupancy costs, exclusive of depreciation and amortization

Merchandise, buying and occupancy costs include the cost of merchandise, markdowns, shrink, freight into and out from the Company’s distribution center, buyer and distribution center salaries, buyer travel, rent and other occupancy related costs, miscellaneous merchandise expenses and other costs related to the Company’s distribution network and exclude depreciation and amortization.

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

Rent expense, deferred rent obligations and deferred lease incentives

The Company leases all of its store locations under operating leases. Most of these lease agreements contain tenant improvement allowances funded by landlord incentives, rent holidays, rent escalation clauses and/or contingent rent provisions. Accounting principles generally accepted in the United States of America require rent expense to be recognized on a straight-line basis over the tease term. The difference between the rent due under the stated periods of the lease compared to that of the straight-line basis is recorded as a deferred rent obligation within other noncurrent liabilities in the Consolidated Balance Sheet.

For purposes of recognizing landlord incentives and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date that it obtains the legal right to use and control the leased space to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of opening the new store location.

For tenant improvement allowances funded by landlord incentives and rent holidays, the Company records a deferred lease incentive liability in other noncurrent liabilities on the Consolidated Balance Sheet and amortizes the deferred liability as a reduction to rent expense on the Consolidated Statement of Income over the term of the lease, not including any renewal option periods.

Certain lease agreements contain rent escalation clauses which provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy. Such “stepped” rent expense is recorded in the Consolidated Statement of Income on a straight-line basis over the lease term, not including any renewal option periods.

The Company’s leases may also provide for contingent rents, which are determined as a percentage of revenues in excess of specified levels. The Company records a contingent rent liability in other accrued liabilities within current liabilities on the Consolidated Balance Sheet, along with the corresponding rent expense in the Consolidated Statement of Income, when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

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

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the fiscal years ended February 25, 2006, February 26, 2005 and February 28, 2004 were $1,640,125, $920,398 and $841,186, respectively. The Company includes advertising expense in selling, general and administrative expenses in the Consolidated Statement of Income.

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

The Company adopted SFAS No. 123R effective for its 2007 fiscal year, which commenced on February 26, 2006, using the modified-prospective method in which compensation cost is recognized for all share-based payments granted after February 25, 2006 and all share-based payments granted on or prior to February 25, 2006 that remain unvested as of such date.

The impact of SFAS No. 123R on the Company’s consolidated statements of income in fiscal 2007 and beyond will depend upon various factors, including the amount of awards granted and the fair value of those awards at the time of grant. The Company currently anticipates that the estimated impact of adopting SFAS No. 123R for fiscal 2007 will be approximately $4 million, or approximately $0.07 per diluted share on an after-tax basis. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather then as an operating cash flow as had previously been required under the applicable literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend upon, among other things, when employees exercise stock.

 If stock-based employee compensation cost had been determined based on the fair value methodology prescribed by SFAS No. 123 and SFAS No. 148, the Company’s net earnings and earnings per share in fiscal 2006, 2005 and 2004 would have been reduced to the pro forma amounts indicated in the following table.

	2006	2005	2004

Net income—as reported	$30,412,534	$27,015,333	$38,803,042
Add stock-based compensation expense included in net income, net of related tax effects	158,815	—	—
Less total stock-based compensation expense determined under fair value method, net of related tax effects	(4,688,553)	(3,536,593)	(3,382,404)
Net income—pro forma	$25,882,796	$23,478,740	$35,420,638

Basic earnings per common share:
As reported	$0.85	$0.74	$1.03
Pro forma	$0.72	$0.65	$0.94

Diluted earnings per common share:
As reported	$0.84	$0.73	$1.01
Pro forma	$0.71	$0.64	$0.92

In the fourth quarter of fiscal 2006, the Company accelerated the vesting and extended the exercise period of certain out of the money stock options for William Prange, its former Chief Executive Officer, in conjunction with his resignation. This resulted in additional fourth quarter pro forma after-tax stock-based compensation expense of approximately $1.4 million, or $0.04 per basic and diluted share.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and amortized over the vesting period on a straight-line basis. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The estimated weighted-average fair value of options granted during fiscal 2006, 2005 and 2004 were $6.00, $5.54 and $8.24, respectively. The following assumptions were used to apply the Black-Scholes pricing model for grants in fiscal 2006, 2005 and 2004.

	2006	2005	2004
Divdend yield	0.80%	0.80%	0.74%
Expected volatility	48.24%	53.15%	53.65%
Risk-free interest rate	3.80-4.67%	2.16-3.69%	1.13-3.26%
Weighted-average expected lives	3.34 Years	2.82 Years	4.08 Years

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

The following is a reconciliation of the number of shares and per share amounts used in the basic and diluted EPS computations.

	Basic EPS	Effect of Dilutive Stock Options	Diluted EPS
Fiscal 2006
Number of shares	35,907,028	313,125	36,220,153
Per share amount	$0.85	$0.01	$0.84

Fiscal 2005
Number of shares	36,322,264	502,826	36,825,090
Per share amount	$0.74	$0.01	$0.73

Fiscal 2004
Number of shares	37,549,444	853,353	38,402,797
Per share amount	$1.03	$0.02	$1.01

The effect of 1,474,499, 1,481,549 and 286,348 options were excluded from the shares used in the computation of diluted earnings per share for fiscal 2006, 2005 and 2004, respectively, as they were anti-dilutive.

Segment Reporting

The Company operates exclusively in the retail apparel industry in which it designs, sources and distributes ladies clothing catering to a segment of the female baby boomer demographic, generally ranging in age from 40 to 60, through primarily mall-based retail stores. The Company has identified three operating segments (Christopher & Banks stores, C.J. Banks stores and Acorn stores) as defined by Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  The three operating segments have been aggregated into one reportable segment based on the similar nature of products sold, methods of sourcing, merchandising and distribution processes involved, target customers, and economic characteristics among the three operating segments.

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”  The original effective date for adoption of SFAS No. 123R for the Company was August 28, 2005. However, in April 2005 the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amends the effective date for SFAS No. 123R. The SEC now allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005.

The Company adopted SFAS No. 123R effective for its 2007 fiscal year, which commenced on February 26, 2006, using the modified-prospective method in which compensation cost is recognized for all share-based payments granted after February 25, 2006 and all share-based payments granted on or prior to February 25, 2006 that remain unvested as of such date.

The impact of SFAS No. 123R on the Company’s consolidated statements of income in fiscal 2007 and beyond will depend upon various factors, including the amount of awards granted and the fair value of those awards at the time of grant. The Company currently anticipates that the estimated impact of adopting SFAS No. 123R for fiscal 2007 will result in pre-tax stock-based compensation expense of approximately $4 million, or approximately $0.07 per diluted share on an after-tax basis. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather then as an operating cash flow as had previously been required under the applicable literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend upon, among other things, when employees exercise stock.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 effective for its 2007 fiscal year, which commenced on February 26, 2006. The adoption of SFAS No. 154 had no impact on the Company’s financial position or results of operations.

In June 2005, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material effect on the Company’s consolidated financial position and results of operations.

In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period.”  FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. FSP 13-1 applies to reporting periods beginning after December 15, 2005. Retrospective application is permitted but not required. The adoption of FSP 13-1 had no impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”), which eliminates the exemption from applying Statement 133 to interests in securitized financial assets and allows election of a fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is expected to have no impact on the Company’s financial condition, results of operations or cash flows.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140” (“SFAS No. 156), which requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. The Statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization method or fair value method for subsequent measurement of each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 is expected to have no impact on the Company’s financial condition, results of operations or cash flows.

NOTE 2 – ACQUISITION OF ACORN STORES

On November 1, 2004, the Company acquired the assets and assumed certain liabilities of Gilmore Brothers Inc., a privately held women’s specialty retailer operating stores under the name “Acorn,” for approximately $7.4 million in cash. The Company funded the purchase from current cash balances and redemptions of short-term investments. Of the $7.4 million purchase price, $2.3 million was placed in escrow to satisfy certain obligations of Gilmore Brothers, Inc. not assumed by the Company. As of February 25, 2006, none of the purchase price remained in escrow. The Company plans to continue to operate Acorn as a division of Christopher & Banks, Inc.

As of April 30, 2006, Acorn operated 26 stores in 12 states that offer upscale women’s fashions along with complementary jewelry and accessories under private and branded labels. The transaction was accounted for under the purchase method of accounting and accordingly, the results of operations of Acorn have been consolidated in the Company’s financial statements from the date of acquisition.

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

NOTE 3 — SHORT-TERM INVESTMENTS

Short-term investments consisted of the following:

Description	February 25, 2006	February 26, 2005

Corporate debt securities	$—	$25,748,329
Tax advantage auction rate securities	13,000,000	4,000,000
U.S. Government debt securities	17,000,000	17,000,000

	$30,000,000	$46,748,329

NOTE 4 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable consisted of the following:

Description	February 25, 2006	February 26, 2005

Credit card receivables	$2,872,961	$2,337,952
Construction allowances receivable from landlords	1,107,184	983,856
Other receivables	773,158	422,680

	$4,753,303	$3,744,488

The Company’s credit card receivables are collected one to five days after the related sale transaction occurs. Construction allowance receivables result from incentives offered to the Company by landlords to lease space within their properties. These allowances are typically collected 90 to 120 days after a store opens.

NOTE 5 — MERCHANDISE INVENTORY, NET

Merchandise inventory, net consisted of the following:

Description	February 25, 2006	February 26, 2005

Merchandise inventory - in store	$30,397,530	$31,950,213
Merchandise inventory - in transit	7,857,968	9,400,419
Allowance for permanent markdowns	(384,123)	(825,624)

	$37,871,375	$40,525,008

NOTE 6 — PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following:

Description	Estimated Useful Life	February 25, 2006	February 26, 2005

Land	—	$1,596,898	$1,596,898
Corporate office, distribution center and related building improvements	25 years	11,412,094	10,783,627
Store leasehold improvements	Term of related lease,
	typically 10 years	75,854,008	67,175,045
Store furniture and fixtures	Seven years	87,073,269	76,402,663
Point of sale hardware and software	Five years	7,615,806	7,028,545
Corporate office and distribution center furniture, fixtures and equipment	Seven years	2,506,908	2,352,583
Computer hardware and software	Three to five years	4,248,354	3,576,101
Construction in progress	—	4,733,032	3,064,048
		195,040,369	171,979,510
Less accumulated depreciation and amortization		(76,698,827)	(59,920,752)
		$118,341,542	$112,058,758

Construction in progress primarily consists of capital expenditures related to new stores planned to open in the first quarter of fiscal 2007 and 2006.

As a result of an annual impairment analysis performed in fiscal 2006 and 2005, which included the evaluation of individual under-performing stores and assessing the recoverability of the carrying value of the improvements and equipment related to the stores, the Company determined that the carrying value of the improvements and equipment at certain under-performing stores exceeded the expected future undiscounted cash flows from the stores. As a result, the Company recorded asset impairments of $237,764 and $837,768 in fiscal 2006 and 2005, respectively.

NOTE 7 – GOODWILL

The Company recognizes the excess cost of an acquired entity over the net amount assigned to assets acquired, including intangible assets, and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis during the fourth quarter, and between annual tests whenever there is an impairment indicated. Fair values are estimated based on future discounted cash flows and are compared with the corresponding carrying value of the related assets. Impairment losses will be recognized if the fair value of a reporting unit were less than the reporting unit’s carrying value. There were no impairment or other changes to the recorded amounts of goodwill for the fiscal years ended February 25, 2006 and February 26, 2005.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	February 25, 2006	February 26, 2005

Customer lists	$830,000	$830,000
Accumulated amortization	(145,555)	(36,389)
	$684,445	$793,611

Aggregate amortization expense for the year ended February 25, 2006 totaled $109,166. Estimated aggregate amortization expense for the next five fiscal years is as follows:

Fiscal 2007	$109,167
Fiscal 2008	100,278
Fiscal 2009	82,500
Fiscal 2010	82,500
Fiscal 2011	82,500

The amortization expense forecast reflected above is an estimate. Actual amounts may differ from the estimated amounts due to additional intangible asset acquisitions, potential impairment, accelerated amortization or other events. Amortization is computed on a straight-line basis which reflects the economic benefits of these assets based on useful lives ranging from three to nine years. Impairment losses are recognized if the carrying amount of an intangible asset subject to amortization is not recoverable from expected future cash flows and exceeds its fair value.

NOTE 9 – ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

Description	February 25, 2006	February 26, 2005

Gift card, certificate and store credit liability	$11,090,927	$8,523,420
Accrued income, sales and other taxes payable	3,231,408	2,056,563
Accrued occupancy related expenses	1,066,279	1,340,403
Other accrued liabilities	5,092,202	2,205,556

	$20,480,816	$14,125,942

NOTE 10 — LONG-TERM DEBT

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

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s base rate, 7.5% as of February 25, 2006, plus 0.25%. Interest is payable monthly in arrears. The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement. Facility fees totaled $5,201 in fiscal 2006.

The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights. The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during fiscal 2006 or fiscal 2005. Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise. The borrowing base at February 25, 2006 was $32.4 million. As of February 25, 2006, the Company had outstanding letters of credit in the amount of $23.1 million. Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $9.3 million at February 25, 2006.

The Wells Fargo Revolver contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial ratios. As of February 25, 2006, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

NOTE 11— STOCKHOLDERS’ EQUITY

In fiscal 2004, the Company’s Board of Directors declared its first cash dividend. The declaration provides for an on-going cash dividend of $0.04 per share to be paid quarterly, subject to Board approval. The Company has declared and paid a dividend each quarter since the first declaration in fiscal 2004.

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

NOTE 12 — STOCK OPTION PLANS

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

The following table summarizes the Company’s stock option transactions:

	Fiscal Year Ended
	February 25, 2006		February 26, 2005		February 28, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	3,806,177	$17.03	3,904,024	$16.24	3,355,493	$12.85

Granted	445,200	18.66	229,500	16.31	1,254,600	19.11

Exercised	(438,861)	6.85	(285,647)	4.75	(699,632)	5.37

Cancelled	(67,350)	18.17	(41,700)	22.78	(6,437)	14.22

Outstanding, end of period	3,745,166	$18.40	3,806,177	$17.03	3,904,024	$16.24

Exercisable, end of period	3,067,680	$18.40	2,422,176	$16.76	1,718,198	$14.84

Available for grant, end of period	694,084		335,634		523,434

In fiscal 2005, the Company’s shareholders approved the adoption of the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) which provides for awards during the term of the 2005 Plan of 800,000 shares pursuant to stock options, stock appreciation rights and restricted stock awards.

The following summarizes stock options outstanding and options exercisable at February 25, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.79 - 7.78	379,638	5.40	$7.68	379,638	$7.68
$ 10.54 - 12.40	97,442	6.36	11.57	97,442	11.57
$ 14.98 - 16.74	274,500	7.92	15.94	147,500	15.86
$ 17.71 - 19.49	1,519,100	9.32	18.54	977,600	18.38
$ 21.47 - 27.47	1,474,486	6.75	21.92	1,465,500	21.90

	3,745,166	7.73	$18.40	3,067,680	$18.40

NOTE 13 – INCOME TAXES

The provision for income taxes for the fiscal years ended February 25, 2006, February 26, 2005 and February 28, 2004 consisted of:

	2006	2005	2004
Current:
Federal	$18,725,408	$12,588,694	$19,215,851
State	3,542,727	2,795,220	3,307,746
Current tax expense	22,268,135	15,383,914	22,523,597
Deferred tax expense	(2,954,487)	1,551,349	1,830,356
Income tax provision	$19,313,648	$16,935,263	$24,353,953

The Company’s effective income tax rate for fiscal 2006, 2005 and 2004 differs from the federal income tax rate as follows:

	2006	2005	2004

Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	4.3	4.0	3.6
Other	(0.5)	(0.5)	0.0
	38.8%	38.5%	38.6%

The net deferred tax asset (liability) included in the Consolidated Balance Sheet as of February 25, 2006 and February 26, 2005 is as follows:

	February 25, 2006	February 26, 2005

Accrued liabilities	$2,301,735	$1,572,237
Inventory and other	266,153	580,340
Current deferred tax asset	2,567,888	2,152,577

Depreciation and amortization	(16,217,150)	(17,392,108)
Deferred rent obligations	12,116,074	11,124,766
Other	627,218	254,308
Non-current deferred tax liability	(3,473,858)	(6,013,034)

Net deferred tax liability	$(905,970)	$(3,860,457)

Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income. No valuation allowance has been provided for deferred tax assets because management believes realization of the full amount of net deferred tax assets is more likely than not.

NOTE 14 — EMPLOYEE BENEFIT PLANS AND EMPLOYMENT AGREEMENTS

The Company has established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for the benefit of all employees who meet certain eligibility requirements, primarily age, length of service and hours of service. The plan allows eligible employees to invest from 1% to 25% of their compensation. The plan allows for discretionary Company matching contributions. Company contributions for the fiscal years ended February 25, 2006, February 26, 2005 and February 28, 2004 totaled $494,531, $470,343 and $427,998, respectively.

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

In the fourth quarter of fiscal 2006, the Company incurred a pre-tax charge of approximately $1.2 million related to remaining contractual obligations due to William Prange, the Company’s former Chief Executive Officer, in conjunction with his resignation in December 2005. In addition, modifications to accelerate the vesting and extend the exercise period of certain of Mr. Prange’s out of the money stock options resulted in additional fourth quarter pro forma after-tax stock-based compensation expense of approximately $1.4 million.

NOTE 15 — LEASE COMMITMENTS

The Company leases each of its store locations and vehicles under operating leases. The store lease terms, including rental period, renewal options, escalation clauses and rent as a percentage of sales, vary among the leases. Most store leases require the Company to pay real estate taxes and common area maintenance charges.

In fiscal 2002, the Company purchased its 210,000 square foot corporate office and distribution center facility, located in Plymouth, Minnesota. Prior to fiscal 2002, the Company leased this facility. The Company utilizes the entire facility for its corporate office and distribution center requirements.

Total rental expense for all leases was as follows:

	Fiscal Year Ended
	February 25, 2006	February 26, 2005	February 28, 2004

Minimum rent	$44,996,597	$38,447,957	$31,469,402
Contingent rent—based on a percentage of sales	1,049,503	1,442,436	1,471,565
Maintenance, taxes and other	26,672,328	22,556,652	18,426,981
Amortization of deferred lease incentives	(2,943,697)	(2,581,719)	(2,005,128)
	$69,774,731	$59,865,326	$49,362,820

Future minimum rental commitments for all leases are as follows:

	Operating Leases
Fiscal Year	Retail Store Facilities	Vehicles/ Other	Total
2007	$44,839,957	$445,392	$45,285,349
2008	44,593,427	223,976	44,817,403
2009	44,328,431	13,938	44,342,369
2010	42,736,458	—	42,736,458
2011	39,943,231	—	39,943,231
Thereafter	100,444,505	—	100,444,505
Total minimum lease payments	$316,886,009	$683,306	$317,569,315

NOTE 16 — SOURCES OF SUPPLY

The Company’s ten largest vendors represented approximately 64%, 68% and 72% of the Company’s total merchandise purchases in fiscal 2006, 2005 and 2004, respectively. Purchases from the Company’s largest overseas supplier accounted for 31%, 36% and 41% of total merchandise purchases in fiscal 2006, 2005 and 2004, respectively. Additionally, direct imports accounted for approximately 90%, 95% and 96% of the Company’s total merchandise purchases in fiscal 2006, 2005 and 2004, respectively.

NOTE 17 — QUARTERLY FINANCIAL DATA (UNAUDITED):

(In thousands, except per share data)

	Fiscal 2006 Quarters
	First	Second	Third	Fourth

Net sales(1)	$122,678	$110,806	$130,453	$126,571
Operating income	$14,836	$8,813	$13,892	$10,093
Net income	$9,310	$5,694	$8,728	$6,681

Basic per share data: (2)
Net income	$0.26	$0.16	$0.24	$0.19

Diluted per share data: (2)
Net income	$0.26	$0.16	$0.24	$0.18

Dividends per share	$0.04	$0.04	$0.04	$0.04

	Fiscal 2005 Quarters
	First	Second	Third	Fourth

Net sales(1)	$102,625	$96,373	$120,592	$119,272
Operating income	$16,088	$8,698	$12,255	$5,871
Net income	$10,036	$5,489	$7,642	$3,848

Basic per share data: (2)
Net income	$0.27	$0.15	$0.21	$0.11

Diluted per share data: (2)
Net income	$0.26	$0.15	$0.21	$0.11

Dividends per share	$0.04	$0.04	$0.04	$0.04

(1)          The Company’s quarterly net sales reflect seasonal variation, as sales in the third and fourth quarters, which include the fall and holiday seasons, generally have been higher than sales in the first and second quarters.

(2)         The summation of quarterly per share data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no matters which are required to be reported under Item 9.

ITEM 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has established and maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of February 25, 2006, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of February 25, 2006.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a - 15(f) and 15d - 15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:  (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of its management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the evaluation, management has concluded the Company’s internal control over financial reporting was effective as of February 25, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 25, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes during the Company’s fiscal quarter ended February 25, 2006 in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

There are no matters which are required to be reported under Item 9B.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding the Company’s directors required by Item 10 is incorporated herein by reference to the section entitled, “Proposal 1 - Election of Class 2 Directors,” in the Company’s proxy statement for its 2006 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company’s fiscal year ended February 25, 2006. Information regarding the Company’s executive officers required by Item 10 is included in Part I of this Annual Report on Form 10-K as permitted by General Instruction G(3) to Form 10-K. Information required by this Item concerning compliance with Section 16(a) of the Securities Act of 1934 is included in the proxy statement under the section entitled “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and such information is incorporated herein by reference. Information regarding the Company’s Audit Committee and Code of Ethics is included in the proxy statement under the section entitled, “Corporate Governance and Board Matters,” and such information is incorporated by reference.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled “Compensation of Executive Officers and Directors,” “Comparative Stock Performance” and “Director Compensation” in the Company’s proxy statement for its 2006 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company’s fiscal year ended February 25, 2006.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Table” in the Company’s proxy statement for its 2006 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulations 14A within 120 days of the Company’s fiscal year ended February 25, 2006.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no matters which are required to be reported under Item 13.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this item is incorporated by reference to “Proposal 3 – Ratification and Approval of the Appointment of Independent Registered Public Accounting Firm” in the Company’s proxy statement for its 2006 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended February 25, 2006.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this Report:

		Page
(1)	Financial Statements:

	Report of Independent Registered Public Accounting Firm	25
	Consolidated Balance Sheet	27
	Consolidated Statement of Income	28
	Consolidated Statement of Stockholders’ Equity	29
	Consolidated Statement of Cash Flows	30
	Notes to Consolidated Financial Statements	31

(2)	Financial Statement Schedules:

	Schedule II – Valuation and Qualifying Accounts	52

	All schedules omitted are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

3.1*	Restated Certificate of Incorporation of the Company, as amended

3.2	By-Laws of the Company, and all amendments (incorporated herein by reference to Registration Statement on Form S-1, Registration No. 33-45719)

10.1	Christopher & Banks, Inc. Retirement Savings Plan (incorporated herein by reference to Registration Statement on Form S-1, Registration No. 33-45719)**

10.2

Amended and Restated Revolving Credit and Security Agreement dated as of March 15, 1999 between Norwest Bank Minnesota, National Association and Braun’s Fashions, Inc. and Braun’s Fashions Corporation (incorporated herein by reference as Exhibit 10.15 to Annual Report on Form 10-K for the fiscal year ended February 27, 1999 filed May 28, 1999)**

10.3	1997 Stock Incentive Plan (incorporated herein by reference as Exhibit 99.1 to Form S-8 (Registration No. 333-95109) filed January 20, 2000)**

10.4	Amendment No. 1 to 1997 Stock Incentive Plan (incorporated herein by reference as Exhibit 99.1 to Form S-8 (Registration No. 333-95553) filed January 27, 2000)**

10.5	1998 Director Stock Option Plan (incorporated herein by reference as Exhibit 10.25 to Annual Report on Form 10-K for the fiscal year ended February 27, 1999 filed May 28, 1999)**

10.6

First Amendment to Amended and Restated Revolving Credit and Security Agreement dated as of September 17, 1999 (incorporated herein by reference as Exhibit 10.27 to Quarterly Report on Form 10-Q for the fiscal quarter ended August 28, 1999 filed October 12, 1999)**

10.7

Second Amendment to the Company’s 1997 Stock Incentive Plan dated as of July 28, 1999 (incorporated herein by reference as Exhibit 10.28 to Quarterly Report on Form 10-Q for the fiscal quarter ended August 28, 1999 filed October 12, 1999)**

10.8

Third Amendment to Amended and Restated Revolving Credit and Security Agreement dated as of February 23, 2001 (incorporated herein by reference as Exhibit 10.37 to Annual Report on Form 10-K for the fiscal year ended March 3, 2001 filed May 31, 2001)**

10.9

Fourth Amendment to Amended and Restated Revolving Credit and Security Agreement dated as of February 28, 2002 (incorporated herein by reference as Exhibit10.38 to Annual Report on Form 10-K for the fiscal year ended March 2, 2002 filed May 29, 2002)

10.10

Third Amendment to the 1997 Stock Incentive Plan dated as of July 26, 2000 (incorporated herein by reference as Exhibit 10.40 to Annual Report on Form 10-K for the fiscal year ended March 2, 2002 filed May 29, 2002)**

10.11

Fourth Amendment to the 1997 Stock Incentive Plan dated as of August 1, 2001 (incorporated herein by reference as Exhibit 10.41 to Annual Report on Form 10-K for the fiscal year ended March 2, 2002 filed May 29, 2002)**

10.12

First Amendment to the 1998 Director Stock Option Plan dated as of July 26, 2000 (incorporated herein by reference as Exhibit 10.42 to Annual Report on Form 10-K for the fiscal year ended March 2, 2002 filed May 29, 2002)**

10.13

Amended and Restated Executive Employment Agreement dated March 1, 2002 between Christopher & Banks Corporation and William J. Prange (incorporated herein by reference as Exhibit 10.43 to Annual Report on Form 10-K for the fiscal year ended March 2, 2002 filed May 29, 2002)**

10.14

Amended and Restated Executive Employment Agreement dated March 1, 2002 between Christopher & Banks Corporation and Joseph E. Pennington (incorporated herein by reference as Exhibit 10.44 to Annual Report on Form 10-K for the fiscal year ended March 2, 2002 filed May 29, 2002)**

10.15

Amended and Restated Executive Employment Agreement dated March 1, 2002 between Christopher & Banks Corporation and Ralph C. Neal (incorporated herein by reference as Exhibit 10.45 to Annual Report on Form 10-K for the fiscal year ended March 2, 2002 filed May 29, 2002)**

10.16	2002 Non-Employee Director Stock Option Plan (incorporated herein by reference as Exhibit 99.1 to Form S-8 filed March 13, 2006)**

10.17

Executive Employment Agreement dated March 1, 2004 between Christopher & Banks Corporation and Andrew K. Moller (incorporated herein by reference as Exhibit 10.49 to Annual Report on Form 10-K for the fiscal year ended February 28, 2004 filed May 13, 2004)**

10.18	2005 Stock Incentive Plan (incorporated herein by reference as Exhibit 99.1 to Form S-8, Registration No. 333-132378, filed March 13, 2006)**

10.19

Amendment to Amended and Restated Executive Employment Agreement between Christopher & Banks Corporation and Joseph E. Pennington dated September 22, 2005 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed September 26, 2005)**

10.20

Employment Continuation Agreement between Christopher & Banks Corporation and Joseph E. Pennington dated September 22, 2005 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed September 26, 2005)

10.21

Amendment No. 2 to Amended and Restated Executive Employment Agreement between Christopher & Banks Corporation and Joseph E. Pennington dated April 5, 2006 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed April 7, 2006)

10.22

Amendment to Employment Continuation Agreement between Christopher & Banks Corporation and Joseph E. Pennington dated April 5, 2006 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8 filed April 7, 2006)

10.23

Amendment to Amended and Restated Executive Employment Agreement between Christopher & Banks Corporation and Ralph C. Neal dated September 22, 2005 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed September 26, 2005)

10.24

Employment Continuation Agreement between Christopher & Banks Corporation and Ralph C. Neal dated September 22, 2005 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed September 26, 2005)

21.1	Subsidiaries of Company (incorporated herein by reference as Exhibit 21 to Annual Report on Form 10-K for the fiscal year ended March 2, 2002 filed May 29, 2002)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

** Management agreement or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2006.

CHRISTOPHER & BANKS CORPORATION

By:	/S/ JOSEPH E. PENNINGTON
Joseph E. Pennington
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH E. PENNINGTON	Chief Executive Officer	May 11, 2006
Joseph E. Pennington	(Principal Executive Officer)

/S/ ANDREW K. MOLLER	Executive Vice President and	May 11, 2006
Andrew K. Moller	Chief Financial Officer (Principal
Financial and Accounting Officer)

/S/ LARRY C. BARENBAUM	Chairman	May 11, 2006
Larry C. Barenbaum

/S/ DONALD D. BEELER	Director	May 11, 2006
Donald D. Beeler

/S/ ROBERT EZRILOV	Director	May 11, 2006
Robert Ezrilov

/S/ JAMES J. FULD, JR.	Director	May 11, 2006
James J. Fuld, Jr.

/S/ ANNE L. JONES	Director	May 11, 2006
Anne L. Jones

/S/ ROBERT B. MANG	Director	May 11, 2006
Robert B. Mang

CHRISTOPHER & BANKS CORPORATION

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Allowance for Permanent Markdowns(1)	Allowance for Customer Returns(2)
Balance at March 1, 2003	$39,355	$79,662
Additions charged to costs and expenses(3)	624,985	485,261
Additions charged to other accounts	—	—
Deductions(3)	(41,323)	(478,967)

Balance at February 28, 2004	623,017	85,956
Additions charged to costs and expenses(3)	796,562	606,870
Additions charged to other accounts	—	—
Deductions(3)	(593,955)	(601,532)

Balance at February 26, 2005	825,624	91,294
Additions charged to costs and expenses(3)	109,287	770,566
Additions charged to other accounts	—	—
Deductions(3)	(550,788)	(736,817)

Balance at February 25, 2006	$384,123	$125,043

(1)          The allowance for permanent markdowns is deducted from merchandise inventory in the Company’s Consolidated Balance Sheet.

(2)         The allowance for customer returns is included in other accrued liabilities in the Company’s Consolidated Balance Sheet.

(3)          Additions (deductions) to the allowance for permanent markdowns and the allowance for customer returns are recorded to markdowns expense and miscellaneous cost of merchandise expense, respectively, and are included in cost of merchandise, buying and occupancy, exclusive of depreciation and amortization in the Consolidated Statement of Income.