Form 10-Q
period 2006-05-27
CHRISTOPHER & BANKS CORP
filed 2006-07-06
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 27, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File No. 001-31390

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

YES  ☑       NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☑                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐       NO  ☑

As of June 30, 2006, 37,408,291 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I

FINANCIAL INFORMATION

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEET
(Unaudited)

	May 27, 2006	February 25, 2006	May 28, 2005

ASSETS
Current assets:
Cash and cash equivalents	$68,066,992	$62,384,999	$31,535,282
Short-term investments	44,525,000	30,000,000	34,765,866
Accounts receivable	5,103,703	4,753,303	3,309,361
Merchandise inventory	42,937,086	37,871,375	36,620,209
Other current assets	6,205,552	5,630,709	7,968,002
Total current assets	166,838,333	140,640,386	114,198,720

Property, equipment and improvements, net	121,686,064	118,341,542	112,758,722

Other assets:
Goodwill	3,587,052	3,587,052	3,587,052
Intangible assets	657,154	684,445	766,319
Other	269,498	209,869	208,472
Total other assets	4,513,704	4,481,366	4,561,843

Total assets	$293,038,101	$263,463,294	$231,519,285

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,446,559	$9,853,345	$7,096,559
Accrued salaries, wages and related expenses	9,609,804	5,449,508	6,745,549
Other accrued liabilities	25,422,295	20,480,816	12,131,648
Total current liabilities	41,478,658	35,783,669	25,973,756

Other liabilities:
Deferred lease incentives	21,338,405	21,802,869	19,867,756
Deferred rent obligations	9,996,313	9,609,999	8,595,966
Other	2,512,130	3,473,858	5,125,930
Total other liabilities	33,846,848	34,886,726	33,589,652

Commitments	—	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000,000 shares authorized, none outstanding	—	—	—
Common stock — $0.01 par value, 74,000,000 shares authorized, 43,566,852, 43,006,151 and 42,612,312 shares issued and 36,782,116, 36,221,415 and 35,827,576 shares outstanding at May 27, 2006, February 25, 2006 and May 28, 2005, respectively	435,669	430,062	426,103
Additional paid-in capital	77,696,894	65,940,956	61,900,296
Retained earnings	200,156,126	186,997,975	170,205,572
Common stock held in treasury, 6,784,736 shares at cost at May 27, 2006, February 25, 2006 and May 28, 2005	(60,576,094)	(60,576,094)	(60,576,094)
Total stockholders’ equity	217,712,595	192,792,899	171,955,877

Total liabilities and stockholders’ equity	$293,038,101	$263,463,294	$231,519,285

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	May 27, 2006	May 28, 2005

Net sales	$142,530,289	$122,678,256

Costs and expenses:
Merchandise, buying and occupancy, exclusive of depreciation and amortization	78,561,840	72,073,209
Selling, general and administrative	36,080,701	31,292,276
Depreciation and amortization	4,981,619	4,476,474
Total costs and expenses	119,624,160	107,841,959

Operating income	22,906,129	14,836,297

Interest income	961,531	326,815

Income before income taxes	23,867,660	15,163,112

Income tax provision	9,260,652	5,852,961

Net income	$14,607,008	$9,310,151

Basic earnings per common share:

Net income	$0.40	$0.26

Basic shares outstanding	36,407,732	35,746,372

Diluted earnings per common share:

Net income	$0.39	$0.26

Diluted shares outstanding	37,032,452	36,104,825

Dividends per share	$0.04	$0.04

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	May 27, 2006	May 28, 2005

Cash flows from operating activities:
Net income	$14,607,008	$9,310,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,984,235	4,396,786
Deferred income taxes	(1,473,717)	(969,319)
Income tax benefit on exercise of stock options	(2,113,088)	449,248
Stock-based compensation expense	912,597	16,656
Loss on disposal of furniture, fixtures and equipment	14,677	173,777
Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) decrease in merchandise inventory	(5,065,711)	3,904,799
(Increase) decrease in accounts receivable	(350,400)	435,127
Increase in other current assets	(62,854)	(380,114)
Increase in other assets	(59,629)	(57,629)
Decrease in accounts payable	(3,482,956)	(5,509,779)
Increase in accrued liabilities	11,214,863	144,659
Decrease in deferred lease incentives	(464,464)	(780,286)
Increase in deferred rent obligations	386,314	424,292

Net cash provided by operating activities	19,046,875	11,558,368

Cash flows from investing activities:
Purchases of property, equipment and improvements	(8,239,973)	(5,039,883)
Purchases of short-term investments	(22,525,000)	(6,894,829)
Redemptions of short-term investments	8,000,000	18,877,292

Net cash provided by (used in) investing activities	(22,764,973)	6,942,580

Cash flows from financing activities:
Exercise of stock options	8,735,860	399,703
Dividends paid	(1,448,857)	(1,428,747)
Income tax benefit on exercise of stock options	2,113,088	—

Net cash provided by (used in) financing activities	9,400,091	(1,029,044)

Net increase in cash and cash equivalents	5,681,993	17,471,904

Cash and cash equivalents at beginning of period	62,384,999	14,063,378

Cash and cash equivalents at end of period	$68,066,992	$31,535,282

Supplemental cash flow information:
Income taxes paid	$2,500,027	$7,013,687
Purchases of equipment and improvements, included in accounts payable at end of period	$76,170	$283,040

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements included in this Form 10-Q have been prepared by Christopher & Banks Corporation and subsidiaries (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2006.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

NOTE 2 — STOCK-BASED COMPENSATION

General

                Effective February 26, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards during the three months ended May 27, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, February 25, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based compensation awards granted subsequent to February 25, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior period have not been restated. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by SFAS 123.

Under various plans, the Company may grant options to purchase common stock to employees and non-employee members of its Board of Directors at a price not less than 100% of the fair market value of the Company’s common stock on the option grant date. In general, options granted to employees vest over two to five years and are exercisable up to ten years from the date of grant. Options previously granted to Directors vested immediately upon grant and are exercisable up to five years from the date of grant.

The Company may also grant shares of restricted stock to its employees and non-employee members of its Board of Directors. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment or service terminates prior to the lapse of the restrictions. The Company holds the certificates for such shares in safekeeping during the vesting period and the grantee cannot transfer the shares before the respective shares vest. Shares of nonvested restricted stock have the same voting rights as common stock and are considered to be currently issued and outstanding. The restricted stock grants typically, but not uniformly, vest 100% after approximately three years. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, on a straight-line basis over the period during which the restrictions lapse. For these purposes, the fair market value of the restricted stock is determined based on the closing price of the Company’s common stock on the grant date.

The total compensation expense related to stock-based awards for the three months ended May 27, 2006, reflecting the impact of the implementation of the modified prospective transition method in accordance with SFAS 123R, was $912,597. Stock-based compensation expense in the first quarter of fiscal 2007 was included in merchandise, buying and occupancy expenses for the Company’s buying and distribution employees and in selling, general and administrative expense for all other employees.

Effective February 26, 2006 the Company began recognizing stock-based compensation costs net of a forfeiture rate for only those shares expected to vest on a straight-line basis over the requisite service period of the award. The Company estimated the forfeiture rate for the first quarter of fiscal 2007 based on its historical experience.

As a result of adopting SFAS 123R, the impact to the consolidated statement of income for the three months ended May 27, 2006 was a reduction of $793,961 and $485,904 in income before income taxes and net income, respectively, from what would have been presented if the Company had continued to account for stock option awards under APB 25. The impact on basic and diluted earnings per share for the three months ended May 27, 2006 was a reduction of approximately $0.01 per share from what would have been reported under APB 25.

In addition, prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options as cash flows from operating activities in the consolidated statement of cash flows. SFAS 123R requires that cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, the Company classified approximately $2.1 million of excess tax benefits as financing cash flows for the three months ended May 27, 2006. The total income tax benefit recognized in the consolidated statement of income for share-based awards during the three months ended May 27, 2006 (in accordance with the provisions of SFAS 123R) and during the three months ended May 28, 2005 (in accordance with the provisions of APB 25) was $354,088 and $446,510, respectively.

The pro forma table below illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” to all stock-based employee compensation for the three months ended May 28, 2005:

Net income - as reported	$9,310,151
Add stock-based compensation expense included in net income, net of related tax effects	10,227
Less total stock-based compensation expense determined under fair value method, net of related tax effects	710,252
Net income - pro forma	$8,610,126

Basic earnings per common share:
As reported	$0.26
Pro forma	$0.24

Diluted earnings per common share:
As reported	$0.26
Pro forma	$0.24

Methodology Assumptions

As part of its SFAS 123R adoption, the Company examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns attributable to certain optionees. From this analysis, the Company identified two distinct populations of optionees, employees and non-employee directors. The Company uses the Black-Scholes option-pricing model to value the Company’s stock options for grants to its employees and non-employee directors. Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of the Company’s stock option awards, which are generally subject to pro-rata vesting, is expensed on a straight-line basis over the vesting period of the stock options. The expected volatility assumption is based on the historical volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience for the Company’s employees and non-employee directors under the Company’s stock option plans and represents the period of time that stock option awards granted are expected to be outstanding for each of the two identified populations. The expected term assumption incorporates the contractual term of an option grant, which for previously issued grants is ten years for employees and five years for non-employee directors, as well as the vesting period of an award, which is most commonly pro-rata vesting over three years for employees and immediate vesting for non-employee directors. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted.

The weighted average assumptions relating to the valuation of the Company’s stock options for the quarters ended May 27, 2006 and May 28, 2005 were as follows:

	Three Months Ended
	May 27, 2006	May 28, 2005
Dividend yield	0.64%	0.80%
Expected volatility	44.30%	48.24%
Risk-free interest rate	4.90%	3.90%
Weighted-average expected lives	4 Years	4 Years

Stock-Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the three months ended May 27, 2006:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Fair Value	Weighted Average Remaining Contractual Life
Outstanding, beginning of period	3,745,166	$18.40	$30,679,592	$6.75

Vested	3,001,666	18.31	24,841,909	6.62
Unvested	743,500	18.74	5,837,684	7.26

Granted	28,200	25.56	29,135	9.94
Exercised	(557,251)	15.68	5,429,353	6.38
Canceled - Unvested (Forfeited)	(32,000)	18.24	267,050	7.28
Outstanding, end of period	3,184,115	$18.94	$24,360,036	$6.84	5.96

Vested	2,476,915	$18.89	$19,082,453	$6.68	5.27
Unvested	707,200	$19.13	$5,277,584	$7.39	8.41

Exercisable, end of period	2,476,915	$18.89	$19,082,453	$6.68	5.27

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on May 27, 2006.

As of May 27, 2006, there was $4.4 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.4 years.

The following table presents a summary of the Company’s restricted stock activity for the three months ended May 27, 2006:

	Number of Shares	Aggregate Intrinsic Value	Weighted Average Fair Value
Unvested, beginning of period	54,867	$1,458,914	$18.35
Granted	3,450	91,736	25.89
Vested	7,833	198,931	15.89
Unvested, end of period	50,484	$1,342,370	$19.25

The total fair value of shares of restricted stock that vested during the three months ended May 27, 2006 was $198,931. As of May 27, 2006, there was $927,404 of unrecognized stock-based compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of 1.3 years.

NOTE 3 — SHORT-TERM INVESTMENTS

 Short-term investments consisted of the following:

Description	Original Maturity Dates	May 27, 2006	February 25, 2006	May 28, 2005

Corporate debt securities	Within one year	$ —	$ —	$17,765,866
Auction rate securities	Variable	32,525,000	13,000,000	—
U.S. Government debt securities	Two to three years, callable within one year	12,000,000	17,000,000	17,000,000

		$44,525,000	$30,000,000	$34,765,866

NOTE 4 — MERCHANDISE INVENTORY

Merchandise inventory consisted of the following:

Description	May 27, 2006	February 25, 2006	May 28, 2005

Merchandise - in store	$35,851,315	$30,397,530	$29,850,748
Merchandise - in transit	7,483,892	7,857,968	7,222,527
Allowance for permanent markdowns	(398,121)	(384,123)	(453,066)

	$42,937,086	$37,871,375	$36,620,209

The Company purchased approximately 11% and 22% of its merchandise from its largest overseas supplier during the first three months of fiscal 2007 and 2006, respectively.

NOTE 5 — PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following:

Description	Estimated Useful Life	May 27, 2006	February 25, 2006	May 28, 2005

Land	—	$1,596,898	$1,596,898	$1,596,898
Corporate office, distribution center and related building improvements	25 years	11,412,094	11,412,094	10,783,627
Store leasehold improvements	Term of related lease,
	typically 10 years	76,347,224	75,854,008	67,279,026
Store furniture and fixtures	Three to 10 years	87,786,967	87,073,269	76,397,624
Point of sale hardware and software	Five years	8,136,324	7,615,806	7,189,361
Corporate office and distribution center furniture, fixtures and equipment	Seven years	2,546,565	2,506,908	2,640,722
Computer hardware and software	Three to five years	4,381,119	4,248,354	3,761,646
Construction in progress	—	10,687,863	4,733,032	7,144,020
		202,895,054	195,040,369	176,792,924
Less accumulated depreciation and amortization		81,208,990	76,698,827	64,034,202

Net property, equipment and improvements		$121,686,064	$118,341,542	$112,758,722

NOTE 6 — GOODWILL

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

NOTE 7 — INTANGIBLES

Intangible assets consisted of the following:

	May 27, 2006	February 25, 2006	May 28, 2005

Customer lists	$830,000	$830,000	$830,000
Accumulated amortization	(172,846)	(145,555)	(63,681)
	$657,154	$684,445	$766,319

Aggregate amortization expense for the three months ended May 27, 2006 was $27,291. Estimated aggregate amortization expense for fiscal 2007 and the next five fiscal years is as follows:

Fiscal 2007	$ 109,167
Fiscal 2008	100,278
Fiscal 2009	82,500
Fiscal 2010	82,500
Fiscal 2011	82,500
Fiscal 2012	82,500

NOTE 8 — ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

Description	May 27, 2006	February 25, 2006	May 28, 2005

Gift card, certificate and store credit liability	$8,734,287	$11,090,927	$6,511,219
Accrued income, sales and other taxes payable	10,274,601	3,231,408	2,464,033
Accrued occupancy related expenses	1,364,083	1,066,279	1,072,946
Other accrued liabilities	5,049,319	5,092,202	2,083,451

	$25,422,290	$20,480,816	$12,131,649

NOTE 9 — LONG-TERM DEBT

The Company maintains an Amended and Restated Revolving Credit Facility with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”) which expires on June 30, 2008. The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit of up to $50.0 million, subject to a borrowing base formula based on inventory levels.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s floating rate, 8.0% as of May 27, 2006, plus 0.25%. Interest is payable monthly in arrears. The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement. Facility fees totaled $1,937 for the three months ended May 27, 2006. The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights. The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first three months of fiscal 2007. Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise. The borrowing base at May 27, 2006 was $32.1 million. As of May 27, 2006, the Company had outstanding letters of credit in the amount of $14.5 million. Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $17.6 million at May 27, 2006.

The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants. As of May 27, 2006, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

NOTE 10 — NET INCOME PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the applicable periods, while diluted EPS is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding.

The following is a reconciliation of the number of shares and per share amounts used in the basic and diluted EPS computations:

	Three Months Ended
	May 27, 2006		May 28, 2005
	Shares	Net Income Per Share	Shares	Net Income Per Share

Basic	36,407,732	$0.40	35,746,372	$0.26

Effect of dilution from stock-
based compensation plans	624,720	(0.01)	358,453	—

Diluted	37,032,452	$0.39	36,104,825	$0.26

Stock options of 123,280 and 2,664,149 were excluded from the shares used in the computation of diluted EPS for the three months ended May 27, 2006 and May 28, 2005, respectively, as they were anti-dilutive.

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

Merchandise, buying and occupancy costs, exclusive of depreciation and amortization

Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, measure whether the Company is appropriately optimizing the price of its merchandise. Merchandise, buying and occupancy costs include the cost of merchandise, markdowns, shrink, freight into and out from the Company’s distribution center, buyer and distribution center salaries, buyer travel, rent and other occupancy related costs, various merchandise design and development costs, miscellaneous merchandise expenses and other costs related to the Company’s distribution network. Any inability to obtain acceptable levels of initial markups or any significant increase in the Company’s markdowns could have an adverse effect on the Company’s results of operations.

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

Executive Overview

Christopher & Banks Corporation is a Minneapolis-based retailer of women’s specialty apparel, which operates stores through its wholly-owned subsidiaries:  Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company, collectively referred to as the “Company.”  As of May 27, 2006, the Company operated 739 stores in 45 states, including 513 Christopher & Banks stores, 198 C.J. Banks stores and 28 Acorn stores. The Company’s Christopher & Banks stores offer distinctive fashions featuring exclusively designed, coordinated assortments of sportswear and sweaters in sizes four to 16. The Company’s C.J. Banks stores offer similar assortments of women’s specialty apparel in sizes 14W and up. The Company’s Acorn stores offer upscale women’s fashions along with complementary jewelry and accessories under private and branded labels.

In the first three months of fiscal 2007, the Company opened ten new Christopher & Banks stores, 20 new C.J. Banks stores and five new Acorn stores. The Company closed one store during the first quarter. In the second and third quarters of fiscal 2007, the Company anticipates it will open approximately 50 additional stores for a total of approximately 85 new store openings in fiscal 2007. The Company plans to grow its store base by approximately 12% to 15% in fiscal 2008.

On April 5, 2006, the Company and Joseph E. Pennington entered into Amendment No. 2 to Mr. Pennington’s Amended and Restated Executive Agreement which extended the term of his employment as Chief Executive Officer through February 28, 2007. Mr. Pennington and the Company also entered into an Amendment to Mr. Pennington’s Employment Continuation Agreement which provides that after February 28, 2007, Mr. Pennington will continue to be employed by the Company as a non-officer, part-time employee in an advisory role through August 31, 2008.

On June 12, 2006, the Company entered into an employment agreement with Matthew P. Dillon, President and Chief Merchandising Officer, under which he will be named President & Chief Executive Officer effective March 1, 2007. Mr. Dillon will also be appointed to the Company’s Board of Directors concurrently with his promotion to Chief Executive Officer.

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

On an ongoing basis, the Company evaluates its estimates, including those related to customer product returns, inventories, income taxes, medical and workers’ compensation claims and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There has been no material changes in the Company’s critical accounting policies during the three months ended May 27, 2006.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company’s consolidated condensed statement of income expressed as a percentage of net sales:

	Three Months Ended
	May 27, 2006	May 28, 2005

Net sales	100.0%	100.0%
Merchandise, buying and occupancy costs, exclusive of depreciation and amortization	55.1	58.7
Selling, general and administrative expenses	25.3	25.5
Depreciation and amortization	3.5	3.7
Operating income	16.1	12.1
Interest income	0.7	0.3
Income before income taxes	16.8	12.4
Income tax provision	6.5	4.8
Net income	10.3%	7.6%

Three Months Ended May 27, 2006 Compared to Three Months Ended May 28, 2005

Net Sales. Net sales for the three months ended May 27, 2006 were $142.5 million, an increase of $19.8 million or 16%, from $122.7 million for the three months ended May 28, 2005. The increase in net sales was due to an increase in the number of stores operated by the Company combined with a 7% increase in same-store sales. The Company operated 739 stores at May 27, 2006, compared to 660 stores at May 28, 2005. The 7% increase in same-store sales resulted from strong customer acceptance of the Company’s merchandise assortment in the first three months of fiscal 2007. Same-store sales increased by 10% for stores opened by the Company in fiscal 2004, 2005 and 2006, while the mature base of stores, opened in fiscal 2003 and earlier, reported a 6% increase in same-store sales.

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

Merchandise, Buying and Occupancy Costs, exclusive of depreciation and amortization. Merchandise, buying expenses and occupancy costs, exclusive of depreciation and amortization, were $78.6 million, or 55.1% of net sales, during the first quarter of fiscal 2007, compared to $72.1 million, or 58.7% of net sales, during the same period in fiscal 2006. The decline in merchandising, buying and occupancy costs as a percent of net sales was mainly attributable to improved full price selling resulting in a decreased level of markdowns as customers reacted strongly to the Company’s first quarter merchandise assortment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended May 27, 2006 were $36.1 million, or 25.3% of net sales, compared to $31.3 million, or 25.5% of net sales, for the three months ended May 28, 2005, resulting in 20 basis points of positive leverage. Bonus and stock-based compensation expense accounted for approximately 90 additional basis points of selling, general and administrative expenses in the first quarter of fiscal 2007 than in the first quarter of fiscal 2006.

Depreciation and Amortization. Depreciation and amortization was $5.0 million, or 3.5% of net sales, in the first quarter of fiscal 2007, compared to $4.5 million, or 3.7% of net sales, in the first quarter of fiscal 2006. The increase in the amount of depreciation and amortization expense was a result of capital expenditures made in the past year. The Company opened 35 new stores in the first three months of fiscal 2007 and 69 new stores in all of fiscal 2006.

Operating Income. As a result of the foregoing factors, operating income for the three months ended May 27, 2006 was $22.9 million, or 16.1% of net sales, compared to operating income of $14.8 million, or 12.1% of net sales, for the three months ended May 28, 2005.

Interest Income. For the quarter ended May 27, 2006, interest income increased to $961,531 from $326,815 for the quarter ended May 28, 2005. The increase resulted from higher interest rates on short-term investments combined with a larger balance of cash equivalents and short-term investments in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.

Income Taxes. Income tax expense in the first quarter of fiscal 2007 was $9.3 million, with an effective tax rate of 38.8%, compared to $5.9 million, with an effective tax rate of 38.6%, in the first quarter of fiscal 2006. The increase in the effective tax rate was due to an increase in state income taxes resulting from the estimated mix of apportionment of the Company’s income among the 45 states in which it operates.

Net Income. As a result of the foregoing factors, net income for the three months ended May 27, 2006 was $14.6 million, or 10.3% of net sales, and $0.39 per diluted share, compared to $9.3 million, or 7.6% of net sales, and $0.26 per diluted share, for the three months ended May 28, 2005.

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

Net cash provided by operating activities totaled $19.0 million for the first three months of fiscal 2007, an increase of $7.4 million from $11.6 million for the first three months of fiscal 2006. Net cash used in investing activities included $8.2 million of capital expenditures and net purchases of short-term investments of approximately $14.5 million. The Company opened 35 new stores and completed six store remodels during the three months ended May 27, 2006.

Net cash of $9.4 million was provided by financing activities during the first quarter of fiscal 2007. The Company paid one quarterly cash dividend of $1.4 million, and received approximately $8.7 million in cash as certain of the Company’s officers, directors and key employees exercised stock options during the first three months of fiscal 2007.

The Company plans to fund approximately $22 million of capital expenditures during the last nine months of fiscal 2007 to open approximately 50 additional stores, to complete approximately five store remodels and to make various improvements at its corporate office and distribution center facility. A portion of the capital expenditures will also be used for stores scheduled to open in the first quarter of fiscal 2008. The Company currently plans to grow its store base by approximately 12% to 15% in fiscal 2008. The Company expects its cash and short-term investments, combined with cash flows from operations, to be sufficient to meet its capital expenditure, working capital and other requirements for liquidity during the remainder of fiscal 2007 and throughout fiscal 2008.

The Company maintains an Amended and Restated Revolving Credit Facility with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”) which expires on June 30, 2008. The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit of up to $50.0 million, subject to a borrowing base formula based on inventory levels.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s floating rate, 8.0% as of May 27, 2006, plus 0.25%. Interest is payable monthly in arrears. The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement. Facility fees totaled $1,937 for the three months ended May 27, 2006. The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights. The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first three months of fiscal 2007. Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise. The borrowing base at May 27, 2006 was $32.1 million. As of May 27, 2006, the Company had outstanding letters of credit in the amount of $14.5 million. Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $17.6 million at May 27, 2006.

The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants. As of May 27, 2006, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

Merchandise Sourcing

The Company directly imported approximately 85% of its total merchandise purchases in the first quarter of fiscal 2007. This reliance on sourcing from foreign countries may cause the Company to be exposed to certain risks. Import restrictions, including tariffs and quotas, and changes in such restrictions, could affect the import of apparel and might result in increased costs, delays in merchandise receipts or reduced supplies of apparel available to the Company, and could possibly have an adverse effect on the Company’s business, financial condition and results of operations.

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

The Company purchased approximately 11% and 22% of its merchandise from its largest overseas supplier during the first three months of fiscal 2007 and 2006, respectively. Although the Company believes that its relationship with this particular vendor is good, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company. If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it can shift production to other suppliers so as to continue to secure the required volume of product. Nevertheless, there is some potential that any such disruption in supply could have a material adverse impact on the Company’s financial position and results of operations.

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

Inflation

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the three months ended May 27, 2006 and May 28, 2005.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates. The Company’s results of operations could be negatively impacted by decreases in interest rates on its short-term investments.

The Company is potentially exposed to market risk from changes in interest rates relating to its Wells Fargo Revolver. Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s floating rate, 8.0% as of May 27, 2006, plus 0.25%. However, the Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first three months of fiscal 2007 and, given its existing liquidity position, does not expect to utilize the Wells Fargo Revolver in the near future except for its continuing use of the import letter of credit facility.

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

(b)       Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended May 27, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

ITEM 1.
LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.

ITEM 1A.
RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 25, 2006 should be carefully considered as they could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may also materially adversely affect the Company’s business, financial condition and/or results of operations.

ITEM 2.
UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS

The Company did not sell any unregistered securities and did not repurchase any shares during the quarter ended May 27, 2006.

ITEM 3.
DEFAULTS UPON
SENIOR SECURITIES

There has been no default with respect to any indebtedness of the Company.

ITEM 4.
SUBMISSION OF MATTERS TO
A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended May 27, 2006.

ITEM 5.
OTHER INFORMATION

None.

ITEM 6.
EXHIBITS

(a)           The following exhibits are filed with this report:

10.25	Executive Employment Agreement Between Christopher & Banks Corporation and Matthew Dillon, effective as of June 12, 2006

10.26	Restricted Stock Agreement Between Christopher & Banks Corporation and Matthew P. Dillon, effective as of June 12, 2006

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated: July 6, 2006	By	/S/ JOSEPH E. PENNINGTON

Joseph E. Pennington
Chief Executive Officer

Signing on behalf of the
Registrant as principal
executive officer.

Dated: July 6, 2006	By	/S/ ANDREW K. MOLLER

Andrew K. Moller
Executive Vice President
and Chief Financial Officer

Signing on behalf of the
Registrant as principal
financial officer.

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

INDEX TO EXHIBITS

Exhibit No.	Description

10.25	Executive Employment Agreement Between Christopher & Banks Corporation and Matthew Dillon, effective as of June 12, 2006

10.26	Restricted Stock Agreement Between Christopher & Banks Corporation and Matthew P. Dillon, effective as of June 12, 2006

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002