Form 10-Q
period 2006-08-26
CHRISTOPHER & BANKS CORP
filed 2006-10-05
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 26, 2006

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

YES  ☐    NO  ☒

As of September 22, 2006, 38,036,289 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I

FINANCIAL INFORMATION

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET

(Unaudited)

	August 26,	February 25,	August 27,
	2006	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$82,423,025	$62,384,999	$35,857,126
Short-term investments	44,325,000	30,000,000	26,875,646
Accounts receivable	5,264,056	4,753,303	3,455,262
Merchandise inventory	44,427,051	37,871,375	40,551,858
Income taxes receivable	6,258,297	—	3,333,860
Other current assets	6,018,272	5,630,709	5,276,147
Total current assets	188,715,701	140,640,386	115,349,899

Property, equipment and improvements, net	124,592,473	118,341,542	115,155,907

Other assets:
Goodwill	3,587,052	3,587,052	3,587,052
Intangible assets	629,863	684,445	739,028
Other	280,488	209,869	218,386
Total other assets	4,497,403	4,481,366	4,544,466

Total assets	$317,805,577	$263,463,294	$235,050,272

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,826,707	$9,853,345	$8,727,536
Accrued salaries, wages and related expenses	8,730,714	5,449,508	4,979,527
Other accrued liabilities	17,807,559	20,480,816	10,895,668
Total current liabilities	37,364,980	35,783,669	24,602,731

Other liabilities:
Deferred lease incentives	21,659,041	21,802,869	19,863,914
Deferred rent obligations	10,292,713	9,609,999	8,922,579
Other	1,710,605	3,473,858	4,458,085
Total other liabilities	33,662,359	34,886,726	33,244,578

Commitments	—	—	—

Stockholders’ equity:
Preferred stock – $0.01 par value, 1,000,000 shares authorized, none outstanding	—	—	—
Common stock – $0.01 par value, 74,000,000 shares authorized, 44,866,525, 43,006,151 and 42,679,667 shares issued and 38,037,789, 36,221,415 and 35,894,931 shares outstanding at August 26, 2006, February 25, 2006 and August 27, 2005, respectively	448,665	430,062	426,777
Additional paid-in capital	101,511,980	65,940,956	62,886,485
Retained earnings	206,593,855	186,997,975	174,465,795
Common stock held in treasury, 6,828,736, 6,784,736 and 6,784,736 shares at cost at August 26, 2006, February 25, 2006 and August 27, 2005, respectively	(61,776,262)	(60,576,094)	(60,576,094)
Total stockholders’ equity	246,778,238	192,792,899	177,202,963

Total liabilities and stockholders’ equity	$317,805,577	$263,463,294	$235,050,272

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended
	August 26,	August 27,
	2006	2005

Net sales	$131,553,342	$110,806,233

Costs and expenses:
Merchandise, buying and occupancy, exclusive of depreciation and amortization	78,802,797	66,781,596
Selling, general and administrative	36,111,556	30,665,760
Depreciation and amortization	5,017,119	4,545,577

Total costs and expenses	119,931,472	101,992,933

Operating income	11,621,870	8,813,300

Interest income	1,325,425	460,178

Income before income taxes	12,947,295	9,273,478

Income tax provision	5,023,550	3,579,562

Net income	$7,923,745	$5,693,916

Basic earnings per common share:

Net income	$0.21	$0.16

Basic shares outstanding	37,401,006	35,840,403

Diluted earnings per common share:

Net income	$0.21	$0.16

Diluted shares outstanding	38,049,065	36,212,321

Dividends per share	$0.04	$0.04

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF INCOME

(Unaudited)

	Six Months Ended
	August 26,	August 27,
	2006	2005

Net sales	$274,083,631	$233,484,489

Costs and expenses:
Merchandise, buying and occupancy, exclusive of depreciation and amortization	157,364,637	138,854,805
Selling, general and administrative	72,192,257	61,958,036
Depreciation and amortization	9,998,738	9,022,051

Total costs and expenses	239,555,632	209,834,892

Operating income	34,527,999	23,649,597

Interest income	2,286,956	786,993

Income before income taxes	36,814,955	24,436,590

Income tax provision	14,284,202	9,432,524

Net income	$22,530,753	$15,004,066

Basic earnings per common share:

Net income	$0.61	$0.42

Basic shares outstanding	36,901,264	35,793,387

Diluted earnings per common share:

Net income	$0.60	$0.41

Diluted shares outstanding	37,573,303	36,157,669

Dividends per share	$0.08	$0.08

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	August 26,	August 27,
	2006	2005
Cash flows from operating activities:
Net income	$22,530,753	$15,004,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,998,738	8,918,389
Deferred income taxes	(1,762,585)	(1,662,800)
Income tax benefit on exercise of stock options	(5,283,450)	917,171
Stock-based compensation expense	2,272,675	66,624
Loss on disposal of furniture, fixtures and equipment	89,386	283,885
Changes in operating assets and liabilities, net of effects of acquisition:
Increase in merchandise inventory	(6,555,676)	(26,850)
(Increase) decrease in accounts receivable	(510,753)	289,226
Increase in income taxes receivable	(6,258,297)	(1,806,409)
(Increase) decrease in other current assets	(388,231)	836,487
Increase in other assets	(70,619)	(67,543)
Increase (decrease) in accounts payable	960,232	(4,155,463)
Increase (decrease) in accrued liabilities	5,891,399	(2,857,343)
Decrease in deferred lease incentives	(143,828)	(784,128)
Increase in deferred rent obligations	682,714	750,905

Net cash provided by operating activities	21,452,458	15,706,217

Cash flows from investing activities:
Purchases of property, equipment and improvements	(16,271,343)	(11,791,388)
Purchases of short-term investments	(31,325,000)	(10,862,329)
Redemptions of short-term investments	17,000,000	30,735,012

Net cash provided by (used in) investing activities	(30,596,343)	8,081,295

Cash flows from financing activities:
Exercise of stock options	28,033,502	868,675
Dividends paid	(2,934,873)	(2,862,439)
Income tax benefit on exercise of stock options	5,283,450	—
Acquisition of common stock held in treasury	(1,200,168)	—

Net cash provided by (used in) financing activities	29,181,911	(1,993,764)

Net increase in cash and cash equivalents	20,038,026	21,793,748

Cash and cash equivalents at beginning of period	62,384,999	14,063,378

Cash and cash equivalents at end of period	$82,423,025	$35,857,126

Supplemental cash flow information:
Income taxes paid	$17,690,582	$11,686,120
Purchases of equipment and improvements, included in accounts payable at end of period	$13,130	$559,701

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

NOTE 2 – STOCK-BASED COMPENSATION

General

Effective February 26, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards during the three and six month periods ended August 26, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, February 25, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based compensation awards granted subsequent to February 25, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior period have not been restated. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by SFAS 123.

Under various plans, the Company may grant options to purchase common stock to employees and non-employee members of its Board of Directors at a price not less than 100% of the fair market value of the Company’s common stock on the option grant date.  In general, options granted to employees vest over two to five years and are exercisable up to ten years from the date of grant.  In prior fiscal years, options granted to Directors vested immediately upon grant and were exercisable up to five years from the date of grant.  Beginning in fiscal 2007, options granted to Directors vest immediately and are exercisable up to ten years from the grant date.

The Company may also grant shares of restricted stock to its employees and non-employee members of its Board of Directors.  Restricted stock awards are independent of option grants and are subject to forfeiture if employment or service terminates prior to the lapse of the restrictions.  In addition, certain of the Company’s restricted stock awards are performance based and are subject to forfeiture if the performance conditions are not met.  The Company holds the certificates for such shares in safekeeping during the vesting period and the grantee cannot transfer the shares before the respective shares vest.  Shares of nonvested restricted stock have the same voting rights as common stock and are considered to be currently issued and outstanding.  Restricted stock grants to employees vest over three to seven years, while restricted grants to Directors fully vest after six months.  The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, on a straight-line basis over the period during which the restrictions lapse.  For these purposes, the fair market value of the restricted stock is determined based on the closing price of the Company’s common stock on the grant date.

The total compensation expense related to stock-based awards for the three and six month periods ended August 26, 2006, reflecting the impact of the implementation of the modified prospective transition method in accordance with SFAS 123R, was $1.4 million and $2.3 million, respectively.  Stock-based compensation expense in the second quarter and first half of fiscal 2007 was included in merchandise, buying and occupancy expenses for the Company’s buying and distribution employees and in selling, general and administrative expense for all other employees.

Effective February 26, 2006 the Company began recognizing stock-based compensation costs net of a forfeiture rate for only those shares expected to vest on a straight-line basis over the requisite service period of the award.  The Company estimated the forfeiture rate for the second quarter and first half of fiscal 2007 based on its historical experience.

As a result of adopting SFAS 123R, the impact to the consolidated statement of income for the three and six month periods ended August 26, 2006 was a reduction in income before income taxes of $823,000 and $1.5 million, respectively, and a reduction in net income of $504,000 and $941,000, respectively, from what would have been presented if the Company had continued to account for stock-based compensation awards under APB 25.  The impact on basic and diluted earnings per share was $0.01 and $0.01, respectively, for the three months ended August 26, 2006, and $0.03 and $0.03, respectively, for the six months ended August 26, 2006, from what would have been reported under APB 25.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options as cash flows from operating activities in the consolidated statement of cash flows.  SFAS 123R requires that cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows.  As a result, the Company classified approximately $5.3 million of excess tax benefits as financing cash flows for the six months ended August 26, 2006.

The pro forma table below illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” to all stock-based employee compensation for the three and six month periods ended August 27, 2005:

	Three	Six
	Months	Months
	Ended	Ended
	August 27,	August 27,
	2005	2005

Net income - as reported	$5,693,916	$15,004,066
Add stock-based compensation expense included in net income, net of related tax effects	30,516	40,743
Less total stock-based compensation expense determined under fair value method, net of related tax effects	792,803	1,503,055
Net income - pro forma	$4,931,629	$13,541,754

Basic earnings per common share:
As reported	$0.16	$0.42
Pro forma	$0.14	$0.38

Diluted earnings per common share:
As reported	$0.16	$0.41
Pro forma	$0.14	$0.37

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

The expected term of stock option awards granted is derived from historical exercise experience for the Company’s employees and non-employee directors under the Company’s stock option plans and represents the period of time that stock option awards granted are expected to be outstanding for each of the two identified populations.  The expected term assumption incorporates the contractual term of an option grant, which for previously issued grants is ten years for employees and five or ten years for non-employee directors, as well as the vesting period of an award, which is most commonly pro-rata vesting over three years for employees and immediate vesting for non-employee directors.  The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted.

The weighted average assumptions relating to the valuation of the Company’s stock options for the three and six months ended August 26, 2006 and August 27, 2005 were as follows:

	Three Months Ended		Six Months Ended
	August 26,	August 27,	August 26,	August 27,
	2006	2005	2006	2005
Expected divdend yield	0.86%	0.80%	0.80%	0.80%
Expected volatility	41.51%	32.48%	42.26%	38.99%
Risk-free interest rate	5.21%	3.70%	5.13%	3.78%
Expected term in years	3.53	1.58	3.66	2.58

Stock-Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the six months ended August 26, 2006:

					Weighted
		Weighted			Average
	Number	Average	Aggregate	Weighted	Remaining
	of	Exercise	Intrinsic	Average	Contractual
	Shares	Price	Value	Fair Value	Life

Outstanding, beginning of period	3,745,166	$18.40	$24,794,900	$6.75
Vested	3,076,666	18.39	20,401,994	6.65
Unvested	668,500	18.43	4,392,906	7.18

Granted	105,200	26.39	5,600	9.46
Exercised	(1,571,924)	17.83	14,707,640	6.83
Canceled - Vested	(5,000)	18.33	33,350	7.57
Canceled - Unvested (Forfeited)	(53,100)	18.08	367,227	7.24

Outstanding, end of period	2,220,342	$19.19	$13,132,070	$6.81	5.96
Vested	1,546,242	$18.96	$9,418,751	$6.51	4.88
Unvested	674,100	$19.72	$3,713,319	$7.49	8.42

Exercisable, end of period	1,546,242	$18.96	$9,418,751	$6.51	4.88

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on August 26, 2006.

As of August 26, 2006, there was approximately $3.2 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans.  That expense is expected to be recognized over a weighted average period of approximately one year.

The following table presents a summary of the Company’s restricted stock activity for the six months ended August 26, 2006:

	Number	Aggregate	Weighted
	of	Intrinsic	Average
	Shares	Value	Fair Value

Unvested, beginning of period	54,867	$1,371,675	$18.35
Granted	289,300	7,232,500	27.70
Vested	(7,833)	198,931	15.89
Canceled - Unvested (Forfeited)	(850)	21,250	19.45
Unvested, end of period	335,484	$8,387,100	$26.47

The total fair value of shares of restricted stock that vested during the six months ended August 26, 2006 was $198,931.  As of August 26, 2006, there was approximately $8.2 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of approximately two years.

NOTE 3 – SHORT-TERM INVESTMENTS

Short-term investments consisted of the following:

	August 26,	February 25,	August 27,
Description	2006	2006	2005

Corporate debt securities	$—	$—	$9,875,646
Auction rate securities	37,325,000	13,000,000	—
U.S. Government debt securities	7,000,000	17,000,000	17,000,000

	$44,325,000	$30,000,000	$26,875,646

NOTE 4 – MERCHANDISE INVENTORY

Merchandise inventory consisted of the following:

	August 26,	February 25,	August 27,
Description	2006	2006	2005

Merchandise - in store	$34,993,547	$30,397,530	$30,713,038
Merchandise - in transit	10,250,650	7,857,968	10,378,127
Allowance for permanent markdowns	(817,146)	(384,123)	(539,307)

	$44,427,051	$37,871,375	$40,551,858

The Company purchased approximately 13% and 24% of its merchandise from its largest overseas supplier during the first six months of fiscal 2007 and 2006, respectively.

NOTE 5 – PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following:

	Estimated	August 26,	February 25,	August 27,
Description	Useful Life	2006	2006	2005

Land	—	$1,596,898	$1,596,898	$1,596,898
Corporate office, distribution center and related building improvements	25 years	11,412,094	11,412,094	10,952,136
Store leasehold improvements	Term of related lease, typically 10 years	78,958,448	75,854,008	69,257,852
Store furniture and fixtures	Three to 10 years	91,231,896	87,073,269	79,382,123
Point of sale hardware and software	Five years	8,266,314	7,615,806	7,326,445
Corporate office and distribution center furniture, fixtures and equipment	Seven years	2,615,705	2,506,908	2,368,085
Computer hardware and software	Three to five years	4,699,105	4,248,354	4,302,751
Construction in progress	—	11,397,597	4,733,032	7,827,387
		210,178,057	195,040,369	183,013,677
Less accumulated depreciation and amortization		85,585,584	76,698,827	67,857,770
Net property, equipment and improvements		$124,592,473	$118,341,542	$115,155,907

NOTE 6 – GOODWILL

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

NOTE 7 – INTANGIBLES

Intangible assets consisted of the following:

	August 26,	February 25,	August 27,
	2006	2006	2005

Customer lists	$830,000	$830,000	$830,000
Accumulated amortization	(200,137)	(145,555)	(90,972)
	$629,863	$684,445	$739,028

Aggregate amortization expense for the six months ended August 26, 2006 was $54,582.  Estimated aggregate amortization expense for fiscal 2007 and the next five fiscal years is as follows:

Fiscal 2007	$109,167
Fiscal 2008	100,278
Fiscal 2009	82,500
Fiscal 2010	82,500
Fiscal 2011	82,500
Fiscal 2012	82,500

NOTE 8 – ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	August 26,	February 25,	August 27,
Description	2006	2006	2005

Gift card, certificate and store credit liability	$7,303,644	$11,090,927	$5,477,016
Accrued income, sales and other taxes payable	2,881,542	3,231,408	2,268,980
Accrued occupancy related expenses	887,466	1,066,279	1,096,613
Other accrued liabilities	6,734,907	5,092,202	2,053,059

	$17,807,559	$20,480,816	$10,895,668

NOTE 9 – LONG-TERM DEBT

The Company maintains an Amended and Restated Revolving Credit Facility with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”) which expires on June 30, 2008.  The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit of up to $50.0 million, subject to a borrowing base formula based on inventory levels.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s floating rate, 8.25% as of August 26, 2006, plus 0.25%.  Interest is payable monthly in arrears.  The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement.  Facility fees totaled $2,364 for the six months ended August 26, 2006.  The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first six months of fiscal 2007.  Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at August 26, 2006 was $36.5 million.  As of August 26, 2006, the Company had outstanding letters of credit in the amount of $17.4 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $19.1 million at August 26, 2006.

The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of August 26, 2006, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

NOTE 10 – STOCKHOLDERS’ EQUITY

In July 2006, the Company’s Board of Directors authorized a two-year stock repurchase program enabling the Company to purchase up to $20 million of the Company’s common stock, subject to market conditions.  As of August 26, 2006, the Company had repurchased 44,000 shares of its common stock for a total cost of approximately $1.2 million.

The common stock repurchased under the Company’s most recent authorization is being held in treasury.  All of the Company’s share repurchases were executed in the open market, and no shares were repurchased from related parties.  In addition, all of the Company’s share repurchases were executed in accordance with the safe harbor provision of Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

In July 2006, the Company’s Board of Directors also authorized an increase in the Company’s quarterly cash dividend.  Beginning in October 2006, the Company will pay a quarterly dividend of $0.06 per share of common stock.  The dividend rate was previously $0.04 per share of common stock.

NOTE 11 – NET INCOME PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the applicable periods, while diluted EPS is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding.

The following is a reconciliation of the number of shares and per share amounts used in the basic and diluted EPS computations:

	Three Months Ended
	August 26, 2006		August 27, 2005
		Net		Net
		Income		Income
	Shares	Per Share	Shares	Per Share
Basic	37,401,006	$0.21	35,840,403	$0.16

Effect of dilution from stock-based compensation plans	648,059	—	371,918	—

Diluted	38,049,065	$0.21	36,212,321	$0.16

	Six Months Ended
	August 26, 2006		August 27, 2005
		Net		Net
		Income		Income
	Shares	Per Share	Shares	Per Share

Basic	36,901,264	$0.61	35,793,387	$0.42

Effect of dilution from stock-based compensation plans	672,039	0.01	364,282	0.01

Diluted	37,573,303	$0.60	36,157,669	$0.41

Stock options of 4,175 and 26,185 were excluded from the shares used in the computation of diluted EPS for the three and six months ended August 26, 2006, as they were anti-dilutive.  Stock options of 1,607,249 were excluded from the shares used in the computation of diluted EPS for both the three and six month periods ended August 27, 2005, as they were anti-dilutive.

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  Additionally, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of adopting FIN No. 48, but does not anticipate that it will have a material effect on its financial position, results of operations or cash flows.

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

Store productivity

Store productivity, including sales per square foot, average unit retail price, number of transactions per store, number of units per transaction and average retail per transaction, is evaluated by management in assessing the operational performance of the Company.

Inventory turnover

The Company’s management evaluates inventory turnover as a measure of how productively inventory is bought and sold.  Inventory turnover is important as it can signal slow moving inventory, which can be critical in determining the need to take markdowns on merchandise.

Cash flow and liquidity

Management evaluates cash flow from operations, investing activities and financing activities in determining the sufficiency of the Company’s cash position.  Cash flow from operations has historically been sufficient to cover the Company’s uses of cash.  The Company expects its cash and short-term investments, combined with cash flows from operations, to be sufficient to fund anticipated capital expenditures, working capital and other requirements for liquidity for the foreseeable future.

Executive Overview

Christopher & Banks Corporation is a Minneapolis-based retailer of women’s specialty apparel, which operates stores through its wholly-owned subsidiaries:  Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company, collectively referred to as the “Company.”  As of August 26, 2006, the Company operated 753 stores in 45 states, including 518 Christopher & Banks stores, 205 C.J. Banks stores and 30 Acorn stores.  The Company’s Christopher & Banks stores offer distinctive fashions featuring exclusively designed, coordinated assortments of sportswear and sweaters in sizes four to 16.  The Company’s C.J. Banks stores offer similar assortments of women’s specialty apparel in sizes 14W and up.  The Company’s Acorn stores offer upscale women’s fashions along with complementary jewelry and accessories under private and branded labels.

In the first six months of fiscal 2007, the Company opened 15 new Christopher & Banks stores, 27 new C.J. Banks stores and nine new Acorn stores.  The Company closed three stores during the first half of the fiscal year.  In the second half of fiscal 2007, the Company anticipates it will open approximately 27 additional stores, substantially all of which will open in the third quarter, for a total of approximately 78 new store openings in fiscal 2007.  The Company currently plans to grow its store base by approximately 85 to 100 new stores in fiscal 2008.

On October 3, 2006, the Company announced the election of Mark A. Cohn to its Board of Directors effective October 2, 2006.  Mr. Cohn will serve as an additional Class 3 director.  The election of Mr. Cohn increases the number of seats on the Company’s Board of Directors to eight and the number of independent Directors to seven.

In July 2006, the Company’s Board of Directors authorized a two-year stock repurchase program enabling the Company to purchase up to $20 million of the Company’s common stock, subject to market conditions.  As of August 26, 2006, the Company had repurchased 44,000 shares of its common stock for a total cost of approximately $1.2 million under this program.

The common stock repurchased under the Company’s most recent authorization is being held in treasury.  All of the Company’s share repurchases were executed in the open market, and no shares were repurchased from related parties.  In addition, all of the Company’s share repurchases were executed in accordance with the safe harbor provision of Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

In July 2006, the Company’s Board of Directors also authorized an increase in the Company’s quarterly cash dividend.  Beginning in October 2006, the Company will pay a quarterly dividend of $0.06 per share of common stock.  The dividend rate was previously $0.04 per share of common stock.

On June 12, 2006, the Company entered into an employment agreement with Matthew P. Dillon, President and Chief Merchandising Officer, under which he will be named President and Chief Executive Officer effective March 1, 2007.  Mr. Dillon will also be appointed to the Company’s Board of Directors concurrently with his promotion to Chief Executive Officer.

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

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in Note 1 of the notes to consolidated financial statements contained within the Company’s Annual Report on Form 10-K.  Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  On an ongoing basis, the Company evaluates its estimates, including those related to customer product returns, inventories, income taxes, medical and workers’ compensation claims and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There has been no material changes in the Company’s critical accounting policies during the six months ended August 26, 2006.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company’s consolidated condensed statement of income expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	August 26,	August 27,	August 26,	August 27,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Merchandise, buying and occupancy costs, exclusive of depreciation and amortization	59.9	60.3	57.4	59.5
Selling, general and administrative expenses	27.5	27.7	26.3	26.5
Depreciation and amortization	3.8	4.1	3.7	3.9
Operating income	8.8	7.9	12.6	10.1
Interest income	1.0	0.4	0.8	0.3
Income before income taxes	9.8	8.3	13.4	10.4
Income tax provision	3.8	3.2	5.2	4.0
Net income	6.0%	5.1%	8.2%	6.4%

Three Months Ended August 26, 2006 Compared to Three Months Ended August 27, 2005

Net Sales.  Net sales for the three months ended August 26, 2006 were $131.6 million, an increase of $20.8 million or 19%, from $110.8 million for the three months ended August 27, 2005.  The increase in net sales was due to an increase in the number of stores operated by the Company combined with an 8% increase in same-store sales.  The Company operated 753 stores at August 26, 2006, compared to 674 stores at August 27, 2005.  The 8% increase in same-store sales resulted from strong customer acceptance of the Company’s merchandise assortment in the second quarter of fiscal 2007.  Same-store sales increased by 14% for stores opened by the Company in fiscal 2004, 2005 and 2006, while the mature base of stores, opened in fiscal 2003 and earlier, reported a 6% increase in same-store sales.

The Company’s same-store sales data is calculated based on the change in net sales for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall, though the Company typically does not expand or relocate stores within a mall.  Stores where square footage has been changed by more than 25 percent are excluded from the same-store sales calculation.  Stores closed during the year are included in the same-store sales calculation only for the full months of the year the stores were open.

Merchandise, Buying and Occupancy Costs, exclusive of depreciation and amortization.  Merchandise, buying expenses and occupancy costs, exclusive of depreciation and amortization, were $78.8 million, or 59.9% of net sales, during the second quarter of fiscal 2007, compared to $66.8 million, or 60.3% of net sales, during the same period in fiscal 2006.  The decline in merchandising, buying and occupancy costs as a percent of net sales was mainly attributable to improved full price selling resulting in a decreased level of markdowns as customers reacted strongly to the Company’s second quarter merchandise assortment.  In addition, 50 basis points of positive leverage of occupancy costs was offset by increased merchandise department salary, bonus and other compensation related costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended August 26, 2006 were $36.1 million, or 27.5% of net sales, compared to $30.7 million, or 27.7% of net sales, for the three months ended August 27, 2005, resulting in 20 basis points of positive leverage.  The Company gained positive leverage from controlling store level costs.  In addition, a lower level of self-insured medical claims also contributed to achieving positive leverage.  These gains were substantially offset by bonus and stock-based compensation expense, which accounted for approximately 170 more basis points of selling, general and administrative expenses in the second quarter of fiscal 2007 than in the second quarter of fiscal 2006.

Depreciation and Amortization.  Depreciation and amortization was $5.0 million, or 3.8% of net sales, in the second quarter of fiscal 2007, compared to $4.5 million, or 4.1% of net sales, in the second quarter of fiscal 2006.  The increase in amount of depreciation and amortization expense was a result of capital expenditures made during the past year.  The Company opened 51 new stores in the first six months of fiscal 2007 and 69 new stores in all of fiscal 2006.

Operating Income.  As a result of the foregoing factors, operating income for the three months ended August 26, 2006 was $11.6 million, or 8.8% of net sales, compared to operating income of $8.8 million, or 7.9% of net sales, for the three months ended August 27, 2005.

Interest Income.  For the quarter ended August 26, 2006, interest income increased to approximately $1.3 million from $460,178 for the quarter ended August 27, 2005.  The increase resulted from higher interest rates on short-term investments, combined with a larger balance of cash equivalents and short-term investments in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006.  As of August 26, 2006, the company had $126.7 million of cash, cash-equivalents and short-term investments, compared to $62.7 million at August 27, 2005.

Income Taxes.  Income tax expense in the second quarter of fiscal 2007 was $5.0 million, with an effective tax rate of 38.8%, compared to $3.6 million, with an effective tax rate of 38.6%, in the second quarter of fiscal 2006.  The increase in the effective tax rate was due to an increase in state income taxes resulting from the estimated mix of apportionment of the Company’s income among the 45 states in which it operates.

Net Income.  As a result of the foregoing factors, net income for the three months ended August 26, 2006 was $7.9 million, or 6.0% of net sales, and $0.21 per diluted share, compared to $5.7 million, or 5.1% of net sales, and $0.16 per diluted share, for the three months ended August 27, 2005.

Six Months Ended August 26, 2006 Compared to Six Months Ended August 27, 2005

Net Sales.  Net sales for the six months ended August 26, 2006 were $274.1 million, an increase of $40.6 million or 17%, from $233.5 million for the six months ended August 27, 2005.  The increase in net sales was due to an increase in the number of stores operated by the Company, combined with an 8% increase in same-store sales.  The Company operated 753 stores at August 26, 2006, compared to 674 stores at August 27, 2005.  The 8% increase in same-store sales resulted from strong customer acceptance of the Company’s merchandise assortment in the first two quarters of fiscal 2007.

The Company’s same-store sales data is calculated based on the change in net sales for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall, though the Company typically does not expand or relocate stores within a mall.  Stores where square footage has been changed by more than 25 percent are excluded from the same-store sales calculation.  Stores closed during the year are included in the same-store sales calculation only for the full months of the year the stores were open.

Merchandise, Buying and Occupancy Costs, exclusive of depreciation and amortization.  Merchandise, buying expenses and occupancy costs, exclusive of depreciation and amortization, were $157.4 million, or 57.4% of net sales, during the first six months of fiscal 2007, compared to $138.9 million, or 59.5% of net sales, during the same period in fiscal 2006.  The decline in merchandising, buying and occupancy costs as a percent of net sales was mainly attributable to improved full price selling resulting in a decreased level of markdowns as customers reacted strongly to the Company’s merchandise assortment.  Improvement in the Company’s merchandise margins was slightly offset by increased merchandise department salary, bonus and other compensation related costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the six months ended August 26, 2006 were $72.2 million, or 26.3% of net sales, compared to $62.0 million, or 26.5% of net sales, for the six months ended August 27, 2005, resulting in approximately 20 basis points of positive leverage.  The Company gained positive leverage from controlling store level costs.  In addition, a lower level of self-insured medical claims also contributed to achieving positive leverage.  These gains were substantially offset by bonus and stock-based compensation expense, which accounted for approximately 130 more basis points of selling, general and administrative expenses in the first half of fiscal 2007 than in the first half of fiscal 2006.

Depreciation and Amortization.  Depreciation and amortization was $10.0 million, or 3.7% of net sales, in the first half of fiscal 2007, compared to $9.0 million, or 3.9% of net sales, in the first half of fiscal 2006. The increase in the amount of depreciation and amortization expense was a result of capital expenditures made during the past year.  The Company opened 51 new stores in the first six months of fiscal 2007 and 69 new stores in all of fiscal 2006.

Operating Income.  As a result of the foregoing factors, operating income for the six months ended August 26, 2006 was $34.5 million, or 12.6% of net sales, compared to operating income of $23.6 million, or 10.1% of net sales, for the six months ended August 27, 2005.

Interest Income.  For the six months ended August 26, 2006, interest income increased to approximately $2.3 million from $786,993 for the six months ended August 27, 2005.  The increase resulted from higher interest rates on short-term investments, combined with a larger balance of cash equivalents and short-term investments in the first half of fiscal 2007 compared to the first half of fiscal 2006.  As of August 26, 2006, the company had $126.7 million of cash, cash-equivalents and short-term investments, compared to $62.7 million at August 27, 2005.

Income Taxes.  Income tax expense in the first half of fiscal 2007 was $14.3 million, with an effective tax rate of 38.8%, compared to $9.4 million, with an effective tax rate of 38.6%, in the first half of fiscal 2006.  The increase in the effective tax rate was due to an increase in state income taxes resulting from the estimated mix of apportionment of the Company’s income among the 45 states in which it operates.

Net Income.  As a result of the foregoing factors, net income for the six months ended August 26, 2006 was $22.5 million, or 8.2% of net sales, and $0.60 per diluted share, compared to $15.0 million, or 6.4% of net sales, and $0.41 per diluted share, for the six months ended August 27, 2005.

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

Net cash provided by operating activities totaled $21.5 million for the first six months of fiscal 2007, an increase of $5.8 million from $15.7 million for the first six months of fiscal 2006.  Net cash used in investing activities included $16.3 million of capital expenditures and net purchases of short-term investments of approximately $14.3 million.  The Company opened 51 new stores and completed six store remodels during the six months ended August 26, 2006.

Net cash of $29.2 million was provided by financing activities during the first half of fiscal 2007.  The Company paid two quarterly cash dividends together totaling $2.9 million, and received approximately $28.0 million in cash as certain of the Company’s officers, directors and key employees exercised stock options during the first six months of fiscal 2007.

The Company plans to fund approximately $10 million of capital expenditures during the last six months of fiscal 2007 to open approximately 27 additional stores, to complete five store remodels and to make various improvements at its corporate office and distribution center facility.  A portion of the capital expenditures will also be utilized for new stores scheduled to open in the first quarter of fiscal 2008.  The Company currently plans to grow its store base by approximately 85 to 100 new stores in fiscal 2008.  The Company expects its cash and short-term investments, combined with cash flows from operations, to be sufficient to meet its capital expenditure, working capital and other requirements for liquidity during the remainder of fiscal 2007 and throughout fiscal 2008.

The Company maintains an Amended and Restated Revolving Credit Facility with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”) which expires on June 30, 2008.  The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit of up to $50.0 million, subject to a borrowing base formula based on inventory levels.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s floating rate, 8.25% as of August 26, 2006, plus 0.25%.  Interest is payable monthly in arrears.  The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement.  Facility fees totaled $2,364 for the six months ended August 26, 2006.  The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first six months of fiscal 2007.  Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at August 26, 2006 was $36.5 million.  As of August 26, 2006, the Company had outstanding letters of credit in the amount of $17.4 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $19.1 million at August 26, 2006.

The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of August 26, 2006, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

Merchandise Sourcing

The Company directly imported approximately 80% of its total merchandise purchases in the first half of fiscal 2007.  Substantially all of the remaining merchandise purchases were made from domestic importers.  This reliance on sourcing from foreign countries may cause the Company to be exposed to certain risks.  Import restrictions, including tariffs and quotas, and changes in such restrictions, could affect the import of apparel and might result in increased costs, delays in merchandise receipts or reduced supplies of apparel available to the Company, and could possibly have an adverse effect on the Company’s business, financial condition and results of operations.

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

The Company purchased approximately 13% and 24% of its merchandise from its largest overseas supplier during the first six months of fiscal 2007 and 2006, respectively.  Although the Company believes that its relationship with this particular vendor is good, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it can shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, there is some potential that any such disruption in supply could have a material adverse impact on the Company’s financial position and results of operations.

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

Inflation

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the quarters and six month periods ended August 26, 2006 and August 27, 2005.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates.  The Company’s results of operations could be negatively impacted by decreases in interest rates on its short-term investments.

The Company is potentially exposed to market risk from changes in interest rates relating to its Wells Fargo Revolver.  Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s floating rate, 8.25% as of August 26, 2006, plus 0.25%.  However, the Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first six months of fiscal 2007 and, given its existing liquidity position, does not expect to utilize the Wells Fargo Revolver in the near future except for its continuing use of the import letter of credit facility.

All of the Company’s purchase obligations and letters of credit with foreign suppliers are denominated in U.S. dollars.  Therefore, the Company has only minimal exposure to foreign currency exchange risks.  The Company does not hedge against foreign currency risks and believes that its foreign currency exchange risk is not significant.

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

(b)       Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended August 26, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

ITEM 1.
LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.

ITEM 1A.
RISK FACTORS

The Company’s ability to open new stores as planned in the second half of fiscal 2007 and all of fiscal 2008 is subject to various risks and uncertainties including the limited availability of sites meeting the Company’s criteria, difficulties arising in lease negotiations and delays in the build-out of new stores.  In addition to these risk factors and others set forth in this Quarterly Report on Form 10-Q, the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 25, 2006 should be carefully considered as they could materially affect the Company’s business, financial condition or future results.  The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may also materially adversely affect the Company’s business, financial condition and/or results of operations.

ITEM 2.
UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS

On July 28, 2006, the Company announced that its Board of Directors authorized a stock repurchase program enabling the Company to purchase up to $20 million of its common stock, subject to market conditions.  The following table contains information regarding the Company’s repurchases of its common stock, pursuant to this repurchase program, during the three months ended August 26, 2006:

			Total Number	Approximate
			of Shares	Dollar Value
	Total Number	Average	Purchased as	of Shares that May
	of Shares	Price Paid	Part of a Publicly	Yet be Purchased
Period	Purchased	per Share	Announced Program	Under the Program
August 14, 2006 - August 26, 2006	44,000	$27.28	44,000	$18,800,000

All of the Company’s share repurchases were executed in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

ITEM 3.
DEFAULTS UPON
SENIOR SECURITIES

There has been no default with respect to any indebtedness of the Company.

ITEM 4.
SUBMISSION OF MATTERS TO
A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on July 26, 2006, in Minneapolis, Minnesota.  The Company solicited proxies and filed definitive proxy statements with the United States Securities and Exchange Commission pursuant to Regulation 14A.  Holders of 35,129,666 shares of the Company’s common stock were present in person, or by proxy, representing 95.5% of the Company’s 36,782,116 shares outstanding on the record date.  The matters voted upon and the votes cast at the meeting were as follows:

Item 1:    Election of one Class 3 director to serve on the Board of Directors for a term of three years (expiring in July 2009):

Vote
Director	For	Witheld
James J. Fuld, Jr.	33,660,110	1,469,556

Other individuals whose term of office as Director continued after the Company’s annual meeting included Larry C. Barenbaum, Donald D. Beeler, Robert Ezrilov, Anne L. Jones, Robert B. Mang and Joseph E. Pennington.

Item 2:  Approval of the Company’s 2006 Equity Incentive plan for Non-Employee Directors:

Vote
			Broker
For	Against	Abstain	Non-Vote
30,726,293	4,385,391	17,982	—

Item 3:  Approval of the Company’s 2006 Senior Executive Incentive Plan:

Vote
			Broker
For	Against	Abstain	Non-Vote
28,540,554	1,913,715	14,014	4,661,383

Item 4:    Ratification and approval of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 3, 2007:

Vote
			Broker
For	Against	Abstain	Non-Vote
33,752,702	1,374,631	2,333	—

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

CHRISTOPHER & BANKS CORPORATION

Dated:	October 5, 2006	By	/S/ JOSEPH E. PENNINGTON

Joseph E. Pennington
Chief Executive Officer

Signing on behalf of the
Registrant as principal
executive officer.

Dated:	October 5, 2006	By	/S/ ANDREW K. MOLLER

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