Form 10-Q
period 2006-11-25
CHRISTOPHER & BANKS CORP
filed 2007-01-04
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2006

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

Large accelerated filer  ☒                        Accelerated filer  ☐                         Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES   ☐        NO   ☒

As of December 29, 2006, 37,230,551 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION
QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I

FINANCIAL INFORMATION

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 25,	February 25,	November 26,
	2006	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$59,379,627	$62,384,999	$32,740,073
Short-term investments	53,800,000	30,000,000	36,830,400
Accounts receivable	6,523,830	4,753,303	7,580,787
Merchandise inventory	55,421,481	37,871,375	42,917,607
Income taxes receivable	2,064,032	—	—
Other current assets	5,195,127	5,630,709	4,898,677
Total current assets	182,384,097	140,640,386	124,967,544

Property, equipment and improvements, net	128,176,122	118,341,542	117,481,716

Other assets:
Goodwill	3,587,052	3,587,052	3,587,052
Intangible assets	602,572	684,445	711,736
Other	646,494	209,869	211,840
Total other assets	4,836,118	4,481,366	4,510,628

Total assets	$315,396,337	$263,463,294	$246,959,888

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,058,148	$9,853,345	$8,311,408
Accrued salaries, wages and related expenses	8,334,388	5,449,508	7,310,584
Other accrued liabilities	16,939,213	20,480,816	12,926,164
Total current liabilities	32,331,749	35,783,669	28,548,156

Other liabilities:
Deferred lease incentives	21,896,081	21,802,869	20,202,839
Deferred rent obligations	10,581,792	9,609,999	9,262,059
Other	—	3,473,858	3,375,856
Total other liabilities	32,477,873	34,886,726	32,840,754

Commitments	—	—	—

Stockholders’ equity:
Preferred stock – $0.01 par value, 1,000,000 shares authorized, none outstanding	—	—	—
Common stock – $0.01 par value, 74,000,000 shares authorized, 44,982,810, 43,006,151 and 42,792,492 shares issued and 37,832,074, 36,221,415 and 36,007,756 shares outstanding at November 25, 2006, February 25, 2006 and November 26, 2005, respectively	449,828	430,062	427,905

Additional paid-in capital	105,561,337	65,940,956	63,961,387
Retained earnings	213,551,634	186,997,975	181,757,780
Common stock held in treasury, 7,150,736, 6,784,736 and 6,784,736 shares at cost at November 25, 2006, February 25, 2006 and November 26, 2005, respectively	(68,976,084)	(60,576,094)	(60,576,094

				)
Total stockholders’ equity	250,586,715	192,792,899	185,570,978

Total liabilities and stockholders’ equity	$315,396,337	$263,463,294	$246,959,888

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	November 25,	November 26,
	2006	2005

Net sales	$139,265,259	$130,452,619

Costs and expenses:
Merchandise, buying and occupancy, exclusive of depreciation and amortization	84,611,297	78,065,827
Selling, general and administrative	35,793,571	33,782,503
Depreciation and amortization	5,137,780	4,712,359
Total costs and expenses	125,542,648	116,560,689

Operating income	13,722,611	13,891,930

Interest income	1,353,399	449,340

Income before income taxes	15,076,010	14,341,270

Income tax provision	5,849,493	5,613,244

Net income	$9,226,517	$8,728,026

Basic earnings per common share:

Net income	$0.24	$0.24

Basic shares outstanding	37,743,349	35,944,554

Diluted earnings per common share:

Net income	$0.24	$0.24

Diluted shares outstanding	38,233,169	36,180,980

Dividends per share	$0.06	$0.04

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended
	November 25,	November 26,
	2006	2005

Net sales	$413,348,890	$363,937,108

Costs and expenses:
Merchandise, buying and occupancy, exclusive of depreciation and amortization	241,975,934	216,920,632
Selling, general and administrative	107,985,828	95,740,539
Depreciation and amortization	15,136,518	13,734,410
Total costs and expenses	365,098,280	326,395,581

Operating income	48,250,610	37,541,527

Interest income	3,640,355	1,236,333

Income before income taxes	51,890,965	38,777,860

Income tax provision	20,133,695	15,045,768

Net income	$31,757,270	$23,732,092

Basic earnings per common share:

Net income	$0.86	$0.66

Basic shares outstanding	37,051,099	35,843,776

Diluted earnings per common share:

Net income	$0.84	$0.66

Diluted shares outstanding	37,617,374	36,165,440

Dividends per share	$0.14	$0.12

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	November 25,	November 26,
	2006	2005
Cash flows from operating activities:
Net income	$31,757,270	$23,732,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,136,518	13,643,254
Deferred income taxes	(3,878,237)	(2,671,687)
Income tax benefit on exercise of stock options	5,766,662	1,204,063
Stock-based compensation expense	3,855,639	128,432
Loss on disposal of furniture, fixtures and equipment	92,511	290,224
Changes in operating assets and liabilities, net of effects of acquisition:
Increase in merchandise inventory	(17,550,106)	(2,392,599)
Increase in accounts receivable	(1,770,527)	(3,836,299)
(Increase) decrease in income taxes receivable	(7,803,269)	1,527,451
Decrease in other current assets	473,656	1,140,616
Increase in other assets	(70,320)	(60,997)
Decrease in accounts payable	(3,553,659)	(4,068,021)
Increase (decrease) in accrued liabilities	(656,723)	1,504,210
Increase (decrease) in deferred lease incentives	93,212	(445,203)
Increase in deferred rent obligations	971,793	1,090,385

Net cash provided by operating activities	22,864,420	30,785,921

Cash flows from investing activities:
Purchases of property, equipment and improvements	(24,223,274)	(19,324,680)
Purchases of short-term investments	(79,177,900)	(38,842,729)
Redemptions of short-term investments	55,377,900	48,760,658

Net cash used in investing activities	(48,023,274)	(9,406,751)

Cash flows from financing activities:
Exercise of stock options	30,017,846	1,596,005
Dividends paid	(5,203,611)	(4,298,480)
Excess income tax benefit on exercise of stock options	5,739,237	—
Acquisition of common stock held in treasury	(8,399,990)	—

Net cash provided by (used in) financing activities	22,153,482	(2,702,475)

Net increase (decrease) in cash and cash equivalents	(3,005,372)	18,676,695

Cash and cash equivalents at beginning of period	62,384,999	14,063,378

Cash and cash equivalents at end of period	$59,379,627	$32,740,073

Supplemental cash flow information:
Income taxes paid	$21,307,134	$14,190,768
Purchases of equipment and improvements, included in accounts payable at end of period	$758,462	$56,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – STOCK-BASED COMPENSATION

General

Effective February 26, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards during the three and nine month periods ended November 25, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, February 25, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based compensation awards granted subsequent to February 25, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior period have not been restated. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by SFAS 123.

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

The Company may also grant shares of restricted stock to its employees and non-employee members of its Board of Directors.  Restricted stock awards are independent of option grants and are subject to forfeiture if employment or service terminates prior to the lapse of the restrictions.  In addition, certain of the Company’s restricted stock awards are performance based and are subject to forfeiture if the performance conditions are not met.  The Company holds the certificates for such shares in safekeeping during the vesting period and the grantee cannot transfer the shares before the respective shares vest.  Shares of nonvested restricted stock are considered to be currently issued and outstanding.  Restricted stock grants to employees vest over three to seven years, while restricted grants to Directors fully vest after six months.  The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, on a straight-line basis over the vesting period.  For these purposes, the fair market value of the restricted stock is determined based on the closing price of the Company’s common stock on the grant date.

The total compensation expense related to all stock-based awards for the three and nine month periods ended November 25, 2006, reflecting the impact of the implementation of the modified prospective transition method in accordance with SFAS 123R, was $1.6 million and $3.9 million, respectively.  Stock-based compensation expense in the third quarter and first nine months of fiscal 2007 was included in merchandise, buying and occupancy expenses for the Company’s buying and distribution employees and in selling, general and administrative expense for all other employees.

Effective February 26, 2006 the Company began recognizing stock-based compensation costs net of a forfeiture rate for only those shares expected to vest on a straight-line basis over the requisite service period of the award.  The Company estimated the forfeiture rate for the third quarter and first nine months of fiscal 2007 based on its historical experience.

As a result of adopting SFAS 123R, the impact to the consolidated statement of income for the three and nine month periods ended November 25, 2006 was a reduction in income before income taxes of $674,000 and $2.5 million, respectively, and a reduction in net income of $412,000 and $1.5 million, respectively, from what would have been presented if the Company had continued to account for stock-based compensation awards under APB 25. The impact on both basic and diluted earnings per share was $0.01 for the three months ended November 25, 2006 and $0.04 for the nine months ended November 25, 2006, from what would have been reported under APB 25.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options as cash flows from operating activities in the consolidated statement of cash flows.  SFAS 123R requires that cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows.  As a result, the Company classified approximately $5.7 million of excess tax benefits as financing cash flows for the nine months ended November 25, 2006.

The pro forma table below illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” to all stock-based employee compensation for the three and nine month periods ended November 26, 2005:

	Three Months Ended	Nine Months Ended
	November 26, 2005	November 26, 2005

Net income - as reported	$8,728,026	$23,732,092
Add stock-based compensation expense included in net income, net of related tax effects	37,866	78,608
Less total stock-based compensation expense determined under fair value method, net of related tax effects	871,960	2,375,015
Net income - pro forma	$7,893,932	$21,435,685

Basic earnings per common share:
As reported	$0.24	$0.66
Pro forma	$0.22	$0.60

Diluted earnings per common share:
As reported	$0.24	$0.66
Pro forma	$0.22	$0.59

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

The weighted average assumptions relating to the valuation of the Company’s stock options for the three and nine months ended November 25, 2006 and November 26, 2005 were as follows:

	Three Months Ended		Nine Months Ended
	November 25, 2006	November 26, 2005	November 25, 2006	November 26, 2005
Expected divdend yield	0.86%	0.80%	0.83%	0.80%
Expected volatility	48.40%	41.50%	46.77%	39.42%
Risk-free interest rate	4.71%	4.08%	4.95%	3.84%
Expected term in years	3.87	3.32	3.51	2.71

Stock-Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the nine months ended November 25, 2006:

		Weighted			Weighted Average
	Number of Shares	Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Fair Value	Remaining Contractual Life

Outstanding, beginning of period	3,745,166	$18.40	$13,140,927	$6.75
Vested	3,076,666	18.39	10,893,946	6.65
Unvested	668,500	18.43	2,246,981	7.18

Granted	137,700	27.08	—	10.15
Exercised	(1,685,574)	17.81	16,142,711	6.83
Canceled - Vested	(5,000)	18.33	17,100	7.57
Canceled - Unvested (Forfeited)	(71,900)	18.28	249,764	7.28

Outstanding, end of period	2,120,392	19.44	6,227,361	6.89	5.75
Vested	1,462,092	19.03	4,574,234	6.49	4.63
Unvested	658,300	20.35	1,653,127	7.77	8.26

Exercisable, end of period	1,462,092	19.03	4,574,234	6.49	4.63

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on November 25, 2006.

As of November 25, 2006, there was approximately $2.4 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans.  That expense is expected to be recognized over a weighted average period of approximately one year.

The following table presents a summary of the Company’s restricted stock activity for the nine months ended November 25, 2006:

	Number of Shares	Aggregate Intrinsic Value	Weighted Average Fair Value

Unvested, beginning of period	54,867	$1,193,357	$18.35
Granted	293,383	6,381,080	28.68
Vested	(9,333)	202,993	15.98
Canceled - Unvested (Forfeited)	(2,300)	50,025	19.45
Unvested, end of period	336,617	7,321,420	27.41

The total fair value of shares of restricted stock that vested during the nine months ended November 25, 2006 was $149,181.  As of November 25, 2006, there was approximately $7.9 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of approximately two years.

NOTE 3 – SHORT-TERM INVESTMENTS

 Short-term investments consisted of the following:

Description	November 25, 2006	February 25, 2006	November 26, 2005

Corporate debt securities	$—	$—	$1,980,400
Auction rate securities	51,800,000	13,000,000	17,850,000
U.S. Government debt securities	2,000,000	17,000,000	17,000,000

	$53,800,000	$30,000,000	$36,830,400

NOTE 4 – MERCHANDISE INVENTORY

Merchandise inventory consisted of the following:

Description	November 25, 2006	February 25, 2006	November 26, 2005

Merchandise - in store	$49,858,230	$30,397,530	$37,116,141
Merchandise - in transit	6,622,684	7,857,968	6,190,893
Allowance for permanent markdowns	(1,059,433)	(384,123)	(389,427)

	$55,421,481	$37,871,375	$42,917,607

The Company purchased approximately 17% and 30% of its merchandise from its largest overseas supplier during the first nine months of fiscal 2007 and 2006, respectively.

NOTE 5 – PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following:

Description	Estimated Useful Life	November 25, 2006	February 25, 2006	November 26, 2005
Land		$1,596,898	$1,596,898	$1,596,898
Corporate office, distribution center and related building improvements	25 years	11,594,204	11,412,094	10,981,186
Store leasehold improvements	Term of related lease, typically 10 years	81,947,965	75,854,008	71,408,305
Store furniture and fixtures	Three to 10 years	95,394,673	87,073,269	81,922,666
Point of sale hardware and software	Five years	8,421,081	7,615,806	7,587,798
Corporate office and distribution center furniture, fixtures and equipment	Seven years	2,664,462	2,506,908	2,477,238
Computer hardware and software	Three to five years	5,191,478	4,248,354	4,386,372
Construction in progress	—	11,725,924	4,733,032	9,256,914
		218,536,685	195,040,369	189,617,377
Less accumulated depreciation and amortization		90,360,563	76,698,827	72,135,661

Net property, equipment and improvements		$128,176,122	$118,341,542	$117,481,716

NOTE 6 – GOODWILL

The Company recognizes the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed as goodwill.  Goodwill is tested for impairment on an annual basis in the fourth quarter and between annual tests whenever impairment may be indicated.  Fair values are calculated based on an estimate of future cash flows, compared to the corresponding carrying value of the acquired entity, including goodwill.  Impairment losses will be recognized whenever the implied fair value is less than the carrying value of the related asset.  There were no impairments or other changes to the recorded amounts of goodwill for the periods presented.

NOTE 7 – INTANGIBLES

Intangible assets consisted of the following:

	November 25, 2006	February 25, 2006	November 26, 2005

Customer lists	$830,000	$830,000	$830,000
Accumulated amortization	(227,428)	(145,555)	(118,264)
	$602,572	$684,445	$711,736

Aggregate amortization expense for the nine months ended November 25, 2006 was $81,873.  Estimated aggregate amortization expense for fiscal 2007 and the next five fiscal years is as follows:

Fiscal 2007	$109,167
Fiscal 2008	100,278
Fiscal 2009	82,500
Fiscal 2010	82,500
Fiscal 2011	82,500
Fiscal 2012	82,500

NOTE 8 – ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

Description	November 25, 2006	February 25, 2006	November 26, 2005

Gift card, certificate and store credit liabilities	$7,351,350	$11,090,927	$5,645,681
Accrued income, sales and other taxes payable	3,063,606	3,231,408	3,078,607
Accrued occupancy related expenses	922,250	1,066,279	1,070,987
Other accrued liabilities	5,602,007	5,092,202	3,130,889

	$16,939,213	$20,480,816	$12,926,164

NOTE 9 – LONG-TERM DEBT

The Company maintains an Amended and Restated Revolving Credit Facility with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”) which expires on June 30, 2008.  The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit of up to $50.0 million, subject to a borrowing base formula based on inventory levels.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s floating rate, 8.25% as of November 25, 2006, plus 0.25%.  Interest is payable monthly in arrears.  The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement.  Facility fees totaled $3,685 for the nine months ended November 25, 2006.  The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first nine months of fiscal 2007.  Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at November 25, 2006 was $42.8 million.  As of November 25, 2006, the Company had outstanding letters of credit in the amount of $16.0 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $26.8 million at November 25, 2006.

The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of November 25, 2006, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

NOTE 10 – STOCKHOLDERS’ EQUITY

In July 2006, the Company’s Board of Directors authorized a two-year stock repurchase program enabling the Company to purchase up to $20 million of its common stock, subject to market conditions.  In December 2006, the Company’s Board of Directors authorized a $20 million increase in the repurchase program bringing the total dollar amount of stock that can be purchased under the program to $40 million.  As of December 14, 2006, the Company had repurchased 968,523 shares of its common stock for a total cost, including commissions, of approximately $20.0 million.  Of the 968,523 shares which were repurchased, 366,000 were repurchased through November 25, 2006 at a total cost, including commissions, of approximately $8.4 million.

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

In July 2006, the Company’s Board of Directors also authorized an increase in the Company’s quarterly cash dividend.  Beginning in October 2006, the Company paid a quarterly dividend of $0.06 per share of common stock.  The dividend rate was previously $0.04 per share of common stock.

NOTE 11 – NET INCOME PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the applicable periods, while diluted EPS is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding.

The following is a reconciliation of the number of shares and per share amounts used in the basic and diluted EPS computations:

	Three Months Ended
	November 25, 2006		November 26, 2005
	Shares	Net Income Per Share	Shares	Net Income Per Share

Basic	37,743,349	$0.24	35,944,554	$0.24

Effect of dilution from stock-based compensation plans	489,820	—	236,426	—

Diluted	38,233,169	$0.24	36,180,980	$0.24

	Nine Months Ended
	November 25, 2006		November 26, 2005
	Shares	Net Income Per Share	Shares	Net Income Per Share

Basic	37,051,099	$0.86	35,843,776	$0.66

Effect of dilution from stock-based compensation plans	566,275	0.02	321,664	—

Diluted	37,617,374	$0.84	36,165,440	$0.66

Stock options of 114,000 and 124,700 were excluded from the shares used in the computation of diluted EPS for the three and nine months ended November 25, 2006, as they were anti-dilutive.  Stock options of 2,854,649 and 1,622,249 were excluded from the shares used in the computation of diluted EPS for the three and nine months ended November 26, 2005, as they were anti-dilutive.

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  Additionally, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of adopting FIN No. 48, but does not anticipate the adoption will have a material effect on its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, established a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, rather it is applicable under other accounting pronouncements that require or permit fair value measurements.  The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings.  The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of adopting SFAS No. 157, but does not anticipate it will have a material effect on its financial position, results of operations or cash flows.

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

Cash flow and liquidity

Management evaluates cash flow from operations, investing activities and financing activities in determining the sufficiency of the Company’s cash position.  Cash flow from operations has historically been sufficient to cover the Company’s uses of cash.  The Company expects its cash and short-term investments, combined with cash flows from operations, to be sufficient to fund anticipated capital expenditures, working capital and other requirements for liquidity for the balance of fiscal 2007 and throughout fiscal 2008.

Executive Overview

Christopher & Banks Corporation is a Minneapolis-based retailer of women’s specialty apparel, which operates stores through its wholly-owned subsidiaries:  Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company, collectively referred to as the “Company.”  As of November 25, 2006, the Company operated 778 stores in 45 states, including 524 Christopher & Banks stores, 217 C.J. Banks stores and 37 Acorn stores.  The Company’s Christopher & Banks stores offer distinctive fashions featuring exclusively designed, coordinated assortments of sportswear and sweaters in sizes four to 16.  The Company’s C.J. Banks stores offer similar assortments of women’s specialty apparel in sizes 14W and up.  The Company’s Acorn stores offer upscale women’s fashions along with complementary jewelry and accessories under private and branded labels.

In the first nine months of fiscal 2007, the Company opened 22 new Christopher & Banks stores, 39 new C.J. Banks stores and 16 new Acorn stores.  The Company closed three stores during the first nine months of the fiscal year.  In the fourth quarter the Company opened one additional new store increasing the total number of new store openings in fiscal 2007 to 78.  The Company currently plans to grow its store base by approximately 80 new stores in fiscal 2008.

On December 14, 2006, the Company announced it had amended its employment agreement with Matthew P. Dillon, President and Chief Merchandising Officer, naming him President and Chief Executive Officer effective January 1, 2007.  Mr. Dillon was also appointed to the Company’s Board of Directors as an additional Class 2 director concurrent with his promotion to Chief Executive Officer.  The Company had previously announced that Mr. Dillon would become Chief Executive Officer on March 1, 2007.  The Company also announced that since the transition of responsibilities to Mr. Dillon was substantially completed, Joseph E. Pennington would resign as Chief Executive Officer and as a member of the Company’s Board of Directors on December 31, 2006.  After December 31, 2006, Mr. Pennington will continue to be employed by the Company as a non-officer employee in an advisory role through August 31, 2008.

On November 14, 2006, the Company announced that David H. Weiser joined the Company as Senior Vice President, General Counsel.  Mr. Weiser has subsequently left the Company.

On October 3, 2006, the Company announced the election of Mark A. Cohn to its Board of Directors effective October 2, 2006.  Mr. Cohn will serve as an additional Class 3 director.  The election of Mr. Cohn increases the number of seats on the Company’s Board of Directors to eight and the number of independent Directors to seven.

In July 2006, the Company’s Board of Directors authorized a two-year stock repurchase program enabling the Company to purchase up to $20 million of its common stock, subject to market conditions.  In December 2006, the Company’s Board of Directors authorized a $20 million increase in the repurchase program bringing the total dollar amount of stock that can be purchased under the program to $40 million.  As of December 14, 2006, the Company had repurchased 968,523 shares of its common stock for a total cost, including commissions, of approximately $20.0 million.

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

In July 2006, the Company’s Board of Directors authorized an increase in the Company’s quarterly cash dividend.  Beginning in October 2006, the Company began paying a quarterly dividend of $0.06 per share of common stock.  The dividend rate was previously $0.04 per share of common stock.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in Note 1 of the notes to consolidated financial statements contained within the Company’s Annual Report on Form 10-K.  Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  On an ongoing basis, the Company evaluates its estimates, including those related to customer product returns, inventories, income taxes, medical and workers’ compensation claims and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There have been no material changes in the Company’s critical accounting policies during the nine months ended November 25, 2006.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company’s condensed consolidated statement of income expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	November 25, 2006	November 26, 2005	November 25, 2006	November 26, 2005

Net sales	100.0%	100.0%	100.0%	100.0%

Merchandise, buying and occupancy costs, exclusive of depreciation and amortization	60.8	59.8	58.5	59.6

Selling, general and administrative expenses	25.7	25.9	26.1	26.3

Depreciation and amortization	3.6	3.6	3.7	3.8

Operating income	9.9	10.7	11.7	10.3

Interest income	0.9	0.3	0.9	0.3

Income before income taxes	10.8	11.0	12.6	10.6

Income tax provision	4.2	4.3	4.9	4.1

Net income	6.6%	6.7%	7.7%	6.5%

Three Months Ended November 25, 2006 Compared to Three Months Ended November 26, 2005

Net Sales.  Net sales for the three months ended November 25, 2006 were $139.3 million, an increase of $8.8 million or 7%, from $130.5 million for the three months ended November 26, 2005.  The increase in net sales was due to an increase in the number of stores operated by the Company, partially offset by a 1% decline in same-store sales.  The Company operated 778 stores at November 25, 2006, compared to 707 stores at November 26, 2005.  The 1% decrease in same-store sales resulted from soft customer response to the Company’s merchandise assortment in October and November.  For the quarter, same-store sales increased by 4% for stores opened by the Company in fiscal 2004, 2005 and 2006, while the mature base of 427 stores, opened in fiscal 2003 and earlier, reported a 3% decline in same-store sales.

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

Merchandise, Buying and Occupancy Costs, exclusive of depreciation and amortization.  Merchandise, buying expenses and occupancy costs, exclusive of depreciation and amortization, were $84.6 million, or 60.8% of net sales, during the third quarter of fiscal 2007, compared to $78.1 million, or 59.8% of net sales, during the same period in fiscal 2006.  The approximate 90 basis point increase in merchandising, buying and occupancy costs as a percent of net sales was a result of approximately 70 basis points of negative leverage due to a higher level of markdowns, approximately 50 basis points of negative leverage related to rent expense and approximately 40 basis points of negative leverage due to distribution, utilities, maintenance and other expenses.  This negative leverage was offset by approximately 70 basis points of positive leverage related to the reversal of approximately $1.0 million of accrued bonus expense for the merchandise staff.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended November 25, 2006 were $35.8 million, or 25.7% of net sales, compared to $33.8 million, or 25.9% of net sales, for the three months ended November 26, 2005, resulting in 20 basis points of positive leverage.  A reversal of approximately $1.5 million of accrued bonus expense contributed approximately 110 basis points of positive leverage.  In addition, approximately 50 basis points of positive leverage was gained from lower self-insured medical costs.  Offsetting this positive leverage was approximately 110 basis points of negative leverage related to stock-based compensation expense and approximately 30 basis points of negative leverage related to other selling, general and administrative expenses that could not be leveraged with the 1% decline in same-store sales.

Depreciation and Amortization.  Depreciation and amortization was $5.1 million, or 3.6% of net sales, in the third quarter of fiscal 2007, compared to $4.7 million, or 3.6% of net sales, in the third quarter of fiscal 2006.  The increase in the amount of depreciation and amortization expense was a result of capital expenditures made during the past year.  The Company opened 77 new stores in the first nine months of fiscal 2007 and 69 new stores in all of fiscal 2006.

Operating Income.  As a result of the foregoing factors, operating income for the three months ended November 25, 2006 was $13.7 million, or 9.9% of net sales, compared to operating income of $13.9 million, or 10.7% of net sales, for the three months ended November 26, 2005.

Interest Income.  For the quarter ended November 25, 2006, interest income increased to approximately $1.4 million from $449,340 for the quarter ended November 26, 2005.  The increase resulted from higher interest rates on short-term investments, combined with a larger balance of cash equivalents and short-term investments in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006.  As of November 25, 2006, the Company had $113.2 million of cash, cash-equivalents and short-term investments, compared to $69.6 million at November 26, 2005.

Income Taxes.  Income tax expense in the third quarter of fiscal 2007 was $5.8 million, with an effective tax rate of 38.8%, compared to $5.6 million, with an effective tax rate of 39.1%, in the third quarter of fiscal 2006.

Net Income.  As a result of the foregoing factors, net income for the three months ended November 25, 2006 was $9.2 million, or 6.6% of net sales, and $0.24 per diluted share, compared to $8.7 million, or 6.7% of net sales, and $0.24 per diluted share, for the three months ended November 26, 2005.

Nine Months Ended November 25, 2006 Compared to Nine Months Ended November 26, 2005

Net Sales.  Net sales for the nine months ended November 25, 2006 were $413.3 million, an increase of $49.4 million or 14%, from $363.9 million for the nine months ended November 26, 2005.  The increase in net sales was due to an increase in the number of stores operated by the Company combined with a 4% increase in same-store sales.  The Company operated 778 stores at November 25, 2006, compared to 707 stores at November 26, 2005.  The 4% increase in same-store sales resulted from strong customer acceptance of the Company’s merchandise assortment from March through August, offset by softer performance in October and November.

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

Merchandise, Buying and Occupancy Costs, exclusive of depreciation and amortization.  Merchandise, buying expenses and occupancy costs, exclusive of depreciation and amortization, were $242.0 million, or 58.5% of net sales, during the first nine months of fiscal 2007, compared to $216.9 million, or 59.6% of net sales, during the same period in fiscal 2006.  The decline in merchandising, buying and occupancy costs as a percent of net sales was mainly attributable to a decreased level of markdowns as customers reacted strongly to the Company’s merchandise assortment in the first and second quarters of the year.  This was offset in the third quarter by increased markdowns as customer demand for the Company’s merchandise softened in October and November.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the nine months ended November 25, 2006 were $108.0 million, or 26.1% of net sales, compared to $95.7 million, or 26.3% of net sales, for the nine months ended November 26, 2005, resulting in approximately 20 basis points of positive leverage.  The Company gained positive leverage from controlling store level costs.  In addition, a lower level of self-insured medical claims also contributed to achieving positive leverage.  These gains were substantially offset by stock-based compensation expense which accounted for approximately 80 more basis points of selling, general and administrative expenses in the first nine months of fiscal 2007 than in the first nine months of fiscal 2006.

Depreciation and Amortization.  Depreciation and amortization was $15.1 million, or 3.7% of net sales, in the first nine months of fiscal 2007, compared to $13.7 million, or 3.8% of net sales, in the first nine months of fiscal 2006. The increase in the amount of depreciation and amortization expense was a result of capital expenditures made during the past year.  The Company opened 77 new stores in the first nine months of fiscal 2007 and 69 new stores in all of fiscal 2006.

Operating Income.  As a result of the foregoing factors, operating income for the nine months ended November 25, 2006 was $48.3 million, or 11.7% of net sales, compared to operating income of $37.5 million, or 10.3% of net sales, for the nine months ended November 26, 2005.

Interest Income.  For the nine months ended November 25, 2006, interest income increased to approximately $3.6 million from $1.2 million for the nine months ended November 26, 2005.  The increase resulted from higher interest rates on short-term investments, combined with a larger balance of cash equivalents and short-term investments in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006.  As of November 25, 2006, the company had $113.2 million of cash, cash-equivalents and short-term investments, compared to $69.6 million at November 26, 2005.

Income Taxes.  Income tax expense in the first nine months of fiscal 2007 was $20.1 million, with an effective tax rate of 38.8%, compared to $15.0 million, with an effective tax rate of 38.8%, in the first nine months of fiscal 2006.

Net Income.  As a result of the foregoing factors, net income for the nine months ended November 25, 2006 was $31.8 million, or 7.7% of net sales, and $0.84 per diluted share, compared to $23.7 million, or 6.5% of net sales, and $0.66 per diluted share, for the nine months ended November 26, 2005.

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

Net cash provided by operating activities totaled $22.9 million for the first nine months of fiscal 2007, a decrease of $7.9 million from $30.8 million for the first nine months of fiscal 2006.  The decrease in net cash provided by operating activities was primarily a result of a $17.6 million increase in merchandise inventory in the first nine months of fiscal 2007 compared to a $2.4 million increase in merchandise inventory in the first nine months of fiscal 2006, partially offset by increased net income and stock-based compensation expense in fiscal 2007 compared to fiscal 2006.  Net cash used in investing activities included $24.2 million of capital expenditures and net purchases of short-term investments of approximately $23.8 million.  The Company opened 77 new stores and completed eight store remodels during the nine months ended November 25, 2006.

Net cash of $22.2 million was provided by financing activities during the first nine months of fiscal 2007.  The Company paid three quarterly cash dividends together totaling $5.2 million, repurchased 366,000 shares of its common stock at a total cost, including commissions, of approximately $8.4 million, and received approximately $30.0 million in cash as certain of the Company’s officers, directors and key employees exercised stock options during the first nine months of fiscal 2007.

The Company plans to fund approximately $4 million of capital expenditures during the last three months of fiscal 2007, most of which will relate to stores scheduled to open in the first quarter of fiscal 2008.  The Company currently plans to open approximately 80 new stores in fiscal 2008.  The Company expects its cash and short-term investments, combined with cash flows from operations, to be sufficient to meet its capital expenditure, working capital and other requirements for liquidity during the remainder of fiscal 2007 and throughout fiscal 2008.

The Company maintains an Amended and Restated Revolving Credit Facility with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”) which expires on June 30, 2008.  The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit of up to $50.0 million, subject to a borrowing base formula based on inventory levels.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s floating rate, 8.25% as of November 25, 2006, plus 0.25%.  Interest is payable monthly in arrears.  The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement.  Facility fees totaled $3,685 for the nine months ended November 25, 2006.  The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first nine months of fiscal 2007.  Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at November 25, 2006 was $42.8 million.  As of November 25, 2006, the Company had outstanding letters of credit in the amount of $16.0 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $26.8 million at November 25, 2006.

The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of November 25, 2006, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

Merchandise Sourcing

The Company directly imported approximately 77% of its total merchandise purchases during the first nine months of fiscal 2007.  Substantially all of the remaining merchandise purchases were made from domestic importers.  This reliance on sourcing from foreign countries may cause the Company to be exposed to certain risks.  Import restrictions, including tariffs and quotas, and changes in such restrictions, could affect the import of apparel and might result in increased costs, delays in merchandise receipts or reduced supplies of apparel available to the Company, and could possibly have an adverse effect on the Company’s business, financial condition and results of operations.

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

The Company purchased approximately 17% and 30% of its merchandise from its largest overseas supplier during the first nine months of fiscal 2007 and 2006, respectively.  Although the Company believes that its relationship with this particular vendor is good, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it can shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, there is some potential that any such disruption in supply could have a material adverse impact on the Company’s financial position and results of operations.

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

Inflation

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the quarters and nine month periods ended November 25, 2006 and November 26, 2005.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates.  The Company’s results of operations could be negatively impacted by decreases in interest rates on its short-term investments.

The Company is potentially exposed to market risk from changes in interest rates relating to its Wells Fargo Revolver.  Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s floating rate, 8.25% as of November 25, 2006, plus 0.25%.  However, the Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first nine months of fiscal 2007 and, given its existing liquidity position, does not expect to utilize the Wells Fargo Revolver in the near future except for its continuing use of the import letter of credit facility.

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

ITEM 4.
CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, the Company’s management has evaluated the effectiveness and design of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be included in the Company’s periodic reports to the Securities and Exchange Commission under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)       Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended November 25, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

ITEM 1.
LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.

ITEM 1A.
RISK FACTORS

The Company’s ability to open new stores as planned in fiscal 2008 is subject to various risks and uncertainties including the limited availability of sites meeting the Company’s criteria, difficulties arising in lease negotiations and delays in the build-out of new stores.  In addition to these risk factors, and others set forth in this Quarterly Report on Form 10-Q, the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended February 25, 2006 should be carefully considered as they could materially affect the Company’s business, financial condition or future results.  The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may also materially adversely affect the Company’s future business, financial condition and/or results of operations.

ITEM 2.
UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS

In July 2006, the Company’s Board of Directors authorized a two-year stock repurchase program enabling the Company to purchase up to $20 million of its common stock, subject to market conditions.  In December 2006, the Company’s Board of Directors authorized a $20 million increase in the repurchase program bringing the total dollar amount of stock that can be purchased under the program to $40 million.  As of December 14, 2006, the Company had repurchased 968,523 shares of its common stock for a total cost, including commissions, of approximately $20.0 million.  Of the 968,523 shares which were repurchased, 366,000 shares were repurchased through November 25, 2006 at a total cost, including commissions, of approximately $8.4 million.

The following table contains information regarding the Company’s repurchases of its common stock, pursuant to this repurchase program, during the three months ended November 25, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program

Fiscal September:
August 27, 2006 - September 23, 2006	16,000	$25.30	60,000	$18,395,067

Fiscal October:
September 24, 2006 - October 28, 2006	—	$—	60,000	$18,395,067

Fiscal November:
October 29, 2006 - November 25, 2006	306,000	$22.21	366,000	$11,600,010

All of the Company’s share repurchases were executed in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

ITEM 3.
DEFAULTS UPON
SENIOR SECURITIES

There has been no default with respect to any indebtedness of the Company.

ITEM 4.
SUBMISSION OF MATTERS TO
A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended November 25, 2006.

ITEM 5.
OTHER INFORMATION

None.

ITEM 6.
EXHIBITS

(a)	The following exhibits are filed with this report:

	3.1	Amended and Restated By-Laws of Christopher & Banks Corporation (formerly Braun’s Fashions Corporation)

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated:	January 4, 2007	By	/S/ MATTHEW P. DILLON

Matthew P. Dillon
President and
Chief Executive Officer

Signing on behalf of the
Registrant as principal
executive officer.

Dated:	January 4, 2007	By	/S/ ANDREW K. MOLLER

Andrew K. Moller
Executive Vice President
and Chief Financial Officer

Signing on behalf of the
Registrant as principal
financial officer.

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated By-Laws of Christopher & Banks Corporation (formerly Braun’s Fashions Corporation)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002