Form 10-K
period 2007-03-03
CHRISTOPHER & BANKS CORP
filed 2007-05-02
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 3, 2007

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

YES  ☒        NO  ☐

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

YES  ☐        NO  ☒

The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant as of August 26, 2006, was approximately $925,148,775 based on the closing price of such stock as quoted on the New York Stock Exchange ($25.00) on such date.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, was 36,202,105 as of April 20, 2007 (excluding treasury shares of 8,841,918).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held August 1, 2007 (the “Proxy Statement”) are incorporated by reference into Part III.

CHRISTOPHER & BANKS CORPORATION

2007 ANNUAL REPORT ON FORM 10-K

1

PART I

ITEM 1.

BUSINESS

General

Christopher & Banks Corporation is a Minneapolis-based retailer of women’s specialty apparel, which operates retail stores through its wholly-owned subsidiaries, Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company, collectively referred to as “Christopher & Banks” or the “Company.”  As of April 20, 2007, the Company operated 790 stores in 45 states, including 526 Christopher & Banks stores, 226 C.J. Banks stores and 38 Acorn stores.  The Company’s Christopher & Banks stores offer distinctive fashions featuring exclusively designed, coordinated assortments of sportswear in sizes four to 16. The Company’s C.J. Banks stores offer similar assortments of women’s specialty apparel in sizes 14W and up.  Acorn stores offer upscale women’s fashions along with complementary jewelry and accessories under private and branded labels.

During the fiscal year ended March 3, 2007 (“fiscal 2007”), the Company opened 22 new Christopher & Banks stores, 40 new C.J. Banks stores and 16 new Acorn stores.  The Company closed five stores during fiscal 2007.  The Company plans to grow its store base in fiscal 2008 by approximately 70 stores, including opening approximately 40 new C.J. Banks stores, 25 new Christopher & Banks stores and five new Acorn stores.

Effective January 1, 2007, the Company’s Board of Directors appointed Matthew P. Dillon President and Chief Executive Officer of the Company.  Mr. Dillon previously served as the Company’s President and Chief Merchandising Officer.  The Board of Directors also elected Mr. Dillon as an additional Class 2 director concurrent with his promotion to Chief Executive Officer.  The Company’s former Chief Executive Officer, Joseph E. Pennington, resigned as Chief Executive Officer and as a member of the Company’s Board of Directors on December 31, 2006.  After December 31, 2006, Mr. Pennington will continue to be employed by the Company as a non-officer employee in an advisory role through August 31, 2008.

The Company’s business strategy is to consistently provide a well focused apparel assortment in order to satisfy its target customer’s expectations for style, value and versatility.  To differentiate itself from its competitors, the Company’s internal design group creates a diverse merchandise assortment which is manufactured exclusively for the Company under its proprietary Christopher & Banks and C.J. Banks brand names.  In its Acorn stores, the Company currently sells private label, as well as branded apparel and accessories.

Target Customer

The target customer for Christopher & Banks and C.J. Banks is a segment of the female baby boomer demographic generally ranging in age from 40 to 60.  Company research indicates this target customer has average annual household income of approximately $80,000.  Further, this customer desires versatile fashions which are suitable for both work and leisure activities.  Due to her busy lifestyle, management believes this customer prefers the convenience of shopping in regional malls.

The target customer of the Company’s Acorn stores is a more affluent female baby boomer with household income of approximately $80,000 and up.  This target customer seeks more fashion forward merchandise to fit her active, multifaceted lifestyle.

Merchandise Assortment

Substantially all merchandise offered in the Company’s stores is developed by the Company’s buyers, working in conjunction with the Company’s product design group.  The Company also has a technical design group which establishes technical specifications for the Company’s merchandise and inspects merchandise on a test basis for uniformity of size, color and overall manufacturing quality.

In fiscal 2007, the Company’s merchandise primarily included sportswear generally consisting of knit tops, shirtings, novelty jackets, sweaters, skirts, denim bottoms and bottoms of other fabrications.  The Company’s Acorn stores sell a variety of accessories in addition to sportswear.

Sweaters comprised approximately 23% of the Company’s sales in fiscal 2007, compared to approximately 30% and 34% in fiscal 2006 and 2005, respectively.  In fiscal 2008, the Company plans to continue to shift merchandise receipts away from its sweater category and expand its offering in other merchandise categories.

Merchandise Strategy

The Company has developed a variety of strategies and programs to distinguish itself from its competitors. Major elements of its merchandising strategy include:

Strong Visual Merchandise Presentation. The Company relies heavily on attracting mall traffic through appealing visual presentation.  Front-of-store displays, supplemented with lifestyle graphics, are carefully designed to draw customers into its stores.  To keep its fashions fresh, the Company introduces six different color stories each year.  Merchandise from each color story is featured in the Company’s stores for approximately 12 to 16 weeks.  Each color story is displayed in the front of the store for approximately two months.  Remaining merchandise from the color story is then moved to the back of the store for liquidation.

Direct Import Program.  During fiscal 2007, the Company directly imported approximately 75% of its total merchandise purchases. The Company anticipates that direct imports, as a percent of total purchases, will be approximately the same in fiscal 2008.  Management believes direct importing allows Christopher & Banks to obtain high quality merchandise at a lower cost and gives the Company ability to bring product to market expediently.

Private Brand Clothing — Christopher & Banks, C.J. Banks.  The use of private brand clothing produced exclusively for the Company creates a unique store identity and establishes a competitive “point of difference.”  The Company’s design staff, guided by its merchants, continually develops new designs for the Company’s private brand merchandise.  The Company uses its proprietary names exclusively for its private brand clothing.  Sales of private brand clothing comprised substantially all of the Company’s sales in fiscal 2007 and 2006.  The Company anticipates private brand clothing will account for substantially all of its sales again in fiscal 2008.

Quality Assurance. The Company employs a variety of quality control measures including color, fabric and construction analysis and sizing verification, to ensure that all merchandise meets the Company’s quality standards.

Systems and Inventory Management

The Company’s merchandise and financial information systems are updated daily with information from the Company’s point-of-sale (“POS”) registers.  In fiscal 2008, the Company plans to upgrade its POS hardware to provide enhanced functionality and improved communications ability.

In order to accommodate current and planned growth, the Company intends to invest in various information technology tools and systems.  In fiscal 2008, the Company plans to implement an enhanced data warehouse analytics tool and a new planning and allocation system.

The Company also utilizes a cost-effective program to efficiently deliver merchandise on a daily basis from the Company’s distribution center to each of its stores, which ensures a consistent flow of fresh merchandise to the stores and enables the Company to keep the aging of its inventory current.  The Company’s inventory turnover, which is calculated by dividing sales by average retail inventory, was 3.5, 3.8 and 3.9 times in fiscal 2007, 2006 and 2005, respectively.

Store Expansion

The Company plans to expand its store base by approximately 70 new stores in fiscal 2008.  Of these new stores, approximately 40 will be C.J. Banks stores, 25 will be Christopher & Banks stores and five will be Acorn stores.  The majority of the new stores will be located in states where the Company currently operates.

Development of New Concepts

The Company intends to continue to evaluate different growth vehicles and new opportunities as it deems appropriate.  Accordingly, in fiscal 2001 the Company launched its C.J. Banks concept.  These stores serve the women’s large size market by offering coordinated assortments of exclusively designed sportswear in sizes 14W and up.  In connection with this strategy, the Company developed a new C.J. Banks store prototype which is similar to, but slightly larger than, its Christopher & Banks store design.  The Company has rapidly expanded the C.J. Banks concept and as of April 20, 2007 the Company operated 226 C.J. Banks stores in 35 states.

On November 1, 2004, the Company acquired the assets and assumed certain liabilities of Gilmore Brothers Inc., a privately-held women’s specialty retailer operating stores under the name “Acorn.”  Acorn stores offer upscale women’s fashions along with complementary jewelry and accessories under private and branded labels.  The Company believes the acquisition provides a differentiated yet complementary third retail concept to its business, which will enhance its growth potential.  As of April 20, 2007, the Company operated 38 Acorn stores in 14 states.

Product Line Extensions

The Company intends to test product line extensions in certain of its locations which, if successful, could be expanded to a larger group of stores.  In March 2007, the Company tested a collection of CBK Sport product in 168 Christopher & Banks stores.  A second delivery of CBK Sport product is planned for May 2007 and in September 2007 the Company plans a delivery to a majority of its Christopher & Banks stores.

The Company plans to test accessories consisting primarily of handbags and small leather goods in certain of its Christopher & Banks locations in the fall of 2007.  In October 2007, the Company plans to test petite sizes in certain of its Christopher & Banks stores.  Test merchandise will include best selling styles across most of its merchandise categories, with an emphasis on woven bottoms.

Properties

The Company has developed a prototype store design which is currently used for approximately 95% of its Christopher & Banks and C.J. Banks store locations and approximately 60% of its Acorn stores.  These store designs are regularly modified and updated.  The store designs provide an open and inviting environment, which enables the Company to deliver a focused merchandise presentation to its customers.  The Company typically completes a major or minor remodeling of each store on a ten-year cycle.  However, during the interim, carpet replacement, painting and other minor improvements are made as needed.  The Company completed ten store remodels in fiscal 2007 and plans to complete 25 store remodels in fiscal 2008.

Store Operations

The Company manages its stores in a manner that encourages participation by the store manager and employees in the execution of the Company’s business and operational strategies.  Managers are eligible for Company incentive awards based upon exceeding planned store sales volume goals.  The Company has begun a field-training program that is designed to enhance selling and management skills of its associates through a customized program that is scheduled to be completed in the second half of fiscal 2008.

Purchasing/Sources of Supply

Direct imports accounted for approximately 75% of the Company’s total merchandise purchases in fiscal 2007.  During fiscal 2007, the Company purchased approximately 98% of its merchandise from 150 vendors and the Company’s ten largest vendors provided approximately 48% of the Company’s purchases.  In addition, purchases from the Company’s largest overseas supplier accounted for approximately 17% of total purchases, compared to 31% in fiscal 2006.

In fiscal 2008, management plans to continue to make changes to its merchandise assortment and further diversify its vendor base.  Although the Company believes that its relationship with its largest vendor is good, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it will be able to shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on the Company’s financial position and results of operations.  The Company intends to directly import approximately 75% of its purchases again in fiscal 2008.

Marketing

Historically, the Company has not engaged in significant television, radio or print advertising.  Instead, the Company has relied heavily on mall traffic to draw customers into its locations.  Beginning in fiscal 2008, the Company plans to expand its marketing efforts, with marketing related spending increasing to approximately 1% of sales.

During fiscal 2007, the Company sent periodic informational e-mail messages to customers primarily regarding new product arrivals and features.  Beginning in October 2006, the Company began utilizing an outside service provider to build a Customer Relationship Management (“CRM”) database containing customer contact information and purchase history.  The Company also began testing direct mail campaigns for Christopher & Banks and C.J. Banks customers as direct mail offers were sent to selected customers two times during the second half of fiscal 2007.  As of March 3, 2007, the Company had collected information for approximately 1.4 million customers in its CRM program.  In fiscal 2008, the Company anticipates that it will expand the number of direct mail pieces sent to its customers.  Management expects that the largest portion of its marketing expenditures in fiscal 2008 will relate to contacting customers in its CRM database via direct mail.

The Acorn stores acquired from Gilmore Brothers, Inc. use direct mail and a preferred customer program to maintain contact with its customers.  The Company intends to continue these programs in its Acorn stores.

The Company maintains websites at www.christopherandbanks.com, www.cjbanks.com and www.acornstores.com.  The websites contain information about the Company’s merchandise assortment, business and history, investor relations, employment opportunities and store locations.  Historically, the Company has not offered on-line purchasing of merchandise or gift cards through its websites.

In late fiscal 2008, the Company plans to begin selling its merchandise on-line with the launch of an e-commerce business.  The Company believes that an e-commerce enabled website will provide a customer service for those who prefer shopping through this channel.  Further, management believes the e-commerce channel will drive incremental customer traffic to its stores and strengthen its brands.  In addition, the e-commerce channel will make the Company’s products available to customers in areas of the United States where the Company does not currently operate stores.

The Company’s website references above are for textual reference only and are not intended to incorporate the Company’s websites into this Annual Report on Form 10-K.  The Company makes available free of charge, on or through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Seasonality

The Company’s quarterly results may fluctuate significantly depending on a number of factors including timing of new store openings, adverse weather conditions, shifts in the timing of certain holidays and customer response to the Company’s seasonal merchandise mix.

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

Employees

As of April 20, 2007, the Company had approximately 2,200 full-time and 4,700 part-time employees. The number of part-time employees increases during peak selling periods. None of the Company’s employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and considers its relationship with its employees to be good.

Trademarks and Service Marks

The Company, through its wholly-owned subsidiary, Christopher & Banks Company, is the owner of the federally registered trademark and service mark “Christopher & Banks,” which is its predominant private brand, and “C.J. Banks,” its large size private brand.  The Company uses the name “Acorn” for the stores it acquired from Gilmore Brothers, Inc., though it does not hold a federally registered trademark or service mark for that name. Common law rights have been established by the Company in other trademarks and service marks which it considers to be of lesser importance. Christopher & Banks believes its primary marks are important to its business and are recognized in the women’s retail apparel industry. Accordingly, the Company intends to maintain its marks and the related registrations.  Management is not aware of any challenges to the Company’s right to use its marks in the United States.

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

The Company’s efforts to select optimal retail store locations do not assure that its stores will succeed.

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

The ability of the Company to effectively manage its growth is subject to factors beyond its control.

The Company’s continued growth depends on its ability to open and operate stores successfully and to manage the Company’s planned expansion. During fiscal 2008, the Company plans to open approximately 70 new stores, including approximately 25 Christopher & Banks stores, 40 C.J. Banks stores, and five Acorn stores.  The Company’s planned expansion is dependent upon a number of factors, including locating suitable store sites, negotiating favorable lease terms, sourcing sufficient levels of inventory, hiring and training qualified management and other employees and integrating new stores into its existing operations. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable or that the Company will be able to manage its growth effectively.

The Company’s success is dependent on predicting and responding to changing customer preferences.

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

Fluctuations in comparable store sales results may adversely affect the Company’s stock price.

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

The Company competes with many retail stores and chains that are larger and have greater financial resources.

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

The Company relies on a single distribution center.

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

Changes in general economic conditions may adversely affect results.

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

The Company relies on foreign sources of production and so is exposed to possible delays, increased costs or reduced supplies.

The Company directly imported approximately 75% of its total merchandise purchases in fiscal 2007.  This reliance on sourcing from foreign countries may cause the Company to be exposed to certain risks.  Import restrictions, including tariffs and quotas, and changes in such restrictions, could affect the import of apparel and might result in increased costs, delays in merchandise receipts or reduced supplies of apparel available to the Company and could possibly have an adverse effect on the Company’s business, financial condition and/or results of operations.

The Company’s merchandise flow could also be adversely affected by political or financial instability in any of the countries where its merchandise is manufactured or by changes in the United States’ governmental policies toward such foreign countries.  In addition, merchandise receipts could be delayed due to interruptions in air, ocean and ground shipments.

The Company’s business will be adversely affected if it is unable to hire and retain talented personnel.

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

The Company’s stock price is volatile.

The market price of the Company’s common stock has fluctuated substantially in the past and there can be no assurance that the market price of the common stock will not continue to fluctuate significantly.

Future announcements or management discussions concerning the Company or its competitors, sales and profitability results, quarterly variations in operating results or monthly comparable store net sales, changes in earnings estimates by analysts or changes in accounting policies, among other factors, could cause the market price of the common stock to fluctuate substantially. In addition, stock markets, in general, have experienced price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies.

ITEM 1B.
UNRESOLVED STAFF COMMENTS

There are no matters which are required to be reported under Item 1B.

ITEM 2.
PROPERTIES

Store Locations

The Company’s Christopher & Banks and C.J. Banks stores are located primarily in regional shopping malls in mid-sized cities and suburban areas, which offer high-traffic by potential walk-in customers.  All of the Company’s stores are company-owned. Approximately 85% of the Company’s stores are located in enclosed regional malls that typically have numerous specialty stores and two or more general merchandise chains or department stores as anchor tenants.  The rest of the Company’s Christopher & Banks and C.J. Banks stores are located in lifestyle, community and strip shopping centers.  The Company attempts to locate its stores strategically within each mall or shopping center to attract walk-in customers through attractive visual displays and the use of lifestyle graphics.  Most of the Company’s 38 Acorn stores are located in upscale lifestyle centers and other distinctive shopping areas.

At April 20, 2007, Christopher & Banks stores averaged approximately 3,300 square feet, C. J. Banks stores averaged approximately 3,600 square feet and Acorn stores averaged approximately 2,400 square feet.  The Company estimates approximately 85% of the total store square footage is allocated to selling space.  At April 20, 2007, the Company operated 790 stores in 45 states as follows:

	Number of	Number of	Number of
	Christopher & Banks	C.J. Banks	Acorn
State	Stores	Stores	Stores	Total Stores
Alabama	1	—	—	1
Arizona	6	1	—	7
Arkansas	5	2	—	7
California	11	1	—	12
Colorado	19	4	2	25
Connecticut	4	—	1	5
Delaware	2	—	—	2
Florida	10	2	—	12
Georgia	4	—	4	8
Idaho	7	3	—	10
Illinois	26	14	5	45
Indiana	18	13	—	31
Iowa	24	11	—	35
Kansas	11	7	—	18
Kentucky	11	4	1	16
Maine	2	2	—	4
Maryland	7	2	—	9
Massachusetts	11	1	—	12
Michigan	30	16	2	48
Minnesota	36	12	3	51
Missouri	14	13	—	27
Montana	6	4	—	10
Nebraska	12	6	—	18
New Hampshire	3	—	—	3
New Jersey	2	—	2	4
New Mexico	4	2	—	6
New York	22	16	—	38
North Carolina	6	—	3	9
North Dakota	7	4	—	11
Ohio	37	23	6	66
Oklahoma	7	—	—	7
Oregon	8	2	—	10
Pennsylvania	41	19	—	60
Rhode Island	1	—	—	1
South Carolina	2	—	4	6
South Dakota	7	3	—	10
Tennessee	12	3	2	17
Texas	17	2	—	19
Utah	10	3	—	13
Vermont	2	1	—	3
Virginia	11	4	2	17
Washington	16	8	—	24
West Virginia	7	7	—	14
Wisconsin	24	9	1	34
Wyoming	3	2	—	5
Total	526	226	38	790

Store Leases

All of the Company’s store locations are leased. Management believes that the current commercial real estate market, combined with the Company’s relationship with nationally-recognized developers and established operating history, makes the Company an attractive tenant when negotiating terms with shopping center developers, owners or management companies.

Lease terms typically include a rental period of ten years and may contain a renewal option.  Leases generally require payments of fixed minimum rent and contingent percentage rent, calculated based on a percent of sales in excess of a specified level.  The following table, which covers all of the stores operated by the Company at April 20, 2007, indicates the number of leases expiring during the fiscal year indicated and the number of such leases with renewal options.  The number of stores with leases expiring in fiscal 2008 includes those stores which currently are operating on month-to-month terms.

	Number of	Number with
Fiscal Year	Leases Expiring	Renewal Options
2008	47	6
2009	36	7
2010	50	3
2011	65	2
2012	95	7
2013-2017	475	7
2018-2022	22	—
Total	790	32

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

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2007.

ITEM 4A.
EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers of the Company as of April 20, 2007.

Name	Age	Positions and Offices
Matthew P. Dillon	47	President and Chief Executive Officer
Monica L. Dahl	40	Executive Vice President and Chief Operating Officer
Andrew K. Moller	48	Executive Vice President and Chief Financial Officer
Steven J. Danker	50	Senior Vice President of Information Systems and Strategy
Kim A. Decker	46	Senior Vice President of Store Operations

Matthew P. Dillon has served as President and Chief Executive Officer since January 2007.  From December 2005 through December 2006, Mr. Dillon was the Company’s President and Chief Merchandising Officer.  Mr. Dillon held the position of Executive Vice President and Chief Merchandising Officer upon joining the Company in May 2005.  Prior to joining the Company, Mr. Dillon served as Vice President and Director of Merchandising for Coldwater Creek from June 2001 to April 2005.  Prior to joining Coldwater Creek he served for three years as Senior Vice President of Merchandising and Marketing for The Mark Group which operates the Mark, Fore and Strike catalog and retail stores.  Before that, Mr. Dillon was Vice President of Northwest Passages by Harry and David, a division of the Bear Creek Corporation, and held senior merchandise management positions at Spiegel. Mr. Dillon began his retail career with Bullock’s in Los Angeles.

Monica L. Dahl has served as Executive Vice President and Chief Operating Officer since December 2005.  Ms. Dahl served as Vice President of Business Development from November 2004 to December 2005.  Upon joining the Company in May 2004, Ms. Dahl was Director of Business Development.  From January 1993 to April 2004, Ms. Dahl held various positions with Wilsons Leather including Director of Sourcing; Divisional Merchandise Manager  Women’s Apparel; Director of Merchandise Planning; and several positions in the Finance department.  Ms. Dahl was with Arthur Andersen LLP from December 1987 to December 1992.

Andrew K. Moller has served as Executive Vice President and Chief Financial Officer since December 2005.  From March 1999 through December 2005, Mr. Moller served as Senior Vice President and Chief Financial Officer.  From March 1998 through February 1999, Mr. Moller was Vice President and Chief Financial Officer.  Mr. Moller was Controller from January 1995 through February 1998.  From September 1992 through December 1994, Mr. Moller was Assistant Controller.  Prior to joining the Company, Mr. Moller held managerial accounting positions with Ladbroke Racing Canterbury, Inc., a subsidiary of Ladbroke Group, and with B Dalton Bookstores. Mr. Moller also has previous experience with Arthur Andersen LLP.

Steven J. Danker has served as Senior Vice President, Information Systems and Strategy since October 2006 when he joined the Company.  From 2005 to October 2006, Mr. Danker provided management and technology consulting services.  From 2003 to 2004, Mr. Danker was Senior Vice President and Chief Information Officer for Value Vision Media, Inc. / Shop NBC.  Mr. Danker was a consultant, Interim Chief Information Officer and Senior Vice President, Business Transformation for Waldo’s Dolar Mart de Mexico from 2001 to 2003.  From 1998 to 2001, Mr. Danker was Senior Vice President and Chief Information Officer for Musicland Stores Corporation.  From 1992 to 1998, Mr. Danker held various positions with Boston Chicken, Inc.  Mr. Danker served in marketing and sales management positions with IBM from 1985 to 1992 and with NCR from 1978 to 1985.

Kim A. Decker has served as Senior Vice President, Store Operations since December 2005.  From August 2002 to December 2005, Ms. Decker served as Vice President and Director of Stores, C.J. Banks Division. From March 1998 through July 2002, Ms. Decker was the Senior Regional Manager for the Company’s Christopher & Banks division.  Ms. Decker held the position of Field Director of Store Operations with the Company from October 1996 until February 1998.  From March 1993 to September 1996, Ms. Decker was a Regional Manager and from February 1987 to February 1993, Ms. Decker was a District Manager for the Company.  From May 1980 to January 1987, Ms. Decker held various store level positions with the Company.

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

  The quarterly high and low stock sales price information for the Company’s common stock for fiscal 2007 and 2006 are included in the table below.

	Market Price
Quarter Ended	High	Low
March 3, 2007	$21.20	$17.78
November 25, 2006	$30.09	$21.33
August 26, 2006	$29.47	$25.00
May 27, 2006	$27.71	$21.27
February 25, 2006	$21.02	$15.08
November 26, 2005	$16.70	$12.36
August 27, 2005	$19.98	$15.96
May 28, 2005	$19.30	$15.62

The number of holders of record of the Company’s common stock as of April 20, 2007 was 118.  Based upon information received from the record holders, there are approximately 7,500 beneficial owners.  The last reported sales price of the Company’s common stock on April 20, 2007 was $18.17.

In fiscal 2004, the Company’s Board of Directors declared the Company’s first cash dividend.  The declaration provided for an on-going cash dividend of $0.04 per share to be paid quarterly, subject to Board approval.  In July 2006, the Company’s Board of Directors authorized an increase in the quarterly cash dividend to $0.06 per share.  The Company has declared and paid a dividend each quarter since the first declaration in fiscal 2004.

In July 2006, the Company’s Board of Directors authorized a stock repurchase program enabling the Company to purchase up to $20 million of its common stock, subject to market conditions.  In December 2006, the Company’s Board of Directors authorized a $20 million increase in the repurchase program bringing the total dollar amount of stock that could be purchased to $40 million.  During fiscal 2007, the Company repurchased 1,732,123 shares at a total cost, including commissions, of approximately $34.2 million.  In March 2006, the Company completed the repurchase program by purchasing an additional 325,059 shares of its common stock for a total cost, including commissions, of $5.8 million, bringing the total number of shares repurchased under this program to 2,057,182 at a total cost, including commissions, of approximately $40.0 million.

The common stock repurchased under this program is being held in treasury and has reduced the number of shares of the Company’s common stock outstanding by approximately 5%.  All of the Company’s share repurchases were executed in the open market and no shares were repurchased from related parties.  In addition, all of the Company’s share repurchases were executed in accordance with the safe harbor provision of Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  Depending on market conditions and the Company’s cash position, the Company may participate in additional stock repurchase programs in the future.

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:

			Total Number	Approximate
			of Shares	Dollar Value
	Total Number	Average	Purchased as	of Shares that May
	of Shares	Price Paid	Part of a Publicly	Yet be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

Fiscal December:
November 26, 2006 - December 23, 2006	602,523	$19.25	968,523	$20,000,075

Fiscal January:
December 24, 2006 - January 27, 2007	203,600	$18.91	1,172,123	$16,150,953

Fiscal February:
January 28, 2007 - March 3, 2007	560,000	$18.45	1,732,123	$5,819,657

In March 2007, the Company completed the repurchase program by purchasing an additional 325,059 shares of its common stock for a total cost, including commissions, of $5.8 million, bringing the total number of shares repurchased under this program to 2,057,182 at a total cost, including commissions, of approximately $40.0 million.

Comparative Stock Performance

The graph below compares the cumulative total shareholder return on the Common Stock of the Company (“C&B”) since March 2, 2002 to the cumulative total shareholder return of (i) the S&P 500 Index and (ii) the S&P Apparel Retail Index.  The Comparisons assume $100 was invested on March 2, 2002 in the Company’s common stock, the S&P 500 Index and the S&P Apparel Retail Index and assumes reinvestment of dividends, if any.  The information contained in this graph shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into any such filing.

ITEM 6.
SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data has been derived from the audited Consolidated Financial Statements of the Company and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes appearing in Item 8 of this Form 10-K.

	Fiscal Year Ended
	(In thousands, except per share amounts and selected operating data)
	Mar. 3,	Feb. 25,	Feb. 26,	Feb. 28,	Mar. 1,
	2007(1)	2006	2005	2004	2003
Income Statement Data:
Net sales	$547,317	$490,508	$438,862	$390,723	$338,756
Merchandise, buying and occupancy costs, exclusive of depreciation and amortization	330,473	292,072	270,937	225,490	190,496
Selling, general and administrative expenses	145,229	131,955	108,856	89,316	76,673
Depreciation and amortization	21,687	18,847	16,157	13,633	10,876

Operating income	49,928	47,634	42,912	62,284	60,711

Interest income	5,123	2,094	1,041	875	903
Interest expense	8	2	2	2	8

Income before income taxes	55,043	49,726	43,951	63,157	61,606

Income tax provision	21,357	19,313	16,935	24,354	23,659

Net income	$33,686	$30,413	$27,016	$38,803	$37,947

Basic earnings per common share: (2)
Net income	$0.90	$0.85	$0.74	$1.03	$0.99
Basic shares outstanding	37,307	35,907	36,322	37,549	38,396

Diluted earnings per common share: (2)
Net income	$0.89	$0.84	$0.73	$1.01	$0.95
Diluted shares outstanding	37,761	36,220	36,825	38,403	39,737

Dividends per share	$0.20	$0.16	$0.16	$0.08	$—

(1)  The year ended March 3, 2007 consisted of 53 weeks.  All other years presented consisted of 52 weeks.

(2)  All earnings per share amounts reported above reflect the effect of a 3-for-2 stock split effective August 27, 2003.

ITEM 6.
SELECTED CONSOLIDATED FINANCIAL DATA (Continued)

	Mar. 3,	Feb. 25,	Feb. 26,	Feb. 28,	Mar. 1,
	2007(1)	2006	2005	2004	2003

Balance Sheet Data (at end of each period in thousands):
Cash and short-term investments	$102,266	$92,385	$60,812	$88,799	$64,092
Merchandise inventory	52,355	37,871	40,525	31,300	24,134
Total assets	307,323	263,463	229,204	223,376	179,103
Long-term debt	—	—	—	—	—
Stockholders’ equity	225,765	192,793	163,209	175,666	141,701
Working capital	128,854	104,856	81,558	106,040	78,641

Selected Operating Data:
Same-store sales increase (decrease) (2)	1%	1%	(2)%	(2)%	1%
Stores at end of period	778	705	642	534	438
Net sales per gross square foot (3)	$219	$216	$220	$238	$253

(1)          The year ended March 3, 2007 contained 53 weeks.  All other years presented contained 52 weeks.

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

ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes of the Company included in Item 8 of this Form 10-K.  Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain “forward-looking statements” that involve risks and uncertainties.  The Company’s actual results could materially differ from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Item 1A of this Annual Report on Form 10-K.

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

Management considers same-store sales to be an important indicator of the Company’s performance.  Same-store sales results are important in achieving leveraging of costs, including store payroll, store occupancy, depreciation and other general and administrative expenses.  Positive same-store sales above a certain level contribute to greater leveraging of costs while negative same-store sales contribute to deleveraging of costs.  Same-store sales also have a direct impact on the Company’s total net sales, cash and cash equivalents and working capital.

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

Cash flow and liquidity

Management evaluates cash flow from operations, investing activities and financing activities in determining the sufficiency of the Company’s cash position.  Cash flow from operations has historically been sufficient to cover the Company’s uses of cash.  The Company expects its cash and short-term investments, combined with cash flows from operations, to be sufficient to fund anticipated capital expenditures, working capital and other requirements for liquidity for fiscal 2008.

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

The Company’s fiscal year ends on the Saturday nearest February 28.  The fiscal year ended March 3, 2007 consisted of 53 weeks.  The fiscal years ended February 25, 2006 and February 26, 2005 consisted of 52 weeks.

As of April 20, 2007, the Company operated 790 stores in 45 states, including 526 Christopher & Banks stores, 226 C.J. Banks stores and 38 Acorn stores.  The Company’s Christopher & Banks stores offer distinctive fashions featuring exclusively designed, coordinated assortments of sportswear in sizes four to 16. The Company’s C.J. Banks stores offer similar assortments of women’s specialty apparel in sizes 14W and up.  Acorn stores offer upscale women’s fashions along with complementary jewelry and accessories under private and branded labels.

During the fiscal year ended March 3, 2007 (“fiscal 2007”), the Company opened 22 new Christopher & Banks stores, 40 new C.J. Banks stores and 16 new Acorn stores.  The Company closed five stores during fiscal 2007.  The Company plans to grow its store base in fiscal 2008 by approximately 70 stores, including opening approximately 40 new C.J. Banks stores, 25 new Christopher & Banks stores and five new Acorn stores.

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

In July 2006, the Company’s Board of Directors authorized a stock repurchase program enabling the Company to purchase up to $20 million of its common stock, subject to market conditions.  In December 2006, the Company’s Board of Directors authorized a $20 million increase in the repurchase program bringing the total dollar amount of stock that could be purchased to $40 million.  During fiscal 2007, the Company repurchased 1,732,123 shares at a total cost, including commissions, of approximately $34.2 million.  In March 2007, the Company completed the repurchase program by purchasing an additional 325,059 shares of its common stock for a total cost, including commissions, of $5.8 million, bringing the total number of shares repurchased under this program to 2,057,182 at a total cost, including commissions, of approximately $40.0 million.

The common stock repurchased under this program is being held in treasury and has reduced the number of shares of the Company’s common stock outstanding by approximately 5%.  All of the Company’s share repurchases were executed in the open market and no shares were repurchased from related parties.  In addition, all of the Company’s share repurchases were executed in accordance with the safe harbor provision of Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  Depending on market conditions and the Company’s cash position, the Company may participate in additional stock repurchase programs in the future.

In July 2006, the Company’s Board of Directors also authorized an increase in the Company’s quarterly cash dividend.  Beginning in October 2006, the Company paid a quarterly dividend of $0.06 per share of common stock.  The dividend rate was previously $0.04 per share of common stock.  The Company has declared and paid a dividend each quarter since its first declaration in fiscal 2004.

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

Revenue recognition

Sales are recognized by the Company at the point of purchase when the customer takes possession of the merchandise and pays for the purchase, typically with cash or credit card.  Gift cards issued by the Company are recorded as a liability until they are redeemed, at which point a sale is recorded.  The Company recognizes income for unredeemed gift cards when the likelihood of a gift card being redeemed by a customer is remote (“gift card breakage”) and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed property or abandoned property.

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

The Company reviews property, plant and equipment for impairment at least annually or whenever events or changes in circumstances indicate the net book value of an asset may not be recoverable. An impairment loss is recognized when the net book value of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.  The impairment loss recorded, which is reflected as depreciation expense in the Consolidated Statement of Income, is the excess of the asset’s net book value over its fair value.  Fair value is determined based upon the best information available under the circumstances including quoted prices or other valuation techniques.

Stock-based compensation

Effective February 26, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards during the fiscal year ended March 3, 2007 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, February 25, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based compensation awards granted subsequent to February 25, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior period have not been restated.  Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by SFAS 123.

Rent expense, deferred rent obligations and deferred lease incentives

The Company leases all of its store locations under operating leases.  Most of these lease agreements contain tenant improvement allowances funded by landlord incentives or rent holidays.  Certain of the Company’s lease agreements contain rent escalation clauses which provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy.  Such “stepped” rent expense is recorded in the Consolidated Statement of Income on a straight-line basis over the lease term, not including any renewal option periods, and the difference between the recognized rent expense and amounts payable under the lease are recorded as deferred rent obligations.  In addition, the Company has a limited number of other lease agreements for retail space which include escalation in minimum rent based on increases in the Consumer Price Index, not to exceed 2.0%.  For these leases, the Company utilizes the maximum annual increase of 2.0% for purposes of calculating rent expense and future minimum lease payments.

For purposes of recognizing landlord incentives and minimum rental expense the Company utilizes the date that it obtains the legal right to use and control the leased space, which is generally when the Company enters the space and begins to make improvements in preparation of opening the new store location.  For tenant improvement allowances funded by landlord incentives and rent holidays, the Company records a deferred lease incentive liability in other noncurrent liabilities on the Consolidated Balance Sheet and amortizes the deferred liability as a reduction of rent expense on the Consolidated Statement of Income over the term of the lease.

The Company’s leases may also provide for contingent rents, which are determined as a percentage of revenues in excess of specified levels.  The Company records an other accrued liability, within current liabilities on the Consolidated Balance Sheet, along with the corresponding rent expense in the Consolidated Statement of Income, when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Long-lived assets

The Company reviews long-lived assets with definite lives at least annually or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  This review includes the evaluation of individual under-performing stores and assessing the recoverability of the carrying value of the improvements and equipment related to the store.  Future cash flows are projected for the remaining lease life considering such factors as future sales levels, operating income, changes in rent and other expenses, as well as the overall operating environment specific to that store.  If the estimated undiscounted future cash flows are less than the carrying value of the assets, the Company records an impairment charge, reflected in depreciation expense in the Consolidated Statement of Income, equal to the difference between the assets’ fair value and carrying value.  As the projection of future cash flows involves judgment and estimates, differences in circumstances or estimates could produce different results.

Goodwill

The Company recognizes the excess cost of an acquired entity over the net amount assigned to assets acquired, including intangible assets, and liabilities assumed as goodwill.  Goodwill is tested for impairment on an annual basis during the fourth quarter, and between annual tests whenever there is an impairment indicated.

Fair values are estimated based on future discounted cash flows and are compared with the corresponding carrying value of the related assets.  Impairment losses will be recognized if the fair value of a reporting unit is determined to be less than the reporting unit’s carrying value.  Such estimates are subject to change and the Company may recognize impairment losses in the future.

Results of Operations

The following table sets forth operating statement data expressed as a percentage of net sales for the last three fiscal years and should be read in conjunction with “Selected Consolidated Financial Data.”

	Fiscal Year Ended
	March 3,	February 25,	February 26,
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Merchandise, buying and occupancy costs, exclusive of depreciation and amortization	60.4	59.5	61.7
Selling, general and administrative expenses	26.5	26.9	24.8
Depreciation and amortization	4.0	3.9	3.7
Operating income	9.1	9.7	9.8
Interest income	1.0	0.4	0.2
Income before income taxes	10.1	10.1	10.0
Income tax provision	3.9	3.9	3.8
Net income	6.2%	6.2%	6.2%

Fiscal 2007 Compared to Fiscal 2006

Net Sales.  Net sales for the 53 week period ended March 3, 2007 were $547.3 million, an increase of $56.8 million or 11.6%, from net sales of $490.5 million for the 52 week period ended February 25, 2006.  In addition to the extra week of sales activity in fiscal 2007, the increase in net sales was attributable to an increase in the number of stores operated by the Company during the year, as well as a 1% increase in same-store sales.  The Company operated 778 stores at March 3, 2007, compared to 705 stores at February 25, 2006.  The 1% increase in same-store sales resulted from strong customer acceptance of the Company’s merchandise assortment in the first half of fiscal 2007, offset by softer performance in the second half of the year.  The Company’s newer stores opened in fiscal 2004, 2005 and 2006 recorded a 5% increase in same-store sales, while the mature base of stores opened before fiscal 2004 posted a 1% decline in same-store sales.

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

Merchandise, Buying and Occupancy Costs, exclusive of depreciation and amortization.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $330.5 million, or 60.4% of net sales, during the fiscal year ended March 3, 2007, compared to $292.1 million, or 59.5% of net sales, during the fiscal year ended February 25, 2006.  The increase in merchandising, buying and occupancy costs as a percent of net sales was mainly attributable to a higher level of markdowns experienced in the second half of fiscal 2007 as customers did not respond favorably to the Company’s merchandise assortment in the third and fourth quarters.  This was partially offset by lower markdowns in the first and second quarters of the year when customer acceptance of the Company’s merchandise was much stronger.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $145.2 million, or 26.5% of net sales, in fiscal 2007, compared to $132.0 million, or 26.9% of net sales, in fiscal 2006, resulting in approximately 40 basis points of positive leverage.  The Company gained positive leverage in fiscal 2007 by controlling store level payroll costs and from a lower level of self-insured medical and workers compensation claims.  In addition, last year’s fourth quarter contained a $1.2 million charge related to contractual payments due to William J. Prange, the Company’s former Chief Executive Officer.  These favorable items were partially offset by stock-based compensation expense which accounted for approximately 60 more basis points of selling, general and administrative expenses in fiscal 2007 than in fiscal 2006.

Depreciation and Amortization.  Depreciation and amortization was $21.7 million, or 4.0% of net sales, in fiscal 2007, compared to $18.8 million, or 3.9% of net sales, in fiscal 2006.  The increase in depreciation and amortization expense was primarily the result of capital expenditures made during the year as the Company opened 78 new stores and remodeled ten existing stores during fiscal 2007.  In addition, the Company recorded approximately $1.1 million of accelerated depreciation in the fourth quarter of fiscal 2007 related to asset impairment charges for eight underperforming stores.

Operating Income.  As a result of the foregoing factors, operating income for the year ended March 3, 2007 was $49.9 million, or 9.1% of net sales, compared to operating income of $47.6 million, or 9.7% of net sales, for the year ended February 25, 2006.

Interest Income.  For the year ended March 3, 2007, net interest income increased to $5.1 million from $2.1 million for the year ended February 25, 2006.  The increase resulted from higher interest rates on short-term investments combined with a larger average balance of cash equivalents and short-term investments in fiscal 2007 compared to fiscal 2006.

Income Taxes.  Income tax expense was $21.4 million, with an effective tax rate of approximately 38.8%, in fiscal 2007, compared to $19.3 million, with an effective tax rate of approximately 38.8%, in fiscal 2006.

Net Income.  As a result of the foregoing factors, net income for the year ended March 3, 2007 was $33.7 million, or 6.2% of net sales and $0.89 per diluted share, compared to net income of $30.4 million, or 6.2% of net sales and $0.84 per diluted share for the year ended February 25, 2006.

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

Liquidity and Capital Resources

The Company’s principal on-going cash requirements are to finance the construction of new stores and the remodeling of certain existing stores, to make technology related and other capital expenditures, to purchase merchandise inventory and to fund other working capital requirements.  Merchandise purchases vary on a seasonal basis, peaking in the fall.  As a result, the Company’s cash requirements historically reach their peak in October or November. Conversely, cash balances peak in January after the holiday season is completed.

Net cash provided by operating activities totaled $45.2 million in fiscal 2007, down from $60.9 million in fiscal 2006.  Significant fluctuations in the Company’s working capital accounts included a $14.7 million increase in merchandise inventory, a $7.6 million increase in prepaid expenses and a $5.9 million increase in accounts payable.  The Company’s merchandise inventory increased as the Company operated 73 more stores at the end of fiscal 2007 compared to fiscal 2006.  In addition, a larger balance of inventory in-transit resulted from timing of merchandise deliveries related to the Easter holiday, which occurred eight days earlier in fiscal 2008 than in fiscal 2007.  The increase in accounts payable was directly related to the increase in merchandise inventory in-transit.  The increase in prepaid expenses resulted primarily from March 2007 rent payments that were prepaid at the end of fiscal 2007.

The $48.8 million of net cash used in investing activities included $30.5 million of capital expenditures and net purchases of short-term investments of approximately $18.3 million.  The Company opened 78 new stores and completed ten store remodels during the year ended March 3, 2007.

Net cash of $4.8 million was used in financing activities in fiscal 2007.  The Company declared and paid four quarterly cash dividends together totaling $7.4 million, repurchased 1,732,123 shares of its common stock at a total cost, including commissions, of approximately $34.2 million and received approximately $31.0 million in cash as certain of the Company’s officers, directors and key employees exercised stock options in fiscal 2007.

The Company is planning to fund approximately $37 million of capital expenditures in fiscal 2008.  Approximately $31 million will be invested in new store openings, store remodels, additional display fixtures and point-of-sale register upgrades.  In fiscal 2008, the Company plans to open approximately 70 stores, comprised of 25 Christopher & Banks stores, 40 C.J. Banks stores and five Acorn stores.  The Company also plans to spend approximately $6 million to make certain additional information technology investments and to reconfigure its Plymouth, Minnesota distribution center.

The Company maintains an Amended and Restated Revolving Credit facility with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”) which expires on June 30, 2008.  The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit of up to $50.0 million, subject to a borrowing base formula based on inventory levels.  Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s base rate, 8.25% as of March 3, 2007, plus 0.25%.  Interest is payable monthly in arrears. The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement.  Facility fees totaled $7,229 in fiscal 2007.

The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during fiscal 2007 or fiscal 2006.  Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at March 3, 2007 was $42.8 million.  As of March 3, 2007, the Company had outstanding letters of credit in the amount of $28.8 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $14.0 million at March 3, 2007.

The Wells Fargo Revolver contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial ratios.  As of March 3, 2007, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at March 3, 2007:

		Contractual obligations due in
		Less Than			More Than
	Total	1 Year	2-3 Years	4-5 Years	5 Years

Long-term debt	$—	$—	$—	$—	$—

Capital lease obligations	—	—	—	—	—

Operating leases	333,184,322	51,050,311	99,325,809	88,718,430	94,089,772

Purchase obligations	28,846,369	28,846,369	—	—	—

Other liabilities	—	—	—	—	—

Total	$362,030,691	$79,896,680	$99,325,809	$88,718,430	$94,089,772

The Company’s contractual obligations include operating leases for each of its retail store locations and vehicles.  The amount for operating leases reflected in the table above includes future minimum rental commitments only and excludes common area maintenance charges, real estate taxes and other costs associated with operating leases.  These types of costs, which are not fixed and determinable, totaled $31.0 million, $26.7 million and $22.6 million in fiscal 2007, 2006 and 2005, respectively.  The Company’s contractual obligations also include purchase obligations consisting of $28.8 million of open purchase orders for goods currently in production with foreign suppliers.  These open purchase orders are secured by letters of credit for which the Company is contingently liable.

As of March 3, 2007, the Company had no other contractual obligations relating to short or long-term debt, capital leases or non-cancelable purchase obligations.  In addition, the Company had no contractual obligations relating to the other liabilities recorded in the Company’s balance sheet under accounting principles generally accepted in the United States of America.  As of March 3, 2007, the Company’s other liabilities consisted of deferred rent, deferred lease incentives and deferred income taxes.

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

Merchandise Sourcing

The Company directly imported approximately 75% of its total merchandise purchases in fiscal 2007.  This reliance on sourcing from foreign countries may cause the Company to be exposed to certain risks.  Import restrictions, including tariffs and quotas, and changes in such restrictions, could affect the import of apparel and might result in increased costs, delays in merchandise receipts or reduced supplies of apparel available to the Company and could possibly have an adverse effect on the Company’s business, financial condition and/or results of operations.  The Company’s merchandise flow could also be adversely affected by political or financial instability in any of the countries where its merchandise is manufactured or by changes in the United States’ governmental policies toward such foreign countries.  In addition, merchandise deliveries could be delayed due to interruptions in air, ocean and ground shipment transportation.

Substantially all of the Company’s directly imported merchandise is manufactured in Southeast Asia.  The majority of these goods are produced in China, Hong Kong, Indonesia and Singapore.  The Company is not currently importing merchandise produced in the Middle East.

During fiscal 2007, the Company purchased approximately 98% of its merchandise from 150 vendors and the Company’s ten largest vendors provided approximately 48% of the Company’s purchases.  In addition, purchases from the Company’s largest overseas supplier accounted for approximately 17% of total purchases, compared to 31% in fiscal 2006.  In fiscal 2008, management plans to continue to make changes to its merchandise assortment and further diversify its vendor base.  Although the Company believes that its relationship with its largest vendor is good, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it will be able to shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on the Company’s financial position and results of operations.  The Company intends to directly import approximately 75% of its purchases again in fiscal 2008.

Quota Restrictions

In December 2004, quota restrictions expired on the importing of apparel to the United States from foreign countries which are members of the World Trade Organization.  In November 2005, an agreement was reached between the United States and the People’s Republic of China regarding trade in textile and apparel products.  The agreement, effective January 1, 2006 to December 31, 2008, established fixed quota levels for specific textile products manufactured in China.  Management believes it can adjust to potential shifts in the availability of apparel resulting from the implementation of these quotas.  However, the Company’s sourcing operations may be adversely affected by trade limits or political and financial instability resulting in the disruption of trade from exporting countries.

Quarterly Results and Seasonality

The Company’s quarterly results may fluctuate significantly depending on a number of factors including timing of new store openings, adverse weather conditions, shifts in the timing of certain holidays and customer response to the Company’s seasonal merchandise mix.

Inflation

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during fiscal 2007, 2006 and 2005.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertain income tax positions by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  Additionally, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of adopting FIN No. 48, but does not anticipate the adoption will have a material effect on its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, rather it is applicable under other accounting pronouncements that require or permit fair value measurements.  The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings.  The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of adopting SFAS No. 157, but does not anticipate it will have a material effect on its financial position, results of operations or cash flows.

ITEM 7A.
QUANTITATIVE AND QUALITATIVE
DISCLOSURE ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates.  The Company’s results of operations could be negatively impacted by decreases in interest rates on its short-term investments.

The Company is potentially exposed to market risk from changes in interest rates relating to its Revolving Credit and Security Agreement with Wells Fargo Bank.  Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s fluctuating base rate, 8.25% as of March 3, 2007, plus 0.25%.  However, the Company had no revolving credit loan borrowings under the Wells Fargo Revolver during fiscal 2007 or fiscal 2006 and, given its existing liquidity position, does not expect to utilize the Wells Fargo Revolver in the future except for its continuing use of the import letter of credit facility.

The Company enters into certain purchase obligations outside the United States, which are denominated and settled in U.S. dollars.  Therefore, the Company has only minimal exposure to foreign currency exchange risks.  The Company does not hedge against foreign currency risks and believes that its foreign currency exchange risk is immaterial.

The Company does not have any derivative financial instruments and does not hold any derivative financial instruments for trading purposes.

ITEM 8.
CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Christopher & Banks Corporation:

We have completed integrated audits of Christopher & Bank Corporation’s consolidated financial statements and of its internal control over financial reporting as of March 3, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Christopher & Banks Corporation and its subsidiaries at March 3, 2007 and February 25, 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 3, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, effective February 26, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under item 9A, that the Company maintained effective internal control over financial reporting as of March 3, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 3, 2007, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

May 2, 2007

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED BALANCE SHEET

	March 3,	February 25,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$53,991,398	$62,384,999
Short-term investments	48,275,000	30,000,000
Accounts receivable	4,481,624	4,753,303
Merchandise inventory, net	52,354,944	37,871,375
Prepaid expenses	10,666,421	3,062,821
Income taxes receivable	2,076,717	—
Current deferred tax asset	3,257,919	2,567,888
Total current assets	175,104,023	140,640,386

Property, equipment and improvements, net	127,776,442	118,341,542

Other assets:
Goodwill	3,587,052	3,587,052
Intangible assets	575,281	684,445
Other	280,299	209,869
Total other assets	4,442,632	4,481,366

Total assets	$307,323,097	$263,463,294

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,287,931	$9,853,345
Accrued salaries, wages and related expenses	7,574,930	5,449,508
Other accrued liabilities	22,387,281	20,480,816
Total current liabilities	46,250,142	35,783,669

Other liabilities:
Deferred lease incentives	23,646,261	21,802,869
Deferred rent obligations	10,678,341	9,609,999
Deferred tax liability	983,137	3,473,858
Total other liabilities	35,307,739	34,886,726

Commitments	—	—

Stockholders’ equity:
Preferred stock – $0.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock – $0.01 par value, 74,000,000 shares authorized, 45,038,310 and 43,006,151 shares issued, and 36,521,451 and 36,221,415 shares outstanding, in fiscal 2007 and fiscal 2006, respectively	450,383	430,062
Additional paid-in capital	106,806,885	65,940,956
Retained earnings	213,264,385	186,997,975
Common stock held in treasury, 8,516,859 and 6,784,736 shares at cost in fiscal 2007 and fiscal 2006, respectively	(94,756,437)	(60,576,094)
Total stockholders’ equity	225,765,216	192,792,899

Total liabilities and stockholders’ equity	$307,323,097	$263,463,294

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Year Ended
	March 3,	February 25,	February 26,
	2007	2006	2005

Net sales	$547,316,832	$490,508,054	$438,861,687
Costs and expenses:
Merchandise, buying and occupancy, exclusive of depreciation and amortization	330,473,262	292,071,779	270,937,110
Selling, general and administrative	145,228,828	131,954,889	108,855,887
Depreciation and amortization	21,686,992	18,847,615	16,156,502

Total costs and expenses	497,389,082	442,874,283	395,949,499

Operating income	49,927,750	47,633,771	42,912,188

Interest income	5,115,525	2,092,411	1,038,408

Income before income taxes	55,043,275	49,726,182	43,950,596

Income tax provision	21,356,791	19,313,648	16,935,263

Net income	$33,686,484	$30,412,534	$27,015,333

Basic earnings per common share:

Net income	$0.90	$0.85	$0.74

Basic shares outstanding	37,306,742	35,907,028	36,322,264

Diluted earnings per common share:

Net income	$0.89	$0.84	$0.73

Diluted shares outstanding	37,761,001	36,220,153	36,825,090

Dividends per share	$0.20	$0.16	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock					Additional
	Shares	Shares Held	Shares	Amount	Amount Held	Paid-in	Retained
	Issued	in Treasury	Outstanding	Outstanding	in Treasury	Capital	Earnings	Total

February 28, 2004	42,217,943	4,696,500	37,521,443	$422,191	$(25,192,938)	$59,307,323	$141,129,306	$175,665,882

Stock issued on exercise of options	285,647	—	285,647	2,856	—	1,353,483	—	1,356,339
Tax benefit on exercise of stock options	—	—	—	—	—	374,939	—	374,939
Acquistion of common stock held in treasury, at cost	—	2,088,236	(2,088,236)	—	(35,383,156)	—	—	(35,383,156)
Dividends paid ($0.16 per share)	—	—	—	—	—	—	(5,820,471)	(5,820,471)
Net income	—	—	—	—	—	—	27,015,333	27,015,333

February 26, 2005	42,503,590	6,784,736	35,718,854	425,047	(60,576,094)	61,035,745	162,324,168	163,208,866

Stock issued on exercise of options	502,561	—	502,561	5,015	—	3,003,396	—	3,008,411
Tax benefit on exercise of stock options	—	—	—	—	—	1,641,463	—	1,641,463
Stock-based compensation expense	—	—	—	—	—	260,352	—	260,352
Dividends paid ($0.16 per share)	—	—	—	—	—	—	(5,738,727)	(5,738,727)
Net income	—	—	—	—	—	—	30,412,534	30,412,534

February 25, 2006	43,006,151	6,784,736	36,221,415	430,062	(60,576,094)	65,940,956	186,997,975	192,792,899

Stock issued on exercise of options	1,740,076	—	1,740,076	17,400	—	30,992,575	—	31,009,975
Issuance of restricted shares, net of forfeitures	292,083	—	292,083	2,921	—	—	—	2,921
Excess tax benefit on exercise of stock options	—	—	—	—	—	5,785,587	—	5,785,587
Stock-based compensation expense	—	—	—	—	—	4,087,767	—	4,087,767
Acquisition of common stock held in treasury, at cost	—	1,732,123	(1,732,123)	—	(34,180,343)	—	—	(34,180,343)
Dividends paid ($0.20 per share)	—	—	—	—	—	—	(7,420,074)	(7,420,074)
Net income	—	—	—	—	—	—	33,686,484	33,686,484

March 3, 2007	45,038,310	8,516,859	36,521,451	$450,383	$(94,756,437)	$106,806,885	$213,264,385	$225,765,216

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
	March 3,	February 25,	February 26,
	2007	2006	2005
Cash flows from operating activities:
Net income	$33,686,484	$30,412,534	$27,015,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,546,233	18,847,615	16,156,502
Excess income tax benefit on exercise of stock options	(5,785,587)	1,641,463	374,939
Stock-based compensation expense	4,087,767	260,352	—
Deferred income taxes	(3,180,752)	(2,954,487)	1,551,349
Loss on disposal of furniture, fixtures and equipment	153,882	647,022	283,111
Impairment of fixed assets	1,080,743	237,764	837,768
Amortization of deferred revenue from lease termination	—	(106,250)	(318,750)
Increase (decrease) in allowance for markdowns	248,642	(441,501)	202,607
Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) decrease in accounts receivable	271,679	(1,008,815)	(408,124)
(Increase) decrease in merchandise inventory	(14,732,211)	3,095,134	(7,838,466)
(Increase) decrease in prepaid expenses	(7,603,600)	789,386	(2,009,631)
(Increase) decrease in income taxes receivable	2,731,358	1,527,451	(1,599,009)
Increase in other assets	(70,430)	(59,026)	(68,568)
Increase (decrease) in accounts payable	5,857,927	(1,757,817)	4,921,280
Increase in accrued salaries, wages and related expenses	2,125,422	842,912	1,001,860
Increase in other accrued liabilities	2,904,298	6,354,874	4,160,019
Increase in deferred rent obligations	1,068,342	1,438,325	1,667,691
Increase in deferred lease incentives	1,843,392	1,154,827	3,818,998
Net cash provided by operating activities	45,233,589	60,921,763	49,748,909
Cash flows from investing activities:
Purchase of property, equipment and improvements	(30,529,935)	(26,624,307)	(30,464,398)
Proceeds from sale of furniture, fixtures and equipment	—	6,152	1,300
Acquisition, net of cash acquired	—	—	(7,425,856)
Purchases of short-term investments	(123,627,900)	(44,842,729)	(84,547,933)
Redemptions of short-term investments	105,352,900	61,591,058	110,643,629
Net cash used in investing activities	(48,804,935)	(9,869,826)	(11,793,258)
Cash flows from financing activities:
Exercise of stock options	30,992,575	3,008,411	1,356,339
Dividends paid	(7,420,074)	(5,738,727)	(5,820,471)
Excess income tax benefit on exercise of stock options	5,785,587	—	—
Acquisition of common stock held in treasury	(34,180,343)	—	(35,383,156)
Net cash used in financing activities	(4,822,255)	(2,730,316)	(39,847,288)

Net increase (decrease) in cash and cash equivalents	(8,393,601)	48,321,621	(1,891,637)
Cash and cash equivalents at beginning of year	62,384,999	14,063,378	15,955,015

Cash and cash equivalents at end of year	$53,991,398	$62,384,999	$14,063,378
Supplemental cash flow information:
Interest paid	$8,353	$1,458	$2,126
Income taxes paid	$21,862,381	$18,101,388	$16,528,694
Purchases of equipment and improvements, accrued not paid	$576,659	$712,136	$578,731

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Christopher & Banks Corporation, through its wholly-owned subsidiaries Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company (collectively referred to as “Christopher & Banks” or the “Company”) operates retail specialty stores selling women’s apparel in the United States.  The Company operated 778, 705 and 642 stores at the end of fiscal 2007, 2006 and 2005, respectively.

Fiscal year and basis of presentation

The Company’s fiscal year ends on the Saturday nearest February 28.  The fiscal year ended March 3, 2007 consisted of 53 weeks. The fiscal years ended February 25, 2006 and February 26, 2005 each consisted of 52 weeks.  The Consolidated Financial Statements include the accounts of Christopher & Banks Corporation and its wholly-owned subsidiaries, Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company.  All intercompany accounts and transactions have been eliminated in consolidation.

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

Short-term investments

In accordance with the Company’s investment policy, short-term investments consist of U.S. Government, corporate and asset-backed debt securities.  Tax advantaged auction rate debt securities, classified as available for sale, have long-term stated contractual maturities, but have variable interest rates that reset at each auction period, typically 28 or 35 days.  These securities trade in a broad, highly liquid market and the Company has never had difficulty liquidating any such investment at the end of a given auction period.  The Company typically reinvests these securities multiple times during the year at each new auction period.

The Company has the positive intent and ability to hold its short-term investments, other than tax advantaged auction rate debt securities, to maturity.  All of the Company’s short-term investments are recorded at amortized cost, which management believes approximates fair value, and the related amortization of premiums and discounts arising at acquisition are reported in earnings each period as a component of interest income.

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

Long-Lived Assets

The Company reviews long-lived assets with definite lives at least annually or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  This review includes the evaluation of individual under-performing stores and assessing the recoverability of the carrying value of the improvements and equipment related to the store.  Future cash flows are projected for the remaining lease life considering such factors as future sales levels, operating income, changes in rent and other expenses, as well as the overall operating environment specific to that store.  If the estimated undiscounted future cash flows are less than the carrying value of the assets, the Company records an impairment charge, reflected in depreciation expense in the Consolidated Statement of Income, equal to the difference between the assets’ fair value and carrying value.  As the projection of future cash flows involves judgment and estimates, differences in circumstances or estimates could produce different results.

Goodwill

The Company recognizes the excess cost of an acquired entity over the net amount assigned to assets acquired, including intangible assets, and liabilities assumed as goodwill.  Goodwill is tested for impairment on an annual basis during the fourth quarter, and between annual tests whenever there is an impairment indicated.  Fair values are estimated based on future discounted cash flows and are compared with the corresponding carrying value of the related assets.  Impairment losses will be recognized if the fair value of a reporting unit is determined to be less than the reporting unit’s carrying value.  Such estimates are subject to change and the Company may recognize impairment losses in the future.

Intangible Assets

Intangible assets comprised of customer lists and customer related information acquired through acquisition are recorded at cost net of accumulated amortization.  Amortization is computed on a straight-line basis which reflects the economic benefits of these assets based on useful lives ranging from three to nine years.

Common stock held in treasury

The Company accounts for its treasury stock under the cost method, whereby stockholders’ equity is reduced for the total cost of the shares repurchased.  The Company engages in treasury stock repurchases as a means to reduce the number of shares of the Company’s common stock outstanding, which in turn increases earnings per share.

Revenue recognition

Sales are recognized by the Company at the point of purchase when the customer takes possession of the merchandise and pays for the purchase, typically with cash or credit card.  Gift cards issued by the Company are recorded as a liability until they are redeemed, at which point a sale is recorded.  The Company recognizes income for unredeemed gift cards when the likelihood of a gift card being redeemed by a customer is remote (“gift card breakage”) and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed property or abandoned property.

Vendor allowances

From time to time, the Company receives certain allowances or credits from its vendors primarily related to defective merchandise or markdown allowances.  These allowances or credits are reflected as a reduction of merchandise inventory in the period they are received.

The majority of the Company’s merchandise is produced exclusively for the Company and sold under the Christopher & Banks, C.J. Banks and Acorn private labels.  Accordingly, the Company does not enter into any arrangements with vendors where payments or other consideration might be received in connection with the purchase or promotion of a vendor’s products, buy-down agreements or cooperative advertising programs.

Merchandise, buying and occupancy costs, exclusive of depreciation and amortization

Merchandise, buying and occupancy costs include the cost of merchandise, markdowns, shrink, freight from the Company’s distribution center to its stores, buyer and distribution center salaries, buyer travel, rent and other occupancy related costs, various merchandise design and development costs, miscellaneous merchandise related expenses and other costs related to the Company’s distribution network.  Merchandise, buying and occupancy costs exclude all depreciation and amortization expense.

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

Rent expense, deferred rent obligations and deferred lease incentives

The Company leases all of its store locations under operating leases.  Most of these lease agreements contain tenant improvement allowances funded by landlord incentives or rent holidays.  Certain of the Company’s lease agreements contain rent escalation clauses which provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy.  Such “stepped” rent expense is recorded in the Consolidated Statement of Income on a straight-line basis over the lease term, not including any renewal option periods, and the difference between the recognized rent expense and amounts payable under the lease are recorded as deferred rent obligations.  In addition, the Company has a limited number of other lease agreements for retail space which include escalation in minimum rent based on increases in the Consumer Price Index, not to exceed 2.0%.  For these leases, the Company utilizes the maximum annual increase of 2.0% for purposes of calculating rent expense and future minimum lease payments.

For purposes of recognizing landlord incentives and minimum rental expense the Company utilizes the date that it obtains the legal right to use and control the leased space, which is generally when the Company enters the space and begins to make improvements in preparation of opening the new store location.  For tenant improvement allowances funded by landlord incentives and rent holidays, the Company records a deferred lease incentive liability in other noncurrent liabilities on the Consolidated Balance Sheet and amortizes the deferred liability as a reduction of rent expense on the Consolidated Statement of Income over the term of the lease.

The Company’s leases may also provide for contingent rents, which are determined as a percentage of revenues in excess of specified levels.  The Company records an other accrued liability, within current liabilities on the Consolidated Balance Sheet, along with the corresponding rent expense in the Consolidated Statement of Income, when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Advertising

The Company expenses advertising costs as incurred. Advertising costs for the fiscal years ended March 3, 2007, February 25, 2006 and February 26, 2005 were $1,867,419, $1,640,125 and $920,398, respectively.  The Company includes advertising expense in selling, general and administrative expenses in the Consolidated Statement of Income.

Fair value of financial instruments

The Company’s financial instruments consist of cash, receivables, payables and accrued liabilities, for which current carrying amounts approximate fair market value.

Stock-based compensation

Effective February 26, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards during the fiscal year ended March 3, 2007 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, February 25, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based compensation awards granted subsequent to February 25, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior period have not been restated.  Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by SFAS 123.

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

Net income per common share

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the applicable periods while diluted EPS is computed based on the weighted average number of shares of common and common equivalent shares (dilutive stock options) outstanding.  The Company’s reconciliation of EPS includes the individual share effects of all securities affecting EPS which consist solely of the effects of dilution from awards granted under the Company’s stock-based compensation plans.

The following is a reconciliation of the number of shares and per share amounts used in the basic and diluted EPS computations.

	Fiscal Year Ended
	March 3, 2007		February 25, 2006		February 26, 2005
		Net		Net		Net
		Income		Income		Income
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Basic	37,306,742	$0.90	35,907,028	$0.85	36,322,264	$0.74

Effect of dilution from stock-based compensation plans	454,259	(0.01)	313,125	(0.01)	502,826	(0.01)

Diluted	37,761,001	$0.89	36,220,153	$0.84	36,825,090	$0.73

The effect of 241,501, 1,474,499 and 1,481,549 options were excluded from the shares used in the computation of diluted earnings per share for fiscal 2007, 2006 and 2005, respectively, as they were anti-dilutive.

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

Recently issued accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertain income tax positions by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  Additionally, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of adopting FIN No. 48, but does not anticipate the adoption will have a material effect on its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, rather it is applicable under other accounting pronouncements that require or permit fair value measurements.  The provisions of SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings.  The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of adopting SFAS No. 157, but does not anticipate it will have a material effect on its financial position, results of operations or cash flows.

NOTE 2 — STOCK-BASED COMPENSATION

General

Effective February 26, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards during the year ended March 3, 2007 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, February 25, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based compensation awards granted subsequent to February 25, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior period have not been restated. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by SFAS 123.

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

The Company may also grant shares of restricted stock to its employees and non-employee members of its Board of Directors.  The Company holds the certificates for such shares in safekeeping during the vesting period and the grantee cannot transfer the shares before the respective shares vest.  Shares of nonvested restricted stock are considered to be currently issued and outstanding.  Restricted stock grants to employees vest over two to seven years, while restricted grants to Directors fully vest after six months.

All of the Company’s restricted stock awards are subject to forfeiture if employment or service terminates prior to the lapse of the restrictions.  In addition, certain of the Company’s restricted stock awards have performance-based vesting provisions and are subject to forfeiture if these performance conditions are not achieved.  The Company assesses, on an ongoing basis, the probability of whether the performance criteria will be achieved and, once it is deemed probable, the Company begins recognizing compensation expense over the relevant performance period.  The Company recognized no expense related to performance-based restricted awards during fiscal 2007.  For those awards not subject to performance criteria, the Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, on a straight-line basis over the vesting period.  The fair market value of the Company’s restricted stock is determined based on the closing price of the Company’s common stock on the grant date.

The total compensation expense related to all stock-based awards for the year ended March 3, 2007, reflecting the impact of the implementation of the modified prospective transition method in accordance with SFAS 123R, was $4.1 million.  Stock-based compensation expense in fiscal 2007 was included in merchandise, buying and occupancy expenses for the Company’s buying and distribution employees and in selling, general and administrative expense for all other employees.  In addition, effective February 26, 2006, the Company began recognizing stock-based compensation costs net of a forfeiture rate for only those shares expected to vest on a straight-line basis over the requisite service period of the award.  The Company estimated the forfeiture rate for fiscal 2007 based on its historical experience.

As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Income for the year ended March 3, 2007 was a reduction in income before income taxes of $3.2 million and a reduction in net income of $2.0 million from what would have been presented if the Company had continued to account for stock-based compensation awards under APB 25. The impact on both basic and diluted earnings per share was $0.05 for the year ended March 3, 2007 from what would have been reported under APB 25.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options as cash flows from operating activities in the Consolidated Statement of Cash Flows.  SFAS 123R requires that cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows.  As a result, the Company classified approximately $5.8 million of excess tax benefits as financing cash flows for the year ended March 3, 2007.

The pro forma table below illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” to all stock-based employee compensation for fiscal 2006 and 2005:

	Year Ended
	February 25,	February 26,
	2006	2005

Net income - as reported	$30,412,534	$27,015,333
Add stock-based compensation expense included in net income, net of related tax effects	158,815	—
Less total stock-based compensation expense determined under fair value method, net of related tax effects	4,688,553	3,536,593
Net income - pro forma	$25,882,796	$23,478,740
Basic earnings per common share:
As reported	$0.85	$0.74
Pro forma	$0.72	$0.65
Diluted earnings per common share:
As reported	$0.84	$0.73
Pro forma	$0.71	$0.64

In the fourth quarter of fiscal 2006, the Company accelerated the vesting and extended the exercise period of certain out-of-the-money stock options for William Prange, its former Chief Executive Officer, in conjunction with his resignation.  This resulted in additional fourth quarter pro forma after-tax stock-based compensation expense of approximately $1.4 million, or $0.04 per basic and diluted share.

Methodology Assumptions

As part of its SFAS 123R adoption, the Company examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns attributable to certain optionees.  From this analysis, the Company identified two distinct populations of optionees, employees and non-employee directors.  The Company uses the Black-Scholes option-pricing model to value the Company’s stock options for grants to its employees and non-employee directors.  Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant and is expensed on a straight-line basis over the vesting period, as the stock options are subject to pro-rata vesting.  The expected volatility assumption is based on the historical volatility of the Company’s stock over a term equal to the expected term of the option granted.

The expected term of stock option awards granted is derived from historical exercise experience and represents the period of time that awards are expected to be outstanding.  The expected term assumption incorporates the contractual term of an option grant, which for previously issued grants is ten years for employees and five or ten years for non-employee directors, as well as the vesting period of an award, which is most commonly pro-rata vesting over three years for employees and immediate vesting for non-employee directors.  The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted.

The weighted average assumptions relating to the valuation of the Company’s stock options for fiscal 2007, 2006 and 2005 were as follows:

	Fiscal Years Ended
	March 3,	February 25,	February 26,
	2007	2006	2005
Expected dividend yield	0.88%	0.80%	0.80%
Expected volatility	46.64%	48.24%	53.15%
Risk-free interest rate	4.65-5.09%	3.80-4.67%	2.16-3.69%
Expected term in years	3.61	3.34	2.82

Stock-Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the year ended March 3, 2007:

					Weighted
		Weighted			Average
	Number	Average	Aggregate	Weighted	Remaining
	of	Exercise	Intrinsic	Average	Contractual
	Shares	Price	Value	Fair Value	Life

Outstanding, beginning of period	3,745,166	$18.40	$4,993,375	$6.75
Vested	3,076,666	18.39	4,785,975	6.65
Unvested	668,500	18.43	207,400	7.18

Granted	160,350	25.90	—	9.76
Exercised	(1,740,074)	17.82	16,191,486	6.85
Canceled - Vested	(5,000)	18.33	—	7.57
Canceled - Unvested (Forfeited)	(87,566)	19.06	25,500	7.68

Outstanding, end of period	2,072,876	19.44	2,027,772	6.85	5.31
Vested	1,765,038	19.30	1,932,522	6.69	4.71
Unvested	307,838	20.24	95,250	7.78	8.71

Exercisable, end of period	1,765,038	19.30	1,932,522	6.69	4.71

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 3, 2007.

As of March 3, 2007, there was approximately $1.8 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans.  That expense is expected to be recognized over a weighted average period of approximately one year.

The following table presents a summary of the Company’s stock option activity for fiscal 2006 and fiscal 2005:

	Fiscal Year Ended
	February 25, 2006		February 26, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	3,806,177	$17.03	3,904,024	$16.24
Granted	445,200	18.66	229,500	16.31
Exercised	(438,861)	6.85	(285,647)	4.75
Cancelled	(67,350)	18.17	(41,700)	22.78

Outstanding, end of period	3,745,166	$18.40	3,806,177	$17.03

Exercisable, end of period	3,076,666	$18.40	2,422,176	$16.76

The weighted-average grant-date fair value was $6.01 and $5.47 for stock options granted in fiscal 2006 and 2005, respectively.  The total intrinsic value of options exercised during fiscal 2006 and 2005 was $4.3 million and $2.6 million, respectively.

The following table presents a summary of the Company’s restricted stock activity for the years ended March 3, 2007 and February 25, 2006.  The Company had no restricted stock activity for the year ended February 26, 2005.

	Fiscal 2007			Fiscal 2006
	Number	Aggregate	Weighted	Number	Aggregate
	of	Intrinsic	Average	of	Intrinsic
	Shares	Value	Fair Value	Shares	Value

Unvested, beginning of period	54,867	$978,827	$18.35	—	$—
Granted	29,383	524,193	25.44	63,700	1,155,510
Vested	(25,333)	451,941	22.36	(8,833)	148,110
Canceled - Unvested (Forfeited)	(5,200)	92,768	21.36	—	—
Unvested, end of period	53,717	958,311	20.04	54,867	978,827

The total fair value of shares of restricted stock that vested during fiscal 2007 and 2006 was $567,000 and $148,000, respectively.  As of March 3, 2007, there was approximately $663,000 of unrecognized stock-based compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of approximately one year.

NOTE 3 – ACQUISITION OF ACORN STORES

On November 1, 2004, the Company acquired the assets and assumed certain liabilities of Gilmore Brothers Inc., a privately held women’s specialty retailer operating stores under the name “Acorn,” for approximately $7.4 million in cash.  The Company funded the purchase from current cash balances and redemptions of short-term investments.  Of the $7.4 million purchase price, $2.3 million was placed in escrow to satisfy certain obligations of Gilmore Brothers, Inc. not assumed by the Company.  As of March 3, 2007, none of the purchase price remained in escrow.  The Company plans to continue to operate Acorn as a division of Christopher & Banks, Inc.

As of April 20, 2007, Acorn operated 38 stores in 14 states that offer upscale women’s fashions along with complementary jewelry and accessories under private and branded labels.  The transaction was accounted for under the purchase method of accounting and accordingly, the results of operations of Acorn have been consolidated in the Company’s financial statements from the date of acquisition.

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

NOTE 4 — SHORT-TERM INVESTMENTS

Short-term investments consisted of the following:

	March 3,	February 25,
Description	2007	2006

Tax advantaged auction rate securities	$48,275,000	$13,000,000
U.S. Government debt securities	—	17,000,000

	$48,275,000	$30,000,000

NOTE 5 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable consisted of the following:

	March 3,	February 25,
Description	2007	2006

Credit card receivables	$2,801,455	$2,872,961
Construction allowances receivable from landlords	941,938	1,107,184
Other receivables	738,231	773,158

	$4,481,624	$4,753,303

The Company’s credit card receivables are collected one to five days after the related sale transaction occurs.  Construction allowance receivables result from incentives offered to the Company by landlords to lease space within their properties.  These allowances are typically collected 90 to 120 days after a store opens.

NOTE 6 — MERCHANDISE INVENTORY, NET

Merchandise inventory, net consisted of the following:

	March 3,	February 25,
Description	2007	2006

Merchandise inventory - in store	$41,099,342	$30,397,530
Merchandise inventory - in transit	11,888,367	7,857,968
Allowance for permanent markdowns	(632,765)	(384,123)

	$52,354,944	$37,871,375

NOTE 7 — PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following:

		March 3,	February 25,
Description	Estimated Useful Life	2007	2006

Land	—	$1,596,898	$1,596,898
Corporate office, distribution center and related building improvements	25 years	11,663,704	11,412,094
Store leasehold improvements	Term of related lease,
	typically 10 years	87,288,395	75,854,008
Store furniture and fixtures	Seven years	101,486,350	87,073,269
Point of sale hardware and software	Five years	8,625,579	7,615,806
Corporate office and distribution center furniture, fixtures and equipment	Seven years	2,751,805	2,506,908
Computer hardware and software	Three to five years	5,771,237	4,248,354
Construction in progress	—	5,429,824	4,733,032
		224,613,792	195,040,369
Less accumulated depreciation and amortization		(96,837,350)	(76,698,827)
		$127,776,442	$118,341,542

As of March 3, 2007, construction in progress primarily consists of capital expenditures related to new stores planned to open in the first quarter of fiscal 2008.

As a result of an annual impairment analysis performed in fiscal 2007 and 2006, which included the evaluation of individual under-performing stores and assessing the recoverability of the carrying value of the improvements and equipment related to the stores, the Company determined that the carrying value of the improvements and equipment at certain under-performing stores exceeded the expected future undiscounted cash flows from the stores.  As a result, the Company recorded asset impairments of $1,080,743 and $237,764 in fiscal 2007 and 2006, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 3,	February 25,
	2007	2006

Customer lists	$830,000	$830,000
Accumulated amortization	(254,719)	(145,555)
	$575,281	$684,445

Aggregate amortization expense for the year ended March 3, 2007 totaled $109,164.  Estimated aggregate amortization expense for the next five fiscal years is as follows:

Fiscal 2008	$100,278
Fiscal 2009	82,500
Fiscal 2010	82,500
Fiscal 2011	82,500
Fiscal 2012	82,500

NOTE 9 – ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	March 3,	February 25,
Description	2007	2006

Gift card, certificate and store credit liability	$13,174,041	$11,090,927
Accrued income, sales and other taxes payable	2,499,410	3,231,408
Accrued occupancy related expenses	640,985	1,066,279
Other accrued liabilities	6,072,845	5,092,202

	$22,387,281	$20,480,816

NOTE 10 – LONG-TERM DEBT

The Company maintains an Amended and Restated Revolving Credit facility with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”) which expires on June 30, 2008.  The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit of up to $50.0 million, subject to a borrowing base formula based on inventory levels.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s base rate, 8.25% as of March 3, 2007, plus 0.25%.  Interest is payable monthly in arrears. The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement.  Facility fees totaled $7,229 in fiscal 2007.

The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during fiscal 2007 or fiscal 2006.  Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at March 3, 2007 was $42.8 million.  As of March 3, 2007, the Company had outstanding letters of credit in the amount of $28.8 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $14.0 million at March 3, 2007.

The Wells Fargo Revolver contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial ratios.  As of March 3, 2007, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

NOTE 11 — STOCKHOLDERS’ EQUITY

In July 2006, the Company’s Board of Directors authorized a stock repurchase program enabling the Company to purchase up to $20 million of its common stock, subject to market conditions.  In December 2006, the Company’s Board of Directors authorized a $20 million increase in the repurchase program bringing the total dollar amount of stock that could be purchased to $40 million.  During fiscal 2007, the Company repurchased 1,732,123 shares at a total cost, including commissions, of approximately $34.2 million.  In March 2007, the Company completed the repurchase program by purchasing an additional 325,059 shares of its common stock for a total cost, including commissions, of $5.8 million, bringing the total number of shares repurchased under this program to 2,057,182 at a total cost, including commissions, of approximately $40.0 million.

The common stock repurchased under this program is being held in treasury and has reduced the number of shares of the Company’s common stock outstanding by approximately 5%.  All of the Company’s share repurchases were executed in the open market and no shares were repurchased from related parties.  In addition, all of the Company’s share repurchases were executed in accordance with the safe harbor provision of Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  Depending on market conditions and the Company’s cash position, the Company may participate in additional stock repurchase programs in the future.

In July 2006, the Company’s Board of Directors also authorized an increase in the Company’s quarterly cash dividend.  Beginning in October 2006, the Company paid a quarterly dividend of $0.06 per share of common stock.  The dividend rate was previously $0.04 per share of common stock.  The Company has declared and paid a dividend each quarter since its first declaration in fiscal 2004.

NOTE 12 – INCOME TAXES

The provision  for income taxes for the fiscal years ended March 3, 2007, February 25, 2006 and February 26, 2005 consisted of:

	2007	2006	2005
Current:
Federal	$20,682,476	$18,725,408	$12,588,694
State	3,855,067	3,542,727	2,795,220
Current tax expense	24,537,543	22,268,135	15,383,914
Deferred tax expense (benefit)	(3,180,752)	(2,954,487)	1,551,349
Income tax provision	$21,356,791	$19,313,648	$16,935,263

The Company’s effective income tax rate for fiscal 2007, 2006 and 2005 differs from the federal income tax rate as follows:

	2007	2006	2005

Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	4.3	4.3	4.0
Tax exempt interest	(1.0)	—	—
Other	0.5	(0.5)	(0.5)
	38.8%	38.8%	38.5%

The net deferred tax asset (liability) included in the Consolidated Balance Sheet as of March 3, 2007 and February 25, 2006 is as follows:

	March 3,	February 25,
	2007	2006

Accrued liabilities	$2,285,080	$2,301,735
Inventory and other	972,839	266,153
Current deferred tax asset	3,257,919	2,567,888

Depreciation and amortization	(15,706,541)	(16,217,150)
Deferred rent obligations	13,238,347	12,116,074
Other	1,485,057	627,218
Non-current deferred tax liability, net	(983,137)	(3,473,858)

Net deferred tax asset (liability)	$2,274,782	$(905,970)

Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income.  No valuation allowance has been provided for deferred tax assets because management believes realization of the full amount of net deferred tax assets is more likely than not.

NOTE 13 — EMPLOYEE BENEFIT PLANS AND EMPLOYMENT AGREEMENTS

The Company has established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for the benefit of all employees who meet certain eligibility requirements, primarily age, length of service and hours of service.  The plan allows eligible employees to invest from 1% to 60% of their compensation, subject to dollar limits as established by the federal government.  The plan allows for discretionary Company matching contributions.  Company contributions for the fiscal years ended March 3, 2007, February 25, 2006 and February 26, 2005 totaled $493,162, $494,531 and $470,343, respectively.  The Company does not offer any other post-retirement, post-employment or pension benefits to directors or employees.

The Company has entered into employment agreements with certain executives of the Company.  These agreements provide for a specified base salary and that each executive is entitled to certain severance benefits in the event that their employment is terminated by the Company “without cause” or by such executive following a “change of control” (both as defined in the employment agreements).  The employment agreements also provide for the immediate vesting of unvested stock options or restricted stock in the event of a change of control.

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

NOTE 14 — LEASE COMMITMENTS

The Company leases each of its store locations and vehicles under operating leases. The store lease terms, including rental period, renewal options, escalation clauses and rent as a percentage of sales, vary among the leases. Most store leases require the Company to pay real estate taxes and common area maintenance charges.

Total rental expense for all leases was as follows:

	Fiscal Year Ended
	March 3,	February 25,	February 26,
	2007	2006	2005

Minimum rent	$49,166,786	$44,996,597	$38,447,957
Contingent rent—based on a percentage of sales	1,423,785	1,049,503	1,442,436
Maintenance, taxes and other	30,980,737	26,672,328	22,556,652
Amortization of deferred lease incentives	(3,587,221)	(2,943,697)	(2,581,719)
	$77,984,087	$69,774,731	$59,865,326

Future minimum rental commitments for all leases are as follows:

	Operating Leases
	Retail Store	Vehicles/
Fiscal Year	Facilities	Other	Total

2008	$50,535,244	$515,067	$51,050,311
2009	50,333,236	161,350	50,494,586
2010	48,828,165	3,058	48,831,223
2011	46,211,484	—	46,211,484
2012	42,506,946	—	42,506,946
Thereafter	94,089,772	—	94,089,772

Total minimum lease payments	$332,504,847	$679,475	$333,184,322

NOTE 15 — LEGAL PROCEEDINGS

The Company is involved in various minor legal matters arising in the normal course of business.  In the opinion of management, the outcome of such proceedings will not have a material adverse impact on the Company’s financial position or results of operations.

NOTE 16 — SOURCES OF SUPPLY

The Company’s ten largest vendors represented approximately 48%, 64% and 68% of the Company’s total merchandise purchases in fiscal 2007, 2006 and 2005, respectively.  Purchases from the Company’s largest overseas supplier accounted for 17%, 31% and 36% of total merchandise purchases in fiscal 2007, 2006 and 2005, respectively.  Additionally, direct imports accounted for approximately 75%, 90% and 95% of the Company’s total merchandise purchases in fiscal 2007, 2006 and 2005, respectively.

NOTE 17 — QUARTERLY FINANCIAL DATA (UNAUDITED):

(In thousands, except per share data)

	Fiscal 2007 Quarters(1)
	First	Second	Third	Fourth(2)

Net sales	$142,530	$131,554	$139,265	$133,968
Operating income	$22,906	$11,622	$13,723	$1,677
Net income	$14,607	$7,924	$9,227	$1,929

Basic per share data: (5)
Net income	$0.40	$0.21	$0.24	$0.05

Diluted per share data:(5)
Net income	$0.39	$0.21	$0.24	$0.05

Dividends per share	$0.04	$0.04	$0.06	$0.06

	Fiscal 2006 Quarters(3)
	First	Second	Third	Fourth(4)

Net sales	$122,678	$110,806	$130,453	$126,571
Operating income	$14,836	$8,813	$13,892	$10,093
Net income	$9,310	$5,694	$8,728	$6,681

Basic per share data: (5)
Net income	$0.26	$0.16	$0.24	$0.19

Diluted per share data:(5)
Net income	$0.26	$0.16	$0.24	$0.18

Dividends per share	$0.04	$0.04	$0.04	$0.04

(1)          Fiscal 2007 consisted of 53 weeks.

(2)          The fourth quarter of fiscal 2007 consisted of 14 weeks.

(3)          Fiscal 2006 consisted of 52 weeks.

(4)          The fourth quarter of fiscal 2006 consisted of 13 weeks.

(5)          The summation of quarterly per share data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of March 3, 2007, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of March 3, 2007.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the evaluation, management has concluded the Company’s internal control over financial reporting was effective as of March 3, 2007.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 3, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes during the Company’s fiscal quarter ended March 3, 2007 in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

There are no matters which are required to be reported under Item 9B.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE COVERNANCE

The information regarding the Company’s directors required by Item 10 is incorporated herein by reference to the section entitled, “Election of Directors,” in the Company’s proxy statement for its 2007 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company’s fiscal year ended March 3, 2007.  Information regarding the Company’s executive officers required by Item 10 is included in Part I of this Annual Report on Form 10-K as permitted by General Instruction G(3) to Form 10-K.  Information required by this Item concerning compliance with Section 16(a) of the Securities Act of 1934 is included in the proxy statement under the section entitled “Section 16(a) Beneficial Ownership Compliance,” and such information is incorporated herein by reference.  Information regarding the Company’s Audit Committee and Code of Ethics is included in the proxy statement under the sections entitled, “Information Regarding the Board of Directors and Corporate Governance – Code of Ethics and Business Conduct,” and “Information Regarding the Board of Directors and Corporate Governance – Committees of the Board – Audit Committee,” and such information is incorporated by reference.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled “Executive Compensation – Compensation Discussion and Analysis – Compensation Committee Report,” “Information Regarding the Board of Directors – Compensation Program for Non-Employee Directors” and “Certain Relationships and Related Transactions” in the Company’s proxy statement for its 2007 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company’s fiscal year ended March 3, 2007.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the sections entitled “Security Ownership – Beneficial Ownership of Directors, Nominees and Executive Officers” and “Equity Compensation Plan Table” in the Company’s proxy statement for its 2007 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company’s fiscal year ended March 3, 2007.

ITEM 13.

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS,  AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the section entitled “Information Regarding the Board of Directors and Corporate Governance – Director Independence” in the Company’s proxy statement for its 2007 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company’s fiscal year ended March 3, 2007.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this item is incorporated by reference to the section entitled “Audit Committee Report and Payment of Fees to Our Independent Auditors – Auditor Fees” in the Company’s proxy statement for its 2007 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the Company’s fiscal year ended March 3, 2007.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)  The following documents are filed as a part of this Report:

All other schedules are omitted as they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)                     Exhibits:

3.1

Restated Certificate of Incorporation of the Company, as amended (incorporated herein by reference as Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended February 25, 2006 filed May 11, 2006)

3.2	Amended and Restated By-Laws of the Company (incorporated herein by reference as Exhibit 3.1 to Current Report on Form 8-K filed on February 28, 2007)
10.1	Christopher & Bank, Inc. Retirement Savings Plan (incorporated herein by reference to Registration Statement on Form S-1, Registration No. 33-45719)**
10.2	1997 Stock Incentive Plan (incorporated herein by reference as Exhibit 99.1 to Form S-8 (Registration No. 333-95109) filed January 20, 2000)**
10.3	Amendment No. 1 to 1997 Stock Incentive Plan (incorporated herein by reference as Exhibit 99.1 to Form S-8 (Registration No. 333-95553) filed January 27, 2000)**
10.4	1998 Director Stock Option Plan (incorporated herein by reference as Exhibit 10.25 to Annual Report on Form 10-K for the fiscal year ended February 27, 1999 filed May 28, 1999)**

10.5

Second Amendment to the Company’s 1997 Stock Incentive Plan dated as of July 28, 1999 (incorporated herein by reference as Exhibit 10.28 to Quarterly Report on Form 10-Q for the fiscal quarter ended August 28, 1999 filed October 12, 1999)**

10.6

Third Amendment to the 1997 Stock Incentive Plan dated as of July 26, 2000 (incorporated herein by reference as Exhibit 10.40 to Annual Report on Form 10-K for the fiscal year ended March 2, 2002 filed May 29, 2002)**

10.7

Fourth Amendment to the 1997 Stock Incentive Plan dated as of August 1, 2001 (incorporated herein by reference as Exhibit 10.41 to Annual Report on Form 10-K for the fiscal year ended March 2, 2002 filed May 29, 2002)**

10.8

First Amendment to the 1998 Director Stock Option Plan dated as of July 26, 2000 (incorporated herein by reference as Exhibit 10.42 to Annual Report on Form 10-K for the fiscal year ended March 2, 2002 filed May 29, 2002)**

10.9

Amended and Restated Executive Employment Agreement dated March 1, 2002 between Christopher & Banks Corporation and William J. Prange (incorporated herein by reference as Exhibit 10.43 to Annual Report on Form 10-K for the fiscal year ended March 2, 2002 filed May 29, 2002)**

10.10

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

10.12	2002 Non-Employee Director Stock Option Plan (incorporated herein by reference as Exhibit 99.1 to Form S-8 filed March 13, 2006)**
10.13

Executive Employment Agreement dated March 1, 2004 between Christopher & Banks Corporation and Andrew K. Moller (incorporated herein by reference as Exhibit 10.49 to Annual Report on Form 10-K for the fiscal year ended February 28, 2004 filed May 13, 2004)**

10.14	2005 Stock Incentive Plan (incorporated herein by reference as Exhibit 99.1 to Form S-8, Registration No. 333-132378, filed March 13, 2006)**
10.15

Amendment to Amended and Restated Executive Employment Agreement between Christopher & Banks Corporation and Joseph E. Pennington dated September 22, 2005 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed September 26, 2005)**

10.16

Employment Continuation Agreement between Christopher & Banks Corporation and Joseph E. Pennington dated September 22, 2005 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed September 26, 2005)

10.17

Amendment No. 2 to Amended and Restated Executive Employment Agreement between Christopher & Banks Corporation and Joseph E. Pennington dated April 5, 2006 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed April 7, 2006)

10.18

Amendment to Employment Continuation Agreement between Christopher & Banks Corporation and Joseph E. Pennington dated April 5, 2006 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed April 7, 2006)

10.19

Amendment to Amended and Restated Executive Employment Agreement between Christopher & Banks Corporation and Ralph C. Neal dated September 22, 2005 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed September 26, 2005)

10.20

Employment Continuation Agreement between Christopher & Banks Corporation and Ralph C. Neal dated September 22, 2005 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed September 26, 2005)

10.21

Executive Employment Agreement Between Christopher & Banks Corporation and Matthew Dillon, effective as of June 12, 2006 (incorporated herein by reference as Exhibit 10.25 to Quarterly Report on Form 10-Q for the fiscal period ended May 27, 2006 filed July 6, 2006)**

10.22

Restricted Stock Agreement Between Christopher & Banks Corporation and Matthew P. Dillon, effective as of June 12, 2006 (incorporated herein by reference as Exhibit 10.26 to Quarterly Report on Form 10-Q for the fiscal period ended May 27, 2006 filed July 6, 2006)**

10.23	Amendment to the Company’s 2005 Stock Incentive Plan, dated as of July 26, 2006 (incorporated herein by reference as Exhibit 10.3 to Current Report on Form 8-K filed August 1, 2006)**
10.24	2006 Equity Incentive Plan for Non-Employee Directors (incorporated herein by reference as Appendix A to Definitive Proxy Statement filed June 14, 2006)**
10.25

Amendment to the Company’s 2006 Stock Incentive Plan for Non-Employee Directors, dated as of July 26, 2006 (incorporated herein by reference as Exhibit 10.4 to Current Report on Form 8-K filed August 1, 2006)**

10.26

Form of Nonqualified Stock Option Agreement under the Company’s 2006 Equity Incentive Plan for Non-Employee Directors (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed August 1, 2006)**

10.27

Form of Restricted Stock Agreement under the Company’s 2006 Equity Incentive Plan for Non-Employee Directors (incorporated herein by reference as Exhibit 10.2 to Current Report on Form 8-K filed August 1, 2006)**

10.28

Executive Employment Agreement between Christopher & Banks Corporation and Monica Dahl, dated as of August 6, 2006 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed August 9, 2006)**

10.29

Restricted Stock Agreement between Christopher & Banks Corporation and Monica Dahl, dated as of August 7, 2006 (incorporated herein by reference as Exhibit 10.2 to Current Report on Form 8-K filed on August 9, 2006)**

10.30	Amendment No. 2 to the Company’s 2005 Stock Incentive Plan dated as of September 21, 2006 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed on September 26, 2006)**
10.31

Amendment No. 3 to Amended and Restated Executive Employment Agreement between the Company and Joseph E. Pennington dated as of December 14, 2006 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed on December 19, 2006)**

10.32	Amendment No. 1 to Christopher & Banks Corporation Senior Executive Incentive Plan (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed on February 28, 2007)**
10.33	2006 Senior Executive Incentive Plan (incorporated herein by reference as Appendix B to Definitive Proxy Statement filed June 14, 2006)**
10.34*	Form of Incentive Stock Option Agreement under the Company’s 1997 Stock Incentive Plan
10.35*	Form of Nonqualified Stock Option Agreement under the Company’s 1997 Stock Incentive Plan
10.36*	Form of Restricted Stock Agreement under the Company’s 1997 Stock Incentive Plan
10.37*	Form of Incentive Stock Option Agreement under the Company’s 2005 Stock Incentive Plan
10.38*	Form of Nonqualified Stock Option Agreement under the Company’s 2005 Stock Incentive Plan
10.39*	Form of Restricted Stock Agreement under the Company’s 2005 Stock Incentive Plan
10.40*

Amended and Restated Credit and Security Agreement by and between Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit Operating Division dated November 4, 2005

10.41*	Amendment to Executive Employment Agreement between the Company and Matthew Dillon, effective as of December 14, 2006
21.1*	Subsidiaries of Company
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith

** Management agreement or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2007.

CHRISTOPHER & BANKS CORPORATION

By:	/S/ MATTHEW P. DILLON
Matthew P. Dillon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MATTHEW P. DILLON	President and Chief Executive Officer	May 2, 2007
Matthew P. Dillon	(Principal Executive Officer)

/S/ ANDREW K. MOLLER	Executive Vice President and	May 2, 2007
Andrew K. Moller	Chief Financial Officer (Principal
Financial and Accounting Officer)

/S/ LARRY C. BARENBAUM	Chairman	May 2, 2007
Larry C. Barenbaum

/S/ DONALD D. BEELER	Director	May 2, 2007
Donald D. Beeler

/S/ MARK A. COHN	Director	May 2, 2007
Mark A. Cohn

/S/ ROBERT EZRILOV	Director	May 2, 2007
Robert Ezrilov

/S/ JAMES J. FULD, JR.	Director	May 2, 2007
James J. Fuld, Jr.

/S/ ANNE L. JONES	Director	May 2, 2007
Anne L. Jones

/S/ ROBERT B. MANG	Director	May 2, 2007
Robert B. Mang

CHRISTOPHER & BANKS CORPORATION

FINANCIAL STATEMENT SCHEDULE

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Allowance
for
Permanent
Markdowns(1)
Balance at February 28, 2004	$623,017
Additions charged to costs and expenses(2)	796,562
Additions charged to other accounts	—
Deductions(2)	(593,955)

Balance at February 26, 2005	825,624
Additions charged to costs and expenses(2)	109,287
Additions charged to other accounts	—
Deductions(2)	(550,788)

Balance at February 25, 2006	384,123
Additions charged to costs and expenses(2)	675,310
Additions charged to other accounts	—
Deductions(2)	(426,668)

Balance at March 3, 2007	$632,765

(1)          The allowance for permanent markdowns is deducted from merchandise inventory in the Company’s Consolidated Balance Sheet.

(2)          Additions (deductions) to the allowance for permanent markdowns are recorded to markdowns expense and are included in cost of merchandise, buying and occupancy, exclusive of depreciation and amortization in the Consolidated Statement of Income.