Form 10-Q
period 2007-06-02
CHRISTOPHER & BANKS CORP
filed 2007-07-12
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 2007

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

As of June 29, 2007, 36,256,125 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I

FINANCIAL INFORMATION

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET

(Unaudited)

	June 2,	March 3,	May 27,
	2007	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$52,178,941	$53,991,398	$68,066,992
Short-term investments	44,425,000	48,275,000	44,525,000
Accounts receivable	5,621,277	4,481,624	5,103,703
Merchandise inventories	58,829,857	52,354,944	42,937,086
Prepaid expenses	10,344,306	10,666,421	3,125,676
Other current assets	3,783,548	5,334,636	3,079,876
Total current assets	175,182,929	175,104,023	166,838,333

Property, equipment and improvements, net	129,629,964	127,776,442	121,686,064
Goodwill	3,587,052	3,587,052	3,587,052
Intangible assets	547,990	575,281	657,154
Other assets	1,425,091	280,299	269,498

Total assets	$310,373,026	$307,323,097	$293,038,101

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,646,265	$16,287,931	$6,446,559
Accrued salaries, wages and related expenses	6,002,676	7,574,930	9,609,804
Other accrued liabilities	23,071,441	22,387,281	25,422,295
Total current liabilities	42,720,382	46,250,142	41,478,658

Non-current liabilities:
Deferred lease incentives	22,678,101	23,646,261	21,338,405
Deferred rent obligations	11,418,416	10,678,341	9,996,313
Other	3,351,206	983,137	2,512,130
Total non-current liabilities	37,447,723	35,307,739	33,846,848

Commitments	—	—	—

Stockholders’ equity:
Preferred stock – $0.01 par value, 1,000,000 shares authorized, none outstanding	—	—	—
Common stock – $0.01 par value, 74,000,000 shares authorized, 45,097,823, 45,038,310 and 43,566,852 shares issued and 36,255,905, 36,521,451 and 36,782,116 shares outstanding at June 2, 2007, March 3, 2007 and May 27, 2006, respectively	450,978	450,383	435,669
Additional paid-in capital	107,325,355	106,806,885	77,696,894
Retained earnings	223,003,723	213,264,385	200,156,126
Common stock held in treasury, 8,841,918, 8,516,859 and 6,784,736 shares at cost at June 2, 2007, March 3, 2007 and May 27, 2006	(100,575,135)	(94,756,437)	(60,576,094)
Total stockholders’ equity	230,204,921	225,765,216	217,712,595

Total liabilities and stockholders’ equity	$310,373,026	$307,323,097	$293,038,101

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended
	June 2,	May 27,
	2007	2006

Net sales	$149,371,334	$142,530,289

Costs and expenses:
Merchandise, buying and occupancy, exclusive of depreciation and amortization	86,916,121	78,561,840
Selling, general and administrative	39,079,123	36,080,701
Depreciation and amortization	5,295,127	4,981,619
Total costs and expenses	131,290,371	119,624,160

Operating income	18,080,963	22,906,129

Interest income	1,059,023	961,531

Income before income taxes	19,139,986	23,867,660

Income tax provision	7,464,595	9,260,652

Net income	$11,675,391	$14,607,008

Basic earnings per common share:

Net income	$0.32	$0.40

Basic shares outstanding	36,189,740	36,407,732

Diluted earnings per common share:

Net income	$0.32	$0.39

Diluted shares outstanding	36,305,439	37,032,452

Dividends per share	$0.06	$0.04

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	June 2,	May 27,
	2007	2006
Cash flows from operating activities:
Net income	$11,675,391	$14,607,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,295,127	4,984,235
Deferred income taxes	(1,486,803)	(1,473,717)
Excess tax benefit related to stock-based compensation	(21,006)	(2,113,088)
Stock-based compensation expense	458,680	912,597
Loss on disposal of furniture, fixtures and equipment	28,239	14,677
Changes in operating assets and liabilities:
Increase in merchandise inventories	(6,474,913)	(5,065,711)
Increase in accounts receivable	(1,139,653)	(350,400)
Increase in income taxes payable/receivable	8,294,032	8,234,341
Decrease (increase) in other current assets	322,115	(62,854)
Increase in other assets	(65,668)	(59,629)
Decrease in accounts payable	(2,903,475)	(3,482,956)
Increase (decrease) in accrued liabilities	(4,614,630)	2,980,522
Decrease in deferred lease incentives	(968,160)	(464,464)
Increase in deferred rent obligations	740,075	386,314

Net cash provided by operating activities	9,139,351	19,046,875

Cash flows from investing activities:
Purchases of property, equipment and improvements	(6,887,788)	(8,239,973)
Purchases of short-term investments	(20,500,000)	(22,525,000)
Redemptions of short-term investments	24,350,000	8,000,000

Net cash used in investing activities	(3,037,788)	(22,764,973)

Cash flows from financing activities:
Proceeds from exercise of stock options	39,379	8,735,860
Dividends paid	(2,155,707)	(1,448,857)
Excess tax benefit related to stock-based compensation	21,006	2,113,088
Acquisition of common stock held in treasury	(5,818,698)	—

Net cash provided by (used in) financing activities	(7,914,020)	9,400,091

Net increase (decrease) in cash and cash equivalents	(1,812,457)	5,681,993

Cash and cash equivalents at beginning of period	53,991,398	62,384,999

Cash and cash equivalents at end of period	$52,178,941	$68,066,992

Supplemental cash flow information:
Income taxes paid	$417,930	$2,500,027
Purchases of equipment and improvements, accrued, not paid	$261,809	$76,170

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements included in this Form 10-Q have been prepared by Christopher & Banks Corporation and subsidiaries (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2007.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

NOTE 2 – INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), on March 4, 2007. FIN No. 48 prescribes a minimum recognition threshold and measurement process for recording uncertain tax positions in the financial statements. Additionally, FIN No. 48 provides guidance on derecognition, classification, accounting and disclosure related to uncertain tax positions.

Implementation of FIN No. 48 resulted in an adjustment to the Company’s liability for unrecognized tax benefits of approximately $0.2 million, with a corresponding increase to retained earnings. As of the date of adoption, the total amount of unrecognized tax benefits was $3.4 million. Of that amount, approximately $2.3 million represents the amount of unrecognized tax benefits that would, if recognized, favorably affect the Company’s effective income tax rate in future periods.

The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. At March 4, 2007, the Company had accrued $0.7 million for the potential payment of interest and penalties.

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. The Internal Revenue Service has completed their audit for tax years through fiscal 2006. The Company is not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2004.

NOTE 3 – SHORT-TERM INVESTMENTS

Short-term investments consisted of the following:

	June 2,	March 3,	May 27,
Description	2007	2007	2006

Tax advantaged auction rate securities	$ 44,425,000	$ 48,275,000	$ 32,525,000
U.S. Government debt securities	—	—	12,000,000

	$ 44,425,000	$ 48,275,000	$ 44,525,000

NOTE 4 – MERCHANDISE INVENTORIES

Merchandise inventories consisted of the following:

	June 2,	March 3,	May 27,
Description	2007	2007	2006

Merchandise - in store	$ 54,181,240	$ 41,099,342	$ 35,851,315
Merchandise - in transit	6,050,464	11,888,367	7,483,892
Allowance for permanent markdowns	(1,401,847)	(632,765)	(398,121)

	$ 58,829,857	$ 52,354,944	$ 42,937,086

The Company purchased approximately 9% and 11% of its merchandise from its largest overseas supplier during the first three months of fiscal 2008 and 2007, respectively.

NOTE 5 – PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following:

	Estimated	June 2,	March 3,	May 27,
Description	Useful Life	2007	2007	2006

Land	—	$1,596,898	$1,596,898	$1,596,898
Corporate office, distribution center and related building improvements	25 years	11,663,704	11,663,704	11,412,094
Store leasehold improvements	Term of related lease, typically 10 years	88,081,545	87,288,395	76,347,224
Store furniture and fixtures	Three to 10 years	102,473,180	101,486,350	87,786,967
Point of sale hardware and software	Five years	8,860,076	8,625,579	8,136,324
Corporate office and distribution center furniture, fixtures and equipment	Seven years	2,792,298	2,751,805	2,546,565
Computer hardware and software	Three to five years	5,996,760	5,771,237	4,381,119
Construction in progress	—	9,244,966	5,429,824	10,687,863
		230,709,427	224,613,792	202,895,054
Less accumulated depreciation and amortization		101,079,463	96,837,350	81,208,990

Net property, equipment and improvements		$129,629,964	$127,776,442	$121,686,064

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

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 2,	March 3,	May 27,
	2007	2007	2006

Customer lists	$830,000	$830,000	$830,000
Accumulated amortization	(282,010)	(254,719)	(172,846)
	$547,990	$575,281	$657,154

Aggregate amortization expense for the three months ended June 2, 2007 was $27,291. Estimated aggregate amortization expense for fiscal 2008 and the next five fiscal years is as follows:

Fiscal 2008	$100,278
Fiscal 2009	82,500
Fiscal 2010	82,500
Fiscal 2011	82,500
Fiscal 2012	82,500
Fiscal 2013	82,500

NOTE 8 – ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	June 2,	March 3,	May 27,
Description	2007	2007	2006

Gift card, certificate and store credit liabilities	$9,851,472	$13,174,041	$8,734,287
Accrued income, sales and other taxes payable	6,935,594	2,499,410	10,274,601
Accrued occupancy related expenses	1,175,758	640,985	1,364,083
Other accrued liabilities	5,108,617	6,072,845	5,049,324

	$23,071,441	$22,387,281	$25,422,295

NOTE 9 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), which was adopted February 25, 2006 using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of February 25, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based compensation awards granted subsequent to February 25, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

The total pre-tax compensation expense related to stock-based awards for the three months ended June 2, 2007 and May 27, 2006 was $458,680 and $912,597, respectively. Stock-based compensation expense was included in merchandise, buying and occupancy expenses for the Company’s buying and distribution employees and in selling, general and administrative expenses for all other employees.

Methodology Assumptions

The Company uses the Black-Scholes option-pricing model to value the Company’s stock options for grants to its employees and non-employee directors. Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of the Company’s stock option awards, which are generally subject to pro-rata vesting, is expensed on a straight-line basis over the vesting period of the stock options. The expected volatility assumption is based on the historical volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience. The expected term assumption incorporates the contractual term of an option grant, as well as the vesting period of an award. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted.

The weighted average assumptions relating to the valuation of the Company’s stock options for the quarters ended June 2, 2007 and May 27, 2006 were as follows:

	Three Months Ended
	June 2,	May 27,
	2007	2006
Expected dividend yield	1.29%	0.64%
Expected volatility	45.11%	44.30%
Risk-free interest rate	4.58%	4.90%
Expected term in years	4.25 Years	4 Years

Stock-Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the three months ended June 2, 2007:

					Weighted
		Weighted			Average
	Number	Average	Aggregate	Weighted	Remaining
	of	Exercise	Intrinsic	Average	Contractual
	Shares	Price	Value	Fair Value	Life

Outstanding, beginning of period	2,072,876	$19.44	$2,431,460	$6.85
Vested	1,765,038	19.30	2,276,280	6.69
Unvested	307,838	20.24	155,180	7.78
Granted	212,750	17.98	128,090	6.87
Exercised	(5,063)	7.78	53,314	3.29
Canceled - Unvested (Forfeited)	(5,466)	19.45	—	7.15
Outstanding, end of period	2,275,097	$19.33	$2,504,859	$6.86	5.46
Vested	1,809,144	$19.37	$2,285,249	$6.74	4.48
Unvested	465,953	$19.17	$219,610	$7.35	9.23

Exercisable, end of period	1,809,144	$19.37	$2,285,249	$6.74	4.48

The Company may also grant shares of restricted stock to its employees and non-employee members of its Board of Directors. Restricted stock awards are independent of option grants and are subject to forfeiture if employment or service terminates prior to the lapse of the restrictions. In addition, certain of the Company’s restricted stock awards are performance based and are subject to forfeiture if the defined performance conditions are not achieved. The Company values the restricted shares based on the closing price of the Company’s common stock on the date of grant. The resulting expense is recorded on a straight line basis over the vesting period of the restricted award.

The following table presents a summary of the Company’s restricted stock activity for the three months ended June 2, 2007:

	Number	Aggregate	Weighted
	of	Intrinsic	Average
	Shares	Value	Fair Value

Unvested, beginning of period	53,717	$998,062	$20.04
Granted	53,800	999,604	17.98
Vested	(8,417)	156,388	19.46
Canceled - Unvested (Forfeited)	(1,450)	26,941	19.45
Unvested, end of period	97,650	$1,814,337	$18.96

NOTE 10 – LONG-TERM DEBT

The Company maintains an Amended and Restated Revolving Credit Facility with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”) which expires on June 30, 2008. The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit of up to $50.0 million, subject to a borrowing base formula based on inventory levels.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s floating rate, 8.25% as of June 2, 2007, plus 0.25%. Interest is payable monthly in arrears. The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement. Facility fees totaled $1,606 for the three months ended June 2, 2007. The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights. The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first three months of fiscal 2008. Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise. The borrowing base at June 2, 2007 was $47.1 million. As of June 2, 2007, the Company had outstanding letters of credit in the amount of $21.3 million. Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $25.8 million at June 2, 2007.

The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants. As of June 2, 2007, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

NOTE 11 – STOCKHOLDERS’ EQUITY

In fiscal 2007, the Company’s Board of Directors authorized a stock repurchase program enabling the Company to purchase up to $40.0 million of its common stock, subject to market conditions. During fiscal 2007, the Company repurchased 1,732,123 shares at a total cost, including commissions, of approximately $34.2 million. In March 2007, the Company completed the repurchase program by purchasing an additional 325,059 shares of its common stock for a total cost, including commissions, of $5.8 million, bringing the total number of shares repurchased under this program to 2,057,182 at a total cost, including commissions, of approximately $40.0 million.

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

On May 25, 2007, the Company’s Board of Directors authorized a one-year stock repurchase program enabling the Company to repurchase up to $20.0 million of its common stock, subject to market conditions. As of June 29, 2007, no shares had been repurchased under this stock repurchase program.

In fiscal 2007, the Company’s Board of Directors authorized an increase in the Company’s quarterly cash dividend to $0.06 per share of common stock, effective beginning with the October 2006 dividend payment. The dividend rate was previously $0.04 per share of common stock. The Company has declared and paid a dividend each quarter since its first declaration in fiscal 2004.

NOTE 12 – NET INCOME PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the applicable periods, while diluted EPS is computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding. The Company’s reconciliation of earnings per share includes the individual share effects of all securities affecting earnings per share which consist solely of the effects of dilution from awards granted under the Company’s stock-based compensation plans.

The following is a reconciliation of the number of shares and per share amounts used in the basic and diluted EPS computations:

	Three Months Ended
	June 2, 2007		May 27, 2006
	Shares	Net Income Per Share	Share	Net Income Per Share
Basic	36,189,740	$0.32	36,407,732	$0.40

Effect of dilution from stock-based compensation plans	115,699	—	624,720	(0.01)

Diluted	36,305,439	$0.32	37,032,452	$0.39

Stock options of 1,686,198 and 123,280 were excluded from the shares used in the computation of diluted EPS for the three months ended June 2, 2007 and May 27, 2006, respectively, as they were anti-dilutive.

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Boards (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measures” (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands fair value measurement disclosures. The Company is currently evaluating the impact of adopting SFAS No. 157, but does not anticipate it will have a material effect on its financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to measure many financial instrument and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 159, but does not anticipate it will have a material effect on its financial position, results of operations or cash flows.

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

Cash flow and liquidity

Management evaluates cash flow from operations, investing activities and financing activities in determining the sufficiency of the Company’s cash position.  Cash flow from operations has historically been sufficient to cover the Company’s requirements for liquidity.

Executive Overview

Christopher & Banks Corporation is a Minneapolis-based retailer of women’s specialty apparel, which operates stores through its wholly-owned subsidiaries:  Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company, collectively referred to as the “Company.”  As of June 2, 2007, the Company operated 801 stores in 45 states, including 528 Christopher & Banks stores, 235 C.J. Banks stores and 38 Acorn stores.  The Company’s Christopher & Banks stores offer distinctive fashions featuring exclusively designed, coordinated assortments of sportswear and sweaters in sizes four to 16.  The Company’s C.J. Banks stores offer similar assortments of women’s specialty apparel in sizes 14W and up.  The Company’s Acorn stores offer upscale women’s fashions along with complementary jewelry and accessories under private and branded labels.

In the first three months of fiscal 2008, the Company opened six new Christopher & Banks stores, 17 new C.J. Banks stores and two new Acorn stores.  The Company closed two stores during the first quarter.  In the second and third quarters of fiscal 2008, the Company anticipates it will open approximately 45 additional stores for a total of approximately 70 new store openings in fiscal 2008.

On May 25, 2007, the Company’s Board of Directors authorized a one-year stock repurchase program enabling the Company to repurchase up to $20.0 million of its common stock, subject to market conditions.  As of June 29, 2007, no shares had been repurchased under this plan.

On June 18, 2007, the Company announced that Susan Connell will join the Company as Executive Vice President and Chief Merchandise Officer, effective July 9, 2007.  Ms. Connell will be responsible for overseeing product development, sourcing and other merchandising activities for the Company’s three retail concepts.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in Note 1 of the notes to consolidated financial statements contained within the Company’s Annual Report on Form 10-K for the fiscal year ended March 3, 2007.  Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

On an ongoing basis, the Company evaluates its estimates, including those related to customer product returns, inventories, income taxes, medical and workers’ compensation claims and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There has been no material changes in the Company’s critical accounting policies during the three months ended June 2, 2007.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company’s consolidated condensed statement of income expressed as a percentage of net sales:

	Three Months Ended
	June 2,	May 27,
	2007	2006

Net sales	100.0%	100.0%
Merchandise, buying and occupancy costs, exclusive of depreciation and amortization	58.2	55.1
Selling, general and administrative expenses	26.2	25.3
Depreciation and amortization	3.5	3.5
Operating income	12.1	16.1
Interest income	0.7	0.7
Income before income taxes	12.8	16.8
Income tax provision	5.0	6.5
Net income	7.8%	10.3%

Three Months Ended June 2, 2007 Compared to Three Months Ended May 27, 2006

Net Sales.  Net sales for the three months ended June 2, 2007 were $149.4 million, an increase of $6.9 million or 5%, from $142.5 million for the three months ended May 27, 2006.  The increase in net sales resulted from an increase in the number of stores operated by the Company, partially offset by a 4% decrease in same-store sales.  The Company operated 801stores at June 2, 2007, compared to 739 stores at May 27, 2006.  The Company’s same-store sales were calculated based on the 13 week period ended June 2, 2007, compared to the 13 week period ended June 3, 2006.  The 4% decline in same-store sales was primarily attributable to a decrease in the average number of transactions per store.  Management believes factors that contributed to this decrease included adverse weather conditions in a significant portion of the Company’s comparative-store base in April, as well as the generally challenging women’s specialty apparel retail environment throughout the quarter.

Merchandise, Buying and Occupancy Costs, exclusive of depreciation and amortization.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $86.9 million, or 58.2% of net sales, during the first quarter of fiscal 2008, compared to $78.6 million, or 55.1% of net sales, during the same period in fiscal 2007.  The largest components of the increase in merchandising, buying and occupancy costs as a percent of net sales were merchandise margins, which declined by approximately 270 basis points, and occupancy costs which had 70 basis points of negative leverage.  A combination of other costs including a lower level of accrued bonuses for the Company’s merchandise staff partially offset these items.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended June 2, 2007 were $39.1 million, or 26.2% of net sales, compared to $36.1 million, or 25.3% of net sales, for the three months ended May 27, 2006.  Increases in most expense categories as a percentage of sales, due to a 4% decline in same-store sales, were offset by approximately 60 basis points of improvement resulting from a lower level of accrued bonuses for the Company’s selling, general and administrative management staff in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

Depreciation and Amortization.  Depreciation and amortization was $5.3 million, or 3.5% of net sales, in the first quarter of fiscal 2008, compared to $5.0 million, or 3.5% of net sales, in the first quarter of fiscal 2007.  The increase in the amount of depreciation and amortization expense was a result of capital expenditures made by the Company over the past year.  The Company opened 25 new stores in the first three months of fiscal 2008 and 78 new stores in all of fiscal 2007.

Operating Income.  As a result of the foregoing factors, operating income for the three months ended June 2, 2007 was $18.1 million, or 12.1% of net sales, compared to operating income of $22.9 million, or 16.1% of net sales, for the three months ended May 27, 2006.

Interest Income.  For the quarter ended June 2, 2007, interest income increased to $1.1 million from $961,531 for the quarter ended May 27, 2006.  The increase resulted from higher average interest rates on short-term investments during the first three months of fiscal 2008, partially offset by a lower average balance of cash equivalents and short-term investments.

Income Taxes.  Income tax expense in the first quarter of fiscal 2008 was $7.5 million, with an effective tax rate of 39.0%, compared to $9.3 million, with an effective tax rate of 38.8%, in the first quarter of fiscal 2007.

Net Income.  As a result of the foregoing factors, net income for the three months ended June 2, 2007 was $11.7 million, or 7.8% of net sales, and $0.32 per diluted share, compared to $14.6 million, or 10.3% of net sales, and $0.39 per diluted share, for the three months ended May 27, 2006.

Liquidity and Capital Resources

The Company’s principal on-going cash requirements are to finance the construction of new stores and the remodeling of certain existing stores, to make other capital expenditures, to purchase merchandise inventories and to fund other working capital requirements.  Merchandise purchases vary on a seasonal basis, peaking in the fall.  As a result, the Company’s cash requirements historically reach their peak in October or November.  Conversely, cash balances reach their peak in January after the holiday season is completed.

Net cash provided by operating activities totaled $9.1 million for the first three months of fiscal 2008, a decrease of $9.9 million from $19.0 million for the first three months of fiscal 2007.  Significant fluctuations in the Company’s working capital accounts included a $6.5 million increase in merchandise inventories, a $4.6 million decrease in accrued liabilities and an $8.3 million increase in income taxes payable/receivable.  The Company’s merchandise inventories increased as the Company opened 25 new stores in the first quarter of fiscal 2008.  In addition, primarily as a result of a 4% decline in same-store sales during the quarter and a larger combined balance of early June merchandise receipts and in-transit inventory, the Company had a higher average balance of inventory per store.  The decrease in accrued liabilities and increase in income taxes payable/receivable were both a result of a shift in the timing of payments for estimated income taxes, combined with an adjustment of approximately $3.4 million for unrecognized income tax benefits resulting from the adoption and implementation of FIN No. 48 in the first quarter of fiscal 2008.

Net cash used in investing activities included $6.9 million of capital expenditures, partially offset by net redemptions of short-term investments of approximately $3.9 million.  The Company opened 25 new stores and completed three major store remodels during the three months ended June 2, 2007.  Net cash of $7.9 million was used in financing activities during the first quarter of fiscal 2008 as the Company paid one quarterly cash dividend totaling approximately $2.2 million and repurchased approximately $5.8 million of its common stock.

The Company plans to fund approximately $28 million of capital expenditures during the last nine months of fiscal 2008 to open approximately 45 additional stores, to complete several store remodels, to complete an upgrade to its point of sale register equipment and to make various capital investments at its corporate office and distribution center facility.  A portion of the capital expenditures will also be used for stores scheduled to open in the first quarter of fiscal 2009.   The Company expects its cash and short-term investments, combined with cash flows from operations, to be sufficient to meet its capital expenditure, working capital and other requirements for liquidity during the remainder of fiscal 2008.

The Company maintains an Amended and Restated Revolving Credit Facility with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”) which expires on June 30, 2008.  The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit of up to $50.0 million, subject to a borrowing base formula based on inventory levels.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s floating rate, 8.25% as of June 2, 2007, plus 0.25%.  Interest is payable monthly in arrears.  The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement.  Facility fees totaled $1,606 for the three months ended June 2, 2007.  The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first three months of fiscal 2008.  Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at June 2, 2007 was $47.1 million.  As of June 2, 2007, the Company had outstanding letters of credit in the amount of $21.3 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $25.8 million at June 2, 2007.

The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of June 2, 2007, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

Merchandise Sourcing

The Company directly imported approximately 74% of its total merchandise purchases in the first quarter of fiscal 2008.  Substantially all of its remaining merchandise purchases were made from domestic importers.  This reliance on sourcing from foreign countries may cause the Company to be exposed to certain risks.  Import restrictions, including tariffs and quotas, and changes in such restrictions, could affect the import of apparel and might result in increased costs, delays in merchandise receipts or reduced supplies of apparel available to the Company, and could possibly have an adverse effect on the Company’s business, financial condition and results of operations.  The Company’s merchandise flow could also be adversely affected by political instability in any of the countries where its merchandise is manufactured or by changes in the United States’ governmental policies toward such foreign countries.  In addition, merchandise receipts could be delayed due to interruptions in air, ocean and ground shipments.

A substantial portion of the Company’s directly imported merchandise is manufactured in Southeast Asia.  The majority of these goods are produced in China, Hong Kong, Indonesia and Singapore.  The Company is not currently importing merchandise produced in the Middle East.

The Company purchased approximately 9% and 11% of its merchandise from its largest overseas supplier during the first three months of fiscal 2008 and 2007, respectively.  Although the Company believes that its relationship with this particular vendor is good, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it can shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, there is some potential that any such disruption in supply could have a material adverse impact on the Company’s financial position and results of operations.

Quarterly Results and Seasonality

The Company’s quarterly results may fluctuate significantly depending on a number of factors including timing of new store openings, adverse weather conditions, shifts in the timing of certain holidays and customer response to the Company’s seasonal merchandise mix.

Inflation

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the three months ended June 2, 2007 and May 27, 2006.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates.  The Company’s results of operations could be negatively impacted by decreases in interest rates on its short-term investments.

The Company is potentially exposed to market risk from changes in interest rates relating to its Wells Fargo Revolver.  Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s floating rate, 8.25% as of June 2, 2007, plus 0.25%.  However, the Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first three months of fiscal 2008 and, given its existing liquidity position, does not expect to utilize the Wells Fargo Revolver in the near future except for its continuing use of the import letter of credit facility.

All of the Company’s purchase obligations placed with foreign suppliers are denominated in U.S. dollars.  Therefore, the Company has minimal exposure to foreign currency exchange risks.  The Company does not hedge against foreign currency risks and believes that its foreign currency exchange risk is not significant.

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

(b)       Internal Controls Over Financial Reporting.

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 2, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.

ITEM 1.
LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.

ITEM 1A.
RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 3, 2007 should be carefully considered as they could materially affect the Company’s business, financial condition or future results.  The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may also materially adversely affect the Company’s future business, financial condition and/or results of operations.

ITEM 2.
UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS

In fiscal 2007, the Company’s Board of Directors authorized a stock repurchase program enabling the Company to purchase up to $40.0 million of its common stock, subject to market conditions.  During fiscal 2007, the Company repurchased 1,732,123 shares at a total cost, including commissions, of approximately $34.2 million.  In March 2007, the Company completed the repurchase program by purchasing an additional 325,059 shares of its common stock for a total cost, including commissions, of approximately $5.8 million, bringing the total number of shares repurchased under this program to 2,057,182 at a total cost, including commissions, of approximately $40.0 million.

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:

			Total Number	Approximate
			of Shares	Dollar Value
	Total Number	Average	Purchased as	of Shares that May
	of Shares	Price Paid	Part of a Publicly	Yet be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

Fiscal March:
March 4, 2007 - March 31, 2007	325,059	$17.90	2,057,182	$—

All of the Company’s share repurchases were executed in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

On May 25, 2007, the Company’s Board of Directors authorized a one-year stock repurchase program enabling the Company to repurchase up to $20.0 million of its common stock, subject to market conditions.  As of June 29, 2007, no shares had been repurchased under this stock repurchase program.

ITEM 3.
DEFAULTS UPON
SENIOR SECURITIES

There has been no default with respect to any indebtedness of the Company.

ITEM 4.
SUBMISSION OF MATTERS TO
A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended June 2, 2007.

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

CHRISTOPHER & BANKS CORPORATION

Dated: July 12, 2007	By	/S/ MATTHEW P. DILLON

Matthew P. Dillon
President and Chief Executive Officer

Signing on behalf of the
Registrant as principal
executive officer.

Dated: July 12, 2007	By	/S/ ANDREW K. MOLLER

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