Form 10-Q
period 2007-09-01
CHRISTOPHER & BANKS CORP
filed 2007-10-11
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 1, 2007

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

YES     ☐     NO     ☒

As of October 5, 2007, 35,418,625 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I

FINANCIAL INFORMATION

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEET

(Unaudited)

	September 1,	March 3,	August 26,
	2007	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$47,421,468	$53,991,398	$82,423,025
Short-term investments	43,450,000	48,275,000	44,325,000
Accounts receivable	5,713,892	4,481,624	5,264,056
Merchandise inventories	50,164,552	52,354,944	44,427,051
Prepaid expenses	10,970,362	10,666,421	6,258,297
Other current assets	8,813,608	5,334,636	6,018,272
Total current assets	166,533,882	175,104,023	188,715,701

Property, equipment and improvements, net	132,583,350	127,776,442	124,592,473
Goodwill	3,587,052	3,587,052	3,587,052
Intangible assets	520,699	575,281	629,863
Other assets	2,544,876	280,299	280,488

Total assets	$305,769,859	$307,323,097	$317,805,577

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,407,603	$16,287,931	$10,826,707
Accrued salaries, wages and related expenses	8,158,886	7,574,930	8,730,714
Other accrued liabilities	20,046,848	22,387,281	17,807,559
Total current liabilities	40,613,337	46,250,142	37,364,980

Non-current liabilities:
Deferred lease incentives	23,332,654	23,646,261	21,659,041
Deferred rent obligations	11,429,871	10,678,341	10,292,713
Other	3,607,544	983,137	1,710,605
Total non-current liabilities	38,370,069	35,307,739	33,662,359

Commitments	—	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000,000 shares authorized, none outstanding	—	—	—
Common stock — $0.01 par value, 74,000,000 shares authorized, 44,950,343, 45,038,310 and 44,866,525 shares issued and 35,772,325, 36,521,451 and 38,037,789 shares outstanding at September 1, 2007, March 3, 2007 and August 26, 2006, respectively	449,503	450,383	448,665
Additional paid-in capital	107,812,881	106,806,885	101,511,980
Retained earnings	224,233,794	213,264,385	206,593,855
Common stock held in treasury, 9,178,018, 8,516,859 and 6,828,736 shares at cost at September 1, 2007, March 3, 2007 and August 26, 2006, respectively	(105,709,725)	(94,756,437)	(61,776,262)
Total stockholders’ equity	226,786,453	225,765,216	246,778,238

Total liabilities and stockholders’ equity	$305,769,859	$307,323,097	$317,805,577

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended
	September 1,	August 26,
	2007	2006

Net sales	$141,127,615	$131,553,342

Costs and expenses:
Merchandise, buying and occupancy, exclusive of depreciation and amortization	90,594,806	78,802,797
Selling, general and administrative	40,626,872	36,111,556
Depreciation and amortization	5,510,041	5,017,119
Total costs and expenses	136,731,719	119,931,472

Operating income	4,395,896	11,621,870

Interest income	1,160,228	1,325,425

Income before income taxes	5,556,124	12,947,295

Income tax provision	2,166,888	5,023,550

Net income	$3,389,236	$7,923,745

Basic earnings per common share:

Net income	$0.09	$0.21

Basic shares outstanding	35,846,747	37,401,006

Diluted earnings per common share:

Net income	$0.09	$0.21

Diluted shares outstanding	35,948,514	38,049,065

Dividends per share	$0.06	$0.04

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF INCOME

(Unaudited)

	Six Months Ended
	September 1,	August 26,
	2007	2006

Net sales	$290,498,949	$274,083,631

Costs and expenses:
Merchandise, buying and occupancy, exclusive of depreciation and amortization	177,510,927	157,364,637
Selling, general and administrative	79,705,995	72,192,257
Depreciation and amortization	10,805,168	9,998,738
Total costs and expenses	268,022,090	239,555,632

Operating income	22,476,859	34,527,999

Interest income	2,219,251	2,286,956

Income before income taxes	24,696,110	36,814,955

Income tax provision	9,631,483	14,284,202

Net income	$15,064,627	$22,530,753

Basic earnings per common share:

Net income	$0.42	$0.61

Basic shares outstanding	35,900,270	36,901,264

Diluted earnings per common share:

Net income	$0.42	$0.60

Diluted shares outstanding	36,010,301	37,573,303

Dividends per share	$0.12	$0.08

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	September 1,	August 26,
	2007	2006
Cash flows from operating activities:
Net income	$15,064,627	$22,530,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,805,168	9,998,738
Deferred income taxes	(3,118,303)	(1,762,585)
Excess tax benefit related to stock-based compensation	(21,152)	(5,283,450)
Stock-based compensation expense	940,808	2,272,675
Loss on disposal of furniture, fixtures and equipment	114,707	89,386
Changes in operating assets and liabilities:
Decrease (increase) in merchandise inventories	2,190,392	(6,555,676)
Increase in accounts receivable	(1,232,268)	(510,753)
(Increase) decrease in income taxes receivable	300,320	(6,258,297)
Increase in other current assets	(303,941)	(388,231)
Increase in other assets	(60,353)	(70,619)
Increase (decrease) in accounts payable	(3,953,255)	960,232
Increase (decrease) in accrued liabilities	(1,756,477)	5,891,399
Decrease in deferred lease incentives	(313,607)	(143,828)
Increase in deferred rent obligations	751,530	682,714

Net cash provided by operating activities	19,408,196	21,452,458

Cash flows from investing activities:
Purchases of property, equipment and improvements	(15,599,274)	(16,271,343)
Purchases of short-term investments	(61,100,000)	(31,325,000)
Redemptions of short-term investments	65,925,000	17,000,000

Net cash used in investing activities	(10,774,274)	(30,596,343)

Cash flows from financing activities:
Proceeds from exercise of stock options	43,073	28,033,502
Dividends paid	(4,314,790)	(2,934,873)
Excess tax benefit related to stock-based compensation	21,152	5,283,450
Acquisition of common stock held in treasury	(10,953,287)	(1,200,168)

Net cash provided by (used in) financing activities	(15,203,852)	29,181,911

Net increase (decrease) in cash and cash equivalents	(6,569,930)	20,038,026

Cash and cash equivalents at beginning of period	53,991,398	62,384,999

Cash and cash equivalents at end of period	$47,421,468	$82,423,025

Supplemental cash flow information:
Income taxes paid	$12,199,530	$17,690,582
Purchases of equipment and improvements, accrued, not paid	$72,927	$13,130

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

NOTE 2 – CEO TRANSITION

On August 30, 2007, the Company announced that its Board of Directors had appointed Lorna Nagler as President and Chief Executive Officer effective August 31, 2007. Ms. Nagler was also elected as a member of the Company’s Board of Directors as of August 31, 2007. Ms. Nagler most recently served as President of Lane Bryant and has 29 years of experience in the women’s apparel retail industry.

Matthew P. Dillon resigned as President and Chief Executive Officer, and as a member of the Company’s Board of Directors, effective August 30, 2007. The Company incurred a pre-tax charge of approximately $2.1 million, or $0.04 per diluted share, related to the transition of the CEO position from Mr. Dillon to Ms. Nagler.

NOTE 3 – INCOME TAXES

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

Implementation of FIN No. 48 resulted in an adjustment to the Company’s liability for unrecognized tax benefits of approximately $0.2 million with a corresponding increase to retained earnings. As of the date of adoption, the total amount of unrecognized tax benefits was $3.4 million. Of that amount, approximately $2.3 million represents the amount of unrecognized tax benefits that would, if recognized, favorably affect the Company’s effective income tax rate in future periods.

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

NOTE 4 – SHORT-TERM INVESTMENTS

 Short-term investments consisted of the following:

	September 1,	March 3,	August 26,
Description	2007	2007	2006

Tax advantaged auction rate securities	$43,450,000	$48,275,000	$37,325,000
U.S. Government debt securities	—	—	7,000,000

	$43,450,000	$48,275,000	$44,325,000

NOTE 5 – MERCHANDISE INVENTORIES

Merchandise inventories consisted of the following:

	September 1,	March 3,	August 26,
Description	2007	2007	2006

Merchandise - in store	$41,205,114	$41,099,342	$34,993,547
Merchandise - in transit	10,005,014	11,888,367	10,250,650
Allowance for permanent markdowns	(1,045,576)	(632,765)	(817,146)

	$50,164,552	$52,354,944	$44,427,051

The Company purchased approximately 14% and 13% of its merchandise from its largest overseas supplier during the first six months of fiscal 2008 and 2007, respectively.

NOTE 6 – PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following:

	Estimated	September 1,	March 3,	August 26,
Description	Useful Life	2007	2007	2006
Land	—	$1,596,898	$1,596,898	$1,596,898
Corporate office, distribution center and related building improvements	25 years	11,823,129	11,663,704	11,412,094
Store leasehold improvements	Term of related lease, typically 10 years	90,623,054	87,288,395	78,958,448
Store furniture and fixtures	Three to 10 years	105,637,453	101,486,350	91,231,896
Point of sale hardware and software	Five years	8,946,617	8,625,579	8,266,314
Corporate office and distribution center furniture, fixtures and equipment	Seven years	2,868,716	2,751,805	2,615,705
Computer hardware and software	Three to five years	7,038,697	5,771,237	4,699,105
Construction in progress	—	10,410,235	5,429,824	11,397,597
		238,944,799	224,613,792	210,178,057
Less accumulated depreciation and amortization		106,361,449	96,837,350	85,585,584

Net property, equipment and improvements		$132,583,350	$127,776,442	$124,592,473

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

NOTE 8 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 1,	March 3,	August 26,
	2007	2007	2006

Customer lists	$830,000	$830,000	$830,000
Accumulated amortization	(309,301)	(254,719)	(200,137)
	$520,699	$575,281	$629,863

Aggregate amortization expense for the six months ended September 1, 2007 was $54,582. Estimated aggregate amortization expense for fiscal 2008 and the next five fiscal years is as follows:

Fiscal 2008	$100,278
Fiscal 2009	82,500
Fiscal 2010	82,500
Fiscal 2011	82,500
Fiscal 2012	82,500
Fiscal 2013	82,500

NOTE 9 – ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	September 1,	March 3,	August 26,
Description	2007	2007	2006

Gift card, certificate and store credit liabilities	$8,104,900	$13,174,041	$7,303,644
Accrued income, sales and other taxes payable	2,934,270	2,499,410	2,881,542
Accrued occupancy related expenses	1,219,971	640,985	887,466
Other accrued liabilities	7,787,707	6,072,845	6,734,907

	$20,046,848	$22,387,281	$17,807,559

NOTE 10 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), which was adopted February 26, 2006 using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of February 25, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based compensation awards granted subsequent to February 25, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Total pre-tax compensation expense related to stock-based awards for the three months ended September 1, 2007 and August 26, 2006 was approximately $482,000 and $1.4 million, respectively. For the six months ended September 1, 2007 and August 26, 2006, pre-tax stock-based compensation expense totaled approximately $941,000 and $2.3 million, respectively. The decrease in stock-based compensation expense in the first six months of fiscal 2008 compared to the same period in fiscal 2007 was a result of lower expense associated with performance-based restricted stock, a reversal of expense related to forfeited stock options and restricted stock awards originally granted to the Company’s former CEO and the impact of awards granted in January 2004 which became fully vested by the end of fiscal 2007 and had no expense under SFAS 123R in fiscal 2008. Stock-based compensation expense was included in merchandise, buying and occupancy expenses for the Company’s buying and distribution employees and in selling, general and administrative expenses for all other employees.

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

The weighted average assumptions relating to the valuation of the Company’s stock option grants for the three and six month periods ended September 1, 2007 and August 26, 2006 were as follows:

	Three Months Ended		Six Months Ended
	September 1,	August 26,	September 1,	August 26,
	2007	2006	2007	2006
Expected divdend yield	1.43%	0.86%	1.35%	0.80%
Expected volatility	44.38%	41.51%	44.77%	42.26%
Risk-free interest rate	4.43%	5.21%	4.51%	5.13%
Expected term in years	4.07	3.53	4.17	3.66

Stock-Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the six months ended September 1, 2007:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Fair Value	Weighted Average Remaining Contractual Life

Outstanding, beginning of period	2,072,876	$19.44	$721,549	$6.85
Vested	1,765,038	19.30	721,549	6.69
Unvested	307,838	20.24	—	7.78
Granted	398,950	15.88	—	5.92
Exercised	(5,283)	8.18	53,690	3.45
Canceled - Vested	(237,869)	21.79	—	6.05
Canceled - Unvested (Forfeited)	(52,966)	18.74	—	7.02
Outstanding, end of period	2,175,708	18.57	699,681	6.78	5.86
Vested	1,583,722	19.00	699,681	6.85	4.57
Unvested	591,986	17.44	—	6.58	9.32

Exercisable, end of period	1,583,722	19.00	699,681	6.85	4.57

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

The following table presents a summary of the Company’s restricted stock activity for the six months ended September 1, 2007:

	Number	Aggregate	Weighted
	of	Intrinsic	Average
	Shares	Value	Fair Value

Unvested, beginning of period	53,717	$648,901	$20.04
Granted	119,800	1,447,184	15.38
Vested	(8,417)	101,677	19.46
Canceled - Unvested (Forfeited)	(15,150)	183,012	18.66
Unvested, end of period	149,950	1,811,396	16.49

NOTE 11 – LONG-TERM DEBT

The Company maintains an Amended and Restated Revolving Credit Facility with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”) which expires on June 30, 2008. The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit of up to $50.0 million, subject to a borrowing base formula based on inventory levels.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s floating rate, 8.25% as of September 1, 2007, plus 0.25%. Interest is payable monthly in arrears. The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement. Facility fees totaled $3,882 for the six months ended September 1, 2007. The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights. The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first six months of fiscal 2008. Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise. The borrowing base at September 1, 2007 was $44.7 million. As of September 1, 2007, the Company had outstanding letters of credit in the amount of $24.0 million. Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $20.7 million at September 1, 2007.

The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants. As of September 1, 2007, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

NOTE 12 – STOCKHOLDERS’ EQUITY

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

In May 2007, the Company’s Board of Directors authorized another stock repurchase program enabling the company to purchase up to $20 million of its common stock, subject to market conditions. As of October 5, 2007, the Company had repurchased 486,100 shares of its common stock for a total cost, including commissions, of approximately $7.0 million. Of the 486,100 shares that were repurchased, 336,100 shares were repurchased through September 1, 2007 at a total cost, including commissions, of approximately $5.1 million.

The common stock repurchased under these programs is being held in treasury and has reduced the number of shares of the Company’s common stock outstanding by approximately 6%. All of the Company’s share repurchases were executed in the open market and no shares were repurchased from related parties. In addition, all of the Company’s share repurchases were executed in accordance with the safe harbor provision of Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

In fiscal 2007, the Company’s Board of Directors authorized an increase in the Company’s quarterly cash dividend to $0.06 per share of common stock, effective beginning with the October 2006 dividend payment. The dividend rate was previously $0.04 per share of common stock. The Company has declared and paid a dividend each quarter since its first declaration in fiscal 2004.

NOTE 13 – NET INCOME PER SHARE

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

The following is a reconciliation of the number of shares and per share amounts used in the basic and diluted EPS computations:

	Three Months Ended
	September 1, 2007		August 26, 2006
		Net		Net
		Income		Income
	Shares	Per Share	Shares	Per Share

Basic	35,846,747	$0.09	37,401,006	$0.21

Effect of dilution from stock-based compensation plans	101,767	—	648,059	—

Diluted	35,948,514	$0.09	38,049,065	$0.21

	Six Months Ended
	September 1, 2007		August 26, 2006
		Net		Net
		Income		Income
	Shares	Per Share	Shares	Per Share

Basic	35,900,270	$0.42	36,901,264	$0.61

Effect of dilution from stock-based compensation plans	110,031	—	672,039	0.01

Diluted	36,010,301	$0.42	37,573,303	$0.60

Stock options of 1,711,179 and 1,639,179 were excluded from the shares used in the computation of diluted EPS for the three and six months ended September 1, 2007 as they were anti-dilutive. Stock options of 4,175 and 26,185 were excluded from the shares used in the computation of diluted EPS for the three and six months ended August 26, 2006, respectively, as they were anti-dilutive.

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

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

Merchandise, buying and occupancy costs, exclusive of depreciation and amortization

Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, measure whether the Company is appropriately optimizing the price of its merchandise. Merchandise, buying and occupancy costs include the cost of merchandise, markdowns, shrink, freight into and out from the Company’s distribution center, buyer and distribution center salaries, buyer travel, rent and other occupancy related costs, various merchandise design and development costs, miscellaneous merchandise expenses and other costs related to the Company’s distribution network. Any inability to obtain acceptable levels of initial markups or any significant increase in the Company’s markdowns could have an adverse effect on the Company’s results of operations. In addition, an inability to locate suitable store sites or to negotiate favorable lease terms could also negatively impact the Company’s results of operations.

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

Executive Overview

Christopher & Banks Corporation is a Minneapolis-based retailer of women’s specialty apparel, which operates stores through its wholly-owned subsidiaries:  Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company, collectively referred to as the “Company.”  As of September 1, 2007, the Company operated 807 stores in 45 states, including 531 Christopher & Banks stores, 239 C.J. Banks stores and 37 Acorn stores. The Company’s Christopher & Banks stores offer distinctive fashions featuring exclusively designed, coordinated assortments of sportswear and sweaters in sizes four to 16. The Company’s C.J. Banks stores offer similar assortments of women’s specialty apparel in sizes 14W and up. The Company’s Acorn stores offer upscale women’s fashions along with complementary jewelry and accessories under private and branded labels.

In the first six months of fiscal 2008, the Company opened nine new Christopher & Banks stores, 21 new C.J. Banks stores and two new Acorn stores. The Company closed two Christopher & Banks stores and one Acorn store during the first half of fiscal 2008. In the third quarter of fiscal 2008, the Company anticipates it will open approximately 39 additional stores, for a total of approximately 71 new store openings in fiscal 2008.

On August 30, 2007, the Company announced that its Board of Directors had appointed Lorna Nagler as President and Chief Executive Officer effective August 31, 2007. Ms. Nagler was also elected as a member of the Company’s Board of Directors as of August 31, 2007. Ms. Nagler most recently served as President of Lane Bryant and has 29 years of experience in the women’s apparel retail industry.

Matthew P. Dillon resigned as President and Chief Executive Officer, and as a member of the Company’s Board of Directors, effective August 30, 2007. The Company incurred a pre-tax charge of approximately $2.1 million, or $0.04 per diluted share, related to the transition of the CEO position from Mr. Dillon to Ms. Nagler.

On June 18, 2007, the Company announced that Susan Connell would join the Company as Executive Vice President and Chief Merchandise Officer effective July 9, 2007. Ms. Connell is responsible for overseeing product development, sourcing and other merchandising activities for the Company’s three retail concepts. Prior to joining the Company, Ms. Connell was Senior Vice President – General Merchandising Manager with Lane Bryant.

On May 25, 2007, the Company’s Board of Directors authorized a one-year stock repurchase program enabling the Company to repurchase up to $20 million of its common stock, subject to market conditions. As of October 5, 2007, the Company had repurchased 486,100 shares of its common stock for a total cost, including commissions, of approximately $7.0 million.

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

On an ongoing basis, the Company evaluates its estimates, including those related to customer product returns, inventories, income taxes, medical and workers’ compensation claims and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There has been no material changes in the Company’s critical accounting policies during the six months ended September 1, 2007.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company’s consolidated condensed statement of income expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	September 1,	August 26,	September 1,	August 26,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%

Merchandise, buying and occupancy costs, exclusive of depreciation and amortization	64.2	59.9	61.1	57.4

Selling, general and administrative expenses	28.8	27.5	27.5	26.3

Depreciation and amortization	3.9	3.8	3.7	3.7

Operating income	3.1	8.8	7.7	12.6

Interest income	0.8	1.0	0.8	0.8

Income before income taxes	3.9	9.8	8.5	13.4

Income tax provision	1.5	3.8	3.3	5.2

Net income	2.4%	6.0%	5.2%	8.2%

Three Months Ended September 1, 2007 Compared to Three Months Ended August 26, 2006

Net Sales. Net sales for the three months ended September 1, 2007 were $141.1 million, an increase of $9.5 million or 7%, from $131.6 million for the three months ended August 26, 2006. The increase in net sales resulted from an increase in the number of stores operated by the Company combined with a 3% increase in same-store sales. The Company operated 807 stores at September 1, 2007, compared to 753 stores at August 26, 2006. The Company’s same-store sales were calculated by comparing the 13-week period ended September 1, 2007 to the 13-week period ended September 2, 2006. The resulting 3% increase in same-store sales was attributable to an approximate 5% increase in the average number of transactions per store, partially offset by a decrease in the average value per transaction. Sales during the second quarter were driven in part by an increased level of markdowns to clear excess inventory in June and July. In the second quarter, same-store sales for the Company’s stores opened in fiscal 2005, 2006 and 2007 increased 5%, while the mature base of stores, opened in fiscal 2004 and earlier, posted a 2% increase in same-store sales.

Merchandise, Buying and Occupancy Costs, exclusive of depreciation and amortization. Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $90.6 million, or 64.2% of net sales, during the second quarter of fiscal 2008, compared to $78.8 million, or 59.9% of net sales, during the same period in fiscal 2007. Merchandise, buying and occupancy costs as a percent of net sales had approximately 430 basis points of negative leverage. This negative leverage was substantially due to lower merchandise margins resulting from higher markdowns taken to clear excess inventory in June and July. In addition, increased occupancy costs contributed approximately 20 basis points of negative leverage.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 1, 2007 were $40.6 million, or 28.8% of net sales, compared to $36.1 million, or 27.5% of net sales, for the three months ended August 26, 2006, resulting in approximately 130 basis points of negative leverage. Major components of the negative leverage included approximately $2.1 million of CEO transition expenses and a combination of increased professional fees, expenses related to new systems installations, increased marketing-related expenses and an increase in staff at the Company’s corporate headquarters. This was partially offset by positive leverage gained from decreases in stock-based compensation and bonus expense during the quarter.

Depreciation and Amortization. Depreciation and amortization was $5.5 million, or 3.9% of net sales, in the second quarter of fiscal 2008, compared to $5.0 million, or 3.8% of net sales, in the second quarter of fiscal 2007. The increase in the amount of depreciation and amortization expense was a result of capital expenditures made by the Company over the past year. The Company opened 32 new stores in the first six months of fiscal 2008 and 78 new stores in all of fiscal 2007.

Operating Income. As a result of the foregoing factors, operating income for the three months ended September 1, 2007 was $4.4 million, or 3.1% of net sales, compared to operating income of $11.6 million, or 8.8% of net sales, for the three months ended August 26, 2006.

Interest Income. For the quarter ended September 1, 2007, interest income decreased to $1.2 million from $1.3 million for the quarter ended August 26, 2006. The decrease resulted from a lower average balance of cash equivalents and short term investments during the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007.

Income Taxes. Income tax expense in the second quarter of fiscal 2008 was $2.2 million, with an effective tax rate of 39.0%, compared to $5.0 million, with an effective tax rate of 38.8%, in the second quarter of fiscal 2007.

Net Income. As a result of the foregoing factors, net income for the three months ended September 1, 2007 was $3.4 million, or 2.4% of net sales, and $0.09 per diluted share, compared to net income of $7.9 million, or 6.0% of net sales, and $0.21 per diluted share, for the three months ended August 26, 2006.

Six Months Ended September 1, 2007 Compared to Six Months Ended August 26, 2006

Net Sales. Net sales for the six months ended September 1, 2007 were $290.5 million, an increase of $16.4 million or 6%, from $274.1 million for the six months ended August 26, 2006. The increase in net sales was due to an increase in the number of stores operated by the Company, offset by a 1% decrease in same-store sales. The Company operated 807 stores at September 1, 2007, compared to 753 stores at August 26, 2006. Management believes that sales were negatively impacted in the first quarter by adverse weather conditions in a significant portion of the Company’s comparative-store base in April. Sales during the second quarter were driven in part by increased promotional activity to clear excess inventory in June and July. Management believes sales in both quarters were negatively affected by the generally challenging women’s specialty apparel retail environment.

Merchandise, Buying and Occupancy Costs, exclusive of depreciation and amortization. Merchandise, buying expenses and occupancy costs, exclusive of depreciation and amortization, were $177.5 million, or 61.1% of net sales, during the first six months of fiscal 2008, compared to $157.4 million, or 57.4% of net sales, during the same period in fiscal 2007. Merchandise, buying and occupancy costs as a percent of net sales had approximately 370 basis points of negative leverage. This negative leverage was substantially due to lower merchandise margins resulting from higher markdowns taken to clear excess inventory. In addition, increased occupancy costs contributed approximately 50 basis points of negative leverage.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended September 1, 2007 were $79.7 million, or 27.5% of net sales, compared to $72.2 million, or 26.3% of net sales, for the six months ended August 26, 2006, resulting in approximately 120 basis points of negative leverage. Major components of the negative leverage included approximately $2.1 million of CEO transition expenses and a combination of increased professional fees, expenses related to new systems installations, increased marketing-related expenses, store level payroll expenses and an increase in staff at the Company’s corporate headquarters which could not be leveraged with a 1% decline in same-store sales. This was partially offset by positive leverage gained from decreases in stock-based compensation and bonus expense during the first half of fiscal 2008.

Depreciation and Amortization. Depreciation and amortization was $10.8 million, or 3.7% of net sales, in the first half of fiscal 2008, compared to $10.0 million, or 3.7% of net sales, in the first half of fiscal 2007. The increase in the amount of depreciation and amortization expense was a result of capital expenditures made during the past year. The Company opened 32 new stores in the first six months of fiscal 2008 and 78 new stores in all of fiscal 2007.

Operating Income. As a result of the foregoing factors, operating income for the six months ended September 1, 2007 was $22.5 million, or 7.7% of net sales, compared to operating income of $34.5 million, or 12.6% of net sales, for the six months ended August 26, 2006.

Interest Income. For the six months ended September 1, 2007, interest income decreased to approximately $2.2 million from $2.3 million for the six months ended August 26, 2006. The decrease resulted from a lower average balance of cash equivalents and short term investments during the first half of fiscal 2008 compared to the first half of fiscal 2007.

Income Taxes. Income tax expense in the first half of fiscal 2008 was $9.6 million, with an effective tax rate of 39.0%, compared to $14.3 million, with an effective tax rate of 38.8%, in the first half of fiscal 2007.

Net Income. As a result of the foregoing factors, net income for the six months ended September 1, 2007 was $15.1 million, or 5.2% of net sales, and $0.42 per diluted share, compared to net income of $22.5 million, or 8.2% of net sales, and $0.60 per diluted share, for the six months ended August 26, 2006.

Stock-Based Compensation Expense

Total pre-tax compensation expense related to stock-based awards for the three months ended September 1, 2007 and August 26, 2006 was approximately $482,000 and $1.4 million, respectively. For the six months ended September 1, 2007 and August 26, 2006, pre-tax stock-based compensation expense totaled approximately $941,000 and $2.3 million, respectively. The decrease in stock-based compensation expense in the first six months of fiscal 2008 compared to the same period in fiscal 2007 was a result of lower expense associated with performance-based restricted stock, a reversal of expense related to forfeited stock options and restricted stock awards originally granted to the Company’s former CEO and the impact of awards granted in January 2004 which became fully vested by the end of fiscal 2007 and had no expense under SFAS 123R in fiscal 2008. Stock-based compensation expense was included in merchandise, buying and occupancy expenses for the Company’s buying and distribution employees and in selling, general and administrative expenses for all other employees.

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

Net cash provided by operating activities totaled $19.4 million for the first six months of fiscal 2008, a decrease of $2.1 million from $21.5 million for the first six months of fiscal 2007. Significant fluctuations in the Company’s working capital accounts included a $4.0 million decrease in accounts payable and a $2.2 million decrease in merchandise inventories. The declines in inventory and accounts payable were both a result of the Company’s efforts to reduce inventories in the first half of fiscal 2008, which resulted in an 8% decline in total inventory per store during the six months ended September 1, 2007.

Net cash used in investing activities included $15.6 million of capital expenditures, partially offset by net redemptions of short-term investments of approximately $4.8 million. The Company opened 32 new stores and completed three major store remodels during the six months ended September 1, 2007. Net cash of $15.2 million was used in financing activities during the first half of fiscal 2008 as the Company paid two quarterly cash dividends together totaling approximately $4.3 million and repurchased approximately $11.0 million of its common stock.

The Company plans to fund approximately $16 million of capital expenditures during the second half of fiscal 2008 to open approximately 39 additional new stores, to complete an upgrade to its point of sale register equipment and to make various capital investments at its corporate headquarters. A portion of the capital expenditures will also be incurred for stores scheduled to open in the first quarter of fiscal 2009. The Company expects its cash and short-term investments, combined with cash flows from operations, to be sufficient to meet its capital expenditure, working capital and other requirements for liquidity during the remainder of fiscal 2008.

The Company maintains an Amended and Restated Revolving Credit Facility with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”) which expires on June 30, 2008. The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit of up to $50.0 million, subject to a borrowing base formula based on inventory levels.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s floating rate, 8.25% as of September 1, 2007, plus 0.25%. Interest is payable monthly in arrears. The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement. Facility fees totaled $3,882 for the six months ended September 1, 2007. The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights. The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first six months of fiscal 2008. Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise. The borrowing base at September 1, 2007 was $44.7 million. As of September 1, 2007, the Company had outstanding letters of credit in the amount of $24.0 million. Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $20.7 million at September 1, 2007.

The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants. As of September 1, 2007, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

Merchandise Sourcing

The Company directly imported approximately 82% of its total merchandise purchases in the first half of fiscal 2008. Substantially all of its remaining merchandise purchases were made from domestic importers. This reliance on sourcing from foreign countries may cause the Company to be exposed to certain risks.

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

The Company purchased approximately 14% and 13% of its merchandise from its largest overseas supplier during the first six months of fiscal 2008 and 2007, respectively. Although the Company believes that its relationship with this particular vendor is good, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company. If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it can shift production to other suppliers so as to continue to secure the required volume of product. Nevertheless, there is some potential that any such disruption in supply could have a material adverse impact on the Company’s financial position and results of operations.

Quarterly Results and Seasonality

The Company’s quarterly results may fluctuate significantly depending on a number of factors including timing of new store openings, adverse weather conditions, shifts in the timing of certain holidays and customer response to the Company’s seasonal merchandise mix.

Inflation

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the quarters and six month periods ended September 1, 2007 and August 26, 2006.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates. The Company’s results of operations could be negatively impacted by decreases in interest rates on its short-term investments.

The Company is potentially exposed to market risk from changes in interest rates relating to its Wells Fargo Revolver. Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s floating rate, 8.25% as of September 1, 2007, plus 0.25%. However, the Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first six months of fiscal 2008 and, given its existing liquidity position, does not expect to utilize the Wells Fargo Revolver in the near future except for its continuing use of the import letter of credit facility.

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

(b)       Internal Controls Over Financial Reporting.

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 1, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On May 25, 2007, the Company’s Board of Directors authorized a one-year stock repurchase program enabling the Company to repurchase up to $20.0 million of its common stock, subject to market conditions. The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:

			Total Number	Approximate
			of Shares	Dollar Value
	Total Number	Average	Purchased as	of Shares that May
	of Shares	Price Paid	Part of a Publicly	Yet be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

Fiscal July:
July 1, 2007- August 4, 2007	186,100	$16.12	186,100	$17,000,000

Fiscal August:
August 5, 2007- September 1, 2007	150,000	$14.24	336,100	$14,865,000

All of the Company’s share repurchases were executed in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

ITEM 3.
DEFAULTS UPON
SENIOR SECURITIES

There has been no default with respect to any indebtedness of the Company.

ITEM 4.
SUBMISSION OF MATTERS TO
A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on August 1, 2007, in Minneapolis, Minnesota. The Company solicited proxies and filed definitive proxy statements with the United States Securities and Exchange Commission pursuant to Regulation 14A. Holders of 34,427,204 shares of the Company’s common stock were present in person, or by proxy, representing 94.96% of the Company’s 36,255,905 shares outstanding on the record date. The matters voted up and the votes cast at the meeting were as follows:

Item 1.    Election of two Class I directors (for a term of three years expiring July 2010):

Vote
Director	For	Witheld
Anne L. Jones	30,922,002	3,505,202
Robert Ezrilov	30,984,122	3,443,082

Other individuals whose term of office as Director continued after the Company’s annual meeting included Larry C. Barenbaum, Donald D. Beeler, James J. Fuld, Jr., Mark A. Cohn and Matthew P. Dillon.

Item 2.    Approval of an amendment to the Company’s 2006 Senior Executive Incentive Plan:

Vote
			Broker
For	Against	Abstain	Non-Vote
30,265,336	545,151	13,376	3,603,341

Item 3.    Approval of an increase in shares under the 2005 Stock Incentive Plan from 800,000 to 1,800,000 shares:

Vote
			Broker
For	Against	Abstain	Non-Vote
25,675,219	5,138,351	10,293	3,603,341

Item 4.    Ratification and approval of PricewaterhouseCoopers LLP as the Company’s independent registered public  accounting firm for the fiscal year ending March 1, 2007:

Vote
			Broker
For	Against	Abstain	Non-Vote
34,329,810	89,026	8,368	—

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

CHRISTOPHER & BANKS CORPORATION

Dated: October 11, 2007	By	/S/ LORNA NAGLER

Lorna Nagler
President and Chief Executive Officer

Signing on behalf of the
Registrant as principal
executive officer.

Dated: October 11, 2007	By	/S/ ANDREW K. MOLLER

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