Form 10-Q
period 2007-12-01
CHRISTOPHER & BANKS CORP
filed 2008-01-10
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 1, 2007

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

YES    ☐           NO         ☒

As of January 4, 2008, 35,574,772 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

 QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

CHRISTOPHER & BANKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	December 1,	March 3,	November 25,
	2007	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$46,701,459	$53,991,398	$59,379,627
Short-term investments	48,300,000	48,275,000	53,800,000
Accounts receivable	6,811,678	4,481,624	6,523,830
Merchandise inventories	46,943,191	52,354,944	55,421,481
Prepaid expenses	11,497,446	10,666,421	2,589,165
Income taxes receivable	—	2,076,717	2,064,032
Other current assets	4,582,421	3,257,919	2,605,962
Total current assets	164,836,195	175,104,023	182,384,097

Property, equipment and improvements, net	136,373,593	127,776,442	128,176,122
Goodwill	3,587,052	3,587,052	3,587,052
Intangible assets	495,630	575,281	602,572
Other assets	3,842,342	280,299	646,494

Total assets	$309,134,812	$307,323,097	$315,396,337

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,483,503	$16,287,931	$7,058,148
Accrued salaries, wages and related expenses	9,529,895	7,797,470	8,861,133
Other accrued liabilities	20,902,975	22,164,741	16,412,468
Total current liabilities	38,916,373	46,250,142	32,331,749

Non-current liabilities:
Deferred lease incentives	22,336,658	23,646,261	21,896,081
Deferred rent obligations	11,673,329	10,678,341	10,581,792
Other	3,362,258	983,137	—
Total non-current liabilities	37,372,245	35,307,739	32,477,873

Commitments	—	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000,000 shares authorized, none outstanding	—	—	—
Common stock — $0.01 par value, 74,000,000 shares authorized, 45,052,590, 45,038,310 and 44,982,810 shares issued and 35,574,772, 36,521,451 and 37,832,074 shares outstanding at December 1, 2007, March 3, 2007 and November 25, 2006, respectively	450,526	450,383	449,828
Additional paid-in capital	109,766,765	106,806,885	105,561,337
Retained earnings	232,341,185	213,264,385	213,551,634
Common stock held in treasury, 9,477,818, 8,516,859 and 7,150,736 shares at cost at December 1, 2007, March 3, 2007 and November 25, 2006, respectively	(109,712,282)	(94,756,437)	(68,976,084)
Total stockholders’ equity	232,846,194	225,765,216	250,586,715

Total liabilities and stockholders’ equity	$309,134,812	$307,323,097	$315,396,337

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended
	December 1,	November 25,
	2007	2006

Net sales	$159,976,156	$139,265,259

Costs and expenses:
Merchandise, buying and occupancy, exclusive of depreciation and amortization	94,102,758	84,611,297
Selling, general and administrative	44,335,830	35,793,571
Depreciation and amortization	6,585,939	5,137,780

Total costs and expenses	145,024,527	125,542,648

Operating income	14,951,629	13,722,611

Interest income	1,163,225	1,353,399

Income before income taxes	16,114,854	15,076,010

Income tax provision	5,876,684	5,849,493

Net income	$10,238,170	$9,226,517

Basic earnings per common share:

Net income	$0.29	$0.24

Basic shares outstanding	35,447,855	37,743,349

Diluted earnings per common share:

Net income	$0.29	$0.24

Diluted shares outstanding	35,528,352	38,233,169

Dividends per share	$0.06	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Nine Months Ended
	December 1,	November 25,
	2007	2006

Net sales	$450,475,105	$413,348,890

Costs and expenses:
Merchandise, buying and occupancy, exclusive of depreciation and amortization	271,613,686	241,975,934
Selling, general and administrative	124,041,825	107,985,828
Depreciation and amortization	17,391,107	15,136,518

Total costs and expenses	413,046,618	365,098,280

Operating income	37,428,487	48,250,610

Interest income	3,382,477	3,640,355

Income before income taxes	40,810,964	51,890,965

Income tax provision	15,508,167	20,133,695

Net income	$25,302,797	$31,757,270

Basic earnings per common share:

Net income	$0.71	$0.86

Basic shares outstanding	35,835,063	37,051,099

Diluted earnings per common share:

Net income	$0.70	$0.84

Diluted shares outstanding	35,925,734	37,617,374

Dividends per share	$0.18	$0.14

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	December 1,	November 25,
	2007	2006
Cash flows from operating activities:
Net income	$25,302,797	$31,757,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,391,107	15,136,518
Deferred income taxes	(2,223,228)	(3,878,237)
Excess tax benefit related to stock-based compensation	(14,738)	(5,766,662)
Stock-based compensation expense	1,788,292	3,855,639
(Gain) loss on disposal of furniture, fixtures and equipment	221,928	92,511
Changes in operating assets and liabilities:
Decrease (increase) in merchandise inventories	5,411,753	(17,550,106)
Increase in accounts receivable	(2,330,054)	(1,770,527)
Decrease in income taxes receivable	2,091,455	3,730,055
(Increase) decrease in prepaid expenses	(831,025)	473,656
Increase in other assets	(64,541)	(70,320)
Decrease in accounts payable	(7,876,176)	(3,553,659)
Increase (decrease) in accrued liabilities and income taxes payable	470,658	(656,723)
Increase (decrease) in deferred lease incentives	(500,116)	93,212
Increase in deferred rent obligations	994,988	971,793

Net cash provided by operating activities	39,833,100	22,864,420

Cash flows from investing activities:
Purchases of property, equipment and improvements	(26,868,274)	(24,223,274)
Purchases of short-term investments	(96,850,000)	(79,177,900)
Redemptions of short-term investments	96,825,000	55,377,900

Net cash used in investing activities	(26,893,274)	(48,023,274)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,156,993	30,017,846
Dividends paid	(6,445,651)	(5,203,611)
Excess tax benefit related to stock-based compensation	14,738	5,739,237
Acquisition of common stock held in treasury	(14,955,845)	(8,399,990)

Net cash provided by (used in) financing activities	(20,229,765)	22,153,482

Net decrease in cash and cash equivalents	(7,289,939)	(3,005,372)

Cash and cash equivalents at beginning of period	53,991,398	62,384,999

Cash and cash equivalents at end of period	$46,701,459	$59,379,627

Supplemental cash flow information:
Income taxes paid	$12,199,530	$21,307,134
Purchases of equipment and improvements, accrued, not paid	$71,748	$758,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

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

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary to present fairly the Company’s financial position as of December 1, 2007 and November 25, 2006 and its results of operations and cash flows for the three and nine month periods ended December 1, 2007 and November 25, 2006.  All such adjustments are of a normal recurring nature.

NOTE 2 — CEO TRANSITION

On August 30, 2007, the Company announced that its Board of Directors had appointed Lorna Nagler as President and Chief Executive Officer effective August 31, 2007.  Ms. Nagler was also elected as a member of the Company’s Board of Directors as of August 31, 2007.  Ms. Nagler most recently served as President of Lane Bryant and has 29 years of experience in the women’s apparel retail industry.

Matthew P. Dillon resigned as President and Chief Executive Officer, and as a member of the Company’s Board of Directors, effective August 30, 2007.  In the second quarter of fiscal 2008, the Company incurred a pre-tax charge of approximately $2.1 million, or $0.04 per diluted share, related to the transition of the CEO position from Mr. Dillon to Ms. Nagler.

NOTE 3 — INCOME TAXES

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

In the third quarter of fiscal 2008, the Company’s effective tax rate was 36.5% compared to 38.8% in the third quarter of fiscal 2007.  The decrease in effective tax rate resulted from an adjustment to the Company’s liability for unrecognized tax benefits as the statute of limitations with respect to the Company’s tax returns expired in a number of states and other tax jurisdictions in which the Company operates.

NOTE 4 — SHORT-TERM INVESTMENTS

Short-term investments consisted of the following:

	December 1,	March 3,	November 25,
Description	2007	2007	2006

Tax advantaged auction rate securities	$48,300,000	$48,275,000	51,800,000
U.S. Government debt securities	—	—	2,000,000

	$48,300,000	$48,275,000	$53,800,000

As of December 1, 2007, the Company’s tax advantaged auction rate securities consisted solely of investments in student loans.  These securities are rated AAA by the credit rating service providers of Standard & Poor’s and/or Moody’s Investors Service.  In addition, these securities are fully insured by private insurers or guaranteed by the United States Department of Education and are collateralized by the underlying student loans.  As of January 10, 2008, management is not aware of any failed auctions of such student loan auction rate securities.

NOTE 5 — MERCHANDISE INVENTORIES

Merchandise inventories consisted of the following:

	December 1,	March 3,	November 25,
Description	2007	2007	2006

Merchandise - in store	$43,885,126	$40,466,577	$48,798,797
Merchandise - in transit	3,058,065	11,888,367	6,622,684

	$46,943,191	$52,354,944	$55,421,481

The Company purchased approximately 19% and 17% of its merchandise from its largest overseas supplier during the first nine months of fiscal 2008 and 2007, respectively.

NOTE 6 — PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following:

	Estimated	December 1,	March 3,	November 25,
Description	Useful Life	2007	2007	2006

Land	—	$1,596,898	$1,596,898	$1,596,898
Corporate office, distribution center and related building improvements	25 years	11,856,863	11,663,704	11,594,204
Store leasehold improvements	Term of related lease,
	typically 10 years	92,834,115	87,288,395	81,947,965
Store furniture and fixtures	Three to 10 years	107,502,097	101,486,350	95,394,673
Point of sale hardware and software	Five years	9,840,905	8,625,579	8,421,081
Corporate office and distribution center furniture, fixtures and equipment	Seven years	2,902,305	2,751,805	2,664,462
Computer hardware and software	Three to five years	8,331,174	5,771,237	5,191,478
Construction in progress	—	16,239,065	5,429,824	11,725,924

		251,103,422	224,613,792	218,536,685
Less accumulated depreciation and amortization		114,729,829	96,837,350	90,360,563

Net property, equipment and improvements		$136,373,593	$127,776,442	$128,176,122

The Company reviews long-lived assets with definite lives at least annually, or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  This review includes the evaluation of individual underperforming stores and assessing the recoverability of the carrying value of the improvements and equipment related to these stores.  In the third quarter of fiscal 2008, the Company recorded an impairment charge of approximately $915,000 related to the improvements and equipment at three underperforming stores.

NOTE 7 — GOODWILL

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

NOTE 8 — INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 1,	March 3,	November 25,
	2007	2007	2006

Customer lists	$830,000	$830,000	$830,000
Accumulated amortization	(334,370)	(254,719)	(227,428)
	$495,630	$575,281	$602,572

Aggregate amortization expense for the nine months ended December 1, 2007 was $79,651.  Estimated aggregate amortization expense for fiscal 2008 and the next five fiscal years is as follows:

Fiscal 2008	$100,278
Fiscal 2009	82,500
Fiscal 2010	82,500
Fiscal 2011	82,500
Fiscal 2012	82,500
Fiscal 2013	82,500

The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefit obtained by the Company in each reporting period.

NOTE 9 — ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	December 1,	March 3,	November 25,
Description	2007	2007	2006

Gift card, certificate and store credit liabilities	$8,411,824	$13,174,041	$7,351,350
Accrued income, sales and other taxes payable	3,202,595	2,499,410	3,063,606
Accrued occupancy related expenses	2,612,302	640,985	922,250
Other accrued liabilities	6,676,254	5,850,305	5,075,262

	$20,902,975	$22,164,741	$16,412,468

NOTE 10 — STOCK-BASED COMPENSATION

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

Total pre-tax compensation expense related to stock-based awards for the three months ended December 1, 2007 and November 25, 2006 was approximately $847,000 and $1.6 million, respectively.  For the nine months ended December 1, 2007 and November 25, 2006, pre-tax stock-based compensation expense totaled approximately $1.8 and $3.9 million, respectively.  The decrease in stock-based compensation expense in the third quarter and first nine months of fiscal 2008, compared to the same periods in fiscal 2007, was evenly attributable to lower expense associated with performance-based restricted stock and the impact of awards granted in January 2004 which became fully vested by the end of fiscal 2007 and had no expense under SFAS 123R in fiscal 2008.  Stock-based compensation expense is included in merchandise, buying and occupancy expenses for the Company’s buying and distribution employees and in selling, general and administrative expenses for all other employees.

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

The weighted average assumptions relating to the valuation of the Company’s stock option grants for the three and nine month periods ended December 1, 2007 and November 25, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	December 1,	November 25,	December 1,	November 25,
	2007	2006	2007	2006
Expected divdend yield	1.79%	0.86%	1.38%	0.83%
Expected volatility	45.14%	48.40%	44.79%	46.77%
Risk-free interest rate	4.15%	4.71%	4.49%	4.95%
Expected term in years	4.75	3.87	4.20	3.51

Stock-Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the nine months ended December 1, 2007:

					Weighted
		Weighted			Average
	Number	Average	Aggregate	Weighted	Remaining
	of	Exercise	Intrinsic	Average	Contractual
	Shares	Price	Value	Fair Value	Life

Outstanding, beginning of period	2,072,876	$19.44	$1,430,937	$6.85
Vested	1,765,038	19.30	1,420,157	6.69
Unvested	307,838	20.24	10,780	7.78
Granted	423,200	15.73	572,983	5.87
Exercised	(112,530)	10.28	498,687	4.20
Canceled - Vested	(278,242)	21.41	11,262	6.25
Canceled - Unvested (Forfeited)	(82,014)	18.80	—	7.08
Outstanding, end of period	2,023,290	18.93	1,335,203	6.87	5.66
Vested	1,465,103	19.63	762,220	7.05	4.32
Unvested	558,187	17.07	572,983	6.40	9.19
Exercisable, end of period	1,465,103	19.63	762,220	7.05	4.32

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

The following table presents a summary of the Company’s restricted stock activity for the nine months ended December 1, 2007:

	Number	Aggregate	Weighted
	of	Intrinsic	Average
	Shares	Value	Fair Value

Unvested, beginning of period	53,717	$865,918	$20.04
Granted	121,900	1,965,028	15.35
Vested	(9,917)	159,862	19.01
Canceled - Unvested (Forfeited)	(22,250)	358,670	18.64
Unvested, end of period	143,450	2,312,414	16.35

NOTE 11 — LONG-TERM DEBT

The Company maintains an Amended and Restated Revolving Credit Facility with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”) which expires on June 30, 2008.  The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit of up to $50.0 million, subject to a borrowing base formula based on inventory levels.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s floating rate, 7.50% as of December 1, 2007, plus 0.25%.  Interest is payable monthly in arrears.  The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement.  Facility fees totaled $6,011 for the nine months ended December 1, 2007.  The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights.

The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first nine months of fiscal 2008.  Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at December 1, 2007 was $39.5 million.  As of December 1, 2007, the Company had outstanding letters of credit in the amount of $14.9 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $24.6 million at December 1, 2007.

The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of December 1, 2007, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

NOTE 12 — STOCKHOLDERS’ EQUITY

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

In May 2007, the Company’s Board of Directors authorized another stock repurchase program enabling the company to purchase up to $20 million of its common stock, subject to market conditions.  As of December 1, 2007, the Company had repurchased 635,900 shares of its common stock for a total cost, including commissions, of approximately $9.1 million.

The common stock repurchased under these two programs is being held in treasury and has reduced the number of shares of the Company’s common stock outstanding by approximately 7%.  All of the Company’s share repurchases were executed in the open market and no shares were repurchased from related parties.  In addition, all of the Company’s share repurchases were executed in accordance with the safe harbor provision of Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

In fiscal 2007, the Company’s Board of Directors authorized an increase in the Company’s quarterly cash dividend to $0.06 per share of common stock, effective beginning with the October 2006 dividend payment.  The dividend rate was previously $0.04 per share of common stock.  The Company has declared and paid a dividend each quarter since its first declaration in fiscal 2004.

NOTE 13 — NET INCOME PER SHARE

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

The following is a reconciliation of the number of shares and per share amounts used in the basic and diluted EPS computations:

	Three Months Ended
	December 1, 2007		November 25, 2006
		Net Income		Net Income
	Shares	Per Share	Shares	Per Share

Basic	35,447,855	$0.29	37,743,349	$0.24

Effect of dilution from stock-based compensation plans	80,497	—	489,820	—

Diluted	35,528,352	$0.29	38,233,169	$0.24

	Nine Months Ended
	December 1, 2007		November 25, 2006
		Net Income		Net Income
	Shares	Per Share	Shares	Per Share

Basic	35,835,063	$0.71	37,051,099	$0.86

Effect of dilution from stock-based compensation plans	90,671	(0.01)	566,275	(0.02)

Diluted	35,925,734	$0.70	37,617,374	0.84

Stock options of 1,815,600 and 1,643,100 were excluded from the shares used in the computation of diluted EPS for the three and nine months ended December 1, 2007 as they were anti-dilutive.  Stock options of 114,000 and 124,700 were excluded from the shares used in the computation of diluted EPS for the three and nine months ended November 25, 2006, respectively, as they were anti-dilutive.

NOTE 14 — RECENT ACCOUNTING PRONOUNCEMENTS

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

Executive Summary — Key Performance Indicators:

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

Executive Overview:

Christopher & Banks Corporation is a Minneapolis-based retailer of women’s specialty apparel, which operates stores through its wholly-owned subsidiaries:  Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company, collectively referred to as the “Company.”  As of December 1, 2007, the Company operated 841 stores in 45 states, including 546 Christopher & Banks stores, 256 C.J. Banks stores and 39 Acorn stores.  The Company’s Christopher & Banks stores offer distinctive fashions featuring exclusively designed, coordinated assortments of sportswear and sweaters in sizes four to 16.  The Company’s C.J. Banks stores offer similar assortments of women’s specialty apparel in sizes 14 and up.  The Company’s Acorn stores offer upscale women’s fashions along with complementary jewelry and accessories under private and branded labels.

In the first nine months of fiscal 2008, the Company opened 24 new Christopher & Banks stores, 38 new C.J. Banks stores and four new Acorn stores.  The Company closed two Christopher & Banks stores and one Acorn store during the first nine months of the year.  In the fourth quarter of fiscal 2008, the Company anticipates it will open approximately four additional new stores, for a total of approximately 70 fiscal 2008 new store openings.  The Company also plans to close six Christopher & Banks stores and two Acorn stores in the fourth quarter.  In fiscal 2009, the Company expects to open 30 to 40 new stores and plans to close approximately 10 underperforming stores.

On August 30, 2007, the Company announced that its Board of Directors had appointed Lorna Nagler as President and Chief Executive Officer effective August 31, 2007.  Ms. Nagler was also elected as a member of the Company’s Board of Directors as of August 31, 2007.  Ms. Nagler most recently served as President of Lane Bryant and has 29 years of experience in the women’s apparel retail industry.

Matthew P. Dillon resigned as President and Chief Executive Officer, and as a member of the Company’s Board of Directors, effective August 30, 2007.  In the second quarter of fiscal 2008, the Company incurred a pre-tax charge of approximately $2.1 million, or $0.04 per diluted share, related to the transition of the CEO position from Mr. Dillon to Ms. Nagler.

On June 18, 2007, the Company announced that Susan Connell would join the Company as Executive Vice President and Chief Merchandise Officer effective July 9, 2007.  Ms. Connell is responsible for overseeing product development, sourcing and other merchandising activities for the Company’s three retail concepts.  Prior to joining the Company, Ms. Connell was Senior Vice President — General Merchandising Manager with Lane Bryant.

On May 25, 2007, the Company’s Board of Directors authorized a one-year stock repurchase program enabling the Company to repurchase up to $20 million of its common stock, subject to market conditions.  As of December 1, 2007, the Company had repurchased 635,900 shares of its common stock for a total cost, including commissions, of approximately $9.1 million.

Critical Accounting Policies and Estimates:

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

On an ongoing basis, the Company evaluates its estimates, including those related to customer product returns, inventories, income taxes, medical and workers’ compensation claims and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There has been no material changes in the Company’s critical accounting policies during the nine months ended December 1, 2007.

Results of Operations:

The following table sets forth, for the periods indicated, certain items from the Company’s condensed consolidated statement of income expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	December 1,	November 25,	December 1,	November 25,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Merchandise, buying and occupancy costs, exclusive of depreciation and amortization	58.9	60.8	60.3	58.5
Selling, general and administrative expenses	27.7	25.7	27.5	26.1
Depreciation and amortization	4.1	3.6	3.9	3.7
Operating income	9.3	9.9	8.3	11.7
Interest income	0.7	0.9	0.8	0.9
Income before income taxes	10.0	10.8	9.1	12.6
Income tax provision	3.6	4.2	3.5	4.9
Net income	6.4%	6.6%	5.6%	7.7%

Three Months Ended December 1, 2007 Compared to Three Months Ended November 25, 2006

Net Sales.  Net sales for the three months ended December 1, 2007 were $160.0 million, an increase of $20.7 million or 15%, from $139.3 million for the three months ended November 25, 2006.  The increase in net sales resulted from an increase in the number of stores operated by the Company combined with a 9% increase in same-store sales.  The Company operated 841 stores at December 1, 2007, compared to 778 stores at November 25, 2006.  The Company’s same-store sales were calculated by comparing the 13-week period ended December 1, 2007 to the 13-week period ended December 2, 2006.  The resulting 9% increase in same-store sales was primarily attributable to an approximate 14% increase in transaction value, partially offset by an approximate 6% decline in the number of transactions per average store.  Sales during the third quarter were driven in part by strong customer response to the Company’s first-ever, two-day “Friends and Family” event.  Management believes sales in the third quarter of fiscal 2008 were negatively affected by the generally challenging and highly promotional women’s specialty apparel retail environment.  In the third quarter, same-store sales for the Company’s stores opened in fiscal 2005, 2006 and 2007 increased approximately 11%, while the mature base of stores, opened in fiscal 2004 and earlier, posted a same-store sales increase of approximately 8%.

Merchandise, Buying and Occupancy Costs, exclusive of depreciation and amortization.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $94.1million, or 58.9% of net sales, during the third quarter of fiscal 2008, compared to $84.6 million, or 60.8% of net sales, during the same period in fiscal 2007, resulting in approximately 190 basis points of positive leverage.  The majority of this positive leverage was due to improved merchandise margins resulting from a decreased level of markdowns necessary to clear inventory as the Company’s customers responded positively to its casual lifestyle assortment in the third quarter.  In addition, positive leverage of occupancy costs contributed approximately 80 basis points to the overall positive leverage of merchandise, buying and occupancy costs.  Also, the Company recorded virtually no bonus expense related to its merchandise staff in the third quarter of fiscal 2008.  In the third quarter of fiscal 2007, the Company reversed approximately $1.0 million of previously accrued bonuses for its merchandising staff which positively impacted merchandise, buying and occupancy expenses in the third quarter last year by approximately 70 basis points.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended December 1, 2007 were $44.3 million, or 27.7% of net sales, compared to $35.8 million, or 25.7% of net sales, for the three months ended November 25, 2006, resulting in approximately 200 basis points of negative leverage.  Major components of the negative leverage included 140 basis points of negative leverage of bonus expense related to its corporate staff in the third quarter of fiscal 2008.  In the third quarter of fiscal 2007, the Company reversed approximately $1.5 million of previously accrued bonuses for its corporate management employees which positively impacted selling, general and administrative expenses in the third quarter last year by approximately 110 basis points.  With the 9% increase in same-store sales in the third quarter of fiscal 2008, the Company achieved positive leverage in most other expense categories.  However, much of the positive leverage was offset by 70 basis points of negative leverage from an increased level of marketing related expense, 40 basis points of negative leverage related to higher medical claims and 30 basis points of negative leverage resulting from contract computer service expenses pertaining to various information technology related projects.

Depreciation and Amortization.  Depreciation and amortization was $6.6 million, or 4.1% of net sales, in the third quarter of fiscal 2008, compared to $5.1 million, or 3.6% of net sales, in the third quarter of fiscal 2007.  The increase in the amount of depreciation and amortization expense was a result of capital expenditures made by the Company over the past year.  The Company opened 66 new stores in the first nine months of fiscal 2008 and 78 new stores in all of fiscal 2007.  In addition, the Company recorded an impairment charge of approximately $915,000 on assets at three underperforming stores in the third quarter of fiscal 2008.

Operating Income.  As a result of the foregoing factors, operating income for the three months ended December 1, 2007 was $15.0 million, or 9.3% of net sales, compared to operating income of $13.7 million, or 9.9% of net sales, for the three months ended November 25, 2006.

Interest Income.  For the three months ended December 1, 2007, interest income decreased to $1.2 million from $1.4 million for the three months ended November 25, 2006.  The decrease resulted from a lower average balance of cash equivalents and short term investments in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007.

Income Taxes.  Income tax expense in the third quarter of fiscal 2008 was $5.9 million, with an effective tax rate of 36.5%, compared to $5.8 million, with an effective tax rate of 38.8%, in the third quarter of fiscal 2007.  The decreased effective tax rate resulted from an adjustment to the Company’s liability for unrecognized tax benefits as the statute of limitations with respect to the Company’s tax returns expired in a number of states and other tax jurisdictions in which the Company operates.

Net Income.  As a result of the foregoing factors, net income for the three months ended December 1, 2007 was $10.2 million, or 6.4% of net sales, and $0.29 per diluted share, compared to net income of $9.2 million, or 6.6% of net sales, and $0.24 per diluted share, for the three months ended November 25, 2006.

Nine months Ended December 1, 2007 Compared to Nine months Ended November 25, 2006

Net Sales.  Net sales for the nine months ended December 1, 2007 were $450.5 million, an increase of $37.2 million or 9%, from $413.3 million for the nine months ended November 25, 2006.  The increase in net sales was due to an increase in the number of stores operated by the Company, combined with a 3% increase in same-store sales.  The Company operated 841 stores at December 1, 2007, compared to 778 stores at November 25, 2006.  Management believes that sales were negatively impacted in the first quarter by adverse weather conditions in a significant portion of the Company’s comparative-store base in April.  Sales during the second quarter were driven in part by increased promotional activity in June and July to clear excess inventory.

In the third quarter of fiscal 2008, same-store sales were positively impacted by the Company’s first-ever, two-day “Friends and Family” event.  Management believes sales in all three quarters of fiscal 2008 were negatively affected by the generally challenging and highly promotional women’s specialty apparel retail environment.

Merchandise, Buying and Occupancy Costs, exclusive of depreciation and amortization.  Merchandise, buying expenses and occupancy costs, exclusive of depreciation and amortization, were $271.6 million, or 60.3% of net sales, during the first nine months of fiscal 2008, compared to $242.0 million, or 58.5% of net sales, during the same period in fiscal 2007, resulting in approximately 180 basis points of negative leverage.  The negative leverage was a result of lower merchandise margins in the first and second quarters related to higher markdowns taken to clear excess inventory.  This was partially offset by higher merchandise margins in the third quarter resulting from a decreased level of markdowns necessary to clear inventory as the Company’s customers responded positively to its casual lifestyle assortment.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the nine months ended December 1, 2007 were $124.0 million, or 27.5% of net sales, compared to $108.0 million, or 26.1% of net sales, for the nine months ended November 25, 2006, resulting in approximately 140 basis points of negative leverage.  Major components of the negative leverage included approximately $2.1 million of CEO transition expenses and a combination of increased professional fees, expenses related to new systems installations, increased marketing-related expenses and an increase in staff at the Company’s corporate headquarters.  This was partially offset by positive leverage gained from decreases in stock-based compensation expense.  For the nine month periods ended December 1, 2007 and November 25, 2006, pre-tax stock-based compensation expense totaled approximately $1.8 million and $3.9 million, respectively.

Depreciation and Amortization.  Depreciation and amortization was $17.4 million, or 3.9% of net sales, in the first nine months of fiscal 2008, compared to $15.1 million, or 3.7% of net sales, in the first nine months of fiscal 2007.  The increase in the amount of depreciation and amortization expense was a result of capital expenditures made during the past year.  The Company opened 66 new stores in the first nine months of fiscal 2008 and 78 new stores in all of fiscal 2007.  In addition, the Company recorded an impairment charge of approximately $915,000 on assets at three underperforming stores in the third quarter of fiscal 2008.

Operating Income.  As a result of the foregoing factors, operating income for the nine months ended December 1, 2007 was $37.4 million, or 8.3% of net sales, compared to operating income of $48.3 million, or 11.7% of net sales, for the nine months ended November 25, 2006.

Interest Income.  For the nine months ended December 1, 2007, interest income decreased to approximately $3.4 million from $3.6 million for the nine months ended November 25, 2006.  The decrease resulted from a lower average balance of cash equivalents and short term investments in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007.

Income Taxes.  Income tax expense in the first nine months of fiscal 2008 was $15.5 million, with an effective tax rate of 38.0%, compared to $20.1 million, with an effective tax rate of 38.8%, in the first nine months of fiscal 2007. The decreased effective tax rate resulted from an adjustment to the company’s liability for unrecognized tax benefits as the statute of limitations with respect to the Company’s tax returns expired in a number of states and other tax jurisdictions in which the Company operates.

Net Income.  As a result of the foregoing factors, net income for the nine months ended December 1, 2007 was $25.3 million, or 5.6% of net sales, and $0.70 per diluted share, compared to net income of $31.8 million, or 7.7% of net sales, and $0.84 per diluted share, for the nine months ended November 25, 2006.

Stock-Based Compensation Expense:

Total pre-tax compensation expense related to stock-based awards for the three months ended December 1, 2007 and November 25, 2006 was approximately $847,000 and $1.6 million, respectively.  For the nine months ended December 1, 2007 and November 25, 2006, pre-tax stock-based compensation expense totaled approximately $1.8 and $3.9 million, respectively.  The decrease in stock-based compensation expense in the third quarter and first nine months of fiscal 2008, compared to the same periods in fiscal 2007, was a result of lower expense associated with performance-based restricted stock, a reversal of expense related to forfeited stock options and restricted stock awards originally granted to the Company’s former CEO and the impact of awards granted in January 2004 which became fully vested by the end of fiscal 2007 and had no expense under SFAS 123R in fiscal 2008.  Stock-based compensation expense was included in merchandise, buying and occupancy expenses for the Company’s buying and distribution employees and in selling, general and administrative expenses for all other employees.

Liquidity and Capital Resources:

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

Net cash provided by operating activities totaled $39.8 million for the first nine months of fiscal 2008, an increase of $16.9 million from $22.9 million for the first nine months of fiscal 2007.  Significant fluctuations in the Company’s working capital accounts included a $7.9 million decrease in accounts payable and a $5.4 million decrease in merchandise inventories.  The declines in inventory and accounts payable were both a result of the Company’s efforts to reduce inventories in the first nine months of fiscal 2008, which resulted in a 17% decline in total inventory per store as of December 1, 2007 when compared to total inventory per store as of March 3, 2007.  The remainder of the change in cash provided by operating activities was a result of net income, depreciation expense, stock-based compensation expense and various other changes in the Company’s other operating assets and liabilities.

Net cash used in investing activities included $26.9 million of capital expenditures.  The Company opened 66 new stores and completed three major store remodels during the nine months ended December 1, 2007.  Net cash of $20.2 million was used in financing activities during the first nine months of fiscal 2008 as the Company paid three quarterly cash dividends, together totaling approximately $6.4 million, and repurchased approximately $15.0 million of its common stock.

The Company plans to fund approximately $5 million of capital expenditures during the fourth quarter of fiscal 2008 to open approximately four additional new stores and to make various capital investments in its information systems.  A portion of the capital expenditures will also be incurred for stores scheduled to open in the first quarter of fiscal 2009.  The Company expects its cash and short-term investments, combined with cash flows from operations, to be sufficient to meet its capital expenditure, working capital and other requirements for liquidity during the remainder of fiscal 2008 and throughout fiscal 2009.

The Company maintains an Amended and Restated Revolving Credit Facility with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”) which expires on June 30, 2008.  The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit of up to $50.0 million, subject to a borrowing base formula based on inventory levels.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s floating rate, 7.50% as of December 1, 2007, plus 0.25%.  Interest is payable monthly in arrears.  The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement.  Facility fees totaled $6,011 for the nine months ended December 1, 2007.  The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first nine months of fiscal 2008.  Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.

The borrowing base at December 1, 2007 was $39.5 million.  As of December 1, 2007, the Company had outstanding letters of credit in the amount of $14.9 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $24.6 million at December 1, 2007.

The Wells Fargo Revolver contains certain restrictive covenants including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of December 1, 2007, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

Merchandise Sourcing:

The Company directly imported approximately 81% of its total merchandise purchases in the first three quarters of fiscal 2008.  Substantially all of its remaining merchandise purchases were made from domestic importers.  This reliance on sourcing from foreign countries may cause the Company to be exposed to certain risks as indicated below and as discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 3, 2007.

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

The Company purchased approximately 19% and 17% of its merchandise from its largest overseas supplier during the first nine months of fiscal 2008 and 2007, respectively.  Although the Company believes that its relationship with this particular vendor is good, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it can shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, there is some risk that any such disruption in supply could have a material adverse impact on the Company’s financial position and results of operations.

Quarterly Results and Seasonality:

The Company’s quarterly results may fluctuate significantly depending on a number of factors, including timing of new store openings, adverse weather conditions, shifts in the timing of certain holidays and customer response to the Company’s seasonal merchandise mix.

Inflation:

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the quarters and nine-month periods ended December 1, 2007 and November 25, 2006.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates.  The Company’s results of operations could be negatively impacted by decreases in interest rates on its short-term investments.

The Company is potentially exposed to market risk from changes in interest rates relating to its Wells Fargo Revolver.  Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s floating rate, 7.50% as of December 1, 2007, plus 0.25%.  However, the Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first nine months of fiscal 2008 and, given its existing liquidity position, does not expect to utilize the Wells Fargo Revolver in the near future except for its continuing use of the import letter of credit facility.

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

ITEM 4.

CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, the Company’s management has evaluated the effectiveness and design of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)       Internal Controls Over Financial Reporting.

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 1, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS

In May 2007, the Company’s Board of Directors authorized a stock repurchase program enabling the company to purchase up to $20 million of its common stock, subject to market conditions.  As of December 1, 2007, the Company had repurchased 635,900 shares of its common stock for a total cost, including commissions, of approximately $9.1 million.

  The following table sets forth information concerning purchases made by the Company of its common stock for the third quarter of fiscal 2008:

			Total Number	Approximate
			of Shares	Dollar Value
	Total Number	Average	Purchased as	of Shares that May
	of Shares	Price Paid	Part of a Publicly	Yet be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

Fiscal September:
September 2, 2007 -
September 29, 2007	150,000	$12.23	486,100	$13,031,000

Fiscal October:
September 30, 2007 -
November 3, 2007	75,000	$13.35	561,100	$12,030,000

Fiscal November:
November 4, 2007 -
December 1, 2007	74,800	$15.60	635,900	$10,863,000

                All of the Company’s share repurchases were executed in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

ITEM 3.

DEFAULTS UPON

SENIOR SECURITIES

There has been no default with respect to any indebtedness of the Company.

ITEM 4.

SUBMISSION OF MATTERS TO

A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders for the period ended December 1, 2007.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

(a)           The following exhibits are filed with this report:

10.1

Separation Agreement and Release between the Company and Matthew Dillon, dated August 30, 2007 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K, filed September 27, 2007)

10.2	Employment Agreement by and between the Company and Lorna Nagler, dated August 30, 2007 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K, filed September 7, 2007)

10.3	Restricted Stock Agreement by and between the Company and Lorna Nagler dated August 31, 2007 (incorporated herein by reference as Exhibit 10.2 to Current Report on Form 8-K, filed September 7, 2007)

10.4	Amendment No. 3 to Christopher & Banks Corporation 2005 Stock Incentive Plan (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K, filed October 10, 2007)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated:	January 10, 2008	By	/s/ LORNA NAGLER

Lorna Nagler
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	January 10, 2008	By	/s/ ANDREW K. MOLLER

Andrew K. Moller
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

INDEX TO EXHIBITS

Exhibit No.	Description

10.5

Separation Agreement and Release between the Company and Matthew Dillon, dated August 30, 2007 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K, filed September 27, 2007)

10.6	Employment Agreement by and between the Company and Lorna Nagler, dated August 30, 2007 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K, filed September 7, 2007)

10.7	Restricted Stock Agreement by and between the Company and Lorna Nagler dated August 31, 2007 (incorporated herein by reference as Exhibit 10.2 to Current Report on Form 8-K, filed September 7, 2007)

10.8	Amendment No. 3 to Christopher & Banks Corporation 2005 Stock Incentive Plan (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K, filed October 10, 2007)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed with this report.