Form 10-K
period 2008-03-01
CHRISTOPHER & BANKS CORP
filed 2008-05-15
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 1, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission File No. 001-31390

CHRISTOPHER & BANKS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06 - 1195422
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2400 Xenium Lane North, Plymouth, Minnesota	55441
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (763) 551-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

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

YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO  ☒

The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant as of August 31, 2007, was approximately $422,692,464 based on the closing price of such stock as quoted on the New York Stock Exchange ($12.08) on such date.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, was 35,261,197 as of May 3, 2008 (excluding treasury shares of 9,790,718).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held July 30, 2008 (the “Proxy Statement”) are incorporated by reference into Part III.

CHRISTOPHER & BANKS CORPORATION

2008 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.
BUSINESS

General

Christopher & Banks Corporation is a Minneapolis-based retailer of women’s apparel, which operates retail stores through its wholly-owned subsidiaries, collectively referred to as “Christopher & Banks” or the “Company.”  As of May 3, 2008, the Company operated 848 stores in 46 states, including 550 Christopher & Banks stores, 262 C.J. Banks stores and 36 Acorn stores.

History

Christopher & Banks Corporation, a Delaware Corporation, was incorporated in 1986 to acquire Braun’s Fashions, Inc., which had operated as a family-owned women’s apparel business since 1956.  In July 2000, the Company’s stockholders approved a change in the Company’s name from Braun’s Fashions Corporation to Christopher & Banks Corporation.  The Company’s C.J. Banks brand was internally developed and opened its first store in August 2000.  Acorn was acquired by the Company in November 2004.

Christopher & Banks/C.J. Banks Segment

The Company’s Christopher & Banks stores offer distinctive fashions featuring exclusively designed, coordinated assortments of women’s apparel in sizes 4 to 16.  The Company’s C.J. Banks stores offer similar assortments of women’s apparel in sizes 14W to 24W.

The casual lifestyle brand fashions sold by both Christopher & Banks and C.J. Banks are typically suitable for both work and leisure activities and are offered at moderate price points.  The target customer for Christopher & Banks and C.J. Banks generally ranges in age from 40 to 60 and is typically part of the female baby boomer demographic.

Acorn Segment

In its Acorn stores, the Company, since acquiring this division in 2004, has sold private label, as well as branded apparel, in sizes 2 to 16.  Acorn stores also offer accessories, including jewelry, hand bags and other gift items.  The target customer of the Company’s Acorn stores ranges in age from 40 to 60 and is typically an affluent female baby boomer who seeks fashion-forward merchandise to fit her active, multi-faceted lifestyle.

Segments

For details concerning the operating performance of each of the Company’s reportable segments, see Note 17 to the Consolidated Financial Statements, which is incorporated herein by reference.

Strategy

The Company’s overall strategy for its primary brands, Christopher & Banks and C.J. Banks, is to consistently provide a well-focused apparel assortment in order to satisfy its target customer’s expectations for style, value and versatility.  To differentiate itself from its competitors, the Company’s buyers, working in conjunction with the Company’s internal design group, create a diverse merchandise assortment which is manufactured exclusively for the Company under its proprietary Christopher & Banks and C.J. Banks brand names.  The Company also has a technical design group which establishes technical specifications for the Company’s merchandise.

The Company is in the process of repositioning Acorn from primarily offering private label merchandise to featuring recognized brands.  In addition, the Company is working to expand the accessory component of Acorn’s merchandise offerings.  These changes are being implemented in an effort to create a distinctive boutique atmosphere for the Acorn stores.

Strategic Initiatives

Following is a summary of several key strategic initiatives on which the Company is focusing its efforts.  Other information related to these key elements of the Company’s business follows this summary.

Merchandise

•       As a casual lifestyle brand apparel retailer, the Company seeks to provide products that are distinctive and inspired by popular fashion trends.  In fiscal 2009, the Company plans to update its product offerings with new silhouettes, color, prints, patterns and textures, along with increasing its emphasis on novelty styles and expanding its offering of fashion basics.  The Company also plans to smooth its merchandise flow and provide more frequent deliveries of fresh product to its stores in fiscal 2009.

Sourcing

•       The Company plans to diversify its supplier base geographically, add key suppliers with expertise along merchandise category lines and reduce its significant reliance on one key supplier and one primary buying agent.

Marketing

•      The Company plans to expand its marketing initiatives in an effort to increase its brand awareness and generate an increase in store traffic and thus enhance its sales opportunities.  Marketing expenditures are expected to increase from approximately 1.0% of sales in fiscal 2008 to slightly more than 1.5% of sales in fiscal 2009.

E-commerce

•      In February 2008, the Company launched separate e-commerce websites for its Christopher & Banks and C.J. Banks brands and believes these websites will enable it to generate incremental sales and offer additional convenience to its customers.

Information Technology

•      In fiscal 2008 and continuing into fiscal 2009, the Company has increased its efforts to upgrade and enhance various components of its information systems including, among other things, implementing a new merchandise planning and allocation system and installing new point-of-sale registers in approximately 550 of its stores.  Management has focused its efforts on various information system upgrades and enhancements as the Company has opened a significant number of new stores over the past few years which has placed significant demands on its existing information systems.

Planning and Allocation

•      In fiscal 2008 and continuing into fiscal 2009, the Company is installing a new merchandise planning and allocation system, which will provide increased flexibility in product placement as well as improved forecasting and planning capabilities.

Store Expansion

•      The Company plans a more conservative approach to store expansion in fiscal 2009, with approximately 30 new locations planned as compared to 69 new store openings in fiscal 2008.

Merchandise

In fiscal 2008, the Company’s merchandise primarily included women’s apparel generally consisting of knit tops, shirtings, novelty jackets, sweaters, skirts, dresses, denim bottoms and bottoms of other fabrications.  The Company’s Acorn stores sell a variety of accessories in addition to women’s apparel.

Historically, sweaters have accounted for a large percentage of the Company’s sales.  Over the past few years, the Company has shifted merchandise receipts away from its sweater category and expanded its offerings in other merchandise categories.  Sweaters comprised approximately 20% of the Company’s sales in fiscal 2008, compared to 23% and 30% in fiscal 2007 and 2006, respectively.

In previous fiscal years, the Company’s Christopher & Banks and C.J. Banks stores introduced six different mini-fashion seasons each year.  Each mini-season had two delivery months and used the same color palette.  Beginning in fiscal 2009, the Company plans to increase its focus on color by developing seasonal color palettes that flow and build month-to-month to ensure newness of fashions within its stores.  The Company also plans to do refresher floor sets each month in between the traditional, larger monthly floor sets.

The Company plans to continue to explore potential merchandise and brand extensions that could be complementary to its current brands.  In fiscal 2008, the Company introduced a CBK Sport line.  While the Company does not plan to carry a separate CBK Sport line going forward, successful elements from this line will be incorporated into other merchandise categories.  In October 2007, the Company tested a collection of petite sizes in approximately 95 Christopher & Banks stores.  Based on favorable customer response, the Company plans to feature petite sizes in approximately 300 Christopher & Banks stores by September 2008.

Sourcing

The vast majority of the Company’s merchandise is manufactured overseas, with direct imports, where the Company was the importer of record, accounting for approximately 78% of the Company’s total dollar volume of merchandise purchases in fiscal 2008.  During fiscal 2008, the Company purchased approximately 98% of its merchandise from 150 vendors and the Company’s ten largest vendors provided approximately 50% of the Company’s purchases.  In addition, purchases from the Company’s largest overseas supplier accounted for approximately 18% of total purchases, compared to 17% in fiscal 2007.  The Company does not have long-term purchase commitments or arrangements with any of its suppliers.

Although the Company has an established operating history with its largest vendor, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it will be able to shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on the Company’s financial position and results of operations.

In fiscal 2008 and 2007, the Company purchased approximately 47% of its merchandise through one buying agent.  The Company has begun the process of establishing relationships with additional primary suppliers which are intended to reduce its reliance on this buying agent. This buying agent also has indicated its desire to cease serving as an intermediary with manufacturers on behalf of Christopher & Banks. Therefore, the Company anticipates that by the end of December 2008 it will have substantially reduced or phased out its use of this buying agent.  While management believes the actions it is taking to mitigate the risk of reliance on this agent will be successful, any significant disruption in supply from vendors through this agent could have a material adverse impact on the Company’s financial position and results of operations.

In the third quarter of fiscal 2008, the Company hired, for the first time, a Vice President of Sourcing and is in the process of building a staff for its sourcing function.  As part of its process to improve sourcing efficiencies, the Company plans to add key suppliers with expertise along merchandise categories and diversify its sourcing geographically among additional countries.

Marketing

The Company continues to invest in the development of its brands through, among other things, in-store marketing, direct mail and email communications.  Compelling window and in-store marketing materials are used to communicate the Company’s fashion and promotional message.  The Company’s customer relationship management database is managed by an outside service provider.  However, the Company’s marketing department reviews customer purchase history to make strategic decisions regarding direct mail initiatives.  The Company also sends periodic email messages to customers regarding new product arrivals and features, in-store promotions or other offers.

In fiscal 2009, the Company intends to focus its marketing on increasing its capture of customer email addresses, as email contact provides the Company with a cost-effective means of communicating with its customers on a regular basis.  The Company is planning to expand its marketing efforts in fiscal 2009, with marketing-related spending expected to increase to slightly more than 1.5% of sales, compared to approximately 1.0% of sales in fiscal 2008.

E-commerce

In February 2008, the Company launched separate e-commerce websites for its Christopher & Banks and C.J. Banks brands.  These websites give customers the ability to view and purchase the Company’s merchandise online at www.christopherandbanks.com and www.cjbanks.com.  The Company currently sells essentially the same selection of merchandise on its websites that it features in its Christopher & Banks and C.J. Banks stores.  In the future, the Company is planning to offer a greater size selection through its
e-commerce websites.  Inventory and order fulfillment for the Company’s e-commerce operations is handled by a third-party provider. The Company’s new websites offer convenience and product research capabilities to its customers, which management believes will generate incremental sales.  Further, management believes that the websites provide the Company with a means to drive additional traffic to its Christopher & Banks and C.J. Banks stores and increase brand awareness.

The Company does not have an e-commerce enabled website for its Acorn brand and does not currently plan to launch an
e-commerce website for Acorn.

The Company’s websites referenced above are for textual reference only and such references are not intended to incorporate the Company’s websites into this Annual Report on Form 10-K.

Information Technology

All of the Company’s stores utilize point-of-sale (“POS”) registers, which are polled nightly to collect SKU-level sales data and inventory information, including information by style, color and size.  Management evaluates this information to analyze same-store sales results, profitability and to formulate and implement Company-wide merchandise pricing decisions.

In fiscal 2008, the Company invested more heavily than in recent years in implementing and enhancing its information systems.  The Company’s largest project was the implementation of a new merchandise planning and allocation system.  By the end of fiscal 2008, the Company had installed several modules of this system.  The Company also completed an upgrade to its store software application and made substantial progress on implementing a new wide area store network.  In addition, the Company enhanced its ability to analyze merchandise and financial information through the installation of a data warehouse.

In fiscal 2009, the Company plans to complete the implementation of the remaining modules of its merchandise planning and allocation system.  In addition, the Company plans to install new POS register hardware in approximately 550 of its stores in the first and second quarters of fiscal 2009.  The Company also plans to complete the implementation of a new suite of Oracle financial software in the second quarter of fiscal 2009.

Distribution, Planning and Allocation

The Company utilizes a single distribution center in Plymouth, Minnesota to receive and distribute merchandise to its stores.  Substantially all merchandise is pre-ticketed by the Company’s overseas suppliers.  Once received at the Company’s distribution center, merchandise is counted and processed for distribution to its stores.  Merchandise shipments are made daily from the Company’s distribution center to its stores utilizing a national carrier to ensure a fresh flow of new merchandise to its stores.

In late fiscal 2008, the Company implemented several modules of its new merchandise planning and allocation system.  Through the use of the new allocation modules, the Company anticipates that it will gain increased flexibility in product placement.  Functionality from this system is expected to allow the Company to more easily manage its merchandise assortment based on differences in store sales volume and climate, as well as fashion and size preferences.  When fully implemented, the planning and allocation system will provide the Company with both detailed level and unit planning capabilities that it currently does not have.  Further, the Company anticipates that the system will provide it with improved forecasting of sales, merchandise margins and inventory levels.  The Company expects to begin to realize benefits from the new planning and allocation system in the second half of fiscal 2009, with an anticipated increase in benefits in fiscal 2010.

Store Expansion

During fiscal 2008, the Company opened 26 new Christopher & Banks stores, 39 new C.J. Banks stores and four new Acorn stores.  The Company closed ten stores during fiscal 2008, which included seven Christopher & Banks stores and three Acorn stores.

Given the current challenging economic climate and the Company’s desire to make certain additional infrastructure investments, management is planning a more conservative approach to store expansion for fiscal 2009.  In fiscal 2009, the Company is planning to open approximately 30 new stores.  The Company expects that approximately half of the new stores will be Christopher & Banks and the remainder will be C.J. Banks.  No new Acorn stores are planned to open in fiscal 2009.  The Company also plans to close approximately ten stores in fiscal 2009.

The Company has historically operated the majority of its stores in enclosed shopping malls.  Management intends to focus future store expansion in lifestyle and power strip locations due to the convenience these locations provide its customers.

While the Company may from time to time consider the acquisition or organic development of other retail concepts, it is not exploring such options at this time.

Properties

The Company uses a prototype store design for each of its store concepts.  These store designs are regularly modified and updated, with an updated Christopher & Banks store prototype being developed in fiscal 2008.  The store designs provide an open and inviting environment, which enables the Company to deliver a focused merchandise presentation to its customers.

The Company historically completed a major or minor remodeling of each store on a ten-year cycle as leases expired.  However, since a substantial majority of the Company’s stores currently utilize a similar prototype design, the Company plans to remodel stores on an as-needed basis in the future.  Nonetheless, minor improvements, such as carpet replacement and painting, will continue to be made.  The Company completed nine store remodels in fiscal 2008 and plans to complete six store remodels in fiscal 2009.

Store Operations

The Company manages its stores in a manner that encourages participation by the store manager in the execution of the Company’s business and operational strategies.  Managers are eligible for Company incentive awards based upon exceeding planned store sales volume goals.

The Company’s store operations are organized into districts and regions.  Each district is managed by a district manager, who typically supervises approximately ten stores.  The Company has eight regional managers who supervise the district managers.

Competition

The women’s retail apparel business is highly competitive.  The Company believes that the principal bases upon which it competes are unique merchandise selection, quality garment construction, visual merchandise presentation, customer service, merchandise price and store location.  The Company competes with a broad range of national and regional retail chains that sell similar merchandise, including department stores and specialty stores.  Many of these competitors are larger and have greater financial resources than the Company.  The Company believes that its unique merchandise assortments, strong visual presentation, product quality and customer service enable the Company to compete effectively.

Employees

As of May 3, 2008, the Company had approximately 2,400 full-time and 5,400 part-time employees.  The number of part-time employees typically increases during November and December.  None of the Company’s employees is represented by a labor union or is subject to a collective bargaining agreement.  The Company has never experienced a work stoppage and considers its relationship with its employees to be good.

Seasonality

The Company’s quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, customer response to the Company’s seasonal merchandise mix, timing of new store openings, adverse weather conditions, shifts in the timing of certain holidays and shifts in the timing of promotional events.  During the past two fiscal years, the Company’s sales and operating income have been the highest in the first and third fiscal quarters as customers’ response to its seasonal merchandise offering has been more favorable.  The Company had an operating loss in the fourth quarter of fiscal 2008 as the economic environment was particularly challenging.

Trademarks and Service Marks

The Company, through its wholly-owned subsidiary, Christopher & Banks Company, is the owner of the federally registered trademark and service mark “Christopher & Banks,” which is its predominant private brand, and “C.J. Banks,” its large size private brand.  Management believes these primary marks are important to its business and are recognized in the women’s retail apparel industry.  Accordingly, the Company intends to maintain these marks and the related registrations.  U.S. trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade.  Management is not aware of any challenges to the Company’s right to use these marks in the United States.

The Company uses the name “Acorn” for the stores it acquired from Gilmore Brothers, Inc. in November 2004, though it does not hold a federally registered trademark or service mark for that name.  The Company believes it has established common law rights in this trademark.  The Company has registrations or is in the process of registering other trademarks or service marks that it believes are of less importance than its Christopher & Banks and C.J. Banks trademarks.  In addition, the Company owns various Internet domain name registrations in conjunction with its trademarks and e-commerce business.

Available Information

The Company makes available free of charge, on or through its website, located at www.christopherandbanks.com, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

ITEM 1A.
RISK FACTORS

Set forth below are certain of the important risks that we face and that could cause actual results to differ materially from the forward-looking statements or information in this document.  Please also see the “Statement Regarding Forward-Looking Disclosures” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The current state of the U.S. economy has and can be expected to have a material negative impact on consumer purchases of discretionary items, such as women’s apparel, which in turn can have a material adverse impact on the Company’s level of sales and profitability.

Many factors affect the level of consumer spending in the apparel industry, including:

•      general business conditions;

•      consumer interest rates;

•      the availability of consumer credit;

•      taxation;

•      employment levels;

•      political conditions such as war, terrorism and political unrest;

•      the residential real estate market; and

•      increasing energy and food prices.

The U.S. economy is currently experiencing significant and what may be worsening macro-economic issues, including tightening of U.S. credit markets, a residential real estate crisis, recessionary and inflationary pressures, high energy and food prices, the declining value of the U.S. dollar, higher unemployment rates and stock market volatility, which the Company believes has negatively impacted its business and may continue to do so in the near future.  The Company believes that consumer purchases of discretionary items, including women’s apparel, have declined and may continue to decline during periods of a negative economic environment and other periods where discretionary income is lower.  A continued downturn in the U.S. economy may adversely affect the Company’s level of sales and results of operations.

A decline in consumer spending on apparel could reduce our sales and slow our growth.

The industry in which we operate can be cyclical.  Because apparel purchases are generally discretionary, declines in consumer spending patterns may impact us more negatively as an apparel retailer.  Therefore, we may not be able to maintain our recent revenue or operating income levels if there is a decline in consumer spending patterns, and we may decide to slow or alter our growth plans.

A reduction in the volume of mall traffic could significantly reduce our sales and leave us with unsold inventory.

A significant portion of our current stores are located in shopping malls.  Sales at these stores are derived, in part, from the volume of traffic in those malls.  Our stores benefit from the ability of the malls’ “anchor” tenants, generally large department stores, and other area attractions to generate consumer traffic.  Sales volume and mall traffic may be adversely affected by regional economic downturns, the closing of anchor department stores and competition from non-mall retailers and other malls where we do not have stores.  Any of these events, or a decline in the desirability of the shopping environment of a particular mall or in the popularity of mall shopping generally among our customers, could reduce the number of customers visiting our stores and thus our level of sales and leave us with excess inventory.  We may respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which could further decrease our merchandise margins and operating income.

We operate in the highly competitive retail industry and the size and resources of some of our competitors may allow them to compete more effectively than we can, which could result in loss of our market share.

We face intense competition in the retail industry.  We compete primarily with women’s apparel retailers, department stores, catalog retailers and Internet businesses that also engage in the retail sale of women’s apparel. We believe that the principal bases upon which we compete are the quality, design and price of our merchandise and the quality of our customer service.  Many of our competitors are, and many of our potential competitors may be, larger and have greater financial, marketing and other resources and therefore may be able to adapt to changes in customer requirements more quickly, devote greater resources to the marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can.  In addition, an increased level of promotions or discounted sales by our competitors may adversely affect response rates to our merchandise or to our own level of promotions or sales.  As a result, we may lose market share, which could reduce our revenues, merchandise margins and operating income.

Our inability to increase same-store sales could cause our earnings to decline.

If our future same-store sales fail to increase, our earnings are likely to decline.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Under Item 7.  In addition, our results have fluctuated in the past and can be expected to continue to fluctuate in the future.  For example, over the past twelve fiscal quarters, our quarterly same-store sales have ranged from an increase of 9% in the third quarter of fiscal 2008 to a decrease of 7% in the fourth quarter of fiscal 2007.  A variety of factors affect same-store sales, including fashion trends, competition, current economic conditions, pricing, inflation, the timing of the release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs, timing and level of markdowns and weather conditions.  These factors may cause our future same-store sales results to be materially lower than both our recent past performance and our expectations, which could cause declines in our quarterly earnings and stock price.

If we are unable to anticipate or react to changing consumer preferences in a timely manner, our sales, merchandise margins and operating income could decline.

Our success largely depends on our ability to consistently gauge fashion trends and provide merchandise that satisfies customer demands in a timely manner.  Any fashion missteps may affect merchandise quality and inventory levels, since we enter into agreements to manufacture and purchase our merchandise well in advance of the selling season for such merchandise.  Our failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends could lead to lower sales, excess inventories and more frequent and larger markdowns, which could have a material adverse impact on our business.

The Company may not be able to successfully reposition its Acorn segment.

The Company acquired the Acorn concept in November 2004.  Acorn sales and operating results have not met management’s expectations.  In fiscal 2008, the Company recorded an impairment charge of $6.5 million related to the impairment of long-lived assets of the Acorn stores and a $3.6 million goodwill impairment charge. The realization of revenue growth and improved merchandise and operating margins related to Acorn will depend largely upon the Company’s ability to:

•      add recognized apparel brand merchandise to the Acorn assortment that results in favorable customer response and increased sales;

•      increase the penetration of the Acorn accessory category resulting in improved merchandise margins; and

•      refine the Acorn brand’s marketing and promotional programs and increase the number of regular Acorn customers.

There can be no assurance that the Company can successfully execute any of the actions above or that the Company’s strategies for the Acorn brand will achieve the results necessary to generate positive operating results, particularly in this challenging economic environment.  If the Company fails to improve Acorn’s operations or cannot successfully execute its growth strategy, the Company’s results will be adversely impacted and future impairment or other charges may be recognized.

We rely on the experience and skills of key personnel, the loss of whom could damage our ability to develop or successfully sell our merchandise.

We believe we have benefited substantially from the leadership and strategic guidance of our key executives and members of our creative team, who are primarily responsible for developing our merchandise and reinforcing our brand identity.  The loss, for any reason, of the services of any of these individuals could delay the implementation of our strategies.  In addition, merchandise we develop without the guidance and direction of these key personnel may not receive the same level of acceptance, thereby resulting in a decline in sales, merchandise margins or both.

Our results of operations could deteriorate if we fail to attract, develop and retain qualified employees.

Our performance is dependent on attracting and retaining a large and growing number of employees.  Our success depends in part upon our ability to attract, develop and retain a sufficient number of qualified employees, including store and administrative personnel.  The turnover rate in the retail industry is high, and qualified individuals of the requisite caliber and number needed to fill open positions may be in short supply in some geographic areas or subject area disciplines.  Significant increases in employee turnover rates could have a material adverse effect on our business, financial condition and results of operations.

Our results of operations could be adversely affected if labor costs increase.

Our ability to meet our labor needs while controlling our labor costs is subject to external factors such as unemployment levels, minimum wage legislation, health care legislation and changing demographics.  In addition, our labor costs are influenced by health care and workers’ compensation costs, both of which have been rising in recent years.  If overall labor costs increase more than anticipated, it could negatively impact our earnings.

We are highly dependent on foreign manufacturers and one buying agent and interruption in our foreign sourcing operations or in our agent relations could disrupt production, shipment or receipt of our merchandise, which would result in lost sales and could increase our costs.

In fiscal 2008, approximately 78% of our merchandise was directly imported from foreign factories and our 10 largest suppliers accounted for approximately 50% of the merchandise we purchased. Substantially all of the Company’s directly imported merchandise is manufactured in Southeast Asia.  Purchases from the Company’s largest overseas supplier accounted for approximately 18% of total purchases in fiscal 2008. The majority of these goods are produced in China, Hong Kong and Singapore.  An adverse change in the status of our relationship with our largest supplier or any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including the imposition of additional import restrictions, could materially harm our operations.  In addition, approximately 47% of our merchandise purchases, all of which was manufactured in Asia, were sourced through a single buying agent.  We are reducing our reliance on this agent and transitioning this agent’s business to other additional primary suppliers. A sudden disruption or termination in our relationship with this agent could adversely affect our supply of goods from the manufacturers we source through this buying agent.  We have no long-term merchandise supply contracts, and we compete with other companies for production facilities and import quota capacity.  Disruption in our foreign sourcing operations or buying agent relations could adversely impact our sales and earnings.

Sourcing our products abroad poses various risks to our business.

The vast majority of our products are manufactured to our specifications primarily by foreign manufacturers.  We cannot control all of the various factors that might affect a manufacturer’s ability to ship orders of our products in a timely manner or to meet our quality standards.  We expect all of our vendors to comply with applicable laws, including labor and environmental laws, and otherwise be certified as meeting our required standards of conduct.  Our ability to find qualified manufacturers who meet our standards and supply products in a timely and efficient manner is a significant challenge.  Our sourcing operations may be hurt by political or financial instability, currency and exchange risks, disruption of imports by labor disputes and local business practices, trade restrictions, duties, tariffs, transportation capacity and costs, health concerns regarding infectious diseases in countries in which our merchandise is produced, to the extent these acts affect the production, shipment or receipt of merchandise.  Late delivery of products or delivery of products that do not meet our quality standards could cause us to delay the timely delivery of merchandise to our stores.  Our future operations and performance will be subject to these factors, which are beyond our control, and these factors could materially hurt our business, financial condition and results of operations or may require us to modify our current business practices and incur increased costs.

We could also be adversely impacted by production delays resulting from various policies adopted by the Peoples’ Republic of China which seek to minimize pollution by limiting the operation of polluting agents in advance of the Beijing Olympics to be held during August 2008.

The cost or availability of raw materials could hurt our profitability.

The raw materials used to manufacture our products are subject to availability constraints and price volatility caused by high demand for fabrics, weather, supply conditions, government regulations, economic climate and other unpredictable factors.  Increases in the demand for, or the price of, raw materials could hurt our profitability.

Our ability to source our merchandise profitably or at all could be hurt if new trade restrictions are imposed or existing trade restrictions or quotas become more burdensome.

Trade restrictions, including increased tariffs, safeguards or quotas, on apparel and accessories could increase the cost or reduce the supply of merchandise available to us.  Under the World Trade Organization (“WTO”) Agreement, effective January 1, 2005, the U.S. and other WTO member countries removed quotas on goods from WTO members, which in certain instances affords us greater flexibility in importing textile and apparel products from WTO countries from which we source our merchandise.  However, as the removal of quotas resulted in an import surge from China, the U.S. in May 2005 imposed safeguard quotas on seven categories of goods and apparel imported from China.  Effective January 1, 2006, the U.S. imposed quotas on approximately twelve categories of goods and apparel from China, and may impose additional quotas in the future.  These and other trade restrictions could have a significant impact on our sourcing patterns in the future.  The extent of this impact, if any, and the possible effect on our purchasing patterns and costs, cannot be determined at this time.  We cannot predict whether any of the countries in which our merchandise is currently manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and foreign governments, nor can we predict the likelihood, type or effect of any such restrictions.  Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against apparel items, as well as U.S. or foreign labor strikes, work stoppages or boycotts could affect the import of such merchandise and could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition, results of operations and liquidity.

Our plans to expand our store base may not be successful, which could impact our competitive position and our profitability.

We opened 69 new stores in fiscal 2008.  We plan to open approximately 30 new stores in fiscal 2009.  Accomplishing our store expansion goals depends upon a number of factors, including locating suitable sites which will result in a level of sales that allows us to operate profitably, negotiating favorable lease terms and hiring and training qualified associates, particularly at the store management level.  Failure to manage effectively these and other similar factors may affect our ability to lease new stores or increase our store operations costs, which could have a material adverse effect on our future profitability.

We plan to open stores in new markets.  The risks associated with entering a new market include difficulties in attracting customers due to a lack of customer familiarity with our brands, our lack of familiarity with local customer preferences and seasonal differences in the market.  In addition, entry into new markets may bring us into competition with new competitors or with existing competitors with a large, established market presence.  We cannot ensure that our new stores will be profitably deployed; as a result, our future profitability may be materially adversely affected.

Our information systems are aging and may not be adequate to support our future growth, which could disrupt business operations.

Components of our existing information systems are not state-of-the-art and have been in use for a number of years.  Over the past several years, we have opened a significant number of new stores, which has placed additional demands on our existing information systems.  In order to support future growth, we are undertaking significant information system implementations, modifications and/or upgrades at significant cost to us.  Such projects involve inherent risks associated with replacing and/or changing existing systems, such as system disruptions and the failure to accurately capture data, among others.  In addition, such upgrades may not be as effective as planned or yield the anticipated benefits.  Any disruption in operation of our information systems due to system failures, natural disasters, accidents or other events affecting the ability to effectively use our data center, if not anticipated and appropriately mitigated, or our failure to effectively upgrade, integrate or expend capital on such systems, could have a material adverse effect on our business.

We depend significantly on a single operations and distribution facility.

All of our administrative and distribution operations are housed in a single facility.  A significant interruption in the operation of this facility due to natural disasters, accidents or other events could reduce our ability to receive and provide merchandise to our stores as well as reduce our ability to administer and oversee our business, which could reduce our sales and results of operations.

Our future office space needs are likely to exceed the capacity of our current facility, which could adversely impact our future operations or cost structure.

The office space in our current headquarters facility is fully utilized and limits our ability to add additional staff.  If we are unable to locate additional or alternate facilities to adequately address our future office space needs, it may adversely impact our ability to add needed personnel, operate efficiently or provide a conducive work environment, all of which could adversely impact our future operations.  In addition, the cost of additional or alternate facilities could negatively impact our future earnings.

Failure to deliver merchandise from our distribution center to our stores by a third party  could result in lost sales or reduced demand for our merchandise.

The success of our stores depends on their timely receipt of merchandise from our distribution center. An independent third party transportation company delivers our merchandise to our stores.  This third party employs personnel represented by a labor union.  Disruptions in the delivery of merchandise or work stoppages by employees of this third party could delay the timely receipt of merchandise, which could result in lost sales, a loss of loyalty to our brands and the late receipt of inventory when it is no longer seasonally appropriate.  Timely receipt of merchandise by our stores may also be affected by factors such as inclement weather, natural disasters, accidents, system failures and acts of terrorism.  We may respond by increasing markdowns or initiating marketing promotions, which would decrease our merchandise margins and operating income.

There are risks associated with our e-commerce sales.

We sell merchandise over the Internet through our websites, www.christopherandbanks.com and www.cjbanks.com.  Our e-commerce operations are subject to numerous risks, including:

•      reliance on third party computer hardware/software and order fulfillment providers;

•      rapid technological change;

•      diversion of sales from our stores;

•      liability for online content;

•      violations of state or federal privacy laws;

•      credit card fraud;

•      risks related to the failure of the computer systems that operate our websites and their related support systems, including computer viruses;

•      telecommunications failures and electronic break-ins and similar disruptions; and

•      timely delivery of our merchandise to our customers by third parties.

There is no assurance that our e-commerce operations will meet our sales and profitability plans.

Failure to comply with privacy and information security laws could adversely impact our business or reputation.

The use of individually identifiable data by our business and our business associates is regulated at the federal and state levels.  Privacy and information security laws and regulations change, and compliance with them may result in cost increases due to necessary systems changes and the development of new administrative processes.

If we or our business associates fail to comply with these laws and regulations or experience a data security breach, our reputation could be damaged, possibly resulting in lost future business, and we could be subjected to additional legal risk as a result of such non-compliance.

The extent to which we may or may not be able to secure and protect trademarks and other intellectual property rights may adversely affect our business and financial performance.

We believe that our “Christopher & Banks” and “C.J. Banks” trademarks are important to our success.  Even though we register and protect our trademarks and other intellectual property rights, there is no assurance that our actions will protect us from the prior registration by others or prevent others from infringing our trademarks and proprietary rights or seeking to block sales of our products as infringements of their trademarks and proprietary rights.  If we cannot adequately protect our marks or prevent infringement of them, our business and financial performance could suffer.

The effects of war, terrorism or other catastrophes could materially adversely impact our business.

Threat of terrorists attacks or actual terrorist events in the United States and worldwide could disrupt the production, shipment or receipt of our merchandise or lead to lower client traffic in regional shopping centers.  Natural disasters could also impact our ability to open and run our stores in affected areas.  Lower customer traffic due to security concerns, war or the threat of war and natural disasters could result in decreased sales that would have a material adverse impact on our business, financial condition and results of operations.

ITEM 1B.
UNRESOLVED STAFF COMMENTS

There are no matters which are required to be reported under Item 1B.

ITEM 2.
PROPERTIES

Store Locations

The Company’s Christopher & Banks and C.J. Banks stores are located primarily in regional shopping malls in mid-sized cities and suburban areas, which offer mall-traffic by potential walk-in customers.  Approximately 85% of the Company’s stores are located in enclosed regional malls that typically have numerous specialty stores and two or more general merchandise chains or department stores as anchor tenants.  The remainder of the Company’s Christopher & Banks and C.J. Banks stores are primarily located in lifestyle, power and strip shopping centers.  The Company attempts to locate its stores strategically within each mall or shopping center to attract walk-in customers through attractive visual displays and the use of lifestyle graphics. While the Company has historically operated the majority of its stores in enclosed shopping malls, management intends to focus future store expansion in lifestyle and power strip locations due to the convenience these locations provide its customers. Most of the Company’s 36 Acorn stores are located in upscale lifestyle centers and other distinctive shopping areas.

At May 3, 2008, Christopher & Banks stores averaged approximately 3,300 square feet, C. J. Banks stores averaged approximately 3,600 square feet and Acorn stores averaged approximately 2,500 square feet.  The Company estimates approximately 85% of the total aggregate store square footage is allocated to selling space.

At May 3, 2008, the Company operated 848 stores in 46 states as follows:

	Number of	Number of	Number of
	Christopher & Banks	C.J. Banks	Acorn
State	Stores	Stores	Stores	Total Stores
Alabama	4	2	—	6
Alaska	—	—	—	—
Arizona	8	3	—	11
Arkansas	6	2	—	8
California	11	1	—	12
Colorado	21	9	2	32
Connecticut	4	—	1	5
Delaware	2	—	—	2
Florida	14	4	—	18
Georgia	5	1	4	10
Hawaii	—	—	—	—
Idaho	7	3	—	10
Illinois	27	15	6	48
Indiana	19	14	—	33
Iowa	23	12	—	35
Kansas	11	7	—	18
Kentucky	10	4	1	15
Louisiana	2	—	—	2
Maine	3	2	—	5
Maryland	7	2	—	9
Massachusetts	11	2	—	13
Michigan	30	17	2	49
Minnesota	35	15	3	53
Mississippi	—	—	—	—
Missouri	13	13	—	26
Montana	6	4	—	10
Nebraska	12	7	—	19
Nevada	—	—	—	—
New Hampshire	3	—	—	3
New Jersey	2	—	2	4
New Mexico	4	3	—	7
New York	23	16	—	39
North Carolina	8	4	3	15
North Dakota	7	4	—	11
Ohio	37	23	4	64
Oklahoma	8	1	—	9
Oregon	8	3	—	11
Pennsylvania	42	19	—	61
Rhode Island	1	—	—	1
South Carolina	2	1	3	6
South Dakota	6	3	—	9
Tennessee	14	5	2	21
Texas	20	2	—	22
Utah	9	3	—	12
Vermont	2	1	—	3
Virginia	13	7	2	22
Washington	16	8	—	24
West Virginia	7	7	—	14
Wisconsin	24	11	1	36
Wyoming	3	2	—	5
	550	262	36	848

Store Leases

All of the Company’s store locations are leased.  Lease terms typically include a rental period of ten years and may contain a renewal option.  Leases generally require payments of fixed minimum rent and contingent percentage rent, calculated based on a percent of sales in excess of a specified level.  The following table, which covers all of the stores operated by the Company at May 3, 2008, indicates the number of leases expiring during the fiscal year indicated and the number of such leases with renewal options.  The number of stores with leases expiring in fiscal 2009 includes those stores which currently are operating on month-to-month terms.

	Number of	Number with
Fiscal Year	Leases Expiring	Renewal Options
2009	55	2
2010	51	2
2011	67	—
2012	97	7
2013	104	—
2014-2018	460	8
2019-2023	14	1
Total	848	20

For leases that expire in a given year, the Company plans to evaluate the projected future performance of each store location prior to lease expiration and determine if it will negotiate a new lease for that particular location.

Corporate Office and Distribution Center Facility

In fiscal 2002, the Company purchased its 210,000 square foot corporate office and distribution center facility, located in Plymouth, Minnesota.  Prior to fiscal 2002, the Company leased this facility.  The Company utilizes the entire facility for its corporate office and distribution center requirements.  The portion of the Company’s headquarters devoted to office space is at capacity.  As such, the Company intends to pursue new or additional office space to accommodate its future staffing requirements.

ITEM 3.

LEGAL PROCEEDINGS

The Company is subject from time to time to various routine legal proceedings and claims that arise in the ordinary course of business.  Although the amount of any liability that could arise with respect to any current actions can not be accurately predicted, any such liability is not expected to have a material adverse impact on the Company’s financial position or results of operations.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2008.

ITEM 4A.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers of the Company as of May 3, 2008.

Name	Age	Positions and Offices
Lorna Nagler	51	President and Chief Executive Officer
Susan C. Connell	55	Executive Vice President and Chief Merchandise Officer
Monica L. Dahl	41	Executive Vice President and Chief Operating Officer
Andrew K. Moller	49	Executive Vice President and Chief Financial Officer
Steven J. Danker	51	Senior Vice President, Information Systems and Strategy
Kim A. Decker	47	Senior Vice President, Store Operations
Luke R. Komarek	54	Senior Vice President, General Counsel and Corporate Secretary

Lorna Nagler has served as President and Chief Executive Officer since August 2007.  From 2004 to 2007 Ms. Nagler was President of Lane Bryant, a division of Charming Shoppes, Inc.  She was President of Catherines Stores, also a division of Charming Shoppes, Inc., from 2002 to 2004.  From 1996 to 2002, Ms. Nagler held various retail management positions with Kmart Corporation including Senior Vice President, General Merchandise Manager - Apparel and Jewelry from 2000 to 2002 and General Merchandise Manager, Divisional Vice President – Kids and Menswear from 1998 to 2000.  From 1994 to 1996 Ms. Nagler was a Vice President, Divisional Merchandise Manager for Kids R Us.  Ms. Nagler also has previous retail experience with Montgomery Ward and Main Street Department Stores.

Susan C. Connell has served as Executive Vice President and Chief Merchandise Officer since July 2007.  From 2003 to June 2007 she was Senior Vice President – General Merchandise Manager with Lane Bryant, a division of Charming Shoppes, Inc.  Ms. Connell was Vice President – General Merchandise Manager of Motherhood Maternity for Mothers Work, Inc. from 2001 to 2002.  From 2000 to 2001, Ms. Connell was Senior Vice President, Product Development for E Specialty Brands and from 1996 to 2000 Ms. Connell was a Divisional Merchandise Manager for G.H. Bass & Co.  Ms. Connell was Director of Product Development for United Retail Group, Inc. from 1994 to 1996.  From 1986 to 1994, Ms. Connell held various retail positions with Women’s Specialty Retailing Group including General Merchandise Manager of Petite Sophisticate from 1993 to 1994.

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

Luke R. Komarek has served as Senior Vice President, General Counsel since joining the Company in May 2007.  He was named Corporate Secretary in August 2007.  In February 2008, he was named Chief Compliance Officer of the Company.  Prior to joining Christopher & Banks, Mr. Komarek served as General Counsel, Chief Compliance Officer and Secretary at PNA Holdings, LLC and Katun Corporation from March 2004 to May 2007.  Previously, Mr. Komarek served as Vice President of Legal Affairs and Compliance at Centerpulse Spine-Tech Inc. from February 2003 to March 2004.  Mr. Komarek was with FSI International, Inc., a semiconductor equipment company, most recently serving as Vice President, General Counsel and Corporate Secretary, from 1995 to 2002.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol “CBK”.  The quarterly high and low stock sales price information for the Company’s common stock for fiscal 2008 and 2007 are included in the table below.

	Market Price
Quarter Ended	High	Low
March 1, 2008	$16.51	$8.54
December 1, 2007	$16.32	$11.43
September 1, 2007	$19.19	$12.08
June 2, 2007	$19.89	$16.36
March 3, 2007	$21.20	$17.78
November 25, 2006	$30.09	$21.33
August 26, 2006	$29.47	$25.00
May 27, 2006	$27.71	$21.27

The number of holders of record of the Company’s common stock as of May 3, 2008 was 117.  Based upon information received from the record holders, there are approximately 5,700 beneficial owners.  The last reported sales price of the Company’s common stock on May 3, 2008 was $11.17.

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

The following table sets forth information concerning purchases made by the Company of its common stock during the fiscal quarter ended March 1, 2008:

			Total Number	Approximate
			of Shares	Dollar Value
	Total Number	Average	Purchased as	of Shares that May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Program (1)	Under the Program

Fiscal December:
December 2, 2007 - December 29, 2007	—	$—	—	$10,863,000

Fiscal January:
December 30, 2007 - February 2, 2008	312,900	$9.59	312,900	$7,863,000

Fiscal February:
February 3, 2008 - March 1, 2008	—	$—	—	$7,863,000

Total	312,900	$9.59	312,900	$7,863,000

(1)  On May 24, 2007, the Company’s Board of Directors authorized and subsequently announced a stock repurchase program enabling the Company to purchase up to $20 million of its common stock, subject to market conditions.  The Board of Directors specified the stock repurchase program will expire one year from the announcement date.

Comparative Stock Performance

The graph below compares the cumulative total shareholder return on the common stock of the Company (“C&B”) since March 1, 2003 to the cumulative total stockholder return of (i) the S&P 500 Index and (ii) the S&P Apparel Retail Index.  The Comparisons assume $100 was invested on March 1, 2003 in the Company’s common stock, the S&P 500 Index and the S&P Apparel Retail Index and also assumes that any dividends are reinvested.

ITEM 6.

SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited Consolidated Financial Statements of the Company and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes appearing in Item 8 of this Form 10-K.

	Fiscal Year Ended
	(In thousands, except per share amounts and selected operating data)
	Mar. 1,	Mar. 3,	Feb. 25,	Feb. 26,	Feb. 28,
	2008	2007(1)	2006	2005	2004
Income Statement Data:
Net sales	$575,781	$547,317	$490,508	$438,862	$390,723
Merchandise, buying and occupancy costs, exclusive of depreciation and amortization	354,468	330,473	292,072	270,937	225,490
Selling, general and administrative expenses	166,362	145,229	131,717	108,856	89,316
Depreciation and amortization	22,603	20,606	18,847	16,157	13,633
Impairment of store assets	6,925	1,081	238	—	—
Impairment of goodwill	3,587	—	—	—	—

Operating income	21,836	49,928	47,634	42,912	62,284

Interest income, net	4,662	5,115	2,092	1,039	873

Income before income taxes	26,498	55,043	49,726	43,951	63,157

Income tax provision	9,480	21,357	19,313	16,935	24,354

Net income	$17,018	$33,686	$30,413	$27,016	$38,803

Basic earnings per common share:
Net income	$0.48	$0.90	$0.85	$0.74	$1.03

Basic shares outstanding	35,772	37,307	35,907	36,322	37,549

Diluted earnings per common share:
Net income	$0.47	$0.89	$0.84	$0.73	$1.01

Diluted shares outstanding	35,852	37,761	36,220	36,825	38,403

Dividends per share	$0.24	$0.20	$0.16	$0.16	$0.08

(1)          The year ended March 3, 2007 consisted of 53 weeks.  All other years presented consisted of 52 weeks.

	Mar. 1,	Mar. 3,	Feb. 25,	Feb. 26,	Feb. 28,
	2008	2007(1)	2006	2005	2004

Balance Sheet Data (at end of each period in thousands):
Cash, cash equivalents and short-term investments	$78,492	$102,266	$92,385	$60,812	$88,799
Merchandise inventory	43,840	52,355	37,871	40,525	31,300
Long-term investments	23,350	—	—	—	—
Total assets	311,792	307,323	263,463	229,204	223,376
Long-term debt	—	—	—	—	—
Stockholders’ equity	218,827	225,765	192,793	163,209	175,666
Working capital	95,968	128,854	104,856	81,558	106,040

Selected Operating Data:
Same-store sales increase (decrease) (2)	1%	1%	1%	(2)%	(2)%
Stores at end of period	837	778	705	642	534
Net sales per gross square foot (3)	$215	$219	$216	$220	$238

(1)	The year ended March 3, 2007 contained 53 weeks. All other years presented contained 52 weeks.

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

Executive Overview

                Christopher & Banks Corporation, a Delaware Corporation, is a Minneapolis-based retailer of women’s apparel, which operates retail stores through its wholly owned subsidiaries.  The Company was incorporated in 1986 to acquire Braun’s Fashions, Inc., which had operated as a family-owned business since 1956.  In July 2000, the Company’s stockholders approved a change in the Company’s name from Braun’s Fashions Corporation to Christopher & Banks Corporation.

The Company’s fiscal year ends on the Saturday nearest February 28.  The fiscal years ended March 1, 2008 and February 25, 2006 consisted of 52 weeks.  The fiscal year ended March 3, 2007 consisted of 53 weeks.

As of May 3, 2008, the Company operated 848 stores in 46 states, including 550 Christopher & Banks stores, 262 C.J. Banks stores and 36 Acorn stores.  The Company’s Christopher & Banks stores offer distinctive fashions featuring exclusively designed, coordinated assortments of women’s apparel in sizes four to 16. The Company’s C.J. Banks stores offer similar assortments of women’s apparel in sizes 14W to 24W.  Acorn stores offer upscale women’s fashions along with accessories including jewelry, hand bags and other gift items under private and branded labels.

Fiscal 2008 Summary/Fiscal 2009 Outlook

In fiscal 2008, the Company’s results were impacted in part by the challenging retail selling environment which persisted throughout the year.  Results during the first half of the year were also impacted by increased promotional activity as compared to the prior year period in order to clear excess inventory.

The fourth quarter was particularly difficult as the macro-economic environment was extremely challenging and the Company reported a 3.5% decline in same-store sales with a net loss of $8.3 million, or $0.23 per diluted share.  During the fourth quarter, the Company recorded non-cash, pre-tax, long-lived asset impairment charges of approximately $6.0 million and a goodwill impairment charge of approximately $3.6 million.  The fourth quarter impact of $9.6 million of impairment charges, which primarily related to its Acorn division, was $0.16 per diluted share assuming a normalized federal and state income tax rate of 39.5%.  The Company is in the process of reviewing the entire operation of its Acorn division and is evaluating various alternatives to reposition Acorn.  The Company is currently focusing on transitioning Acorn from primarily offering private-label merchandise to featuring recognized apparel brands and increasing the penetration of its accessory offering.

For fiscal 2008, after taking into account long-lived asset and goodwill impairment charges, net income was $17.0 million, or $0.47 per diluted share, compared to $33.7 million, or $0.89 per diluted share, in fiscal 2007.

In light of the challenging economic environment in the U.S., management is planning more conservative store expansion in fiscal 2009.  During fiscal 2008, the Company opened 26 new Christopher & Banks stores, 39 new C.J. Banks stores and four new Acorn stores.  The Company closed ten stores during fiscal 2008, including seven Christopher & Banks stores and three Acorn stores.  In fiscal 2009, the Company is planning to open approximately 30 new stores.  The Company expects that approximately half of the new stores will be under the Christopher & Banks name and the remainder will be under the C.J. Banks name.  No new Acorn stores are planned to open in fiscal 2009.  The Company also plans to close approximately 10 stores in fiscal 2009.

Management plans to continue its focus on managing inventory conservatively in fiscal 2009.  Efforts to reduce inventory receipt levels began in the second half of fiscal 2008 and continued through the balance of the year with inventory levels finishing fiscal 2008 at 22% less per average store than at the end of fiscal 2007.

In fiscal 2009, the Company plans to continue its progress on several business initiatives which began in fiscal 2008.

From a merchandise perspective the Company plans to embrace its roots as a casual lifestyle brand retailer.  Management plans to update product offerings with new silhouettes, colors, prints, patterns and textures, along with increasing its emphasis on novelty styles and expanding the Company’s offerings of fashion basics.

Management plans to continue to make upgrades to certain of its information systems.  In fiscal 2008, the Company completed the installation of several modules of its new merchandise planning and allocation system.  The Company plans to complete this installation in fiscal 2009.  Management expects to see benefits from this system beginning in late fiscal 2009.   In addition, the Company plans to complete the installation of new POS register hardware in approximately 550 of its stores in the first and second quarters of fiscal 2009.  The Company also plans to complete the implementation of a new suite of Oracle financial software in the second quarter of fiscal 2009.

In fiscal 2008 and 2007, the Company purchased approximately 47% of its merchandise through one buying agent.  Through the use of several additional key suppliers, the Company has begun to reduce its significant reliance on this buying agent as this buying agent intends to cease serving as an agent of the Company by the end of December 2008.  While management believes the actions it is taking to mitigate the risk of reliance on this buying agent will be successful, any significant disruption in supply from vendors through this agent could have a material adverse impact on the Company’s financial position and results of operations.

In order to increase awareness of its brands, the Company plans to expand its marketing efforts in fiscal 2009.  The Company plans to spend slightly more than 1.5% of its net sales on marketing-related expenditures in fiscal 2009, compared to approximately 1.0% of sales in fiscal 2008.  In fiscal 2009, the Company plans to continue its efforts to expand its customer relationship management database and make other marketing expenditures in an effort to drive more customer traffic to its stores.

In February 2008, the Company launched two e-commerce websites.  These websites give customers the ability to view and purchase the Company’s merchandise online at www.christopherandbanks.com and www.cjbanks.com.  The Company currently sells essentially the same selection of merchandise on its websites that it features in its Christopher & Banks and C.J. Banks stores.  In the future, the Company is planning to offer a greater size selection through its e-commerce websites. Management believes that its websites provide it an opportunity to generate incremental sales and offer convenience and product research capabilities to its customers.

The Company does not have an e-commerce enabled website for its Acorn brand and does not currently plan to launch an e-commerce website for Acorn.

While the Company believes the retail environment will remain challenging, management believes that it is taking actions to position the Company for stronger operating performance when economic conditions become more favorable.

Other Developments

On August 30, 2007, the Company announced that its Board of Directors had elected Lorna Nagler as President and Chief Executive Officer, effective August 31, 2007.  Ms. Nagler was also elected as a member of the Company’s Board of Directors as of August 31, 2007.  Ms. Nagler previously served as President of Lane Bryant and has 29 years of experience in the women’s apparel retail industry.

Matthew P. Dillon resigned as President and Chief Executive Officer, and as a member of the Company’s Board of Directors, effective August 30, 2007.  In the second quarter of fiscal 2008, the Company incurred a pre-tax charge of approximately $2.1 million, or $0.04 per diluted share, related to the transition of the CEO position from Mr. Dillon to Ms. Nagler.

In May 2007, the Company’s Board of Directors authorized a one-year stock repurchase program enabling the Company to purchase up to $20 million of its common stock, subject to market conditions.  As of March 1, 2008, the Company had repurchased 948,800 shares of its common stock under this program for a total cost, including commissions, of approximately $12.1 million.

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

Management considers same-store sales to be an important indicator of the Company’s performance.  Same-store sales results are important in achieving leveraging of costs, including store payroll, store occupancy, depreciation and other general and administrative expenses.  Year-over-year increases in same-store sales contribute to greater leveraging of costs, while declining same-store sales contribute to deleveraging of costs.  Same-store sales results also have a direct impact on the Company’s total net sales, cash and cash equivalents and working capital.

Merchandise, buying and occupancy costs, exclusive of depreciation and amortization

Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, measure whether the Company is appropriately optimizing the price of its merchandise.  Merchandise, buying and occupancy costs include the cost of merchandise, markdowns, shrink, freight into and out from the Company’s distribution center, buyer and distribution center salaries, buyer travel, rent and other occupancy-related costs, various merchandise design and development costs, miscellaneous merchandise expenses and other costs related to the Company’s distribution network.

Operating income

The Company’s management views operating income as a key indicator of the Company’s success.  The key drivers of operating income are same-store sales, merchandise, buying and occupancy costs and the Company’s ability to control its other operating costs.

Store productivity

Store productivity measures, including sales per square foot, average unit retail selling price, number of transactions per store, number of units per transaction, average retail dollars per transaction, customer traffic and conversion rates (the percentage of customers who enter the Company’s stores and make a purchase) are evaluated by management in assessing the operational performance of individual stores and of the Company.

Inventory turnover

The Company’s management evaluates inventory turnover as a measure of how productively inventory is bought and sold.  Inventory turnover is important as it can signal slow moving inventory, which can be critical in determining the need to take markdowns on merchandise.

Cash flow and liquidity

Management evaluates cash flow from operations, investing activities and financing activities in determining the sufficiency of the Company’s cash position.  Cash flow from operations has historically been sufficient to cover the Company’s uses of cash.  The Company expects its cash and cash equivalents, combined with cash flows from operations, to be sufficient to fund anticipated capital expenditures, working capital and other requirements for liquidity during fiscal 2009.

Results of Operations

The following table sets forth consolidated income statement data expressed as a percentage of net sales for the last three fiscal years and should be read in conjunction with “Selected Financial Data.”

	Fiscal Year Ended
	March 1,	March 3,	February 25,
	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Merchandise, buying and occupancy costs, exclusive of depreciation and amortization	61.6	60.4	59.5
Selling, general and administrative expenses	28.9	26.5	26.9
Depreciation and amortization	3.9	3.8	3.8
Impairment of store assets	1.2	0.2	0.1
Impairment of goodwill	0.6	0.0	0.0
Operating income	3.8	9.1	9.7
Interest income, net	0.8	1.0	0.4
Income before income taxes	4.6	10.1	10.1
Income tax provision	1.6	3.9	3.9
Net income	3.0%	6.2%	6.2%

Fiscal 2008 Compared to Fiscal 2007

Net Sales.  Net sales for the 52 week period ended March 1, 2008 were $575.8 million, an increase of $28.5 million or 5.2%, from net sales of $547.3 million for the 53 week period ended March 3, 2007.  The increase in net sales was attributable to an increase in the number of stores operated by the Company during the year, combined with a 1% increase in same-store sales, partially offset by one less week of sales in fiscal 2008 compared to fiscal 2007.  The Company operated 837 stores at March 1, 2008, compared to 778 stores at March 3, 2007.

In the first quarter of fiscal 2008, same-store sales declined 4%.  Management believes that the sales were negatively impacted by adverse weather conditions in a significant portion of the Company’s comparative-store base in the month of April 2007.  In the second quarter of fiscal 2008, the Company’s same-store sales increase of 3% was driven in part by increased promotional activity in June and July to clear excess inventory.  In the third quarter of fiscal 2008, same-store sales were positively impacted by the Company’s first-ever, two-day “Friends and Family” event, resulting in a 9% increase in same-store sales for the quarter.  The Company’s same-store sales declined 3.5% in the fourth quarter of fiscal 2008 due to a decline of approximately 14% in the number of transactions per average store, which was partially offset by an increase of approximately 10% in the average transaction value.  Management believes the decline in the number of transactions per average store in the fourth quarter resulted from a general decline in mall traffic due to the challenging retail and economic environment.

Merchandise, Buying and Occupancy Costs, exclusive of depreciation and amortization.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $354.5 million, or 61.6% of net sales, during the fiscal year ended March 1, 2008, compared to $330.5 million, or 60.4% of net sales, during the fiscal year ended March 3, 2007, resulting in approximately 120 basis points of negative leverage.  For the year, merchandise margins had approximately 40 basis points of negative leverage.  Merchandise margins declined in the first and second quarters of fiscal 2008 from previous year levels as higher markdowns were taken to clear excess inventory.  This decline was substantially offset by increases in merchandise margins in the third and fourth quarters of fiscal 2008 as inventories were managed conservatively.  Occupancy expense had approximately 55 basis points of negative leverage and the remaining 25 basis points of negative leverage related to other buying and distribution costs which could not be leveraged with only a 1% increase in same-store sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $166.4 million, or 28.9% of net sales, in fiscal 2008, compared to $145.2 million, or 26.5% of net sales, in fiscal 2007, resulting in approximately 240 basis points of negative leverage.  Major components of the negative leverage included approximately $2.1 million of CEO transition expenses in the second fiscal quarter and a combination of increased store-related salaries, corporate salaries and benefits, marketing-related costs and information technology, consulting and other professional fees. This was partially offset by positive leverage gained from decreased stock-based compensation expense.

Stock-Based Compensation Expense.  Total pre-tax compensation expense related to stock-based awards for fiscal 2008 and 2007 was approximately $2.5 million and $4.1 million, respectively.  The decrease in stock-based compensation expense in fiscal 2008 was primarily the result of a decline in the weighted average fair value of the Company’s stock-based awards in fiscal 2008 due to a decline in the Company’s stock price in fiscal 2008 compared to 2007.  Stock-based compensation expense was included in merchandise, buying and occupancy expenses for the Company’s buying and distribution employees and in selling, general and administrative expenses for all other employees.

Depreciation and Amortization.  Depreciation and amortization was $22.6 million, or 3.9% of net sales, in fiscal 2008, compared to $20.6 million, or 3.8% of net sales, in fiscal 2007.  The increase in depreciation and amortization expense was primarily the result of capital expenditures made during the year as the Company opened 69 new stores and remodeled nine existing stores during fiscal 2008.

Impairment of Store Assets.  As a result of the annual impairment analysis performed in fiscal 2008, the Company recorded long-lived store-level asset impairment charges of $6.9 million.  Of this amount, $6.5 million related to the Company’s Acorn division.

Impairment of Goodwill.  In connection with its purchase of the Company’s Acorn division in November 2004, the Company assigned $3.6 million of its $7.4 million purchase price to goodwill. In the fourth quarter of fiscal 2008, the Company determined that all of the goodwill associated with the acquisition of its Acorn brand in fiscal 2005 was impaired and accordingly recorded a pre-tax goodwill impairment charge of $3.6 million.

The goodwill impairment charge was recorded as there was a significant downturn in Acorn’s business in the fourth quarter of fiscal 2008, consistent with generally weak fourth quarter results for many retailers.  In addition, a significant decrease in Acorn same-store sales in the fourth quarter of fiscal 2008 contributed to a considerably higher loss at the store level than in previous quarters.  Also, due to the current economic environment, there has been  a general decline in the overall economic outlook for apparel retailers.

Operating Income.  As a result of the foregoing factors, operating income for the year ended March 1, 2008 was $21.8 million, or 3.8% of net sales, compared to operating income of $49.9 million, or 9.1% of net sales, for the year ended March 3, 2007.

Interest Income, net.  For the year ended March 1, 2008, net interest income decreased to $4.7 million from $5.1 million for the year ended March 3, 2007.  The decrease resulted from lower interest rates in fiscal 2008 compared to fiscal 2007.

Income Taxes.  Income tax expense was $9.5 million, with an effective tax rate of approximately 35.8%, in fiscal 2008, compared to $21.4 million, with an effective tax rate of approximately 38.8%, in fiscal 2007.  The decrease in effective tax rate was primarily due to higher tax-exempt interest income in fiscal 2008 compared to fiscal 2007.  The decreased effective tax rate also resulted from an adjustment to the Company’s liability for unrecognized tax benefits as the statute of limitations with respect to the Company’s tax returns expired in a number of states and other tax jurisdictions in which the Company operates.

Net Income.  As a result of the foregoing factors, net income for the year ended March 1, 2008 was $17.0 million, or 3.0% of net sales and $0.47 per diluted share, compared to net income of $33.7 million, or 6.2% of net sales and $0.89 per diluted share for the year ended March 3, 2007.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $145.2 million, or 26.5% of net sales, in fiscal 2007, compared to $131.7 million, or 26.9% of net sales, in fiscal 2006, resulting in approximately 40 basis points of positive leverage.  The Company gained positive leverage in fiscal 2007 by managing store level payroll costs below the prior year level and from a lower level of self-insured medical and workers compensation claims.      In addition, last year’s fourth quarter contained a $1.2 million charge related to contractual payments due to William J. Prange, the Company’s former Chief Executive Officer.  These favorable items were partially offset by stock-based compensation expense which accounted for approximately 60 more basis points of selling, general and administrative expenses in fiscal 2007 than in fiscal 2006.

Depreciation and Amortization.  Depreciation and amortization was $20.6 million, or 3.8% of net sales, in fiscal 2007, compared to $18.8 million, or 3.8% of net sales, in fiscal 2006.  The increase in depreciation and amortization expense was primarily the result of capital expenditures made during the year as the Company opened 78 new stores and remodeled ten existing stores during fiscal 2007.

Impairment of Store Assets.  The Company recorded long-lived store-level asset impairment charges of $1.1 million in fiscal 2007 related to eight underperforming stores.

Operating Income.  As a result of the foregoing factors, operating income for the year ended March 3, 2007 was $49.9 million, or 9.1% of net sales, compared to operating income of $47.6 million, or 9.7% of net sales, for the year ended February 25, 2006.

Interest Income, net.  For the year ended March 3, 2007, net interest income increased to $5.1 million from $2.1 million for the year ended February 25, 2006.  The increase resulted from higher interest rates on short-term investments combined with a larger average balance of cash equivalents and short-term investments in fiscal 2007 compared to fiscal 2006.

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

Segment Results

In the table below the Company’s “Christopher & Banks/C.J. Banks” reportable segment includes activity generated by the Company’s Christopher & Banks and C.J. Banks operations. The “Acorn” reportable segment includes activity generated from the Company’s Acorn operations.  The “Corporate Administrative” column, which primarily represents operating activity at the Company’s corporate office and distribution center facility, is presented to allow for reconciliation of segment-level net sales and operating income (loss) to the Company’s consolidated net sales and operating income.  Segment operating income (loss) includes only net sales, merchandise margin and direct store-level expenses with no allocation of corporate overhead.  Net sales and operating income (loss) are the two components of segment operations reviewed by the Company’s chief operating decision maker.

	Christopher & Banks/		Corporate/
(in thousands)	C.J. Banks	Acorn	Administrative	Consolidated
Fiscal Year Ended March 1, 2008:
Net sales	$560,913	$14,868	$—	$575,781
Operating income (loss)	$92,473	$(9,092)	$(61,545)	$21,836

Fiscal Year Ended March 3, 2007:
Net sales	$533,157	$14,160	$—	$547,317
Operating income (loss)	$97,043	$(1,754)	$(45,361)	$49,928

Fiscal Year Ended February 25, 2006:
Net sales	$479,067	$11,441	$—	$490,508
Operating income (loss)	$87,421	$(812)	$(38,975)	$47,634

The Company’s Christopher & Banks/C.J. Banks segment contributed more than 97% of the Company’s net sales in fiscal 2008 and fiscal 2007.  For the fiscal year ended March 1, 2008, the Christopher & Banks/C.J. Banks operating income included $411,000 of impairment charges related to store-level assets and the Acorn operating loss included approximately $6.1 million of impairment charges related to store-level assets.  The Corporate/Administrative operating loss for fiscal 2008 included $401,000 of impairment charges related to intangible assets and $3.6 million of charges related to goodwill impairment.

In fiscal 2007, the Christopher & Banks/C.J. Banks operating income and the Acorn operating loss included $330,000 and $751,000 of impairment charges related to store-level assets, respectively.  In fiscal 2006, the Acorn operating loss included approximately $238,000 of impairment charges related to store-level assets.

Liquidity and Capital Resources

The Company’s principal on-going cash requirements are to finance the construction of new stores and the remodeling of certain existing stores, to make technology-related and other capital expenditures, to purchase merchandise inventory and to fund other working capital requirements.  Merchandise purchases vary on a seasonal basis, peaking in the fall.  As a result, the Company’s cash requirements historically reach their peak in October or November, during the Company’s third fiscal quarter.  Conversely, cash balances peak in January after the holiday season is completed.

Net cash provided by operating activities

Net cash provided by operating activities totaled $62.0 million in fiscal 2008, up from $45.2 million in fiscal 2007.  Significant fluctuations in the Company’s working capital accounts included an $8.5 million decrease in merchandise inventory which resulted from a 22% decline in total inventory per store as of March 1, 2008 when compared to total inventory per store as of March 3, 2007.  In addition, other accrued liabilities increased $5.7 primarily related to an increase in un-invoiced merchandise receipts at March 1, 2008 compared to March 3, 2007 and an accrual for payments related to the Company’s CEO transition in August 2007 that have yet to be made.  The remainder of the change in cash provided by operating activities was a result of the decline in net income, after adjusting for non-cash charges, which primarily include depreciation expense, deferred income taxes, stock-based compensation expense, long-lived asset and goodwill impairment charges and various other changes in the Company’s other operating assets and liabilities.

Net cash used in investing activities

The $12.2 million of net cash used in investing activities in fiscal 2008 included $35.9 million of capital expenditures and net sales of investments of approximately $23.7 million.  The capital expenditures related to the Company opening 69 new stores, completing nine store remodels and making other information technology-related investments at its stores and corporate office during the year ended March 1, 2008.

The Company is planning to fund approximately $22 million to $24 million of capital expenditures in fiscal 2009. Of this amount, approximately $14 million will be invested in the construction of new stores, fixture replacements and store remodels.  The majority of the balance will pertain to information technology-related projects, including installation of new point-of-sale register hardware at approximately 550 of the Company’s stores in the first and second quarters of fiscal 2009. In fiscal 2009, the Company is planning to open approximately 30 new stores.  The Company expects that approximately half of the new stores will be Christopher & Banks and the remainder will be C.J. Banks.  The Company expects its cash and cash equivalents, combined with cash flows from operations, to be sufficient to meet its capital expenditure, working capital and other requirements for liquidity in fiscal 2009.

Net cash used in financing activities

Net cash of $25.4 million was used in financing activities in fiscal 2008 as the Company declared and paid four quarterly cash dividends together totaling $8.6 million, repurchased approximately $18.0 million of its common stock, offset by its receipt of approximately $1.2 million in cash as certain of the Company’s officers, directors and key employees exercised stock options in fiscal 2008.

The Company maintains an Amended and Restated Revolving Credit facility with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”) which expires on June 30, 2008.  The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit of up to $50.0 million, subject to a borrowing base formula based on inventory levels.  The Company is currently holding discussions with Wells Fargo regarding amending and extending its existing credit facility.  Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s base rate, 6.00% as of March 1, 2008, plus 0.25%.  Interest is payable monthly in arrears. The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement.  Facility fees totaled $6,559 in fiscal 2008.  The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during fiscal 2008 or fiscal 2007.  Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at March 1, 2008 was $39.3 million.  As of March 1, 2008, the Company had outstanding letters of credit in the amount of $24.2 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $15.1 million at March 1, 2008.

The Wells Fargo Revolver contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial ratios.  As of March 1, 2008, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

Auction Rate Securities

As of March 1, 2008, the Company had approximately $23.4 million of long-term investments which consisted solely of $24.6 million of auction rate securities (“ARS”), less a temporary valuation allowance of approximately $1.2 million to reflect the current lack of liquidity of these investments while taking into account the current credit quality of the underlying securities.  Since this valuation adjustment is deemed to be temporary, it was recorded as other comprehensive income in the equity section of the Company’s consolidated balance sheet, and did not affect the Company’s earnings for fiscal 2008.  The ARS are classified as long-term available-for-sale securities, as the remaining maturity of the underlying securities for the ARS held by the Company ranges from 14 to 32 years and the Dutch auction mechanism which previously provided liquidity for these securities ceased to function beginning in February 2008.

ARS are long-term debt instruments with interest rates that reset through periodic short-term auctions which occur every 7, 28 or 35 days. Holders of ARS can either sell into the auction or bid based on a desired interest rate or hold and accept the reset rate. If there are insufficient buyers, then the auction “fails” and holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument. The result of a failed auction is that the ARS continues to pay interest in accordance with its terms; however, liquidity for holders is limited until there is a successful auction, until such time as another market for ARS develops or the ARS are called by the issuer. Auctions continue to be held as scheduled until the ARS matures or until the issue is called. All of the Company’s ARS are collateralized by student loans and currently have AAA (S&P) or Aaa (Moody’s) credit ratings. The repayment of the student loans for approximately 85% of the ARS, which serve as collateral for the ARS held by the Company, is substantially backed by the United States government. Until February 2008, the ARS market was liquid. However, in February 2008 a substantial number of auctions “failed”, meaning that there was not enough demand to sell the entire issue at auction.

Based on current market conditions, management believes that it is likely that auctions related to its ARS may continue to be unsuccessful at least for the near term. Unsuccessful auctions have limited the Company’s ability to access these funds. Management anticipates the liquidity of the ARS will continue to be restricted until there is a successful auction or until such time as another market for the ARS develops or until the ARS are called by the issuer.

As of March 1, 2008, the Company had $78.5 million of cash and cash equivalents.  Management believes it has sufficient balances of cash and cash equivalents to meet its working capital requirements and liquidity needs in fiscal 2009.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at March 1, 2008:

		Payment due by period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$—	$—	$—	$—	$—

Capital lease obligations	—	—	—	—	—

Operating leases	351,338,656	57,754,308	108,751,732	91,258,663	93,573,953

Purchase obligations	24,203,222	24,203,222	—	—	—

Other liabilities (1)	2,074,106	2,074,106	—	—	—

Total	$377,615,984	$84,031,636	$108,751,732	$91,258,663	$93,573,953

(1)  Represents contractually obligated payments to the Company’s current and former Chief Executive Officers.

The table above does not include possible payments for uncertain tax positions.  The Company’s reserve for uncertain tax positions, including interest and penalties, was approximately $3.7 million at March 1, 2008.  Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, the Company can not make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities.

The Company’s contractual obligations include operating leases for each of its retail store locations and vehicles.  The amount for operating leases reflected in the table above includes future minimum rental commitments only and excludes common area maintenance charges, real estate taxes and other costs associated with operating leases.  These types of costs, which are not fixed and determinable, totaled $33.4 million, $31.0 million and $26.7 million in fiscal 2008, 2007 and 2006, respectively.  The Company’s contractual obligations also include purchase obligations consisting of $24.2 million of open purchase orders for goods currently in production with foreign suppliers.  These open purchase orders are secured by letters of credit for which the Company is contingently liable.

As of March 1, 2008, the Company had no other contractual obligations relating to short or long-term debt, capital leases or non-cancelable purchase obligations.  In addition, the Company had no contractual obligations relating to the other liabilities recorded in the Company’s balance sheet under accounting principles generally accepted in the United States of America.  As of March 1, 2008, the Company’s other liabilities consisted of deferred rent, deferred lease incentives and deferred income taxes.

Off-Balance Sheet Obligations

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

Related Party Transactions

Related party transactions are limited to employment or other agreements with certain of the Company’s current and former officers.

Sourcing

Virtually all of the Company’s merchandise is manufactured overseas, with direct imports, where the Company was the importer of record, accounting for approximately 78% of the Company’s total dollar volume of merchandise purchases in fiscal 2008.  During fiscal 2008, the Company purchased approximately 98% of its merchandise from 150 vendors and the Company’s ten largest vendors provided approximately 50% of the Company’s purchases.  In addition, purchases from the Company’s largest overseas supplier accounted for approximately 18% of total purchases, compared to 17% in fiscal 2007.  The Company does not have long-term purchase commitments or arrangements with any of its suppliers.

Although the Company has an established operating history with its largest vendor, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it will be able to shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on the Company’s financial position and results of operations.

In fiscal 2008 and 2007, the Company purchased approximately 47% of its merchandise through one buying agent.  Through the use of additional primary suppliers, the Company has begun to reduce its significant reliance on this buying agent as this buying agent intends to cease serving as an agent of the Company by the end of December 2008.  While management believes the actions it is taking to mitigate the risk of reliance on this agent will be successful, any significant disruption in supply from vendors through this agent could have a material adverse impact on the Company’s financial position and results of operations.

Substantially all of the Company’s directly imported merchandise is manufactured in Southeast Asia.  The majority of these goods are produced in China, Hong Kong and Singapore.

In the third quarter of fiscal 2008, the Company hired, for the first time, a Vice President of Sourcing and is in the process of building a staff for its sourcing function.  As part of its process to improve sourcing efficiencies, the Company plans to add key suppliers with expertise along merchandise categories and diversify its sourcing geographically among additional countries.

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

Seasonality

The Company’s quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, customer response to the Company’s seasonal merchandise mix, timing of new store openings, adverse weather conditions, shifts in the timing of certain holidays and shifts in the timing of promotional events.  During the past two fiscal years, the Company’s sales and operating income have been the highest in the first and third quarters as customers’ response to its seasonal merchandise offering has been more favorable.  The Company had an operating loss in the fourth quarter of fiscal 2008 as the economic environment was particularly challenging.

Inflation

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during fiscal 2008, 2007 and 2006.  However, there is no assurance that inflation will not materially affect the Company’s results of operation in the future.

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

The Company’s significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.  The Company believes the following accounting policies, which rely upon making certain estimates and assumptions, are most critical to aid in fully understanding and evaluating the Company’s reported financial condition and results of operations.

Inventory valuation

Merchandise inventory is a significant component of the Company’s working capital.  The Company’s merchandise inventories are stated at the lower of average cost or market utilizing the retail method.  At any given time, inventories include items that have been marked down to management’s estimate of their fair market value.  The Company bases the decision to mark down merchandise primarily upon its current rate of sale, quantity on hand and the age of the item.  To the extent that estimates of fair market value differ from actual results, additional markdowns may have to be recorded, which could reduce merchandise margins and operating results.

Long-lived assets

                The Company reviews long-lived assets with definite lives at least annually or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  This review includes the evaluation of individual under-performing stores and assessing the recoverability of the carrying value of the assets related to the store.  Future cash flows are projected for the remaining lease life considering such factors as future sales levels, operating income, changes in occupancy charges other than base rent and other expenses, as well as the overall operating environment specific to that store.

                If the estimated undiscounted future cash flows are less than the carrying value of the assets, the Company records an impairment charge equal to the difference between the assets’ fair value and carrying value.  Fair value is determined by a discounted cash flow analysis.  As the projection of future cash flows involves judgment and estimates, differences in circumstances or estimates could produce different results.  The Company recorded long-lived store-level asset impairment charges of $6.9 million in fiscal 2008.  Of this amount, $6.5 million related to the Company’s Acorn division.  The Company recorded long-lived store-level asset impairment charges of $1.1 million and $0.2 million in fiscal 2007 and 2006, respectively.

Goodwill

                The Company recognizes goodwill as the excess cost of an acquired entity over the net amount assigned to assets acquired, including intangible assets and, liabilities assumed.  In accordance with SFAS No. 142, “Goodwill and Intangible Assets,” the Company evaluates the recoverability of goodwill at least annually promptly following the conclusion of the fourth quarter and between annual evaluations if events occur or circumstances change that would indicate an impairment.  Goodwill is evaluated based on a two step test.  The first step compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount exceeds fair value, the second step of the impairment test is performed to measure the amount of any impairment loss.  In calculating the implied value of goodwill, the fair value of the reporting unit is allocated to all assets and liabilities of the reporting unit based on fair value.  The excess of the fair value of the reporting unit over amounts assigned to other assets and liabilities is the implied fair value of goodwill.  An impairment loss is measured as the excess of the carrying value of goodwill over its implied value.

                In the fourth quarter of fiscal 2008, the Company determined that all of the goodwill associated with the acquisition of its Acorn brand in fiscal 2005 was impaired and accordingly recorded a pre-tax goodwill impairment charge of $3.6 million  The goodwill impairment charge was recorded as a result of a significant downturn in Acorn’s business in the fourth quarter of fiscal 2008, consistent with generally weak fourth quarter results for many retailers.  In addition, a significant decrease in Acorn same-store sales in the fourth quarter of fiscal 2008 contributed to a considerably higher loss at the store level than in previous quarters.  Also, due to the current economic environment, there has been  a general decline in the overall economic outlook for apparel retailers.

                The determination of the fair value of a reporting unit includes significant management judgment.  In determining the fair value of a reporting unit, the Company uses a discounted cash flow model incorporating assumptions about future operating performance.  These assumptions included same-store sales growth and new store openings, as well as costs and expenses consistent with the Company’s internal operating projections.  A discount rate of 15% was applied to the cash flow projections based on a market participant rate of return reflecting the relative risks associated with generating the future operating results.

Investments

                The Company accounts for its investments in accordance with Statement of Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).  At March 1, 2008, the Company’s long-term investments consisted solely of auction rate securities (“ARS”).  Under SFAS No. 115, the Company’s ARS are classified as long-term available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.  The Company’s determination of fair value of its ARS included an evaluation of the likelihood of whether the Company will receive all of the cash flows contractually stipulated for each investment, the credit quality of the underlying collateral, the U.S. government guarantee of repayment of the student loans which serve as collateral for approximately 85% of the Company’s ARS that substantially limits risk of default and the continued payment of interest at or above market rates.

The determination of fair value is subject to change based on developments regarding the liquidity of ARS and an evaluation of the credit markets in general.  As such, the Company will continue to monitor market conditions and evaluate whether its investments are appropriately valued.  Please see further discussion regarding the Company’s long-term investments and ARS in Note 3 to the consolidated financial statements.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands fair value measurement disclosures. The adoption of SFAS No. 157 on March 2, 2008 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of adopting SFAS No. 159.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree.  This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008.  The impact of adopting SFAS No. 141R will be dependent on any future business combinations that the Company may pursue after its effective date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  This statement establishes accounting and reporting standards for noncontrolling interests in consolidated financial statements.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  Based on the Company’s current operations, it does not expect that the adoption of SFAS No. 160 will have a material effect on its financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of Statement of Financial Accounting Standards No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effect on an entity’s financial position, results of operations and cash flows.  Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and regulated hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Based on the Company’s current operations, it does not expect that the adoption of SFAS No. 161 will have a material effect on its financial position, results of operations or cash flows.

Forward-Looking Statements

The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance.  These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of this Form 10-K, which could cause actual results to differ materially from historical results or those anticipated.

The words or phrases “will likely result,” “are expected to,” “will continue,” “estimate,” “project,” “believe,” “expect, “ “anticipate,” “forecast” and similar expressions are intended to identify forward-looking statement within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  In particular the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this annual report on Form 10-K.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made.  In addition, the Company wishes to advise readers that the factors listed in Item 1A of this Form 10-K, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE

DISCLOSURE ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates.  The Company’s results of operations could be negatively impacted by decreases in interest rates on its investments, including its investments in Auction Rate Securities.  Please see Note 3 to the Consolidated Financial Statements for further information regarding the Company’s investments in Auction Rate Securities.

The Company is potentially exposed to market risk from changes in interest rates relating to its Revolving Credit and Security Agreement with Wells Fargo Bank.  Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s fluctuating base rate, 6.00% as of March 1, 2008, plus 0.25%.  However, the Company had no revolving credit loan borrowings under the Wells Fargo Revolver during fiscal 2008 or fiscal 2007 and, given its existing liquidity position, does not expect to utilize the Wells Fargo Revolver in the reasonably foreseeable future except for its continuing use of the import letter of credit facility.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Christopher & Banks Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Christopher & Banks Corporation and its subsidiaries at March 1, 2008 and March 3, 2007, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 1, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 1, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 12 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) as of March 4, 2007.  As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment, as of February 26, 2006.

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

Minneapolis, Minnesota

May 15, 2008

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED BALANCE SHEET

	March 1,	March 3,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$78,492,297	$53,991,398
Short-term investments	—	48,275,000
Accounts receivable	5,222,976	4,481,624
Merchandise inventories	43,840,338	52,354,944
Prepaid expenses	11,597,280	10,666,421
Income taxes receivable	5,031,494	2,076,717
Current deferred tax asset	4,450,899	3,257,919
Total current assets	148,635,284	175,104,023

Property, equipment and improvements, net	133,598,580	127,776,442
Long-term investments	23,350,000	—
Deferred tax asset	5,784,895	—
Goodwill	—	3,587,052
Intangible assets	74,135	575,281
Other assets	348,828	280,299

Total assets	$311,791,722	$307,323,097

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,380,692	$16,287,931
Accrued salaries, wages and related expenses	9,246,050	7,574,930
Other accrued liabilities	28,040,623	22,387,281
Total current liabilities	52,667,365	46,250,142

Non-current liabilities:
Deferred lease incentives	24,854,278	23,646,261
Deferred rent obligations	11,720,689	10,678,341
Deferred tax liability	—	983,137
Other liabilities	3,722,195	—
Total non-current liabilities	40,297,162	35,307,739

Commitments	—	—

Stockholders’ equity:
Preferred stock – $0.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock – $0.01 par value, 74,000,000 shares authorized, 45,050,290 and 45,038,310 shares issued, and 35,259,572 and 36,521,451 shares outstanding, in fiscal 2008 and fiscal 2007, respectively	450,503	450,383
Additional paid-in capital	110,359,847	106,806,885
Retained earnings	221,928,654	213,264,385
Common stock held in treasury, 9,790,718 and 8,516,859 shares at cost in fiscal 2008 and fiscal 2007, respectively	(112,711,809)	(94,756,437)
Accumulated other comprehensive income (loss)	(1,200,000)	—
Total stockholders’ equity	218,827,195	225,765,216

Total liabilities and stockholders’ equity	$311,791,722	$307,323,097

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED STATEMENT OF INCOME

	Fiscal Year Ended
	March 1,	March 3,	February 25,
	2008	2007	2006

Net sales	$575,780,825	$547,316,832	$490,508,054
Costs and expenses:
Merchandise, buying and occupancy, exclusive of depreciation and amortization	354,468,184	330,473,262	292,071,779
Selling, general and administrative	166,361,699	145,228,828	131,717,125
Depreciation and amortization	22,603,342	20,606,249	18,847,615
Impairment of store assets	6,924,694	1,080,743	237,764
Impairment of goodwill	3,587,052	—	—

Total costs and expenses	553,944,971	497,389,082	442,874,283

Operating income	21,835,854	49,927,750	47,633,771

Interest income, net	4,661,683	5,115,525	2,092,411

Income before income taxes	26,497,537	55,043,275	49,726,182

Income tax provision	9,479,383	21,356,791	19,313,648

Net income	$17,018,154	$33,686,484	$30,412,534

Basic earnings per common share:

Net income	$0.48	$0.90	$0.85

Basic shares outstanding	35,771,851	37,306,742	35,907,028

Diluted earnings per common share:

Net income	$0.47	$0.89	$0.84

Diluted shares outstanding	35,851,507	37,761,001	36,220,153

Dividends per share	$0.24	$0.20	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

								Accumulated
	Common Stock					Additional		Other
	Shares	Shares Held	Shares	Amount	Amount Held	Paid-in	Retained	Comprehensive
	Issued	in Treasury	Outstanding	Outstanding	in Treasury	Capital	Earnings	Income (Loss)	Total

February 26, 2005	42,503,590	6,784,736	35,718,854	$425,047	$(60,576,094)	$61,035,745	$162,324,168	$—	$163,208,866

Net income	—	—	—	—	—	—	30,412,534	—	30,412,534
Stock issued on exercise of options	502,561	—	502,561	5,015	—	3,003,396	—	—	3,008,411
Tax benefit on exercise of stock options	—	—	—	—	—	1,641,463	—	—	1,641,463
Stock-based compensation expense	—	—	—	—	—	260,352	—	—	260,352
Dividends paid ($0.16 per share)	—	—	—	—	—	—	(5,738,727)	—	(5,738,727)

February 25, 2006	43,006,151	6,784,736	36,221,415	$430,062	$(60,576,094)	$65,940,956	$186,997,975	$—	$192,792,899

Net income	—	—	—	—	—	—	33,686,484	—	33,686,484
Stock issued on exercise of options	1,740,076	—	1,740,076	17,400	—	30,992,575	—	—	31,009,975
Issuance of restricted shares, net of forfeitures	292,083	—	292,083	2,921	—	—	—	—	2,921
Tax benefit on exercise of stock options	—	—	—	—	—	5,785,587	—	—	5,785,587
Stock-based compensation expense	—	—	—	—	—	4,087,767	—	—	4,087,767
Acquisition of common stock held in treasury, at cost	—	1,732,123	(1,732,123)	—	(34,180,343)	—	—	—	(34,180,343)
Dividends paid ($0.20 per share)	—	—	—	—	—	—	(7,420,074)	—	(7,420,074)

March 3, 2007	45,038,310	8,516,859	36,521,451	$450,383	$(94,756,437)	$106,806,885	$213,264,385	$—	$225,765,216

Comprehensive income:
Net income	—	—	—	—	—	—	17,018,154	—	17,018,154
Temporary impairment of long-term investments	—	—	—	—	—	—	—	(1,200,000)	(1,200,000)
Total comprehensive income									15,818,154

Adoption of FIN 48	—	—	—	—	—	—	219,654	—	219,654
Stock issued on exercise of options	112,530	—	112,530	1,125	—	1,155,868	—	—	1,156,993
Issuance of restricted shares, net of forfeitures	(100,550)	—	(100,550)	(1,005)	—	1,005	—	—	—
Tax benefit on exercise of stock options	—	—	—	—	—	(122,279)	—	—	(122,279)
Stock-based compensation expense	—	—	—	—	—	2,518,368	—	—	2,518,368
Acquisition of common stock held in treasury, at cost	—	1,273,859	(1,273,859)	—	(17,955,372)	—	—	—	(17,955,372)
Dividends paid ($0.24 per share)	—	—	—	—	—	—	(8,573,539)	—	(8,573,539)

March 1, 2008	45,050,290	9,790,718	35,259,572	$450,503	$(112,711,809)	$110,359,847	$221,928,654	$(1,200,000)	$218,827,195

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
	March 1,	March 3,	February 25,
	2008	2007	2006
Cash flows from operating activities:
Net income	$17,018,154	$33,686,484	$30,412,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,603,342	20,546,233	18,847,615
Excess income tax benefit on exercise of stock options	(19,785)	(5,785,587)	1,641,463
Stock-based compensation expense	2,518,368	4,087,767	260,352
Deferred income taxes	(6,814,957)	(3,180,752)	(2,954,487)
Loss on disposal of furniture, fixtures and equipment	392,398	153,882	647,022
Impairment of store assets	6,924,694	1,080,743	237,764
Impairment of goodwill	3,587,052	—	—
Amortization of deferred revenue from lease termination	—	—	(106,250)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(741,352)	271,679	(1,008,815)
(Increase) decrease in merchandise inventories	8,514,606	(14,483,569)	2,653,633
(Increase) decrease in prepaid expenses	(930,859)	(7,603,600)	789,386
(Increase) decrease in income taxes receivable	(3,077,056)	2,731,358	1,527,451
Increase in other assets	(68,529)	(70,430)	(59,026)
Increase (decrease) in accounts payable	(1,057,133)	5,857,927	(1,757,817)
Increase in accrued salaries, wages and related expenses	1,671,120	2,125,422	842,912
Increase in other accrued liabilities	5,653,342	2,904,298	6,354,874
Increase in deferred rent obligations	1,042,348	1,068,342	1,438,325
Increase in deferred lease incentives	2,017,484	1,843,392	1,154,827
Increase in other liabilities	2,795,794	—	—
Net cash provided by operating activities	62,029,031	45,233,589	60,921,763

Cash flows from investing activities:
Purchase of property, equipment and improvements	(35,900,999)	(30,529,935)	(26,624,307)
Proceeds from sale of furniture, fixtures and equipment	—	—	6,152
Purchases of investments	(115,050,000)	(123,627,900)	(44,842,729)
Sales of investments	138,775,000	105,352,900	61,591,058
Net cash used in investing activities	(12,175,999)	(48,804,935)	(9,869,826)

Cash flows from financing activities:
Exercise of stock options and issuance of restricted stock	1,156,993	30,992,575	3,008,411
Dividends paid	(8,573,539)	(7,420,074)	(5,738,727)
Excess income tax benefit on exercise of stock options	19,785	5,785,587	—
Acquisition of common stock held in treasury	(17,955,372)	(34,180,343)	—
Net cash used in financing activities	(25,352,133)	(4,822,255)	(2,730,316)

Net increase (decrease) in cash and cash equivalents	24,500,899	(8,393,601)	48,321,621
Cash and cash equivalents at beginning of year	53,991,398	62,384,999	14,063,378

Cash and cash equivalents at end of year	$78,492,297	$53,991,398	$62,384,999

Supplemental cash flow information:
Interest paid	$3,409	$8,353	$1,458
Income taxes paid	$16,388,824	$21,862,381	$18,101,388
Purchases of equipment and improvements, accrued not paid	$149,894	$576,659	$712,136

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Christopher & Banks Corporation, through its wholly-owned subsidiaries (collectively referred to as “Christopher & Banks” or the “Company”) operates retail stores selling women’s apparel in the United States.  The Company operated 837, 778 and 705 stores at the end of fiscal 2008, 2007 and 2006, respectively.

Fiscal year and basis of presentation

The Company’s fiscal year ends on the Saturday nearest February 28.  The fiscal years ended March 1, 2008 and February 25, 2006 each consisted of 52 weeks.  The fiscal year ended March 3, 2007 consisted of 53 weeks.  The Consolidated Financial Statements include the accounts of Christopher & Banks Corporation and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

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

Investments

The Company accounts for its investments in accordance with Statement of Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).  At March 1, 2008, the Company’s long-term investments consisted solely of auction rate securities (“ARS”).  Under SFAS No. 115, the Company’s ARS are classified as long-term available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.  The Company reviews impairments of its investments in accordance with Emerging Issues Task Force 03-1 and Financial Accounting Standards Board Staff Position SFAS Nos. 115-1 and 124-1, “The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as “temporary” or “other-than-temporary.”  The Company’s determination of fair value of its ARS, and whether any unrealized gains or losses associated with its ARS are deemed temporary or other-than-temporary, included an evaluation of the likelihood of whether the Company will receive all of the cash flows contractually stipulated for each investment, the credit quality of the underlying collateral, the U.S. government guarantee of repayment of the student loans which serve as collateral for approximately 85% of the Company’s ARS that substantially limits risk of default and the continued payment of interest at or above market rates.  The determination of fair value is subject to change based on developments regarding the liquidity of ARS and an evaluation of the credit markets in general.  As such, the Company will continue to monitor market conditions and evaluate whether its investments are appropriately valued.  Please see further discussion regarding the Company’s long-term investments and ARS in Note 3 to the consolidated financial statements.

Inventory valuation

The Company’s merchandise inventories are stated at the lower of average cost or market utilizing the retail method.  At any given time, inventories include items that have been marked down to management’s estimate of their fair market value.  The Company bases the decision to mark down merchandise primarily upon the current rate of sale, quantity on hand and the age of the item.  To the extent that estimates of fair market value differ from actual results, additional markdowns may have to be recorded, which could reduce merchandise margins and operating results.

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

Long-Lived Assets

The Company reviews long-lived assets with definite lives at least annually or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  This review includes the evaluation of individual under-performing stores and assessing the recoverability of the carrying value of the assets related to the store.  Future cash flows are projected for the remaining lease life considering such factors as future sales levels, operating income, changes in occupancy expenses other than base rent and other expenses, as well as the overall operating environment specific to that store.  If the estimated undiscounted future cash flows are less than the carrying value of the assets, the Company records an impairment charge equal to the difference between the assets’ fair value and carrying value.  Fair value is determined by a discounted cash flow analysis.  As the projection of future cash flows involves judgment and estimates, differences in circumstances or estimates could produce different results.  Please see Notes 6 and 7 to the consolidated financial statements for further information regarding the Company’s impairment of long-lived assets.

Goodwill

The Company recognizes goodwill as the excess cost of an acquired entity over the net amount assigned to assets acquired, including intangible assets, and liabilities assumed.  In accordance with SFAS No. 142, “Goodwill and Intangible Assets,” the Company evaluates the recoverability of goodwill at least annually during the fourth quarter and between annual evaluations if events occur or circumstances change that would indicate an impairment.  Goodwill is evaluated based on a two step test.  The first step compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount exceeds fair value, the second step of the impairment test is performed to measure the amount of any impairment loss.  In calculating the implied value of goodwill, the fair value of the reporting unit is allocated to all assets and liabilities of the reporting unit based on relative fair values.  The excess of the fair value of the reporting unit over amounts assigned to the assets and liabilities is the implied fair value of goodwill.  An impairment loss is measured as the excess of the carrying value of goodwill over its implied value. Please see Note 8 to the consolidated financial statements for further information regarding the Company’s impairment of goodwill.

Intangible Assets

Intangible assets comprised of customer lists and customer related information obtained through acquisition are recorded at cost net of accumulated amortization.  Amortization is computed on a straight-line basis which reflects the economic benefits of these assets based on useful lives ranging from three to nine years.

Common stock held in treasury

The Company accounts for its treasury stock under the cost method, whereby stockholders’ equity is reduced for the total cost of the shares repurchased.  The Company engages in treasury stock repurchases as a means to reduce the number of shares of the Company’s common stock outstanding, which in turn increases earnings per share.

Revenue recognition

Sales are recognized by the Company at the point of purchase when the customer takes possession of the merchandise and pays for the purchase, typically with cash or credit card. The Company’s e-commerce operation records revenue upon the estimated customer receipt date of the merchandise.  Shipping and handling revenues are included in net sales.  Sales taxes collected from customers are remitted to the appropriate taxing jurisdictions and are excluded from sales revenue.

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

Vendor allowances

From time to time, the Company receives certain allowances or credits from its vendors primarily related to defective merchandise.  These allowances or credits are reflected as a reduction of merchandise inventory in the period they are received.  The majority of the Company’s merchandise is produced exclusively for the Company.  Accordingly, the Company does not enter into any arrangements with vendors where payments or other consideration might be received in connection with the purchase or promotion of a vendor’s products, buy-down agreements or cooperative advertising programs.

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

Selling, general and administrative expenses

Selling, general and administrative expenses include all salaries with the exception of buyer and distribution center salaries, other employee benefits, advertising and marketing, store supplies, credit card processing fees, information technology related costs, insurance, professional services, non-buyer travel and miscellaneous other selling and administrative related expenses.  Selling, general and administrative expenses exclude all depreciation and amortization expense.

Store pre-opening costs

Non-capital expenditures such as payroll and training costs incurred prior to the opening of a new store are charged to selling, general and administrative expense in the period they are incurred.

Rent expense, deferred rent obligations and deferred lease incentives

The Company leases all of its store locations under operating leases.  Most of these lease agreements contain tenant improvement allowances, funded by landlord incentives or rent holidays, which are recorded as a deferred lease incentive and amortized as a reduction of rent expense over the term of the lease.  Certain of the Company’s lease agreements contain rent escalation clauses which provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy.  Such “stepped” rent expense is recorded in the Consolidated Statement of Income on a straight-line basis over the lease term, not including any renewal option periods, and the difference between the recognized rent expense and amounts payable under the lease are recorded as deferred rent obligations.  In addition, the Company has a limited number of other lease agreements for retail space which include escalation in minimum rent based on increases in the Consumer Price Index, not to exceed 2.0%.  For these leases, the Company utilizes the maximum annual increase of 2.0% for purposes of calculating rent expense and future minimum lease payments.

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

Advertising

The Company expenses advertising costs as incurred.  Advertising costs, including marketing-related expenses, for the fiscal years ended March 1, 2008, March 3, 2007 and February 25, 2006 were $6,355,855, $1,867,419 and $1,640,125, respectively.  The increase in advertising costs in fiscal 2008 over fiscal 2007 resulted from the Company’s continuing efforts to invest in the development of its brands through in-store signage and increased communication with its customers via direct mail and e-mail.  The Company includes advertising expenses in selling, general and administrative expenses in the Consolidated Statement of Income.

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

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), on March 4, 2007.  FIN No. 48 prescribes a minimum recognition threshold and measurement process for recording uncertain tax positions in the financial statements.  Additionally, FIN No. 48 provides guidance on derecognition, classification, accounting and disclosure related to uncertain tax positions.

Net income per common share

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the applicable periods while diluted EPS is computed based on the weighted average number of shares of common and common equivalent shares outstanding.  The Company’s reconciliation of EPS includes the individual share effects of all securities affecting EPS which consist solely of the effects of dilution from awards granted under the Company’s stock-based compensation plans.

The following is a reconciliation of the number of shares and per share amounts used in the basic and diluted EPS computations.

	Fiscal Year Ended
	March 1, 2008		March 3, 2007		February 25, 2006
		Net		Net		Net
		Income		Income		Income
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Basic	35,771,851	$0.48	37,306,742	$0.90	35,907,028	$0.85

Effect of dilution from stock-based compensation plans	79,656	(0.01)	454,259	(0.01)	313,125	(0.01)

Diluted	35,851,507	$0.47	37,761,001	$0.89	36,220,153	$0.84

The effect of 1,597,272, 241,501 and 1,474,499 options were excluded from the shares used in the computation of diluted earnings per share for fiscal 2008, 2007 and 2006, respectively, as they were anti-dilutive.

Other Comprehensive Income (Loss)

The Company reports other comprehensive income (loss) in accordance with the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”).  SFAS No. 130 established standards for the reporting and disclosure of Comprehensive Income.  Comprehensive income includes unrealized gains or losses associated with investments classified as available for sale.

Segment Reporting

The Company operates in the retail apparel industry in which it primarily designs, sources and sells women’s apparel catering to customers generally ranging in age from 40 to 60 who are typically part of a segment of the female baby boomer demographic.  The Company has identified three operating segments (Christopher & Banks stores, C.J. Banks stores and Acorn stores) as defined by Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”).  The Company’s Christopher & Banks and C.J. Banks operating segments have been aggregated into one reportable segment based on the similar nature of products sold, methods of sourcing, merchandising and distribution processes involved, target customers, and economic characteristics of the two brands.

Recently issued accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands fair value measurement disclosures.    The adoption of SFAS No. 157 on March 2, 2008 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of adopting SFAS No. 159.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R’).  SFAS No. 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree.  This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008.  The impact of adopting SFAS No. 141R will be dependent on future business combinations, if any, that the Company may pursue after its effective date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  This statement establishes accounting and reporting standards for noncontrolling interests in consolidated financial statements.  SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  Based on the Company’s current operations, it does not expect that the adoption of SFAS No. 160 will have a material effect on its financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of Statement of Financial Accounting Standards No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effect on an entity’s financial position, results of operations and cash flows.  Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and regulated hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Based on the Company’s current operations, it does not expect that the adoption of SFAS No. 161 will have a material effect on its financial position, results of operations or cash flows.

NOTE 2 — STOCK-BASED COMPENSATION

General

Effective February 26, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards during the year ended March 3, 2007 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, February 25, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based compensation awards granted subsequent to February 25, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  In accordance with the modified prospective transition method, results for the prior period have not been restated.  Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by SFAS 123.

Under various plans, the Company may grant options to purchase common stock to employees and non-employee members of its Board of Directors at a price not less than 100% of the fair market value of the Company’s common stock on the option grant date.  In general, options granted to employees vest over two to five years and are exercisable up to ten years from the date of grant.  Prior to fiscal 2007, options granted to Directors vested immediately upon grant and were exercisable up to five years from the date of grant.  Beginning in fiscal 2007, options granted to Directors vest immediately and are exercisable up to ten years from the grant date.

The Company may also grant shares of restricted stock to its employees and non-employee members of its Board of Directors.  The Company holds the certificates for such shares in safekeeping during the vesting period and the grantee cannot transfer the shares before the respective shares vest.  Shares of nonvested restricted stock are considered to be currently issued and outstanding.  Restricted stock grants to employees have original vesting schedules of two to seven years, while restricted grants to Directors fully vest after six months.

The Company’s restricted stock awards are generally subject to forfeiture if employment or service terminates prior to the lapse of the restrictions.  In addition, certain of the Company’s restricted stock awards have performance-based vesting provisions and are subject to forfeiture in whole or in part if these performance conditions are not achieved.  The Company assesses, on an ongoing basis, the probability of whether the performance criteria will be achieved and, once it is deemed probable, the Company begins recognizing compensation expense over the relevant performance period.  For those awards not subject to performance criteria, the Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, on a straight-line basis over the vesting period.  The fair market value of the Company’s restricted stock is determined based on the closing price of the Company’s common stock on the grant date.

The total compensation expense related to all stock-based awards for the fiscal years ended March 1, 2008 and March 3, 2007 was $2.5 million and $4.1 million, respectively.  Stock-based compensation expense in fiscal 2008 and 2007 was included in merchandise, buying and occupancy expenses for the Company’s buying and distribution employees and in selling, general and administrative expense for all other employees.  In addition, effective February 26, 2006, the Company began recognizing stock-based compensation costs net of a forfeiture rate for only those shares expected to vest on a straight-line basis over the requisite service period of the award.  The Company estimated the forfeiture rate for fiscal 2008 and 2007 based on its historical experience.

As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Income for the fiscal years ended March 1, 2008 and March 3, 2007 was a reduction in income before income taxes of $1.5 million and $3.2 million, respectively, and a reduction in net income of $934,000 and $2.0 million, respectively, from what would have been presented if the Company had continued to account for stock-based compensation awards under APB 25.  The impact on both basic and diluted earnings per share was $0.03 for the fiscal year ended March 1, 2008 and $0.05 for the fiscal year ended March 3, 2007 from what would have been reported under APB 25.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options as cash flows from operating activities in the Consolidated Statement of Cash Flows.  SFAS 123R requires that cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows.  As a result, the Company classified approximately $20,000 and $5.8 million of excess tax benefits as financing cash flows for the fiscal years ended March 1, 2008 and March 3, 2007.

The pro forma table below illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” to all stock-based employee compensation for fiscal 2006:

Year Ended
February 25,
2006

Net income - as reported	$30,412,534
Add stock-based compensation expense included in net income, net of related tax effects	158,815
Less total stock-based compensation expense determined under fair value method, net of related tax effects	4,688,553
Net income - pro forma	$25,882,796
Basic earnings per common share:
As reported	$0.85
Pro forma	$0.72
Diluted earnings per common share:
As reported	$0.84
Pro forma	$0.71

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

The weighted average assumptions relating to the valuation of the Company’s stock options for fiscal 2008, 2007 and 2006 were as follows:

	Fiscal Years Ended
	March 1,	March 3,	February 25,
	2008	2007	2006
Expected dividend yield	1.39%	0.88%	0.80%
Expected volatility	44.81%	46.64%	48.24%
Risk-free interest rate	2.76-5.07%	4.65-5.09%	3.80-4.67%
Expected term in years	4.21	3.61	3.34

Stock-Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the year ended March 1, 2008:

					Weighted
		Weighted			Average
	Number	Average	Aggregate	Weighted	Remaining
	of	Exercise	Intrinsic	Average	Contractual
	Shares	Price	Value	Fair Value	Life

Outstanding, beginning of period	2,072,876	$19.44	$518,435	$6.85
Vested	1,765,038	19.30	518,435	6.69
Unvested	307,838	20.24	—	7.78

Granted	429,450	15.67	—	5.85
Exercised	(112,530)	10.28	498,687	4.20
Expired	(391,545)	21.03	4,080	6.70
Canceled - Unvested (Forfeited)	(108,797)	18.76	—	7.08

Outstanding, end of period	1,889,454	18.84	256,896	6.80	5.61
Vested	1,485,011	19.35	256,896	6.85	4.67
Unvested	404,443	16.97	—	6.63	9.03

Exercisable, end of period	1,485,011	19.35	256,896	6.85	4.67

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 1, 2008.

As of March 1, 2008, there was approximately $2.1 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans.  That expense is expected to be recognized over a weighted average period of approximately one year.

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

The following table presents a summary of the Company’s stock option activity for the fiscal year ended February 25, 2006:

	Fiscal Year Ended
	February 25, 2006
	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	3,806,177	$17.03
Granted	445,200	18.66
Exercised	(438,861)	6.85
Cancelled	(67,350)	18.17

Outstanding, end of period	3,745,166	$18.40

Exercisable, end of period	3,076,666	$18.40

The weighted-average grant-date fair value was $6.01 for stock options granted in fiscal 2006.  The total intrinsic value of options exercised during fiscal 2006 was $4.3 million.

The following table presents a summary of the Company’s restricted stock activity for the years ended March 1, 2008, March 3, 2007 and February 25, 2006.

	Fiscal 2008			Fiscal 2007			Fiscal 2006
	Number	Aggregate	Weighted	Number	Aggregate	Weighted	Number	Aggregate
	of	Intrinsic	Average	of	Intrinsic	Average	of	Intrinsic
	Shares	Value	Fair Value	Shares	Value	Fair Value	Shares	Value
Unvested, beginning of period	53,717		$20.04	54,867		$18.35	—
Granted	124,000		15.09	29,383		25.44	63,700
Vested	(32,583)		16.09	(25,333)		22.36	(8,833)
Canceled - Unvested (Forfeited)	(26,650)		18.66	(5,200)		21.36	—
Unvested, end of period	118,484	$1,279,627	16.26	53,717	$958,311	20.04	54,867	$978,827

The total fair value of shares of restricted stock that vested during fiscal 2008, 2007 and 2006 was $542,000, $567,000 and $148,000, respectively.  As of March 1, 2008, there was approximately $988,000 of unrecognized stock-based compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of approximately one year.

NOTE 3 – INVESTMENTS

The Company’s investments consisted of the following:

	March 1,	March 3,
Description	2008	2007

Tax advantaged auction rate available-for-sale securities:
Short-term	$—	48,275,000
Long-term	23,350,000	—

	$23,350,000	$48,275,000

As of March 1, 2008, the Company had approximately $23.4 of long-term investments which consisted solely of $24.6 million of auction rate securities (“ARS”) at cost, less a valuation allowance of $1.2 million to reflect management’s estimate of fair value given the current lack of liquidity of these investments while taking into account the current credit quality of the underlying securities.  In addition, the Company determined, based on the projected future cash flows and assessment of the credit quality of the underlying collateral of its ARS, that the valuation adjustment was deemed to be temporary, and therefore was recorded within the equity section of the Company’s consolidated balance sheet and did not affect the Company’s earnings for fiscal 2008.  The Company reviews impairments associated with its ARS in accordance with Emerging Issues Task Force 03-1 and Financial Accounting Standards Board Staff Position Statement of Financial Accounting Standard Nos. 115-1 and 124-1, “The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as “temporary” or “other-than-temporary.”  No tax benefit has been provided on this allowance as a loss, if any, would be capital in nature.  The Company also reclassified the ARS to long-term investments at March 1, 2008 to reflect the current lack of liquidity of these investments.

ARS are long-term debt instruments with interest rates that reset through periodic short-term auctions which occur every 7, 28 or 35 days. Holders of ARS can either sell into the auction or bid based on a desired interest rate or hold and accept the reset rate. If there are insufficient buyers, then the auction “fails” and holders are unable to liquidate their investment through the auction. A failed auction is not a default of the debt instrument. The result of a failed auction is that the ARS continues to pay interest in accordance with its terms; however, liquidity for holders is limited until there is a successful auction, until such time as another market for ARS develops or the ARS are called by the issuer. Auctions continue to be held as scheduled until the ARS matures or until the issue is called. All of the Company’s ARS are collateralized by student loans and currently have AAA (S&P) or Aaa (Moody’s) credit ratings. The repayment of the student loans for approximately 85% of the ARS, which serve as collateral for the ARS held by the Company, is substantially backed by the United States government. Until February 2008, the ARS market was liquid. However, in February 2008 a substantial number of auctions “failed”, meaning that there was not enough demand to sell the entire issue at auction.

Based on current market conditions, management believes that it is likely that auctions related to its ARS may continue to be unsuccessful at least for the near term. Unsuccessful auctions have limited the Company’s ability to access these funds. Management anticipates the liquidity of the ARS will continue to be restricted until there is a successful auction or until such time as another market for the ARS develops or until the ARS are called by the issuer.

As of March 1, 2008, the Company had $78.5 million of cash and cash equivalents.  Management believes it has sufficient balances of cash and cash equivalents to meet its working capital requirements and liquidity needs in fiscal 2009.

NOTE 4 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable consisted of the following:

	March 1,	March 3,
Description	2008	2007

Credit card receivables	$3,449,014	$2,801,455
Construction allowances receivable from landlords	1,387,260	941,938
Other receivables	386,702	738,231

	$5,222,976	$4,481,624

The Company’s credit card receivables are collected one to five days after the related sale transaction occurs.  Construction allowance receivables result from incentives offered to the Company by landlords to lease space within their properties.  These allowances are typically collected 90 to 120 days after a store opens.

NOTE 5 — MERCHANDISE INVENTORIES

Merchandise inventories consisted of the following:

	March 1,	March 3,
Description	2008	2007

Merchandise inventory - in store	$37,303,879	$40,466,577
Merchandise inventory - in transit	6,536,459	11,888,367

	$43,840,338	$52,354,944

NOTE 6 — PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following:

		March 1,	March 3,
Description	Estimated Useful Life	2008	2007

Land	—	$1,596,898	$1,596,898
Corporate office, distribution center and related building improvements	25 years	12,014,667	11,663,704
Store leasehold improvements	Term of related lease, typically 10 years	97,525,439	87,288,395
Store furniture and fixtures	Seven years	113,585,852	101,486,350
Point of sale hardware and software	Five years	10,750,608	8,625,579
Corporate office and distribution center furniture, fixtures and equipment	Seven years	3,055,898	2,751,805
Computer hardware and software	Three to five years	10,844,392	5,771,237
Construction in progress	—	9,474,738	5,429,824
		258,848,492	224,613,792
Less accumulated depreciation and amortization		(125,249,912)	(96,837,350)
		$133,598,580	$127,776,442

As of March 1, 2008, construction in progress consisted primarily of capital expenditures related to new stores planned to open in the first quarter of fiscal 2009.

As a result of an annual impairment analysis performed subsequent to year-end, which included the evaluation of individual under-performing stores and assessing the recoverability of the carrying value of the improvements and equipment related to the stores, the Company determined that improvements and equipment at certain under-performing stores was impaired.  As a result, the Company recorded asset impairments related to property, equipment and improvements of $6,523,694, $1,080,743 and $237,764 in fiscal 2008, 2007 and 2006, respectively.

NOTE 7 – INTANGIBLE ASSETS

        Intangible assets consisted of the following:

	March 1,	March 3,
	2008	2007

Customer lists	$830,000	$830,000
Accumulated amortization	(755,865)	(254,719)
	$74,135	$575,281

                In conjunction with its annual review of long-lived assets, the Company determined that $401,000 of its intangible assets was deemed impaired and accordingly recorded a pre-tax impairment charge for that amount.  The entire amount of the impairment related to customer lists acquired in conjunction with the Company acquisition of its Acorn division on November 1, 2004.

Estimated aggregate amortization expense for the next five fiscal years is as follows:

Fiscal 2009	$12,893
Fiscal 2010	12,893
Fiscal 2011	12,893
Fiscal 2012	12,893
Fiscal 2013	12,893

NOTE 8 – GOODWILL

                In connection with its purchase of the Company’s Acorn division in November 2004, the Company assigned $3.6 million of its $7.4 million purchase price to goodwill.  In the fourth quarter of fiscal 2008, the Company determined that all of the goodwill associated with the acquisition of its Acorn brand was impaired and accordingly recorded a pre-tax goodwill impairment charge of $3.6 million.  The goodwill impairment charge was recorded as there was a significant downturn in Acorn’s business in the fourth quarter of fiscal 2008, consistent with the generally weak fourth quarter results for many retailers.  In addition, a significant decrease in Acorn same-store sales in the fourth quarter of fiscal 2008 contributed to a considerably higher loss at the store level than in previous quarters.  Also, due to the current economic environment, there has been a general decline in the overall economic outlook for apparel retailers.

                The determination of the fair value of a reporting unit includes significant management judgment.  In determining the fair value of a reporting unit, the Company uses a discounted cash flow model incorporating assumptions about future operating performance.  These assumptions included same-store sales growth and new store openings, as well as costs and expenses consistent with the Company’s internal operating projections.  A discount rate of 15% was applied to the cash flow projections based on a market participant rate of return reflecting the relative risks associated with generating the future operating results.

NOTE 9 – ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	March 1,	March 3,
Description	2008	2007

Gift card, certificate and store credit liability	$13,545,500	$13,174,041
Accrued un-invoiced merchandise inventory receipts	4,949,370	796,244
Accrued workers compensation self insurance liability	2,252,571	1,668,771
Accrued income, sales and other taxes payable	2,161,038	2,499,410
CEO transition accrual	2,074,106	—
Accrued occupancy related expenses	992,584	640,985
Other accrued liabilities	2,065,454	3,607,830

	$28,040,623	$22,387,281

NOTE 10 — CREDIT FACILITY

The Company maintains an Amended and Restated Revolving Credit facility with Wells Fargo Bank, National Association (the “Wells Fargo Revolver”) which expires on June 30, 2008.  The Wells Fargo Revolver provides the Company with revolving credit loans and letters of credit of up to $50.0 million, subject to a borrowing base formula based on inventory levels.  The Company is currently holding discussions with Wells Fargo regarding amending and extending its existing credit facility.

Loans under the Wells Fargo Revolver bear interest at Wells Fargo’s base rate, 6.00% as of March 1, 2008, plus 0.25%.  Interest is payable monthly in arrears. The Wells Fargo Revolver carries a facility fee of 0.25% based on the unused portion as defined in the agreement.  Facility fees totaled $6,559 in fiscal 2008.

The credit facility is collateralized by the Company’s equipment, general intangibles, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Wells Fargo Revolver during fiscal 2008 or fiscal 2007.  Historically, the Wells Fargo Revolver has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at March 1, 2008 was $39.3 million.  As of March 1, 2008, the Company had outstanding letters of credit in the amount of $24.2 million.  Accordingly, the availability of revolving credit loans under the Wells Fargo Revolver was $15.1 million at March 1, 2008.

                The Wells Fargo Revolver contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial ratios.  As of March 1, 2008, the most recent measurement date, the Company was in compliance with all covenants of the Wells Fargo Revolver.

NOTE 11 — STOCKHOLDERS’ EQUITY

On May 24, 2007, the Company’s Board of Directors authorized and subsequently announced a one-year stock repurchase program enabling the Company to purchase up to $20 million of its common stock, subject to market conditions.  As of March 1, 2008, the Company had repurchased 948,800 shares of its common stock under this program for a total cost, including commissions, of approximately $12.1 million.

The Company’s Board of Directors had previously authorized a stock repurchase program in July 2006 enabling the Company to purchase up to $20 million of its common stock, subject to market conditions.  In December 2006, the Company’s Board of Directors authorized a $20 million increase in the repurchase program, bringing the total dollar amount of stock that could be purchased to $40 million.  During fiscal 2007, the Company repurchased 1,732,123 shares at a total cost, including commissions, of approximately $34.2 million.  In March 2007, the Company completed the repurchase program by purchasing an additional 325,059 shares of its common stock for a total cost, including commissions, of $5.8 million, bringing the total number of shares repurchased under this program to 2,057,182 at a total cost, including commissions, of approximately $40.0 million.

The common stock repurchased under these programs is being held in treasury and has reduced the number of shares of the Company’s common stock outstanding by approximately 8%. All of the Company’s share repurchases were executed in the open market and no shares were repurchased from related parties.  In addition, all of the Company’s share repurchases were executed in accordance with the safe harbor provision of Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  Depending on market conditions and the Company’s cash position, the Company may participate in additional stock repurchase programs in the future.

In July 2006, the Company’s Board of Directors authorized an increase in the Company’s quarterly cash dividend.  Beginning in October 2006, the Company paid a quarterly dividend of $0.06 per share of common stock.  The dividend rate was previously $0.04 per share of common stock.  The Company has declared and paid a dividend each quarter since its first declaration in fiscal 2004.

NOTE 12 – INCOME TAXES

The provision  for income taxes for the fiscal years ended March 1, 2008, March 3, 2007 and February 25, 2006 consisted of:

	2008	2007	2006
Current:
Federal	$13,868,436	$20,682,476	$18,725,408
State	2,425,904	3,855,067	3,542,727
Current tax expense	16,294,340	24,537,543	22,268,135
Deferred tax expense (benefit)	(6,814,957)	(3,180,752)	(2,954,487)

Income tax provision	$9,479,383	$21,356,791	$19,313,648

The Company’s effective income tax rate for fiscal 2008, 2007 and 2006 differs from the federal income tax rate as follows:

	2008	2007	2006

Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	3.0	4.3	4.3
Tax exempt interest	(2.7)	(1.0)	—
Other	0.5	0.5	(0.5)
	35.8%	38.8%	38.8%

The net deferred tax asset (liability) included in the Consolidated Balance Sheet as of March 1, 2008 and March 3, 2007 is as follows:

	March 1,	March 3,
	2008	2007

Accrued liabilities and other	$3,057,013	$2,285,080
Inventory	1,393,886	972,839
Current deferred tax asset	4,450,899	3,257,919

Depreciation	(13,826,314)	(15,539,751)
Amortization of goodwill	1,346,018	(166,790)
Deferred rent obligations	14,589,644	13,238,347
Stock-based compensation expense	1,298,259	806,190
Other non-current liabilities	2,377,288	678,867
Non-current deferred tax asset (liability), net	5,784,895	(983,137)

Net deferred tax asset (liability)	$10,235,794	$2,274,782

Deferred income tax assets represent potential future income tax benefits.  Realization of these assets is ultimately dependent upon future taxable income.  No valuation allowance has been provided for deferred tax assets because management believes realization of the full amount of net deferred tax assets is more likely than not.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), on March 4, 2007.  FIN No. 48 prescribes a minimum recognition threshold and measurement process for recording uncertain tax positions in the financial statements.  Additionally, FIN No. 48 provides guidance on derecognition, classification, accounting and disclosure related to uncertain tax positions.

                Implementation of FIN No. 48 resulted in an adjustment to the Company’s liability for unrecognized tax benefits of approximately $0.2 million with a corresponding increase to retained earnings.  A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at March 3, 2007	$3,430,192

Additions based on tax positions related to the current year	841,142
Additions for tax positions of previous years	394,976
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(866,190)
Settlements	(77,925)

Balance at March 1, 2008	$3,722,195

                The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 3, 2007 and March 1, 2008 were $2.3 million and $2.1 million, respectively.  The balance above at March 1, 2008 includes $0.5 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

                The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense.  At March 3, 2007 and March 1, 2008, the Company had accrued $0.7 million and $0.6 million, respectively, for the potential payment of interest and penalties.

                The Company and its subsidiaries are subject to U.S. federal income tax and the income tax of various state and local jurisdictions.  The Internal Revenue Service has completed their audit for tax years through fiscal 2006.  The Company is not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2004.  At March 1, 2008, the Company does not expect its liability for unrecognized tax benefits to significantly increase or decrease in the next twelve months.

NOTE 13 — EMPLOYEE BENEFIT PLANS AND EMPLOYMENT AGREEMENTS

The Company has established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for the benefit of all employees who meet certain eligibility requirements, primarily age, length of service and hours of service.  The plan allows eligible employees to invest from 1% to 60% of their compensation, subject to dollar limits as established by the federal government.  The plan allows for discretionary Company matching contributions.  Company contributions for the fiscal years ended March 1, 2008, March 3, 2007 and February 25, 2006 totaled $498,594, $493,162 and $494,531, respectively.  The Company does not offer any other post-retirement, post-employment or pension benefits to directors or employees.

The Company has entered into employment agreements with certain executives of the Company.  These agreements provide for a specified base salary and that each executive is entitled to certain severance benefits in the event that his or her employment is terminated by the Company “without cause” or by such executive following a “change of control” (both as defined in the employment agreements).  The employment agreements also provide for the immediate vesting of unvested stock options or restricted stock in the event of a change of control.

On August 30, 2007, the Company announced that its Board of Directors had elected Lorna Nagler as President and Chief Executive Officer effective August 31, 2007.  Ms. Nagler was also elected as a member of the Company’s Board of Directors as of August 31, 2007.  Ms. Nagler most recently served as President of Lane Bryant and has 29 years of experience in the women’s apparel retail industry.

Matthew P. Dillon resigned as President and Chief Executive Officer, and as a member of the Company’s Board of Directors, effective August 30, 2007.  In the second quarter of fiscal 2008, the Company incurred a pre-tax charge of approximately $2.1 million, or $0.04 per diluted share, related to the transition of the CEO position from Mr. Dillon to Ms. Nagler.  This charge consisted primarily of payment obligations to Mr. Dillon under his employment agreement and direct costs associated with hiring Ms. Nagler.

In the fourth quarter of fiscal 2006, the Company incurred a pre-tax charge of approximately $1.2 million related to remaining contractual obligations due to William Prange, the Company’s former Chief Executive Officer, in conjunction with his resignation in December 2005.  In addition, modifications to accelerate the vesting and extend the exercise period of certain of Mr. Prange’s out-of-the-money stock options resulted in additional fourth quarter pro forma after-tax stock-based compensation expense of approximately $1.4 million.

NOTE 14 — LEASE COMMITMENTS

The Company leases each of its store locations and vehicles under operating leases. The store lease terms, including rental period, renewal options, escalation clauses and rent as a percentage of sales, vary among the leases. Most store leases require the Company to pay real estate taxes and common area maintenance charges.

Total rental expense for all leases was as follows:

	Fiscal Year Ended
	March 1,	March 3,	February 25,
	2008	2007	2006

Minimum rent	$54,291,385	$49,166,786	$44,996,597
Contingent rent—based on a percentage of sales	2,199,163	1,423,785	1,049,503
Maintenance, taxes and other	33,434,196	30,980,737	26,672,328
Amortization of deferred lease incentives	(3,878,267)	(3,587,221)	(2,943,697)
	$86,046,477	$77,984,087	$69,774,731

Future minimum rental commitments for all leases are as follows:

	Operating Leases
	Retail Store	Vehicles/
Fiscal Year	Facilities	Other	Total
2009	$57,316,094	$438,214	$57,754,308
2010	55,448,685	190,045	55,638,730
2011	53,072,437	40,565	53,113,002
2012	49,056,569	—	49,056,569
2013	42,202,094	—	42,202,094
Thereafter	93,573,953	—	93,573,953

Total minimum lease payments	$350,669,832	$668,824	$351,338,656

NOTE 15 — LEGAL PROCEEDINGS

The Company is subject to various routine legal proceedings and claims that arise in the ordinary course of business.  Although the amount of any liability that could arise with respect to these actions can not be accurately predicted, in the Company’s opinion any such liability is not expected to have a material adverse impact on the Company’s financial position or results of operations.

NOTE 16 — SOURCES OF SUPPLY

The Company’s ten largest vendors represented approximately 50%, 48% and 64% of the Company’s total merchandise purchases in fiscal 2008, 2007 and 2006, respectively.  Purchases from the Company’s largest overseas supplier accounted for 18%, 17% and 31% of total merchandise purchases in fiscal 2008, 2007 and 2006, respectively.  Additionally, direct imports accounted for approximately 78%, 75% and 90% of the Company’s total merchandise purchases in fiscal 2008, 2007 and 2006, respectively.

NOTE 17 — SEGMENT REPORTING

The Company operates in the retail apparel industry in which it primarily designs, sources and sells women’s apparel catering to customers generally ranging in age from 40 to 60 who are typically part of a segment of the female baby boomer demographic.  The Company has identified three operating segments (Christopher & Banks stores, C.J. Banks stores and Acorn stores) as defined by Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”).  The Company’s Christopher & Banks and C.J. Banks operating segments have been aggregated into one reportable segment based on the similar nature of products sold, methods of sourcing, merchandising and distribution processes involved, target customers, and economic characteristics of the two brands.

Prior to fiscal 2008, the Company had also aggregated its Acorn division with Christopher & Banks and C.J. Banks.  Based on the current operating performance of the Acorn division, it no longer meets the aggregation criteria of SFAS No. 131 and therefore is presented as a separate reportable segment.

In the table below the “Christopher & Banks/C.J. Banks” reportable segment includes activity generated by the Company’s Christopher & Banks and C.J. Banks operations. The “Acorn” reportable segment includes activity generated from the Company’s Acorn operations.  The “Corporate Administrative” column, which primarily represents operating activity at the Company’s corporate office and distribution center facility, is presented to allow for reconciliation of segment-level net sales, operating income (loss) and total assets to the Company’s consolidated net sales, operating income and total assets.  Segment operating income (loss) includes only net sales, merchandise gross margin and direct store expenses with no allocation of corporate overhead.  Net sales and operating income (loss) are the two components of segment operations reviewed by the Company’s chief operating decision maker.

For the fiscal year ended March 1, 2008, the Christopher & Banks/C.J. Banks operating income included $411,000 of impairment charges related to store-level assets and the Acorn operating loss included approximately $6.1 million of impairment charges related to store-level assets.  The Corporate/Administrative operating loss for fiscal 2008 included $401,000 of impairment charges related to intangible assets and $3.6 million of charges related to goodwill impairment.

In fiscal 2007, the Christopher & Banks/C.J. Banks operating income and the Acorn operating loss included $330,000 and $751,000 of impairment charges related to store-level assets, respectively.  In fiscal 2006, the Acorn operating loss included approximately $238,000 of impairment charges related to store-level assets.

(in thousands)	Christopher & Banks/ C.J. Banks	Acorn	Corporate/ Administrative	Consolidated
Fiscal Year Ended March 1, 2008:
Net sales	$560,913	$14,868	$—	$575,781
Operating income (loss)	$92,473	$(9,092)	$(61,545)	$21,836
Total assets	$162,909	$3,848	$145,035	$311,792

Fiscal Year Ended March 3, 2007:
Net sales	$533,157	$14,160	$—	$547,317
Operating income (loss)	$97,043	$(1,754)	$(45,361)	$49,928
Total assets	$162,708	$10,683	$133,932	$307,323

Fiscal Year Ended February 25, 2006:
Net sales	$479,067	$11,441	$—	$490,508
Operating income (loss)	$87,421	$(812)	$(38,975)	$47,634
Total assets	$140,183	$4,960	$118,320	$263,463

NOTE 18 — QUARTERLY FINANCIAL DATA (UNAUDITED):

                (In thousands, except per share data)

	Fiscal 2008 Quarters(1)
	First	Second	Third	Fourth(2)

Net sales	$149,371	$141,128	$159,976	$125,306
Operating income (loss)	$18,081	$4,396	$14,952	$(15,593)
Net income (loss)	$11,675	$3,389	$10,238	$(8,284)

Basic per share data: (5)
Net income	$0.32	$0.09	$0.29	$(0.23)

Diluted per share data: (5)
Net income	$0.32	$0.09	$0.29	$(0.23)

Dividends per share	$0.06	$0.06	$0.06	$0.06

	Fiscal 2007 Quarters(3)
	First	Second	Third	Fourth(4)

Net sales	$142,530	$131,554	$139,265	$133,968
Operating income	$22,906	$11,622	$13,723	$1,677
Net income	$14,607	$7,924	$9,227	$1,929

Basic per share data: (5)
Net income	$0.40	$0.21	$0.24	$0.05

Diluted per share data: (5)
Net income	$0.39	$0.21	$0.24	$0.05

Dividends per share	$0.04	$0.04	$0.06	$0.06

(1)          Fiscal 2008 consisted of 52 weeks.

(2)          The fourth quarter of fiscal 2008 consisted of 13 weeks.

(3)          Fiscal 2007 consisted of 53 weeks.

(4)          The fourth quarter of fiscal 2007 consisted of 14 weeks.

(5)          The summation of quarterly per share data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There are no matters which are required to be reported under Item 9.

ITEM 9A.
CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 1, 2008. Based upon the foregoing the Company’s management concluded that the Company’s disclosure controls and procedures were effective, as of March 1, 2008, to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a - 15(f) and 15d - 15(f) of the Exchange Act. The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:  (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of its management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the evaluation, management has concluded the Company’s internal control over financial reporting was effective as of March 1, 2008.

The effectiveness of the Company’s internal control over financial reporting as of March 1, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 32.

Changes in Internal Control over Financial Reporting

There have been no changes during the Company’s fiscal quarter ended March 1, 2008 in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.
OTHER INFORMATION

There are no matters which are required to be reported under Item 9B.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE COVERNANCE

        The information regarding the Company’s directors required by Item 10 is incorporated herein by reference to the section entitled, “Item 1 - Election of Directors,” in the Proxy Statement.  Information regarding the Company’s executive officers is included in Part I of this Annual Report on Form 10-K.  Information concerning compliance with Section 16(a) of the Securities Act of 1934 is included in the Proxy Statement under the section entitled “Section 16(a) Beneficial Ownership Compliance,” and such information is incorporated herein by reference.  Information regarding the Company’s Audit Committee and audit committee financial experts is included in the Proxy Statement under the section “Information Regarding the Board of Directors and Corporate Governance – Committees of the Board – Audit Committee,” and such information is incorporated by reference.

        The Company has adopted a Code of Conduct (the “Code”) applicable to all of its employees, directors and officers, including its principal executive officer, principal financial officer, principal accounting officer, controller and other employees performing similar functions.  The Code is available on the Company’s website at www.christopherandbanks.com – under the “Investor Relations” link and then the “Corporate Governance” link – and is available in print to any stockholder who requests a copy from our Investor Relations Department.  The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the required code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions by posting such information on the Company’s website at the address and location specified above.

ITEM 11.
EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference to the sections entitled “Executive Compensation,” “Information Regarding the Board and Corporate Governance – Compensation Program for Non-Employee Directors” and “Certain Relationships and Related Transactions – Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 is incorporated herein by reference to the sections entitled “Security Ownership” and “Equity Compensation Plan Information” in the Proxy Statement.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated herein by reference to the sections entitled “Certain Relationships and Related Transactions” and “Information Regarding the Board of Directors and Corporate Governance – Director Independence” in the Proxy Statement.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this item is incorporated by reference to the section entitled “Audit Committee Report and Payment of Fees to Our Independent Registered Public Accounting Firm – Independent Registered Public Accounting Firm Fees” and “Audit Committee Report and Payment of Fees to Our Independent Registered Public Accounting Firm – Auditor Services Pre-Approval Policy” in the Proxy Statement.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

  (2)      Financial Statement Schedules:

                All schedules are omitted as they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)                 Exhibits:

3.1	Restated Certificate of Incorporation of the Company, as amended
3.2	Second Amended and Restated By-Laws of the Company (incorporated herein by reference as Exhibit 3.1 to Current Report on Form 8-K filed on February 27, 2008)
10.1	Christopher & Bank, Inc. Retirement Savings Plan (incorporated herein by reference to Registration Statement on Form S-1, Registration No. 33-45719)**
10.2	1997 Stock Incentive Plan (incorporated herein by reference as Exhibit 99.1 to Form S-8 (Registration No. 333-95109) filed January 20, 2000)**
10.3	Amendment No. 1 to 1997 Stock Incentive Plan (incorporated herein by reference as Exhibit 99.1 to Form S-8 (Registration No. 333-95553) filed January 27, 2000)**

10.4	1998 Director Stock Option Plan (incorporated herein by reference as Exhibit 10.25 to Annual Report on Form 10-K for the fiscal year ended February 27, 1999 filed May 28, 1999)**
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
10.15

Amendment to Amended and Restated Executive Employment Agreement between Christopher & Banks Corporation and Joseph E. Pennington dated September 22, 2005 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed September 26, 2005)**

10.16

Employment Continuation Agreement between Christopher & Banks Corporation and Joseph E. Pennington dated September 22, 2005 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed September 26, 2005)**

10.17

Amendment No. 2 to Amended and Restated Executive Employment Agreement between Christopher & Banks Corporation and Joseph E. Pennington dated April 5, 2006 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed April 7, 2006) **

10.18

Amendment to Employment Continuation Agreement between Christopher & Banks Corporation and Joseph E. Pennington dated April 5, 2006 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed April 7, 2006)**

10.19

Amendment to Amended and Restated Executive Employment Agreement between Christopher & Banks Corporation and Ralph C. Neal dated September 22, 2005 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed September 26, 2005)**

10.20

Employment Continuation Agreement between Christopher & Banks Corporation and Ralph C. Neal dated September 22, 2005 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed September 26, 2005)**

10.21

Executive Employment Agreement Between Christopher & Banks Corporation and Matthew Dillon, effective as of June 12, 2006 (incorporated herein by reference as Exhibit 10.25 to Quarterly Report on Form 10-Q for the fiscal period ended May 27, 2006 filed July 6, 2006)**

10.22

Restricted Stock Agreement Between Christopher & Banks Corporation and Matthew P. Dillon, effective as of June 12, 2006 (incorporated herein by reference as Exhibit 10.26 to Quarterly Report on Form 10-Q for the fiscal period ended May 27, 2006 filed July 6, 2006)**

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
10.34

Form of Incentive Stock Option Agreement under the Company’s 1997 Stock Incentive Plan (incorporated herein by reference as Exhibit 10.34 to Annual Report on Form 10-K for the fiscal year ended March 3, 2007 filed May 2, 2007)**

10.35

Form of Nonqualified Stock Option Agreement under the Company’s 1997 Stock Incentive Plan (incorporated herein by reference as Exhibit 10.35 to Annual Report on Form 10-K for the fiscal year ended March 3, 2007 filed May 2, 2007)**

10.36

Form of Restricted Stock Agreement under the Company’s 1997 Stock Incentive Plan (incorporated herein by reference as Exhibit 10.36 to Annual Report on Form 10-K for the fiscal year ended March 3, 2007 filed May 2, 2007)**

10.37

Form of Incentive Stock Option Agreement under the Company’s 2005 Stock Incentive Plan (incorporated herein by reference as Exhibit 10.37 to Annual Report on Form 10-K for the fiscal year ended March 3, 2007 filed May 2, 2007)**

10.38

Form of Nonqualified Stock Option Agreement under the Company’s 2005 Stock Incentive Plan (incorporated herein by reference as Exhibit 10.38 to Annual Report on Form 10-K for the fiscal year ended March 3, 2007 filed May 2, 2007)**

10.39

Form of Restricted Stock Agreement under the Company’s 2005 Stock Incentive Plan (incorporated herein by reference as Exhibit 10.39 to Annual Report on Form 10-K for the fiscal year ended March 3, 2007 filed May 2, 2007)**

10.40

Amended and Restated Credit and Security Agreement By and Between Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company and Wells Fargo Bank, National Association, Acting Through Its Wells Fargo Business Credit Operating Division dated November 4, 2005 (incorporated herein by reference as Exhibit 10.40 to Annual Report on Form 10-K for the fiscal year ended March 3, 2007 filed May 2, 2007)

10.41

Amendment to Restricted Stock Agreement Between Christopher & Banks Corporation and Matthew P. Dillon, effective as of March 28, 2007 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed April 2, 2007)**

10.42

Executive Employment Agreement Between Christopher & Banks Corporation and Andrew K. Moller, effective as of May 24, 2007 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed May 31, 2007)**

10.43

Executive Employment Agreement Between Christopher & Banks Corporation and Lorna Nagler, effective as of August 30, 2007 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed September 7, 2007)**

10.44

Restricted Stock Agreement Between Christopher & Banks Corporation and Lorna Nagler, effective as of August 31, 2007 (incorporated herein by reference as Exhibit 10.2 to Current Report on Form 8-K filed September 7, 2007)**

10.45

Separation Agreement and Release Between Christopher & Banks Corporation and Matthew Dillon, effective as of August 30, 2007 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed September 27, 2007)**

10.46	Amendment No. 3 to the Company’s 2005 Stock Incentive Plan, effective April 18, 2007 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed October 10, 2007)**
10.47

Form of Non-Qualified Stock Option Agreement under the Company’s 2005 Stock Incentive Plan (approved 2008) (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed February 27, 2008)**

10.48

Form of Qualified Stock Option Agreement under the Company’s 2005 Stock Incentive Plan (approved 2008) (incorporated herein by reference as Exhibit 10.2 to Current Report on Form 8-K filed February 27, 2008)**

10.49

Form of Restricted Stock Agreement (with Time-Based Vesting) under the Company’s 2005 Stock Incentive Plan (approved 2008) (incorporated herein by reference as Exhibit 10.3 to Current Report on Form 8-K filed February 27, 2008)**

10.50

Form of Restricted Stock Agreement (with Performance-Based Vesting) under the Company’s 2005 Stock Incentive Plan (approved 2008) (incorporated herein by reference as Exhibit 10.4 to Current Report on Form 8-K filed February 27, 2008)**

10.51

Amendment to Restricted Stock Agreement Between Christopher & Banks Corporation and Monica Dahl, effective as of March 28, 2007 (incorporated herein by reference as Exhibit 10.2 to Current Report on Form 8-K filed April 2, 2007)**

10.52*	Amendment No. 1 to the Executive Employment Agreement Between Christopher & Banks Corporation and Lorna Nagler, effective as of April 30, 2008**
14.1	Code of Conduct (incorporated herein by reference as Exhibit 14.1 to Current Report on Form 8-K filed February 27, 2008)
21.1*	Subsidiaries of Company
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Powers of Attorney
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith

** Management agreement or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2008.

CHRISTOPHER & BANKS CORPORATION

By:	/S/ LORNA E. NAGLER
Lorna Nagler
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LORNA E. NAGLER	President, Chief Executive Officer and Director	May 15, 2008
Lorna Nagler	(Principal Executive Officer)

/S/ ANDREW K. MOLLER	Executive Vice President and	May 15, 2008
Andrew K. Moller	Chief Financial Officer (Principal
Financial and Accounting Officer)

*	Non-Executive Chairman and Director	May 15, 2008
Larry C. Barenbaum

*	Director	May 15, 2008
Donald D. Beeler

*	Director	May 15, 2008
Mark A. Cohn

*	Director	May 15, 2008
Robert Ezrilov

*	Director	May 15, 2008
James J. Fuld, Jr.

*	Director	May 15, 2008
Anne L. Jones

* By	/S/ ANDREW K. MOLLER
Andrew K. Moller
Attorney-in-Fact, pursuant to
Power of Attorney filed herewith