Form 10-Q
period 2008-05-31
CHRISTOPHER & BANKS CORP
filed 2008-07-10
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

or

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission File Number 001-31390

CHRISTOPHER & BANKS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06 - 1195422
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2400 Xenium Lane North, Plymouth, Minnesota	55441
(Address of principal executive offices)	(Zip Code)

(763) 551-5000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐   NO ☒

As of June 27, 2008, 35,414,825 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	May 31,	March 1,	June 2,
	2008	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$88,033,313	$78,492,297	$52,178,941
Short-term investments	5,000,000	—	44,425,000
Accounts receivable	6,698,639	5,222,976	5,621,277
Merchandise inventories	42,102,786	43,840,338	58,829,857
Prepaid expenses	11,901,106	11,597,280	10,344,306
Other current assets	4,324,000	9,482,393	3,783,548
Total current assets	158,059,844	148,635,284	175,182,929

Property, equipment and improvements, net	135,224,654	133,598,580	129,629,964
Long-term investments	18,535,577	23,350,000	—
Goodwill	—	—	3,587,052
Other assets	6,196,516	6,207,858	1,973,081
Total assets	$318,016,591	$311,791,722	$310,373,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,346,856	$15,380,692	$13,646,265
Accrued salaries, wages and related expenses	7,662,286	9,246,050	6,002,676
Other accrued liabilities	30,185,397	28,040,623	23,071,441
Total current liabilities	48,194,539	52,667,365	42,720,382

Non-current liabilities:
Deferred lease incentives	25,257,541	24,854,278	22,678,101
Deferred rent obligations	11,646,168	11,720,689	11,418,416
Other	4,260,057	3,722,195	3,351,206
Total non-current liabilities	41,163,766	40,297,162	37,447,723

Commitments	—	—	—

Stockholders’ equity:
Preferred stock – $0.01 par value, 1,000,000 shares authorized, none outstanding	—	—	—
Common stock – $0.01 par value, 74,000,000 shares authorized, 45,218,623, 45,050,290 and 45,097,823 shares issued and 35,414,825, 35,259,572 and 36,255,905 shares outstanding at May 31, 2008, March 1, 2008 and June 2, 2007, respectively	452,186	450,503	450,978
Additional paid-in capital	110,987,122	110,359,847	107,325,355
Retained earnings	231,092,360	221,928,654	223,003,723
Common stock held in treasury, 9,803,798, 9,790,718 and 8,841,918 shares at cost at May 31, 2008, March 1, 2008 and June 2, 2007, respectively	(112,858,959)	(112,711,809)	(100,575,135)
Accumulated other comprehensive income (loss)	(1,014,423)	(1,200,000)	—
Total stockholders’ equity	228,658,286	218,827,195	230,204,921
Total liabilities and stockholders’ equity	$318,016,591	$311,791,722	$310,373,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended
	May 31,	June 2,
	2008	2007

Net sales	$159,642,804	$149,371,334

Costs and expenses:
Merchandise, buying and occupancy, exclusive of depreciation and amortization	90,473,004	86,916,121
Selling, general and administrative	44,812,737	39,079,123
Depreciation and amortization	6,458,343	5,295,127
Total costs and expenses	141,744,084	131,290,371

Operating income	17,898,720	18,080,963

Interest income	826,567	1,059,023

Income before income taxes	18,725,287	19,139,986

Income tax provision	7,452,664	7,464,595

Net income	$11,272,623	$11,675,391

Basic earnings per common share:

Net income	$0.32	$0.32

Basic shares outstanding	35,071,088	36,189,740

Diluted earnings per common share:

Net income	$0.32	$0.32

Diluted shares outstanding	35,138,246	36,305,439

Dividends per share	$0.06	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	May 31,	June 2,
	2008	2007
Cash flows from operating activities:
Net income	$11,272,623	$11,675,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,458,343	5,295,127
Deferred income taxes	127,815	(1,486,803)
Excess income tax benefit on exercise of stock options	—	(21,006)
Stock-based compensation expense	628,958	458,680
Loss on disposal of furniture, fixtures and equipment	170,488	28,239
Changes in operating assets and liabilities:
Decrease (increase) in merchandise inventories	1,737,552	(6,474,913)
Increase in accounts receivable	(1,475,663)	(1,139,653)
Decrease in income taxes receivable	5,031,494	4,942,826
(Increase) decrease in prepaid expenses	(303,826)	322,115
(Increase) decrease in other assets	7,203	(65,668)
Decrease in accounts payable	(5,033,836)	(2,903,475)
Increase (decrease) in accrued liabilities and income taxes payable	413,860	(4,614,630)
Increase (decrease) in deferred lease incentives	403,263	(968,160)
Increase (decrease) in deferred rent obligations	(74,521)	740,075
Increase in other liabilities	537,862	3,351,206
Net cash provided by operating activities	19,901,615	9,139,351

Cash flows from investing activities:
Purchases of property, equipment and improvements	(8,251,682)	(6,887,788)
Purchases of investments	—	(20,500,000)
Sales of investments	—	24,350,000
Net cash used in investing activities	(8,251,682)	(3,037,788)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	39,379
Dividends paid	(2,108,917)	(2,155,707)
Excess income tax benefit on exercise of stock options	—	21,006
Acquisition of common stock held in treasury	—	(5,818,698)
Net cash used in financing activities	(2,108,917)	(7,914,020)

Net increase (decrease) in cash and cash equivalents	9,541,016	(1,812,457)

Cash and cash equivalents at beginning of period	78,492,297	53,991,398

Cash and cash equivalents at end of period	$88,033,313	$52,178,941

Supplemental cash flow information:
Income taxes paid	$353,090	$417,930
Purchases of equipment and improvements, accrued, not paid	$130,950	$261,809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by Christopher & Banks Corporation and subsidiaries (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to such rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2008.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary to present fairly the Company’s financial position as of May 31, 2008 and June 2, 2007, and its results of operations and cash flows for the three month periods ended May 31, 2008 and June 2, 2007.  All such adjustments are of a normal recurring nature.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” (“SFAS No. 157”).  SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  In February 2008, the FASB issued Staff Positions (“FSPs”) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning March 2, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated results of operations or financial condition for the quarter ended May 31, 2008. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company.  Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  The effects of these remaining aspects of SFAS No. 157 are to be applied by the Company to fair value measurements prospectively beginning March 1, 2009. The Company does not expect them to have a material impact on the Company’s consolidated results of operations or financial condition.  Please refer to Note 11 for disclosures related to our initial adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity reports unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred.  SFAS No. 159 also established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 was effective for financial statements issued for fiscal years beginning after November 15, 2007 (March 2, 2008 for the Company).  At the effective date, an entity could elect the fair value option for eligible items that existed at that date.  The entity was required to report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company did not elect the fair value option for eligible items that existed as of March 2, 2008.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS No. 141R”) which changes accounting for business acquisitions.  SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For the Company, SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after February 28, 2009.  The Company is currently evaluating the impacts and disclosures of this standard which would pertain to the Company only if it affected a future business combination.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS No. 160”) which establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries.  Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance.  This standard also requires changes to certain presentation and disclosure requirements.  For the Company, SFAS No. 160 is effective beginning March 1, 2009.  The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented.  Based on the Company’s current operations, it does not expect that the adoption of SFAS No. 160 will have a material effect on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”) which will require increased disclosures about an entity’s strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Certain disclosures will also be required with respect to derivative features that are credit risk-related. SFAS No. 161 is effective for the Company beginning March 1, 2009 on a prospective basis.  Based on the Company’s current operations, the Company does not expect that the adoption of SFAS No. 161 will have a material effect on its financial position, results of operations or cash flows.

NOTE 2 – INVESTMENTS

The Company’s investments consisted of the following:

	May 31,	March 1,	June 2,
Description	2008	2008	2007

Tax-advantaged, auction rate, available-for-sale securities:
Short-term	$5,000,000	$—	$44,425,000
Long-term	18,535,577	23,350,000	—

	$23,535,577	$23,350,000	$44,425,000

As of May 31, 2008, the Company had approximately $23.5 of short-term and long-term investments, which consisted solely of $24.5 million of auction rate securities (“ARS”) at cost, less a temporary valuation allowance of $1.0 million.  This allowance was based on an analysis of other-than-temporary impairment factors, resulting in management’s estimate of fair value, given the current lack of liquidity of these investments, while taking into account the current credit quality of the underlying securities.

ARS are long-term debt instruments with interest rates that reset through scheduled auctions which occur every seven, 28 or 35 days.  Holders of ARS can either sell into the auction, bid based on a desired interest rate or hold and accept the reset rate.  If there are insufficient buyers, then the auction “fails” and holders are unable to liquidate their investment through the auction.  A failed auction is not a default of the debt instrument. The result of a failed auction is that the ARS continues to pay interest in accordance with its original terms. Liquidity, however, for holders is limited until there is a successful auction, until such time as another market for ARS develops or the ARS are called by the issuer. Auctions continue to be held as scheduled until the ARS matures or until the issue is called. All of the Company’s ARS are collateralized by student loans and currently have AAA (S&P) or Aaa (Moody’s) credit ratings.  As of May 31, 2008, the repayment of the student loans for approximately 85% of the ARS, which serve as collateral for the ARS held by the Company, is substantially backed by the United States government.  Until February 2008, the ARS market was liquid and auctions for ARS held by the Company did not fail. However, in February 2008, a substantial number of auctions failed, meaning there was not enough demand to sell the entire issue at auction.  Auctions for the Company’s ARS have continued to fail through the date of this report.

Based on current market conditions, management believes that it is likely that auctions related to the Company’s ARS will continue to be unsuccessful for the near term.  Unsuccessful auctions have limited the Company’s ability to access these funds.  Management anticipates the liquidity of the ARS will continue to be restricted until there is a successful auction or until such time as another market for the ARS develops or until the ARS are called by the issuer.  The Company reclassified the ARS to long-term investments at March 1, 2008 to reflect the lack of liquidity of these investments.  As of May 31, 2008, the Company had approximately $93.0 million of cash, cash equivalents and short-term investments.  Management believes the Company has sufficient balances of cash, cash equivalents and short-term investments to meet the Company’s working capital requirements and liquidity needs in fiscal 2009.

In June 2008, following the closing of the Company’s first quarter of fiscal 2009, the Company was notified by two of the ARS issuers that $5.0 million of the Company’s ARS in the aggregate would be called.  One ARS issue for $3.5 million was retired at par on July 1, 2008, and another ARS issue for $1.5 million was retired at par on July 9, 2008.  As a result, the Company reclassified $5.0 million of its ARS to short-term investments as of May 31, 2008 and reduced the ARS temporary valuation allowance by approximately $186,000 for the amount of the allowance relating to the called ARS issues.

The Company reviews impairments associated with its ARS in accordance with EITF 03-1 and FASB Staff Position SFAS Nos. 115-1 and 124-1, “The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as “temporary” or “other-than-temporary.”  A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity.  Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary.  The Company’s management currently believes that all of the impairment related to its ARS is temporary.  The factors evaluated to differentiate between temporary and other-than-temporary include an assessment of the credit quality of the underlying collateral,  credit ratings actions and the recent call in July 2008 of $5.0 million of the Company’s investment in ARS at par plus accrued interest.  No tax benefit has been provided for this allowance as a loss, if any, would be capital in nature.

NOTE 3 – MERCHANDISE INVENTORIES AND SOURCES OF SUPPLY

Merchandise inventories consisted of the following:

	May 31,	March 1,	June 2,
Description	2008	2008	2007

Merchandise - in store	$36,683,719	$37,303,879	$52,779,393
Merchandise - in transit	5,419,067	6,536,459	6,050,464

	$42,102,786	$43,840,338	$58,829,857

The Company does not have long-term purchase commitments or arrangements with any of its suppliers or agents.

The Company purchased approximately 11% and 9% of its merchandise from its largest overseas supplier during the first three months of fiscal 2009 and 2008, respectively.  Although the Company has an established operating history with its largest vendor, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it will be able to shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on the Company’s financial position and results of operations.

In the first quarter of fiscal 2009, the Company purchased approximately 53% of its merchandise through one buying agent (the “Agent”).  The Company has begun the process of establishing relationships with additional primary suppliers, which are intended to reduce its reliance on the Agent.  The Agent also has informed the Company that it desires to cease serving as an intermediary with manufacturers on behalf of Christopher & Banks.  Therefore, the Company and the Agent have agreed that their current arrangement will be discontinued by the end of December 2008.  While management believes the actions it is taking to mitigate the risks of reliance on the Agent will be successful, any significant disruption in supply from vendors working through the Agent could have a material adverse impact on the Company’s financial position and results of operations.

NOTE 4 – PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following:

	Estimated	May 31,	March 1,	June 2,
Description	Useful Life	2008	2008	2007
Land	—	$1,596,898	$1,596,898	$1,596,898
Corporate office, distribution center and related building improvements	25 years	12,014,667	12,014,667	11,663,704
Store leasehold improvements	Term of related lease,
	typically 10 years	98,952,408	97,525,439	88,081,545
Store furniture and fixtures	Three to 10 years	115,465,441	113,585,852	102,473,180
Point of sale hardware and software	Five years	10,923,735	10,750,608	8,860,076
Corporate office and distribution center furniture, fixtures and equipment	Seven years	3,088,708	3,055,898	2,792,298
Computer hardware and software	Three to five years	12,158,895	10,844,392	5,996,760
Construction in progress	—	12,300,990	9,474,738	9,244,966
		266,501,742	258,848,492	230,709,427
Less accumulated depreciation and amortization		131,277,088	125,249,912	101,079,463

Net property, equipment and improvements		$135,224,654	$133,598,580	$129,629,964

NOTE 5 – ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	May 31,	March 1,	June 2,
Description	2008	2008	2007

Gift card, certificate and store credit liabilities	$10,093,617	$13,545,500	$9,851,472
Accrued un-invoiced merchandise inventory receipts	7,541,396	4,949,370	1,814,653
Accrued workers compensation self-insurance liability	2,377,609	2,252,571	1,763,648
Accrued income, sales and other taxes payable	4,440,140	2,161,038	6,935,594
Accrued occupancy-related expenses	1,945,458	992,584	1,175,758
Other	3,787,177	4,139,560	1,530,316

	$30,185,397	$28,040,623	$23,071,441

NOTE 6 – CREDIT FACILITY

The Company maintains an Amended and Restated Revolving Credit Facility (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  The Credit Facility provides the Company with revolving credit loans and letters of credit of up to $50.0 million, in the aggregate, subject to a borrowing base formula based on inventory levels.

On May 23, 2008, the Company and Wells Fargo entered into a Second Amendment to the Credit Facility (the “Second Amendment”).  The Second Amendment extended the maturity date of the Credit Facility by three years from June 30, 2008 to June 30, 2011.  In addition, the Second Amendment reduced the interest rate under the Credit Facility from the prime rate plus 0.25% to the prime rate minus 0.25%.  As of May 31, 2008, Wells Fargo’s prime rate was 5.0%.  The Second Amendment also provided the Company with the ability to borrow under the Credit Facility at an interest rate tied to the London Interbank Market Offered Rate (LIBOR).

Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion as defined in the agreement, and a collateral monitoring fee.  For the three months ended May 31, 2008, fees related to the Credit Facility totaled $2,147.  Borrowings under the Credit Facility are collateralized by the Company’s equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.

The Company had no revolving credit loan borrowings under the Credit Facility during the first three months of fiscal 2009.  Historically, the Credit Facility has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at May 31, 2008 was $34.7 million.  As of May 31, 2008, the Company had outstanding letters of credit in the amount of $17.4 million.  Accordingly, the availability of revolving credit loans under the Credit Facility was $17.3 million at May 31, 2008.

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of May 31, 2008, the most recent measurement date, the Company was in compliance with all of these restrictive covenants under the Credit Facility.

NOTE 7 – STOCKHOLDERS’ EQUITY

In fiscal 2008, the Company’s Board of Directors authorized and subsequently announced a one-year stock repurchase program enabling the Company to purchase up to $20 million of its common stock, subject to market conditions.  No repurchases were executed under the program in the first quarter of fiscal 2009.  As of May 24, 2008, the expiration date of the repurchase program, the Company had repurchased 948,800 shares of its common stock under the program for a total cost, including commissions, of approximately $12.1 million.

NOTE 8 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”).  Under this transition method, stock-based compensation expense recognized for share-based awards includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, February 25, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based compensation awards granted subsequent to February 25, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Total pre-tax compensation expense related to stock-based awards for the three months ended May 31, 2008 and June 2, 2007 was approximately $629,000 and $459,000, respectively.  Stock-based compensation expense is included in merchandise, buying and occupancy expenses for the Company’s buying and distribution employees and in selling, general and administrative expenses for all other employees.

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

The weighted average assumptions relating to the valuation of the Company’s stock option grants for the three month periods ended May 31, 2008 and June 2, 2007 were as follows:

	Three Months Ended
	May 31,	June 2,
	2008	2007
Expected dividend yield	2.26%	1.29%
Expected volatility	48.34%	45.11%
Risk-free interest rate	2.61%	4.58%
Expected term in years	4.74	4.25

Stock-Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the three months ended May 31, 2008:

					Weighted
		Weighted			Average
	Number	Average	Aggregate	Weighted	Remaining
	of	Exercise	Intrinsic	Average	Contractual
	Shares	Price	Value	Fair Value	Life

Outstanding, beginning of period	1,889,454	$18.83	$296,460	$6.79
Vested	1,485,011	19.34	295,147	6.83
Unvested	404,443	16.97	1,313	6.63
Granted	291,050	10.56	201,501	3.85
Exercised	—	—	—	—
Canceled - Vested	(53,046)	18.46	—	7.01
Canceled - Unvested (Forfeited)	(10,166)	17.38	—	6.67
Outstanding, end of period	2,117,292	17.70	497,960	6.38	6.04
Vested	1,494,024	19.33	295,147	6.85	4.67
Unvested	623,268	13.80	202,813	5.27	9.32

Exercisable, end of period	1,494,024	19.33	295,147	6.85	4.67

The Company may also grant shares of restricted stock to its employees and non-employee members of its Board of Directors.  Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment or service terminates prior to the lapse of the restrictions.  In addition, certain of the Company’s restricted stock awards have performance-based vesting provisions and are subject to forfeiture if these performance conditions are not achieved.  The Company assesses, on an ongoing basis, the probability of whether the performance criteria are projected to be achieved and, if it is deemed probable, recognizes compensation expense over the relevant performance period.  For those awards not subject to performance criteria, the Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, on a straight-line basis over the vesting period.  The fair market value of the Company’s restricted stock is determined based on the closing price of the Company’s common stock on the grant date.

The following table presents a summary of the Company’s restricted stock activity for the three months ended May 31, 2008:

	Number	Aggregate	Weighted
	of	Intrinsic	Average
	Shares	Value	Fair Value

Unvested, beginning of period	118,484	$1,332,945	$16.26
Granted	189,383	2,130,559	10.56
Vested	(40,000)	450,000	12.08
Canceled - Unvested (Forfeited)	(3,550)	39,938	18.58
Unvested, end of period	264,317	2,973,566	12.78

NOTE 9 – INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), on March 4, 2007.  FIN No. 48 prescribes a minimum recognition threshold and measurement process for recording uncertain tax positions in the financial statements.  Additionally, FIN No. 48 provides guidance on derecognition, classification, accounting and disclosure related to uncertain tax positions.

As of May 31, 2008, the Company’s liability for unrecognized tax benefits associated with uncertain tax positions was approximately $4.3 million and the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2.5 million.  The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense.  At May 31, 2008 the Company had accrued approximately $0.8 million for the potential payment of interest and penalties.

The Company and its subsidiaries are subject to U.S. federal income tax and the income tax of various state and local jurisdictions.  The Internal Revenue Service has completed its audit for tax years through fiscal 2006.  The Company is not subject to state income tax examination by taxing authorities for taxable years prior to fiscal 2004.  At May 31, 2008, the Company did not expect its liability for unrecognized tax benefits to significantly increase or decrease over the next year.

NOTE 10 – NET INCOME PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the applicable periods, while diluted EPS is computed based on the weighted average number of shares of common stock and common equivalent shares outstanding.  The Company’s reconciliation of EPS includes the individual share effects of all securities affecting EPS which consist solely of the effects of dilution from awards granted under the Company’s stock-based compensation plans.

The following is a reconciliation of the number of shares and per share amounts used in the basic and diluted EPS computations:

	Three Months Ended
	May 31, 2008		June 2, 2007
		Net		Net
		Income		Income
	Shares	Per Share	Shares	Per Share

Basic	35,071,088	$0.32	36,189,740	$0.32

Effect of dilution from stock- based compensation plans	67,158	—	115,699	—

Diluted	35,138,246	$0.32	36,305,439	$0.32

Stock options of 1,898,852 and 1,686,198 were excluded from the shares used in the computation of diluted EPS for the three months ended May 31, 2008 and June 2, 2007, respectively, as they were anti-dilutive.

NOTE 11 — FAIR VALUE MEASUREMENTS

As discussed in Note 1, the Company adopted SFAS No. 157, “Fair Value Measurements,” (as impacted by FSP Nos. 157-1 and 157-2) effective March 1, 2008, with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities.

Under SFAS No. 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.  SFAS No. 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances.  The hierarchy is broken down into three levels.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs for the asset or liability.   Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For the Company, effective March 1, 2008, fair value under SFAS No. 157 (as impacted by FSP Nos. 157-1 and 157-2) principally applied to financial asset and liabilities such as available-for-sale investments (included in short and long-term investments in the Consolidated Balance Sheet).  These items were previously and will continue to be marked-to-market at each reporting period; however, the definition of fair value used for these mark-to-markets is now applied using SFAS No. 157.  The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities.  Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis subsequent to the effective date of SFAS No. 157 (as impacted by FSP Nos. 157-1 and 157-2).

Following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value:

Available-for-sale investment securities — auction rate securities (“ARS”):

As discussed in Note 2, auctions for ARS held by the Company failed beginning in February 2008 and have continued to fail through the date of this report.  As a result, investments in ARS are valued to reflect the current lack of liquidity of these investments while taking into account the credit quality of the underlying securities.

The following table provides information by level for assets and liabilities that are measured at fair value, as defined by SFAS No. 157, on a recurring basis.

	Fair Value	Fair Value Measurements
	at	Using Inputs Considered as
Description	May 31, 2008	Level 1	Level 2	Level 3
Assets:
Available-for-sale investments Auction Rate Securities	$23,535,577	$—	$—	$23,535,577
Liabilities:	—	—	—	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

Auction Rate Securities
Beginning balance, March 1, 2008	$23,350,000
Total gains (losses):
Included in earnings	—
Included in other comprehensive income	185,577
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	—
Ending balance, May 31, 2008	$23,535,577

The Company reports other comprehensive income (loss) in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”).  SFAS No. 130 established standards for the reporting and disclosure of Comprehensive Income.  In the first quarter of fiscal 2009, other comprehensive income (loss) included unrealized gains or losses associated with investments classified as available for sale.  Total comprehensive income for the quarter ended May 31, 2008 was $11.5 million, which is the sum of the Company’s net income of $11.3 million plus the $186,000 adjustment to the Company’s allowance for the temporary impairment of long-term investments.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

During the quarter ended May 31, 2008, the Company had no measurements of assets or liabilities at fair value (as defined in SFAS No. 157) on a nonrecurring basis subsequent to their initial recognition.  As indicated in Note 1, the aspects of SFAS No. 157 for which the effective date for the Company was deferred under FSP No. 157-2 until March 1, 2009 relate to nonfinancial assets and liabilities that are measured at fair value but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.  Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, any such liability is not expected to have a material adverse impact on the Company’s financial position or results of operations.

NOTE 13 – SEGMENT REPORTING

The Company operates in the retail apparel industry in which it primarily designs, sources and sells women’s apparel catering to customers generally ranging in age from 40 to 60 who are typically part of a segment of the female baby boomer demographic.  The Company has identified three operating segments (Christopher & Banks, C.J. Banks and Acorn) as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”).  The Company’s Christopher & Banks and C.J. Banks operating segments have been aggregated into one reportable segment based on the similar nature of products sold, methods of sourcing, merchandising and distribution processes involved, target customers, and economic characteristics of the two brands.  Based on operating performance, the Company’s Acorn division is presented as a separate reportable segment.

In the table below the “Christopher & Banks/C.J. Banks” reportable segment includes activity generated by the Company’s Christopher & Banks and C.J. Banks operations. The “Acorn” reportable segment includes activity generated from the Company’s Acorn operations.  The “Corporate/Administrative” column, which primarily represents operating activity at the Company’s corporate office and distribution center facility, is presented to allow for reconciliation of segment-level net sales, operating income (loss) and total assets to the Company’s consolidated net sales, operating income and total assets.  Segment operating income (loss) includes only net sales, merchandise gross margin and direct store expenses with no allocation of corporate overhead.  Net sales and operating income (loss) are the two components of segment operations reviewed by the Company’s chief operating decision maker.

Segment Reporting:

	Christopher & Banks/		Corporate/
	C.J. Banks	Acorn	Administrative	Consolidated
Three Months Ended May 31, 2008:
Net sales	$155,395,348	$4,247,456	$—	$159,642,804
Operating income (loss)	$35,622,479	$(662,908)	$(17,060,851)	$17,898,720
Total assets	$180,700,362	$2,851,164	$134,465,065	$318,016,591

Three Months Ended June 2, 2007:
Net sales	$145,520,814	$3,850,520	$—	$149,371,334
Operating income (loss)	$32,037,895	$(688,774)	$(13,268,158)	$18,080,963
Total assets	$201,639,026	$13,758,152	$94,975,848	$310,373,026

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

As of May 31, 2008, the Company operated 850 stores in 46 states, including 551 Christopher & Banks stores, 263 C.J. Banks stores and 36 Acorn stores.  The Company also operated two e-commerce enabled websites at www.christopherandbanks.com and www.cjbanks.com.  The Company’s Christopher & Banks brand offers distinctive fashions featuring exclusively designed, coordinated assortments of women’s apparel in sizes 4 to 16. The Company’s C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 24W.  Its Acorn stores offer upscale women’s fashions, along with accessories, including jewelry, handbags and other gift items under private and branded labels.

Fiscal 2009 First Quarter Summary

The Company recorded net income of $0.32 per diluted share in the first quarter of fiscal 2009, compared to net income of $0.32 per diluted share in the first quarter of fiscal 2008.  Same-store sales for the first quarter were flat.  Strong customer response to the Company’s second “Friends and Family” promotional event in April offset the effect of double-digit declines in store traffic encountered throughout much of the quarter.  Despite the downturn in customer traffic, merchandise margins for the first quarter increased approximately 150 basis points over last year as tight inventory controls allowed for more selling at full price and a reduced need to mark down merchandise.  Inventory levels at the end of the quarter were down approximately 35% on a per-store basis over the prior year.  Both the Company’s average transaction value and average units per transaction increased in the first quarter, which management believes was reflective of customers’ acceptance of the Company’s merchandise assortment.

In the first quarter, one of the Company’s goals regarding its merchandise was to improve the freshness and color of its product assortment.  The Company moved away from the practice of featuring colors for two consecutive months.  Major in-store remerchandising floor sets (“floor sets”) are now being executed on a monthly basis at all of the Company’s stores.  Beginning in the first quarter of fiscal 2009, refresher floor sets are completed each month between the more traditional, larger floor sets, to ensure that fresh product is featured more frequently in the Company’s stores.

In the first quarter, the Company opened nine new Christopher & Banks stores and eight new C.J. Banks stores.  The Company also closed one Christopher & Banks store, two C.J. Banks stores and one Acorn store during the quarter.  In addition, the Company completed the installation of new point-of-sale registers in 550 of its stores.  The new registers provide the Company with updated point-of-sale technology.  Management anticipates these new registers will help improve operating efficiencies and provide enhanced communication abilities with its stores.

Fiscal 2009 Outlook

In the first quarter of fiscal 2009, the Company’s results were impacted by the extremely challenging domestic macro-economic environment.  Higher gasoline and food costs have placed increasing pressure on consumers’ spending patterns.  Weak customer traffic encountered in the first quarter has continued into June and early July and the Company anticipates that this weak traffic trend, and corresponding negative impact on sales, will persist throughout the second quarter and into the second half of fiscal 2009.

The Company is approaching its real estate growth strategy more cautiously given the uncertain economic environment.  The Company plans to open six new stores in the second quarter, five new stores in the third quarter and no new stores in the fourth quarter of fiscal 2009.  Five of the additional new stores are planned to be Christopher & Banks stores and six are planned to be C.J. Banks locations.  The Company is not planning to open any Acorn stores during fiscal 2009.  Going forward, the Company will proceed cautiously with new store growth.  New store opportunities will be analyzed closely and only those with compelling lease economics will be approved.

Management plans to continue its focus on managing inventory conservatively in the remainder of fiscal 2009.  Management plans to build inventory levels, which were down 35% on a per store basis at the end of the first quarter, on a per store basis in the second quarter.  In the second half of the year, management expects inventory levels per store to build to levels comparable to those present in the fall and holiday season of fiscal 2008.  As the year progresses, management will evaluate selling trends and make appropriate adjustments to inventory levels in order to maximize full-priced sales.

During the first quarter of fiscal 2009, the Company continued to make progress related to several key business initiatives as described below.

The Company launched two separate e-commerce websites in February 2008 for its Christopher & Banks and C.J. Banks brands.  These websites give customers the ability to view and purchase the Company’s merchandise online at www.christopherandbanks.com and www.cjbanks.com.  The Company currently sells essentially the same selection of merchandise on its websites that it features in its Christopher & Banks and C.J. Banks stores.  The Company’s customers responded favorably to its e-commerce sites in the first quarter of fiscal 2009.  At this time, the Company is adjusting inventory levels for its online businesses to match anticipated demand for the remainder of fiscal 2009.  Beginning in the second half of fiscal 2009, the Company is planning to offer a greater size selection through its e-commerce websites.  Management believes that its websites provide the Company with an opportunity to generate incremental sales and offer convenience and product research capabilities to its customers.  The Company does not have an e-commerce enabled website for its Acorn brand and does not currently plan to launch an e-commerce website for Acorn.

Management plans to continue to make upgrades to certain of its information systems.  The Company plans to complete the installation of its new planning and allocation system in the second quarter of fiscal 2009.  The system allows enhanced product allocation models which give the Company increased flexibility regarding product distribution by store sales volume, climate and customer size and fashion preferences.  In addition, the financial planning modules of this system have begun to provide the Company more in-depth product analysis capabilities.  Management expects to realize financial benefits from this system beginning in late fiscal 2009 with  additional benefits expected to be realized in fiscal 2010.  The Company also plans to complete the implementation of a new suite of financial software in the second quarter of fiscal 2009.

In the first quarter of fiscal 2009, the Company purchased approximately 53% of its merchandise through one buying agent.  The Company has begun the process of establishing relationships with additional primary suppliers, which are intended to reduce its reliance on the Agent.  The Agent also has informed the Company that it desires to cease serving as an intermediary with manufacturers on behalf of Christopher & Banks.  Therefore, the Company and the Agent have agreed that their current arrangement will be discontinued by the end of December 2008.  While management believes the actions it is taking to mitigate the risks of reliance on the Agent will be successful, any significant disruption in supply from vendors working through the Agent could have a material adverse impact on the Company’s financial position and results of operations.

In order to increase awareness of its brands, the Company plans to expand its marketing efforts in fiscal 2009.  The Company plans to spend slightly more than 1.5% of its net sales on marketing-related expenditures in fiscal 2009, compared to approximately 1.0% of sales in fiscal 2008.  In fiscal 2009, the Company plans to continue its efforts to expand its customer relationship management database and, in particular, focus on increasing its number of customer e-mail contacts.  In the second half of fiscal 2009, the Company has planned promotions and in-store events in an attempt to drive more customer traffic to its stores.

While the Company believes the retail and macro-economic environments will remain challenging for the foreseeable future, it also believes that it is taking actions to position the Company for stronger operating performance when economic conditions become more favorable.

Other Developments

On May 2, 2008, the Company announced that Martin Bassett had been named to its Board of Directors, effective May 20, 2008.  The election of Mr. Bassett increased the number of directors to eight and the number of independent directors to seven.

On May 23, 2008, the Company and Wells Fargo Bank, National Association (“Wells Fargo”) entered into a Second Amendment (the “Second Amendment”) to the Amended and Restated Revolving Credit Facility (the “Credit Facility”).  The Second Amendment extended the maturity date of the Credit Facility by three years, from June 30, 2008 to June 30, 2011.  In addition, the Second Amendment reduced the interest rate under the Credit Facility from the prime rate plus 0.25% to the prime rate minus 0.25%.  As of May 31, 2008, Wells Fargo’s prime rate was 5.0%.  The Second Amendment also provided the Company with the ability to borrow under the Credit Facility at an interest rate tied to the London Interbank Market Offered Rate (LIBOR).

The Company owns its 210,000 square foot corporate office and distribution center facility, located in Plymouth, Minnesota.  The Company utilizes the entire facility for its corporate office and distribution center requirements.  The portion of the Company’s headquarters devoted to office space is at capacity.  As such, the Company is seeking to locate new or additional office space to accommodate its future staffing requirements.

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

Operating income

The Company’s management views operating income as a key indicator of the Company’s success.  The key drivers of operating income are same-store sales; merchandise, buying and occupancy costs, and the Company’s ability to control its other operating costs.

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

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in Note 1 of the notes to consolidated financial statements contained within the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2008.  Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

On an ongoing basis, the Company evaluates its estimates, including those related to customer product returns, inventories, income taxes, medical and workers’ compensation claims and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There have been no material changes in the Company’s critical accounting policies or estimates in the three months ended May 31, 2008.

Results of Operations

The following table sets forth consolidated income statement data expressed as a percentage of net sales for the periods indicated.

	Three Months Ended
	May 31,	June 2,
	2008	2007

Net sales	100.0%	100.0%
Merchandise, buying and occupancy costs, exclusive of depreciation and amortization	56.7	58.2
Selling, general and administrative expenses	28.1	26.2
Depreciation and amortization	4.0	3.5
Operating income	11.2	12.1
Interest income	0.5	0.7
Income before income taxes	11.7	12.8
Income tax provision	4.6	5.0
Net income	7.1%	7.8%

Three Months Ended May 31, 2008 Compared to Three Months Ended June 2, 2007

Net Sales.  Net sales for the three months ended May 31, 2008 were $159.6 million, an increase of $10.2 million or approximately 7%, from $149.4 million for the three months ended June 2, 2007.  The increase in net sales primarily resulted from an increase in the number of stores operated by the Company.  The Company operated 850 stores at May 31, 2008, compared to 801 stores at June 2, 2007, an increase of approximately 6%.  The Company’s same-store sales for the first quarter of fiscal 2009 were flat when compared to the corresponding period in fiscal 2008.  An approximate 11% increase in the average value per transaction, attributable to increased units sold per transaction and a slightly higher average retail price per unit, was offset by an approximate 11% decrease in the average number of transactions per store.  During the first quarter, declines in sales attributable to reduced customer traffic resulting from the challenging macro-economic environment were offset by strong customer response to the Company’s second “Friends and Family” promotional event held in April.  In the first quarter, same-store sales for the Company’s stores opened in fiscal 2006, 2007 and 2008 increased approximately 2%, while the mature base of stores, opened in fiscal 2005 and earlier, posted a decline in same-store sales of approximately 1%.

Merchandise, Buying and Occupancy Costs, exclusive of depreciation and amortization.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $90.5 million, or 56.7% of net sales, during the first quarter of fiscal 2009, compared to $86.9 million, or 58.2% of net sales, during the same period in fiscal 2008, resulting in approximately 150 basis points of positive leverage.  The largest component of the improvement in merchandise, buying and occupancy costs, as a percentage of net sales, was related to improvements in merchandise margins, primarily resulting from increased full-priced sales.  Markdowns required to clear inventory were reduced as the Company maintained strong controls over inventory levels in the first quarter.  On a per-store basis, inventory was down approximately 35% at May 31, 2008 compared to June 2, 2007.  The Company’s retail inventory turnover increased to 3.3 for the twelve months ended May 31, 2008 from 3.1 for the twelve months ended June 2, 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended May 31, 2008 were $44.8 million, or 28.1% of net sales, compared to $39.1 million, or 26.2% of net sales, for the three months ended June 2, 2007, resulting in approximately 190 basis points of negative leverage.  Major components of the negative leverage included approximately 50 basis points related to performance-based bonus and incentives expense, 50 basis points resulting from higher marketing costs, 40 basis points of e-commerce related expenses and 30 basis points of increased self-insured medical claims.  In addition, with flat same-store sales in the first quarter of fiscal 2009, there was general deleveraging of most other components of selling, general and administrative expenses.

Depreciation and Amortization.  Depreciation and amortization was $6.5 million, or 4.0% of net sales, in the first quarter of fiscal 2009, compared to $5.3 million, or 3.5% of net sales, in the first quarter of fiscal 2008.  The increase in the amount of depreciation and amortization expense was a result of capital expenditures made by the Company over the past year.  The Company opened 17 new stores in the first three months of fiscal 2009 and 69 new stores in fiscal 2008.  In addition, the Company installed new point-of-sale registers at 550 of its stores in the first quarter.

Operating Income.  As a result of the foregoing factors, operating income for the three months ended May 31, 2008 was $17.9 million, or 11.2% of net sales, compared to operating income of $18.1 million, or 12.1% of net sales, for the three months ended June 2, 2007.

Interest Income.  For the three months ended May 31, 2008, interest income decreased to $827,000 from $1.1 million for the three months ended June 2, 2007.  The decrease resulted from lower interest rates on investments, partially offset by a larger balance of interest-earning assets in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.  The Company had approximately $111.6 million of cash, cash equivalents and short-term and long-term investments at May 31, 2008, compared to $96.6 million at June 2, 2007.

Income Taxes.  Income tax expense in the first quarter of fiscal 2009 was $7.5 million, with an effective tax rate of 39.8%, compared to $7.5 million, with an effective tax rate of 39.0%, in the first quarter of fiscal 2008.  The increase in effective tax rate primarily resulted from a decrease in the amount of tax-exempt interest earned in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

Net Income.  As a result of the foregoing factors, net income for the three months ended May 31, 2008 was $11.3 million, or 7.1% of net sales, and $0.32 per diluted share, compared to net income of $11.7 million, or 7.8% of net sales, and $0.32 per diluted share, for the three months ended June 2, 2007.

Segment Results

In the table below the Company’s “Christopher & Banks/C.J. Banks” reportable segment includes activity generated by the Company’s Christopher & Banks and C.J. Banks operations.  The “Acorn” reportable segment includes activity generated from the Company’s Acorn operations.   The “Corporate Administrative” column, which primarily represents operating activity at the Company’s corporate office and distribution center facility, is presented to allow for reconciliation of segment-level net sales, operating income (loss) and total assets to the Company’s consolidated net sales, operating income and total assets.  Segment operating income (loss) includes only net sales, merchandise margin and direct store-level expenses with no allocation of corporate overhead.  Net sales and operating income (loss) are the components of segment operations reviewed by the Company’s chief operating decision maker.

Segment Reporting:

	Christopher & Banks/		Corporate/
	C.J. Banks	Acorn	Administrative	Consolidated
Three Months Ended May 31, 2008:
Net sales	$155,395,348	$4,247,456	$—	$159,642,804
Operating income (loss)	$35,622,479	$(662,908)	$(17,060,851)	$17,898,720
Total assets	$180,700,362	$2,851,164	$134,465,065	$318,016,591

Three Months Ended June 2, 2007:
Net sales	$145,520,814	$3,850,520	$—	$149,371,334
Operating income (loss)	$32,037,895	$(688,774)	$(13,268,158)	$18,080,963
Total assets	$201,639,026	$13,758,152	$94,975,848	$310,373,026

Historically, the Company’s Acorn segment has had a relatively small negative impact on the Company’s consolidated results of operations.  In the first quarter of fiscal 2009 and 2008, net sales from the Christopher & Banks/C.J. Banks segment comprised approximately 97% of the Company’s total net sales.  The Acorn segment’s operating loss was approximately 4% of consolidated operating income for the quarters ended May 31, 2008 and June 2, 2007.

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

Net cash provided by operating activities

Net cash provided by operating activities totaled $19.9 million in the first quarter of fiscal 2009, up from $9.1 million in the first quarter of fiscal 2008.  Significant fluctuations in the Company’s working capital accounts included a $5.0 million decrease in accounts payable resulting in part from reduced inventory levels, and a $5.0 million decrease in income taxes receivable related to the amount and timing of estimated income tax payments.  Merchandise inventories decreased $1.7 million as the Company continued to exert tight controls over inventory purchases.  A $1.5 million increase in accounts receivable occurred as the Company recorded construction allowances receivable from landlords related to the 17 new stores opened in the first quarter of fiscal 2009.  The remainder of the change in cash provided by operating activities was substantially the result of net income earned during the quarter, after adjusting for non-cash charges.  These charges primarily included depreciation expense, deferred income taxes, stock-based compensation expense, loss on the disposal of furniture, fixtures and equipment and various other changes in the Company’s other operating assets and liabilities.

Net cash used in investing activities

The $8.3 million of net cash used in investing activities in the first quarter of fiscal 2009 related solely to capital expenditures made by the Company during the quarter.  The Company opened 17 new stores in the first quarter and installed new point-of-sale registers in 550 of its stores.  The Company also made other information technology-related investments at its stores, corporate office and distribution center facility during the quarter ended May 31, 2008.

The Company is planning to fund approximately $12 million to $14 million of additional capital expenditures in the last three quarters of fiscal 2009.  The Company anticipates it will open 11 additional new stores in the balance of the year, with six scheduled to open in the second quarter and five planned openings in the third quarter.  Five of the new stores are planned to be Christopher & Banks locations and six are planned to be C.J. Banks.  The Company is not planning to open any Acorn stores in fiscal 2009.  In addition, the Company plans to complete eight remodels and to continue to make further information-technology related improvements at its stores, headquarters and distribution center facility in the remainder of fiscal 2009.  The Company expects its cash and cash equivalents, combined with cash flows from operations, to be sufficient to meet its capital expenditure, working capital and other requirements for liquidity in fiscal 2009.

Net cash used in financing activities

Net cash of $2.1 million was used in financing activities in the first quarter of fiscal 2009 as the Company declared and paid a quarterly cash dividend totaling $2.1 million.

The Company maintains a Credit Facility with Wells Fargo.  The Credit Facility provides the Company with revolving credit loans and letters of credit of up to $50.0 million, in the aggregate, subject to a borrowing base formula based on inventory levels.

On May 23, 2008, the Company and Wells Fargo entered into the Second Amendment to the Credit Facility.  The Second Amendment extended the maturity date of the Credit Facility by three years from June 30, 2008 to June 30, 2011.  In addition, the Second Amendment reduced the interest rate under the Credit Facility from the prime rate plus 0.25% to the prime rate minus 0.25%.  As of May 31, 2008, Wells Fargo’s prime rate was 5.0%.  The Second Amendment also provided the Company with the ability to borrow under the Credit Facility at an interest rate tied to the London Interbank Market Offered Rate (LIBOR).

Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion as defined in the agreement, and a collateral monitoring fee.  For the three months ended May 31, 2008, fees related to the Credit Facility totaled $2,147.  Borrowings under the Credit Facility are collateralized by the Company’s equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.

The Company had no revolving credit loan borrowings under the Credit Facility during the first three months of fiscal 2009.  Historically, the Credit Facility has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at May 31, 2008 was $34.7 million.  As of May 31, 2008, the Company had outstanding letters of credit in the amount of $17.4 million.  Accordingly, the availability of revolving credit loans under the Credit Facility was $17.3 million at May 31, 2008.

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of May 31, 2008, the most recent measurement date, the Company was in compliance with all of these restrictive covenants under the Credit Facility.

Auction Rate Securities

As of May 31, 2008, the Company had approximately $23.5 million of short-term and long-term investments, which consisted solely of $24.5 million of auction rate securities (“ARS”) at cost, less a temporary valuation allowance of $1.0 million.  This allowance was based on an analysis of other-than-temporary impairment factors, resulting in management’s estimate of fair value given the current lack of liquidity of these investments, while taking into account the current credit quality of the underlying securities.

ARS are long-term debt instruments with interest rates that reset through scheduled auctions which occur every seven, 28 or 35 days.  Holders of ARS can either sell into the auction, bid based on a desired interest rate or hold and accept the reset rate.  If there are insufficient buyers, then the auction “fails” and holders are unable to liquidate their investment through the auction.  A failed auction is not a default of the debt instrument. The result of a failed auction is that the ARS continues to pay interest in accordance with its original terms.  Liquidity for holders, however, is limited until there is a successful auction, until such time as another market for ARS develops or the ARS are called by the issuer. Auctions continue to be held as scheduled until the ARS matures or until the issue is called. All of the Company’s ARS are collateralized by student loans and currently have AAA (S&P) or Aaa (Moody’s) credit ratings.  As of May 31, 2008, the repayment of the student loans for approximately 85% of the ARS, which serve as collateral for the ARS held by the Company, is substantially backed by the United States government.  Until February 2008, the ARS market was liquid and auctions for ARS held by the Company did not fail. However, in February 2008, a substantial number of auctions failed, meaning there was not enough demand to sell the entire issue at auction.  Auctions for the Company’s ARS have continued to fail through the date of this report.

Based on current market conditions, management believes that it is likely that auctions related to the Company’s ARS will continue to be unsuccessful for the near term.  Unsuccessful auctions have limited the Company’s ability to access these funds.  Management anticipates the liquidity of the ARS will continue to be restricted until there is a successful auction or until such time as another market for the ARS develops or until the ARS are called by the issuer.  The Company reclassified the ARS to long-term investments at March 1, 2008 to reflect the lack of liquidity of these investments.  As of May 31, 2008, the Company had approximately $93.0 million of cash, cash equivalents and short-term investments.  Management believes it has sufficient balances of cash and cash equivalents to meet its working capital requirements and liquidity needs in fiscal 2009.

In June 2008, following the closing of the Company’s first quarter of fiscal 2009, the Company was notified by two of the ARS issuers that $5.0 million of the Company’s ARS in the aggregate would be called.  One ARS issue for $3.5 million was retired at par on July 1, 2008, and another ARS issue for $1.5 million was retired at par on July 9, 2008.  As a result, the Company reclassified $5.0 million of its ARS to short-term investments as of May 31, 2008, and reduced the ARS temporary valuation allowance by approximately $186,000 for the amount of the allowance relating to the called ARS issues.

The Company reviews impairments associated with its ARS in accordance with EITF 03-1 and FASB Staff Position SFAS Nos. 115-1 and 124-1, “The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as “temporary” or “other-than-temporary.”  A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity.  Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary.  The Company’s management currently believes that all of the impairment related to its ARS is temporary.  The factors evaluated to differentiate between temporary and other-than-temporary include an assessment of the credit quality of the underlying collateral,  credit ratings actions and the recent call in July 2008 of $5.0 million of the Company’s investment in ARS at par plus accrued interest.  No tax benefit has been provided for this allowance as a loss, if any, would be capital in nature.

Merchandise Sourcing

The Company directly imported approximately 84% of its total merchandise purchases in the first three months of fiscal 2009.  Substantially all of its remaining merchandise purchases were made from domestic importers.  This reliance on sourcing from foreign countries may cause the Company to be exposed to certain risks as indicated below and as discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 1, 2008.

Import restrictions, including tariffs and quotas, and changes in such restrictions, could affect the import of apparel and might result in increased costs, delays in merchandise receipts or reduced supplies of apparel available to the Company, and could have an adverse effect on the Company’s business, financial condition and results of operations.  The Company’s merchandise flow could also be adversely affected by political instability in any of the countries where its merchandise is manufactured or by changes in the United States’ governmental policies toward such foreign countries.  In addition, merchandise receipts could be delayed due to interruptions in air, ocean and ground shipments.

A substantial portion of the Company’s directly imported merchandise is manufactured in Southeast Asia.  The majority of these goods are currently produced in China, Hong Kong, Indonesia and Singapore.  The Company is not presently importing merchandise produced in the Middle East.

The Company purchased approximately 11% and 9% of its merchandise from its largest overseas supplier during the first three months of fiscal 2009 and 2008, respectively.  Although the Company has an established operating history with its largest vendor, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it will be able to shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on the Company’s financial position and results of operations.

In the first quarter of fiscal 2009, the Company purchased approximately 53% of its merchandise through one buying agent.  The Company has begun the process of establishing relationships with additional primary suppliers, which are intended to reduce its reliance on the Agent.  The Agent also has informed the Company that it desires to cease serving as an intermediary with manufacturers on behalf of Christopher & Banks.  Therefore, the Company and the Agent have agreed that their current arrangement will be phased out by the end of December 2008.  While management believes the actions it is taking to mitigate the risks of reliance on the Agent will be successful, any significant disruption in supply from vendors working through the Agent could have a material adverse impact on the Company’s financial position and results of operations.

Quarterly Results and Seasonality

The Company’s quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, timing of new store openings, adverse weather conditions, shifts in the timing of certain holidays and customer response to the Company’s seasonal merchandise mix.

Inflation

As the operations of the Company are influenced by general economic conditions, the Company’s management believes that inflation, resulting particularly from higher gasoline and food costs, had a negative effect on the Company’s results of operations during the quarter ended May 31, 2008.  Management does not believe that inflation had a material effect on the Company’s results of operations during the quarter ended June 2, 2007.

Forward-Looking Statements

The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance.  These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2008, which could cause actual results to differ materially from historical results or those anticipated.

The words or phrases “will likely result,” “are expected to,” “will continue,” “estimate,” “project,” “believe,” “expect, “ “anticipate,” “forecast” and similar expressions are intended to identify forward-looking statement within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  In particular, the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Quarterly Report on Form 10-Q.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made.  In addition, the Company wishes to advise readers that the factors listed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2008, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates.  The Company’s results of operations could be negatively impacted by decreases in interest rates on its investments, including its investments in Auction Rate Securities.  Please see Note 2 to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation for further information regarding the Company’s investments in Auction Rate Securities.

The Company is potentially exposed to market risk from changes in interest rates relating to its Credit Facility with Wells Fargo Bank.  Loans under the Credit Facility bear interest at Wells Fargo’s prime rate, 5.00% as of May 31, 2008, less 0.25%.  However, the Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first quarters of fiscal 2009 or fiscal 2008 and, given its existing liquidity position, does not expect to utilize the Credit Facility in the reasonably foreseeable future except for its use of the Credit Facility to import merchandise utilizing letters of credit.

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

ITEM 4.
CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, the Company’s management has evaluated the effectiveness and design of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)       Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.
Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, any such liability is not expected to have a material adverse impact on the Company’s financial position or results of operations.

ITEM 1A.
RISK FACTORS

The factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 1, 2008 should be carefully considered as they could materially affect the Company’s business, financial condition or future results.

ITEM 2.
UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS

In fiscal 2008, the Company’s Board of Directors authorized and subsequently announced a one-year stock repurchase program enabling the Company to purchase up to $20 million of its common stock, subject to market conditions.  No repurchases were executed under the program in the first quarter of fiscal 2009.  As of May 24, 2008, the expiration date of the repurchase program, the Company had repurchased 948,800 shares of its common stock under the program for a total cost, including commissions, of approximately $12.1 million.

ITEM 3.
DEFAULTS UPON
SENIOR SECURITIES

None.

ITEM 4.
SUBMISSION OF MATTERS TO
A VOTE OF SECURITY HOLDERS

None.

ITEM 5.
OTHER INFORMATION

None.

ITEM 6.
EXHIBITS

3.1

Restated Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2006 filed May 11, 2006)

3.2	*	Second Amended and Restated By-Laws of the Company, as amended through May 21, 2008

4.1	*	Form of certificate for shares of common stock of Christopher & Banks Corporation

10.1

Second Amendment, dated May 23, 2008, to the Amended and Restated Credit and Security Agreement, dated November 4, 2005, by and between Christopher & Banks, Inc., Christopher & Banks Company and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 29, 2008)

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated:	July 10, 2008	By	/S/ LORNA E. NAGLER

Lorna E. Nagler
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	July 10, 2008	By	/S/ ANDREW K. MOLLER

Andrew K. Moller
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

INDEX TO EXHIBITS

Exhibit No.	Description

3.1

Restated Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2006 filed May 11, 2006)

3.2*	Second Amended and Restated By-Laws of the Company, as amended through May 21, 2008

4.1*	Form of certificate for shares of common stock of Christopher & Banks Corporation

10.1

Second Amendment, dated May 23, 2008, to the Amended and Restated Credit and Security Agreement, dated November 4, 2005, by and between Christopher & Banks, Inc., Christopher & Banks Company and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 29, 2008)

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