Form 10-K/A
period 2008-03-01
CHRISTOPHER & BANKS CORP
filed 2008-07-23
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended March 1, 2008, initially filed with the Securities and Exchange Commission on May 15, 2008 (the “Original Filing”), is being filed to amend Item 8 in the Original Filing to add the name of our independent registered public accounting firm to the signature line of the Report of Independent Registered Public Accounting Firm contained therein.  The accounting firm delivered a signed copy of its report to us prior to our making the Original Filing.  Item 9A is being re-filed in this Form 10-K/A because it incorporates by reference the Report of Independent Registered Public Accounting Firm included in Item 8.  In addition, Item 15 of the Original Filing has been amended to contain (1) revised incorporation by reference language for Exhibit 3.1, (2) a currently dated consent from our independent registered public accounting firm, and (3) currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  Such consent and certifications are attached to this Form 10-K/A as Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2.

Except for the foregoing amended information, this Form 10-K/A does not amend or update any other information contained in the Original Filing.

PART II

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

/s/ PricewaterhouseCoopers LLP

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

The effectiveness of the Company’s internal control over financial reporting as of March 1, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 2.

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

10.52#	Amendment No. 1 to the Executive Employment Agreement Between Christopher & Banks Corporation and Lorna Nagler, effective as of April 30, 2008**
14.1	Code of Conduct (incorporated herein by reference as Exhibit 14.1 to Current Report on Form 8-K filed February 27, 2008)
21.1#	Subsidiaries of Company
23.1*	Consent of Independent Registered Public Accounting Firm
24.1#	Powers of Attorney
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith

** Management agreement or compensatory plan or arrangement

#   Previously filed with the original Annual Report on Form 10-K for the fiscal year ended March 1, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 23, 2008.

CHRISTOPHER & BANKS CORPORATION

By:	/S/ LORNA E. NAGLER
Lorna Nagler
President and Chief Executive Officer