Form 10-Q
period 2008-08-30
CHRISTOPHER & BANKS CORP
filed 2008-10-09
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission File Number 001-31390

CHRISTOPHER & BANKS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	06 - 1195422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES      ☐              NO      ☒

As of September 26, 2008, 35,499,805 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	August 30,	March 1,	September 1,
	2008	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$84,036,754	$78,492,297	$47,421,468
Short-term investments	—	—	43,450,000
Accounts receivable	4,311,102	5,222,976	5,713,892
Merchandise inventories	51,531,569	43,840,338	50,164,552
Prepaid expenses	12,176,189	11,597,280	10,970,362
Other current assets	6,221,750	9,482,393	8,813,608
Total current assets	158,277,364	148,635,284	166,533,882
Property, equipment and improvements, net	131,771,577	133,598,580	132,583,350
Long-term investments	18,535,577	23,350,000	—
Goodwill	—	—	3,587,052
Other assets	6,680,785	6,207,858	3,065,575
Total assets	$315,265,303	$311,791,722	$305,769,859

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,289,914	$15,380,692	$12,407,603
Accrued salaries, wages and related expenses	9,192,422	9,246,050	8,158,886
Other accrued liabilities	27,356,950	28,040,623	20,046,848
Total current liabilities	47,839,286	52,667,365	40,613,337
Non-current liabilities:
Deferred lease incentives	24,190,711	24,854,278	23,332,654
Deferred rent obligations	10,880,462	11,720,689	11,429,871
Other	4,450,236	3,722,195	3,607,544
Total non-current liabilities	39,521,409	40,297,162	38,370,069

Commitments	—	—	—
Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000,000 shares authorized, none outstanding	—	—	—
Common stock — $0.01 par value, 74,000,000 shares authorized, 45,324,403, 45,050,290 and 44,950,343 shares issued and 35,520,605, 35,259,572 and 35,772,325 shares outstanding at August 30, 2008, March 1, 2008 and September 1, 2007, respectively	453,244	450,503	449,503
Additional paid-in capital	111,510,432	110,359,847	107,812,881
Retained earnings	229,814,314	221,928,654	224,233,794
Common stock held in treasury, 9,803,798, 9,790,718 and 9,178,018 shares at cost at August 30, 2008, March 1, 2008 and September 1, 2007, respectively	(112,858,959)	(112,711,809)	(105,709,725)
Accumulated other comprehensive income (loss)	(1,014,423)	(1,200,000)	—
Total stockholders’ equity	227,904,608	218,827,195	226,786,453
Total liabilities and stockholders’ equity	$315,265,303	$311,791,722	$305,769,859

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended
	August 30,	September 1,
	2008	2007
Net sales	$131,636,653	$141,127,615

Costs and expenses:
Merchandise, buying and occupancy, exclusive of depreciation and amortization	81,453,282	90,594,806
Selling, general and administrative	41,414,130	40,626,872
Depreciation and amortization	7,967,103	5,510,041
Total costs and expenses	130,834,515	136,731,719

Operating income	802,138	4,395,896

Interest income	586,025	1,160,228

Income before income taxes	1,388,163	5,556,124

Income tax provision	552,489	2,166,888

Net income	$835,674	$3,389,236

Basic earnings per common share:

Net income	$0.02	$0.09

Basic shares outstanding	35,098,661	35,846,747

Diluted earnings per common share:

Net income	$0.02	$0.09

Diluted shares outstanding	35,122,385	35,948,514

Dividends per share	$0.06	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Six Months Ended
	August 30,	September 1,
	2008	2007
Net sales	$291,279,457	$290,498,949

Costs and expenses:
Merchandise, buying and occupancy, exclusive of depreciation and amortization	171,926,286	177,510,927
Selling, general and administrative	86,226,867	79,705,995
Depreciation and amortization	14,425,446	10,805,168
Total costs and expenses	272,578,599	268,022,090

Operating income	18,700,858	22,476,859

Interest income	1,412,592	2,219,251

Income before income taxes	20,113,450	24,696,110

Income tax provision	8,005,153	9,631,483

Net income	$12,108,297	$15,064,627

Basic earnings per common share:

Net income	$0.35	$0.42

Basic shares outstanding	35,086,015	35,900,270

Diluted earnings per common share:

Net income	$0.34	$0.42

Diluted shares outstanding	35,111,930	36,010,301

Dividends per share	$0.12	$0.12

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	August 30,	September 1,
	2008	2007
Cash flows from operating activities:
Net income	$12,108,297	$15,064,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,204,896	10,805,168
Impairment of store assets	1,220,550	—
Deferred income taxes	(1,207,223)	(6,725,847)
Excess income tax benefit on exercise of stock options	—	(21,152)
Stock-based compensation expense	1,153,326	940,808
Loss on disposal of furniture, fixtures and equipment	348,350	114,707
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	911,874	(1,232,268)
Decrease (increase) in merchandise inventories	(7,691,231)	2,190,392
Increase in prepaid expenses	(578,909)	(303,941)
Decrease in other current assets	3,914,466	300,320
(Increase) decrease in other assets	6,338	(60,353)
Decrease in accounts payable	(4,090,778)	(3,953,255)
Increase (decrease) in accrued liabilities and income taxes payable	(884,451)	(1,756,477)
Increase (decrease) in deferred lease incentives	(663,567)	(313,607)
Increase (decrease) in deferred rent obligations	(840,227)	751,530
Increase in other liabilities	728,041	3,607,544
Net cash provided by operating activities	17,639,752	19,408,196

Cash flows from investing activities:
Purchases of property, equipment and improvements	(12,872,658)	(15,599,274)
Purchases of investments	—	(61,100,000)
Sales of investments	5,000,000	65,925,000
Net cash used in investing activities	(7,872,658)	(10,774,274)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	43,073
Dividends paid	(4,222,637)	(4,314,790)
Excess income tax benefit on exercise of stock options	—	21,152
Acquisition of common stock held in treasury	—	(10,953,287)
Net cash used in financing activities	(4,222,637)	(15,203,852)

Net increase (decrease) in cash and cash equivalents	5,544,457	(6,569,930)

Cash and cash equivalents at beginning of period	78,492,297	53,991,398

Cash and cash equivalents at end of period	$84,036,754	$47,421,468

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

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary to present fairly the Company’s financial position as of August 30, 2008 and September 1, 2007, and its results of operations and cash flows for the six month periods ended August 30, 2008 and September 1, 2007.  All such adjustments are of a normal, recurring nature.

Recently Issued Accounting Pronouncements

                In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  In February 2008, the FASB issued Staff Positions (“FSPs”) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning March 2, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated results of operations or financial condition for the six months ended August 30, 2008. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company.  Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  The effects of these remaining aspects of SFAS No. 157 are to be applied by the Company to fair value measurements prospectively beginning March 1, 2009. The Company does not expect them to have a material impact on the Company’s consolidated results of operations or financial condition.  Please refer to Note 12 for disclosures related to our initial adoption of SFAS No. 157.

                In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity reports unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred and not deferred.  SFAS No. 159 also established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 was effective for financial statements issued for fiscal years beginning after November 15, 2007 (March 2, 2008 for the Company).  At the effective date, an entity could elect the fair value option for eligible items that existed at that date.  If an entity elected the fair value option, the entity was required to report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company did not elect the fair value option for eligible items that existed as of March 2, 2008.

NOTE 2 — EXIT OF ACORN BUSINESS

                On July 31, 2008, the Company announced its decision to exit its Acorn division business when management concluded, after a comprehensive review and evaluation, that the concept had not demonstrated the potential to deliver an acceptable long-term return on the Company’s investment.  On July 30, 2008, the Company’s Board of Directors authorized a plan to close all of the Company’s 36 Acorn stores by December 31, 2008.  This decision will allow the Company to focus its resources on its two core brands, Christopher & Banks and C.J. Banks.

                In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), during the three months ended August 30, 2008, the Company recorded a pre-tax charge of $1.2 million related to the impairment of long-lived Acorn assets, including approximately $1.1 million of property and equipment and $0.1 million of other intangible assets.  The non-cash charge is reported as a component of depreciation and amortization expense in the Company’s Condensed Consolidated Statement of Income.

                In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”), in the third and fourth quarters of fiscal 2009 the Company estimates it will recognize between $5.4 million and $8.4 million of pre-tax cash charges consisting of real estate operating lease termination-related costs, retention and severance expenses and miscellaneous store closing and other associated costs.  These estimated costs and charges are preliminary and may vary materially based on various factors, including timing in execution of the exit plan, the outcome of lease termination negotiations with landlords, the degree of success in liquidating the Acorn inventory, the amount of retention and severance payments ultimately made to Acorn employees and changes in management’s assumptions and projections.

                In the third quarter of fiscal 2009, upon the substantial completion of the Company’s exit strategy, the Company anticipates it will report its Acorn operations as discontinued operations in the consolidated financial statements for all periods presented in accordance with SFAS No. 144.

NOTE 3 — INVESTMENTS

The Company’s investments consisted of the following:

	August 30,	March 1,	September 1,
Description	2008	2008	2007

Tax-advantaged, auction rate, available-for-sale securities:
Short-term	$—	$—	$43,450,000
Long-term	18,535,577	23,350,000	—

	$18,535,577	$23,350,000	$43,450,000

                As of August 30, 2008, the Company had approximately $18.5 million of long-term investments, which consisted solely of $19.5 million of auction rate securities (“ARS”) at cost, less a temporary valuation allowance of $1.0 million.  This valuation allowance was based on an analysis of other-than-temporary impairment factors, resulting in management’s estimate of fair value, given the current lack of liquidity of these investments, while taking into account the current credit quality of the underlying securities.

                ARS are long-term debt instruments with interest rates that may reset through scheduled and successful auctions which may occur every seven, 28 or 35 days.  Holders of ARS can either sell into the auction, bid based on a desired interest rate or hold and accept the reset rate.  If there are insufficient buyers, then the auction “fails” and holders are unable to liquidate their investment through the auction.  A failed auction is not a default of the debt instrument. The result of a failed auction is that the ARS continues to pay interest in accordance with its original terms. Liquidity, however, for holders is limited until there is a successful auction, until such time as another market for ARS develops or the ARS are called by the issuer. Auctions continue to be held as scheduled until the ARS matures or until the issue is called. All of the Company’s ARS are collateralized by student loans and currently have AAA (S&P) or Aaa (Moody’s) credit ratings.

                As of August 30, 2008, the repayment of approximately 80% of the student loans, which serve as collateral for the ARS held by the Company, is substantially backed by the United States government.  Until February 2008, the ARS market was liquid and auctions for ARS held by the Company did not fail. However, in February 2008, a substantial number of auctions failed, meaning there was not enough demand to sell the entire issue at auction.  Auctions for the ARS held by the Company began to fail in February 2008 and have continued to fail up to and as of the date of this report.

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

                All of the ARS owned by the Company were purchased from UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”) and are held, for the benefit of the Company, by UBS.  On August 8, 2008, UBS announced a settlement in principle with the Securities and Exchange Commission, the New York Attorney General and other state regulatory agencies to restore liquidity to remaining clients who hold ARS.  Under the settlement, the Company will be able to redeem its ARS at par during a two-year time period beginning June 30, 2010.  During this time, the Company may choose to continue to hold some or all of its ARS and earn interest or sell some or all of them to UBS at par plus accrued interest.

                The Company reclassified its ARS to long-term investments at March 1, 2008 to reflect the lack of liquidity of these investments.  As of August 30, 2008, the Company had approximately $84.0 million of cash and cash equivalents.  Management believes the Company has sufficient balances of cash and cash equivalents to meet the Company’s working capital requirements and liquidity needs in fiscal 2009.

                The Company reviews impairments associated with its ARS in accordance with EITF 03-1 and FASB Staff Position SFAS Nos. 115-1 and 124-1, “The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as “temporary” or “other-than-temporary.”  A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity.  The unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary.  The Company’s management currently believes that all of the impairment related to its ARS is temporary.  The factors evaluated to differentiate between temporary and other-than-temporary include an assessment of the credit quality of the underlying collateral, credit ratings actions and the Company’s ability to hold the securities to maturity.  No tax benefit has been provided for this allowance because a loss, if any, would be a capital loss.

NOTE 4 — MERCHANDISE INVENTORIES AND SOURCES OF SUPPLY

Merchandise inventories consisted of the following:

	August 30,	March 1,	September 1,
Description	2008	2008	2007

Merchandise - in store	$39,959,578	$37,303,879	$40,159,538
Merchandise - in transit	11,571,991	6,536,459	10,005,014

	$51,531,569	$43,840,338	$50,164,552

The Company does not have long-term purchase commitments or arrangements with any of its suppliers or agents.  The Company purchased approximately 13% and 14% of its merchandise from its largest overseas supplier during the first six months of fiscal 2009 and 2008, respectively.  Although the Company has an established operating history with its largest vendor, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it will be able to shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on the Company’s financial position and results of operations.

In the three and six month periods ended August 30, 2008, the Company purchased approximately 33% and 42% of its merchandise through one buying agent (the “Agent”), respectively.  The Company has begun the process of establishing relationships with additional primary suppliers, which are intended to reduce its reliance on the Agent.  The Agent also has informed the Company that it desires to cease serving as an intermediary with manufacturers on behalf of Christopher & Banks.  Therefore, the Company and the Agent have agreed that their current arrangement will be discontinued at the end of December 2008.  While management believes the actions it is taking to mitigate the risks of reliance on the Agent will be successful, any significant disruption in supply from vendors working through the Agent could have a material adverse impact on the Company’s financial position and results of operations.

NOTE 5 — PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following:

	Estimated	August 30,	March 1,	September 1,
Description	Useful Life	2008	2008	2007

Land	—	$1,596,898	$1,596,898	$1,596,898
Corporate office, distribution center and related building improvements	25 years	12,014,667	12,014,667	11,823,129
Store leasehold improvements	Term of related lease, typically 10 years	100,131,040	97,525,439	90,623,054
Store furniture and fixtures	Three to 10 years	116,741,484	113,585,852	105,637,453
Computer hardware and software	Three to five years	27,696,814	21,595,000	15,985,314
Corporate office and distribution center furniture, fixtures and equipment	Seven years	2,978,430	3,055,898	2,868,716
Construction in progress	—	8,955,510	9,474,738	10,410,235
		270,114,843	258,848,492	238,944,799
Less accumulated depreciation and amortization		138,343,266	125,249,912	106,361,449

Net property, equipment and improvements		$131,771,577	$133,598,580	$132,583,350

NOTE 6 — ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	August 30,	March 1,	September 1,
Description	2008	2008	2007

Gift card, certificate and store credit liabilities	$8,432,457	$13,545,500	$8,104,900
Accrued un-invoiced merchandise inventory receipts	9,523,134	4,949,370	2,095,685
Accrued workers compensation self-insurance liability	2,449,579	2,252,571	1,895,162
Accrued income, sales and other taxes payable	2,434,385	2,161,038	2,934,270
Accrued occupancy-related expenses	1,632,248	992,584	1,219,971
Other	2,885,147	4,139,560	3,796,860

	$27,356,950	$28,040,623	$20,046,848

NOTE 7 — CREDIT FACILITY

                The Company maintains an Amended and Restated Revolving Credit Facility (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  The Credit Facility provides the Company with revolving credit loans and letters of credit of up to $50.0 million, in the aggregate, subject to a borrowing base formula based on inventory levels.

In the first quarter of fiscal 2009, the Company and Wells Fargo entered into a Second Amendment to the Credit Facility (the “Second Amendment”).  The Second Amendment extended the maturity date of the Credit Facility by three years from June 30, 2008 to June 30, 2011.  In addition, the Second Amendment reduced the interest rate under the Credit Facility from the prime rate plus 0.25% to the prime rate minus 0.25%.  As of August 30, 2008, Wells Fargo’s prime rate was 5.0%.  The Second Amendment also provided the Company with the ability to borrow under the Credit Facility at an interest rate tied to the London Interbank Market Offered Rate (LIBOR), which was 3.2% as of August 30, 2008.

                Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion as defined in the agreement, and a collateral monitoring fee.  For the six months ended August 30, 2008, fees related to the Credit Facility totaled $17,900.  Borrowings under the Credit Facility are collateralized by the Company’s equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Credit Facility during the first six months of fiscal 2009.  Historically, the Credit Facility has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at August 30, 2008 was $38.1 million.  As of August 30, 2008, the Company had outstanding letters of credit in the amount of $12.4 million.  Accordingly, the availability of revolving credit loans under the Credit Facility was $25.7 million at August 30, 2008.

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of August 30, 2008, the most recent measurement date, the Company was in compliance with all of these restrictive covenants under the Credit Facility.

NOTE 8 — STOCKHOLDERS’ EQUITY

In fiscal 2008, the Company’s Board of Directors authorized and subsequently announced a one-year stock repurchase program enabling the Company to purchase up to $20 million of its common stock, subject to market conditions.  As of May 24, 2008, the expiration date of the repurchase program, the Company had repurchased 948,800 shares of its common stock under the program for a total cost, including commissions, of approximately $12.1 million.  No repurchases were made under the program in the first six months of fiscal 2009.

NOTE 9 — STOCK-BASED COMPENSATION

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

Total pre-tax compensation expense related to stock-based awards for the three months ended August 30, 2008 and September 1, 2007 was approximately $524,000 and $482,000, respectively.  For the six months ended August 30, 2008 and September 1, 2007, pre-tax stock-based compensation expense totaled approximately $1.2 million and $941,000, respectively.  Stock-based compensation expense was included in merchandise, buying and occupancy expenses for the Company’s buying and distribution employees and in selling, general and administrative expenses for all other employees.

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

The weighted average assumptions relating to the valuation of the Company’s stock option grants for the three and six month periods ended August 30, 2008 and September 1, 2007 were as follows:

	Three Months Ended		Six Months Ended
	August 30,	September 1,	August 30,	September 1,
	2008	2007	2008	2007
Expected divdend yield	2.56%	1.43%	2.34%	1.35%
Expected volatility	52.02%	44.38%	49.31%	44.77%
Risk-free interest rate	3.02%	4.43%	2.72%	4.51%
Expected term in years	3.36	4.07	4.38	4.17

Stock-Based Compensation Activity

                The following table presents a summary of the Company’s stock option activity for the six months ended August 30, 2008:

					Weighted
		Weighted			Average
	Number	Average	Aggregate	Weighted	Remaining
	of	Exercise	Intrinsic	Average	Contractual
	Shares	Price	Value	Fair Value	Life

Outstanding, beginning of period	1,889,454	$18.83	$156,593	$6.79
Vested	1,485,011	19.34	156,593	6.83
Unvested	404,443	16.97	—	6.63
Granted	394,250	10.02	114,941	3.59
Exercised	—	—	—	—
Canceled - Vested	(215,198)	22.54	7,461	7.44
Canceled - Unvested (Forfeited)	(32,231)	15.95	—	6.00
Outstanding, end of period	2,036,275	16.83	264,073	6.12	6.13
Vested	1,339,705	18.87	149,132	6.78	4.52
Unvested	696,570	12.90	114,941	4.87	9.21
Exercisable, end of period	1,339,705	18.87	149,132	6.78	4.52

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

                The following table presents a summary of the Company’s restricted stock activity for the six months ended August 30, 2008:

	Number	Aggregate	Weighted
	of	Intrinsic	Average
	Shares	Value	Fair Value

Unvested, beginning of period	118,484	$1,139,816	$16.26
Granted	307,733	2,960,391	9.79
Vested	(41,666)	400,827	12.28
Canceled - Unvested (Forfeited)	(15,575)	149,832	14.70
Unvested, end of period	368,976	3,549,549	11.38

NOTE 10 — INCOME TAXES

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

                As of August 30, 2008, the Company’s liability for unrecognized tax benefits associated with uncertain tax positions was approximately $4.5 million and the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2.5 million.   The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense.  At August 30, 2008 the Company had accrued approximately $0.8 million for the potential payment of interest and penalties.

                The Company and its subsidiaries are subject to U.S. federal income tax and the income tax of various state and local jurisdictions.  The Internal Revenue Service has completed its audit for tax years through fiscal 2006.  The Company is not subject to state income tax examination by taxing authorities for taxable years prior to fiscal 2004.  At August 30, 2008, the Company did not expect its liability for unrecognized tax benefits to significantly increase or decrease over the next year.

NOTE 11 — NET INCOME PER SHARE

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

The following is a reconciliation of the number of shares and per share amounts used in the basic and diluted EPS computations:

	Three Months Ended
	August 30, 2008		September 1, 2007
		Net		Net
		Income		Income
	Shares	Per Share	Shares	Per Share

Basic	35,098,661	$0.02	35,846,747	$0.09
Effect of dilution from stock-based compensation plans	23,724	—	101,767	—

Diluted	35,122,385	$0.02	35,948,514	$0.09

	Six Months Ended
	August 30, 2008		September 1, 2007
		Net		Net
		Income		Income
	Shares	Per Share	Shares	Per Share

Basic	35,086,015	$0.35	35,900,270	$0.42
Effect of dilution from stock-based compensation plans	25,915	(0.01)	110,031	—

Diluted	35,111,930	$0.34	36,010,301	$0.42

Stock options of 2,135,890 and 2,137,323 were excluded from the shares used in the computation of diluted EPS for the three and six month periods ended August 30, 2008, respectively, as they were anti-dilutive.  Stock options of 1,711,179 and 1,639,179 were excluded from the shares used in the computation of diluted EPS for the three and six month periods ended September 1, 2007 as they were anti-dilutive.

NOTE 12 — FAIR VALUE MEASUREMENTS

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

                For the Company, effective March 1, 2008, fair value under SFAS No. 157 (as impacted by FSP Nos. 157-1 and 157-2) principally applied to financial assets and liabilities such as available-for-sale investments (included in short and long-term investments in the Consolidated Balance Sheet).  These items were previously and will continue to be marked-to-market at each reporting period; however, the definition of fair value used for these mark-to-markets is now applied using SFAS No. 157.  The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities.  Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis subsequent to the effective date of SFAS No. 157 (as impacted by FSP Nos. 157-1 and 157-2).

                Following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value:

Available-for-sale investment securities — auction rate securities (“ARS”):

                As discussed in Note 3, auctions for ARS held by the Company failed beginning in February 2008 and have continued to fail through the date of this report.  As a result, investments in ARS are valued to reflect the current lack of liquidity of these investments while taking into account the credit quality of the underlying securities.

                The following table provides information by level for assets and liabilities that are measured at fair value, as defined by SFAS No. 157, on a recurring basis.

	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	August 30, 2008	Level 1	Level 2	Level 3
Assets:
Available-for-sale investments
Auction Rate Securities	$18,535,577	$—	$—	$18,535,577
Liabilities:	—	—	—	—

                The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

Auction Rate Securities

Beginning balance, March 1, 2008	$23,350,000

Total gains (losses):
Included in earnings	—
Included in other comprehensive income	185,577

Purchases, issuances and settlements	(5,000,000)
Transfers in and/or out of Level 3	—
Ending balance, August 30, 2008	$18,535,577

                The Company reports other comprehensive income (loss) in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”).  SFAS No. 130 established standards for the reporting and disclosure of Comprehensive Income.  In the first six months of fiscal 2009, other comprehensive income (loss) included unrealized gains or losses associated with investments classified as available for sale.  Total comprehensive income for the three months ended August 30, 2008 included only the Company’s net income of $836,000.  Total comprehensive income for the six month period ended August 30, 2008 was $12.3 million, which is the sum of the Company’s net income of $12.1 million plus the $186,000 adjustment to the Company’s allowance for the temporary impairment of long-term investments.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

                During the six months ended August 30, 2008, the Company had no measurements of assets or liabilities at fair value (as defined in SFAS No. 157) on a nonrecurring basis subsequent to their initial recognition.  As indicated in Note 1, the aspects of SFAS No. 157 for which the effective date for the Company was deferred under FSP No. 157-2 until March 1, 2009 relate to nonfinancial assets and liabilities that are measured at fair value but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.  Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, any such liability is not expected to have a material adverse impact on the Company’s financial position or results of operations.

NOTE 14 — SEGMENT REPORTING

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

Segment Reporting:

	Christopher & Banks/ C.J. Banks	Acorn	Corporate/ Administrative	Consolidated

Three Months Ended August 30, 2008:
Net sales	$128,451,122	$3,185,531	$—	$131,636,653
Operating income (loss)	18,512,530	(1,738,981)	(15,971,411)	802,138
Total assets	161,093,719	1,506,399	152,665,185	315,265,303

Three Months Ended September 1, 2007:
Net sales	$137,859,806	$3,267,809	$—	$141,127,615
Operating income (loss)	19,868,160	(655,289)	(14,816,975)	4,395,896
Total assets	175,139,394	9,976,114	120,654,351	305,769,859

	Christopher & Banks/ C.J. Banks	Acorn	Corporate/ Administrative	Consolidated
Six Months Ended August 30, 2008:
Net sales	$283,846,470	$7,432,987	$—	$291,279,457
Operating income (loss)	54,135,009	(2,401,889)	(33,032,262)	18,700,858
Total assets	161,093,719	1,506,399	152,665,185	315,265,303

Six Months Ended September 1, 2007:
Net sales	$283,380,620	$7,118,329	$—	$290,498,949
Operating income (loss)	51,906,055	(1,344,063)	(28,085,133)	22,476,859
Total assets	175,139,394	9,976,114	120,654,351	305,769,859

For the three and six month periods ended August 30, 2008, the Acorn operating loss included approximately $1.2 million of impairment charges related to store-level assets.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Form 10-Q.

Executive Overview

                Christopher & Banks Corporation, a Delaware corporation, is a Minneapolis-based retailer of women’s apparel, which operates retail stores through its wholly-owned subsidiaries.  The Company was incorporated in 1986 to acquire Braun’s Fashions, Inc., which had operated as a family-owned business since 1956.  In July 2000, the Company’s stockholders approved a change in the Company’s name from Braun’s Fashions Corporation to Christopher & Banks Corporation.

                As of August 30, 2008, the Company operated 854 stores in 46 states, including 552 Christopher & Banks stores, 266 C.J. Banks stores and 36 Acorn stores.  The Company also operates two e-commerce enabled websites at www.christopherandbanks.com and www.cjbanks.com.  The Company’s Christopher & Banks brand offers distinctive fashions featuring exclusively designed, coordinated assortments of women’s apparel in sizes 4 to 16. The Company’s C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 24W.  Its Acorn stores offer upscale women’s fashions, along with accessories, including jewelry, handbags and other gift items under private and branded labels.  On July 31, 2008, the Company announced plans to close all 36 of its Acorn stores by December 31, 2008.

Fiscal 2009 Second Quarter Summary

                The Company recorded net income of $836,000, or $0.02 per diluted share, in the second quarter of fiscal 2009.  Second quarter earnings were reduced by a non-cash, pre-tax, long-lived asset impairment charge of $1.2 million, or $0.02 per diluted share, related to the Company’s Acorn division.  Last year, the Company reported net income of $3.4 million, or $0.09 per diluted share, for the second quarter of fiscal 2008.  Same-store sales for the second quarter of fiscal 2009 declined 13 percent.  The significant decline in store traffic encountered in the first quarter of fiscal 2009 continued throughout the second quarter.  The Company utilizes traffic counters in approximately 25% of its stores and calculates its customer traffic metrics based on traffic counts from these stores.  Despite the downturn in customer traffic, merchandise margins for the second quarter increased approximately 480 basis points over last year as tight inventory controls allowed for a reduced need to mark-down merchandise.  Inventory levels at the end of the quarter were down approximately 6% on a per-store basis compared to the prior year.  While the average number of transactions per store declined significantly, both the Company’s average transaction value and average units per transaction increased in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008, which management believes was reflective of acceptance of the Company’s merchandise assortment by customers who shopped in its stores.  The Company’s product has continued to evolve from more traditional thematic styles to newer, more refined offerings which blend an elevated taste level of novelty styles with updated fabrications and silhouettes.

                In the second quarter, the Company opened three new Christopher & Banks stores and three new C.J. Banks stores.  The Company closed two Christopher & Banks stores during the quarter.

                On July 31, 2008, the Company announced its decision to exit its Acorn division business when management concluded, after a comprehensive review and evaluation, that the concept had not demonstrated the potential to deliver an acceptable long-term return on the Company’s investment.  On July 30, 2008, the Company’s Board of Directors authorized a plan to close all of the Company’s 36 Acorn stores by December 31, 2008.  This decision will enable the Company to focus its resources on its two core brands, Christopher & Banks and C.J. Banks.  During the three months ended August 30, 2008, the Company recorded a pre-tax charge of $1.2 million related to the impairment of long-lived Acorn assets, including approximately $1.1 million of property and equipment and $0.1 million of other intangible assets.  The Company estimates that, during the third and fourth quarters of fiscal 2009, it will recognize between $5.4 million and $8.4 million of pre-tax cash charges, consisting of real estate operating lease termination-related costs, retention and severance expenses and miscellaneous store closing and other associated costs.  These estimated costs and charges are preliminary and may vary materially based on various factors, including timing in execution of the exit plan, the outcome of lease termination negotiations with landlords, the degree of success in liquidating the Acorn inventory, the amount of retention and severance payments ultimately made to Acorn employees and changes in management’s assumptions and projections.

Fiscal 2009 Outlook

                In the first six months of fiscal 2009, the Company’s results were impacted by the extremely challenging domestic macro-economic environment.  Higher gasoline and food costs, combined with growing instability in the credit, stock and financial markets and increasing general economic uncertainty, have placed pressure on consumers’ spending patterns.  Weak customer traffic encountered in the first six months of the fiscal year has continued into September and early October, and the Company anticipates that this weak traffic trend, and corresponding negative impact on sales and earnings, will likely persist throughout the third quarter and into the fourth quarter of fiscal 2009.

                Given the uncertain economic environment, the Company continues to approach its real estate growth strategy cautiously.  The Company opened 12 new Christopher & Banks stores and 11 new C.J. Banks locations in the first half of the year and plans to open three new Christopher & Banks stores and three new C.J. Banks stores in the third quarter.  The Company does not plan to open any new stores in the fourth quarter of fiscal 2009.  Going forward, the Company plans to proceed cautiously with new store growth.  New store opportunities will be analyzed closely and only those with extremely compelling lease economics are expected to be approved.

                Inventory levels were down 6% on a per-store basis at the end of the second quarter of fiscal 2009 compared to the same period in fiscal 2008.  Receipts of inventory in the second half of fiscal 2009 are expected to approximate levels similar to the second half of fiscal 2008, when the Company began to implement tighter inventory controls.  As the year progresses, management intends to evaluate selling trends and make appropriate adjustments, if possible, to inventory levels in an attempt to maximize merchandise margins.

Key Business Initiatives

                During the first six months fiscal 2009, the Company continued to make progress related to several key business initiatives as described below.

The Company launched two separate e-commerce websites in February 2008 for its Christopher & Banks and C.J. Banks brands.  These websites give customers the ability to view and purchase the Company’s merchandise online at www.christopherandbanks.com and www.cjbanks.com.  The Company currently sells essentially the same selection of merchandise on its websites that it features in its Christopher & Banks and C.J. Banks stores.  The Company’s customers have responded favorably to its two e-commerce sites in the first half of fiscal 2009 and in response the Company has adjusted inventory levels for its online businesses to match anticipated demand for the remainder of the year.  In the second quarter of fiscal 2009, the Company began offering a greater selection of sizes through its e-commerce websites than are currently available in its stores.  Management believes that its websites provide the Company with an opportunity to generate incremental sales and offer convenience and product research capabilities to its customers.

                Management plans to continue to make upgrades to critical components of its information systems.  In the first quarter the Company completed the installation of new point-of-sale registers in 550 of its stores.  The new registers provide the Company with updated point-of-sale technology.  Management anticipates these new registers will help improve operating efficiencies and provide enhanced communication abilities with its stores.  In the second quarter of fiscal 2009, the Company continued the installation of a new merchandise planning and allocation system.  The system allows enhanced product allocation models which give the Company increased flexibility regarding product distribution by store sales volume, climate and customer size and fashion preferences.  In addition, the financial planning modules of this system have begun to provide the Company more in-depth product analysis capabilities.  Management expects to realize financial benefits from this system beginning in late fiscal 2009, with additional benefits expected to be realized in fiscal 2010.  The Company also substantially completed the implementation of a new suite of financial software in the second quarter of fiscal 2009.

                The Company also continues to analyze, realign and strengthen its merchandise sourcing structure.  In the three and six month periods ended August 30, 2008, the Company purchased approximately 33% and 42% of its merchandise, respectively, through one buying agent (the “Agent”).  The Company has continued the process of establishing relationships with additional primary suppliers, which are intended to reduce its reliance on the Agent.  The Agent also has informed the Company that it desires to cease serving as an intermediary with manufacturers on behalf of Christopher & Banks.  Therefore, the Company and the Agent have agreed that their current arrangement will be discontinued at the end of December 2008.  While management believes the actions it is taking to mitigate the risks of reliance on the Agent will be successful, any significant disruption in supply from vendors working through the Agent could have a material adverse impact on the Company’s financial position and results of operations.

                In order to increase awareness of its brands, the Company plans to continue expanding its marketing efforts in the second half of fiscal 2009.  The Company plans to spend approximately 1.5% of its net sales on marketing-related expenditures in fiscal 2009, compared to approximately 1.0% of sales in fiscal 2008.  The Company plans to continue its efforts to expand its customer relationship management database and, in particular, focus on increasing its number of customer e-mail contacts.  In the second half of fiscal 2009, the Company also intends to use a variety of pre-planned promotions and grassroots in-store events in an attempt to drive more customer traffic to its stores.

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

Merchandise, buying and occupancy costs, exclusive of depreciation and amortization

Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, measure whether the Company is appropriately optimizing the price of its merchandise.  Merchandise, buying and occupancy costs include the cost of merchandise, markdowns, shrink, freight into and out of the Company’s distribution center, buyer and distribution center salaries, buyer travel, rent and other occupancy-related costs, various merchandise design and development costs, miscellaneous merchandise expenses and other costs related to the Company’s distribution network.

Operating income

The Company’s management views operating income as a key indicator of the Company’s success.  The key drivers of operating income are same-store sales; merchandise, buying and occupancy costs; and the Company’s ability to control its other operating costs.

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

Inventory turnover

The Company’s management evaluates inventory turnover as a measure of how productively inventory is bought and sold.  Inventory turnover is important as it can signal slow-moving inventory, which can be critical in determining the need to take markdowns on merchandise.

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

On an ongoing basis, the Company evaluates its estimates, including those related to customer product returns, inventories, income taxes, medical and workers’ compensation claims and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  There have been no material changes in the Company’s critical accounting policies or estimates in the six months ended August 30, 2008.

Results of Operations

                The following table sets forth consolidated income statement data expressed as a percentage of net sales for the periods indicated.

	Three Months Ended		Six Months Ended
	August 30,	September 1,	August 30,	September 1,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Merchandise, buying and occupancy costs, exclusive of depreciation and amortization	61.9	64.2	59.0	61.1
Selling, general and administrative expenses	31.5	28.8	29.6	27.5
Depreciation and amortization	6.0	3.9	5.0	3.7
Operating income	0.6	3.1	6.4	7.7
Interest income	0.4	0.8	0.5	0.8
Income before income taxes	1.0	3.9	6.9	8.5
Income tax provision	0.4	1.5	2.7	3.3
Net income	0.6%	2.4%	4.2%	5.2%

Three Months Ended August 30, 2008 Compared to Three Months Ended September 1, 2007

Net Sales.  Net sales for the three months ended August 30, 2008 were $131.6 million, a decrease of $9.5 million, or approximately 7%, from $141.1 million for the three months ended September 1, 2007.  The decrease in net sales was a result of a decline in same-store sales, partially offset by sales generated from an increase in the number of stores operated by the Company.  The Company also operated two e-commerce websites in the second quarter of fiscal 2009, which were not operating in the second quarter of fiscal 2008.  The Company’s same-store sales for the second quarter of fiscal 2009 declined 13% when compared to the corresponding period in fiscal 2008.  An approximate 19% decrease in the average number of transactions per store was partially offset by an approximate 6% increase in the average value per transaction, which was attributable to a higher average retail price per unit and slightly more units sold per transaction.  In the second quarter of fiscal 2009, management believes the Company’s sales were negatively impacted by the extremely challenging domestic macro-economic environment.  Higher gasoline and food costs, combined with growing instability in the credit, stock and financial markets and increasing general economic uncertainty, have placed pressure on consumers’ spending patterns, which resulted in reduced customer traffic and a lower average number of transactions per store.  The Company operated approximately 6% more stores during the second quarter of fiscal 2009 compared to the same period in fiscal 2008, which partially offset the 13% decline in same-store sales.  At August 30, 2008, the Company operated 854 stores, compared to 807 stores at September 1, 2007.

Merchandise, Buying and Occupancy Costs, exclusive of depreciation and amortization.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $81.5 million, or 61.9% of net sales, during the second quarter of fiscal 2009, compared to $90.6 million, or 64.2% of net sales, during the same period in fiscal 2008, resulting in approximately 230 basis points of positive leverage.  The largest component of the decrease in merchandise, buying and occupancy costs, as a percentage of net sales, was related to improvements in merchandise margins.  Markdowns needed to clear inventory were less than required in last year’s second quarter as the Company maintained strong controls over inventory levels in the second quarter of fiscal 2009.  On a per-store basis, inventory was down approximately 6% at August 30, 2008 compared to September 1, 2007.  The reduction in inventory levels on a per-store basis, combined with lower markdowns, resulted in an increase in inventory turnover as compared to last year.  The Company’s retail inventory turnover increased to 3.4 for the twelve months ended August 30, 2008 from 3.0 for the twelve months ended September 1, 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended August 30, 2008 were $41.4 million, or 31.5% of net sales, compared to $40.6 million, or 28.8% of net sales, for the three months ended September 1, 2007.  The increase in selling, general and administrative expenses in the second quarter of fiscal 2009 was primarily a result of increased marketing expenditures related to the Company’s ongoing initiative to build brand awareness, higher self-insured medical costs, expenses associated with the Company’s two e-commerce websites which were not operating in the comparable period last year, increased information technology support fees related to the Company’s efforts to upgrade and enhance critical components of its information systems and higher administrative salaries resulting from increased staffing at the Company’s corporate offices.  In addition, the Company incurred $2.1 million of CEO transition-related expenses in the second quarter of fiscal 2008, with no comparable costs incurred in the second quarter of fiscal 2009.

Depreciation and Amortization.  Depreciation and amortization was $8.0 million, or 6.0% of net sales, in the second quarter of fiscal 2009, compared to $5.5 million, or 3.9% of net sales, in the second quarter of fiscal 2008.  The increase in depreciation and amortization expense was a result of capital expenditures made by the Company over the past year.  The Company opened 23 new stores in the first six months of fiscal 2009, installed new point-of-sale registers at 550 of its stores in the first quarter, and made other information technology-related improvements at its corporate office and distribution center facility in the first and second quarters.  The Company also opened 69 new stores and made upgrades to certain of its information technology systems in fiscal 2008.  In addition, depreciation and amortization expense in the second quarter of fiscal 2009 included approximately $1.2 million of long-lived asset impairment charges related to the Company’s Acorn division.  No long-lived asset impairment charges were recorded in the second quarter of fiscal 2008.

Operating Income.  As a result of the foregoing factors, operating income for the three months ended August 30, 2008 was $802,000, or 0.6% of net sales, compared to operating income of $4.4 million, or 3.1% of net sales, for the three months ended September 1, 2007.

Interest Income.  For the three months ended August 30, 2008, interest income was $586,000 compared to $1.2 million for the three months ended September 1, 2007.  The decrease resulted from lower interest rates on cash, cash-equivalents and investments in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.

Income Taxes.  Income tax expense in the second quarter of fiscal 2009 was $552,000, with an effective tax rate of 39.8%, compared to $2.2 million, with an effective tax rate of 39.0%, in the second quarter of fiscal 2008.  The increase in effective tax rate primarily resulted from a decrease in the amount of tax-exempt interest earned in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.

Net Income.  As a result of the foregoing factors, net income for the three months ended August 30, 2008 was $836,000, or 0.6% of net sales, and $0.02 per diluted share, compared to net income of $3.4 million, or 2.4% of net sales, and $0.09 per diluted share, for the three months ended September 1, 2007.

Six Months Ended August 30, 2008 Compared to Six Months Ended September 1, 2007

Net Sales.  Net sales for the six months ended August 30, 2008 were $291.3 million, an increase of $0.8 million, or approximately 0.3%, from $290.5 million for the six months ended September 1, 2007.  The increase in net sales primarily resulted from an increase in the number of stores operated by the Company, substantially offset by a decline in same-store sales.  The Company also operated two e-commerce websites in the first six months of fiscal 2009, which were not operating in the first half of fiscal 2008.  The Company operated approximately 6% more stores during the first half of fiscal 2009 compared to the same period in fiscal 2008.  At August 30, 2008, the Company operated 854 stores, compared to 807 stores at September 1, 2007.

The Company’s same-store sales for the first six months of fiscal 2009 declined 6% when compared to the corresponding period in fiscal 2008.  An approximate 15% decrease in the average number of transactions per store was partially offset by an approximate 9% increase in the average value per transaction, which was attributable to a higher average retail price per unit and slightly more units sold per transaction.  In the first half of fiscal 2009, the decline in sales was primarily attributable to reduced customer traffic and a lower average number of transactions per store resulting from the challenging macro-economic environment.  This was partially offset by strong customer response to the Company’s second “Friends and Family” promotional event held in April.

Merchandise, Buying and Occupancy Costs, exclusive of depreciation and amortization.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $171.9 million, or 59.0% of net sales, during the first half of fiscal 2009, compared to $177.5 million, or 61.1% of net sales, during the same period in fiscal 2008, resulting in approximately 210 basis points of positive leverage.  The largest component of the decrease in merchandise, buying and occupancy costs, as a percentage of net sales, was related to improvements in merchandise margins, primarily resulting from a lower level of markdowns.  Markdowns needed to clear inventory were less than required last year as the Company maintained strong controls over inventory levels in the first and second quarters of fiscal 2009.  On a per-store basis, inventory was down approximately 35% at the end of first quarter and down 6% at the end of the second quarter of fiscal 2009 compared to the corresponding periods in fiscal 2008.  The reduction in inventory levels on a per-store basis, combined with lower markdowns, resulted in an increase in inventory turnover as compared to last year.  The Company’s retail inventory turnover increased to 3.4 for the twelve months ended August 30, 2008 from 3.0 for the twelve months ended September 1, 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the six months ended August 30, 2008 were $86.2 million, or 29.6% of net sales, compared to $79.7 million, or 27.5% of net sales, for the six months ended September 1, 2007.  The increase in selling, general and administrative expenses in the first six months of fiscal 2009 was primarily a result of increased marketing expenditures related to the Company’s ongoing initiative to build brand awareness, higher self-insured medical costs, expenses associated with the Company’s two e-commerce websites which were not operating in the comparable period last year, increased information technology support fees related to the Company’s efforts to upgrade and enhance critical components of its information systems and higher administrative salaries resulting from increased staffing at the Company’s corporate offices.  In addition, the Company incurred $2.1 million of CEO transition-related expenses in the first half of fiscal 2008, with no comparable costs incurred in the first six months of fiscal 2009.

Depreciation and Amortization.  Depreciation and amortization was $14.4 million, or 5.0% of net sales, in the first half of fiscal 2009, compared to $10.8 million, or 3.7% of net sales, in the first six months of fiscal 2008.  The increase in depreciation and amortization expense was a result of capital expenditures made by the Company over the past year.  The Company opened 23 new stores in the first six months of fiscal 2009, installed new point-of-sale registers at 550 of its stores in the first quarter, and made other information technology-related improvements at its corporate office and distribution center facility in the first and second quarters.  The Company also opened 69 new stores and made upgrades to certain of its information technology systems in fiscal 2008.  In addition, depreciation and amortization expense in the first half of fiscal 2009 included approximately $1.2 million of long-lived asset impairment charges related to the Company’s Acorn division.  No long-lived asset impairment charges were recorded in the first six months of fiscal 2008.

Operating Income.  As a result of the foregoing factors, operating income for the six months ended August 30, 2008 was $18.7 million, or 6.4% of net sales, compared to operating income of $22.5 million, or 7.7% of net sales, for the six months ended September 1, 2007.

Interest Income.  For the six months ended August 30, 2008, interest income was $1.4 million compared to $2.2 million for the six months ended September 1, 2007.  The decrease in interest income resulted from lower interest rates on cash, cash-equivalents and investments in the first six months of fiscal 2009 compared to the first six months of fiscal 2008.

Income Taxes.  Income tax expense in the first half of fiscal 2009 was $8.0 million, with an effective tax rate of 39.8%, compared to $9.6 million, with an effective tax rate of 39.0%, in the first six months of fiscal 2008.  The increase in effective tax rate primarily resulted from a decrease in the amount of tax-exempt interest earned in the first half of fiscal 2009 compared to the first half of fiscal 2008.

Net Income.  As a result of the foregoing factors, net income for the six months ended August 30, 2008 was $12.1 million, or 4.2% of net sales, and $0.34 per diluted share, compared to net income of $15.1 million, or 5.2% of net sales, and $0.42 per diluted share, for the six months ended September 1, 2007.

Segment Results

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

Segment Reporting:

	Christopher & Banks/ C.J. Banks	Acorn	Corporate/ Administrative	Consolidated

Three Months Ended August 30, 2008:
Net sales	$128,451,122	$3,185,531	$—	$131,636,653
Operating income (loss)	18,512,530	(1,738,981)	(15,971,411)	802,138
Total assets	161,093,719	1,506,399	152,665,185	315,265,303

Three Months Ended September 1, 2007:
Net sales	$137,859,806	$3,267,809	$—	$141,127,615
Operating income (loss)	19,868,160	(655,289)	(14,816,975)	4,395,896
Total assets	175,139,394	9,976,114	120,654,351	305,769,859

	Christopher & Banks/ C.J. Banks	Acorn	Corporate/ Administrative	Consolidated

Six Months Ended August 30, 2008:
Net sales	$283,846,470	$7,432,987	$—	$291,279,457
Operating income (loss)	54,135,009	(2,401,889)	(33,032,262)	18,700,858
Total assets	161,093,719	1,506,399	152,665,185	315,265,303

Six Months Ended September 1, 2007:
Net sales	$283,380,620	$7,118,329	$—	$290,498,949
Operating income (loss)	51,906,055	(1,344,063)	(28,085,133)	22,476,859
Total assets	175,139,394	9,976,114	120,654,351	305,769,859

For the three and six month periods ended August 30, 2008, the Acorn operating loss included approximately $1.2 million of impairment charges related to store-level assets.  The Corporate/Administrative operating loss for the three and six month periods ended August 30, 2008 included $69,000 of impairment charges related to intangible assets.

Historically, the Company’s Acorn segment has had a relatively small negative impact on the Company’s consolidated results of operations.  In the six months ended August 30, 2008 and September 1, 2007, net sales from the Christopher & Banks/C.J. Banks segment comprised approximately 98% of the Company’s total net sales.

Liquidity and Capital Resources

The Company’s principal on-going cash requirements are to finance the construction of new stores and the remodeling of certain existing stores, to make technology-related and other capital expenditures, to purchase merchandise inventory and to fund other working capital requirements.  Merchandise purchases vary on a seasonal basis, peaking in the fall.  As a result, the Company’s cash requirements historically reach their peak in October or November, during the Company’s third fiscal quarter.  Conversely, cash balances peak in the fourth quarter in January, after the holiday season is completed.

Net cash provided by operating activities

Net cash provided by operating activities totaled $17.6 million in the first six months of fiscal 2009, a decrease of $1.8 million from $19.4 million for the first six months of fiscal 2008.  Significant fluctuations in the Company’s working capital accounts included a $7.7 million increase in inventory, a $4.1 million decrease in accounts payable and a $3.9 million decrease in other current assets.  The Company began fiscal 2009 with inventory levels down 22% on a per-store basis compared to the beginning of fiscal 2008.  By the end of the second quarter of fiscal 2009, inventory levels more closely approximated prior year levels, with inventory per-store down approximately 6% over the same period in fiscal 2008.  In fiscal 2008, the Company began implementing tighter inventory controls in the second half of the year.  The decrease in accounts payable resulted from shifts in timing of merchandise receipts and payment of related vendor invoices.  Other current assets declined due to a decrease in income taxes receivable related to the amount and timing of estimated income tax payments.  The remainder of the change in cash provided by operating activities was substantially the result of net income earned during the first six months of the year, after adjusting for non-cash charges including depreciation expense, asset impairment charges, deferred income taxes, stock-based compensation expense, loss on the disposal of furniture, fixtures and equipment and various other changes in the Company’s other operating assets and liabilities.

Net cash used in investing activities

Net cash used in investing activities in the first six months of fiscal 2009 included approximately $12.9 million of capital expenditures, partially offset by $5.0 million of redemptions of investments.  The Company opened 23 new stores, completed remodeling of eight existing stores and installed new point-of-sale registers in 550 of its stores in the first half of fiscal 2009.  The Company also made other information technology-related investments at its stores, corporate office and distribution center facility during the six months ended August 30, 2008.

The Company is planning to fund approximately $5 million to $7 million of additional capital expenditures in the second half of fiscal 2009.  The Company anticipates it will open six additional new stores in the third quarter of fiscal 2009.  Three of the new stores are planned to be Christopher & Banks locations and three are planned to be C.J. Banks.  The Company is not planning to open any stores in the fourth quarter, although some capital spending in the fourth quarter relating to stores planned to open in the first quarter of fiscal 2010 is expected to occur.  In addition, the Company plans to continue to make further information-technology related improvements at its stores in the second half of fiscal 2009.  The Company expects its cash and cash equivalents, combined with cash flows from operations, to be sufficient to meet its capital expenditure, working capital and other requirements for liquidity in fiscal 2009.

Net cash used in financing activities

Net cash of $4.2 million was used in financing activities in the first six months of fiscal 2009 as the Company declared and paid two quarterly cash dividends together totaling approximately $4.2 million.

                The Company maintains an Amended and Restated Revolving Credit Facility (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  The Credit Facility provides the Company with revolving credit loans and letters of credit of up to $50.0 million, in the aggregate, subject to a borrowing base formula based on inventory levels.

In the first quarter of fiscal 2009, the Company and Wells Fargo entered into a Second Amendment to the Credit Facility (the “Second Amendment”).  The Second Amendment extended the maturity date of the Credit Facility by three years from June 30, 2008 to June 30, 2011.  In addition, the Second Amendment reduced the interest rate under the Credit Facility from the prime rate plus 0.25% to the prime rate minus 0.25%.  As of August 30, 2008, Wells Fargo’s prime rate was 5.0%.  The Second Amendment also provided the Company with the ability to borrow under the Credit Facility at an interest rate tied to the London Interbank Market Offered Rate (LIBOR), which was 3.2% as of August 30, 2008.

                Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion as defined in the agreement, and a collateral monitoring fee.  For the six months ended August 30, 2008, fees related to the Credit Facility totaled $17,900.  Borrowings under the Credit Facility are collateralized by the Company’s equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Credit Facility during the first six months of fiscal 2009.  Historically, the Credit Facility has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at August 30, 2008 was $38.1 million.  As of August 30, 2008, the Company had outstanding letters of credit in the amount of $12.4 million.  Accordingly, the availability of revolving credit loans under the Credit Facility was $25.7 million at August 30, 2008.

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of August 30, 2008, the most recent measurement date, the Company was in compliance with all of these restrictive covenants under the Credit Facility.

Auction Rate Securities

                As of August 30, 2008, the Company had approximately $18.5 million of long-term investments, which consisted solely of $19.5 million of auction rate securities (“ARS”) at cost, less a temporary valuation allowance of $1.0 million.  This valuation allowance was based on an analysis of other-than-temporary impairment factors, resulting in management’s estimate of fair value, given the current lack of liquidity of these investments, while taking into account the current credit quality of the underlying securities.

                ARS are long-term debt instruments with interest rates that may reset through scheduled and successful auctions which may occur every seven, 28 or 35 days.  Holders of ARS can either sell into the auction, bid based on a desired interest rate or hold and accept the reset rate.  If there are insufficient buyers, then the auction “fails” and holders are unable to liquidate their investment through the auction.  A failed auction is not a default of the debt instrument. The result of a failed auction is that the ARS continues to pay interest in accordance with its original terms. Liquidity, however, for holders is limited until there is a successful auction, until such time as another market for ARS develops or the ARS are called by the issuer. Auctions continue to be held as scheduled until the ARS matures or until the issue is called. All of the Company’s ARS are collateralized by student loans and currently have AAA (S&P) or Aaa (Moody’s) credit ratings.

                As of August 30, 2008, the repayment of approximately 80% of the student loans, which serve as collateral for the ARS held by the Company, is substantially backed by the United States government.  Until February 2008, the ARS market was liquid and auctions for ARS held by the Company did not fail. However, in February 2008, a substantial number of auctions failed, meaning there was not enough demand to sell the entire issue at auction.  Auctions for the ARS held by the Company began to fail in February 2008 and have continued to fail up to and as of the date of this report.

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

                All of the ARS owned by the Company were purchased from UBS Financial Service, Inc., a subsidiary of UBS AG (“UBS”) and are held, for the benefit of the Company, by UBS.  On August 8, 2008, UBS announced a settlement in principle with the Securities and Exchange Commission, the New York Attorney General and other state regulatory agencies to restore liquidity to remaining clients who hold ARS.  Under the settlement, the Company will be able to redeem its ARS at par during a two-year time period beginning June 30, 2010.  During this time, the Company may choose to continue to hold some or all of its ARS and earn interest or sell some or all of them to UBS at par plus accrued interest.

                The Company reclassified its ARS to long-term investments at March 1, 2008 to reflect the lack of liquidity of these investments.  As of August 30, 2008, the Company had approximately $84.0 million of cash and cash equivalents.  Management believes the Company has sufficient balances of cash and cash equivalents to meet the Company’s working capital requirements and liquidity needs in fiscal 2009.

                The Company reviews impairments associated with its ARS in accordance with EITF 03-1 and FASB Staff Position SFAS Nos. 115-1 and 124-1, “The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as “temporary” or “other-than-temporary.”  A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity.  The unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary.  The Company’s management currently believes that all of the impairment related to its ARS is temporary.  The factors evaluated to differentiate between temporary and other-than-temporary include an assessment of the credit quality of the underlying collateral, credit ratings actions and the Company’s ability to hold the securities to maturity.  No tax benefit has been provided for this allowance as a loss, if any, would be capital in nature.

Merchandise Sourcing

The Company directly imported approximately 62% and 70% of its total merchandise purchases in the three and six month periods ended August 30, 2008, respectively.  Substantially all of its remaining merchandise purchases were made from U.S. based companies who import the goods from overseas.  This reliance on sourcing from foreign countries may cause the Company to be exposed to certain risks as indicated below and as discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 1, 2008.

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

The Company purchased approximately 13% and 14% of its merchandise from its largest overseas supplier during the first six months of fiscal 2009 and 2008, respectively.  Although the Company has an established operating history with its largest vendor, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it will be able to shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on the Company’s financial position and results of operations.

                In the three and six month periods ended August 30, 2008, the Company purchased approximately 33% and 42% of its merchandise, respectively, through one buying agent (the “Agent”).  The Company has continued the process of establishing relationships with additional primary suppliers, which are intended to reduce its reliance on the Agent.  The Agent also has informed the Company that it desires to cease serving as an intermediary with manufacturers on behalf of Christopher & Banks.  Therefore, the Company and the Agent have agreed that their current arrangement will be discontinued at the end of December 2008.  While management believes the actions it is taking to mitigate the risks of reliance on the Agent will be successful, any significant disruption in supply from vendors working through the Agent could have a material adverse impact on the Company’s financial position and results of operations.

Quarterly Results and Seasonality

The Company’s quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, timing of promotional events and new store openings, adverse weather conditions, shifts in the timing of certain holidays and customer response to the Company’s seasonal merchandise mix.

Inflation

As the operations of the Company are influenced by general economic conditions, the Company’s management believes that rising prices, resulting particularly from higher gasoline and food costs, had a negative effect on the Company’s results of operations during the three and six month periods ended August 30, 2008.  Management does not believe that inflation had a material effect on the Company’s results of operations during the three and six month periods ended September 1, 2007.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made.  In addition, the Company wishes to advise readers that the factors listed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2008, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed about such future performance or results.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates.  The Company’s results of operations could be negatively impacted by decreases in interest rates on its investments, including its investments in Auction Rate Securities.  Please see Note 3 to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation for further information regarding the Company’s investments in Auction Rate Securities.

The Company is potentially exposed to market risk from changes in interest rates relating to its Credit Facility with Wells Fargo Bank.  Loans under the Credit Facility bear interest at Wells Fargo’s prime rate, 5.00% as of August 30, 2008, less 0.25%.  However, the Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first six months of fiscal 2009 or fiscal 2008.  Given its existing liquidity position, the Company does not expect to utilize the Credit Facility in the reasonably foreseeable future other than to use letters of credit to support the import of merchandise.

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

ITEM 4.

CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, the Company’s management has evaluated the effectiveness and design of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)       Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended August 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS

In fiscal 2008, the Company’s Board of Directors authorized and subsequently announced a one-year stock repurchase program enabling the Company to purchase up to $20 million of its common stock, subject to market conditions.  No repurchases were executed under the program in the first six months of fiscal 2009.  As of May 24, 2008, the expiration date of the repurchase program, the Company had repurchased 948,800 shares of its common stock under the program for a total cost, including commissions, of approximately $12.1 million.

ITEM 3.

DEFAULTS UPON

SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO

A VOTE OF SECURITY HOLDERS

                The Company held its annual meeting of stockholders on July 30, 2008, in Minneapolis, Minnesota.  The Company solicited proxies and filed a definitive proxy statement with the United States Securities and Exchange Commission pursuant to Regulation 14A.  Holders of 33,358,393 shares of the Company’s common stock were present in person, or by proxy, representing 94.55% of the Company’s 35,279,942 shares of common stock entitled to vote on the record date.  The matters voted upon and the votes cast at the meeting were as follows:

Item 1.    Election of three Class II Directors (for a term of three years expiring in 2011):

Vote
Director	For	Witheld
Larry C. Barenbaum	27,396,498	5,961,895
Martin L. Bassett	32,933,371	425,022
Lorna E. Nagler	29,936,815	3,421,578

                Other individuals whose term of office as Director continued after the Company’s annual meeting included Mark A. Cohn, Robert Ezrilov, James J. Fuld, Jr., and Anne L. Jones.

Item 2.             Approval of an amendment to the Company’s 2006 Equity Incentive Plan for Non-Employee Directors to increase the number of shares authorized from 300,000 to 625,000:

Vote
			Broker
For	Against	Abstain	Non-Vote
25,172,076	6,463,038	14,185	1,709,094

Item 3.             Approval of certain amendments to the 2005 Stock Incentive Plan, including an increase in the number of shares authorized from 1,800,000 to 2,975,000:

Vote
			Broker
For	Against	Abstain	Non-Vote
25,427,333	6,208,019	13,947	1,709,094

Item 4.             Ratification and approval of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending February 28, 2009:

Vote
			Broker
For	Against	Abstain	Non-Vote
33,224,400	122,633	11,360	—

Item 5.             Consideration of a stockholder proposal requesting that the Board of Directors take the necessary steps to declassify the Board of Directors:

Vote
			Broker
For	Against	Abstain	Non-Vote
26,662,367	4,923,727	63,205	1,709,094

Item 6.             In their discretion, the proxies are authorized to vote upon such other business as may properly come before the meeting:

Vote
			Broker
For	Against	Abstain	Non-Vote
6,882,777	25,040,194	1,435,422	—

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

10.1

Amended and Restated Christopher & Banks Corporation 2006 Equity Incentive Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 5, 2008)

10.2	Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 5, 2008)

10.3

Amended and Restated Executive Employment Agreement between Christopher & Banks Corporation and Monica Dahl, effective as of July 31, 2008 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 5, 2008)

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

CHRISTOPHER & BANKS CORPORATION

Dated: October 9, 2008	By	/S/ LORNA E. NAGLER
Lorna E. Nagler
President and Chief Executive Officer
(Principal Executive Officer)

Dated: October 9, 2008	By	/S/ ANDREW K. MOLLER
Andrew K. Moller
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

INDEX TO EXHIBITS

Exhibit No.	Description

10.1

Amended and Restated Christopher & Banks Corporation 2006 Equity Incentive Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 5, 2008)

10.2	Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 5, 2008)

10.3

Amended and Restated Executive Employment Agreement between Christopher & Banks Corporation and Monica Dahl, effective as of July 31, 2008 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 5, 2008)

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