Form 10-Q
period 2008-11-29
CHRISTOPHER & BANKS CORP
filed 2009-01-08
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2008

or

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

YES  ☐  NO  ☒

As of January 2, 2009 35,498,980 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	November 29,	March 1,	December 1,
	2008	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$74,086,872	$78,492,297	$46,701,459
Short-term investments	—	—	48,300,000
Accounts receivable	6,742,115	5,222,976	6,811,678
Merchandise inventories	53,151,343	43,840,338	46,943,191
Prepaid expenses	11,242,887	11,597,280	11,497,446
Other current assets	11,136,411	9,482,393	4,582,421
Total current assets	156,359,628	148,635,284	164,836,195
Property, equipment and improvements, net	129,067,110	133,598,580	136,373,593
Long-term investments	15,875,812	23,350,000	—
Goodwill	—	—	3,587,052
Other assets	8,794,687	6,207,858	4,337,972
Total assets	$310,097,237	$311,791,722	$309,134,812

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,793,920	$15,380,692	$8,483,503
Accrued salaries, wages and related expenses	8,087,824	9,246,050	9,529,895
Other accrued liabilities	22,288,773	28,040,623	20,902,975
Total current liabilities	45,170,517	52,667,365	38,916,373
Non-current liabilities:
Deferred lease incentives	24,822,736	24,854,278	22,336,658
Deferred rent obligations	10,037,563	11,720,689	11,673,329
Other	4,219,500	3,722,195	3,362,258
Total non-current liabilities	39,079,799	40,297,162	37,372,245

Commitments	—	—	—

Stockholders’ equity:
Preferred stock – $0.01 par value, 1,000,000 shares authorized, none outstanding	—	—	—
Common stock – $0.01 par value, 74,000,000 shares authorized, 45,302,778, 45,050,290 and 45,052,590 shares issued and 35,498,980, 35,259,572 and 35,574,772 shares outstanding at November 29, 2008, March 1, 2008 and December 1, 2007, respectively	453,028	450,503	450,526
Additional paid-in capital	111,930,607	110,359,847	109,766,765
Retained earnings	226,322,245	221,928,654	232,341,185
Common stock held in treasury, 9,803,798, 9,790,718 and 9,477,818 shares at cost at November 29, 2008, March 1, 2008 and December 1, 2007, respectively	(112,858,959)	(112,711,809)	(109,712,282)
Accumulated other comprehensive income (loss)	—	(1,200,000)	—
Total stockholders’ equity	225,846,921	218,827,195	232,846,194
Total liabilities and stockholders’ equity	$310,097,237	$311,791,722	$309,134,812

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended
	November 29,	December 1,
	2008	2007

Net sales	$143,003,908	$155,242,697

Costs and expenses:
Merchandise, buying and occupancy	91,914,238	90,522,545
Selling, general and administrative	45,204,023	42,933,371
Depreciation and amortization	6,548,133	5,430,983
Total costs and expenses	143,666,394	138,886,899

Operating income (loss)	(662,486)	16,355,798

Interest income	619,178	1,163,225

Income (loss) from continuing operations before income taxes	(43,308)	17,519,023

Income tax provision (benefit)	(3,855)	6,447,001

Income (loss) from continuing operations	(39,453)	11,072,022

Loss from discontinued operations, net of income tax	(1,334,013)	(833,852)

Net income (loss)	$(1,373,466)	$10,238,170

Basic earnings (loss) per share:
Continuing operations	$—	$0.31
Discontinued operations	(0.04)	(0.02)

Earnings (loss) per basic share	$(0.04)	$0.29

Basic shares outstanding	35,099,129	35,447,855

Diluted earnings (loss) per share:
Continuing operations	$—	$0.31
Discontinued operations	(0.04)	(0.02)

Earnings (loss) per diluted share	$(0.04)	$0.29

Diluted shares outstanding	35,099,129	35,528,352

Dividends per share	$0.06	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Nine Months Ended
	November 29, 2008	December 1, 2007

Net sales	$426,850,378	$438,623,317

Costs and expenses:
Merchandise, buying and occupancy	257,361,338	262,171,413
Selling, general and administrative	129,010,326	120,214,677
Depreciation and amortization	19,653,754	15,702,721
Total costs and expenses	406,025,418	398,088,811

Operating income	20,824,960	40,534,506

Interest income	2,031,770	3,382,476

Income from continuing operations before income taxes	22,856,730	43,916,982

Income tax provision	2,034,248	16,161,450

Income from continuing operations	20,822,482	27,755,532

Loss from discontinued operations, net of income tax	(10,087,651)	(2,452,735)

Net income	$10,734,831	$25,302,797

Basic earnings (loss) per share:
Continuing operations	$0.59	$0.78
Discontinued operations	(0.28)	(0.07)

Earnings per basic share	$0.31	$0.71

Basic shares outstanding	35,091,041	35,835,063

Diluted earnings (loss) per share:
Continuing operations	$0.59	$0.77
Discontinued operations	(0.28)	(0.07)

Earnings per diluted share	$0.31	$0.70

Diluted shares outstanding	35,093,991	35,925,734

Dividends per share	$0.18	$0.18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	November 29, 2008	December 1, 2007
Cash flows from operating activities:
Net income	$10,734,831	$25,302,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,754,489	17,391,107
Impairment of store assets	1,220,550	—
Deferred income taxes	253,923	(5,585,486)
Excess income tax benefit on exercise of stock options	—	(14,738)
Stock-based compensation expense	1,577,843	1,788,292
Loss on disposal of furniture, fixtures and equipment	553,289	221,928
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,519,139)	(2,330,054)
(Increase) decrease in merchandise inventories	(9,311,005)	5,411,753
Decrease (increase) in prepaid expenses	354,393	(831,025)
(Increase) decrease in prepaid income taxes and income taxes payable	(903,712)	2,091,455
Decrease (increase) in other assets	8,993	(64,541)
Decrease in accounts payable	(586,772)	(7,876,176)
(Decrease) increase in accrued liabilities	(7,057,224)	470,658
Decrease in deferred lease incentives	(31,542)	(500,116)
(Decrease) increase in deferred rent obligations	(1,683,126)	994,988
Increase in other liabilities	497,305	3,362,258
Net cash provided by operating activities	13,863,096	39,833,100

Cash flows from investing activities:
Purchases of property, equipment and improvements	(16,922,724)	(26,868,274)
Purchases of investments	—	(96,850,000)
Sales of investments	5,000,000	96,825,000
Net cash used in investing activities	(11,922,724)	(26,893,274)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	1,156,993
Dividends paid	(6,345,797)	(6,445,651)
Excess income tax benefit on exercise of stock options	—	14,738
Acquisition of common stock held in treasury	—	(14,955,845)
Net cash used in financing activities	(6,345,797)	(20,229,765)

Net decrease in cash and cash equivalents	(4,405,425)	(7,289,939)

Cash and cash equivalents at beginning of period	78,492,297	53,991,398
Cash and cash equivalents at end of period	$74,086,872	$46,701,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by Christopher & Banks Corporation and its subsidiaries (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to such rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2008.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments, consisting of only normal adjustments except as otherwise stated in these notes, necessary to present fairly the Company’s financial position as of November 29, 2008 and December 1, 2007, and its results of operations and cash flows for the three and nine month periods ended November 29, 2008 and December 1, 2007.

NOTE 2 — DISCONTINUED OPERATIONS

On July 31, 2008, the Company announced its decision to exit its Acorn business when management concluded, after a comprehensive review and evaluation, that the concept had not demonstrated the potential to deliver an acceptable long-term return on the Company’s investment.  On July 30, 2008, the Company’s Board of Directors authorized a plan to close all of the Company’s 36 Acorn stores by December 31, 2008, allowing the Company to focus its resources on its two core brands, Christopher & Banks and C.J. Banks.

The Company closed 29 of its 36 Acorn stores during its third fiscal quarter ended November 29, 2008 and closed its seven remaining Acorn stores on December 24, 2008.  The operating results of all Acorn stores have been presented as discontinued operations, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), in the Condensed Consolidated Statement of Operations for the three and nine month periods ended November 29, 2008 as the impact of the remaining stores open as of November 29, 2008 were not material to the results of operations for these periods and because, upon closure of the remaining stores, the results of operations for all periods would be retroactively included in discontinued operations.

In addition to store-level operating losses, the loss from discontinued operations for the nine months ended November 29, 2008 includes approximately $3.9 million of lease termination costs, $1.2 million of long-lived asset impairment charges and $0.3 million of severance costs incurred in connection with exiting the Acorn division business.  The Company expects to incur approximately $0.7 million of additional charges related to closing the seven remaining Acorn stores during the fourth quarter of fiscal 2009.

The operating results of the discontinued operations are summarized below.

	Three Months Ended
	November 29, 2008	December 1, 2007

Net sales	$3,015,273	$4,733,459
Loss before income tax benefit	(4,712,733)	(1,404,169)
Income tax provision (benefit)	(3,378,720)	(570,317)
Net loss	(1,334,013)	(833,852)
Net loss per share	$(0.04)	$(0.02)

	Nine Months Ended
	November 29,	December 1,
	2008	2007

Net sales	$10,448,260	$11,851,788
Loss before income tax benefit	(7,499,321)	(3,106,018)
Income tax provision (benefit)	2,588,330	(653,283)
Net loss	(10,087,651)	(2,452,735)
Net loss per share	$(0.28)	$(0.07)

Income taxes have been allocated to continuing and discontinued operations based on the methodology required by Financial Accounting Interpretation No. 18 (“FIN 18”).  As required by this authoritative guidance, income taxes are computed with and without the impact of results from discontinued operations and the difference in taxes between these computations is allocated to discontinued operations.

Income taxes allocated to the loss from discontinued operations for the three and nine month interim periods ended November 29, 2008, result from the fact that the estimated effective tax rate on continuing operations for these interim periods is 8.9%, while the effective tax rate for all operations, including combined results for continuing and discontinued operations is estimated to be 30.1%.  The difference in taxes between those allocable to continuing operations and total taxes previously estimated for all operations are allocated to discontinued operations.  Actual tax rates for fiscal 2009 could differ significantly from estimated rates based on the results of operations in the fourth quarter of fiscal 2009.

The balance sheet impact of the discontinued operations included current assets and current liabilities of approximately $600,000 each as of November 29, 2008.

For comparison purposes, the Company’s results from continuing and discontinued operations for the quarters ended March 1, 2008, May 31, 2008 and August 30, 2008 have been provided below.

	Three Months Ended
	March 1, 2008	May 31, 2008	August 30, 2008
Net sales	$122,289	$155,395	$128,451
Costs and expenses:
Merchandise, buying and occupancy	79,756	86,734	78,715
Selling, general and administrative	40,965	43,565	40,241
Depreciation and amortization	6,472	6,408	6,696
Total costs and expenses	127,193	136,707	125,652
Operating income (loss)	(4,904)	18,688	2,799
Interest income	1,279	827	586
Income (loss) from continuing operations before income taxes	(3,625)	19,515	3,385
Income tax provision (benefit)	(1,334)	1,737	301
Income (loss) from continuing operations	(2,291)	17,778	3,084
Loss from discontinued operations, net of income tax	(5,993)	(6,506)	(2,248)
Net income (loss)	$(8,284)	$11,272	$836

Basic earnings (loss) per share:
Continuing operations	$(0.06)	$0.51	$0.09
Discontinued operations	(0.17)	(0.19)	(0.06)
Earnings (loss) per basic share	$(0.23)	$0.32	$0.03
Basic shares outstanding	35,287	35,071	35,099

Diluted earnings (loss) per share:
Continuing operations	$(0.06)	$0.51	$0.08
Discontinued operations	(0.17)	(0.19)	(0.06)
Earnings (loss) per diluted share	$(0.23)	$0.32	$0.02
Diluted shares outstanding	35,287	35,138	35,122
Dividends per share	$0.06	$0.06	$0.06

NOTE 3 — INVESTMENTS

The Company’s investments consist of the following:

Description	November 29, 2008	March 1, 2008	December 1, 2007

Tax-advantaged, auction rate, trading securities:
Short-term	$—	$—	$48,300,000
Long-term	15,875,812	23,350,000	—

	$15,875,812	$23,350,000	$48,300,000

As of November 29, 2008, the Company had approximately $15.9 million of long-term investments, which consisted solely of $19.6 million of auction rate securities (“ARS”) at cost, less a fair value adjustment of $3.7 million.  Fair value was based on management’s analysis of impairment factors taking into account the credit quality of the underlying securities and reflects the lack of liquidity of the Company’s investments.  All of the Company’s ARS are collateralized by student loans and currently have AAA (S&P) or Aaa (Moody’s) credit ratings.  As of November 29, 2008, the repayment of approximately 80% of the student loans, which serve as collateral for the ARS held by the Company, is substantially backed by the United States government.  Until February 2008, the ARS market was liquid and auctions for ARS held by the Company did not fail. However, beginning in February 2008, auctions for the ARS held by the Company began to fail and have continued to fail up to and as of the date of this report.

Based on current market conditions, management believes that it is likely that auctions related to the Company’s ARS will continue to be unsuccessful for the near term.  Unsuccessful auctions have limited the Company’s ability to access these funds.  Management anticipates the liquidity of the ARS will continue to be restricted until there is a successful auction, until such time as another market for the ARS develops, until the ARS are called by the issuer or until they are redeemed as described below.  The Company reclassified its ARS to long-term investments at March 1, 2008 to reflect the lack of liquidity of these investments.

All of the ARS owned by the Company were purchased from UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”) and are held, for the benefit of the Company, by UBS.  In August 2008, UBS announced a settlement in principle with the Securities and Exchange Commission, the New York Attorney General and other state regulatory agencies to restore liquidity to remaining clients who hold ARS.  On October 7, 2008, UBS issued a prospectus to the Company formalizing the settlement offer and offering the Company certain ARS rights.  Under the settlement, these ARS rights provide the Company the ability to redeem its ARS at par during a two-year time period beginning June 30, 2010.  During this time, the Company may choose to continue to hold some or all of its ARS and earn interest or sell some or all of them to UBS at par plus accrued interest.  The ARS rights are not transferable, tradeable or marginable and will not be listed or quoted on any securities exchange or any electronic communications network.

On November 7, 2008, the Company’s Board of Directors accepted the UBS settlement offer.  Consequently, the Company reclassified the ARS from available-for-sale to trading securities and elected, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to record the ARS rights at fair value on a recurring basis utilizing significant unobservable inputs in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).

The Company determined the fair value of the ARS rights to be approximately $3.7 million, which substantially offset the unrealized loss recorded within selling, general and administrative expense related to the fair value adjustment on the ARS.  The ARS rights were recorded within other non-current assets on the consolidated balance sheet.  Please see Note 12 for further disclosure regarding the Company’s accounting for fair value measurements.

NOTE 4 — MERCHANDISE INVENTORIES AND SOURCES OF SUPPLY

Merchandise inventories consisted of the following:

Description	November 29, 2008	March 1, 2008	December 1, 2007

Merchandise - in store	$51,859,445	$37,303,879	$43,885,126
Merchandise - in transit	1,291,898	6,536,459	3,058,065

	$53,151,343	$43,840,338	$46,943,191

The Company does not have long-term purchase commitments or arrangements with any of its suppliers or agents.  The Company purchased approximately 17% and 19% of its merchandise from its largest overseas supplier during the first nine months of fiscal 2009 and 2008, respectively.  Although the Company has an established operating history with its largest vendor, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it will be able to shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on the Company’s financial position or results of operations.

In the three and nine month periods ended November 29, 2008, the Company purchased approximately 20% and 32% of its merchandise, respectively, through one buying agent (the “Agent”).  The Company has continued the process of establishing relationships with additional primary suppliers, which are intended to reduce its reliance on the Agent.  The Agent also has informed the Company that it desires to cease serving as an intermediary with manufacturers on behalf of the Company.  Therefore, the Company and the Agent agreed to terminate their arrangement as of the end of December 2008.  While management believes the actions it is taking to mitigate the risks of reliance on the Agent will be successful, any significant disruption in supply from vendors working through the Agent could have a material adverse impact on the Company’s financial position or results of operations.

NOTE 5 — PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following:

Description	Estimated Useful Life	November 29, 2008	March 1, 2008	December 1, 2007

Land	—	$1,596,898	$1,596,898	$1,596,898
Corporate office, distribution center and related building improvements	25 years	12,020,131	12,014,667	11,856,863
Store leasehold improvements	Term of related lease, typically 10 years	97,497,444	97,525,439	92,834,115
Store furniture and fixtures	Three to 10 years	115,404,408	113,585,852	107,502,097
Computer hardware and software	Three to five years	32,138,294	21,595,000	18,172,079
Corporate office and distribution center furniture, fixtures and equipment	Seven years	3,162,791	3,055,898	2,902,305
Construction in progress	—	5,408,364	9,474,738	16,239,065
		267,228,330	258,848,492	251,103,422
Less accumulated depreciation and amortization		138,161,220	125,249,912	114,729,829
Net property, equipment and improvements		$129,067,110	$133,598,580	$136,373,593

The Company reviews long-lived assets with definite lives at least annually or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with SFAS No. 144.  While the Company recorded no impairments of long-lived assets employed in continuing operations in the three and nine month periods ended November 29, 2008, the current challenging economic environment, combined with the continued instability in the housing, credit, stock and financial markets, and increasing general economic uncertainty affecting the retail industry, make it reasonably possible that long-lived asset impairments could be identified and recorded in future periods.

NOTE 6 — ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

Description	November 29, 2008	March 1, 2008	December 1, 2007

Gift card, certificate and store credit liabilities	$7,687,104	$13,545,500	$8,411,824
Accrued un-invoiced merchandise inventory receipts	5,314,893	4,949,370	3,290,751
Accrued workers compensation self-insurance liability	2,444,385	2,252,571	2,011,514
Accrued income, sales and other taxes payable	2,899,986	2,161,038	3,202,595
Accrued occupancy-related expenses	1,126,467	992,584	2,612,302
Other	2,815,938	4,139,560	1,373,989

	$22,288,773	$28,040,623	$20,902,975

NOTE 7 — CREDIT FACILITY

The Company maintains an Amended and Restated Revolving Credit Facility (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  The Credit Facility provides the Company with revolving credit loans and letters of credit of up to $50.0 million, in the aggregate, subject to a borrowing base formula based on inventory levels.

In the first quarter of fiscal 2009, the Company and Wells Fargo entered into a Third Amendment to the Credit Facility (the “Third Amendment”).  The Third Amendment extended the maturity date of the Credit Facility by three years from June 30, 2008 to June 30, 2011.  In addition, the Third Amendment reduced the interest rate under the Credit Facility from the prime rate plus 0.25% to the prime rate minus 0.25%.  As of November 29, 2008, Wells Fargo’s prime rate was 4.0%.  The Third Amendment also provided the Company with the ability to borrow under the Credit Facility at an interest rate tied to the London Interbank Market Offered Rate (LIBOR), which was 2.8% as of November 29, 2008.

Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion as defined in the agreement, and a collateral monitoring fee.  For the nine months ended November 29, 2008, fees related to the Credit Facility totaled $21,082.  Borrowings under the Credit Facility are collateralized by the Company’s equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Credit Facility during the first nine months of fiscal 2009.  Historically, the Credit Facility has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at November 29, 2008 was $36.2 million.  As of November 29, 2008, the Company had outstanding letters of credit in the amount of $4.2 million.  Accordingly, the availability of revolving credit loans under the Credit Facility was $32.0 million at November 29, 2008.

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of November 29, 2008, the most recent measurement date, the Company was in compliance with all of these restrictive covenants under the Credit Facility.

NOTE 8 — STOCKHOLDERS’ EQUITY

In fiscal 2008, the Company’s Board of Directors authorized and subsequently announced a one-year stock repurchase program enabling the Company to purchase up to $20.0 million of its common stock, subject to market conditions.  As of May 24, 2008, the expiration date of the repurchase program, the Company had repurchased 948,800 shares of its common stock under the program for a total cost, including commissions, of approximately $12.1 million.  No repurchases were made under the program in the first nine months of fiscal 2009.

NOTE 9 — STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”).  Under this method, stock-based compensation expense recognized for share-based awards includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, February 25, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based compensation awards granted subsequent to February 25, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Total pre-tax compensation expense related to stock-based awards for the three months ended November 29, 2008 and December 1, 2007 was approximately $420,000 and $847,000, respectively.  For the nine months ended November 29, 2008 and December 1, 2007, pre-tax stock-based compensation expense totaled approximately $1.6 million and $1.8 million, respectively.  Stock-based compensation expense was included in merchandise, buying and occupancy expenses for the Company’s buying and distribution employees and in selling, general and administrative expenses for all other employees.

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

The weighted average assumptions relating to the valuation of the Company’s stock option grants for the three and nine month periods ended November 29, 2008 and December 1, 2007 were as follows:

	Three Months Ended		Nine Months Ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007
Expected divdend yield	2.74%	1.79%	2.36%	1.38%
Expected volatility	51.05%	45.14%	49.37%	44.79%
Risk-free interest rate	2.92%	4.15%	2.72%	4.49%
Expected term in years	5.00	4.75	4.40	4.20

Stock-Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the nine months ended November 29, 2008:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Fair Value	Weighted Average Remaining Contractual Life

Outstanding, beginning of period	1,889,454	$18.83	$—	$6.79
Vested	1,485,011	19.34	—	6.83
Unvested	404,443	16.97	—	6.63
Granted	409,250	9.96	—	3.58
Exercised	—	—	—	—
Canceled - Vested	(405,163)	20.73	—	7.09
Canceled - Unvested (Forfeited)	(88,829)	15.85	—	5.94
Outstanding, end of period	1,804,712	16.56	—	6.04	6.02
Vested	1,204,222	18.67	—	6.74	4.49
Unvested	600,490	12.34	—	4.63	9.07

Exercisable, end of period	1,204,222	18.67	—	6.74	4.49

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

The following table presents a summary of the Company’s restricted stock activity for the nine months ended November 29, 2008:

	Number of Shares	Aggregate Intrinsic Value	Weighted Average Fair Value

Unvested, beginning of period	118,484	$399,291	$16.26
Granted	318,483	1,073,288	9.71
Vested	(41,666)	461,595	12.28
Canceled - Unvested (Forfeited)	(47,950)	161,592	14.65
Unvested, end of period	347,351	1,170,573	10.96

NOTE 10 — INCOME TAXES

As of November 29, 2008, the Company’s liability for unrecognized tax benefits associated with uncertain tax positions was approximately $4.2 million and the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2.4 million.   The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense.  At November 29, 2008, the Company had accrued approximately $0.9 million for the potential payment of interest and penalties.

The Company and its subsidiaries are subject to U.S. federal income tax and the income tax of various state and local jurisdictions.  The Internal Revenue Service has completed its audit for tax years through fiscal 2006.  The Company is not subject to state income tax examination by taxing authorities for taxable years prior to fiscal 2004.  At November 29, 2008, the Company did not expect its liability for unrecognized tax benefits to significantly increase or decrease in the remainder of fiscal 2009 or in fiscal 2010.

Income taxes have been allocated to continuing and discontinued operations based on the methodology required by Financial Accounting Interpretation No. 18 (“FIN 18”).  As required by this authoritative guidance, income taxes are computed with and without the impact of results from discontinued operations and the difference in taxes between these computations is allocated to discontinued operations.

Income taxes allocated to the loss from discontinued operations for the three and nine month interim periods ended November 29, 2008, result from the fact that the estimated effective tax rate on continuing operations for these interim periods is 8.9%, while the effective tax rate for all operations, including combined results for continuing and discontinued operations is estimated to be 30.1%.  The difference in taxes between those allocable to continuing operations and total taxes previously estimated for all operations are allocated to discontinued operations.  Actual tax rates for fiscal 2009 could differ significantly from estimated rates based on the results of operations in the fourth quarter of fiscal 2009.

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

The following is a reconciliation of the number of shares and per share amounts used in the basic and diluted EPS computations:

	Three Months Ended
	November 29, 2008		December 1, 2007
	Shares	Net Income Per Share	Shares	Net Income Per Share

Basic	35,099,129	$(0.04)	35,447,855	$0.29
Effect of dilution from stock-based compensation plans	—	—	80,497	—

Diluted	35,099,129	$(0.04)	35,528,352	$0.29

	Nine Months Ended
	November 29, 2008		December 1, 2007
	Shares	Net Income Per Share	Shares	Net Income Per Share

Basic	35,091,041	$0.31	35,835,063	$0.71
Effect of dilution from stock-based compensation plans	2,950	—	90,671	(0.01)

Diluted	35,093,991	$0.31	35,925,734	$0.70

Stock options of 1,944,630 and 1,897,740 were excluded from the shares used in the computation of diluted EPS for the three and nine month periods ended November 29, 2008, respectively, as they were anti-dilutive.  Stock options of 1,815,600 and 1,643,100 were excluded from the shares used in the computation of diluted EPS for the three and nine month periods ended December 1, 2007 as they were anti-dilutive.

NOTE 12 — FAIR VALUE MEASUREMENTS

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For the three and nine month periods ended November 29, 2008, fair value under SFAS No. 157 (as impacted by FSP Nos. 157-1 and 157-2) applied to the Company’s ARS and ARS rights.  These financial assets are carried at fair value in accordance with SFAS No. 159 following the requirements of SFAS No. 157.

Following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value:

ARS and ARS rights:

As discussed in Note 3, auctions for ARS held by the Company failed beginning in February 2008, and have continued to fail through the date of this report.  As a result, investments in ARS are valued to reflect the current lack of liquidity of these investments while taking into account the credit quality of the underlying securities.  As also discussed in Note 3, on November 7, 2008, the Company accepted UBS’s ARS settlement offer.  This resulted in the Company receiving ARS rights, which the Company has elected to account for at fair value.

The following table provides information by level for assets and liabilities that are measured at fair value, as defined by SFAS No. 157, on a recurring basis.

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	November 29, 2008	Level 1	Level 2	Level 3

Assets:
ARS	$15,875,812	$—	$—	$15,875,812
ARS rights	$3,674,188	$—	$—	$3,674,188

Liabilities:	$—	$—	$—	$—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

ARS
Beginning balance, March 1, 2008	$23,350,000
Total gains (losses):
Included in earnings	(3,674,188)
Included in other comprehensive income	1,200,000
Purchases, issuances and settlements	(5,000,000)
Transfers in and/or out of Level 3	—
Ending balance, November 29, 2008	$15,875,812

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

During the nine months ended November 29, 2008, the Company had no measurements of assets or liabilities at fair value (as defined in SFAS No. 157) on a nonrecurring basis subsequent to their initial recognition.

The aspects of SFAS No. 157 for which the effective date for the Company was deferred under FSP No. 157-2 until March 1, 2009, relate to nonfinancial assets and liabilities that are measured at fair value but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.

NOTE 13 — COMPREHENSIVE INCOME

Comprehensive income consisted of the following.

	Three Months Ended
	November 29,	December 1,
	2008	2007

Net income (loss)	$(1,373,466)	$10,238,170
Unrealized losses on investments reclassified to earnings	1,200,000	—
Net loss
Total comprehensive income (loss)	$(173,466)	$10,238,170

	Nine Months Months Ended
	November 29,	December 1,
	2008	2007

Net income (loss)	$10,734,831	$25,302,797
Unrealized losses on investments reclassified to earnings	1,200,000	—
Net loss
Total comprehensive income (loss)	$11,934,831	$25,302,797

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.  Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, any such liability is not expected to have a material adverse impact on the Company’s financial position or results of operations.

NOTE 15 — SEGMENT REPORTING

The Company operates in the retail apparel industry in which it primarily designs, sources and sells women’s apparel catering to customers generally ranging in age from 40 to 60 who are typically part of a segment of the female baby boomer demographic.  The Company has identified two operating segments (Christopher & Banks and C.J. Banks) as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”).  The Company’s Christopher & Banks and C.J. Banks operating segments have been aggregated into one reportable segment based on the similar nature of products sold, methods of sourcing, merchandising and distribution processes involved, target customers, and economic characteristics of the two brands.  The Company previously reported the results of its Acorn stores as a separate reportable segment.  Beginning in the third quarter of fiscal 2009, the results of all Acorn stores have been removed from continuing operations and presented as discontinued operations.

In the table below, the “Christopher & Banks/C.J. Banks” reportable segment includes activity generated by the Company’s Christopher & Banks and C.J. Banks operations.  The “Corporate/Administrative” column, which primarily represents operating activity at the Company’s corporate office and distribution center facility, is presented to allow for reconciliation of segment-level net sales, operating income (loss) and total assets to the Company’s consolidated net sales, operating income and total assets.  Segment operating income (loss) includes only net sales, merchandise gross margin and direct store expenses with no allocation of corporate overhead.  Net sales and operating income (loss) are the two components of segment operations reviewed by the Company’s chief operating decision maker.

Segment Reporting:

	Christopher & Banks/	Corporate/
	C.J. Banks	Administrative	Consolidated

Three Months Ended November 29, 2008:
Net sales	$143,003,908	$—	$143,003,908
Operating income (loss)	16,355,841	(17,018,327)	(662,486)
Total assets	145,258,338	164,838,899	310,097,237

Three Months Ended December 1, 2007:
Net sales	$155,242,697	$—	$155,242,697
Operating income (loss)	31,760,970	(15,405,172)	16,355,798
Total assets	187,273,596	121,861,216	309,134,812

	Christopher & Banks/	Corporate/
	C.J. Banks	Administrative	Consolidated
Nine Months Ended November 29, 2008:
Net sales	$426,850,378	$—	$426,850,378
Operating income (loss)	70,490,850	(49,665,890)	20,824,960
Total assets	145,258,338	164,838,899	310,097,237

Nine Months Ended December 1, 2007:
Net sales	$438,623,317	$—	$438,623,317
Operating income (loss)	83,667,025	(43,132,519)	40,534,506
Total assets	187,273,596	121,861,216	309,134,812

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Form 10-Q and the consolidated financial statements, notes and MD&A contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2008.

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

As of November 29, 2008, the Company operated 828 stores in 46 states, including 553 Christopher & Banks stores, 268 C.J. Banks stores and seven Acorn stores.  The Company also operates two e-commerce enabled websites at www.christopherandbanks.com and www.cjbanks.com.  The Company’s Christopher & Banks brand offers distinctive fashions featuring exclusively designed, coordinated assortments of women’s apparel in sizes 4 to 16. The Company’s C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 24W.

On July 31, 2008, the Company announced plans to close all 36 of its Acorn stores by December 31, 2008.  Beginning in the third quarter of fiscal 2009, the Company reported the results of it Acorn division as discontinued operations.

Fiscal 2009 Third Quarter Summary

The Company’s results of operations for the third fiscal quarter were significantly impacted by the extremely challenging macro-economic environment.  Consumer spending patterns, particularly for discretionary retail purchases, were materially negatively effected, as compared to the third quarter of fiscal 2008.  The Company recorded a net loss from continuing operations of $39,000, or $0.00 per share, in the third quarter of fiscal 2009, as compared to net income from continuing operations of $11.1 million, or $0.31 per diluted share, for the third quarter of fiscal 2008.  The loss from Acorn’s discontinued operations was $0.04 per share for the third quarter of fiscal 2009.  Same-store sales from continuing operations declined 14%.  The significant decline in the number of transactions per average store encountered in the first half of fiscal 2009 continued throughout the third quarter.  The Company utilizes traffic counters in approximately 50% of its stores and calculates its customer traffic metrics based on traffic counts from these stores.  In an effort to minimize the negative top line impact of reduced customer traffic, the Company increased promotional activity in the third quarter, which resulted in an approximate 400 basis point decline in merchandise margins and a decline in the average transaction value over the third quarter of fiscal 2008.  The Company ended the quarter with inventory levels up approximately 8.6% on a per-store basis over the prior year.

In the third quarter, the Company opened three new Christopher & Banks stores and three new C.J. Banks stores.  The Company closed two Christopher & Banks stores, one C.J. Banks store, and 29 Acorn stores during the quarter.  On July 31, 2008, the Company announced its decision to exit its Acorn division business when the Company’s Board of Directors and management concluded, after a comprehensive review and evaluation, that the concept had not demonstrated the potential to deliver an acceptable long-term return on the Company’s investment.  On July 30, 2008, the Company’s Board of Directors authorized a plan to close all of the Company’s 36 Acorn stores by December 31, 2008.  This decision will enable the Company to focus its resources on its two core brands, Christopher & Banks and C.J. Banks.  During the three months ended November 29, 2008, the Company recorded approximately $4.2 million of charges within the results of discontinued operations, including lease termination fees and severance related to the exit of the Acorn division.  The Company expects to incur approximately $0.7 million of additional charges during the fourth quarter to complete the exit of its Acorn business.  Such charges will be included in the results of discontinued operations.

Fiscal 2009 and 2010 Outlook

The Company recorded income from continuing operations of $20.8 million, or $0.59 per share, in the first nine months of fiscal 2009, as compared to net income from continuing operations of $27.8 million, or $0.77 per diluted share, for the first nine months of fiscal 2008.  The loss from Acorn’s discontinued operations was $0.28 per share for the three quarters ended November 29, 2008.  Same-store sales from continuing operations declined 9%.

In the first nine months of fiscal 2009, the Company’s results were impacted by the extremely challenging domestic macro-economic environment.  Continued and growing instability in the housing, credit, stock and financial markets, and increasing general economic uncertainty, have placed pressure on consumer spending patterns.  Weak customer traffic encountered in the first nine months of the fiscal year has continued into December and the Company anticipates that this weak traffic trend, and corresponding negative impact on sales and earnings, will likely persist throughout the fourth quarter of fiscal 2009 and into fiscal 2010.  The Company also anticipates that the heavily promotional environment will continue for the remainder of fiscal 2009 and into fiscal 2010 resulting in ongoing pressures of merchandise margins.

Given the uncertain economic environment, the Company is approaching the balance of fiscal 2009 and all of fiscal 2010 with an increased focus on expense controls, inventory discipline and decreased capital expenditures.  The Company expects per-store inventory balances to decline by the end of the fourth quarter to levels down mid single digits compared to the prior year.  In fiscal 2010, the Company anticipates inventory per-store will continue to decline to levels modestly below fiscal 2009.  In addition, the Company continues to approach its real estate growth strategy cautiously.  The Company opened 15 new Christopher & Banks stores and 14 new C.J. Banks locations during the first nine months of Fiscal 2009.  The Company does not plan to open any new stores in the fourth quarter of fiscal 2009.  Going forward, the Company plans to proceed cautiously with new store growth.  The Company currently plans to open a total of three to five new stores in fiscal 2010 including one dual store concept.

Key Business Initiatives

During the first nine months fiscal 2009, the Company continued to make progress related to a number of key business initiatives as described below.

The Company launched two separate e-commerce websites in February 2008 for its Christopher & Banks and C.J. Banks brands.  These websites give customers the ability to view and purchase the Company’s merchandise online at www.christopherandbanks.com and www.cjbanks.com.  The Company currently sells essentially the same selection of merchandise on its websites that it features in its Christopher & Banks and C.J. Banks stores.  The Company’s customers have responded favorably to its two e-commerce sites in the first nine months of fiscal 2009 and, in response, the Company has adjusted inventory levels for its online businesses to match anticipated demand for the remainder of the year.  In the second half of fiscal 2009, the Company began offering a greater selection of sizes through its e-commerce websites than are currently available in its stores.  Management believes that its websites provide the Company with an opportunity to generate incremental sales and offer convenience and product research capabilities to its customers.

Management plans to continue to make upgrades to critical components of its information systems.  In the first quarter the Company completed the installation of new point-of-sale registers in 550 of its stores.  The new registers provide the Company with updated point-of-sale technology.  Management anticipates these new registers will help improve operating efficiencies and provide enhanced communication abilities with its stores.  In the third quarter of fiscal 2009, the Company continued the installation of a new merchandise planning and allocation system.  The system allows enhanced product allocation models which give the Company increased flexibility regarding product distribution by store sales volume, climate and customer size and fashion preferences.  In addition, the financial planning modules of this system have begun to provide the Company with more in-depth product analysis capabilities.  Management expects to realize financial benefits from this system beginning in late fiscal 2009, with additional benefits expected to be realized in fiscal 2010.  The Company also substantially completed the implementation of a new suite of financial software in the third quarter of fiscal 2009.

The Company also continues to analyze, realign and strengthen its merchandise sourcing structure.  In the three and nine month periods ended November 29, 2008, the Company purchased approximately 20% and 32% of its merchandise, respectively, through one buying agent (the “Agent”).  The Company has continued the process of establishing relationships with additional primary suppliers, which are intended to reduce its reliance on the Agent.

The Agent also has informed the Company that it desires to cease serving as an intermediary with manufacturers on behalf of the Company.  Therefore, the Company and the Agent agreed to terminate their arrangement as of the end of December 2008.  While management believes the actions it is taking to mitigate the risks of reliance on the Agent will be successful, any significant disruption in supply from vendors working through the Agent could have a material adverse impact on the Company’s financial position or results of operations.

In order to increase awareness of its brands, the Company plans to continue expanding its marketing efforts in the remainder of fiscal 2009.  The Company plans to spend approximately 1.5% of its net sales on marketing-related expenditures in fiscal 2009, compared to approximately 1.0% of sales in fiscal 2008.  The Company plans to continue its efforts to expand its customer relationship management database and, in particular, focus on increasing its number of customer e-mail contacts.

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

Key Performance Indicators

The Company’s management evaluates the following items, which are considered key performance indicators, in assessing the Company’s performance:

Same-store sales

The Company’s same-store sales data is calculated based on the change in net sales for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall, though the Company typically does not expand or relocate stores within a mall.  Stores where square footage has been changed by more than 25 percent within the past 13 months are excluded from the same-store sales calculation.  Stores closed during the year are included in the same-store sales calculation only for the full months of the year the stores were open.

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

Inventory turnover

The Company’s management evaluates inventory turnover as a measure of how productively inventory is bought and sold.  Declining rates of inventory turnover are important as they signal that inventory is becoming slow-moving.

Cash flow and liquidity

Management evaluates cash flow from operations, investing activities and financing activities in determining the sufficiency of the Company’s cash position.  Cash flow from operations has historically been sufficient to cover the Company’s uses of cash.  The Company expects its cash and cash equivalents, combined with cash flows from operations, to be sufficient to fund anticipated capital expenditures, working capital and other requirements for liquidity during the remainder of fiscal 2009 and all of fiscal 2010.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in Note 1 of the notes to consolidated financial statements contained within the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2008.  There have been no material changes in the Company’s critical accounting policies or estimates in the nine months ended November 29, 2008.  Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

The Company reviews long-lived assets with definite lives at least annually, or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with SFAS No. 144.  While the Company recorded no impairments of long-lived assets employed in continuing operations in the three and nine month periods ended November 29, 2008, the current challenging economic environment, combined with the continued instability in the housing, credit, stock and financial markets, and increasing general economic uncertainty affecting the retail industry, make it reasonably possible that long-lived asset impairments could be identified and recorded in future periods.

Results of Operations

The following table sets forth consolidated operating statement data expressed as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	November 29,	December 1,	November 29,	December 1,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Merchandise, buying and occupancy costs, exclusive of depreciation and amortization	64.3	58.3	60.3	59.8
Selling, general and administrative expenses	31.6	27.7	30.2	27.4
Depreciation and amortization	4.6	3.5	4.6	3.6
Operating income (loss)	(0.5)	10.5	4.9	9.2
Interest income	0.5	0.8	0.5	0.8
Income tax provision (benefit)	(0.0)	4.2	0.5	3.7
Income (loss) from continuing operations	(0.0)	7.1	4.9	6.3
Loss on discontinued operations, net of tax	(1.0)	(0.5)	(2.4)	(0.5)
Net income (loss)	(1.0)%	6.6%	2.5%	5.8%

Three Months Ended November 29, 2008 Compared to Three Months Ended December 1, 2007

Net Sales.  Net sales from continuing operations for the three months ended November 29, 2008 were $143.0 million, a decrease of $12.2 million, or approximately 8%, from $155.2 million for the three months ended December 1, 2007.  The decrease in net sales from continuing operations was a result of a decline in same-store sales, partially offset by sales generated from an increase in the number of stores operated by the Company.  The Company also had sales from its two e-commerce websites in the third quarter of fiscal 2009, which were not operating in the third quarter of fiscal 2008.

The Company’s same-store sales from continuing operations for the third quarter of fiscal 2009 declined 14% when compared to the corresponding period in fiscal 2008.    The decline in same-store sales resulted from an approximate 9% decrease in the average number of transactions per store, combined with an approximate 5% decrease in the average value per transaction.  Units sold per transaction were essentially flat in the third quarter of fiscal 2009 compared to the prior year period.

In the third quarter of fiscal 2009, management believes the Company’s sales were negatively impacted by the extremely challenging domestic macro-economic environment.  Continued and growing instability in the housing, credit, stock and financial markets, and increasing general economic uncertainty, have placed pressure on consumer spending patterns, which resulted in reduced customer traffic and a lower average number of transactions per store.  The decreased customer traffic encountered in the first nine months of the fiscal year has continued into December and the Company anticipates that this weak traffic trend, and corresponding negative impact on sales, will likely persist throughout the fourth quarter of fiscal 2009 and into fiscal 2010.  In an effort to minimize the negative impact on sales, management responded aggressively to the declining number of average transactions per store by significantly increasing the level of promotional activity during its third fiscal quarter.

Excluding Acorn, the Company operated approximately 2% more stores during the third quarter of fiscal 2009 compared to the same period in fiscal 2008, which partially offset the 14% decline in same-store sales.  At November 29, 2008, the Company operated 821 Christopher & Banks and C.J. Banks stores, compared to 802 Christopher & Banks and C.J. Banks stores at December 1, 2007.

Merchandise, Buying and Occupancy Costs, exclusive of depreciation and amortization.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $91.9 million, or 64.3% of net sales, during the third quarter of fiscal 2009, compared to $90.5 million, or 58.3% of net sales, during the same period in fiscal 2008.  This resulted in approximately 600 basis points of negative leverage compared to the prior year period.  Merchandise margins declined by approximately 400 basis points primarily due to increased markdowns.  During the quarter, the Company responded aggressively to increased top line pressure resulting from reduced customer traffic by significantly increasing its promotional activity.  In addition to reduced merchandise margins, occupancy and buying expenses experienced approximately 200 basis points of negative leverage in connection with the 14% decline in same-store sales during the quarter.  On a per-store basis, inventory increased approximately 9% at the end of the third quarter of fiscal 2009 compared to the same period in fiscal 2008.  In spite of the increase in inventory levels, the Company’s inventory turnover on a trailing twelve month basis improved slightly over the prior year.  The Company’s retail inventory turnover increased to 3.2 for the twelve months ended November 29, 2008 from 3.1 for the twelve months ended December 1, 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended November 29, 2008 were $45.2 million, or 31.6% of net sales, compared to $42.9 million, or 27.7% of net sales, for the three months ended December 1, 2007.  The increase in selling, general and administrative expenses in the third quarter of fiscal 2009 was primarily a result of increased marketing expenditures related to the Company’s ongoing initiative to build brand awareness, higher self-insured medical costs, expenses associated with the Company’s two e-commerce websites which were not operating in the comparable period last year and increased information technology support fees related to the Company’s efforts to upgrade and enhance critical components of its information systems.

Depreciation and Amortization.  Depreciation and amortization was $6.5 million, or 4.6% of net sales, in the third quarter of fiscal 2009, compared to $5.4 million, or 3.5% of net sales, in the third quarter of fiscal 2008.  The increase in depreciation and amortization expense was a result of capital expenditures made by the Company over the past year.  The Company opened 29 new stores in the first nine months of fiscal 2009, installed new point-of-sale registers at 550 of its stores in the first quarter, and made other information technology-related improvements at its corporate office and distribution center facility in the first, second and third quarters.  The Company also opened 69 new stores and made upgrades to certain of its information technology systems in fiscal 2008.

Operating Income (Loss).  Based on the foregoing, the Company recorded an operating loss of $662,000, or 0.5% of net sales for the quarter ended November 29, 2008, compared to operating income of $16.4 million, or 10.5% of net sales for the quarter ended December 1, 2007.

Interest Income.  For the three months ended November 29, 2008, interest income was $619,000 compared to $1.2 million for the three months ended December 1, 2007.  The decrease resulted from lower interest rates on cash, cash-equivalents and investments in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008.

Income Taxes.  Income tax benefit in the third quarter of fiscal 2009 was $4,000, with an effective tax rate of 8.9%, compared to income tax expense of $6.4 million, with an effective tax rate of 36.8%, in the third quarter of fiscal 2008.  The decrease in effective tax rate primarily resulted from the impact of permanent timing differences, state income taxes and the proximity of the Company’s loss from continuing operations in the third quarter to breakeven.

Income taxes have been allocated to continuing and discontinued operations based on the methodology required by Financial Accounting Interpretation No. 18 (“FIN 18”).  As required by this authoritative guidance, income taxes are computed with and without the impact of results from discontinued operations and the difference in taxes between these computations is allocated to discontinued operations.

Income taxes allocated to the loss from discontinued operations for the three and nine month interim periods ended November 29, 2008, result from the fact that the estimated effective tax rate on continuing operations for these interim periods is 8.9%, while the effective tax rate for all operations, including combined results for continuing and discontinued operations is estimated to be 30.1%.  The difference in taxes between those allocable to continuing operations and total taxes previously estimated for all operations are allocated to discontinued operations.  Actual tax rates for fiscal 2009 could differ significantly from estimated rates based on the results of operations in the fourth quarter of fiscal 2009.

Income (Loss) from Continuing Operations.  As a result of the foregoing factors, the Company reported a loss from continuing operations of $39,000, or 0.0% of net sales, for the three months ended November 29, 2008, compared to income from continuing operations of $11.1 million, or 7.1% of net sales, for the three months ended December 1, 2007.

Loss on Discontinued Operations, Net of Tax.  The Company reported a pre-tax loss on discontinued operations of $4.7 million for the three months ended November 29, 2008, compared to $1.4 million for the three months ended December 1, 2007.  Net of tax, the loss on discontinued operations was $1.3 million, or 1.0% of net sales, for the third quarter of fiscal 2009, compared to $834,000, or 0.5% of net sales, for the third quarter of fiscal 2008.  Please see the discussion above under the section Income Taxes regarding the allocation of taxes to income (loss) from continuing and discontinued operations.  In addition to higher store operating losses, the increase in loss on discontinued operations for the third quarter of fiscal 2009, compared to the third quarter of fiscal 2008, resulted from lease termination-related costs and severance charges, of approximately $4.2 million in the aggregate, recorded in the third quarter of fiscal 2009 in conjunction the Company’s exit of its Acorn business.

Net Income (Loss).  As a result of the foregoing factors, the Company recorded a net loss of $1.4 million, or 1.0% of net sales and $0.04 per share, for the three months ended November 29, 2008, compared to net income of $10.2 million, or 6.6% of net sales and $0.29 per diluted share, for the three months ended December 1, 2007.

Nine Months Ended November 29, 2008 Compared to Nine Months Ended December 1, 2007

Net Sales.  Net sales from continuing operations for the nine months ended November 29, 2008 were $426.9 million, a decrease of $11.7 million, or approximately 2.7%, from $438.6 million for the nine months ended December 1, 2007.  The decrease in net sales from continuing operations was a result of a decline in same-store sales, partially offset by sales generated from an increase in the number of stores operated by the Company.  The Company also had sales from its two e-commerce websites in the first three quarters of fiscal 2009, which were not operating in the same period of fiscal 2008.

The Company’s same-store sales from continuing operations for the nine months ended November 29, 2008 declined 9% when compared to the nine months ended December 1, 2007.  An approximate 13% decrease in the average number of transactions per store was partially offset by an approximate 4% increase in the average value per transaction, which was attributable to a higher average retail price per unit and slightly more units sold per transaction.  In the first nine months of fiscal 2009, the decline in sales was primarily attributable to reduced customer traffic and a lower average number of transactions per store resulting from the challenging macro-economic environment.  This was partially offset by strong customer response to the Company’s “Friends and Family” promotional event held in April.  In an effort to minimize the negative impact on sales, management responded aggressively to the declining number of average transactions per store by significantly increasing the level of promotional activity in the third quarter of fiscal 2009.

Excluding Acorn, the Company operated approximately 2% more stores during the first three quarters of fiscal 2009 compared to the same period in fiscal 2008, which partially offset the 9% decline in same-store sales.  At November 29, 2008, the Company operated 821 Christopher & Banks and C.J. Banks stores, compared to 802 Christopher & Banks and C.J. Banks stores at December 1, 2007.

Merchandise, Buying and Occupancy Costs, exclusive of depreciation and amortization.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $257.4 million, or 60.3% of net sales, during the first nine months of fiscal 2009, compared to $262.2 million, or 59.8% of net sales, during the same period in fiscal 2008.  This resulted in approximately 50 basis points of negative leverage compared to the prior nine-month period.  Merchandise margins improved by approximately 60 basis points, primarily resulting from a lower level of markdowns in the first and second quarters, partially offset by increased promotional activity in the third quarter.  The Company responded aggressively to increased top line pressure resulting from reduced customer traffic in the third quarter by significantly increasing promotional activity.  The positive leverage gained in merchandise margins was offset by approximately 110 basis points of negative leverage of occupancy and buying expenses in connection with the 9% decline in same-store sales.

On a per-store basis, inventory increased approximately 9% at the end if the third quarter of fiscal 2009 compared to the same period in fiscal 2008.  In spite of the increase in inventory levels, the Company’s inventory turnover on a trailing twelve month basis improved slightly over the prior year.  The Company’s retail inventory turnover increased to 3.2 for the twelve months ended November 29, 2008 from 3.1 for the twelve months ended December 1, 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the nine months ended November 29, 2008 were $129.0 million, or 30.2% of net sales, compared to $120.2 million, or 27.4% of net sales, for the nine months ended December 1, 2007.  The increase in selling, general and administrative expenses in the first nine months of fiscal 2009 was primarily a result of increased marketing expenditures related to the Company’s ongoing initiative to build brand awareness, higher self-insured medical costs, expenses associated with the Company’s two e-commerce websites which were not operating in the comparable period last year,  increased information technology support fees related to the Company’s efforts to upgrade and enhance critical components of its information systems and higher store-level and administrative salaries.  Offsetting these factors, the Company incurred $2.1 million of CEO transition-related expenses in the first nine months of fiscal 2008, with no comparable costs incurred in the first nine months of fiscal 2009.

Depreciation and Amortization.  Depreciation and amortization was $19.7 million, or 4.6% of net sales, in the first nine months of fiscal 2009, compared to $15.7 million, or 3.6% of net sales, in the first nine months of fiscal 2008.  The increase in depreciation and amortization expense was a result of capital expenditures made by the Company over the past year.  The Company opened 29 new stores in the first nine months of fiscal 2009, installed new point-of-sale registers at 550 of its stores in the first quarter, and made other information technology-related improvements at its corporate office and distribution center facility in the first, second and third quarters.  The Company also opened 69 new stores and made upgrades to certain of its information technology systems in fiscal 2008.

Operating Income.  As a result of the foregoing factors, operating income for the nine months ended November 29, 2008 was $20.8 million, or 4.9% of net sales, compared to operating income of $40.5 million, or 9.2% of net sales, for the nine months ended December 1, 2007.

Interest Income.  For the nine months ended November 29, 2008, interest income was $2.0 million compared to $3.4 million for the nine months ended December 1, 2007.  The decrease resulted from lower interest rates on cash, cash-equivalents and investments in the first three quarters of fiscal 2009 compared to the same period in fiscal 2008.

Income Taxes.  Income tax expense for the first nine months of fiscal 2009 was $2.0 million, with an effective tax rate of 8.9%, compared to income tax expense of $16.2 million, with an effective tax rate of 36.8%, for the first nine months of fiscal 2008.  The decrease in effective tax rate primarily resulted from the impact of permanent timing differences, state income taxes and the proximity of the Company’s loss from continuing operations in the third quarter to breakeven.

Income taxes have been allocated to continuing and discontinued operations based on the methodology required by Financial Accounting Interpretation No. 18 (“FIN 18”).  As required by this authoritative guidance, income taxes are computed with and without the impact of results from discontinued operations and the difference in taxes between these computations is allocated to discontinued operations.

Income taxes allocated to the loss from discontinued operations for the three and nine month interim periods ended November 29, 2008, result from the fact that the estimated effective tax rate on continuing operations for these interim periods is 8.9%, while the effective tax rate for all operations, including combined results for continuing and discontinued operations is estimated to be 30.1%.  The difference in taxes between those allocable to continuing operations and total taxes previously estimated for all operations are allocated to discontinued operations.  Actual tax rates for fiscal 2009 could differ significantly from estimated rates based on the results of operations in the fourth quarter of fiscal 2009.

Income (Loss) from Continuing Operations.  As a result of the foregoing factors, the Company reported income from continuing operations of $20.8 million, or 4.9% of net sales, for the nine months ended November 29, 2008, compared to income from continuing operations of $27.8 million, or 6.3% of net sales, for the nine months ended December 1, 2007.

Loss on Discontinued Operations, Net of Tax.  The Company reported a pre-tax loss on discontinued operations of $7.5 million for the nine months ended November 29, 2008, compared to $3.1 million for the nine months ended December 1, 2007.  Net of tax, the loss on discontinued operations was $10.1 million, or 2.4% of net sales, for the first three quarters of fiscal 2009, compared to $2.5 million, or 0.5% of net sales, for the first three quarters of fiscal 2008.  Please see the discussion above under the section Income Taxes regarding the allocation of taxes to income (loss) from continuing and discontinued operations.  In addition to higher store operating losses, the increase in loss on discontinued operations for the first three quarters of fiscal 2009, compared to the first three quarters of fiscal 2008, resulted from lease termination-related costs and severance charges, of approximately $4.2 million in the aggregate, recorded in the third quarter of fiscal 2009 in conjunction the Company’s exit of its Acorn business.

Net Income (Loss).  As a result of the foregoing factors, the Company recorded net income of $10.7 million, or 2.5% of net sales and $0.31 per diluted share, for the nine months ended November 29, 2008, compared to net income of $25.3 million, or 5.8% of net sales and $0.70 per diluted share, for the nine months ended December 1, 2007.

Liquidity and Capital Resources

The Company’s principal on-going cash requirements are to finance the construction of new stores and the remodeling of certain existing stores, to make technology-related and other capital expenditures, to purchase merchandise inventory and to fund other working capital requirements.  Merchandise purchases vary on a seasonal basis, peaking in the fall.  As a result, the Company’s cash requirements historically reach their peak in October or November, during the Company’s third fiscal quarter.  Conversely, cash balances peak in the fourth fiscal quarter in January, after the holiday season is completed.

Net cash provided by operating activities

Net cash provided by operating activities totaled $13.9 million in the first nine months of fiscal 2009, a decrease of $25.9 million from $39.8 million for the first nine months of fiscal 2008.

Significant fluctuations in the Company’s working capital accounts included a $9.3 million increase in inventory and a $7.1 million decrease in accrued liabilities.  The Company’s inventory levels were up approximately 9% on a per-store basis at November 29, 2008 compared to December 1, 2007, while they were down approximately 22% on a per-store basis at the beginning of fiscal 2009 compared to the beginning of fiscal 2008.  The Company anticipates inventory levels will decline to levels consistent with the prior year on a per-store basis by the end of fiscal 2009.  The decrease in accrued liabilities primarily resulted from a decline in the amount of outstanding gift cards at November 29, 2008 compared to March 1, 2008.

The remainder of the change in cash provided by operating activities was substantially the result of net income earned during the first nine months of fiscal 2009, after adjusting for non-cash charges, including depreciation expense, asset impairment charges, deferred income taxes, stock-based compensation expense, loss on the disposal of furniture, fixtures and equipment and various other changes in the Company’s other operating assets and liabilities.

Net cash used in investing activities

Net cash used in investing activities in the first nine months of fiscal 2009 included approximately $16.9 million of capital expenditures, partially offset by $5.0 million of redemptions of investments.  The Company opened 29 new stores, completed remodeling of eight existing stores and installed new point-of-sale registers in 550 of its stores in the first nine months of fiscal 2009.  The Company also made other information technology-related investments at its stores, corporate office and distribution center facility during the nine months ended November 29, 2008.

The Company expects to fund approximately $2.0 million of additional capital expenditures in the fourth quarter of fiscal 2009.  The Company is not opening any additional stores in the fourth quarter, though some capital spending in the fourth quarter relating to stores planned to open in the first quarter of fiscal 2010 is expected to occur.  In addition, the Company plans to continue to make further information-technology related improvements at its stores in the fourth quarter of fiscal 2009.

The Company plans to spend approximately $10 million on capital expenditures in fiscal 2010 to open a maximum of five new stores, to make further information-technology related improvements at its stores and to invest in improving the efficiency of its distribution center facility.  The Company anticipates its cash and cash equivalents, combined with cash flows from operations, to be sufficient to meet its capital expenditure, working capital and other requirements for liquidity in the fourth quarter of fiscal 2009 and all of fiscal 2010.

Net cash used in financing activities

Net cash of $6.3 million was used in financing activities in the first nine months of fiscal 2009.  The Company declared and paid three quarterly cash dividends together totaling approximately $6.3 million.

The Company maintains an Amended and Restated Revolving Credit Facility (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  The Credit Facility provides the Company with revolving credit loans and letters of credit of up to $50.0 million, in the aggregate, subject to a borrowing base formula based on inventory levels.

In the first quarter of fiscal 2009, the Company and Wells Fargo entered into a Third Amendment to the Credit Facility (the “Third Amendment”).  The Third Amendment extended the maturity date of the Credit Facility by three years from June 30, 2008 to June 30, 2011.  In addition, the Third Amendment reduced the interest rate under the Credit Facility from the prime rate plus 0.25% to the prime rate minus 0.25%.  As of November 29, 2008, Wells Fargo’s prime rate was 4.0%.  The Third Amendment also provided the Company with the ability to borrow under the Credit Facility at an interest rate tied to the London Interbank Market Offered Rate (LIBOR), which was 2.8% as of November 29, 2008.

Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion as defined in the agreement, and a collateral monitoring fee.  For the nine months ended November 29, 2008, fees related to the Credit Facility totaled $21,082.  Borrowings under the Credit Facility are collateralized by the Company’s equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.

The Company had no revolving credit loan borrowings under the Credit Facility during the first nine months of fiscal 2009.  Historically, the Credit Facility has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at November 29, 2008 was $36.2 million.  As of November 29, 2008, the Company had outstanding letters of credit in the amount of $4.2 million.  Accordingly, the availability of revolving credit loans under the Credit Facility was $32.0 million at November 29, 2008.

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of November 29, 2008, the most recent measurement date, the Company was in compliance with all of these restrictive covenants under the Credit Facility.

Auction Rate Securities

As of November 29, 2008, the Company had approximately $15.9 million of long-term investments, which consisted solely of $19.6 million of auction rate securities (“ARS”) at cost, less a fair value adjustment of $3.7 million.  Fair value was based on management’s analysis of impairment factors taking into account the credit quality of the underlying securities and reflects the lack of liquidity of the Company’s investments.  All of the Company’s ARS are collateralized by student loans and currently have AAA (S&P) or Aaa (Moody’s) credit ratings.  As of November 29, 2008, the repayment of approximately 80% of the student loans, which serve as collateral for the ARS held by the Company, is substantially backed by the United States government.  Until February 2008, the ARS market was liquid and auctions for ARS held by the Company did not fail. However, beginning in February 2008, auctions for the ARS held by the Company began to fail and have continued to fail up to and as of the date of this report.

Based on current market conditions, management believes that it is likely that auctions related to the Company’s ARS will continue to be unsuccessful for the near term.  Unsuccessful auctions have limited the Company’s ability to access these funds.  Management anticipates the liquidity of the ARS will continue to be restricted until there is a successful auction, until such time as another market for the ARS develops, until the ARS are called by the issuer or until they are redeemed as described below.  The Company reclassified its ARS to long-term investments at March 1, 2008 to reflect the lack of liquidity of these investments.

All of the ARS owned by the Company were purchased from UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”) and are held, for the benefit of the Company, by UBS.  In August 2008, UBS announced a settlement in principle with the Securities and Exchange Commission, the New York Attorney General and other state regulatory agencies to restore liquidity to remaining clients who hold ARS.  On October 7, 2008, UBS issued a prospectus to the Company formalizing the settlement offer and offering the Company certain ARS rights.  Under the settlement, these ARS rights provide the Company the ability to redeem its ARS at par during a two-year time period beginning June 30, 2010.  During this time, the Company may choose to continue to hold some or all of its ARS and earn interest or sell some or all of them to UBS at par plus accrued interest.  The ARS rights are not transferable, tradeable or marginable and will not be listed or quoted on any securities exchange or any electronic communications network.

On November 7, 2008, the Company’s Board of Directors accepted the UBS settlement offer.  Consequently, the Company reclassified the ARS from available-for-sale to trading securities and elected, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to record the ARS rights at fair value on a recurring basis utilizing significant unobservable inputs in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).

The Company determined the fair value of the ARS rights to be approximately $3.7 million, which substantially offset the unrealized loss recorded within selling, general and administrative expense related to the fair value adjustment on the ARS.  The ARS rights were recorded within other non-current assets on the consolidated balance sheet.  Please see Note 12 in the Notes to Condensed Consolidated Financial Statements for further disclosure regarding the Company’s accounting for fair value measurements.

Merchandise Sourcing

The Company directly imported approximately 43% and 59% of its total merchandise purchases in the three and nine-month periods ended November 29, 2008, respectively.  Substantially all of its remaining merchandise purchases were made from U.S.-based companies who import the goods from overseas.  This reliance on sourcing from foreign countries may cause the Company to be exposed to certain risks as indicated below and as discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 1, 2008.

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

The Company purchased approximately 17% and 19% of its merchandise from its largest overseas supplier during the first nine months of fiscal 2009 and 2008, respectively.  Although the Company has an established operating history with its largest vendor, there can be no assurance that this relationship can be maintained in the future or that the vendor will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from this vendor, management believes that it will be able to shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on the Company’s financial position or results of operations.

In the three and nine month periods ended November 29, 2008, the Company purchased approximately 20% and 32% of its merchandise, respectively, through one buying agent (the “Agent”).  The Company has continued the process of establishing relationships with additional primary suppliers, which are intended to reduce its reliance on the Agent.  The Agent also has informed the Company that it desires to cease serving as an intermediary with manufacturers on behalf of the Company.  Therefore, the Company and the Agent agreed to terminate their arrangement as of the end of December 2008.  While management believes the actions it is taking to mitigate the risks of reliance on the Agent will be successful, any significant disruption in supply from vendors working through the Agent could have a material adverse impact on the Company’s financial position or results of operations.

Quarterly Results and Seasonality

The Company’s quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, timing of promotional events and new store openings, adverse weather conditions, shifts in the timing of certain holidays and customer response to the Company’s seasonal merchandise mix.

Inflation

As the operations of the Company are influenced by general economic conditions, the Company’s management believes that rising prices, resulting particularly from higher gasoline and food costs, had a negative effect on the Company’s results of operations during first and second quarters if fiscal 2009.  Management does not believe that inflation had a material effect on the Company’s results of operations in the third quarter of fiscal 2009 or during the three and nine month periods ended December 1, 2007.

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

The words or phrases “will likely result,” “are expected to,” “will continue,” “estimate,” “project,” “believe,” “expect, “ “anticipate,” “forecast,” “plans to,” “intend,” “intends” and similar expressions are intended to identify forward-looking statement within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  In particular, the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Quarterly Report on Form 10-Q.

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

The Company is potentially exposed to market risk from changes in interest rates relating to its Credit Facility with Wells Fargo Bank.  Loans under the Credit Facility bear interest at Wells Fargo’s prime rate, 4.0% as of November 29, 2008, less 0.25%, or at an interest rate tied to the London Interbank Market Offered Rate (LIBOR), which was 2.8% as of November 29, 2008.  However, the Company had no revolving credit loan borrowings under the Wells Fargo Revolver during the first nine months of fiscal 2009 or fiscal 2008.  Given its existing liquidity position, the Company does not expect to utilize the Credit Facility in the reasonably foreseeable future other than to use letters of credit to support the import of merchandise.

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

(b)       Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended November 29, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company substantially completed the implementation of a new suite of financial software in the third quarter of fiscal 2009.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS

In fiscal 2008, the Company’s Board of Directors authorized and subsequently announced a one-year stock repurchase program enabling the Company to purchase up to $20.0 million of its common stock, subject to market conditions.  No repurchases were executed under the program in the first nine months of fiscal 2009.  As of May 24, 2008, the expiration date of the repurchase program, the Company had repurchased 948,800 shares of its common stock under the program for a total cost, including commissions, of approximately $12.1 million.

ITEM 3.

DEFAULTS UPON

SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO

A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

10.1

Separation Agreement and Release Letter between Christopher & Banks Corporation and Andrew K. Moller, dated December 2, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 4, 2008)

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

CHRISTOPHER & BANKS CORPORATION

Dated:	January 8, 2009	By	/S/ LORNA E. NAGLER

Lorna E. Nagler
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	January 8, 2009	By	/S/ MICHAEL J. LYTOGT

Michael J. Lyftogt
Vice President, Finance
and Interim Chief Financial Officer
(Principal Financial Officer)

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

INDEX TO EXHIBITS

Exhibit No.	Description

10.1

Separation Agreement and Release Letter between Christopher & Banks Corporation and Andrew K. Moller, dated December 2, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 4, 2008)

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