Form 10-Q/A
period 2008-11-29
CHRISTOPHER & BANKS CORP
filed 2009-02-26
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Mark One)

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A

QUARTERLY PERIOD ENDED NOVEMBER 29, 2008

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Quarterly Report on Form 10-Q for the quarter ended November 29, 2008 (the “Original Form 10-Q”) of Christopher & Banks Corporation (the “Company”) is to restate the Company’s condensed consolidated financial statements as of November 29, 2008, and for the three-month and nine-month periods then ended included in the Original Form 10-Q, as filed with the Securities and Exchange Commission (the “SEC”) on January 8, 2009 (the “Original Filing Date”).  On February 25, 2009, the Company’s management and Audit Committee of the Board of Directors determined that the financial statements as of November 29, 2008, and for the three-month and nine-month periods then ended, required restatement to correct an error in the provision for income taxes related to the results of operations from continuing and discontinued operations.  The restatement results in an increase of approximately $5.3 million in the Company’s net income for the three-month and nine-month periods ended November 29, 2008.

As a result of the error in the provision for income taxes, income from continuing operations was understated by approximately $7.0 million, the loss from discontinued operations, net of tax, was understated by approximately $1.7 million and net income was understated by approximately $5.3 million for the three-month period ended November 29, 2008.  In addition, the loss from discontinued operations was overstated by approximately $5.3 million and net income was understated by approximately $5.3 million for the nine-month period ended November 29, 2008.  There was no impact on net cash provided by operating activities, the net decrease in cash and cash equivalents for the nine months ended November 29, 2008 or the balance of cash and cash equivalents as of November 29, 2008.

Please see Note 1 to the condensed consolidated financial statements for further information relating to the restatement.

For the convenience of the reader, the Form 10-Q/A sets forth the original Form 10-Q in its entirety, as amended hereby.  However, this Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I of the Original Form 10-Q, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Form 10-Q is amended hereby.  Except for the restatement, the foregoing items have not been updated to reflect other events occurring after the Original Filing Date or to modify or update those disclosures affected by subsequent events.  In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Form 10-Q has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Interim Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley act of 2002.  The certifications of the Company’s Chief Executive Officer and Interim Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A

PART I — FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	November 29,	March 1,	December 1,
	2008	2008	2007
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$74,086,872	$78,492,297	$46,701,459
Short-term investments	—	—	48,300,000
Accounts receivable	6,742,115	5,222,976	6,811,678
Merchandise inventories	53,151,343	43,840,338	46,943,191
Prepaid expenses	11,242,887	11,597,280	11,497,446
Other current assets	16,469,492	9,482,393	4,582,421
Total current assets	161,692,709	148,635,284	164,836,195

Property, equipment and improvements, net	129,067,110	133,598,580	136,373,593
Long-term investments	15,875,812	23,350,000	—
Goodwill	—	—	3,587,052
Other assets	8,794,687	6,207,858	4,337,972
Total assets	$315,430,318	$311,791,722	$309,134,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,793,920	$15,380,692	$8,483,503
Accrued salaries, wages and related expenses	8,087,824	9,246,050	9,529,895
Other accrued liabilities	22,288,773	28,040,623	20,902,975
Total current liabilities	45,170,517	52,667,365	38,916,373
Non-current liabilities:
Deferred lease incentives	24,822,736	24,854,278	22,336,658
Deferred rent obligations	10,037,563	11,720,689	11,673,329
Other	4,219,500	3,722,195	3,362,258
Total non-current liabilities	39,079,799	40,297,162	37,372,245

Commitments	—	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000,000 shares authorized, none outstanding	—	—	—
Common stock — $0.01 par value, 74,000,000 shares authorized, 45,302,778, 45,050,290 and 45,052,590 shares issued and 35,498,980, 35,259,572 and 35,574,772 shares outstanding at November 29, 2008, March 1, 2008 and December 1, 2007, respectively	453,028	450,503	450,526
Additional paid-in capital	111,930,607	110,359,847	109,766,765
Retained earnings	231,655,326	221,928,654	232,341,185
Common stock held in treasury, 9,803,798, 9,790,718 and 9,477,818 shares at cost at November 29, 2008, March 1, 2008 and December 1, 2007, respectively	(112,858,959)	(112,711,809)	(109,712,282)
Accumulated other comprehensive income (loss)	—	(1,200,000)	—
Total stockholders’ equity	231,180,002	218,827,195	232,846,194
Total liabilities and stockholders’ equity	$315,430,318	$311,791,722	$309,134,812

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended
	November 29,	December 1,
	2008	2007
	(Restated)

Net sales	$143,003,908	$155,242,697

Costs and expenses:
Merchandise, buying and occupancy	91,914,238	90,522,545
Selling, general and administrative	45,204,023	42,933,371
Depreciation and amortization	6,548,133	5,430,983
Total costs and expenses	143,666,394	138,886,899

Operating income (loss)	(662,486)	16,355,798

Interest income	619,178	1,163,225

Income (loss) from continuing operations before income taxes	(43,308)	17,519,023

Income tax provision (benefit)	(7,079,967)	6,447,001

Income from continuing operations	7,036,659	11,072,022

Loss from discontinued operations, net of income tax	(3,077,044)	(833,852)

Net income	$3,959,615	$10,238,170

Basic earnings (loss) per share:
Continuing operations	$0.20	$0.31
Discontinued operations	(0.09)	(0.02)

Earnings per basic share	$0.11	$0.29

Basic shares outstanding	35,099,129	35,447,855

Diluted earnings (loss) per share:
Continuing operations	$0.20	$0.31
Discontinued operations	(0.09)	(0.02)

Earnings per diluted share	$0.11	$0.29

Diluted shares outstanding	35,115,745	35,528,352

Dividends per share	$0.06	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Nine Months Ended
	November 29,	December 1,
	2008	2007
	(Restated)

Net sales	$426,850,378	$438,623,317

Costs and expenses:
Merchandise, buying and occupancy	257,361,338	262,171,413
Selling, general and administrative	129,010,326	120,214,677
Depreciation and amortization	19,653,754	15,702,721
Total costs and expenses	406,025,418	398,088,811

Operating income	20,824,960	40,534,506

Interest income	2,031,770	3,382,476

Income from continuing operations before income taxes	22,856,730	43,916,982

Income tax provision	2,034,248	16,161,450

Income from continuing operations	20,822,482	27,755,532

Loss from discontinued operations, net of income tax	(4,754,570)	(2,452,735)

Net income	$16,067,912	$25,302,797

Basic earnings (loss) per share:
Continuing operations	$0.59	$0.78
Discontinued operations	(0.14)	(0.07)

Earnings per basic share	$0.46	$0.71

Basic shares outstanding	35,091,041	35,835,063

Diluted earnings (loss) per share:
Continuing operations	$0.59	$0.77
Discontinued operations	(0.14)	(0.07)

Earnings per diluted share	$0.46	$0.70

Diluted shares outstanding	35,093,991	35,925,734

Dividends per share	$0.18	$0.18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	November 29,	December 1,
	2008	2007
	(Restated)
Cash flows from operating activities:
Net income	$16,067,912	$25,302,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,754,489	17,391,107
Impairment of store assets	1,220,550	—
Deferred income taxes	253,923	(5,585,486)
Excess income tax benefit on exercise of stock options	—	(14,738)
Stock-based compensation expense	1,577,843	1,788,292
Loss on disposal of furniture, fixtures and equipment	553,289	221,928
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,519,139)	(2,330,054)
(Increase) decrease in merchandise inventories	(9,311,005)	5,411,753
Decrease (increase) in prepaid expenses	354,393	(831,025)
(Increase) decrease in prepaid income taxes and income taxes payable	(6,236,793)	2,091,455
Decrease (increase) in other assets	8,993	(64,541)
Decrease in accounts payable	(586,772)	(7,876,176)
(Decrease) increase in accrued liabilities	(7,057,224)	470,658
Decrease in deferred lease incentives	(31,542)	(500,116)
(Decrease) increase in deferred rent obligations	(1,683,126)	994,988
Increase in other liabilities	497,305	3,362,258
Net cash provided by operating activities	13,863,096	39,833,100
Cash flows from investing activities:
Purchases of property, equipment and improvements	(16,922,724)	(26,868,274)
Purchases of investments	—	(96,850,000)
Sales of investments	5,000,000	96,825,000
Net cash used in investing activities	(11,922,724)	(26,893,274)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	1,156,993
Dividends paid	(6,345,797)	(6,445,651)
Excess income tax benefit on exercise of stock options	—	14,738
Acquisition of common stock held in treasury	—	(14,955,845)
Net cash used in financing activities	(6,345,797)	(20,229,765)
Net decrease in cash and cash equivalents	(4,405,425)	(7,289,939)

Cash and cash equivalents at beginning of period	78,492,297	53,991,398

Cash and cash equivalents at end of period	$74,086,872	$46,701,459

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

Restatement:

The Company has determined that the financial statements as of November 29, 2008, and for the three-month and nine-month periods then ended, require restatement to correct an error in the provision for income taxes related to the results of operations from continuing and discontinued operations.

As a result of the error in the provision for income taxes, income from continuing operations was understated by approximately $7.0 million, the loss from discontinued operations, net of tax, was understated by approximately $1.7 million and net income was understated by approximately $5.3 million for the three-month period ended November 29, 2008.  In addition, the loss from discontinued operations was overstated by approximately $5.3 million and net income was understated by approximately $5.3 million for the nine-month period ended November 29, 2008.  There was no impact on net cash provided by operating activities or the net decrease in cash and cash equivalents for the nine months ended November 29, 2008.

A summary of the effects of the restatement on the Company’s consolidated financial statements as of November 29, 2008, and for the three-month and nine-month periods ended November 29, 2008, is as follows:

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 29, 2008		November 29, 2008
	As Reported	As Restated	As Reported	As Restated
Income (loss) from continuing operations before income taxes	$(43,308)	$(43,308)	$22,856,730	$22,856,730

Income tax provision (benefit)	(3,855)	(7,079,967)	2,034,248	2,034,248

Income (loss) from continuing operations	(39,453)	7,036,659	20,822,482	20,822,482
Loss from discontinued operations, net of income tax	(1,334,013)	(3,077,044)	(10,087,651)	(4,754,570)

Net income (loss)	$(1,373,466)	$3,959,615	$10,734,831	$16,067,912

Basic earnings (loss) per share:
Continuing operations	$—	$0.20	$0.59	$0.59
Discontinued operations	(0.04)	(0.09)	(0.28)	(0.14)

Earnings (loss) per basic share	$(0.04)	$0.11	$0.31	$0.46 (1)

Basic shares outstanding	35,099,129	35,099,129	35,091,041	35,091,041

Diluted earnings (loss) per share:
Continuing operations	$—	$0.20	$0.59	$0.59
Discontinued operations	(0.04)	(0.09)	(0.28)	(0.14)

Earnings (loss) per diluted share	$(0.04)	0.11	$0.31	$0.46 (1)

Diluted shares outstanding	35,099,129	35,115,745	35,093,991	35,093,991

(1)  Amounts do not add due to rounding.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	November 29, 2008
	As Reported	As Restated

Other current assets	$11,136,411	$16,469,492
Total current assets	156,359,628	161,692,709
Total assets	310,097,237	315,430,318
Retained earnings	226,322,245	231,655,326
Total stockholders’ equity	225,846,921	231,180,002
Total liabilities and stockholders’ equity	310,097,237	315,430,318

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	November 29, 2008
	As Reported	As Restated

Net income	$10,734,831	$16,067,912
(Increase) decrease in prepaid income taxes and income taxes payable	(903,712)	(6,236,793)

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

The operating results of the discontinued operations are summarized below.

	Three Months Ended
	November 29,	December 1,
	2008	2007

Net sales	$3,015,273	$4,733,459
Loss before income tax benefit	(4,712,733)	(1,404,169)

	Nine Months Ended
	November 29,	December 1,
	2008	2007

Net sales	$10,448,260	$11,851,788
Loss before income tax benefit	(7,499,321)	(3,106,018)

Income taxes have been allocated to continuing and discontinued operations based on the methodology required by Financial Accounting Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN No. 18”).  The income tax benefit attributable to continuing operations for the three-month period ended November 29, 2008 results from a reduction of the estimated annual effective tax rate on continuing operations from 39.8%, at the end of the second quarter of fiscal 2009, to an estimated annual effective rate of 8.9%.  The reduction in the estimated annual effective tax rate resulted from the reduced forecasted amount for operating results from continuing operations for the full year and the resulting impact of permanent differences on the estimated annual effective tax rate.  Pursuant to the requirements of FIN No.18, the impact of the change in the estimated annual effective tax rate is reflected in the period in which the change arises.

Income taxes allocated to the loss from discontinued operations for the three-month and nine-month periods ended November 29, 2008, are determined on the basis of a with/without computation using the estimated effective annual tax rate for income from continuing operations and actual income and income taxes from discontinued operations.

The balance sheet impact of the discontinued operations included current assets and current liabilities of approximately $600,000 each as of November 29, 2008.

For comparison purposes, the Company’s results from continuing and discontinued operations for the quarters ended March 1, 2008, May 31, 2008 and August 30, 2008 have been provided below.

	Three Months Ended
	March 1,	May 31,	August 30,
(in thousands)	2008	2008	2008
		(Restated)	(Restated)
Net sales	$122,289	$155,395	$128,451
Costs and expenses:
Merchandise, buying and occupancy	79,756	86,734	78,715
Selling, general and administrative	40,965	43,565	40,241
Depreciation and amortization	6,472	6,408	6,696
Total costs and expenses	127,193	136,707	125,652
Operating income (loss)	(4,904)	18,688	2,799
Interest income	1,279	827	586
Income (loss) from continuing operations before income taxes	(3,625)	19,515	3,385
Income tax provision (benefit)	(1,334)	7,767	1,347
Income (loss) from continuing operations	(2,291)	11,748	2,038
Loss from discontinued operations, net of income tax	(5,993)	(475)	(1,202)
Net income (loss)	$(8,284)	$11,273	$836
Basic earnings (loss) per share:
Continuing operations	$(0.06)	$0.33	$0.06
Discontinued operations	(0.17)	(0.01)	(0.03)
Earnings (loss) per basic share	$(0.23)	$0.32	$0.02 (1)
Basic shares outstanding	35,287	35,071	35,099
Diluted earnings (loss) per share:
Continuing operations	$(0.06)	$0.33	$0.06
Discontinued operations	(0.17)	(0.01)	(0.03)
Earnings (loss) per diluted share	$(0.23)	$0.32	$0.02 (1)
Diluted shares outstanding	35,287	35,138	35,122

(1)  Amounts do not add due to rounding.

NOTE 3 — INVESTMENTS

The Company’s investments consist of the following:

	November 29,	March 1,	December 1,
Description	2008	2008	2007

Tax-advantaged, auction rate, trading securities:
Short-term	$—	$—	$48,300,000
Long-term	15,875,812	23,350,000	—

	$15,875,812	$23,350,000	$48,300,000

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

NOTE 4 — MERCHANDISE INVENTORIES AND SOURCES OF SUPPLY

Merchandise inventories consisted of the following:

	November 29,	March 1,	December 1,
Description	2008	2008	2007

Merchandise - in store	$51,859,445	$37,303,879	$43,885,126
Merchandise - in transit	1,291,898	6,536,459	3,058,065

	$53,151,343	$43,840,338	$46,943,191

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

NOTE 5 — PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following:

	Estimated	November 29,	March 1,	December 1,
Description	Useful Life	2008	2008	2007
Land	—	$1,596,898	$1,596,898	$1,596,898
Corporate office, distribution center and related building improvements	25 years	12,020,131	12,014,667	11,856,863
Store leasehold improvements	Term of related lease, typically 10 years	97,497,444	97,525,439	92,834,115
Store furniture and fixtures	Three to 10 years	115,404,408	113,585,852	107,502,097
Computer hardware and software	Three to five years	32,138,294	21,595,000	18,172,079
Corporate office and distribution center furniture, fixtures and equipment	Seven years	3,162,791	3,055,898	2,902,305
Construction in progress	—	5,408,364	9,474,738	16,239,065
		267,228,330	258,848,492	251,103,422
Less accumulated depreciation and amortization		138,161,220	125,249,912	114,729,829
Net property, equipment and improvements		$129,067,110	$133,598,580	$136,373,593

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

NOTE 6 — ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	November 29,	March 1,	December 1,
Description	2008	2008	2007

Gift card, certificate and store credit liabilities	$7,687,104	$13,545,500	$8,411,824
Accrued un-invoiced merchandise inventory receipts	5,314,893	4,949,370	3,290,751
Accrued workers compensation self-insurance liability	2,444,385	2,252,571	2,011,514
Accrued income, sales and other taxes payable	2,899,986	2,161,038	3,202,595
Accrued occupancy-related expenses	1,126,467	992,584	2,612,302
Other	2,815,938	4,139,560	1,373,989

	$22,288,773	$28,040,623	$20,902,975

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

Income taxes have been allocated to continuing and discontinued operations based on the methodology required by Financial Accounting Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN No. 18”).  The income tax benefit attributable to continuing operations for the three-month period ended November 29, 2008 results from a reduction of the estimated annual effective tax rate on continuing operations from 39.8%, at the end of the second quarter of fiscal 2009, to an estimated annual effective rate of 8.9%.  The reduction in the estimated annual effective tax rate resulted from the reduced forecasted amount for operating results from continuing operations for the full year and the resulting impact of permanent differences on the estimated annual effective tax rate.  Pursuant to the requirements of FIN No.18, the impact of the change in the estimated annual effective tax rate is reflected in the period in which the change arises.

Income taxes allocated to the loss from discontinued operations for the three-month and nine-month periods ended November 29, 2008, are determined on the basis of a with/without computation using the estimated effective annual tax rate for income from continuing operations and actual income and income taxes from discontinued operations.

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

The following is a reconciliation of the number of shares and per share amounts used in the basic and diluted EPS computations:

	Three Months Ended
	November 29, 2008		December 1, 2007
	(Restated)
		Net		Net
		Income		Income
	Shares	Per Share	Shares	Per Share

Basic	35,099,129	$0.11	35,447,855	$0.29
Effect of dilution from stock-based compensation plans	16,616	—	80,497	—

Diluted	35,115,745	$0.11	35,528,352	$0.29

	Nine Months Ended
	November 29, 2008		December 1, 2007
	(Restated)
		Net		Net
		Income		Income
	Shares	Per Share	Shares	Per Share

Basic	35,091,041	$0.46	35,835,063	$0.71
Effect of dilution from stock-based compensation plans	2,950	—	90,671	(0.01)

Diluted	35,093,991	$0.46	35,925,734	$0.70

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For the three and nine month periods ended November 29, 2008, fair value under SFAS No. 157 (as impacted by FSP Nos. 157-1 and 157-2) applied to the Company’s ARS and ARS rights.  These financial assets are carried at fair value in accordance with SFAS No. 159 following the requirements of SFAS No. 157. (PwC)

Following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value:

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

NOTE 13 — COMPREHENSIVE INCOME

Comprehensive income consisted of the following.

	Three Months Ended
	November 29,	December 1,
	2008	2007
	(Restated)
Net income	$3,959,615	$10,238,170
Unrealized losses on investments reclassified to earnings	1,200,000	—
Net loss
Total comprehensive income	$5,159,615	$10,238,170

	Nine Months Months Ended
	November 29,	December 1,
	2008	2007
	(Restated)
Net income	$16,067,912	$25,302,797
Unrealized losses on investments reclassified to earnings	1,200,000	—
Net loss
Total comprehensive income	$17,267,912	$25,302,797

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

Segment Reporting:

	Christopher & Banks/	Corporate/
	C.J. Banks	Administrative	Consolidated
		(Restated)	(Restated)
Three Months Ended November 29, 2008:
Net sales	$143,003,908	$—	$143,003,908
Operating income (loss)	16,355,841	(17,018,327)	(662,486)
Total assets	145,258,338	170,171,980	315,430,318

Three Months Ended December 1, 2007:
Net sales	$155,242,697	$—	$155,242,697
Operating income (loss)	31,760,970	(15,405,172)	16,355,798
Total assets	187,273,596	121,861,216	309,134,812

	Christopher & Banks/	Corporate/
	C.J. Banks	Administrative	Consolidated
		(Restated)	(Restated)
Nine Months Ended November 29, 2008:
Net sales	$426,850,378	$—	$426,850,378
Operating income (loss)	70,490,850	(49,665,890)	20,824,960
Total assets	145,258,338	170,171,980	315,430,318

Nine Months Ended December 1, 2007:
Net sales	$438,623,317	$—	$438,623,317
Operating income (loss)	83,667,025	(43,132,519)	40,534,506
Total assets	187,273,596	121,861,216	309,134,812

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

Fiscal 2009 Third Quarter Summary

The Company’s results of operations for the third fiscal quarter were significantly impacted by the extremely challenging macro-economic environment.  Consumer spending patterns, particularly for discretionary retail purchases, were materially negatively effected, as compared to the third quarter of fiscal 2008.  The Company recorded net income from continuing operations of $7.0 million, or $0.20 per share, in the third quarter of fiscal 2009, as compared to net income from continuing operations of $11.1 million, or $0.31 per diluted share, for the third quarter of fiscal 2008.  The loss from Acorn’s discontinued operations was $0.09 per share for the third quarter of fiscal 2009.  Same-store sales from continuing operations declined 14%.  The significant decline in the number of transactions per average store encountered in the first half of fiscal 2009 continued throughout the third quarter.  The Company utilizes traffic counters in approximately 50% of its stores and calculates its customer traffic metrics based on traffic counts from these stores.  In an effort to minimize the negative top line impact of reduced customer traffic, the Company increased promotional activity in the third quarter, which resulted in an approximate 400 basis point decline in merchandise margins and a decline in the average transaction value over the third quarter of fiscal 2008.  The Company ended the quarter with inventory levels up approximately 8.6% on a per-store basis over the prior year.

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

Fiscal 2009 and 2010 Outlook

The Company recorded income from continuing operations of $20.8 million, or $0.59 per share, in the first nine months of fiscal 2009, as compared to net income from continuing operations of $27.8 million, or $0.77 per diluted share, for the first nine months of fiscal 2008.  The loss from Acorn’s discontinued operations was $0.14 per share for the three quarters ended November 29, 2008.  Same-store sales from continuing operations declined 9%.

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

Results of Operations (Restated)

The following table sets forth consolidated operating statement data expressed as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	November 29,	December 1,	November 29,	December 1,
	2008	2007	2008	2007
	(Restated)		(Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Merchandise, buying and occupancy costs, exclusive of depreciation and amortization	64.3	58.3	60.3	59.8
Selling, general and administrative expenses	31.6	27.7	30.2	27.4
Depreciation and amortization	4.6	3.5	4.6	3.6
Operating income (loss)	(0.5)	10.5	4.9	9.2
Interest income	0.5	0.8	0.5	0.8
Income tax provision (benefit)	(5.0)	4.2	0.5	3.7
Income from continuing operations	5.0	7.1	4.9	6.3
Loss on discontinued operations, net of tax	(2.2)	(0.5)	(1.1)	(0.5)
Net income	2.8%	6.6%	3.8%	5.8%

Three Months Ended November 29, 2008 Compared to Three Months Ended December 1, 2007 (Restated)

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

Income Taxes.  Income tax benefit in the third quarter of fiscal 2009 was $7.1 million, compared to income tax expense of $6.4 million in the third quarter of fiscal 2008.

Income taxes have been allocated to continuing and discontinued operations based on the methodology required by Financial Accounting Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN No. 18”).  The income tax benefit attributable to continuing operations for the three-month period ended November 29, 2008 results from a reduction of the estimated annual effective tax rate on continuing operations from 39.8%, at the end of the second quarter of fiscal 2009, to an estimated annual effective rate of 8.9%.  The reduction in the estimated annual effective tax rate resulted from the reduced forecasted amount for operating results from continuing operations for the full year and the resulting impact of permanent differences on the estimated annual effective tax rate.  Pursuant to the requirements of FIN No.18, the impact of the change in the estimated annual effective tax rate is reflected in the period in which the change arises.

Income taxes allocated to the loss from discontinued operations for the three-month and nine-month periods ended November 29, 2008, are determined on the basis of a with/without computation using the estimated effective annual tax rate for income from continuing operations and actual income and income taxes from discontinued operations.

Income from Continuing Operations.  As a result of the foregoing factors, the Company reported income from continuing operations of $7.0 million or 5.0% of net sales, for the three months ended November 29, 2008, compared to income from continuing operations of $11.1 million, or 7.1% of net sales, for the three months ended December 1, 2007.

Loss on Discontinued Operations, Net of Tax.  The Company reported a pre-tax loss on discontinued operations of $4.7 million for the three months ended November 29, 2008, compared to $1.4 million for the three months ended December 1, 2007.  Net of tax, the loss on discontinued operations was $3.1 million, or 2.2% of net sales, for the third quarter of fiscal 2009, compared to $834,000, or 0.5% of net sales, for the third quarter of fiscal 2008.  Please see the discussion above under the section Income Taxes regarding the allocation of taxes to income from continuing operations and loss from discontinued operations.  In addition to higher store operating losses, the increase in loss on discontinued operations for the third quarter of fiscal 2009, compared to the third quarter of fiscal 2008, resulted from lease termination-related costs and severance charges, of approximately $4.2 million in the aggregate, recorded in the third quarter of fiscal 2009 in conjunction the Company’s exit of its Acorn business.

Net Income.  As a result of the foregoing factors, the Company recorded net income of $4.0 million, or 2.8% of net sales and $0.11 per share, for the three months ended November 29, 2008, compared to net income of $10.2 million, or 6.6% of net sales and $0.29 per diluted share, for the three months ended December 1, 2007.

Nine Months Ended November 29, 2008 Compared to Nine Months Ended December 1, 2007 (Restated)

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

Income taxes have been allocated to continuing and discontinued operations based on the methodology required by Financial Accounting Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN No. 18”).  The income tax benefit attributable to continuing operations for the three-month period ended November 29, 2008 results from a reduction of the estimated annual effective tax rate on continuing operations from 39.8%, at the end of the second quarter of fiscal 2009, to an estimated annual effective rate of 8.9%.  The reduction in the estimated annual effective tax rate resulted from the reduced forecasted amount for operating results from continuing operations for the full year and the resulting impact of permanent differences on the estimated annual effective tax rate.  Pursuant to the requirements of FIN No.18, the impact of the change in the estimated annual effective tax rate is reflected in the period in which the change arises.

Income taxes allocated to the loss from discontinued operations for the three-month and nine-month periods ended November 29, 2008, are determined on the basis of a with/without computation using the estimated effective annual tax rate for income from continuing operations and actual income and income taxes from discontinued operations.

Income from Continuing Operations.  As a result of the foregoing factors, the Company reported income from continuing operations of $20.8 million, or 4.9% of net sales, for the nine months ended November 29, 2008, compared to income from continuing operations of $27.8 million, or 6.3% of net sales, for the nine months ended December 1, 2007.

Loss on Discontinued Operations, Net of Tax.  The Company reported a pre-tax loss on discontinued operations of $7.5 million for the nine months ended November 29, 2008, compared to $3.1 million for the nine months ended December 1, 2007.  Net of tax, the loss on discontinued operations was $4.8 million, or 1.1% of net sales, for the first three quarters of fiscal 2009, compared to $2.5 million, or 0.5% of net sales, for the first three quarters of fiscal 2008.  Please see the discussion above under the section Income Taxes regarding the allocation of taxes to income from continuing and loss from discontinued operations.  In addition to higher store operating losses, the increase in loss on discontinued operations for the first three quarters of fiscal 2009, compared to the first three quarters of fiscal 2008, resulted from lease termination-related costs and severance charges, of approximately $4.2 million in the aggregate, recorded in the third quarter of fiscal 2009 in conjunction the Company’s exit of its Acorn business.

Net Income (Loss).  As a result of the foregoing factors, the Company recorded net income of $16.1 million, or 3.8% of net sales and $0.46 per diluted share, for the nine months ended November 29, 2008, compared to net income of $25.3 million, or 5.8% of net sales and $0.70 per diluted share, for the nine months ended December 1, 2007.

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

ITEM 4.

CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and interim Chief Financial Officer (“CFO”), the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of November 29, 2008, the end of the period covered by this Quarterly Report on Form 10-Q/A.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and that such information is accumulated and communicated to the Company’s management, including its CEO and CFO, to allow timely decisions regarding the required disclosures.

At the time the Company’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2008 was filed on January 8, 2009, the Company’s CEO and CFO concluded that its disclosure controls and procedures were effective as of November 29, 2008.  Subsequent to that evaluation, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of November 29, 2008, because of the material weakness in the design of its internal control over financial reporting related to complex tax accounting matters with respect to discontinued operations.  This control deficiency resulted in the restatement of the Company’s Quarterly Report on Form 10-Q for the period ended November 29, 2008, as described in Note 1 to the condensed consolidated financial statements.

Notwithstanding this material weakness, the Company’s management, based in part upon the work performed during the restatement process, has concluded the Company’s condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q/A are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

(b)       Internal Control Over Financial Reporting.

As described above, there were changes in the Company’s internal control over financial reporting that occurred during the quarter ended November 29, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to November 29, 2008, the Company has completed an evaluation of the design of the procedures and controls surrounding complex tax accounting matters related to discontinued operations and has implemented procedures designed to ensure that matters of this nature are analyzed and recorded appropriately in the financial statements.  Remediation of the material weakness is expected to be completed before the end of the Company’s fourth quarter.

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

CHRISTOPHER & BANKS CORPORATION

Dated:	February 26, 2009	By	/S/ LORNA E. NAGLER

Lorna E. Nagler
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	February 26, 2009	By	/S/ MICHAEL J. LYFTOGT

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