Form 10-K
period 2009-02-28
CHRISTOPHER & BANKS CORP
filed 2009-05-14
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009

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

Registrant’s telephone number, including area code (763) 551-5000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant as of August 29, 2008, was approximately $334,403,000 based on the closing price of such stock as quoted on the New York Stock Exchange ($9.62) on such date.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, was 35,867,487 as of May 1, 2009 (excluding treasury shares of 9,790,718).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held July 29, 2009 (the “Proxy Statement”) are incorporated by reference into Part III.

CHRISTOPHER & BANKS CORPORATION

2009 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.

BUSINESS

General

Christopher & Banks Corporation is a Minneapolis, Minnesota-based retailer of women’s apparel, which operates retail stores through its wholly-owned subsidiaries, collectively referred to as “Christopher & Banks” or the “Company.”  As of May 1, 2009, the Company operated 814 stores in 46 states, including 547 Christopher & Banks stores and 267 C.J. Banks stores.  The company also operates two e-commerce enabled web sites for its two brands at www.christopherandbanks.com and www.cjbanks.com.

History

Christopher & Banks Corporation, a Delaware Corporation, was incorporated in 1986 to acquire Braun’s Fashions, Inc., which had operated as a family-owned business since 1956.  The Company became a publicly traded corporation in 1992 and in July 2000, the Company’s stockholders approved a change in the Company’s name from Braun’s Fashions Corporation to Christopher & Banks Corporation.  The Company’s plus-size C.J. Banks brand was developed internally and opened its first stores in August 2000.  The Company’s Christopher & Banks and C.J. Banks e-commerce websites began operating in February 2008 to further meet its customers’ needs for quality, value and convenience.  On July 31, 2008, the Company announced its decision to exit its Acorn business, which it acquired in November 2004, and all 36 of the Company’s Acorn stores were closed by December 31, 2008.

Christopher & Banks/C.J. Banks Brands

The Company’s Christopher & Banks brand offers distinctive fashions featuring exclusively designed, coordinated assortments of women’s apparel in sizes 4 to 16 in its 547 stores and on its web site at www.christopherandbanks.com.  In addition, petite sizes are offered in approximately 300 of the Company’s Christopher & Banks stores.  The Company’s C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 24W in its 267 stores an on its web site at www.cjbanks.com.  Approximately 350 of the Company’s stores also offer a unique selection of accessories to compliment its apparel assortments.

The casual lifestyle brand fashions sold by Christopher & Banks and C.J. Banks are typically suitable for both work and leisure activities and are offered at moderate price points.  The target customer for Christopher & Banks and C.J. Banks generally ranges in age from 40 to 60 and is typically part of the female baby boomer demographic.

Segments

For details regarding the operating performance of the Company’s reportable segments, see Note 20 to the Consolidated Financial Statements, which is incorporated herein by reference.

Strategy

The Company strives to provide its Customers quality apparel at a great value with a perfect fit.  The Company’s overall strategy for its two brands, Christopher & Banks and C.J. Banks, is to consistently offer a fashionable apparel assortment through its stores and e-commerce web sites in order to satisfy its target customer’s expectations for style, quality, value and fit, while providing exceptional, personalized customer service.

The Company has competitively positioned itself to offer merchandise assortments reflecting current fashion, balanced between classic and trend right apparel, at affordable prices.  To differentiate itself from its competitors, the Company’s buyers, working in conjunction with the Company’s internal design group, create a merchandise assortment of coordinated outfits which is manufactured exclusively for the Company under its proprietary Christopher & Banks and C.J. Banks brand names.

Strategic Initiatives

Following is a summary of several key strategic initiatives on which the Company is focusing its efforts in fiscal 2010.  Other information related to these key elements of the Company’s business follows this summary.

Cost Controls

•                    The Company will continue to execute its cost-savings initiatives in fiscal 2010.  For the year, selling, general and administrative (“SG&A”) expenses are expected to be reduced by at least $15 million through reductions of store-related costs, headcount, travel, and marketing expenditures.  In addition to the savings in SG&A expenses, the Company plans to realize approximately $3 million of savings in outbound freight costs.  The Company will also continue to focus on reducing occupancy costs through aggressive lease renegotiations and diligently exercising rent reductions related to sales volume and opening or co-tenancy violations.

Reduction of Capital Expenditures

•                    The Company has taken a conservative approach to store growth in fiscal 2010, planning to open a maximum of five new stores.  Total fiscal 2010 capital expenditures are planned to range from $8 to $9 million, down approximately 50% from the $18.4 million of capital expenditures in fiscal 2009.

Inventory Management

•                  In fiscal 2010, the Company will continue to employ strict inventory management, targeting continued inventory reductions in the first half of the year.  Inventory receipts were planned down approximately 20% in the spring season.  During the year, the Company will continue to manage its inventory levels through SKU rationalization and improved store assorting based on sales volume, climate, and size and fashion preferences.

E-commerce

•                  In fiscal 2010, the Company plans to continue to grow its Christopher & Banks and C.J. Banks e-commerce businesses.  Web site visual presentation will be enhanced and merchandise offerings will be expanded to include exclusive online-only merchandise categories, styles, sizes and lengths.  In an effort to drive additional traffic to its web sites, the Company plans to increase its online marketing efforts and leverage its newly-launched online associate ordering system, which allows the Company’s store associates the opportunity to service customers through direct access to the Company’s e-commerce sites.

Marketing

•                  In fiscal 2010, the Company plans to strengthen its customer relationship management (“CRM”) programs.  The Company will continue to accumulate and incorporate customer data into its CRM program in an effort to drive additional customer traffic to its stores and web sites and increase overall brand awareness.  The Company’s database of customer names increased 30% in fiscal 2009, while the number of customer email addresses doubled to 1.8 million over the same period.  Fiscal 2010 CRM efforts will focus primarily on email communication, which management believes is the most cost effective and efficient method of communicating with customers.

Small Markets

•                  In fiscal 2010, the Company plans to renew its focus on the smaller markets that have traditionally been the foundation of the Company’s success.  Stores located in smaller, rural markets generally have higher productivity and lower occupancy costs, resulting in higher operating margins.  Approximately 50% of the Company’s stores are located in small, rural and captured markets.  While same-store sales have declined in these markets, the declines have been somewhat less than in the remainder of the Company’s stores.  The Company plans to develop its grass roots marketing efforts to increase communication and connections with customers in these markets in an effort to improve its overall results of operations.

Growth — C.J. Banks

•                  The Company will continue to focus on growth opportunities with its plus size brand, C.J. Banks, in fiscal 2010.  In late summer 2009, the Company plans to open its first dual store concept which will give it the opportunity to offer all three size ranges, missy, petite and plus, within one store, resulting in greater operating efficiencies.  In addition, in fall 2009, the Company plans to introduce capsules of its C.J. Banks plus size merchandise in a select test group of Christopher & Banks stores to further capitalize on increasing its plus size market share.

Merchandise

In fiscal 2009, the Company’s merchandise primarily included women’s apparel generally consisting of knit tops, shirtings, novelty jackets, sweaters, skirts, denim bottoms and bottoms of other fabrications.  The Company carried dresses in a select number of stores and also began selling a variety of accessories to compliment its apparel assortments in approximately 350 stores in fiscal 2009.

Historically, sweaters have accounted for a large percentage of the Company’s sales.  Over the past few years, the Company has shifted merchandise receipts away from its sweater category and expanded its offerings in other merchandise categories.  Sweaters comprised approximately 20% of the Company’s sales in fiscal 2009 and 2008, and 23% of its sales in fiscal 2007.

With the assistance of a new merchandise planning and allocation system, the Company analyzed and reduced the number of SKUs carried at each store in an effort to increase inventory productivity.  In addition, the new system gave the Company the capability to manage its merchandise assortment by climate zone.  In fiscal 2009, the Company began tailoring its assortment for “cold,” “mild” and “hot” climates.

In fiscal 2009, the Company transitioned away from delivering new product assortments six times each year to a more even pattern of flowing fresh styles and colors to its stores on a monthly basis.  During the year, the Company continued to refine and update its merchandise offerings.  The Company focused on balancing its more traditional novelty styles with core basics and updated silhouettes, patterns and prints.  In addition, the Company offered various solution-based products that addressed its customers’ desires for comfort and fit.  The Company’s recent fit initiative also established technical specifications for the Company’s merchandise to ensure consistent high-quality fabrication and uniform standards for size and fit.

The Company plans to continue to explore potential merchandise and brand extensions that could be complementary to its current products and brands.  In fiscal 2008, the Company tested a collection of petite sizes in approximately 95 Christopher & Banks stores.  Based on favorable customer response, the Company expanded the program in fiscal 2009 to feature petite sizes in approximately 300 Christopher & Banks stores.  Beginning in fiscal 2009, accessories were carried in approximately 150 of the Company’s stores.  In fiscal 2010, jewelry will be available in approximately 350 stores and scarves will be offered in all stores in fiscal 2010.

In fiscal 2010, the Company also plans to further capitalize on its plus-size C.J. Banks brand.  Capsules of C.J. Banks merchandise will be carried in approximately 30 test Christopher & Banks stores located in markets that do not have C.J. Banks store locations.  The Company will analyze the results of this test and, based on demand, may add C.J. Banks merchandise to additional Christopher & Banks locations to meet the needs of its plus size customer in markets where she is underserved.

Sourcing

In fiscal 2009, the Company began executing a significant shift in its sourcing strategy by aligning itself with new key suppliers with expertise along all of the Company’s merchandise categories.  As a result of partnering with these new vendors, the Company was able to diversify country of production, improve payment terms, increase flexibility and reduce risk.  These vendor partners also possess significant expertise in consistent production standards and quality control.  Prior to fiscal 2009, the Company directly imported the majority of its goods as the declared importer of record, with substantially all production occurring in China, Hong Kong and Singapore.  As a result of implementing its new sourcing structure, the Company reduced its level of direct importing as the declared importer of record.  Approximately 48% of its merchandise purchases were imported directly in fiscal 2009, compared to 78% of its purchases in fiscal 2008.  The Company anticipates the amount of merchandise it imports directly will continue to decline in fiscal 2010.  In spite of the reduction of direct imports, substantially all of the Company’s merchandise was manufactured overseas in fiscal 2009 and management expects this to continue in fiscal 2010.

During fiscal 2009, the Company’s ten largest vendors provided approximately 52% of the Company’s purchases.  One vendor accounted for approximately 15% of the Company’s purchases, while another supplied the Company with 11% of its merchandise.  Although the Company has strong partnerships with these vendors, there can be no assurance that these relationships can be maintained in the future or that these vendors will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from these vendors, management believes that it will be able to shift production to other suppliers so as to continue to secure the required volume of products.  Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on the Company’s financial position or results of operations.

In fiscal 2009 and 2008, the Company purchased approximately 25% and 47% of its merchandise, respectively, through one buying agent (the “Agent”).  As the Company has continued the process of establishing relationships with additional primary suppliers, the Company and the Agent terminated their sourcing arrangement effective as of December 2008.  The Company is not subject to long-term purchase commitments or arrangements with any of its suppliers or agents.

Marketing

In order to increase awareness of its brands, the Company continued the expansion of its marketing efforts in fiscal 2009.  The Company spent approximately 1.5% of its net sales on marketing-related expenditures in fiscal 2009, compared to approximately 1.0% of net sales in fiscal 2008.  In fiscal 2010, the Company plans to execute its marketing strategies as efficiently as possible and limit marketing-related expenditures to approximately 1.0% of anticipated revenues for the year.  Compelling window and in-store marketing materials are used to communicate the Company’s fashion and promotional messages.  The Company utilizes its CRM database, which is hosted by an outside service provider, to analyze customer purchase history to make strategic decisions regarding various marketing initiatives.  The Company also issues email messages to customers regarding new product arrivals and features, in-store promotions or other offers and events.

The Company plans to maximize its CRM programs in fiscal 2010.  The Company will continue to accumulate and incorporate customer data into its CRM program in an effort to drive additional customer traffic to its stores and web sites, encourage cross shopping between its stores and online web sites and increase overall brand awareness.  The Company’s database of customer names increased 30% in fiscal 2009, while the number of customer email addresses doubled to 1.8 million over the same period.  Fiscal 2010 CRM efforts will focus primarily on email communication, which is the most cost-effective and efficient method of communicating with customers.  In addition, the Company plans to continue to tailor its email messages to segmented groups of customers in an effort to drive stronger response rates from its messages.

In addition to maximizing its CRM programs, the Company plans to increase its focus on grass roots marketing efforts in fiscal 2010.  These special events, many of which are coordinated at the store level, are designed to create a sense of community in our stores that reward customer loyalty while giving the Company an opportunity to attract new customers.

In fiscal 2010, the Company also plans to renew its focus on the smaller markets that have traditionally been the foundation of the Company’s success.  Approximately 50% of the Company’s stores are located in small, rural or captured markets.  While same-store sales have declined in these markets, the declines have been slightly less than in the remainder of the Company’s stores.  The Company plans to utilize its grass roots marketing efforts to increase communication and connections with customers in these markets.  Stores located in the smaller, rural markets generally have higher productivity and lower occupancy costs, resulting in higher operating margins.

E-commerce

In February 2008, the Company launched separate e-commerce web sites for its Christopher & Banks and C.J. Banks brands.  These web sites give customers the ability to view and purchase the Company’s merchandise online at www.christopherandbanks.com and www.cjbanks.com.  The Company currently sells essentially the same selection of merchandise on its web sites that it features in its Christopher & Banks and C.J. Banks stores.  In fiscal 2009, the Company began offering a greater size selection through its e-commerce web sites.

Inventory and order fulfillment for the Company’s e-commerce operations is handled by a third-party provider. The Company’s web sites offer convenience and product research capabilities to its customers, which management believes will generate incremental sales.  Further, management believes that the web sites provide the Company with a means to drive additional traffic to its Christopher & Banks and C.J. Banks stores and increase brand awareness.

In fiscal 2010, the Company plans to continue to grow its Christopher & Banks and C.J. Banks e-commerce businesses.  Web site visual presentation will be enhanced and merchandise offerings will be expanded to include exclusive online-only merchandise categories, styles, sizes and lengths.  In an effort to drive additional traffic to its web sites, the Company plans to increase its online marketing efforts and leverage its newly-launched online associate ordering system, which allows the Company’s store associates the opportunity to service customers through direct access to the Company’s e-commerce sites.

The Company’s web sites referenced above are for textual reference only and such references are not intended to incorporate the Company’s web sites into this Annual Report on Form 10-K.

Information Technology

Management continued to make upgrades to critical components of its information systems in fiscal 2009.  In the first quarter the Company completed the installation of new point-of-sale registers in 550 of its stores.  The new registers provide the Company with updated point-of-sale (“POS”) technology.  Management anticipates these new registers will help improve operating efficiencies and provide enhanced communication abilities with its stores. All of the Company’s POS registers are polled nightly to collect SKU-level sales data and inventory information, including information by style, color and size.  Management evaluates this information to analyze same-store sales results, profitability and to formulate and implement Company-wide merchandise pricing decisions.

In fiscal 2009, the Company completed the installation of a new merchandise planning and allocation system.  The system allows enhanced product allocation models which gives the Company increased flexibility regarding product distribution by store sales volume, climate and customer size and fashion preferences.  In addition, the financial planning modules of this system have begun to provide the Company with more in-depth product analysis capabilities.  The Company also completed the implementation of a new suite of financial software applications in fiscal 2009.

In fiscal 2010, while the Company plans to conservatively approach additional investment in its information systems, it is committed to maintaining its existing systems and making certain critical enhancements.  The Company plans to implement an upgrade to its store software application that will facilitate enhanced customer service through electronic signature capture and facilitation of PIN-based debit transactions.

Distribution, Planning and Allocation

The Company utilizes a single distribution center in Plymouth, Minnesota to receive and distribute merchandise to its stores.  Once received at the Company’s distribution center, merchandise is counted and processed for distribution to its stores.  In fiscal 2009, the Company analyzed its supply chain and implemented process improvements resulting in increased efficiency in merchandise receiving, packing and distribution.  In addition, the Company transitioned to a new national carrier to deliver daily shipments from the Company’s distribution center to its stores which resulted in decreased merchandise time-in-transit and reduced shipping costs.

In fiscal 2009, the Company completed the implementation of its new merchandise planning and allocation system.  Through the use of the new allocation modules, the Company has gained increased flexibility in product placement.  Functionality from this system has allowed the Company to more easily manage its merchandise assortment based on differences in store sales volume and climate, as well as customer size and fashion preferences.  The system has provided the Company with improved forecasting of sales, merchandise margins and inventory levels and allows the Company to continue to execute strict inventory controls.  Throughout fiscal 2010, the Company will utilize the system to enhance inventory productivity by performing SKU rationalization analysis and store unit capacity planning, resulting in improved product flow.   The Company began to realize benefits from the new planning and allocation system in the second half of fiscal 2009 and anticipates increased benefits in fiscal 2010.

Real Estate/Leasing

During fiscal 2009, the Company opened 15 new Christopher & Banks stores and 14 new C.J. Banks stores.  The Company closed ten Christopher & Banks stores and four C.J. Banks stores during the year.  In addition, the Company closed all of its Acorn stores in conjunction with its plan announced in July 2008 to fully exit its Acorn division business by December 31, 2008.

Given the current economic environment, and the Company’s desire to control capital investments to facilitate cash preservation, management is planning a more conservative approach to store expansion for fiscal 2010.  In fiscal 2010, the Company is planning to open a maximum of five new stores, including its first dual store concept as described further below.  The Company also intends to close approximately 15 stores.  Total fiscal 2010 capital expenditures are planned to range from $8 to $9 million, down approximately 50% from the $18.4 million of capital expenditures in fiscal 2009.  The Company will also continue to focus on reducing occupancy costs through aggressive lease renegotiations and diligently exercising rent reductions related to sales volume and co-tenancy violations.

The Company typically uses a prototype store design for each of its store concepts.  These store designs are regularly modified and updated, with an updated Christopher & Banks store prototype most recently developed in fiscal 2008.  The store design is intended to provide an open and inviting environment, which enables the Company to deliver a focused merchandise presentation to its customers.  In fiscal 2010, the Company plans to open its first dual store concept which will give it the opportunity to offer all three size ranges, missy, petite and plus, within one store, resulting in greater operating efficiencies.

The Company historically completed a major or minor remodeling of each store on a ten-year cycle as leases expired.  However, since a substantial majority of the Company’s stores currently utilize a similar prototype design, the Company plans to remodel stores on an as-needed basis in fiscal 2010.  Nonetheless, minor improvements, such as carpet replacement and painting, will continue to be made throughout the Company’s stores as appropriate.

The Company has historically operated the majority of its stores in enclosed shopping malls.  Management intends to focus future store expansion in off-mall locations due to the convenience these locations provide the Company’s customers.  Management also believes it has the greatest opportunity for future store growth with its C.J. Banks brand, which operates 267 stores, compared to its 547 Christopher & Banks locations.  While the Company may from time to time consider the acquisition or organic development of other retail concepts, it is not exploring such options at this time.

Store Operations

The Company manages its stores in a manner that encourages participation by the store manager in the execution of the Company’s business and operational strategies.  The Company’s store operations are organized into districts and regions.  Each district is managed by a district manager, who typically supervises an average of 14 stores.  The Company has three regional vice presidents who supervise its district managers.

In January 2009, the Company reorganized its field supervision structure.  Districts and regions were realigned geographically across both the Christopher & Banks and C.J. Banks brands.  The reorganization resulted in increased efficiencies and cost savings, allowing field supervisors to spend less time traveling and more time in their stores working with and managing their team of associates.

The Company strives to provide a quality in-store experience.  Its friendly and knowledgeable associates work to cater to its customers’ needs.  Store associate training includes on-the-floor selling programs and information about product knowledge and wardrobing solutions.

Competition

The women’s retail apparel business is highly competitive.  To differentiate itself from its competitors, the Company’s buyers, working in conjunction with the Company’s internal design group, create a merchandise assortment which is manufactured exclusively for the Company under its proprietary Christopher & Banks and C.J. Banks brand names.  The Company believes that the principal bases upon which it competes are unique, exclusively designed merchandise selection, quality garment construction, value, visual merchandise presentation, personalized customer service and store location.  The Company competes with a broad range of national and regional retail chains that sell similar merchandise, including department stores and specialty stores.  Many of these competitors are larger and have greater financial resources than the Company.  The Company believes that its unique merchandise assortments, strong visual presentation, product quality, affordable merchandise price and customer service enable the Company to compete effectively.

Employees

As of May 1, 2009, the Company had approximately 2,100 full-time and 6,200 part-time employees.  The number of part-time employees typically increases during November and December.  Approximately 228 of the Company’s associates are employed at its corporate office and distribution center facility, with the remaining associates employed in its stores.  None of the Company’s employees is represented by a labor union or is subject to a collective bargaining agreement.  The Company has never experienced a work stoppage and considers its relationship with its employees to be good.

Seasonality

The Company’s quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, consumer confidence, customer response to the Company’s seasonal merchandise mix, timing of new store openings, adverse weather conditions, shifts in the timing of certain holidays and shifts in the timing of promotional events.

Trademarks and Service Marks

The Company, through its wholly-owned subsidiary, Christopher & Banks Company, is the owner of the federally registered trademark and service mark “christopher & banks,” which is its predominant private brand, and “cj banks,” its plus-size private brand.  Management believes these primary marks are important to the Company’s business and are recognized in the women’s retail apparel industry.  Accordingly, the Company intends to maintain these marks and the related registrations.  U.S. trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade.  Management is not aware of any challenges to the Company’s right to use these marks in the United States.

Available Information

The Company makes available free of charge, on or through its web site, located at www.christopherandbanks.com under the heading Investor Relations, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

ITEM 1A.

RISK FACTORS

Our business is subject to a variety of risk and the following risk factors should be considered carefully in evaluating our business and the forward-looking information in this document.  Set forth below are the most significant factors which could cause actual results to differ materially from the forward-looking statements or information in this document.  Please also see the “Statement Regarding Forward-Looking Disclosures” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The risks described below are not the only risks our business faces.  We may also be adversely affected by additional risks not presently known to us or that we currently deem less significant or unlikely than those listed.

The global economic crisis could have a material adverse effect on the Company’s liquidity.

The recent distress in the financial markets has resulted in extreme volatility in security prices and diminished liquidity and credit availability, and there can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy.  Although we believe that the cash provided by our operations and through our short and long-term investments will provide us with sufficient liquidity through the current credit crisis, the current economic crisis could be more prolonged and pervasive than anticipated.  We have significant amounts of cash and cash equivalents that are invested in various tax exempt or treasury money market funds.  With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our investments.

All of our stores are located within the United States, making us highly susceptible to deteriorations in U.S. macroeconomic conditions and consumer confidence.

All of our stores are located within the United States, making our results highly dependent on U.S. consumer confidence and the health of the U.S. economy.  In addition, a significant portion of our total sales is derived from stores located in eight states:  Indiana, Iowa, Michigan, Minnesota, Illinois, Ohio, Pennsylvania and Wisconsin, resulting in further dependence on local economic conditions in these states.  Deterioration in macroeconomic conditions and consumer confidence could negatively impact our business in many ways, including:

•                  slowing sales growth or reduction in overall sales;

•                  reducing gross margins; and

•                  increasing our expenses.

The current downturn in the U.S. economy is likely to continue to negatively affect discretionary consumer purchases of apparel, including our merchandise, and thus impact our results of operations and continued growth.  It is difficult to predict how long the current economic, capital and credit market conditions will continue and what long-term impact, if any, they will have on our business.  In the short-term, however, these conditions have negatively affected our results of operations.

If we are unable to anticipate or react to changing consumer preferences in a timely manner, our sales, merchandise margins and operating income could decline.

Our success largely depends on our ability to consistently gauge fashion trends and provide merchandise that satisfies customer demands for each of our two brands in a timely manner.  Any missteps may affect merchandise desirability and inventory levels, since we enter into agreements to manufacture and purchase our merchandise well in advance of the selling season for such merchandise.  Our failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends could lead to lower sales, missed opportunities, excess inventories and more frequent and larger markdowns, which could have a material adverse impact on our business.  Merchandise misjudgments could also negatively impact our image with our customers and result in diminished brand loyalty.

Our ability to manage inventory levels may impact our results.

The long lead time usually required for our merchandise makes customer demand difficult to predict and responding to changes quickly a challenge.  Our financial condition could be materially adversely affected if we are unable to manage inventory levels and respond to short-term shifts in customer demand patterns.  Inventory levels in excess of customer demand may result in excessive markdowns and, therefore, lower than planned margins.  On the other hand, if we underestimate demand for our merchandise we may experience inventory shortages resulting in missed sales and lost revenues.  Either of these events could harm our operating results and brand image.

The absence of or further reduction in mall traffic could significantly reduce our sales and leave us with unsold inventory.

A significant portion of our current stores are located in shopping malls.  Sales at these stores are contingent, in large part, on the volume of traffic in those malls.  Sales volume has been adversely affected by the reduction in traffic at malls generally and at specific malls due to the economic downturn, the closing of anchor department stores and competition from non-mall retailers and other malls where we have fewer stores.  A decline in the desirability of the shopping environment of a particular mall, or in the popularity of mall shopping generally among our customers, could limit the number of customers visiting our stores. This could decrease our level of sales and leave us with excess inventory.  In such circumstances, we may respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which could further decrease our merchandise margins and operating income.

We operate in a highly competitive retail industry.  The size and resources of some of our competitors may allow them to compete more effectively than we can, which could result in loss of market share.

The women’s specialty retail industry is highly competitive.  We compete primarily with women’s apparel retailers, department stores, catalog retailers and Internet businesses that also engage in the retail sale of women’s apparel. We believe that the principal bases upon which we compete are the quality, design and price of our merchandise and the quality of our customer service.  Many of our competitors are companies with greater financial, marketing and other resources.  They may be able to adapt to changes in customer requirements more quickly, devote greater resources to the marketing and sale of their products, generate greater national brand recognition and/or adopt more aggressive pricing policies than we can.  In addition, an increased level of promotions or discounted sales by our competitors may adversely affect response rates to our merchandise or to our own level of promotions or sales.  As a result, we may lose market share, which could reduce our revenues, merchandise margins and operating income.  In addition to competing for sales, we compete for favorable store locations, lease terms and qualified associates.

Fluctuations in our level of same-store sales could adversely affect our earnings growth and stock price.

A variety of factors has historically affected, and will continue to affect, our comparable stores sales results and profit margins.  These factors include fashion trends and customer preferences, changes in our merchandise mix, competition, economic conditions, weather, effective inventory management and new store openings.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7.  There is no assurance that we will achieve positive levels of same-store sales and earnings growth, and any decline in our future growth or performance could have a material adverse effect on the market price of our common stock, as well as result in further impairment in our long-lived (i.e., store) assets.

Our stock price has experienced, and could continue to experience in the future, substantial volatility as a result of many factors, including recent global economic conditions, broad market fluctuations and public perception of the prospects for the women’s apparel industry.  Failure to meet market expectations, particularly with respect to comparable store sales, net revenues, operating margins and earnings per share, would likely result in a decline in the market price of our stock.

Our results of operations could deteriorate if we fail to attract, develop and retain qualified employees.

Our success depends to a significant extent both on the continued services of our current executive and senior management team, as well as our ability to attract, hire, motivate and retain qualified employees, including store personnel, in the future.  The turnover rate in the retail industry’s store operations is high, and qualified individuals of the requisite caliber and number needed to fill open positions may be in short supply in some geographic areas.  Significant increases in employee turnover rates could have a material adverse effect on our business, financial condition and results of operations.  We believe we have benefited substantially from the leadership and strategic guidance of our key executives and members of our creative team, who are primarily responsible for developing our merchandise and reinforcing our brand identity.  The loss, for any reason, of the services of any of these key individuals could delay or adversely affect the implementation of our strategies and tactics or the merchandise we offer.

Our ability to achieve the results of our SG&A expense and capital expenditure reduction program may impact our operating results.

In order to maintain or improve our operating margins, we need to successfully manage our operating costs.  We have previously announced a program to reduce our SG&A expenses by more than $15 million and our capital expenditures by $8 million in fiscal 2010, as part of a major drive to improve overall operating effectiveness.  The benefits associated with our initiatives are based on forecasts, which may vary substantially from our actual results.  We cannot assure the successful implementation of our planned cost reductions and capital expenditure reduction plans.  Our inability to successfully manage labor costs, occupancy costs or other operating costs, or our inability to take advantage of opportunities to reduce operating costs, could adversely affect our operating margins and our results of operations.

We are highly dependent on a few suppliers who primarily manufacture overseas and our reliance on foreign sources of production poses various risks.

We do not own or operate any manufacturing facilities and depend on independent third parties to manufacture our merchandise.  We cannot be certain that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality control and failures to meet production deadlines or increases in manufacturing costs.

In fiscal 2009, approximately 48% of our merchandise was directly imported from foreign factories and our ten largest suppliers accounted for approximately 52% of the merchandise we purchased.  Substantially all of the Company’s directly imported merchandise is manufactured in Southeast Asia.  Purchases from the Company’s largest overseas supplier accounted for approximately 15% of total purchases in fiscal 2009.  The majority of these goods are produced in China, Hong Kong and Singapore.  An adverse change in the status of our relationship with our largest supplier or any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including the imposition of additional import restrictions, could materially harm our operations.  We have no long-term merchandise supply contracts, and we compete with other companies for production facilities and import quota capacity.

As we purchase a significant portion of our merchandise that is manufactured overseas, we are subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as:

•                  imposition of new legislation relating to import quotas or other restrictions that may limit the quantity of our merchandise that may be imported into the United States from countries in regions where we do business;

•                  significant delays in the delivery of cargo due to port security considerations;

•                  imposition of anti-dumping or countervailing duties in response to an investigation as to whether a particular product being sold in the United States at less than fair value may cause (or threaten to cause) material injury to the relevant domestic industry;

•                  financial or political instability in any of the countries in which our merchandise is manufactured;

•                  impact of natural disasters and public health concerns on our foreign sourcing offices and vendor manufacturing operations;

•                  fluctuation in the value of the U.S. dollar against foreign currencies or restrictions on the transfer of funds;

•                  potential recalls for any merchandise that does not meet our quality standards; and

•                  disruption of imports by labor disputes and local business practices.

We cannot predict whether any of the foreign countries in which our merchandise is manufactured, or in which our merchandise may be manufactured in the future, will be subject to import restrictions by the U.S. government.  Any sudden disruption of manufacturing or imposition of trade restrictions, such as increased tariffs or more restrictive quotas on apparel or other items we sell, could affect the import of such merchandise and could increase the cost or reduce the supply of merchandise available to us and adversely affect our business, financial condition, results of operations or liquidity.

In addition, the raw materials used to manufacture our merchandise are subject to availability constraints and price volatility caused by high demand for fabrics, weather conditions, supply conditions, government regulations, economic climate and other unpredictable factors.  Increases in the demand for, or the price of, raw materials used to manufacture our merchandise could have a material adverse effect on our cost of sales or our ability to meet our customers’ needs.  We may not be able to pass all or a material portion of such higher raw material costs on to our customers, which could negatively impact our profitability.

Our inability to maintain the value of our brands and our trademarks may adversely affect our business and financial performance.

Our success depends in part on the value of our Christopher & Banks and C.J. Banks brands.  The Christopher & Banks and C.J. Banks names are integral to our business, as well as to the implementation of our strategies for expanding our business.  Maintaining, promoting and positioning our brands will depend largely on the success of our design, merchandising and marketing efforts and our ability to provide a consistent, high quality customer experience.  Our brands could be adversely affected if we fail to achieve these objectives for one or both of these brands and our public image and reputation could be tarnished by negative publicity.  Any of these events could negatively impact sales.

We also believe that our “christopher & banks” and “cj banks” trademarks are important to our success.  Even though we register and protect our trademarks and other intellectual property rights, there is no assurance that our actions will protect us from the prior registration by others or prevent others from infringing our trademarks and proprietary rights or seeking to block sales of our products as infringements of their trademarks and proprietary rights.  If we cannot adequately protect our marks or prevent infringement of them, our business and financial performance could suffer.

We face challenges to grow our business and to manage our growth.

Our growth is dependent, in large part, upon our ability to successfully add new stores.  In addition, on a routine basis, we close underperforming stores, which may result in write-offs.  The success of our growth strategy, which involves opening fewer stores in fiscal 2010 than in the past several years, depends upon a number of factors, including the identification of suitable markets and sites for new stores, negotiation of leases on acceptable terms, construction or renovation of sites in a timely manner at acceptable costs and maintenance of the productivity of our existing store base.  Our failure to open new stores on a timely basis, obtain acceptance in markets in which we currently have limited or no presence, attract qualified management and personnel or appropriately adjust operational systems and procedures would have an adverse affect on our growth prospects.

Our ability to successfully upgrade and maintain our information systems to support the needs of the organization is subject to various risks.

We rely heavily on information systems to manage our operations, including a full range of retail, financial, sourcing and merchandising systems, and regularly make investments to upgrade, enhance or replace these systems.  We have invested significantly the past several years in a number of system implementations and upgrades at a considerable cost and it is possible these improvements will not be as effective as planned or yield the anticipated benefits.  The reliability and capacity of our information systems is critical.  Despite our preventative efforts, our systems are vulnerable from time-to-time to damage or interruption from, among other things, security breaches, computer viruses, power outages and other technical malfunctions.  Any disruptions affecting our information systems, or any delays or difficulties in transitioning to new systems or in integrating them with current systems, could have a material adverse impact on our business.  Any failure to maintain adequate system security controls to protect our computer assets and sensitive data, including customer data, from unauthorized access, disclosure or use could also damage our reputation with our customers.

In addition, our ability to continue to operate our business without significant interruption in the event of a disaster or other disruption depends in part on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans.

We depend significantly on a single operations and distribution facility.

All of our administrative and distribution operations are housed in a single facility.  A significant interruption in the operation of this facility due to natural disasters, accidents or other events could reduce our ability to receive and provide merchandise to our stores, as well as reduce our ability to administer and oversee our business, which could reduce our sales and results of operations.  The success of our stores depends on their timely receipt of merchandise from our distribution center.  An independent third party transportation company delivers our merchandise to our stores.  Disruptions in the delivery of merchandise or work stoppages by employees of this third party could delay the timely receipt of merchandise, which could result in lost sales, a loss of loyalty to our brands and the late receipt of inventory when it is no longer seasonally appropriate.  Timely receipt of merchandise by our stores may also be affected by factors such as inclement weather, natural disasters, accidents, system failures and acts of terrorism.

There are risks associated with our e-commerce sales.

We sell merchandise over the Internet through our web sites, www.christopherandbanks.com and www.cjbanks.com.  Our e-commerce operations are subject to numerous risks, including:

•                  reliance on third party computer hardware/software and on a single fulfillment center;

•                  rapid technological change;

•                  diversion of sales from our stores;

•                  liability for online content;

•                  violations of state or federal privacy laws;

•                  credit card fraud;

•                  risks related to the failure of the computer systems that operate our web sites and their related support systems, including computer viruses;

•                  telecommunications failures and electronic break-ins and similar disruptions; and

•                  timely delivery of our merchandise to our customers by third parties.

There is no assurance that our e-commerce operations will meet our sales and profitability plans.

Effects of war, terrorism or other catastrophes could adversely impact our business or operations.

Threat of terrorist attacks or actual terrorist events in the United States or worldwide could cause damage or disruption to international commerce and the global economy, disrupt the production, shipment or receipt of our merchandise or lead to lower customer traffic in regional shopping centers.  Natural disasters, pandemics or other significant health issues could also impact our ability to open and run our stores in affected areas.  Lower customer traffic due to security concerns, war or the threat of war, natural disasters, pandemics or other health concerns could result in reduced customer traffic and decreased sales that would have a material adverse impact on our business, financial condition and results of operations.

Changes in federal, state or local laws and regulations, or our failure to comply with such laws and regulations, could increase our expenses and expose us to legal risks.

Our business is subject to a wide array of laws and regulations which may change from time-to-time.  Significant legislative changes that impact our relationship with our workforce (none of which is represented by unions as of the end of fiscal 2009) could increase our expenses and adversely affect our operations.  In addition, if we fail to comply with applicable laws and regulations, such as wage and hour or privacy laws, we could be subject to legal risk, including government enforcement action and class action civil litigation, which could adversely affect our results of operations.  Additionally, we are periodically involved in various litigation matters that arise in the ordinary course of business.

Our policies, procedures and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the Securities and Exchange Commission and the New York Stock Exchange, as well as applicable employment laws.  Additional legal and regulatory requirements, such as those arising under the Sarbanes-Oxley Act of 2002, increase the complexity of the regulatory environment in which we operate and the related cost of compliance.  Failure to comply with such laws and regulations may result in damage to our reputation, financial condition and market price of our stock.

Our business could suffer if one of the manufacturers of the goods that we sell fails to use acceptable labor practices.

We require manufacturers of the goods that we sell to operate in compliance with applicable laws and regulations.  While our internal and vendor operating guidelines promote ethical business practices and our staff and our agents periodically visit to review the operations of our independent manufacturers, we do not control these manufacturers or their labor practices.  The violation of labor or other laws by an independent manufacturer used by us, or the divergence of an independent manufacturer’s labor practices from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt the shipment of products to us or damage our reputation, which may result in a decrease in customer traffic to our stores and adversely affect our sales and net earnings.

Funds associated with the auction rate securities held by us that we have traditionally held as short-term investments may not be liquid or readily available.

Our investment in securities currently consists partially of auction rate securities which are not currently liquid or readily available to convert to cash and, therefore, we have reclassified these as long-term marketable security investments.  We do not believe that the current liquidity issues related to our auction rate securities will impact our ability to fund our ongoing business operations.  However, if the global credit crisis persists or intensifies, it is possible that we will be required to further adjust the fair value of our auction rate securities.

The Company’s marketing efforts rely upon the effective use of customer information.  Restrictions on the availability or use of customer information could adversely affect the Company’s marketing programs, which could result in lost sales and a decrease in profits.

The Company uses its customer database to market to its customers.  Any limitations imposed on the use of such consumer data, whether imposed by federal or state governments or business partners, could have an adverse effect on the Company’s future marketing activity.  To the extent the Company’s or its business partners’ security procedures and protection of customer information prove to be insufficient or inadequate, the Company may become subject to litigation, which could expose it to liability and cause damage to its reputation or brand.

Operating losses in tax jurisdictions with deferred tax assets could hinder our ability to continue to carry the deferred tax assets, which would result in a valuation allowance negatively impacting our consolidated results and net worth.

Deferred income tax assets represent potential future income tax benefits.  Realization of these assets is ultimately dependent upon future taxable income.  No valuation allowance has been provided for deferred tax assets because management believes realization of the full amount of net deferred tax assets is more likely than not.  While the Company has a history of profits, its profitability has declined over the last three years and the Company recorded a net loss in fiscal 2009.  Therefore, achievement of profitability in fiscal 2010 will be a significant factor in determining the Company’s continuing ability to carry these deferred tax assets.

Our accounting for deferred taxes represents our best estimate of future events. If future results from our operations are less than projected, a valuation allowance may be required to reduce deferred tax assets, which could have a material impact on our results of operations in the period in which it is recorded.  Significant negative events, including losses in future years, would make it reasonably possible that valuation allowances against deferred tax assets would be required in future periods.

ITEM 1B.
UNRESOLVED STAFF COMMENTS

There are no matters which are required to be reported under Item 1B.

ITEM 2.
PROPERTIES

Store Locations

The Company’s Christopher & Banks and C.J. Banks stores are located primarily in regional shopping malls in smaller to mid-sized cities and suburban areas.  Approximately 85% of the Company’s stores are located in enclosed malls that typically have numerous specialty stores and two or more general merchandise chains or department stores as anchor tenants.  The remainder of the Company’s Christopher & Banks and C.J. Banks stores are primarily located in power and strip shopping centers.

The Company attempts to locate its stores strategically within each mall or shopping center to attract customers through visual displays and the use of lifestyle graphics. While the Company has historically operated the majority of its stores in enclosed shopping malls, management intends to focus future store expansion on off-mall locations due to the convenience these locations provide the Company’s customers.

At May 1, 2009, Christopher & Banks stores averaged approximately 3,300 square feet and C.J. Banks stores averaged approximately 3,600 square feet.  The Company estimates approximately 85% of the total aggregate store square footage is allocated to selling space.

At May 1, 2009, the Company operated 814 stores in 46 states as follows:

State	Christopher & Banks	C.J. Banks	Total Stores
Alabama	5	3	8
Alaska	—	—	—
Arizona	8	3	11
Arkansas	6	2	8
California	11	1	12
Colorado	21	9	30
Connecticut	4	—	4
Delaware	2	—	2
Florida	17	6	23
Georgia	6	2	8
Hawaii	—	—	—
Idaho	7	3	10
Illinois	27	15	42
Indiana	19	14	33
Iowa	23	12	35
Kansas	11	7	18
Kentucky	10	4	14
Louisiana	2	—	2
Maine	3	2	5
Maryland	7	2	9
Massachusetts	11	2	13
Michigan	30	17	47
Minnesota	35	15	50
Mississippi	—	—	—
Missouri	13	12	25
Montana	6	4	10
Nebraska	12	7	19
Nevada	—	—	—
New Hampshire	3	—	3
New Jersey	2	—	2
New Mexico	4	3	7
New York	23	16	39
North Carolina	8	4	12
North Dakota	7	4	11
Ohio	35	23	58
Oklahoma	7	1	8
Oregon	7	3	10
Pennsylvania	41	19	60
Rhode Island	1	—	1
South Carolina	3	—	3
South Dakota	6	3	9
Tennessee	13	7	20
Texas	17	2	19
Utah	9	4	13
Vermont	2	1	3
Virginia	13	7	20
Washington	16	8	24
West Virginia	7	7	14
Wisconsin	24	11	35
Wyoming	3	2	5
	547	267	814

Store Leases

All of the Company’s store locations are leased.  Lease terms typically include a rental period of ten years and may contain a renewal option.  Leases generally require payments of fixed minimum rent and contingent percentage rent, calculated based on a percent of sales in excess of a specified level.  The following table, which covers all of the stores operated by the Company at May 1, 2009, indicates the number of leases expiring during the fiscal year indicated and the number of such leases with renewal options.  The number of stores with leases expiring in fiscal 2010 includes those stores which currently are operating on month-to-month terms.

	Number of	Number with
Fiscal Year	Leases Expiring	Renewal Options
2010	88	1
2011	70	—
2012	96	8
2013	103	—
2014	111	1
2015-2019	346	9
Total	814	19

For leases that expire in a given year, the Company plans to evaluate the projected future performance of each store location prior to lease expiration and determine if it will seek to negotiate a new lease for that particular location.

Corporate Office and Distribution Center Facility

In fiscal 2002, the Company purchased its 210,000 square foot corporate office and distribution center facility, located in Plymouth, Minnesota.  Prior to fiscal 2002, the Company leased this facility.  The Company utilizes the entire facility for its corporate office and distribution center requirements.  In February 2009, the Company announced a workforce reduction that reduced the number of associates at its corporate office and distribution center facility by approximately 11%.  Subsequent to this reduction in workforce, the Company’s management believes its corporate office and distribution center facility to be sufficient to meet the Company’s requirements for the foreseeable future.

ITEM 3.

LEGAL PROCEEDINGS

The Company is subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business.  Although the amount of any liability that could arise with respect to any current proceedings cannot, in our opinion, be accurately predicted, any such liability is not expected to have a material adverse impact on the Company’s financial position, results of operations or liquidity.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2009.

ITEM 4A.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers of the Company as of May 1, 2009.

Name	Age	Positions and Offices
Lorna E. Nagler	52	President and Chief Executive Officer
Susan C. Connell	56	Executive Vice President and Chief Merchandise Officer
Monica L. Dahl	42	Senior Vice President, Planning & Allocation & E-commerce
Luke R. Komarek	55	Senior Vice President, General Counsel and Corporate Secretary
Gary Thompson	55	Senior Vice President, Store Operations
Michael J. Lyftogt	40	Vice President, Finance and Interim Chief Financial Officer

Lorna E. Nagler has served as President and Chief Executive Officer since August 2007.  From 2004 to 2007 Ms. Nagler was President of Lane Bryant, a division of Charming Shoppes, Inc.  She was President of Catherines Stores, also a division of Charming Shoppes, Inc., from 2002 to 2004.  From 1996 to 2002, Ms. Nagler held various retail management positions with Kmart Corporation including Senior Vice President, General Merchandise Manager - Apparel and Jewelry from 2000 to 2002 and General Merchandise Manager, Divisional Vice President — Kids and Menswear from 1998 to 2000.  From 1994 to 1996 Ms. Nagler was a Vice President, Divisional Merchandise Manager for Kids R Us.  Ms. Nagler also has previous retail experience with Montgomery Ward and Main Street Department Stores.

Susan C. Connell has served as Executive Vice President and Chief Merchandise Officer since July 2007.  From 2003 to June 2007 she was Senior Vice President — General Merchandise Manager with Lane Bryant, a division of Charming Shoppes, Inc.  Ms. Connell was Vice President — General Merchandise Manager of Motherhood Maternity for Mothers Work, Inc. from 2001 to 2002.  From 2000 to 2001, Ms. Connell was Senior Vice President, Product Development for E Specialty Brands and from 1996 to 2000 Ms. Connell was a Divisional Merchandise Manager for G.H. Bass & Co.  Ms. Connell was Director of Product Development for United Retail Group, Inc. from 1994 to 1996.  From 1986 to 1994, Ms. Connell held various retail positions with Women’s Specialty Retailing Group including General Merchandise Manager of Petite Sophisticate from 1993 to 1994.

Monica L. Dahl has served as Senior Vice President, Planning & Allocation & E-commerce since August 2008.  From December 2005 to July 2008 she was Executive Vice President and Chief Operating Officer.  Ms. Dahl served as Vice President of Business Development from November 2004 to December 2005.  Upon joining the Company in May 2004, Ms. Dahl was Director of Business Development.  From January 1993 to April 2004, Ms. Dahl held various positions with Wilson’s Leather including Director of Sourcing; Divisional Merchandise Manager Women’s Apparel; Director of Merchandise Planning; and several positions in the Finance department.  Ms. Dahl was with Arthur Andersen LLP from December 1987 to December 1992.

Luke R. Komarek has served as Senior Vice President, General Counsel since May 2007.  He was named Corporate Secretary in August 2007.  Prior to joining Christopher & Banks, Mr. Komarek served as General Counsel, Chief Compliance Officer and Secretary at PNA Holdings, LLC and Katun Corporation from March 2004 to May 2007.  Previously, Mr. Komarek served as Vice President of Legal Affairs and Compliance at Centerpulse Spine-Tech Inc. from February 2003 to March 2004.  Mr. Komarek was with FSI International, Inc., a semiconductor equipment company, most recently serving as Vice President, General Counsel and Corporate Secretary, from 1995 to 2002.

Gary Thompson has served as Senior Vice President, Store Operations since joining the Company in June 2008.  From 2006 to May 2008, Mr. Thompson served as Vice President, Stores/Operations at Charming Shoppes, Inc.  In 2004 he held the position of Executive Vice President, National Sales Manager for Organized Living and in 2005 he was Vice President, Store Operations for Lane Bryant.  He was CEO of Bag ‘n Baggage from 2000 to 2003.  Prior to that, he served as Vice President, Store Operations for Lids, Inc. and as Vice President, Outlet Division and Vice President, Southeast Store Operations for Cato Fashions.

Michael J. Lyftogt, 40, has served as Interim Chief Financial Officer since December 2008, as well as Vice President, Finance since March 2006.  From March 1998 through February 2006, Mr. Lyftogt served as Controller.  Prior to joining the Company, Mr. Lyftogt was Controller for M.F. Bank & Company, Inc.  Mr. Lyftogt also has previous experience in public accounting.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol “CBK”.  The quarterly high and low stock sales price information for the Company’s common stock for fiscal 2009 and 2008 is included in the table below.

	Market Price
Quarter Ended	High	Low
February 28, 2009	$5.97	$2.75
November 29, 2008	$11.47	$2.65
August 30, 2008	$10.90	$6.74
May 31, 2008	$11.85	$7.71
March 1, 2008	$16.51	$8.54
December 1, 2007	$16.32	$11.43
September 1, 2007	$19.19	$12.08
June 2, 2007	$19.89	$16.36

As of May 1, 2009, the Company had 102 holders of record of the Company’s common stock and approximately 4,900 beneficial owners.  The last reported sales price of the Company’s common stock on May 1, 2009 was $5.75.

In fiscal 2004, the Company’s Board of Directors declared the Company’s first cash dividend.  The declaration provided for an on-going cash dividend of $0.04 per share to be paid quarterly, subject to Board approval.  In July 2006, the Company’s Board of Directors authorized an increase in the quarterly cash dividend to $0.06 per share.  The Company has declared and paid a dividend each quarter since the first declaration in fiscal 2004.  The Company’s Board of Directors reviews and approves dividend payments on a quarterly basis.

In fiscal 2008, the Company’s Board of Directors authorized and subsequently announced a one-year stock repurchase program enabling the Company to purchase up to $20.0 million of its common stock, subject to market conditions.  As of May 24, 2008, the expiration date of the repurchase program, the Company had repurchased 948,800 shares of its common stock under the program for a total cost, including commissions, of approximately $12.1 million.  No repurchases were made under the program in fiscal 2009.

Comparative Stock Performance

The graph below compares the cumulative total shareholder return on the common stock of the Company (“C&B”) from February 28, 2004 to February 28, 2009 to the cumulative total stockholder return of (i) the S&P 500 Index and (ii) the S&P Apparel Retail Index.  The Comparisons assume $100 was invested on February 28, 2004 in the Company’s common stock, the S&P 500 Index and the S&P Apparel Retail Index and also assumes that any dividends are reinvested.

ITEM 6.
SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited Consolidated Financial Statements of the Company and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes appearing in Item 8 of this Form 10-K.

	Fiscal Year Ended
	(In thousands, except per share amounts and selected operating data)
	Feb. 28,	Mar. 1,	Mar. 3,	Feb. 25,	Feb. 26,
	2009	2008	2007(1)	2006	2005
Income Statement Data:
Net sales	$530,742	$560,912	$533,156	$479,067	$435,072
Merchandise, buying and occupancy costs, exclusive of depreciation and amortization	341,734	341,928	318,971	282,426	267,683
Selling, general and administrative expenses	172,295	161,180	140,696	126,175	107,051
Depreciation and amortization	26,264	21,764	19,616	18,261	15,183
Impairment of store assets	4,557	411	330	11	838

Operating income (loss)	(14,108)	35,629	53,543	52,194	44,317
Other income	1,809	4,662	5,116	2,092	1,038
Income (loss) from continuing operations before income taxes	(12,299)	40,291	58,659	54,286	45,355
Income tax provision (benefit)	(4,215)	14,827	22,701	20,920	17,476
Income (loss) from continuing operations	(8,084)	25,464	35,958	33,366	27,879
Loss from discontinued operations, net of income tax	(4,666)	(8,446)	(2,272)	(2,953)	(863)
Net income (loss)	(12,750)	17,018	33,686	30,413	27,016

Basic earnings per common share:
Continuing operations	$(0.23)	$0.71	$0.96	$0.93	$0.77
Discontinued operations	(0.13)	(0.24)	(0.06)	(0.08)	(0.02)
Earnings (loss) per basic share	$(0.36)	$0.48	$0.90	$0.85	$0.74
Basic shares outstanding	35,097	35,772	37,307	35,907	36,322

Diluted earnings per common share:
Continuing operations	$(0.23)	$0.71	$0.95	$0.92	$0.76
Discontinued operations	(0.13)	(0.24)	(0.06)	(0.08)	(0.02)
Earnings (loss) per diluted share	$(0.36)	$0.47	$0.89	$0.84	$0.73
Diluted shares outstanding	35,097	35,852	37,761	36,220	36,825

Dividends per share	$0.24	$0.24	$0.20	$0.16	$0.16

(1)          The year ended March 3, 2007 consisted of 53 weeks.  All other years presented consisted of 52 weeks.

	Feb. 28,	Mar. 1,	Mar. 3,	Feb. 25,	Feb. 26,
	2009	2008	2007(1)	2006	2005

Balance Sheet Data (at end of each period in thousands):
Cash, cash equivalents and short-term investments	$78,814	$78,492	$102,266	$92,385	$60,812
Merchandise inventory	38,828	43,840	52,355	37,871	40,525
Long-term investments	16,400	23,350	—	—	—
Total assets	290,142	311,792	307,323	263,463	229,204
Long-term debt	—	—	—	—	—
Stockholders’ equity	200,223	218,827	225,765	192,793	163,209
Working capital	94,059	95,968	128,854	104,856	81,558

Selected Operating Data:
Same-store sales increase (decrease) (2)	(12)%	1%	1%	1%	(2)%
Stores at end of period	815	837	778	705	642
Net sales per gross square foot (3)	$188	$215	$219	$216	$220

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

Executive Overview

Christopher & Banks Corporation, a Delaware Corporation, is a Minneapolis-based retailer of women’s apparel, which operates retail stores through its wholly owned subsidiaries.  The Company’s fiscal year ends on the Saturday nearest February 28.  The fiscal years ended February 28, 2009 (“fiscal 2009”) and March 1, 2008 (“fiscal 2008”) each consisted of 52 weeks.  The fiscal year ended March 3, 2007 (“fiscal 2007”) consisted of 53 weeks.

As of May 1, 2009, the Company operated 814 stores in 46 states, including 547 Christopher & Banks stores and 267 C.J. Banks stores.  The Company’s Christopher & Banks stores offer distinctive fashions featuring exclusively designed, coordinated assortments of women’s apparel in sizes four to 16.  The Company’s C.J. Banks stores offer similar assortments of women’s apparel in sizes 14W to 24W.  The company also operates e-commerce web sites for its two brands at www.christopherandbanks.com and www.cjbanks.com.

On July 31, 2008, the Company announced its decision to exit its Acorn division business.  The Company’s Board of Directors and management concluded, after a comprehensive review and evaluation, that the concept had not demonstrated the potential to deliver an acceptable long-term return on the Company’s investment.  On July 30, 2008, the Company’s Board of Directors authorized a plan to close all of the Company’s 36 Acorn stores by December 31, 2008.  This decision will allow the Company to focus its resources on its two core brands, Christopher & Banks and C.J. Banks.  The results of all Acorn operations have been removed from continuing operations for each of the fiscal years presented and are presented as discontinued operations.

Fiscal 2009 Summary

The Company’s results of operations were significantly impacted by the extremely challenging macro-economic environment in fiscal 2009, particularly in the fourth fiscal quarter.  Continued and growing instability in the housing, credit, stock and financial markets, combined with increasing general economic uncertainty, have impacted consumer spending patterns, particularly for discretionary retail purchases.  This resulted in a significant reduction in customer traffic and number of transactions per average store in fiscal 2009 compared to fiscal 2008.  The negative consumer spending and customer traffic trends encountered in fiscal 2009 have continued into the first quarter of fiscal 2010.  The Company anticipates these weak trends, and corresponding negative impact on sales and earnings, will likely persist throughout fiscal 2010.

The fourth quarter of fiscal 2009 was particularly difficult as the Company reported a 20% decline in same-store sales and a loss from continuing operations of $28.9 million, or $0.82 per share.  During the fourth quarter, the Company recorded non-cash, pre-tax, long-lived asset impairment charges of approximately $4.6 million related to underperforming Christopher & Banks and C.J. Banks stores.  The Company completed the exit from its Acorn division business in the fourth quarter with the closure of its remaining Acorn stores.  Including the results of its discontinued operations, the Company recorded a net loss of $28.8 million, or $0.82 per share, in the fourth quarter of fiscal 2009.

The Company’s same-store sales declined 12% for the fiscal year ended February 28, 2009.  After taking into account long-lived asset impairment charges, the Company reported a loss from continuing operations of $8.1 million, or $0.23 per share.  For the year, the loss from the Company’s discontinued Acorn operations was $4.7 million, or $0.13 per share, net of an income tax benefit of $3.6 million.  Acorn’s results included store-level operating losses, approximately $4.3 million of lease termination costs, $1.2 million of long-lived store asset impairment charges, $0.3 million of severance costs and $0.3 million of inventory write-offs incurred in connection with exiting the Acorn division business.  Including discontinued operations, the Company recorded a net loss in fiscal 2009 of $12.8 million, or $0.36 per share.

In an effort to minimize the negative top line impact of reduced customer traffic, the Company increased promotional activity, particularly in the third and fourth quarters of fiscal 2009, which resulted in declining merchandise margins and average transaction values.  The Company also focused on decreasing inventory levels and ended fiscal 2009 with inventory levels down approximately 12% on a per-store basis, excluding e-commerce inventory, compared to inventory levels at the end of fiscal 2008.

Given the uncertain economic environment, the Company began to aggressively review and analyze all costs during the third quarter of fiscal 2009.  As a result, an extensive cost-saving program was instituted in the fourth quarter of fiscal 2009.  Part of the plan, announced in January 2009, included reorganization and consolidation of the Company’s field organization, with districts now organized geographically across both the Christopher & Banks and C.J. Banks brands.  The Company also reduced its corporate office and distribution center workforce by approximately 11% in February 2009.    The cost savings program is expected to yield at least $15 million in ongoing selling, general and administrative (“SG&A”) cost savings in fiscal 2010.

In fiscal 2009, the Company opened 15 new Christopher & Banks stores and 14 new C.J. Banks locations.  The Company closed ten Christopher & Banks stores and four C.J. Banks stores during the year.  Going forward, the Company plans to proceed cautiously with new store growth.  The Company currently plans to open a maximum of five new stores in fiscal 2010, including its first dual store concept which will combine Christopher & Banks and C.J. Banks merchandise in one store location.  The Company also plans to close approximately 15 stores in fiscal 2010.

During fiscal 2009, the Company continued to make progress related to a number of key business initiatives as described below.

The Company launched two separate e-commerce web sites in February 2008 for its Christopher & Banks and C.J. Banks brands.  These web sites give customers the ability to view and purchase the Company’s merchandise online at www.christopherandbanks.com and www.cjbanks.com.  The Company currently sells essentially the same selection of merchandise on its web sites that it features in its Christopher & Banks and C.J. Banks stores.  The Company’s customers have responded favorably to its two e-commerce sites in fiscal 2009 and, in response, the Company has adjusted inventory levels for its online businesses to match anticipated demand.  In the second half of fiscal 2009, the Company began offering a greater selection of sizes through its e-commerce web sites than are currently available in its stores.  Management believes that its web sites provide the Company with an opportunity to generate incremental sales and offer convenience and product research capabilities to its customers.

Management continued to make upgrades to critical components of its information systems in fiscal 2009.  In the first quarter, the Company completed the installation of new point-of-sale registers in 550 of its stores.  The new registers provide the Company with updated point-of-sale technology.  Management anticipates these new registers will help improve operating efficiencies and provide enhanced communication abilities with its stores.  In the fourth quarter of fiscal 2009, the Company completed the installation of a new merchandise planning and allocation system.  The system allows enhanced product allocation models which give the Company increased flexibility regarding product distribution by store sales volume, climate and customer size and fashion preferences.  In addition, the financial planning modules of this system have begun to provide the Company with more in-depth product analysis capabilities.  The Company also completed the implementation of a new suite of financial software applications in fiscal 2009.

In fiscal 2009, the Company began executing a significant shift in its sourcing strategy by aligning itself with new key suppliers with expertise along all of the Company’s merchandise categories.  As a result of partnering with these new vendors, the Company was able to diversify country of production, improve payment terms, increase flexibility and reduce risk.  These vendor partners also possess significant expertise in consistent production standards and quality control.  In fiscal 2009 and 2008, the Company purchased approximately 25% and 47% of its merchandise, respectively, through one buying agent (the “Agent”).  As the Company continued the process of establishing relationships with additional primary suppliers its reliance on the Agent was reduced and, as of the end of December 2008, the Company and the Agent terminated their sourcing arrangement.

In order to increase awareness of its brands, the Company expanded its marketing efforts in fiscal 2009.  The Company spent approximately 1.5% of its net sales on marketing-related expenditures in fiscal 2009, compared to approximately 1.0% of sales in fiscal 2008.  The Company plans to continue its efforts to expand its customer relationship management (“CRM”) database and, in particular, focus on increasing the number and effectiveness of its customer e-mail contacts.

Fiscal 2010 Outlook

The Company is planning to focus on a number of key strategies in fiscal 2010.

The Company will continue execution of its extensive cost-savings initiatives.  In fiscal 2010, SG&A expenses are expected to be reduced by at least $15 million through reductions of store-related costs, headcount, travel, and marketing expenditures.  In addition to the savings in SG&A expenses, the Company expects to realize approximately $3 million of savings in outbound freight costs.  The Company will also continue to focus on reducing occupancy costs through aggressive lease renegotiations and diligently exercising rent reductions related to sales volume and co-tenancy violations.  The Company has taken a conservative approach to store growth in fiscal 2010, planning to open a maximum of five new stores.  Total fiscal 2010 capital expenditures are planned to range from $8 to $9 million, down approximately 50% from the $18.4 million of capital expenditures in fiscal 2009.

The Company will also continue to employ strict inventory controls in fiscal 2010, targeting continued inventory reductions in the first half of the year.  Inventory receipts were planned down approximately 20% in the spring season.  During the year, the Company will continue to enhance inventory productivity through SKU rationalization and improved store assorting based on sales volume, climate, size and fashion preferences.

In fiscal 2010, the Company plans to renew its focus on the smaller markets that have traditionally been the foundation of the Company’s success.  Approximately 50% of the Company’s stores are located in small, rural and captured markets.  While same-store sales have declined in these markets, the declines have been slightly less than in the remainder of the Company’s stores.  The Company plans to develop its grass roots marketing efforts to increase communication and connections with customers in these markets.  Stores located in the smaller, rural markets generally have higher productivity and lower occupancy costs, resulting in higher operating margins.

Also in fiscal 2010, the Company plans to continue to grow its Christopher & Banks and C.J. Banks e-commerce businesses.  The Company plans to enhance web site visual presentation and to expand merchandise offerings to include exclusive online-only merchandise categories, styles, sizes and lengths.  In an effort to drive additional traffic to its web sites, the Company plans to increase its online marketing efforts and leverage its newly-launched online associate ordering system, which allows the Company’s store associates the opportunity to service customers through direct access to the Company’s e-commerce sites.

The Company plans to strengthen its CRM programs in fiscal 2010.  The Company will continue to accumulate and incorporate customer data into its CRM program in an effort to drive additional customer traffic to its stores and web sites, encourage cross shopping between its stores and online sites and increase overall brand awareness.  The Company’s database of customer names increased 30% in fiscal 2009, while the number of customer email addresses doubled to 1.8 million over the same period.  Fiscal 2010 CRM efforts will focus primarily on email communication, which the Company believes is the most cost-effective and efficient method of communicating with customers.  In addition, the Company plans to continue to tailor its email messages to segmented groups of customers in an effort to drive stronger response rates from its messages.

Finally, the Company will place additional focus on growth opportunities with its plus size brand, C.J. Banks.  In late summer 2009, the Company plans to open its first dual store concept.  This will give it the opportunity to offer all three size ranges, missy, petite and plus, within one store, resulting in greater operating efficiencies.  In addition, in the fall of 2009 the Company plans to introduce capsules of its C.J. Banks plus size merchandise in a select test group of Christopher & Banks stores to further capitalize on increasing its plus size market share.

While the Company’s management believes the retail and macro-economic environments will remain challenging in fiscal 2010, it also believes that it is taking actions to position the Company for stronger operating performance when economic conditions become more favorable.

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

Store productivity

Store productivity measures, including sales per square foot, average unit retail selling price, number of transactions per average store, number of units per transaction, average retail dollars per transaction, customer traffic and conversion rates (the percentage of customers who enter the Company’s stores and make a purchase) are evaluated by management in assessing the operational performance of individual stores and of the Company.

Inventory turnover

The Company’s management evaluates inventory turnover as a measure of how productively inventory is bought and sold.  Inventory turnover is important as it can signal slow moving inventory, which can be critical in determining the need to take markdowns on merchandise.

Cash flow and liquidity

Management evaluates free cash flow and cash flow from operations, investing activities and financing activities in determining the sufficiency of the Company’s cash position.  Cash flow from operations has historically been sufficient to provide for the Company’s uses of cash.  The Company expects its cash and cash equivalents, combined with cash flows from operations, to be sufficient to fund anticipated capital expenditures, working capital and other requirements for liquidity during fiscal 2010.

Results of Operations

The following table sets forth consolidated income statement data expressed as a percentage of net sales for the last three fiscal years and should be read in conjunction with “Selected Financial Data.”

	Fiscal Year Ended
	February 28,	March 1,	March 3,
	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Merchandise, buying and occupancy costs, exclusive of depreciation and amortization	64.4	60.9	59.8
Selling, general and administrative expenses	32.4	28.7	26.4
Depreciation and amortization	4.9	3.9	3.7
Impairment of store assets	0.9	0.1	0.1
Operating income (loss)	(2.6)	6.4	10.0
Interest income, net	0.3	0.8	1.0
Income (loss) from continuing operations before income taxes	(2.3)	7.2	11.0
Income tax provision (benefit)	(0.8)	2.7	4.3
Net income (loss) from continuing operations	(1.5)	4.5	6.7
Loss from discontinued operations, net of tax	(0.9)	(1.5)	(0.4)
Net Income (loss)	(2.4)%	3.0%	6.3%

Fiscal 2009 Compared to Fiscal 2008

Net Sales.  Net sales from continuing operations for the 52-week period ended February 28, 2009 were $530.7 million, a decrease of $30.2 million or 5.4%, from net sales from continuing operations of $560.9 million for the 52 week period ended March 1, 2008.  The decrease in net sales from continuing operations was a result of a decline in same-store sales, partially offset by sales generated from an increase in the number of stores operated by the Company.  In addition, the Company generated sales from its two e-commerce web sites for all 52 weeks of fiscal 2009, while only one of its web sites was operational for two weeks in fiscal 2008.

The Company’s same-store sales from continuing operations for the fiscal year ended February 28, 2009 declined 12% when compared to the fiscal year ended March 1, 2008.  The decline in same-store sales resulted from an approximate 11% decrease in the average number of transactions per store combined with a slight decrease in the value per average transaction.  Average units sold per transaction were essentially flat in fiscal 2009 compared to fiscal 2008.

In fiscal 2009, management believes the Company’s sales were negatively impacted by the extremely challenging domestic macroeconomic environment, which worsened as the year progressed.  Continued and growing instability in the housing, credit, stock and financial markets, and increasing general economic uncertainty, have placed pressure on consumer spending patterns, which resulted in reduced customer traffic and a lower rate of conversion.  The decreased customer traffic and conversion patterns encountered in fiscal 2009 have continued into the first quarter of fiscal 2010 and the Company anticipates that this weak trend, and corresponding negative impact on sales, will likely continue throughout much, if not all, of fiscal 2010.  In an effort to minimize the negative impact on sales, management responded to the declining number of average transactions per store by significantly increasing the level of promotional activity during the third and fourth quarters of fiscal 2009.

Excluding Acorn, the Company operated an average of approximately 5% more stores during fiscal 2009 compared to fiscal 2008, which partially offset the 12% decline in same-store sales.  As of February 28, 2009, the Company operated 815 Christopher & Banks and C.J. Banks stores, compared to 800 Christopher & Banks and C.J. Banks stores at March 1, 2008.

Merchandise, Buying and Occupancy Costs, Exclusive of Depreciation and Amortization.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $341.7 million, or 64.4% of net sales, in fiscal 2009, compared to $341.9 million, or 60.9% of net sales, during fiscal 2008.  This resulted in approximately 350 basis points of negative leverage compared to the prior year.  Merchandise margins eroded by approximately 140 basis points, primarily due to increased promotional activity in the third and fourth quarters.  The Company responded aggressively to increased top line pressure resulting from reduced customer traffic and conversion rates in the second half of the year by significantly increasing promotional activity.  In addition, there was approximately 190 basis points of deleveraging of occupancy and buying expenses experienced in connection with the 12% decline in same-store sales.  Expenses associated with the Company’s e-commerce division in fiscal 2009, which operated only one site for a two-week period in fiscal 2008, were partially offset by positive leverage gained from savings in freight expense.

Higher markdowns taken in the third and fourth quarters of fiscal 2009 resulted in a 12% decrease in merchandise inventories on a per-store basis as of February 28, 2009, compared to March 1, 2008.  The decrease in inventory levels resulted in an improvement in inventory turnover for the year.  The Company’s retail inventory turnover increased to 3.2 for the twelve months ended February 28, 2009 from 3.1 for the twelve months ended March 1, 2008.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the fiscal year ended February 28, 2009 were $172.3 million, or 32.4% of net sales, compared to $161.2 million, or 28.7% of net sales, for the fiscal year ended March 1, 2008, resulting in an approximate 370 basis point increase in selling, general and administrative expenses as a percent of net sales in fiscal 2009, compared to fiscal 2008.  This increase resulted from approximately 150 basis points of negative leverage of administrative and store-level salaries, 60 basis points of negative leverage of expenses associated with the Company’s e-commerce division, which operated only one site for a two-week period in fiscal 2008, 55 basis points of negative leverage due to increased marketing expenditures related to the Company’s ongoing initiative to build brand awareness, 55 basis points of negative leverage related to higher self-insured medical costs, 45 basis points of negative leverage resulting from increased information technology support fees related to the Company’s efforts to upgrade and enhance critical components of its information systems, 25 basis points of negative leverage related to severance costs associated with the Company’s field reorganization and the workforce reduction at its corporate office and distribution center and 20 basis points of negative leverage of other SG&A expenses; this was offset, in part, by approximately 40 basis points of positive leverage related to $2.1 million of CEO transition-related expenses incurred by the Company in fiscal 2008, with no comparable costs incurred in fiscal 2009.

Stock-Based Compensation Expense.  Total pre-tax compensation expense related to stock-based awards for fiscal 2009 and 2008 was approximately $1.8 million and $2.5 million, respectively.  The decrease in stock-based compensation expense in fiscal 2009 was primarily the result of a decline in the weighted average fair value of the Company’s stock-based awards in fiscal 2009 due to a decline in the Company’s stock price compared to 2008.  Stock-based compensation expense was included in merchandise, buying and occupancy expenses for the Company’s buying and distribution employees and in selling, general and administrative expenses for all other employees.

Depreciation and Amortization.  Depreciation and amortization was $26.3 million, or 4.9% of net sales, in fiscal 2009, compared to $21.8 million, or 3.9% of net sales, in fiscal 2008.  The increase in depreciation and amortization expense was a result of capital expenditures made by the Company over the past year.  The Company opened 29 new stores in fiscal 2009, installed new point-of-sale registers at 550 of its stores in the first quarter, and made other information technology-related improvements at its corporate office and distribution center facility during the fiscal year.

Impairment of Store Assets.  As a result of the annual impairment analysis performed in the fourth quarter of fiscal 2009, the Company recorded long-lived store-level asset impairment charges of $4.6 million related to underperforming Christopher & Banks and C.J. Banks stores, compared to $411,000 in fiscal 2008.

Operating Income (Loss).  As a result of the foregoing factors, the Company reported an operating loss of $14.1 million, or 2.6% of net sales for the 52 weeks ended February 28, 2009, compared to operating income of $35.6 million, or 6.4% of net sales, for the 52 weeks ended March 1, 2008.

Other Income.  For the fiscal year ended February 28, 2009, other income included interest income of $2.2 million, offset by approximately $350,000 of unrealized losses on long-term investments.  In fiscal 2008, other income consisted solely of $4.7 million of interest income.  The decrease in interest income resulted from lower interest rates on cash, cash-equivalents and long-term investments in fiscal 2009 compared to fiscal 2008.

Income Taxes.  The Company recorded an income tax benefit of $4.2 million, with an effective tax rate of 34.3%, in fiscal 2009, compared to income tax expense of $14.8 million, with an effective tax rate of 36.8%, in fiscal 2008.  The decrease in the effective tax rate primarily resulted from the impact of permanent timing differences and state income taxes.

Income (Loss) From Continuing Operations.  As a result of the foregoing factors, the Company reported a loss from continuing operations of $8.1 million, or 1.5% of net sales, for the twelve months ended February 28, 2009, compared to income from continuing operations of $25.5 million, or 4.5% of net sales, for the twelve months ended March 1, 2008.

Loss from Discontinued Operations, Net of Tax.  The Company reported a loss from discontinued operations of $4.7 million, net of a tax benefit of $3.6 million, for the fiscal year ended February 28, 2009, compared to $8.4 million, net of a tax benefit of $5.3 million, for the fiscal year ended March 1, 2008.  In addition to store-level operating losses, the loss from discontinued operations for the twelve months ended February 28, 2009 included approximately $4.3 million of lease termination costs, $1.2 million of long-lived store asset impairment charges, $0.3 million of severance costs and $0.3 million of inventory write-offs, all of which were incurred in connection with exiting the Acorn division business.  In fiscal 2008, the loss from discontinued operations included store-level operation losses, $6.5 million of long-lived asset impairment charges, $0.4 million of impairment charges related to intangible assets and $3.5 million of goodwill impairment charges.

Net Income (Loss).  As a result of the foregoing factors, the Company recorded a net loss of $12.8 million, or 2.4% of net sales and $0.36 per diluted share, for the fiscal year ended February 28, 2009, compared to net income of $17.0 million, or 3.0% of net sales and $0.47 per diluted share, for the fiscal year ended March 1, 2008.

Fiscal 2008 Compared to Fiscal 2007

Net Sales.  Net sales from continuing operations for the 52 week period ended March 1, 2008 were $560.9 million, an increase of $27.7 million or 5.2%, from net sales of $533.2 million for the 53 week period ended March 3, 2007.  The increase in net sales was attributable to an increase in the number of stores operated by the Company during the year, combined with a 1% increase in same-store sales, partially offset by one less week of sales in fiscal 2008 compared to fiscal 2007.  The Company operated 800 Christopher & Banks and C.J. Banks stores at March 1, 2008, compared to 742 Christopher & Banks and C.J. Banks stores at March 3, 2007.

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

Merchandise, Buying and Occupancy Costs, Exclusive of Depreciation and Amortization.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $341.9 million, or 60.9% of net sales, during the fiscal year ended March 1, 2008, compared to $319.0 million, or 59.8% of net sales, during the fiscal year ended March 3, 2007, resulting in approximately 110 basis points of negative leverage.  For the year, merchandise margins had approximately 40 basis points of negative leverage.  Merchandise margins declined in the first and second quarters of fiscal 2008 from previous year levels as higher markdowns were taken to clear excess inventory.  This decline was substantially offset by increases in merchandise margins in the third and fourth quarters of fiscal 2008 as inventories were managed conservatively.  Occupancy expense had approximately 50 basis points of negative leverage and the remaining 20 basis points of negative leverage related to other buying and distribution costs which could not be leveraged with a 1% increase in same-store sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $161.2 million, or 28.7% of net sales, in fiscal 2008, compared to $140.7 million, or 26.4% of net sales, in fiscal 2007, resulting in approximately 230 basis points of negative leverage.  Major components of the negative leverage included approximately $2.1 million of CEO transition expenses in the second fiscal quarter and a combination of increased store-related salaries, corporate salaries and benefits, marketing-related costs and information technology, consulting and other professional fees. This was partially offset by positive leverage gained from decreased stock-based compensation expense.

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

Depreciation and Amortization.  Depreciation and amortization was $21.8 million, or 3.9% of net sales, in fiscal 2008, compared to $19.6 million, or 3.7% of net sales, in fiscal 2007.  The increase in depreciation and amortization expense was primarily the result of capital expenditures made during the year as the Company opened 65 new Christopher & Banks and C.J. Banks stores and remodeled nine existing stores during fiscal 2008.

Impairment of Store Assets.  As a result of the annual impairment analysis performed in the fourth quarter of fiscal 2008, the Company recorded long-lived store-level asset impairment charges of $411,000 related to underperforming Christopher & Banks and C.J. Banks stores, compared to $330,000 in fiscal 2007.

Operating Income.  As a result of the foregoing factors, operating income for the fiscal year ended March 1, 2008 was $35.6 million, or 6.4% of net sales, compared to operating income of $53.5 million, or 10.0% of net sales, for the fiscal year ended March 3, 2007.

Other Income.  For the fiscal years ended March 1, 2008 and March 3, 2007, other income consisted solely of interest income.  In fiscal 2008, net interest income decreased to $4.7 million from $5.1 million for fiscal 2007.  The decrease resulted from lower interest rates on cash, cash equivalents and investments in fiscal 2008 compared to fiscal 2007.

Income Taxes.  Income tax expense was $14.8 million, with an effective tax rate of approximately 36.8%, in fiscal 2008, compared to $22.7 million, with an effective tax rate of approximately 38.7%, in fiscal 2007.  The decrease in the effective tax rate was primarily due to higher tax-exempt interest income in fiscal 2008 compared to fiscal 2007.  The decreased effective tax rate also resulted from an adjustment to the Company’s liability for unrecognized tax benefits as the statute of limitations with respect to the Company’s tax returns expired in a number of states and other tax jurisdictions in which the Company operates.

Income From Continuing Operations.  As a result of the foregoing factors, the Company reported income from continuing operations of $25.5 million, or 4.5% of net sales, for the twelve months ended March 1, 2008, compared to income from continuing operations of $36.0 million, or 6.7% of net sales, for the twelve months ended March 3, 2007.

Loss from Discontinued Operations, Net of Tax.  The Company reported a loss from discontinued operations of $8.4 million, net of a tax benefit of $5.3 million, for the fiscal year ended March 1, 2008, compared to $2.3 million, net of a tax benefit of $1.3 million, for the fiscal year ended March 3, 2007.  In addition to store-level operating losses, in fiscal 2008, the loss from discontinued operations included $6.5 million of long-lived asset impairment charges, $0.4 million of impairment charges related to intangible assets and $3.5 million of goodwill impairment charges.  In fiscal 2007 the loss from discontinued operations included store-level operating losses and $750,000 of long-lived store asset impairment charges.

Net Income.  As a result of the foregoing factors, net income for the year ended March 1, 2008 was $17.0 million, or 3.0% of net sales and $0.47 per diluted share, compared to net income of $33.7 million, or 6.3% of net sales and $0.89 per diluted share for the year ended March 3, 2007.

Liquidity and Capital Resources

The Company’s principal on-going cash requirements are to purchase merchandise inventory, to finance the construction of new stores and the remodeling of certain existing stores, to make technology-related and other capital expenditures and to fund other working capital requirements.  Merchandise purchases vary on a seasonal basis, peaking in the fall.  As a result, the Company’s cash requirements historically reach their peak in October or November, during the Company’s third fiscal quarter.  Conversely, cash balances peak in the fourth fiscal quarter in January, after the holiday season is completed.

Net cash provided by operating activities

Net cash provided by operating activities totaled $22.1 million in fiscal 2009, a decrease of $39.9 million from $62.0 million in fiscal 2008.

Significant fluctuations in the Company’s working capital accounts included a $14.1 million increase in income taxes receivable, a $9.7 million decrease in prepaid expenses, a $5.9 million decrease in accrued liabilities and a $5.0 million decrease in merchandise inventories.  The increase in income taxes receivable resulted from refundable income tax payments made in the first and second quarters of fiscal 2009, combined with a net operating loss carry back.  Prepaid expenses decreased due to a shift in the timing of the Company’s rent payments at the end of fiscal 2009 compared to the end of fiscal 2008.  The decrease in accrued liabilities primarily resulted from a decline in the amount of outstanding gift cards at February 28, 2009, compared to March 1, 2008.  As a result of increased promotional activity and markdown levels in the third and fourth quarters of fiscal 2009, the Company’s inventory levels were down approximately 12% on a per-store basis as of February 28, 2009 compared to March 1, 2008.

The remainder of the change in cash provided by operating activities was substantially the result of the net loss recorded in fiscal 2009, after adjusting for non-cash charges, including depreciation expense, store-level asset impairment charges, deferred income taxes, stock-based compensation expense, loss on the disposal of furniture, fixtures and equipment and various other changes in the Company’s other operating assets and liabilities.

Net cash used in investing activities

Net cash used in investing activities in fiscal 2009 included approximately $18.4 million of capital expenditures, partially offset by $5.1 million of sales of investments.  The Company opened 29 new stores and completed remodeling of eight existing stores during fiscal 2009.  In addition, the Company installed new point-of-sale registers in 550 of its stores in the first quarter of fiscal 2009.  The Company also made other information technology-related investments at its stores, corporate office and distribution center facility during the fiscal year ended February 28, 2009.

The Company expects to fund approximately $8 million to $9 million of capital expenditures in fiscal 2010 to open a maximum of five new stores, to make further information-technology related improvements at its stores and to invest in improving the efficiency of its distribution center facility.

Net cash used in financing activities

Net cash of $8.5 million was used in financing activities in fiscal 2009 as the Company declared and paid four quarterly cash dividends of $0.06 per share.  The Company’s Board of Directors reviews and approves dividend payments on a quarterly basis.

The Company maintains an Amended and Restated Revolving Credit Facility (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  The Credit Facility provides the Company with revolving credit loans and letters of credit of up to $50.0 million, in the aggregate, subject to a borrowing base formula based on inventory levels.

In the first quarter of fiscal 2009, the Company and Wells Fargo entered into a Third Amendment to the Credit Facility (the “Third Amendment”).  The Third Amendment extended the maturity date of the Credit Facility by three years from June 30, 2008 to June 30, 2011.  In addition, the Third Amendment reduced the interest rate under the Credit Facility from the prime rate plus 0.25% to the prime rate minus 0.25%.  As of February 28, 2009, the prime rate was 3.25%.  The Third Amendment also provided the Company with the ability to borrow under the Credit Facility at an interest rate tied to the London Interbank Market Offered Rate (LIBOR).  Advances under the LIBOR option would be tied to the one, three or six month LIBOR rate, based on the length of time the corresponding advance is outstanding.

Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion as defined in the agreement, and a collateral monitoring fee.  For the fiscal year ended February 28, 2009, fees related to the Credit Facility totaled $28,823.  Borrowings under the Credit Facility are collateralized by the Company’s equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Credit Facility during fiscal 2009.  Historically, the Credit Facility has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at February 28, 2009 was $22.9 million.  As of February 28, 2009, the Company had outstanding letters of credit in the amount of $0.2 million.  Accordingly, the availability of revolving credit loans under the Credit Facility was $22.7 million at February 28, 2009.

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of February 28, 2009, the most recent measurement date, the Company was in compliance with all of these restrictive covenants under the Credit Facility.

Auction Rate Securities

As of February 28, 2009, the Company had approximately $16.4 million of long-term investments, which consisted solely of $19.5 million of auction rate securities (“ARS”) at cost, less a fair value adjustment of approximately $3.1 million.  The fair value of the ARS was determined utilizing a discounted cash flow method based on an estimated period of time the ARS are expected to be held.  The $3.1 million ARS fair value adjustment was recognized in other income (expense) on the consolidated statement of operations.

Substantially all of the Company’s ARS are collateralized by student loans and have AAA (S&P) or Aaa (Moody’s) credit ratings as of February 28, 2009.  As of February 28, 2009, the repayment of approximately 80% of the student loans, which serve as collateral for the ARS held by the Company, is substantially backed by the United States government.  Until February 2008, the ARS market was liquid and auctions for ARS held by the Company did not fail. However, beginning in February 2008, auctions for the ARS held by the Company began to fail and have continued to fail up to and as of the date of this report.

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

All of the ARS owned by the Company were purchased from UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”) and are held, for the benefit of the Company, by UBS.  In August 2008, UBS announced a settlement in principle with the Securities and Exchange Commission, the New York Attorney General and other state regulatory agencies to restore liquidity to remaining clients who hold ARS.  On October 7, 2008, UBS issued a prospectus to the Company formalizing the settlement offer and offering the Company certain ARS rights.  Under the settlement, these ARS rights provide the Company the ability to redeem its ARS at par during a two-year time period beginning June 30, 2010.  During this time, the Company may choose to continue to hold some or all of its ARS and earn interest or sell some or all of them to UBS at par plus accrued interest.  The ARS rights are not transferable, tradable or marginable and will not be listed or quoted on any securities exchange or any electronic communications network.

After review and analysis, the Company’s management and Board of Directors accepted the UBS settlement offer on November 7, 2008.  Consequently, the Company reclassified the ARS from available-for-sale to trading securities and elected, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to record the ARS rights at fair value on a recurring basis utilizing significant unobservable inputs in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).

The fair value of the ARS rights was estimated utilizing the Black-Scholes option pricing model and the forward contract method.  As of February 28, 2009, the fair value of the ARS rights was determined to be approximately $2.7 million.  The ARS rights were recorded as other income with a corresponding non-current asset on the consolidated financial statements.  In fiscal 2009, the recognition of the gain from the ARS rights partially offset the fair value loss related to the ARS, resulting in a net charge of approximately $350,000 to other income (expense) on the Company’s consolidated statement of operations.  Please see Note 14 for further disclosure regarding the Company’s accounting for fair value measurements.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at February 28, 2009:

		Payment due by period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$—	$—	$—	$—	$—

Capital lease obligations	—	—	—	—	—

Operating leases	285,304,553	50,961,252	99,233,739	73,887,925	61,221,637

Purchase obligations	152,424	152,424	—	—	—

Other liabilities (1)	790,167	790,167	—	—	—

Total	$286,247,144	$51,903,843	$99,233,739	$73,887,925	$61,221,637

(1)  Represents contractually obligated payments to former executive officers of the Company.

The table above does not include possible payments for uncertain tax positions.  The Company’s reserve for uncertain tax positions, including interest and penalties, was approximately $3.5 million at February 28, 2009.  Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, the Company cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities.

The Company’s contractual obligations include operating leases for each of its retail store locations and vehicles.  The amount for operating leases reflected in the table above includes future minimum rental commitments only and excludes common area maintenance charges, real estate taxes and other costs associated with operating leases.  These types of costs, which are not fixed and determinable, totaled $34.5 million, $33.4 million and $31.0 million in fiscal 2009, 2008 and 2007, respectively.  The Company’s contractual obligations as of February 28, 2009 also include purchase obligations consisting of $152,000 of open purchase orders secured by letters of credit, for which the Company is contingently liable, for goods currently in production with foreign suppliers.

At February 28, 2009, the Company had no other contractual obligations relating to short or long-term debt, capital leases or non-cancelable purchase obligations.  In addition, the Company had no contractual obligations relating to the other liabilities recorded in the Company’s balance sheet under accounting principles generally accepted in the United States of America.  As of February 28, 2009, the Company’s other liabilities consisted solely of deferred rent, deferred lease incentives and deferred income taxes.

The Company had approximately $78.8 million of cash and cash equivalents at February 28, 2009.  The Company anticipates its cash and cash equivalents, combined with cash flows from operations, to be sufficient to meet its capital expenditure, working capital and other requirements for liquidity through fiscal 2010.

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

Related Party Transactions

Related party transactions are limited to employment or other agreements with certain of the Company’s current and former officers, all of which have been previously disclosed.

Sourcing

In fiscal 2009, the Company began executing a significant shift in its sourcing strategy by aligning itself with new key suppliers with expertise along all of the Company’s merchandise categories.  As a result of partnering with these new vendors, the Company was able to diversify country of production, improve payment terms, increase flexibility and reduce risk.  These vendor partners also possess significant expertise in consistent production standards and quality control.  Prior to fiscal 2009, the Company directly imported the majority of its goods as the declared importer of record, with substantially all production occurring in China, Hong Kong and Singapore.  As a result of implementing its new sourcing structure, the Company reduced its level of direct importing as the declared importer of record.  Approximately 48% of its merchandise purchases were directly imported in fiscal 2009, compared to 78% of its purchases in fiscal 2008.  The Company anticipates the amount of merchandise it imports directly will continue to decline in fiscal 2010.  In spite of the reduction of direct imports, substantially all of the Company’s merchandise was manufactured overseas in fiscal 2009 and management expects this to continue in fiscal 2010.

During fiscal 2009, the Company’s ten largest vendors provided approximately 52% of the Company’s purchases.  One vendor accounted for approximately 15% of the Company’s purchases, while another supplied the Company with 11% of its merchandise.  Although the Company has strong partnerships with these vendors, there can be no assurance that these relationships can be maintained in the future or that these vendors will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from these vendors, management believes that it will be able to shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on the Company’s financial position or results of operations.

In fiscal 2009 and 2008, the Company purchased approximately 25% and 47% of its merchandise, respectively, through one buying agent (the “Agent”).  As the Company has continued the process of establishing relationships with additional primary suppliers, the Company and the Agent terminated their sourcing arrangement as of the end of December 2008.  The Company is not subject to long-term purchase commitments or arrangements with any of its suppliers or agents.

Seasonality

The Company’s quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, consumer confidence, customer response to the Company’s seasonal merchandise mix, timing of new store openings, adverse weather conditions, shifts in the timing of certain holidays and shifts in the timing of promotional events.

Inflation

As the operations of the Company are influenced by general economic conditions, the Company’s management believes that rising prices of certain consumer staples, particularly higher gasoline and food costs, had a negative effect on the Company’s results of operations during the first and second quarters of fiscal 2009.  Management does not believe that inflation had a material effect on the Company’s results of operations in the third or fourth quarters of fiscal 2009 or in fiscal 2008 or fiscal 2007.  However, there is no assurance that inflation will not materially affect the Company’s results of operation in the future.

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

Long-lived assets

The Company reviews long-lived assets with definite lives annually or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  This review includes the evaluation of individual under-performing stores and assessing the recoverability of the carrying value of the assets related to the store.  Future cash flows are projected for the remaining lease life considering such factors as future sales levels, operating income, changes in occupancy expenses other than base rent and other expenses, as well as the overall operating environment specific to that store.  If the estimated undiscounted future cash flows are less than the carrying value of the assets, the Company records an impairment charge equal to the difference between the assets’ fair value and carrying value.

Fair value is determined by a discounted cash flow analysis.  In determining future cash flows, the Company used its best estimate of future operating results.  Consistent with the Company’s operating plans, the Company assumed a continuation of the current economic environment throughout fiscal 2010 with recovery thereafter.  The Company projected sales to recover to fiscal 2008 levels by fiscal 2013.  Subsequent to a return to these sales levels, future growth in same-store sales was based on the Company’s historical same-store sales growth rates.  In situations where estimated future undiscounted store cash flows were less than the carrying value of store assets, fair value was determined using discounted cash flows assuming a market participant-based discount rate of 17%.

As the projection of future cash flows involves the use of significant estimates and assumptions, including estimated sales and expense levels and selection of an appropriate market participant-based discount rate, differences in circumstances or estimates could produce different results.  The current challenging economic environment, combined with the continued instability in the housing, credit stock and financial markets, and increasing general economic uncertainty affecting the retail industry, make it reasonably possible that additional long-lived asset impairments could be identified and recorded in future periods.

The Company recorded long-lived store-level asset impairment charges of $4.6 million, $411,000 and $330,000 in fiscal 2009, 2008 and 2007, respectively, related to underperforming Christopher & Banks and C.J. Banks store locations.

Income taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  Under the asset and liability method prescribed in SFAS No. 109, deferred tax assets and liabilities are recognized for the future taxes attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.  Deferred income tax assets represent potential future income tax benefits.  Realization of these assets is ultimately dependent upon future taxable income.  No valuation allowance has been provided for deferred tax assets because management believes realization of the full amount of net deferred tax assets is more likely than not.  While the Company has a history of profits, its profitability has declined over the last three years and the Company recorded a net loss in fiscal 2009.  Therefore, achievement of profitability in fiscal 2010 will be a significant factor in determining the Company’s continuing ability to carry these deferred tax assets. Our accounting for deferred taxes represents our best estimate of future events. If future results from our operations are less than projected, a valuation allowance may be required to reduce deferred tax assets, which could have a material impact on our results of operations in the period in which it is recorded.  Significant negative events, including losses in future years, would make it reasonably possible that valuation allowances against deferred tax assets would be required in future periods..  At February 28, 2009, the Company had a net deferred tax asset of $8.1 million.

On March 4, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  This standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authorities based solely on the technical merits of the position.  If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in management’s judgment, is greater than 50 percent likely to be realized.  The total amount of unrecognized tax benefits as of February 28, 2009 was $3.5 million, including accrued interest and penalties.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of February 28, 2009 was $2.1 million.  Interest and penalties recorded for uncertain tax positions are included in our income tax provision.  As of February 28, 2009, $0.8 million of interest and penalties was accrued, excluding the tax benefits of deductible interest. Fiscal years 2007 and 2008 remain subject to examination by the Internal Revenue Service.  The years 2004 through 2008 remain subject to examination by state and city tax jurisdictions. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by the tax jurisdictions.  The ultimate outcome of tax matters may differ from our estimates and assumptions.  Unfavorable settlement of any particular issue would require the use of cash and could result in increased income tax expense.  Favorable resolution could result in reduced income tax expense.  Within the next 12 months, we do not expect that our unrecognized tax benefits will change significantly.

Goodwill

The Company recognizes goodwill as the excess cost of an acquired entity over the net amount assigned to assets acquired, including intangible assets and, liabilities assumed.  In accordance with SFAS No. 142, “Goodwill and Intangible Assets,” the Company evaluates the recoverability of goodwill at least annually promptly following the conclusion of the fourth quarter and between annual evaluations if events occur or circumstances change that would indicate an impairment.  Goodwill is evaluated based on a two-step test.  The first step compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount exceeds fair value, the second step of the impairment test is performed to measure the amount of any impairment loss.  In calculating the implied value of goodwill, the fair value of the reporting unit is allocated to all assets and liabilities of the reporting unit based on fair value.  The excess of the fair value of the reporting unit over amounts assigned to other assets and liabilities is the implied fair value of goodwill.  An impairment loss is measured as the excess of the carrying value of goodwill over its implied value.

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

The determination of the fair value of a reporting unit includes significant management judgment.  In determining the fair value of a reporting unit, the Company uses a discounted cash flow model incorporating assumptions about future operating performance.  These assumptions included same-store sales growth and new store openings, as well as costs and expenses consistent with the Company’s internal operating projections.  A discount rate of 15% was applied to the cash flow projections for Acorn, based on a market participant rate of return reflecting the relative risks associated with generating the future operating results.

Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP-EITF No. 03-6-1”).  Under FSP-EITF 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are considered participating securities and should be included in the two-class method of computing earnings per share.  FSP-EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  The adoption of FSP-EITF No. 03-6-1 will impact the Company’s calculation of earnings per share beginning in the first quarter of fiscal 2010.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS No. 142-3).  FSP FAS No. 142-3 amends the factors that should be considered in developing renewal of extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  The objective of FSP FAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, (SFAS No. 141(R)) and other U.S. GAAP.  FSP FAS No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for all fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and shall be applied prospectively to intangible assets acquired after the effective date.  The Company does not expect adoption of FSP FAS NO. 142-3 will have a significant impact on its Consolidated Financial Statements.

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

SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted SFAS No. 161 effective November 30, 2008.  As the Company has no derivative instruments, the adoption had no effect on its financial position, results of operations or cash flows.

In April 2009, FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS No. 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments.

This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this new FSP.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which is a revision of SFAS No. 141, “Business Combinations”.  SFAS 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  This statement includes changes in the measurement of fair value of the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree as of the acquisition date, with limited exceptions.  This statement requires in general that transaction costs and costs to restructure the acquired company be expensed and contractual contingencies be recorded at their acquisition-date fair values. The Company adopted SFAS 141(R) prospectively effective at the beginning of fiscal 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”).  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement also changes the way the consolidated income statement is presented.  It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, with disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and the noncontrolling interest. The Company adopted SFAS 160 effective at the beginning of fiscal 2010.  The adoption had no effect on the Company’s consolidated financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to its consolidated financial statements.

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

The words or phrases “will likely result,” “are expected to,” “will continue,” “estimate,” “project,” “believe,” “expect, “ “anticipate,” “forecast” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  In particular the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this annual report on Form 10-K.

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
DISCLOSURES ABOUT MARKET RISK

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

The Company is potentially exposed to market risk from changes in interest rates relating to its Credit Facility with Wells Fargo.  Loans under the Wells Fargo Credit Facility bear interest at the prime rate, 3.25% as of February 28, 2009, less 0.25%, or the one, three or six month LIBOR rate, based on the length of time an advance is outstanding.  However, the Company had no revolving credit loan borrowings under the Wells Fargo Credit Facility during fiscal 2009 or fiscal 2008 and, given its existing liquidity position, does not expect to utilize the Wells Fargo Credit Facility in the reasonably foreseeable future except for its continuing use of the import letter of credit facility.

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

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Christopher & Banks Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Christopher & Banks Corporation and its subsidiaries at February 28, 2009 and March 1, 2008, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 14 to the consolidated financial statements, the Company adopted FASB Statements No. 157, Fair Value Measurements, and No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, as of March 2, 2008.  As discussed in Note 13 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) as of March 4, 2007.

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

/s/ PricewaterhouseCoopers, LLP
Minneapolis, Minnesota
May 14, 2009

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED BALANCE SHEET

	February 28,	March 1,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$78,813,516	$78,492,297
Accounts receivable	3,921,448	5,222,976
Merchandise inventories	38,828,220	43,840,338
Prepaid expenses	1,937,989	11,597,280
Income taxes receivable	18,747,015	5,031,494
Current deferred tax asset	3,794,697	4,450,899
Total current assets	146,042,885	148,635,284

Property, equipment and improvements, net	120,346,756	133,598,580
Long-term investments	16,400,000	23,350,000
Deferred tax asset	4,328,614	5,784,895
Other assets	3,023,625	422,963

Total assets	$290,141,880	$311,791,722

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,805,915	$15,380,692
Accrued salaries, wages and related expenses	9,587,920	9,246,050
Other accrued liabilities	22,102,870	28,040,623
Other current liabilities	487,234	—
Total current liabilities	51,983,939	52,667,365

Non-current liabilities:
Deferred lease incentives	23,506,465	24,854,278
Deferred rent obligations	10,318,099	11,720,689
Other non-current liabilities	4,109,958	3,722,195
Total non-current liabilities	37,934,522	40,297,162

Commitments	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000,000 shares authorized, 45,258,055 and 45,050,290 shares issued, and 35,467,337 and 35,259,572 shares outstanding, at February 28, 2009 and March 1, 2008, respectively	452,581	450,503
Additional paid-in capital	111,763,040	110,359,847
Retained earnings	200,719,607	221,928,654
Common stock held in treasury, 9,790,718 shares at cost at February 28, 2009 and March 1, 2008	(112,711,809)	(112,711,809)
Accumulated other comprehensive income (loss)	—	(1,200,000)
Total stockholders’ equity	200,223,419	218,827,195

Total liabilities and stockholders’ equity	$290,141,880	$311,791,722

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Fiscal Year Ended
	February 28,	March 1,	March 3,
	2009	2008	2007

Net sales	$530,742,003	$560,912,407	$533,156,458

Costs and expenses:
Merchandise, buying and occupancy, exclusive of depreciation and amortization	341,734,164	341,927,914	318,970,704
Selling, general and administrative	172,295,315	161,179,774	140,696,401
Depreciation and amortization	26,263,943	21,763,688	19,615,637
Impairment of store assets	4,556,872	411,392	330,072
Total costs and expenses	544,850,294	525,282,768	479,612,814

Operating income (loss)	(14,108,291)	35,629,639	53,543,644

Other income	1,809,143	4,661,683	5,115,525

Income (loss) from continuing operations before income taxes	(12,299,148)	40,291,322	58,659,169

Income tax provision (benefit)	(4,214,927)	14,827,207	22,701,098

Income (loss) from continuing operations	(8,084,221)	25,464,115	35,958,071

Loss from discontinued operations, net of income tax	(4,666,281)	(8,445,961)	(2,271,587)

Net income (loss)	$(12,750,502)	$17,018,154	$33,686,484

Basic earnings (loss) per share:
Continuing operations	$(0.23)	$0.71	$0.96
Discontinued operations	(0.13)	(0.24)	(0.06)

Earnings (loss) per basic share	$(0.36)	$0.48	$0.90

Basic shares outstanding	35,097,295	35,771,851	37,306,742

Diluted earnings (loss) per share:
Continuing operations	$(0.23)	$0.71	$0.95
Discontinued operations	(0.13)	(0.24)	(0.06)

Earnings (loss) per diluted share	$(0.36)	$0.47	$0.89

Diluted shares outstanding	35,097,295	35,851,507	37,761,001

Dividends per share	$0.24	$0.24	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

								Accumulated
	Common Stock					Additional		Other
	Shares	Shares Held	Shares	Amount	Amount Held	Paid-in	Retained	Comprehensive
	Issued	in Treasury	Outstanding	Outstanding	in Treasury	Capital	Earnings	Income (Loss)	Total

February 25, 2006	43,006,151	6,784,736	36,221,415	$430,062	$(60,576,094)	$65,940,956	$186,997,975	$—	$192,792,899

Net income	—	—	—	—	—	—	33,686,484	—	33,686,484
Stock issued on exercise of options	1,740,076	—	1,740,076	17,400	—	30,992,575	—	—	31,009,975
Issuance of restricted shares, net of forfeitures	292,083	—	292,083	2,921	—	—	—	—	2,921
Tax benefit on stock-based compensation	—	—	—	—	—	5,785,587	—	—	5,785,587
Stock-based compensation expense	—	—	—	—	—	4,087,767	—	—	4,087,767
Acquisition of common stock held in treasury, at cost	—	1,732,123	(1,732,123)	—	(34,180,343)	—	—	—	(34,180,343)
Dividends paid ($0.20 per share)	—	—	—	—	—	—	(7,420,074)	—	(7,420,074)

March 3, 2007	45,038,310	8,516,859	36,521,451	$450,383	$(94,756,437)	$106,806,885	$213,264,385	$—	$225,765,216

Comprehensive income:
Net income	—	—	—	—	—	—	17,018,154	—	17,018,154
Temporary impairment of long-term investments	—	—	—	—	—	—	—	(1,200,000)	(1,200,000)
Total comprehensive income									15,818,154

Adoption of FIN 48	—	—	—	—	—	—	219,654	—	219,654
Stock issued on exercise of options	112,530	—	112,530	1,125	—	1,155,868	—	—	1,156,993
Issuance of restricted shares, net of forfeitures	(100,550)	—	(100,550)	(1,005)	—	1,005	—	—	—
Tax benefit (deficiency) on stock-based compensation	—	—	—	—	—	(122,279)	—	—	(122,279)
Stock-based compensation expense	—	—	—	—	—	2,518,368	—	—	2,518,368
Acquisition of common stock held in treasury, at cost	—	1,273,859	(1,273,859)	—	(17,955,372)	—	—	—	(17,955,372)
Dividends paid ($0.24 per share)	—	—	—	—	—	—	(8,573,539)	—	(8,573,539)

March 1, 2008	45,050,290	9,790,718	35,259,572	$450,503	$(112,711,809)	$110,359,847	$221,928,654	$(1,200,000)	$218,827,195

Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(12,750,502)	—	(12,750,502)
Reclassification of loss on impairment of long- term investments	—	—	—	—	—	—	—	1,200,000	1,200,000
Total comprehensive loss									(11,550,502)

Issuance of restricted shares, net of forfeitures	207,765	—	207,765	2,078	—	(2,078)	—	—	—
Tax benefit (deficiency) on stock-based compensation	—	—	—	—	—	(350,564)	—	—	(350,564)
Stock-based compensation expense	—	—	—	—	—	1,755,835	—	—	1,755,835
Dividends paid ($0.24 per share)	—	—	—	—	—	—	(8,458,545)	—	(8,458,545)

February 28, 2009	45,258,055	9,790,718	35,467,337	$452,581	$(112,711,809)	$111,763,040	$200,719,607	$—	$200,223,419

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
	February 28,	March 1,	March 3,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(12,750,502)	$17,018,154	$33,686,484
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,364,011	22,603,342	20,546,233
Excess tax benefit on stock-based compensation	—	(19,785)	(5,785,587)
Stock-based compensation expense	1,755,835	2,518,368	4,087,767
Deferred income taxes	2,112,483	(6,814,957)	(3,180,752)
Loss on disposal of equipment	754,768	392,398	153,882
Impairment of store assets	5,777,422	6,924,694	1,080,743
Impairment of goodwill	—	3,587,052	—
Losses on long-term investments	3,050,000	—	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,301,528	(741,352)	271,679
(Increase) decrease in merchandise inventories	5,012,118	8,514,606	(14,483,569)
(Increase) decrease in prepaid expenses	9,659,291	(930,859)	(7,603,600)
(Increase) decrease in income taxes receivable	(14,066,085)	(3,077,056)	2,731,358
(Increase) decrease in other assets	(2,674,797)	(68,529)	(70,430)
Increase (decrease) in accounts payable	3,285,768	(1,057,133)	5,857,927
Increase in accrued salaries, wages and related expenses	341,870	1,671,120	2,125,422
Increase (decrease) in other accrued liabilities	(5,937,753)	5,653,342	2,904,298
Increase in other current liabilities	487,234	—	—
Increase (decrease) in deferred rent obligations	(1,402,590)	1,042,348	1,068,342
Increase (decrease) in deferred lease incentives	(1,347,813)	2,017,484	1,843,392
Increase in other liabilities	387,763	2,795,794	—
Net cash provided by operating activities	22,110,551	62,029,031	45,233,589

Cash flows from investing activities:
Purchase of property, equipment and improvements	(18,430,787)	(35,900,999)	(30,529,935)
Purchases of investments	—	(115,050,000)	(123,627,900)
Sales of investments	5,100,000	138,775,000	105,352,900
Net cash used in investing activities	(13,330,787)	(12,175,999)	(48,804,935)

Cash flows from financing activities:
Exercise of stock options and issuance of restricted stock	—	1,156,993	30,992,575
Dividends paid	(8,458,545)	(8,573,539)	(7,420,074)
Excess tax benefit on stock-based compensation	—	19,785	5,785,587
Acquisition of common stock held in treasury	—	(17,955,372)	(34,180,343)
Net cash used in financing activities	(8,458,545)	(25,352,133)	(4,822,255)

Net increase (decrease) in cash and cash equivalents	321,219	24,500,899	(8,393,601)
Cash and cash equivalents at beginning of year	78,492,297	53,991,398	62,384,999

Cash and cash equivalents at end of year	$78,813,516	$78,492,297	$53,991,398

Supplemental cash flow information:
Interest paid	$2,701	$3,409	$8,353
Income taxes paid	$4,395,613	$16,388,824	$21,862,381
Purchases of equipment and improvements, accrued not paid	$1,289,349	$149,894	$576,659

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Christopher & Banks Corporation, through its wholly-owned subsidiaries (collectively referred to as “Christopher & Banks” or the “Company”) operates retail stores selling women’s apparel in the United States.  The Company operated 815, 837 and 778 stores at the end of fiscal 2009, 2008 and 2007, respectively.

Fiscal year and basis of presentation

The Company’s fiscal year ends on the Saturday nearest February 28.  The fiscal years ended February 28, 2009 and March 1, 2008 each consisted of 52 weeks.  The year ended March 3, 2007 consisted of 53 weeks.  The Consolidated Financial Statements include the accounts of Christopher & Banks Corporation and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

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

Investments

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).  At February 28, 2009 and March 1, 2008, the Company’s long-term investments consisted solely of auction rate securities (“ARS”).  The Company’s ARS were classified as trading securities and valued at fair value in accordance with SFAS No. 157, “Fair Value Measurements” at February 28, 2009.

Inventory valuation

The Company’s merchandise inventories are stated at the lower of average cost or market utilizing the retail inventory method.  At any given time, inventories include items that have been marked down to management’s estimate of their fair market value.  The Company bases the decision to mark down merchandise primarily upon the current rate of sale, quantity on hand and the age of the item.  To the extent that estimates of fair market value differ from actual results, additional markdowns may have to be recorded, which could reduce merchandise margins and operating results.

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

Fair value is determined by a discounted cash flow analysis.  In determining future cash flows, the Company used its best estimate of future operating results.  Consistent with the Company’s operating plans, the Company assumed a continuation of the current economic environment throughout fiscal 2010 with recovery thereafter.  The Company projected sales to recover to fiscal 2008 levels by fiscal 2013.  Subsequent to a return to these sales levels, future growth in same-store sales was based on the Company’s historical same-store sales growth rates.  In situations where estimated future undiscounted store cash flows were less than the carrying value of store assets, fair value was determined using discounted cash flows assuming a market participant-based discount rate of 17%.

As the projection of future cash flows involves the use of significant estimates and assumptions, including estimated sales and expense levels and selection of an appropriate market participant-based discount rate, differences in circumstances or estimates could produce different results.  The current challenging economic environment, combined with the continued instability in the housing, credit stock and financial markets, and increasing general economic uncertainty affecting the retail industry, make it reasonably possible that additional long-lived asset impairments could be identified and recorded in future periods.

Goodwill

The Company recognizes goodwill as the excess cost of an acquired entity over the net amount assigned to assets acquired, including intangible assets, and liabilities assumed.  In accordance with SFAS No. 142, “Goodwill and Intangible Assets,” the Company evaluates the recoverability of goodwill at least annually during the fourth quarter and between annual evaluations if events occur or circumstances change that would indicate an impairment.  Goodwill is evaluated based on a two step-test.  The first step compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount exceeds fair value, the second step of the impairment test is performed to measure the amount of any impairment loss.  In calculating the implied value of goodwill, the fair value of the reporting unit is allocated to all assets and liabilities of the reporting unit based on relative fair values.  The excess of the fair value of the reporting unit over amounts assigned to the assets and liabilities is the implied fair value of goodwill.  An impairment loss is measured as the excess of the carrying value of goodwill over its implied value.  Please see Note 7 to the consolidated financial statements for further information regarding the Company’s impairment of goodwill in fiscal 2008.  As of February 28, 2009, the Company had no goodwill.

Common stock held in treasury

The Company accounts for its treasury stock under the cost method, whereby stockholders’ equity is reduced for the total cost of the shares repurchased.  The Company engages in treasury stock repurchases as a means to reduce the number of shares of the Company’s common stock outstanding, which in turn has a positive affect on earnings per share.

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

Merchandise, buying and occupancy costs, exclusive of depreciation and amortization

Merchandise, buying and occupancy costs include the cost of merchandise, markdowns, shrink, freight into and out from the Company’s distribution center to its stores, buyer and distribution center salaries, buyer travel, rent and other occupancy related costs, various merchandise design and development costs, miscellaneous merchandise related expenses and other costs related to the Company’s distribution network.  Merchandise, buying and occupancy costs exclude all depreciation and amortization expense.

Selling, general and administrative expenses

Selling, general and administrative expenses include all salaries, with the exception of buyer and distribution center salaries, other employee benefits, advertising and marketing, store supplies, credit card processing fees, information technology related costs, insurance, professional services, non-buyer travel and miscellaneous other selling and administrative related expenses.  Selling, general and administrative expenses exclude all depreciation and amortization expense.

Store pre-opening costs

Non-capital expenditures such as payroll and training costs incurred prior to the opening of a new store are charged to selling, general and administrative expense in the period they are incurred.

Rent expense, deferred rent obligations and deferred lease incentives

The Company leases all of its store locations under operating leases.  Most of these lease agreements contain tenant improvement allowances, funded by landlord incentives or rent abatements, which are recorded as a deferred lease incentive and amortized as a reduction of rent expense over the term of the lease.  For purposes of recognizing landlord incentives and minimum rental expense, the Company utilizes the date that it obtains the legal right to use and control the leased space, which is generally when the Company enters the space and begins to make improvements in preparation of opening a new store location.

Certain of the Company’s lease agreements contain rent escalation clauses which provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy.  Such escalating rent expense is recorded in the Consolidated Statement of Income on a straight-line basis over the lease term, not including any renewal option periods, and the difference between the recognized rent expense and amounts payable under the lease are recorded as deferred rent obligations.

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

Advertising

The Company expenses advertising costs as incurred.  Advertising costs, including marketing-related expenses, for the fiscal years ended February 28, 2009, March 1, 2008, and March 3, 2007 were $8,400,400, $6,355,855 and $1,867,419, respectively.  The Company includes advertising expenses in selling, general and administrative expenses in the Consolidated Statement of Income.

Fair value of financial instruments

The carrying value of the Company’s financial instruments, including its cash and cash equivalents, accounts receivable and accounts payable approximates fair value given their highly-liquid short-term nature.

Effective March 2, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities.

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

For the year ended February 28, 2009, fair value under SFAS No. 157 applied to the Company’s investments in Auction Rate Securities (“ARS”) and ARS rights.  These financial assets are carried at fair value in accordance with SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”) following the requirements of SFAS No. 157.  Please see Note 3 for further information regarding the Company’s investments in ARS.

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

Income taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  Under the asset and liability method prescribed in SFAS No. 109, deferred tax assets and liabilities are recognized for the future taxes attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.  The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

On March 4, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authorities based solely on the technical merits of the position.  If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that in management’s judgment is greater than 50% likely to be realized.

Net income per common share

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the applicable periods, while diluted EPS is computed based on the weighted average number of shares of common and common equivalent shares outstanding.  The Company’s reconciliation of EPS includes the individual share effects of all securities affecting EPS, which consist solely of the effects of dilution from awards granted under the Company’s stock-based compensation plans.

The following is a reconciliation of the number of shares and per share amounts used in the basic and diluted EPS computations.

	Fiscal Year Ended
	February 28, 2009		March 1, 2008		March 3, 2007
		Net
		Income		Net		Net
		(Loss)		Income		Income
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Basic	35,097,295	$(0.36)	35,771,851	$0.48	37,306,742	$0.90

Effect of dilution from stock- based compensation plans	—	—	79,656	(0.01)	454,259	(0.01)

Diluted	35,097,295	$(0.36)	35,851,507	$0.47	37,761,001	$0.89

The effect of 1,715,713, 1,597,272 and 241,501 options to acquire shares of the Company’s common stock were excluded from the shares used in the computation of diluted earnings per share for fiscal 2009, 2008 and 2007, respectively, as they were anti-dilutive.

Other Comprehensive Income (Loss)

The Company reports other comprehensive income (loss) in accordance with the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”).

Segment Reporting

The Company operates in the retail apparel industry in which it primarily designs, sources and sells women’s apparel catering to customers generally ranging in age from 40 to 60 who are typically part of a segment of the female baby boomer demographic.  The Company has identified two operating segments (Christopher & Banks stores and C.J. Banks stores) as defined by Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”).  The Company’s Christopher & Banks and C.J. Banks operating segments have been aggregated into one reportable segment based on the similar nature of products sold, methods of sourcing, merchandising and distribution processes involved, target customers, and economic characteristics of the two brands.  The Company previously reported the results of its Acorn store as a reportable segment.  The results of all Acorn stores have been removed from continuing operations and presented as discontinued operations beginning in the third quarter of fiscal 2009.

Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP-EITF No. 03-6-1”).  Under FSP-EITF 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are considered participating securities and should be included in the two-class method of computing earnings per share.  FSP-EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  The adoption of FSP-EITF No. 03-6-1 will impact the Company’s calculation of earnings per share beginning in the first quarter of fiscal 2010.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS No. 142-3).  FSP FAS No. 142-3 amends the factors that should be considered in developing renewal of extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  The objective of FSP FAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, (SFAS No. 141(R)) and other U.S. GAAP.  FSP FAS No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for all fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and shall be applied prospectively to intangible assets acquired after the effective date.  The Company does not expect adoption of FSP FAS NO. 142-3 will have a significant impact on its Consolidated Financial Statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of Statement of Financial Accounting Standards No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effect on an entity’s financial position, results of operations and cash flows.  Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and regulated hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted SFAS No. 161 effective November 30, 2008.  As the Company has no derivative instruments, the adoption had no effect on its financial position, results of operations or cash flows.

In April 2009, FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS No. 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this new FSP.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which is a revision of SFAS No. 141, “Business Combinations”.  SFAS 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  This statement includes changes in the measurement of fair value of the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree as of the acquisition date, with limited exceptions.  This statement requires in general that transaction costs and costs to restructure the acquired company be expensed and contractual contingencies be recorded at their acquisition-date fair values. The Company adopted SFAS 141(R) prospectively effective at the beginning of fiscal 2010.  Early adoption of SFAS 141(R) is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”).  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement also changes the way the consolidated income statement is presented.  It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, with disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and the noncontrolling interest. The Company adopted SFAS 160 effective at the beginning of fiscal 2010.  The adoption did not have an effect on the Company’s consolidated financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to its consolidated financial statements.

NOTE 2- DISCONTINUED OPERATIONS

On July 31, 2008, the Company announced its decision to exit its Acorn business when the Company’s management and Board of Directors concluded, after a comprehensive review and evaluation, that the concept had not demonstrated the potential to deliver an acceptable long-term return on the Company’s investment.  On July 30, 2008, the Company’s management and Board of Directors authorized a plan to close all of the Company’s 36 Acorn stores by December 31, 2008, allowing the Company to focus its resources on its two core brands, Christopher & Banks and C.J. Banks.

The Company closed all 36 of its Acorn stores during the third and fourth quarters of fiscal 2009.  The operating results of all Acorn stores have been presented as discontinued operations, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), in the Consolidated Statement of Operations for the fiscal years ended February 28, 2009, March 1, 2008 and March 3, 2007.

In addition to store-level operating losses, the loss from discontinued operations for the twelve months ended February 28, 2009 included approximately $4.3 million of lease termination costs, $1.2 million of long-lived store asset impairment charges, $0.3 million of severance costs and $0.3 million of inventory write-offs incurred in connection with exiting the Acorn division business.  In fiscal 2008, the loss from discontinued operations included $6.5 million of long-lived asset impairment charges, $0.4 million of impairment charges related to intangible assets and $3.6 million of goodwill impairment charges.  The loss from discontinued operations for the fiscal year ended March 3, 2007 included $750,000 of long-lived store asset impairment charges.

The operating results of the discontinued operations are summarized below.

	Fiscal Year Ended
	February 28,	March 1,	March 3,
	2009	2008	2007

Net Sales	$10,750,869	$14,868,419	$14,160,374
Loss Before Income Tax Benefit	(8,252,174)	(13,793,785)	(3,615,894)
Income Tax Benefit	(3,585,893)	(5,347,824)	(1,344,307)
Loss from Discontinued Operations	(4,666,281)	(8,445,961)	(2,271,587)

Income taxes allocated to the results of discontinued operations are determined on the basis of a computation of taxes with and without the results of the discontinued operations with the difference in taxes between the computations allocated to discontinued operations.

NOTE 3 — LONG-TERM INVESTMENTS

As of February 28, 2009, the Company had approximately $16.4 million of long-term investments, which consisted solely of $19.5 million of auction rate securities (“ARS”) at cost, less a fair value adjustment of approximately $3.1 million.  The fair value of the ARS was determined utilizing a discounted cash flow method based on an estimated period of time the ARS are expected to be held.  The $3.1 million ARS fair value adjustment was recognized in other income (expense) on the consolidated statement of operations.

Substantially all of the Company’s ARS are collateralized by student loans and have AAA (S&P) or Aaa (Moody’s) credit ratings as of February 28, 2009.  As of February 28, 2009, the repayment of approximately 80% of the student loans, which serve as collateral for the ARS held by the Company, is substantially backed by the United States government.  Until February 2008, the ARS market was liquid and auctions for ARS held by the Company did not fail. However, beginning in February 2008, auctions for the ARS held by the Company began to fail and have continued to fail up to and as of the date of this report.

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

All of the ARS owned by the Company were purchased from UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”) and are held, for the benefit of the Company, by UBS.  In August 2008, UBS announced a settlement in principle with the Securities and Exchange Commission, the New York Attorney General and other state regulatory agencies to restore liquidity to remaining clients who hold ARS.  On October 7, 2008, UBS issued a prospectus to the Company formalizing the settlement offer and offering the Company certain ARS rights.  Under the settlement, these ARS rights provide the Company the ability to redeem its ARS at par during a two-year time period beginning June 30, 2010.  During this time, the Company may choose to continue to hold some or all of its ARS and earn interest or sell some or all of them to UBS at par plus accrued interest.  The ARS rights are not transferable, tradable or marginable and will not be listed or quoted on any securities exchange or any electronic communications network.

After analysis and review, the Company’s Board of Directors and management accepted the UBS settlement offer on November 7, 2008.  Consequently, the Company reclassified the ARS from available-for-sale to trading securities and elected, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to record the ARS rights at fair value on a recurring basis utilizing significant unobservable inputs in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).

The fair value of the ARS rights was estimated utilizing the Black-Scholes option pricing model and the forward contract method.  As of February 28, 2009, the fair value of the ARS rights was determined to be approximately $2.7 million.  The ARS rights were recorded as other income and a corresponding non-current asset on the consolidated financial statements.  In fiscal 2009, the recognition of the gain from the ARS rights partially offset the fair value loss related to the ARS, resulting in a net charge of approximately $350,000 to other income (expense) on the Company’s consolidated statement of operations.  Please see Note 13 for further disclosure regarding the Company’s accounting for fair value measurements.

Prior to acceptance of the UBS settlement offer, the Company classified its ARS as available-for-sale securities.  As of March 1, 2008, the Company had approximately $23.4 million of long-term investments consisting solely of $24.6 million of ARS, less a valuation allowance of $1.2 million, which reflected management’s estimate of fair value given the current lack of liquidity of these investments while taking into account the current credit quality of the underlying securities.  In addition, the Company determined, based on the projected future cash flows and assessment of the credit quality of the underlying collateral of its ARS, the valuation adjustment at March 1, 2008 was temporary, and therefore was recorded within the equity section of the Company’s consolidated balance sheet and had no impact on the Company’s earnings.

The Company had approximately $78.8 million of cash and cash equivalents at February 28, 2009.  The Company anticipates its cash and cash equivalents, combined with cash flows from operations, to be sufficient to meet its capital expenditure, working capital and other requirements for liquidity through fiscal 2010.

NOTE 4 — ACCOUNTS RECEIVABLE

The Company’s accounts receivable consisted of the following:

	February 28,	March 1,
Description	2009	2008

Credit card receivables	$2,406,846	$3,449,014
Construction allowances receivable from landlords	1,079,865	1,387,260
Other receivables	434,737	386,702

	$3,921,448	$5,222,976

The Company’s credit card receivables are collected one to five days after the related sale transaction occurs.  Construction allowance receivables result from incentives offered to the Company from landlords to lease space within their properties.  These allowances are typically collected 90 to 180 days after a store opens.

NOTE 5 — MERCHANDISE INVENTORIES

Merchandise inventories consisted of the following:

	February 28,	March 1,
Description	2009	2008

Merchandise inventory - in store	$35,280,598	$37,303,879
Merchandise inventory - in transit	3,547,622	6,536,459

	$38,828,220	$43,840,338

NOTE 6 — PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following:

		February 28,	March 1,
Description	Estimated Useful Life	2009	2008

Land	—	$1,596,898	$1,596,898
Corporate office, distribution center and related building improvements	25 years	12,020,128	12,014,667
Store leasehold improvements	Term of related lease, typically 10 years	95,250,793	97,525,439
Store furniture and fixtures	Seven years	113,696,506	113,585,852
Point of sale hardware and software	Five years	15,173,422	10,750,608
Corporate office and distribution center furniture, fixtures and equipment	Seven years	3,633,512	2,941,419
Computer hardware and software	Three to five years	21,123,291	10,958,871
Construction in progress	—	1,432,292	9,474,738

		263,926,842	258,848,492
Less accumulated depreciation and amortization		(143,580,086)	(125,249,912)

		$120,346,756	$133,598,580

As of February 28, 2009 construction in progress consisted primarily of capital expenditures related to store-related information technology system projects in progress.  As of March 1, 2008, construction in progress consisted primarily of capital expenditures related to new stores which opened in the first quarter of fiscal 2009.

As a result of an annual impairment analysis, which included the evaluation of individual under-performing stores and assessing the recoverability of the carrying value of the improvements and equipment related to the stores, the Company determined that improvements and equipment at certain under-performing stores was impaired.  As a result, the Company recorded asset impairments related to property, equipment and improvements of $5,777,422, $6,523,694, and $1,080,743 in fiscal 2009, 2008 and 2007, respectively.

The Company’s assessment of the recoverability of the carrying value of its assets involves the projection of future cash flows which requires the use of significant estimates and assumptions.  Differences in circumstances or estimates could produce significantly different results.  The current challenging economic environment, combined with the continued instability in the housing, credit stock and financial markets, and increasing general economic uncertainty affecting the retail industry, make it reasonably possible that additional long-lived asset impairments could be identified and recorded in future periods.

NOTE 7 — GOODWILL

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

The Company closed all of its Acorn stores in fiscal 2009.

NOTE 8 — ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	February 28,	March 1,
Description	2009	2008

Gift card, certificate and store credit liability	$11,433,627	$13,545,500
Accrued un-invoiced merchandise inventory receipts	3,008,251	4,949,370
Accrued workers compensation self insurance liability	1,601,429	2,252,571
Accrued income, sales and other taxes payable	1,876,823	2,161,038
Accrued severance	790,168	2,074,106
Accrued occupancy related expenses	693,236	992,584
Other accrued liabilities	2,699,336	2,065,454

	$22,102,870	$28,040,623

NOTE 9 — CREDIT FACILITY

The Company maintains an Amended and Restated Revolving Credit Facility (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  The Credit Facility provides the Company with revolving credit loans and letters of credit of up to $50.0 million, in the aggregate, subject to a borrowing base formula based on inventory levels.

In the first quarter of fiscal 2009, the Company and Wells Fargo entered into a Third Amendment to the Credit Facility (the “Third Amendment”).  The Third Amendment extended the maturity date of the Credit Facility by three years from June 30, 2008 to June 30, 2011.  In addition, the Third Amendment reduced the interest rate under the Credit Facility from the prime rate plus 0.25% to the prime rate minus 0.25%.  As of February 28, 2009, the prime rate was 3.25%.  The Third Amendment also provided the Company with the ability to borrow under the Credit Facility at an interest rate tied to the London Interbank Market Offered Rate (LIBOR).  Advances under the LIBOR option would be tied to the one, three or six month LIBOR rate, based on the length of time the corresponding advance is outstanding.

Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion as defined in the agreement, and a collateral monitoring fee.  For the fiscal year ended February 28, 2009, fees related to the Credit Facility totaled $28,823.  Borrowings under the Credit Facility are collateralized by the Company’s equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Credit Facility during fiscal 2009.  Historically, the Credit Facility has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at February 28, 2009 was $22.9 million.  As of February 28, 2009, the Company had outstanding letters of credit in the amount of $0.2 million.  Accordingly, the availability of revolving credit loans under the Credit Facility was $22.7 million at February 28, 2009.

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of February 28, 2009, the most recent measurement date, the Company was in compliance with all of these restrictive covenants under the Credit Facility.

NOTE 10 — STOCKHOLDERS’ EQUITY

In fiscal 2008, the Company’s Board of Directors authorized and subsequently announced a one-year stock repurchase program enabling the Company to purchase up to $20.0 million of its common stock, subject to market conditions.  As of May 24, 2008, the expiration date of the repurchase program, the Company had repurchased 948,800 shares of its common stock under the program for a total cost, including commissions, of approximately $12.1 million.  No repurchases were made under the program in fiscal 2009.

NOTE 11 — STOCK-BASED COMPENSATION

General

The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) at the beginning of fiscal 2007 using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards during the year ended March 3, 2007 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, February 25, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based compensation awards granted subsequent to February 25, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Under various plans, the Company may grant options to purchase common stock to employees and non-employee members of its Board of Directors at a price not less than 100% of the fair market value of the Company’s common stock on the option grant date.  In general, options granted to employees vest over three to five years and are exercisable up to ten years from the date of grant and options granted to Directors vest immediately and are exercisable up to ten years from the grant date.

The Company may also grant shares of restricted stock to its employees and non-employee members of its Board of Directors.  The grantee cannot transfer the shares before the respective shares vest.  Shares of nonvested restricted stock are considered to be currently issued and outstanding.  Restricted stock grants to employees have original vesting schedules of three to seven years, while restricted grants to Directors fully vest after six months.

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

The total compensation expense related to all stock-based awards for fiscal 2009, 2008 and 2007 was $1.8 million, $2.5 million and $4.1 million, respectively.  Stock-based compensation expense was included in merchandise, buying and occupancy expenses for the Company’s buying and distribution employees and in selling, general and administrative expense for all other employees.

Methodology Assumptions

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

The weighted average assumptions relating to the valuation of the Company’s stock options for fiscal 2009, 2008 and 2007 were as follows:

	Fiscal Years Ended
	February 28,	March 1,	March 3,
	2009	2008	2007
Expected dividend yield	2.39%	1.39%	0.88%
Expected volatility	49.50%	44.81%	46.64%
Risk-free interest rate	1.67-3.65%	2.76-5.07%	4.65-5.09%
Expected term in years	4.41	4.21	3.61

Stock-Based Compensation Activity – Stock Options

The following table presents a summary of the Company’s stock option activity for the year ended February 28, 2009:

					Weighted
		Weighted			Average
	Number	Average	Aggregate	Weighted	Remaining
	of	Exercise	Intrinsic	Average	Contractual
	Shares	Price	Value	Fair Value	Life

Outstanding, beginning of period	1,889,454	$18.84	$—	$6.80
Vested	1,485,011	19.35	—	6.85
Unvested	404,443	16.97	—	6.63
Granted	414,750	9.88	3,100	3.55
Exercised	—		—
Expired	(544,703)	20.30	—	7.21
Canceled - Unvested (Forfeited)	(172,156)	15.32	—	5.73
Outstanding, end of period	1,587,345	16.31	3,100	5.90	5.83
Vested	1,145,968	17.84	—	6.36	4.67
Unvested	441,377	12.32	3,100	4.70	8.84
Exercisable, end of period	1,145,968	17.84	—	6.36	4.67

                The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 28, 2009.

                As of February 28, 2009, there was approximately $1.4 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans.  That expense is expected to be recognized over a weighted average period of approximately 1.7 years.

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

Stock-Based Compensation Activity – Restricted Stock

                The following table presents a summary of the Company’s restricted stock activity for the years ended February 28, 2009, March 1, 2008 and March 3, 2007.

	Fiscal 2009			Fiscal 2008			Fiscal 2007
	Number	Aggregate	Weighted	Number	Aggregate	Weighted	Number	Aggregate	Weighted
	of	Intrinsic	Average	of	Intrinsic	Average	of	Intrinsic	Average
	Shares	Value	Fair Value	Shares	Value	Fair Value	Shares	Value	Fair Value
Unvested, beginning of period	118,484		$16.26	53,717		$20.04	54,867		$18.35
Granted	322,083		9.65	124,000		15.09	29,383		25.44
Vested	(78,399)		12.21	(32,583)		16.09	(25,333)		22.36
Canceled - Unvested (Forfeited)	(79,750)		13.80	(26,650)		18.66	(5,200)		21.36
Unvested, end of period	282,418	$1,098,606	10.54	118,484	$1,279,627	16.26	53,717	$958,311	20.04

The total fair value of shares of restricted stock that vested during fiscal 2009, 2008 and 2007 was $957,000, $542,000 and $567,000, respectively.  As of February 28, 2009, there was approximately $890,000 of unrecognized stock-based compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of approximately 1.9 years.

NOTE 12 – OTHER INCOME

Other income consisted of the following:

	February 28,	March 1,	March 3,
Description	2009	2008	2007

Interest income, net	$2,159,143	$4,661,683	$5,115,525
Other	(350,000)	—	—

	$1,809,143	$4,661,683	$5,115,525

NOTE 13 – INCOME TAXES

                        The provision for income taxes on continuing operations consisted of:

	February 28,	March 1,	March 3,
	2009	2008	2007
Current:
Federal	$(4,439,455)	$15,387,484	$22,467,180
State	1,386,092	2,504,836	3,586,732
Current tax expense (benefit)	(3,053,363)	17,892,320	26,053,912
Deferred tax expense (benefit)	(1,161,564)	(3,065,113)	(3,352,814)
Income tax provision (benefit)	$(4,214,927)	$14,827,207	$22,701,098

   The Company’s effective income tax rate differs from the federal income tax rate as follows:

	February 28,	March 1,	March 3,
	2009	2008	2007

Federal income tax at statutory rate	(35.0)%	35.0%	35.0%
State income tax, net of federal benefit	6.3	3.4	4.1
Contribution carryforward	(3.9)	—	—
Tax exempt interest	(3.9)	(1.7)	(0.9)
Officer compensation	1.6	—	—
Other	0.6	0.1	0.5
	(34.3)%	36.8%	38.7%

The net deferred tax asset (liability) included in the Consolidated Balance Sheet as of February 28, 2009 and March 1, 2008 is as follows:

	February 28,	March 1,
	2009	2008

Accrued liabilities and other	$2,830,435	$3,057,013
Inventories	964,262	1,393,886
Current deferred tax asset	3,794,697	4,450,899

Depreciation	(15,140,037)	(13,826,314)
Goodwill	—	1,346,018
Deferred rent obligations	13,553,503	14,589,644
Stock-based compensation expense	1,358,575	1,298,259
State net operating loss carryforward	504,000	—
Contribution carryforward	1,475,598	—
Other non-current liabilities	2,576,975	2,377,288
Non-current deferred tax asset, net	4,328,614	5,784,895

Net deferred tax asset	$8,123,311	$10,235,794

Deferred income tax assets represent potential future income tax benefits.  Realization of these assets is ultimately dependent upon future taxable income.  No valuation allowance has been provided for deferred tax assets because management believes realization of the full amount of net deferred tax assets is more likely than not.  While the Company has a history of profits, its profitability has declined over the last three years and the Company recorded a net loss in fiscal 2009.  Therefore, achievement of profitability in fiscal 2010 will be a significant factor in determining the Company’s continuing ability to carry these deferred tax assets.  Our accounting for deferred taxes represents our best estimate of future events. If future results from our operations are less than projected, a valuation allowance may be required to reduce deferred tax assets, which could have a material impact on our results of operations in the period in which it is recorded.  Significant negative events, including losses in future years, would make it reasonably possible that valuation allowances against deferred tax assets would be required in future periods.

As of February 28, 2009, the Company has state net operating loss carryforwards which will result in state tax benefits of approximately $504,000.  These state net loss carry forwards will expire in fiscal 2014 and beyond.  Additionally, the Company has charitable contribution carry forwards that will expire in fiscal 2014.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at March 3, 2007	$3,430,192

Additions based on tax positions related to the current year	841,142
Additions for tax positions of previous years	394,976
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(866,190)
Settlements	(77,925)

Balance at March 1, 2008	$3,722,195

Deductions based on tax positions related to the current year	(2,491)
Additions for tax positions of previous years	161,420
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(401,759)

Balance at February 28, 2009	$3,479,365

The current and non-current portions of the Company’s liability for unrecognized tax benefits is recorded within other current liabilities and other non-current liabilities, respectively, on the Company’s consolidated balance sheet.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of February 28, 2009 and March 1, 2008 were $2.1 million each year.  Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense.  At February 28, 2009 and March 1, 2008, the Company had accrued $0.8 million and $0.6 million, respectively, for the potential payment of interest and penalties.

The Company and its subsidiaries are subject to U.S. federal income taxes and the income tax obligations of various state and local jurisdictions.  The Internal Revenue Service has completed their audit for tax years through fiscal 2006.  The Company is not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2004.  At February 28, 2009, the Company has ongoing audits in various jurisdictions in which it expects settlements by the end of fiscal 2010, but it does not expect its liability for unrecognized tax benefits to significantly increase or decrease in the next twelve months.

NOTE 14 — FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157, “Fair Value Measurements,” effective March 1, 2008, with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For the year ended February 28, 2009, fair value under SFAS No. 157 applied to the Company’s ARS and ARS rights.  These financial assets are carried at fair value following the requirements of SFAS No. 157.

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

	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	February 28, 2009	Level 1	Level 2	Level 3

Assets:
ARS	$16,400,000	$—	$—	$16,400,000
ARS rights	$2,700,000	$—	$—	$2,700,000

Liabilities:	$—	$—	$—	$—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

	ARS	ARS Rights
Beginning balance, March 1, 2008	$23,350,000	$—
Total gains (losses):
Included in earnings	(3,050,000)	2,700,000
Reclassification of other comprehensive income	1,200,000	—
Purchases, issuances and settlements	(5,100,000)	—
Transfers in and/or out of Level 3	—	—
Ending balance, February 28, 2009	$16,400,000	$2,700,000

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

NOTE 15 — COMPREHENSIVE INCOME

Comprehensive income consisted of the following.

	Year Ended
	February 28, 2009	March 1, 2008

Net income (loss)	$(12,750,502)	$17,018,154
Fair value adjustment on investments	1,200,000	(1,200,000)

Total comprehensive income (loss)	$(11,550,502)	$15,818,154

NOTE 16 — EMPLOYEE BENEFIT PLANS AND EMPLOYMENT AGREEMENTS

The Company has established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for the benefit of all employees who meet certain eligibility requirements, which are primarily age, length of service and hours of service.  The plan allows eligible employees to invest from 1% to 60% of their compensation, subject to dollar limits as established by the federal government.  The plan allows for discretionary Company matching contributions.  Company contributions for the fiscal years ended February 28, 2009, March 1, 2008 and March 3, 2007 totaled $567,643, $498,594 and $493,162, respectively.  Effective March 8, 2009, the Company discontinued its discretionary matching contributions.  The Company does not offer any other post-retirement, post-employment or pension benefits to directors or employees.

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

On August 30, 2007, the Company announced that its Board of Directors had elected Lorna Nagler as President and Chief Executive Officer effective August 31, 2007.  Ms. Nagler was also elected as a member of the Company’s Board of Directors as of August 31, 2007.  Ms. Nagler most recently served as President of Lane Bryant and has 30 years of experience in the women’s apparel retail industry.

Matthew P. Dillon resigned as President and Chief Executive Officer, and as a member of the Company’s Board of Directors, effective August 30, 2007.  In the second quarter of fiscal 2008, the Company incurred a pre-tax charge of approximately $2.1 million, or $0.04 per diluted share, related to the transition of the CEO position from Mr. Dillon to Ms. Nagler.  This charge consisted primarily of payment obligations to Mr. Dillon under his employment agreement and direct costs associated with the hiring of Ms. Nagler.

NOTE 17 — LEASE COMMITMENTS

The Company leases each of its store locations and vehicles under operating leases. The store lease terms, including rental period, renewal options, escalation clauses and rent as a percentage of sales, vary among the leases. Most store leases require the Company to pay real estate taxes and common area maintenance charges.

Total rental expense for all leases was as follows:

	Fiscal Year Ended
	February 28, 2009	March 1, 2008	March 3, 2007
Minimum rent	$51,791,799	$54,291,385	$49,166,786
Contingent rent—based on a percentage of sales	3,651,752	2,199,163	1,423,785
Maintenance, taxes and other	34,477,185	33,434,196	30,980,737
Amortization of deferred lease incentives	(5,881,211)	(3,878,267)	(3,587,221)
	$84,039,525	$86,046,477	$77,984,087

Future minimum rental commitments for all leases are as follows:

	Operating Leases
Fiscal Year	Retail Store Facilities	Vehicles/ Other	Total
2010	$50,509,514	$451,738	$50,961,252
2011	51,417,578	164,779	51,582,357
2012	47,629,958	21,424	47,651,382
2013	41,051,637	—	41,051,637
2014	32,836,288	—	32,836,288
Thereafter	61,221,637	—	61,221,637
Total minimum lease payments	$284,666,612	$637,941	$285,304,553

NOTE 18 — LEGAL PROCEEDINGS

The Company is subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business.  Although the amount of any liability that could arise with respect to any current proceedings cannot, in our opinion, be accurately predicted, any such liability is not expected to have a material adverse impact on the Company’s financial position, results of operations or liquidity.

NOTE 19 — SOURCES OF SUPPLY

The Company’s ten largest vendors represented approximately 52%, 50% and 48% of the Company’s total merchandise purchases in fiscal 2009, 2008 and 2007, respectively.  Purchases from one of the Company’s suppliers accounted for 15%, 18% and 17% of total merchandise purchases in fiscal 2009, 2008 and 2007, respectively.  A second vendor supplied approximately 11% of the Company’s merchandise in fiscal 2009.  The Company did not purchase goods from this vendor in fiscal 2008 or 2007.  Although the Company has strong partnerships with these two vendors, there can be no assurance that these relationships can be maintained in the future or that these vendors will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from these vendors, management believes that it will be able to shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on the Company’s financial position or results of operations.

In fiscal 2009 and 2008, the Company purchased approximately 25% and 47% of its merchandise, respectively, through one buying agent (the “Agent”).  As the Company has continued the process of establishing relationships with additional primary suppliers, the Company and the Agent terminated their sourcing arrangement effective as of the end of December 2008.  The Company does not maintain long-term purchase commitments or arrangements with any of its suppliers or agents.  Additionally, direct imports accounted for approximately 48%, 78% and 75% of the Company’s total merchandise purchases in fiscal 2009, 2008 and 2007, respectively. The Company does not maintain long-term purchase commitments or arrangements with any of its suppliers or agents.

NOTE 20 — SEGMENT REPORTING

The Company operates in the retail apparel industry in which it primarily designs, sources and sells women’s apparel catering to customers generally ranging in age from 40 to 60 who are typically part of a segment of the female baby boomer demographic.  The Company has identified two operating segments (Christopher & Banks and C.J. Banks) as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”).  The Company’s Christopher & Banks and C.J. Banks operating segments have been aggregated into one reportable segment based on the similar nature of products sold, methods of sourcing, merchandising and distribution processes involved, target customers, and economic characteristics of the two brands.  The Company previously reported the results of its Acorn stores as a separate reportable segment. Beginning in the third quarter of fiscal 2009, the results of all Acorn stores have been removed from continuing operations and are presented as discontinued operations.

In the table below, the “Christopher & Banks/C.J. Banks” reportable segment includes activity generated by the Company’s Christopher & Banks and C.J. Banks operations.  The “Corporate/Administrative” column, which primarily represents operating activity at the Company’s corporate office and distribution center facility, is presented to allow for reconciliation of segment-level net sales, operating income (loss) and total assets to the Company’s consolidated net sales, operating income (loss) and total assets.  Segment operating income (loss) includes only net sales, merchandise gross margin and direct store expenses with no allocation of corporate overhead.

For the fiscal years ended February 28, 2009, March 1, 2008 and March 3, 2007, the Christopher & Banks/C.J. Banks operating income included store-level asset impairment charges of $4.5 million, $411,000 and $330,000, respectively.  The Corporate/Administrative operating loss for fiscal 2008 included $401,000 of impairment charges related to intangible assets and $3.6 million of charges related to goodwill impairment.

(in thousands)	Christopher & Banks/ C.J. Banks	Corporate/ Administrative	Consolidated
Fiscal Year Ended February 28, 2009:
Net sales	$530,742	$—	$530,742
Operating income (loss)	$51,601	$(65,709)	$(14,108)
Total assets	$164,007	$126,135	$290,142

Fiscal Year Ended March 1, 2008:
Net sales	$560,912	$—	$560,912
Operating income (loss)	$92,760	$(57,130)	$35,630
Total assets	$162,909	$148,883	$311,792

Fiscal Year Ended March 3, 2007:
Net sales	$533,156	$—	$533,156
Operating income (loss)	$97,739	$(44,195)	$53,544
Total assets	$162,708	$144,615	$307,323

NOTE 21 — QUARTERLY FINANCIAL DATA (UNAUDITED):

	Fiscal 2009 Quarters
(In thousands, except per share data)	First	Second	Third	Fourth

Net sales	$155,395	$128,451	$143,004	$103,892
Operating income (loss) from continuing operations	$18,689	$2,799	$(663)	$(34,933)
Net income (loss) from continuing operations	$11,748	$2,038	$7,037	$(28,907)
Net income (loss) from discontinued operations	$(475)	$(1,202)	$(3,077)	$88
Net income (loss)	$11,272	$836	$3,959	$(28,818)

Basic per share data: (1)
Net income (loss) from continuing operations	$0.33	$0.06	$0.20	$(0.82)
Net income (loss) from discontinued operations	$(0.01)	$(0.03)	$(0.09)	$0.00
Net income (loss)	$0.32	$0.02	$0.11	$(0.82)

Diluted per share data: (1)
Net income (loss) from continuing operations	$0.33	$0.06	$0.20	$(0.82)
Net income (loss) from discontinued operations	$(0.01)	$(0.03)	$(0.09)	$0.00
Net income (loss)	$0.32	$0.02	$0.11	$(0.82)

Dividends per share	$0.06	$0.06	$0.06	$0.06

	Fiscal 2008 Quarters
	First	Second	Third	Fourth

Net sales	$145,521	$137,860	$155,242	$122,289
Operating income (loss) from continuing operations	$18,932	$5,247	$16,356	$(4,905)
Net income (loss) from continuing operations	$12,635	$4,049	$11,072	$(2,292)
Net loss from discontinued operations	$(959)	$(660)	$(834)	$(5,993)
Net income (loss)	$11,675	$3,389	$10,238	$(8,284)

Basic per share data: (1)
Net income (loss) from continuing operations	$0.35	$0.11	$0.31	$(0.06)
Net loss from discontinued operations	$(0.03)	$(0.02)	$(0.02)	$(0.17)
Net income (loss)	$0.32	$0.09	$0.29	$(0.23)

Diluted per share data: (1)
Net income (loss) from continuing operations	$0.35	$0.11	$0.31	$(0.06)
Net loss from discontinued operations	$(0.03)	$(0.02)	$(0.02)	$(0.17)
Net income (loss)	$0.32	$0.09	$0.29	$(0.23)

Dividends per share	$0.06	$0.06	$0.06	$0.06

(1)          The summation of quarterly per share data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no matters which are required to be reported under Item 9.

ITEM 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of February 28, 2009. Based upon the foregoing the Company’s management concluded that the Company’s disclosure controls and procedures were effective, as of February 28, 2009, to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:  (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of its management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the evaluation, management has concluded the Company’s internal control over financial reporting was effective as of February 28, 2009.

The effectiveness of the Company’s internal control over financial reporting as of February 28, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 37.

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

Changes in Internal Control over Financial Reporting

As described below, there were changes in our internal control over financial reporting that occurred during our quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As disclosed in our 10-Q for the period ended November 29, 2008, we determined there was a material weakness in our internal control over financial reporting.  During the fourth quarter of fiscal 2009, we remediated the material weakness by implementing procedures to ensure that complex tax accounting matters associated with discontinued operations are appropriately analyzed and recorded in the financial statements.  We enhanced the design of our control procedures to require that these matters be thoroughly researched and documented and, when necessary, provided that we would seek the assistance of resources outside of the Company to augment our consideration and resolution of these matters. As a result of these measures, we have concluded that the material weakness that existed in the design of our internal control over financial reporting at November 29, 2008 has been remediated as of February 28, 2009.

ITEM 9B.

OTHER INFORMATION

There are no matters which are required to be reported under Item 9B.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE COVERNANCE

The information regarding the Company’s directors required by Item 10 is incorporated herein by reference to the section entitled, “Item 1 - Election of Directors,” in the Proxy Statement.  Information regarding the Company’s executive officers is included in Part I of this Annual Report on Form 10-K in the section entitled “Executive Officers of the Registrant.”  Information concerning compliance with Section 16(a) of the Securities Act of 1934 is included in the Proxy Statement under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance,” and such information is incorporated herein by reference.  Information regarding the Company’s Audit Committee and audit committee financial experts is included in the Proxy Statement under the section “Meetings and Committees of the Board of Directors - The Audit Committee,” and such information is incorporated by reference.

The Company has adopted a Code of Conduct (the “Code”) applicable to all of its employees, directors and officers, including its principal executive officer, principal financial officer, principal accounting officer, controller and other employees performing similar functions.  The Code is available on the Company’s website at www.christopherandbanks.com — under the “Investor Relations” link and then the “Corporate Governance” link — and is available in print to any stockholder who requests a copy from our Corporate Secretary. Any changes or amendments to, or waiver from, a provision of the Code that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions will be posted on the Company’s website at the address and location specified above.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled “Executive Compensation,” “Meetings and Committees of the Board of Directors — Compensation Program for Non-Employee Directors” and “Meetings and Committees of the Board of Directors — Non-Employee Director Compensation for Fiscal 2009” in the Proxy Statement.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the sections entitled “Security Ownership” and “Equity Compensation Plan Information” in the Proxy Statement.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the sections entitled “Certain Relationships and Related Transactions” and “Information Regarding the Board and Corporate Governance — Director Independence” in the Proxy Statement.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this item is incorporated by reference to the sections entitled “Audit Committee Report and Payment of Fees to Our Independent Registered Public Accounting Firm — Independent Registered Public Accounting Firm Fees” and “Audit Committee Report and Payment of Fees to Our Independent Registered Public Accounting Firm — Auditor Services Pre-Approval Policy” in the Proxy Statement.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

(1)                   Financial Statements:

(2)                   Financial Statement Schedules:

All schedules are omitted as they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)                   Exhibits:

3.1	Restated Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended February 25, 2006)
3.2

Third Amended and Restated By-Laws of Christopher & Banks Corporation, effective February 18, 2009 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 24, 2009)

4.1

Form of certificate for shares of common stock of Christopher & Banks Corporation (incorporated herein by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2008)

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
10.13

Executive Employment Agreement between Christopher & Banks Corporation and Andrew K. Moller, effective as of May 24, 2007 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed May 31, 2007)**

10.14

Separation Agreement and Release Letter between Christopher & Banks Corporation and Andrew K. Moller, dated December 2, 2008 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 4, 2008)**

10.15	Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 5, 2008)**
10.16

Amendment to Amended and Restated Executive Employment Agreement between Christopher & Banks Corporation and Joseph E. Pennington dated September 22, 2005 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed September 26, 2005)**

10.17

Employment Continuation Agreement between Christopher & Banks Corporation and Joseph E. Pennington dated September 22, 2005 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed September 26, 2005)**

10.18

Amendment No. 2 to Amended and Restated Executive Employment Agreement between Christopher & Banks Corporation and Joseph E. Pennington dated April 5, 2006 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed April 7, 2006) **

10.19

Amendment to Employment Continuation Agreement between Christopher & Banks Corporation and Joseph E. Pennington dated April 5, 2006  (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed April 7, 2006)**

10.20

Amendment to Amended and Restated Executive Employment Agreement between Christopher & Banks Corporation and Ralph C. Neal dated September 22, 2005 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed September 26, 2005)**

10.21

Employment Continuation Agreement between Christopher & Banks Corporation and Ralph C. Neal dated September 22, 2005 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed September 26, 2005)**

10.22

Executive Employment Agreement Between Christopher & Banks Corporation and Matthew Dillon, effective as of June 12, 2006 (incorporated herein by reference as Exhibit 10.25 to Quarterly Report on Form 10-Q for the fiscal period ended May 27, 2006 filed July 6, 2006)**

10.23

Amended and Restated Christopher & Banks Corporation 2006 Equity Incentive Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 5, 2008)**

10.24

Form of Nonqualified Stock Option Agreement under the Company’s 2006 Equity Incentive Plan for Non-Employee Directors (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed August 1, 2006)**

10.25

Form of Restricted Stock Agreement under the Company’s 2006 Equity Incentive Plan for Non-Employee Directors (incorporated herein by reference as Exhibit 10.2 to Current Report on Form 8-K filed August 1, 2006)**

10.26

Executive Employment Agreement between Christopher & Banks Corporation and Monica Dahl, dated as of August 6, 2006 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed August 9, 2006)**

10.27

Amended and Restated Executive Employment Agreement between Christopher & Banks Corporation and Monica Dahl, effective as of July 31, 2008 (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K filed on August 5, 2008)**

10.28

Restricted Stock Agreement between Christopher & Banks Corporation and Monica Dahl, dated as of August 7, 2006 (incorporated herein by reference as Exhibit 10.2 to Current Report on Form 8-K filed on August 9, 2006)**

10.29

Amendment No. 3 to Amended and Restated Executive Employment Agreement between the Company and Joseph E. Pennington dated as of December 14, 2006 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed on December 19, 2006)**

10.30	Amendment No. 1 to Christopher & Banks Corporation Senior Executive Incentive Plan (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed on February 28, 2007)**
10.31	2006 Senior Executive Incentive Plan (incorporated herein by reference as Appendix B to Definitive Proxy Statement filed June 14, 2006)**
10.32

Form of Incentive Stock Option Agreement under the Company’s 1997 Stock Incentive Plan (incorporated herein by reference as Exhibit 10.34 to Annual Report on Form 10-K for the fiscal year ended March 3, 2007 filed May 2, 2007)**

10.33

Form of Nonqualified Stock Option Agreement under the Company’s 1997 Stock Incentive Plan (incorporated herein by reference as Exhibit 10.35 to Annual Report on Form 10-K for the fiscal year ended March 3, 2007 filed May 2, 2007)**

10.34

Form of Restricted Stock Agreement under the Company’s 1997 Stock Incentive Plan (incorporated herein by reference as Exhibit 10.36 to Annual Report on Form 10-K for the fiscal year ended March 3, 2007 filed May 2, 2007)**

10.35

Form of Incentive Stock Option Agreement under the Company’s 2005 Stock Incentive Plan (incorporated herein by reference as Exhibit 10.37 to Annual Report on Form 10-K for the fiscal year ended March 3, 2007 filed May 2, 2007)**

10.36

Form of Nonqualified Stock Option Agreement under the Company’s 2005 Stock Incentive Plan (incorporated herein by reference as Exhibit 10.38 to Annual Report on Form 10-K for the fiscal year ended March 3, 2007 filed May 2, 2007)**

10.37

Form of Restricted Stock Agreement under the Company’s 2005 Stock Incentive Plan (incorporated herein by reference as Exhibit 10.39 to Annual Report on Form 10-K for the fiscal year ended March 3, 2007 filed May 2, 2007)**

10.38

Amended and Restated Credit and Security Agreement By and Between Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company and Wells Fargo Bank, National Association, Acting Through Its Wells Fargo Business Credit Operating Division dated November 4, 2005 (incorporated herein by reference as Exhibit 10.40 to Annual Report on Form 10-K for the fiscal year ended March 3, 2007 filed May 2, 2007)

10.39

Second Amendment, dated May 23, 2008, to the Amended and Restated Credit and Security Agreement, dated November 4, 2005, by and between Christopher & Banks, Inc., Christopher & Banks Company and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 29, 2008)

10.40

Executive Employment Agreement Between Christopher & Banks Corporation and Lorna Nagler, effective as of August 30, 2007 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed September 7, 2007)**

10.41

Restricted Stock Agreement Between Christopher & Banks Corporation and Lorna Nagler, effective as of August 31, 2007 (incorporated herein by reference as Exhibit 10.2 to Current Report on Form 8-K filed September 7, 2007)**

10.42

Separation Agreement and Release Between Christopher & Banks Corporation and Matthew Dillon, effective as of August 30, 2007 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed September 27, 2007)**

10.43

Form of Non-Qualified Stock Option Agreement under the Company’s 2005 Stock Incentive Plan (approved 2008) (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed February 27, 2008)**

10.44

Form of Qualified Stock Option Agreement under the Company’s 2005 Stock Incentive Plan (approved 2008) (incorporated herein by reference as Exhibit 10.2 to Current Report on Form 8-K filed February 27, 2008)**

10.45

Form of Restricted Stock Agreement (with Time-Based Vesting) under the Company’s 2005 Stock Incentive Plan (approved 2008) (incorporated herein by reference as Exhibit 10.3 to Current Report on Form 8-K filed February 27, 2008)**

10.46

Form of Restricted Stock Agreement (with Performance-Based Vesting) under the Company’s 2005 Stock Incentive Plan (approved 2008) (incorporated herein by reference as Exhibit 10.4 to Current Report on Form 8-K filed February 27, 2008)**

10.47

Amendment to Restricted Stock Agreement Between Christopher & Banks Corporation and Monica Dahl, effective as of March 28, 2007 (incorporated herein by reference as Exhibit 10.2 to Current Report on Form 8-K filed April 2, 2007)**

10.48

Amendment No. 1 to the Executive Employment Agreement Between Christopher & Banks Corporation and Lorna Nagler, effective as of April 30, 2008 (incorporated herein by reference to Exhibit 10.52 to Annual Report on Form 10-K for the fiscal year ended March 1, 2008)**

14.1	Code of Conduct (incorporated herein by reference to Exhibit 14 to Current Report on Form 8-K filed February 24, 2009)
21.1	Subsidiaries of Company (incorporated herein by reference as Exhibit 21.1 to Annual Report on Form 10-K for the fiscal year ended March 1, 2008 filed May 15, 2008)
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Powers of Attorney
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith

** Management agreement or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2009.

CHRISTOPHER & BANKS CORPORATION

By:	/S/ LORNA E. NAGLER
Lorna E. Nagler
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LORNA E. NAGLER	President, Chief Executive Officer and Director	May 14, 2009
Lorna E. Nagler	(Principal Executive Officer)

/S/ MICHAEL J. LYFTOGT	Vice President - Finance and Interim Chief Financial Officer (Principal Financial and Accounting Officer)	May 14, 2009
Michael J. Lyftogt

*	Non-Executive Chairman and Director	May 14, 2009
Larry C. Barenbaum

*	Director	May 14, 2009
Martin L. Bassett

*	Director	May 14, 2009
Mark A. Cohn

*	Director	May 14, 2009
Robert Ezrilov

*	Director	May 14, 2009
James J. Fuld, Jr.

*	Director	May 14, 2009
Anne L. Jones

* By	/S/ MICHAEL J. LYFTOGT
Michael J. Lyftogt
Attorney-in-Fact, pursuant to
Power of Attorney filed herewith