Form 10-Q
period 2009-05-30
CHRISTOPHER & BANKS CORP
filed 2009-07-09
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2009

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

As of June 26, 2009, 35,942,156 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands)

(Unaudited)

	May 30,	February 28,	May 31,
	2009	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$88,306	$78,814	$88,033
Short-term investments	—	—	5,000
Accounts receivable	4,371	3,921	6,699
Merchandise inventories	32,570	38,828	42,103
Prepaid expenses	2,608	1,938	11,901
Income taxes receivable	16,597	18,747	—
Current deferred tax asset	4,114	3,795	4,324
Total current assets	148,566	146,043	158,060

Property, equipment and improvements, net	114,759	120,347	135,225
Long-term investments	16,400	16,400	18,536
Deferred tax asset	5,206	4,328	5,784
Other assets	3,026	3,024	412

Total assets	$287,957	$290,142	$318,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,570	$19,806	$10,347
Accrued salaries, wages and related expenses	7,485	9,588	7,662
Other accrued liabilities	20,362	22,103	30,186
Other current liabilities	487	487	—
Total current liabilities	50,904	51,984	48,195

Non-current liabilities:
Deferred lease incentives	22,471	23,506	25,258
Deferred rent obligations	10,153	10,318	11,646
Other	4,162	4,110	4,260
Total non-current liabilities	36,786	37,934	41,164

Commitments	—	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 45,658, 45,258 and 45,219 shares issued and 35,867, 35,467 and 35,415 shares outstanding at May 30, 2009, February 28, 2009 and May 31, 2008, respectively	457	453	452
Additional paid-in capital	112,233	111,763	110,987
Retained earnings	200,289	200,720	231,092
Common stock held in treasury, 9,791 shares at cost at May 30, 2009 and February 28, 2009, and 9,804 shares at cost at May 31, 2008	(112,712)	(112,712)	(112,859)
Accumulated other comprehensive income (loss)	—	—	(1,014)
Total stockholders’ equity	200,267	200,224	228,658

Total liabilities and stockholders’ equity	$287,957	$290,142	$318,017

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	May 30,	May 31,
	2009	2008

Net sales	$120,367	$155,395

Costs and expenses:
Merchandise, buying and occupancy	75,458	86,734
Selling, general and administrative	36,144	43,565
Depreciation and amortization	6,311	6,408
Total costs and expenses	117,913	136,707

Operating income	2,454	18,688

Interest income	115	827

Income from continuing operations before income taxes	2,569	19,515

Income tax provision	884	7,767

Income from continuing operations	1,685	11,748

Loss from discontinued operations, net of income tax	—	(475)

Net income	$1,685	$11,273

Basic earnings (loss) per share:
Continuing operations	$0.05	$0.33
Discontinued operations	—	(0.01)

Earnings per basic share	$0.05	$0.32

Basic shares outstanding	35,132	35,071

Diluted earnings (loss) per share:
Continuing operations	$0.05	$0.33
Discontinued operations	—	(0.01)

Earnings per diluted share	$0.05	$0.32

Diluted shares outstanding	35,137	35,138

Dividends per share	$0.06	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 30,	May 31,
	2009	2008

Cash flows from operating activities:
Net income	$1,685	$11,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,311	6,458
Deferred income taxes	(1,197)	128
Stock-based compensation expense	474	629
Loss on disposal of furniture, fixtures and equipment	77	170
Changes in operating assets and liabilities:
Increase in accounts receivable	(450)	(1,475)
Decrease in merchandise inventories	6,258	1,738
Increase in prepaid expenses	(670)	(304)
Decrease in prepaid income taxes	2,150	5,032
(Increase) decrease in other assets	(2)	7
Increase (decrease) in accounts payable	3,813	(5,034)
Increase (decrease) in accrued liabilities	(3,844)	414
Increase (decrease) in deferred lease incentives	(1,035)	403
Decrease in deferred rent obligations	(165)	(75)
Increase in other liabilities	52	538
Net cash provided by operating activities	13,457	19,902

Cash flows from investing activities:
Purchases of property, equipment and improvements	(1,849)	(8,252)
Net cash used in investing activities	(1,849)	(8,252)

Cash flows from financing activities:
Dividends paid	(2,116)	(2,109)
Net cash used in financing activities	(2,116)	(2,109)

Net increase in cash and cash equivalents	9,492	9,541

Cash and cash equivalents at beginning of period	78,814	78,492

Cash and cash equivalents at end of period	$88,306	$88,033

Supplemental cash flow information:
Income taxes paid, net of refunds received	$87	$353
Purchases of equipment and improvements, accrued, not paid	$240	$131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by Christopher & Banks Corporation and its subsidiaries (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to such rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments, consisting of only normal adjustments except as otherwise stated in these notes, necessary to present fairly the Company’s financial position as of May 30, 2009 and May 31, 2008, and its results of operations and cash flows for the three month periods ended May 30, 2009 and May 31, 2008.

Recently Adopted Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP-EITF No. 03-6-1”).  Under FSP-EITF 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are considered participating securities and should be included in the two-class method of computing earnings per share.  FSP-EITF 03-6-1 was adopted by the Company effective March 1, 2009 and impacted the Company’s calculation of earnings per share beginning in the first quarter of the fiscal year ending February 27, 2010 (“Fiscal 2010”).  See Note 10 - Earnings per Share for further disclosure regarding the impact of the adoption of FSP-EITF 03-6-1.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which is a revision of SFAS No. 141, “Business Combinations”.  SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  This statement includes changes in the measurement of fair value of the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree as of the acquisition date, with limited exceptions.  This statement requires in general that transaction costs and costs to restructure the acquired company be expensed and contractual contingencies be recorded at their acquisition-date fair values.  The Company adopted SFAS No. 141(R) prospectively effective March 1, 2009.  The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows as the Company did not execute any acquisitions or business combinations in the first quarter of fiscal 2010.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements.  This FSP shall be applied prospectively with retrospective application not permitted.  This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is currently in the process of evaluating this new FSP but does not believe it will have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements.  Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS No. 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments.  This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  The Company is currently in the process of evaluating this new FSP but does not believe it will have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the date through which an entity has evaluated subsequent events.   SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009.  The Company does not anticipate the adoption of the provisions of SFAS No. 165 will have a material impact on its financial position, results of operations or cash flows.

NOTE 2 — DISCONTINUED OPERATIONS

In July 2008, the Company announced its decision to exit its Acorn business when the Company concluded, after a comprehensive review and evaluation, that the concept had not demonstrated the potential to deliver an acceptable long-term return on the Company’s investment.  The Company closed all of its Acorn stores by December 31, 2008, allowing the Company to focus its resources on its two core brands, Christopher & Banks and C.J. Banks.

The operating results of all Acorn stores have been presented as discontinued operations, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), in the Condensed Consolidated Statement of Operations for the three month period ended May 31, 2008.  There was no activity relating to the Company’s discontinued Acorn operations during the three months ended May 30, 2009.

The operating results of the discontinued operations for the three months ended May 31, 2008 are summarized below (in thousands).

Net sales	$4,247

Loss before income tax benefit	$(789)
Income tax benefit	(314)

Loss from discontinued operations	$(475)

Income taxes have been allocated to continuing and discontinued operations based on the methodology required by Financial Accounting Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN No. 18”).  Income taxes allocated to the results of discontinued operations are determined on the basis of a computation of taxes with and without the impact of results from discontinued operations with the difference in taxes between these computations allocated to discontinued operations.

NOTE 3 — MERCHANDISE INVENTORIES AND SOURCES OF SUPPLY

Merchandise inventories consisted of the following (in thousands):

	May 30,	February 28,	May 31,
Description	2009	2009	2008

Merchandise - in store	$31,140	$35,280	$36,684
Merchandise - in transit	1,430	3,548	5,419

	$32,570	$38,828	$42,103

The Company does not have long-term purchase commitments or arrangements with any of its suppliers or agents.  During the quarter ended May 30, 2009, one of the Company’s vendors supplied approximately 25% of the Company’s merchandise purchases and a second vendor supplied approximately 14% of the Company’s merchandise purchases.  The Company did not purchase significant amounts of goods from these two vendors during the three months ended May 31, 2008.  In addition, the Company purchased approximately 5% and 11% of its merchandise from another supplier during the three months ended May 30, 2009 and May 31, 2008, respectively.

Although the Company has strong partnerships with these vendors, there can be no assurance that these relationships can be maintained in the future or that the vendors will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from these vendors, management believes that it will be able to shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on the Company’s financial position or results of operations.

In the first quarter of fiscal 2009, the Company purchased approximately 53% of its merchandise through one buying agent (the “Agent”).  The Company and the Agent terminated their sourcing arrangement effective as of the end of December 2008.  As a result, the Company did not purchase any merchandise through the Agent in the first quarter of fiscal 2010.

NOTE 4 — PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following (in thousands):

	Estimated	May 30,	February 28,	May 31,
Description	Useful Life	2009	2009	2008

Land	—	$1,597	$1,597	$1,597
Corporate office, distribution center and related building improvements	25 years	12,005	12,020	12,015
Store leasehold improvements	Term of related lease,
	typically 10 years	94,994	95,251	98,952
Store furniture and fixtures	Three to 10 years	113,497	113,697	115,465
Point of sale hardware and software	Five years	15,162	15,173	10,924
Computer hardware and software	Three to five years	21,328	21,123	12,159
Corporate office and distribution center furniture, fixtures and equipment	Seven years	3,587	3,634	3,089
Construction in progress	—	1,940	1,432	12,301
		264,110	263,927	266,502
Less accumulated depreciation and amortization		149,351	143,580	131,277
Net property, equipment and improvements		$114,759	$120,347	$135,225

As of May 30, 2009 and February 28, 2009, construction in progress consisted primarily of store-related information technology system projects in progress.  As of May 31, 2008, construction in progress consisted primarily of capital expenditures related to new stores which opened in the second and third quarters of fiscal 2009.

The Company reviews long-lived assets with definite lives at least annually or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with SFAS No. 144.  The Company recorded no impairments of long-lived assets in the three month period ended May 30, 2009, however, the general economic uncertainty affecting the retail industry makes it reasonably possible that long-lived asset impairments may be identified and recorded in future periods.

NOTE 5 — LONG-TERM INVESTMENTS

As of May 30, 2009, the Company had approximately $16.4 million of long-term investments, which consisted solely of $19.5 million of auction rate securities (“ARS”) at cost, less a fair value adjustment of approximately $3.1 million.  The fair value of the ARS was determined utilizing a discounted cash flow method based on market rates and an estimated period of time the ARS are expected to be held.

Substantially all of the Company’s ARS are collateralized by student loans and a majority have AAA (S&P), Aaa (Moody’s), or Fitch (AAA) credit ratings as of May 30, 2009.  As of May 30, 2009, the repayment of approximately 80% of the student loans, which serve as collateral for the ARS held by the Company, was substantially backed by the United States Government.  Until February 2008, the ARS market was liquid and auctions for ARS held by the Company did not fail. However, beginning in February 2008, auctions for the ARS held by the Company began to fail and have continued to fail up to and as of the date of this report.

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

All of the ARS owned by the Company were purchased through UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”) and are held, for the benefit of the Company, by UBS.  In November 2008, the Company accepted a settlement offer from UBS to restore liquidity to its clients who hold ARS.  The settlement offer grants the Company certain ARS rights.  These ARS rights provide the Company the ability to redeem its ARS at par during a two-year time period beginning June 30, 2010.  During this time, the Company may choose to continue to hold some or all of its ARS and earn interest or sell some or all of them to UBS at par plus accrued interest.  The ARS rights are not transferable, tradable, or marginable and will not be listed or quoted on any securities or exchange or any electronic communications network.

Upon acceptance of the settlement offer, the Company classified the ARS as trading securities and elected, pursuant to SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to record the ARS rights at fair value on a recurring basis utilizing significant unobservable inputs in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).

The fair value of the ARS rights was estimated utilizing the Black-Scholes option pricing model and the forward contract method.  As of May 30, 2009, the fair value of the ARS rights was determined to be approximately $2.7 million.  The ARS rights are recorded as a non-current asset on the consolidated financial statements.

Prior to acceptance of the UBS settlement offer, the Company classified its ARS as available-for-sale securities.  As of May 31, 2008, the Company had approximately $18.5 million of long-term investments consisting solely of $19.5 million of ARS, less a valuation allowance of $1.0 million, which reflected management’s estimate of fair value given the current lack of liquidity of these investments while taking into account the current credit quality of the underlying securities.  Additionally, the Company had $5.0 million in ARS which were classified as short-term investments as of May 31, 2008 as they were called by the issuers and redeemed for par value in July 2008.

NOTE 6 — ACCRUED LIABILITIES

Other accrued liabilities consisted of the following (in thousands):

	May 30,	February 28,	May 31,
Description	2009	2009	2008

Gift card, certificate and store credit liabilities	$8,991	$11,434	$10,094
Accrued un-invoiced merchandise inventory receipts	3,781	3,008	7,541
Accrued income, sales and other taxes payable	2,357	1,877	4,440
Accrued workers compensation self-insurance liability	1,184	1,601	2,378
Accrued occupancy-related expenses	841	693	1,946
Other	3,208	3,490	3,787

	$20,362	$22,103	$30,186

NOTE 7 — CREDIT FACILITY

The Company maintains an Amended and Restated Revolving Credit Facility (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) which expires on June 30, 2011.  The Credit Facility provides the Company with revolving credit loans and letters of credit of up to $50 million, in the aggregate, subject to a borrowing base formula based on inventory levels.

Loans under the Credit Facility bear interest at the prime rate minus 0.25%.  As of May 30, 2009 the prime rate was 3.25%.  The Credit Facility also provides the Company with the ability to borrow under the Credit Facility at an interest rate tied to the London Interbank Market Offered Rate (“LIBOR”).  Advances under the LIBOR option would be tied to the one, three, or six month LIBOR rate based on the length of time the corresponding advance is outstanding.

Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion as defined in the agreement, and a collateral monitoring fee.  For the three months ended May 30, 2009, fees related to the Credit Facility totaled $12,933.  Borrowings under the Credit Facility are collateralized by the Company’s equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Credit Facility during the first three months of fiscal 2010.  Historically, the Credit Facility has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at May 30, 2009 was $20.6 million.  As of May 30, 2009, the Company had outstanding letters of credit in the amount of $0.2 million.  Accordingly, the availability of revolving credit loans under the Credit Facility was $20.4 million at May 30, 2009.

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of May 30, 2009, the most recent measurement date, the Company was in compliance with all of the restrictive covenants under the Credit Facility.

NOTE 8 — STOCK-BASED COMPENSATION

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

Total pre-tax compensation expense related to stock-based awards for the three months ended May 30, 2009 and May 31, 2008 was approximately $474,000 and $629,000, respectively.  Stock-based compensation expense was included in merchandise, buying and occupancy expenses for the Company’s buying and distribution employees and in selling, general and administrative expenses for all other employees.

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

The weighted average assumptions relating to the valuation of the Company’s stock option grants for the three month periods ended May 30, 2009 and May 31, 2008 were as follows:

	Three Months Ended
	May 30,	May 31,
	2009	2008
Expected dividend yield	5.5%	2.3%
Expected volatility	66.2%	48.3%
Risk-free interest rate	1.8%	2.6%
Expected term in years	5.0	4.7

Stock-Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the three months ended May 30, 2009:

					Weighted
		Weighted	Aggregate		Average
	Number	Average	Intrinsic	Weighted	Remaining
	of	Exercise	Value	Average	Contractual
	Shares	Price	(in thousands)	Fair Value	Life

Outstanding, beginning of period	1,587,345	$16.31	$3	$5.90
Vested	1,145,968	17.84	—	6.36
Unvested	441,377	12.32	3	4.70
Granted	312,500	4.18	313	1.58
Exercised	—	—	—	—
Canceled - Vested	(31,985)	21.30	—	8.50
Canceled - Unvested (Forfeited)	(27,267)	15.85	—	6.50
Outstanding, end of period	1,840,593	14.21	321	5.13	6.32
Vested	1,205,750	17.42	—	6.21	4.78
Unvested	634,843	8.12	321	3.09	9.23
Exercisable, end of period	1,205,750	17.42	—	6.21	4.78

The Company may also grant shares of restricted stock to its employees and non-employee directors.  Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment or service terminates prior to the lapse of the restrictions.  In addition, certain of the Company’s restricted stock awards have performance-based vesting provisions and are subject to forfeiture if these performance conditions are not achieved.

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

The following table presents a summary of the Company’s restricted stock activity for the three months ended May 30, 2009:

		Aggregate
	Number	Intrinsic	Weighted
	of	Value	Average
	Shares	(in thousands)	Fair Value

Unvested, beginning of period	282,418	$1,099	$10.54
Granted	553,750	2,868	4.18
Vested	(44,000)	228	10.79
Canceled - Unvested (Forfeited)	(111,600)	578	10.04
Unvested, end of period	680,568	3,525	5.43

NOTE 9 — INCOME TAXES

As of May 30, 2009, the Company’s liability for unrecognized tax benefits associated with uncertain tax positions was approximately $3.5 million and the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2.1 million.  The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense.  At May 30, 2009, the Company had accrued approximately $0.8 million for the potential payment of interest and penalties.

The Company and its subsidiaries are subject to U.S. federal income tax and the income tax of various state and local jurisdictions.  The Internal Revenue Service has completed its audit for tax years through fiscal 2006.  The Company is not subject to state income tax examination by taxing authorities for taxable years prior to fiscal 2004.  At May 30, 2009, the Company has ongoing audits in various jurisdictions in which it expects settlements by the end of fiscal 2010, but it does not expect its liability for unrecognized tax benefits to significantly increase or decrease in the next nine months.

As of May 30, 2009, the Company has net deferred tax assets of $9.3 million.  Deferred income tax assets represent potential future income tax benefits.  Realization of these assets is ultimately dependent upon future taxable income.  No valuation allowance has been provided for deferred tax assets because management believes realization of the full amount of net deferred tax assets is more likely than not.  While the Company has a history of profits, its profitability has declined over the last three years and the Company recorded a net loss in fiscal 2009.  Therefore, earnings results in fiscal 2010 will be a significant factor in determining the Company’s ability to continue to carry these deferred tax assets.  The Company’s accounting for deferred taxes represents its best estimate of future events.  If future results from the Company’s operations are less than projected, a valuation allowance may be required to reduce deferred tax assets, which could have a material impact on the Company’s results of operations in the period in which it is recorded.  Significant negative events, including losses in future periods, would make it reasonably possible that valuation allowances against deferred tax assets would be required in future periods.

As of May 30, 2009, the Company has state net operating loss carry forwards which will result in state tax benefits of approximately $0.5 million.  These state net loss carry forwards will expire in fiscal 2014 and beyond.  Additionally, the Company has charitable contribution carry forwards that will expire in fiscal 2014.

NOTE 10 — EARNINGS PER SHARE

On March 1, 2009, the Company adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP No. EITF 03-6-1”), which clarified that unvested share-based payment awards that contain nonforfeitable rights to receive dividends or divided equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).  Participating securities under this statement include the Company’s unvested employee restricted stock awards with time-based vesting, which receive nonforfeitable dividend payments.  The calculation of EPS for common stock shown below excludes the income attributable to these unvested employee restricted stock awards from the numerator and excludes the dilutive impact of these shares from the denominator.  All prior period EPS data presented has been adjusted retrospectively.

	Three Months Ended
	May 30,	May 31,
	2009	2008
Numerator (in thousands):
Net income attributable to Christopher & Banks Corporation	$1,685	$11,273
Income allocated to participating securities	(9)	(43)
Net income available to common shareholders	$1,676	$11,230

Denominator (in thousands):
Weighted average common shares outstanding - basic	35,132	35,071
Dilutive shares	5	67
Weighted average common and common equivalent shares outstanding - diluted	35,137	35,138

Net income per common share:
Basic	$0.05	$0.32
Diluted	$0.05	$0.32

There was no material impact on the previously reported fiscal 2009 EPS due to the adoption of FSP No. EITF 03-6-1.

Stock options of 2,161,543 and 1,898,852 were excluded from the shares used in the computation of diluted earnings per share for the three month periods ended May 30, 2009 and May 31, 2008, respectively, as they were anti-dilutive.

NOTE 11 — FAIR VALUE MEASUREMENTS

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For the three month periods ended May 30, 2009 and May 31, 2008, fair value under SFAS No. 157 applied to the Company’s ARS and ARS rights.  These financial assets are carried at fair value following the requirements of SFAS No. 157.

As discussed in Note 5, auctions for ARS held by the Company failed beginning in February 2008, and have continued to fail through the date of this report.  As a result, investments in ARS are valued to reflect the current lack of liquidity of these investments while taking into account the credit quality of the underlying securities.  As also discussed in Note 5, on November 7, 2008, the Company accepted UBS’s ARS settlement offer.  This resulted in the Company receiving ARS rights, which the Company has elected to account for at fair value.

The following tables provide information by level for assets and liabilities that are measured at fair value, as defined by SFAS No. 157, on a recurring basis (in thousands).

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	May 30, 2009	Level 1	Level 2	Level 3

Assets:
ARS	$16,400	$—	$—	$16,400
ARS rights	$2,700	$—	$—	$2,700

Liabilities:	$—	$—	$—	$—

There was no change in the fair value of the Company’s ARS or ARS rights based on significant unobservable inputs (Level 3) in the first quarter of fiscal 2010.

Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	May 31, 2008	Level 1	Level 2	Level 3
Assets:
ARS	$23,536	$—	$—	$23,536
ARS rights	$—	$—	$—	$—

Liabilities:	$—	$—	$—	$—

There was no change in the fair value of the Company’s ARS based on significant unobservable inputs (Level 3) in the first quarter of fiscal 2009.

NOTE 12 — COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

	Three Months Ended
	May 30,	May 31,
	2009	2008

Net income	$1,685	$11,273
Unrealized losses on investments reclassified to earnings	—	186

Total comprehensive income	$1,685	$11,459

NOTE 13 — COMMITMENTS AND CONTINGENCIES

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

In the table below, the “Christopher & Banks/C.J. Banks” reportable segment includes activity generated by the Company’s Christopher & Banks and C.J. Banks operations.  The “Corporate/Administrative” column, which primarily represents operating activity at the Company’s corporate office and distribution center, is presented to allow for reconciliation of segment-level net sales, operating income (loss) and total assets to the Company’s consolidated net sales, operating income (loss) and total assets.  Segment operating income (loss) includes only net sales, merchandise gross margin and direct store expenses with no allocation of corporate overhead.

Segment Reporting:

	Christopher & Banks/	Corporate/
	C.J. Banks	Administrative	Consolidated
Three Months Ended May 30, 2009:
Net sales	$120,367	$—	$120,367
Operating income (loss)	$16,009	$(13,555)	$2,454
Total assets	$163,054	$124,903	$287,957

Three Months Ended May 31, 2008:
Net sales	$155,395	$—	$155,395
Operating income (loss)	$35,622	$(16,934)	$18,688
Total assets	$180,700	$134,465	$318,017

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Form 10-Q and the consolidated financial statements, notes and MD&A contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

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

As of May 30, 2009, the Company operated 816 stores in 46 states, including 546 Christopher & Banks stores and 270 C.J. Banks stores.  The Company’s Christopher & Banks brand offers distinctive fashions featuring exclusively designed, coordinated assortments of women’s apparel in sizes four to 16. The Company’s C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 24W.  The Company also operates e-commerce web sites for its two brands at www.christopherandbanks.com and www.cjbanks.com.

The Company strives to provide its customers quality apparel at a great value with a perfect fit.  The Company’s overall strategy for its two brands, Christopher & Banks and C.J. Banks, is to consistently offer a fashionable apparel assortment through its stores and e-commerce web sites in order to satisfy its target customers’ expectations for style, quality, value and fit, while providing exceptional, personalized customer service.

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

Fiscal 2010 First Quarter Summary

The Company’s results of operations for the first quarter of fiscal 2010 continued to be impacted by the challenging macro-economic environment.  Continued instability in the housing and financial markets, combined with general economic uncertainty, have impacted consumer spending patterns, particularly for discretionary retail purchases.  Same-store sales declined 24% during the quarter.  Approximately two-thirds of the decline was related to a decrease in the number of transactions per average store, while roughly one-third of the decline was a result of a decrease in the average transaction value.

Despite the pressure on sales, the Company generated positive cash flow, reduced inventory levels, and made significant reductions in selling, general and administrative (“SG&A”) expenses.  The Company increased its combined cash and long-term investment balance from $95.2 million at February 28, 2009 to $104.7 million as of May 30, 2009.  Total inventory decreased from $42.1 million at the end of last year’s first quarter to $32.6 million at the end of the first quarter of fiscal 2010, which represents a 22% year-over-year reduction in inventory on a per-store basis, which excludes e-commerce inventory.  The reduction in inventory levels resulted in a sequential improvement in merchandise margins throughout the quarter.  SG&A expenses decreased from $43.6 million during the first quarter of fiscal 2009, to $36.1 million during the first quarter of fiscal 2010.  As a result, the Company achieved approximately $7.5 million in SG&A savings in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.

The Company recorded net income from continuing operations of $1.7 million, or $0.05 per diluted share, in the first quarter of fiscal 2010, as compared to net income from continuing operations of $11.7 million, or $0.33 per diluted share, for the first quarter of fiscal 2009.   In the first quarter, the Company opened two new C.J. Banks stores, closed one Christopher & Banks store and converted one Christopher & Banks store to a C.J. Banks store.

Fiscal 2010 Outlook

Given the uncertain economic environment, the Company is approaching the balance of fiscal 2010 with a continued focus on operating effectiveness, expense controls, disciplined inventory management and conservative capital spending.  The Company anticipates inventory per-store will continue to decline to levels modestly below fiscal 2009 for the remainder of the fiscal year.  Going forward, the Company plans to proceed cautiously with new store growth.  The Company currently plans to open two additional new stores in fiscal 2010 including one dual store concept.

Key Business Initiatives

The Company will continue to execute its cost-savings initiative in fiscal 2010.  SG&A savings, primarily store-related expenses, marketing expenditures and travel costs, of approximately $7.5 million were realized in the first quarter of fiscal 2010.  The Company expects to save an additional $7.5 million of SG&A expenses in the aggregate in the second, third and fourth quarters of fiscal 2010.  It is anticipated that this will result in at least $15.0 million of total SG&A savings for the year.  The Company will also continue to focus on reducing occupancy costs through aggressive lease renegotiations and diligently exercising rent reductions related to sales volume and co-tenancy lease violations.  Total fiscal 2010 capital expenditures are planned to range from $8 million to $9 million, down approximately 50% from the $18.4 million of capital expenditures in fiscal 2009.

The Company will also continue to employ strict inventory controls in fiscal 2010, targeting continued inventory reductions in the first half of the year.  During the year, the Company will continue to enhance inventory productivity through SKU rationalization and improved store assorting based on sales volume, climate, size and fashion preferences.

The Company will continue to strengthen its Customer Relationship Management (“CRM”) programs throughout fiscal 2010.  The Company plans to migrate to a new CRM application in the second half of fiscal 2010 which will provide more robust data collection and analysis capabilities.  In addition, the Company will continue to accumulate and incorporate customer data into its existing and new CRM program to drive additional customer traffic to its stores and web sites, encourage cross shopping between its stores and online sites and increase overall brand awareness.  CRM efforts will focus primarily on email communication, which the Company believes is the most cost-effective and efficient method of communicating with customers.  In addition, the Company is tailoring its email messages to segmented groups of customers in an effort to provide more relevant and compelling offers and to drive stronger response rates from its messages.

The Company is increasing its focus on the smaller markets that have traditionally been the foundation of the Company’s success.  Approximately 50% of the Company’s stores are located in small, rural and captive markets.  While same-store sales have declined in these markets, the declines have been slightly less than in the remainder of the Company’s stores.  In addition to adjusting the merchandise mix in these areas, the Company plans to further develop its grass roots marketing efforts to increase communication and connections with customers in these markets.  Stores located in the smaller, rural markets generally have higher productivity and lower occupancy costs, resulting in higher operating margins.

The Company will continue to place additional focus on growth opportunities with its plus size brand, C.J. Banks.  The Company plans to open its first dual store concept during the second quarter.  This will give it the opportunity to offer both of its brands, Christopher & Banks and C.J. Banks, and all three size ranges, missy, petite and plus, within one store, resulting in greater productivity and operating efficiencies.  In addition, in the fall of 2009, the Company intends to introduce edited assortments of its C.J. Banks plus size merchandise in a select test group of approximately 30 Christopher & Banks stores to further capitalize on increasing its plus size market share.

The Company plans to continue to grow its Christopher & Banks and C.J. Banks e-commerce businesses.  The Company plans to enhance web site visual presentation and to expand merchandise offerings to include exclusive online-only merchandise categories, styles, sizes and lengths.  In an effort to drive additional traffic to its web sites, the Company intends to continue to increase its online marketing efforts and leverage its online associate ordering system, which allows the Company’s store associates the opportunity to service customers through direct access to the Company’s e-commerce sites.

While the Company’s management believes the retail and macro-economic environments will remain challenging throughout the remainder of fiscal 2010, it also believes that it is taking actions to position the Company for stronger operating performance when economic conditions become more favorable.

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

Stores where square footage has been changed by more than 25 percent within the past 13 months are excluded from the same-store sales calculation.  Stores closed during the year are included in the same-store sales calculation only for the full months of the year the stores were open.  In addition, sales which are initiated in stores but fulfilled through the company’s ecommerce website are included in the calculation of same-store sales.

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

Merchandise, buying and occupancy costs, exclusive of depreciation and amortization

The merchandise margin component of merchandise, buying and occupancy costs, which includes the cost of merchandise, markdowns and shrink expense, exclusive of depreciation and amortization, measures whether the Company is appropriately optimizing the price of its merchandise.  Buying and occupancy costs include freight into and out of the Company’s distribution center, buyer and distribution center salaries, buyer travel, rent and other occupancy-related costs, various merchandise design and development costs, miscellaneous merchandise expenses and other costs related to the Company’s distribution network.

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

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in Note 1 of the notes to consolidated financial statements contained within the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.  There have been no material changes in the Company’s critical accounting policies or estimates in the three months ended May 30, 2009.  Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

The Company reviews long-lived assets with definite lives at least annually, or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with SFAS No. 144.  While the Company recorded no impairments of long-lived assets employed in continuing operations in the three month period ended May 30, 2009, the current challenging economic environment, combined with the continued instability in the housing, credit, stock and financial markets, and increasing general economic uncertainty affecting the retail industry, make it reasonably possible that long-lived asset impairments could be identified and recorded in future periods.

As of May 30, 2009, the Company has net deferred tax assets of $9.3 million.  Deferred income tax assets represent potential future income tax benefits.  Realization of these assets is ultimately dependent upon future taxable income.  No valuation allowance has been provided for deferred tax assets because management believes realization of the full amount of net deferred tax assets is more likely than not.  While the Company has a history of profits, its profitability has declined over the last three years and the Company recorded a net loss in fiscal 2009.  Therefore, earnings results in fiscal 2010 will be a significant factor in determining the Company’s ability to continue to carry these deferred tax assets.  The Company’s accounting for deferred taxes represents its best estimate of future events.  If future results from the Company’s operations are less than projected, a valuation allowance may be required to reduce deferred tax assets, which could have a material impact on the Company’s results of operations in the period in which it is recorded.  Significant negative events, including losses in future periods, would make it reasonably possible that valuation allowances against deferred tax assets would be required in future periods.

Results of Operations

The following table sets forth consolidated operating statement data expressed as a percentage of net sales for the periods indicated.

	Three Months Ended
	May 30,	May 31,
	2009	2008
Net sales	100.0%	100.0%
Merchandise, buying and occupancy costs	62.7	55.8
Selling, general and administrative expenses	30.0	28.0
Depreciation and amortization	5.2	4.1
Operating income	2.1	12.1
Interest income	—	0.5
Income tax provision	0.7	5.0
Income from continuing operations	1.4	7.6
Loss on discontinued operations, net of tax	—	(0.3)
Net income	1.4%	7.3%

Three Months Ended May 30, 2009 Compared to Three Months Ended May 31, 2008

Net Sales from Continuing Operations.  Net sales from continuing operations for the three months ended May 30, 2009 were $120.4 million, a decrease of $35.0 million, or approximately 23%, from $155.4 million for the three months ended May 31, 2008.  The decrease in net sales from continuing operations was a result of a decline in same-store sales, partially offset by an increase in sales at the company’s two e-commerce websites.  The Company operated 816 stores at May 30, 2009 compared to 814 stores, excluding Acorn stores, as of May 31, 2008.

The Company’s same-store sales from continuing operations for the first quarter of fiscal 2010 declined 24% when compared to the corresponding period in fiscal 2009.  Approximately two-thirds of the decline was related to a decrease in the number of transactions per average store, while roughly one-third of the decline was a result of a decrease in the average transaction value.  In addition, units sold per transaction decreased by approximately 6% during the first quarter of fiscal 2010 compared to the prior year period.

Merchandise, Buying and Occupancy Costs, exclusive of depreciation and amortization.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $75.5 million, or 62.7% of net sales, during the first quarter of fiscal 2010, compared to $86.7 million, or 55.8% of net sales, during the same period in fiscal 2009, resulting in approximately 690 basis points of deleverage compared to the prior year period.

The decline in gross profit margin in the first quarter of fiscal 2010, compared to the first quarter of fiscal 2009, was essentially equally attributable to erosion of merchandise margins, due to elevated markdown levels and promotional activity, and deleveraging of buying and occupancy expenses associated with the 24% decline in same-store sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended May 30, 2009 were $36.1 million, or 30% of net sales, compared to $43.6 million, or 28.0% of net sales, for the three months ended May 31, 2008.  This resulted in approximately 200 basis points of deleverage due to the 24% decrease in same-store sales.

SG&A expenses were reduced by approximately $7.5 million in the first quarter of fiscal 2010 as a result of the Company’s cost reduction initiative.  Significant savings were realized in store-related operating expenses, marketing expenditures and travel costs.

Depreciation and Amortization.  Depreciation and amortization was $6.3 million, or 5.2% of net sales, in the first quarter of fiscal 2010, compared to $6.4 million, or 4.1% of net sales, in the first quarter of fiscal 2009.

Operating Income.  Based on the foregoing, the Company recorded operating income of $2.5 million, or 2.1% of net sales for the quarter ended May 30, 2009, compared to operating income of $18.7 million, or 12.1% of net sales for the quarter ended May 31, 2008.

Interest Income.  For the three months ended May 30, 2009, interest income was $115,000, compared to $827,000 for the three months ended May 31, 2008.  The decrease resulted from lower interest rates on cash, cash-equivalents and investments in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.

Income Taxes.  Income tax expense in the first quarter of fiscal 2010 was $0.9 million, with an effective tax rate of 34.4%, compared to income tax expense of $7.8 million, with an effective tax rate of 39.8%, in the first quarter of fiscal 2009.  The decrease in effective tax rate primarily resulted from the impact of permanent timing differences and state income taxes.

Income taxes for fiscal 2009 have been allocated to continuing and discontinued operations based on the methodology required by Financial Accounting Interpretation No. 18 (“FIN 18”), whereby income taxes are computed with and without the impact of results from discontinued operations and the difference in taxes between these computations is allocated to discontinued operations.

Income from Continuing Operations.  As a result of the foregoing factors, the Company reported net income from continuing operations of $1.7 million, or 1.4% of net sales, for the three months ended May 30, 2009, compared to income from continuing operations of $11.7 million, or 7.6% of net sales, for the three months ended May 31, 2008.

Loss on Discontinued Operations, Net of Tax.  The Company reported a pre-tax loss on discontinued operations of $0.8 million for the three months ended May 31, 2008 related to store-level operating losses at the Company’s Acorn stores.  Net of tax, the loss on discontinued operations was $0.5 million.  There were no expenses related to discontinued operations recorded in the first quarter of fiscal 2010.

Net Income.  As a result of the foregoing factors, the Company recorded net income of $1.7 million, or 1.4% of net sales and $0.05 per diluted share, for the three months ended May 30, 2009, compared to net income of $11.3 million, or 7.3% of net sales and $0.32 per diluted share, for the three months ended May 31, 2008.

Liquidity and Capital Resources

The Company’s principal on-going cash requirements are to fund working capital needs such as purchasing merchandise inventory, to finance the construction of new stores, the remodeling of certain existing stores and to make information technology-related and other capital expenditures.  Merchandise purchases vary on a seasonal basis, peaking in the fall.  As a result, the Company’s cash requirements historically reach their peak in October or November, during the Company’s third fiscal quarter.  Conversely, cash balances peak in the fourth fiscal quarter in January, after the holiday season is completed.

Net cash provided by operating activities

Net cash provided by operating activities totaled $13.5 million in the first three months of fiscal 2010, a decrease of $6.4 million from $19.9 million for the first three months of fiscal 2009.

Significant fluctuations in the Company’s working capital accounts included a $6.3 million decrease in inventory, a $3.8 million increase in accounts payable and a $3.8 million decrease in accrued liabilities.  The Company’s inventory levels were down approximately 22% on a per-store basis at May 30, 2009, compared to May 31, 2008.  The Company anticipates inventory levels will continue to decline on a percentage basis by mid-to-high teens through the second quarter of fiscal 2010.  The decrease in accrued liabilities primarily resulted from a $2.0 million decrease in accrued payroll and severance charges and a decline in the amount of outstanding gift cards at May 30, 2009 compared to May 31, 2008.

The remainder of the change in cash provided by operating activities was substantially the result of net income earned during the first three months of fiscal 2010, after adjusting for non-cash charges, including depreciation expense,  deferred income taxes, stock-based compensation expense, loss on the disposal of furniture, fixtures and equipment and various other changes in the Company’s other operating assets and liabilities.

Net cash used in investing activities

Net cash used in investing activities in the first three months of fiscal 2010 consisted solely of $1.8 million of capital expenditures.  The Company opened two new stores during the quarter.  The Company also made other investments at its stores, corporate office and distribution center facility during the three months ended May 30, 2009.

The Company expects to fund approximately $6 million to $7 million of additional capital expenditures in the last three quarters of fiscal 2010.  The Company plans to open two additional stores in the second quarter including the Company’s first dual store, which will incorporate both the Company’s Christopher & Banks and C.J. Banks brands in one store.  The Company also currently plans to open one additional Christopher & Banks store in the third quarter.  In addition, the Company plans to continue to make improvements at its distribution center facility.  The Company anticipates its cash and cash equivalents, combined with cash flows from operations, will be sufficient to meet its capital expenditure, working capital and other requirements for liquidity for the remainder of fiscal 2010.

Net cash used in financing activities

Net cash of $2.1 million was used in financing activities for the payment of a quarterly cash dividend in the first three months of fiscal 2010.

Credit facility

The Company maintains an Amended and Restated Revolving Credit Facility (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) which expires on June 30, 2011.  The Credit Facility provides the Company with revolving credit loans and letters of credit of up to $50 million, in the aggregate, subject to a borrowing base formula based on inventory levels.

Loans under the Credit Facility bear interest at the prime rate minus 0.25%.  As of May 30, 2009 the prime rate was 3.25%.  The Credit Facility also provides the Company with the ability to borrow under the Credit Facility at an interest rate tied to the London Interbank Market Offered Rate (“LIBOR”).  Advances under the LIBOR option would be tied to the one, three, or six month LIBOR rate based on the length of time the corresponding advance is outstanding.

Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion as defined in the agreement, and a collateral monitoring fee.  For the three months ended May 30, 2009, fees related to the Credit Facility totaled $12,933.  Borrowings under the Credit Facility are collateralized by the Company’s equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Credit Facility during the first three months of fiscal 2010.  Historically, the Credit Facility has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at May 30, 2009 was $20.6 million.  As of May 30, 2009, the Company had outstanding letters of credit in the amount of $0.2 million.  Accordingly, the availability of revolving credit loans under the Credit Facility was $20.4 million at May 30, 2009.

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of May 30, 2009, the most recent measurement date, the Company was in compliance with all of the restrictive covenants under the Credit Facility.

Auction Rate Securities

As of May 30, 2009, the Company had approximately $16.4 million of long-term investments, which consisted solely of $19.5 million of auction rate securities (“ARS”) at cost, less a fair value adjustment of approximately $3.1 million.  The fair value of the ARS was determined utilizing a discounted cash flow method based on market rates and an estimated period of time the ARS are expected to be held.

Substantially all of the Company’s ARS are collateralized by student loans and a majority have AAA (S&P), Aaa (Moody’s), or Fitch (AAA) credit ratings as of May 30, 2009.  As of May 30, 2009, the repayment of approximately 80% of the student loans, which serve as collateral for the ARS held by the Company, was substantially backed by the United States Government.  Until February 2008, the ARS market was liquid and auctions for ARS held by the Company did not fail. However, beginning in February 2008, auctions for the ARS held by the Company began to fail and have continued to fail up to and as of the date of this report.

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

All of the ARS owned by the Company were purchased through UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”) and are held, for the benefit of the Company, by UBS.  In November 2008, the Company accepted a settlement offer from UBS to restore liquidity to its clients who hold ARS.  The settlement offer grants the Company certain ARS rights.  These ARS rights provide the Company the ability to redeem its ARS at par during a two-year time period beginning June 30, 2010.  During this time, the Company may choose to continue to hold some or all of its ARS and earn interest or sell some or all of them to UBS at par plus accrued interest.  The ARS rights are not transferable, tradable, or marginable and will not be listed or quoted on any securities or exchange or any electronic communications network.

Upon acceptance of the settlement offer, the Company classified the ARS as trading securities and elected, pursuant to SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to record the ARS rights at fair value on a recurring basis utilizing significant unobservable inputs in accordance with SFAS No. 157, “Fair Value Measurements.”

The fair value of the ARS rights was estimated utilizing the Black-Scholes option pricing model and the forward contract method.  As of May 30, 2009, the fair value of the ARS rights was determined to be approximately $2.7 million.  The ARS rights are recorded as a non-current asset on the consolidated financial statements.

Prior to acceptance of the UBS settlement offer, the Company classified its ARS as available-for-sale securities.  As of May 31, 2008, the Company had approximately $18.5 million of long-term investments consisting solely of $19.5 million of ARS, less a valuation allowance of $1.0 million, which reflected management’s estimate of fair value given the current lack of liquidity of these investments while taking into account the current credit quality of the underlying securities.  Additionally, the Company had $5.0 million in ARS which were classified as short-term investments as of May 31, 2008 as they were called by the issuers and redeemed for par value in July 2008.

Merchandise Sourcing

In fiscal 2009, The Company underwent a significant shift in its sourcing structure by aligning itself with new key suppliers with expertise along all of the Company’s merchandise categories.  As a result of partnering with these new vendors, the Company was able to diversify country of production, improve payment terms, increase flexibility and reduce risk.  Prior to fiscal 2009, the Company directly imported the majority of its goods as the declared importer of record.  The Company directly imported approximately 5% of its total merchandise purchases in the three month period ended May 30, 2009, down from 84% for the quarter ended May 31, 2008.  Substantially all of its remaining merchandise purchases were made from U.S.-based companies who import the goods from overseas.  This reliance on sourcing from foreign countries may cause the Company to be exposed to certain risks as indicated below and as discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.

Import restrictions, including tariffs and quotas, and changes in such restrictions, could affect the import of apparel and might result in increased costs, delays in merchandise receipts or reduced supplies of apparel available to the Company, and could have an adverse effect on the Company’s financial condition, results of operations and liquidity.  The Company’s merchandise flow could also be adversely affected by political instability in any of the countries where its merchandise is manufactured or by changes in the United States’ governmental policies toward such foreign countries.  In addition, merchandise receipts could be delayed due to interruptions in air, ocean and ground shipments.

The Company does not have long-term purchase commitments or arrangements with any of its suppliers or agents.  During the quarter ended May 30, 2009, one of the Company’s vendors supplied approximately 25% of the Company’s merchandise purchases and a second vendor supplied approximately 14% of the Company’s merchandise purchases.  The Company did not purchase significant amounts of goods from these two vendors during the three months ended May 31, 2008.  In addition, the Company purchased approximately 5% and 11% of its merchandise from another supplier during the three months ended May 30, 2009 and May 31, 2008, respectively.

Although the Company has strong partnerships with these vendors, there can be no assurance that these relationships can be maintained in the future or that the vendors will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from these vendors, management believes that it will be able to shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on the Company’s financial position or results of operations.

In the first quarter of fiscal 2009, the Company purchased approximately 53% of its merchandise through one buying agent (the “Agent”).  The Company and the Agent terminated their sourcing arrangement effective as of the end of December 2008.  As a result, the Company did not purchase any merchandise through the Agent in the first quarter of fiscal 2010.

Quarterly Results and Seasonality

The Company’s quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, timing of promotional events and new store openings, adverse weather conditions, shifts in the timing of certain holidays and customer response to the Company’s seasonal merchandise mix.

Inflation

As the operations of the Company are influenced by general economic conditions, the Company’s management believes that rising prices, resulting particularly from higher gasoline and food costs, had a negative effect on the Company’s results of operations during first and second quarters of fiscal 2009.  Management does not believe that inflation had a material effect on the Company’s results of operations in the third and fourth quarters of fiscal 2009 or the first quarter of fiscal 2010.

Forward-Looking Statements

The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance.  These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, which could cause actual results to differ materially from historical results or those anticipated.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made.  In addition, the Company wishes to advise readers that the factors listed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed about such future performance or results.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates.  The Company’s results of operations could be negatively impacted by decreases in interest rates on its investments, including its investments in ARS.  Please see Note 5 to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation for further information regarding the Company’s investments in ARS.

The Company is potentially exposed to market risk from changes in interest rates relating to its Credit Facility with Wells Fargo Bank.  Loans under the Credit Facility bear interest at Wells Fargo’s prime rate, 3.25% as of May 30, 2009, less 0.25%, or the one, three, or six month LIBOR rate, based on the length of time the advance is outstanding.  However, the Company had no revolving credit loan borrowings under the Credit Facility during the first three months of fiscal 2010 or fiscal 2009.  Given its existing liquidity position, the Company does not expect to utilize the Credit Facility in the reasonably foreseeable future other than to use letters of credit to support the import of merchandise.

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

ITEM 4.

CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, the Company’s management has evaluated the effectiveness and design of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)  Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended May 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.

RISK FACTORS

The factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 28, 2009 should be carefully considered as they could materially affect the Company’s business, financial condition or future results.

ITEM 2.

UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON

SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO

A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

10.1

Offer Letter by and between Christopher & Banks Corporation and Rodney Carter accepted on June 1, 2009 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 5, 2009)

10.2	Agreement by and between Christopher & Banks Corporation and Rodney Carter effective June 4, 2009 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 5, 2009)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated: July 9, 2009	By	/S/ LORNA E. NAGLER

Lorna E. Nagler
President and Chief Executive Officer
(Principal Executive Officer)

Dated: July 9, 2009	By	/S/ RODNEY CARTER

Rodney Carter
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

INDEX TO EXHIBITS

Exhibit No.	Description

10.1

Offer Letter by and between Christopher & Banks Corporation and Rodney Carter accepted on June 1, 2009 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 5, 2009)

10.2	Agreement by and between Christopher & Banks Corporation and Rodney Carter effective June 4, 2009 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 5, 2009)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed with this report.