Form 10-Q
period 2009-08-29
CHRISTOPHER & BANKS CORP
filed 2009-10-08
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2009

or

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

As of September 25, 2009, 35,997,260 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands)

(Unaudited)

	August 29,	February 28,	August 30,
	2009	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$83,384	$78,814	$84,037
Short-term investments	16,400	—	—
Accounts receivable	3,728	3,921	4,311
Merchandise inventories	38,285	38,828	51,532
Prepaid expenses	2,768	1,938	12,176
Income taxes receivable	7,750	18,747	1,117
Current deferred tax asset	3,779	3,795	5,104
Other current assets	2,650	—	—
Total current assets	158,744	146,043	158,277

Property, equipment and improvements, net	109,751	120,347	131,772
Long-term investments	—	16,400	18,536
Deferred tax asset	6,597	4,328	6,338
Other assets	326	3,024	342
Total assets	$275,418	$290,142	$315,265

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,121	$19,806	$11,290
Accrued salaries, wages and related expenses	8,860	9,588	9,192
Other accrued liabilities	18,290	22,103	27,357
Other current liabilities	487	487	—
Total current liabilities	43,758	51,984	47,839

Non-current liabilities:
Deferred lease incentives	21,443	23,506	24,191
Deferred rent obligations	9,869	10,318	10,880
Other	3,969	4,110	4,450
Total non-current liabilities	35,281	37,934	39,521

Commitments	—	—	—
Stockholders’ equity:
Preferred stock – $0.01 par value, 1,000 shares authorized, none outstanding	—	—	—
Common stock – $0.01 par value, 74,000 shares authorized, 45,788, 45,258 and 45,324 shares issued and 35,997, 35,467 and 35,520 shares outstanding at August 29, 2009, February 28, 2009 and August 30, 2008, respectively	458	453	453
Additional paid-in capital	112,606	111,763	111,511
Retained earnings	196,027	200,720	229,814
Common stock held in treasury, 9,791 shares at cost at August 29, 2009 and February 28, 2009, and 9,804 shares at cost at August 30, 2008	(112,712)	(112,712)	(112,859)
Accumulated other comprehensive income (loss)	—	—	(1,014)
Total stockholders’ equity	196,379	200,224	227,905
Total liabilities and stockholders’ equity	$275,418	$290,142	$315,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	August 29,	August 30,
	2009	2008

Net sales	$101,182	$128,451

Costs and expenses:
Merchandise, buying and occupancy	66,152	78,714
Selling, general and administrative	32,220	40,241
Depreciation and amortization	6,286	6,697
Total costs and expenses	104,658	125,652

Operating income (loss)	(3,476)	2,799

Other income	228	586

Income (loss) from continuing operations before income taxes	(3,248)	3,385

Income tax provision (benefit)	(1,116)	1,347

Income (loss) from continuing operations	(2,132)	2,038

Loss from discontinued operations, net of income tax	—	(1,202)

Net income (loss)	$(2,132)	$836

Basic earnings (loss) per share:
Continuing operations	$(0.06)	$0.06
Discontinued operations	—	(0.03)

Earnings (loss) per basic share	$(0.06)	$0.02

Basic shares outstanding	35,176	35,099

Diluted earnings (loss) per share:
Continuing operations	$(0.06)	$0.06
Discontinued operations	—	(0.03)

Earnings (loss) per diluted share	$(0.06)	$0.02

Diluted shares outstanding	35,176	35,122

Dividends per share	$0.06	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Six Months Ended
	August 29,	August 30,
	2009	2008

Net sales	$221,549	$283,846

Costs and expenses:
Merchandise, buying and occupancy	141,609	165,449
Selling, general and administrative	68,364	83,806
Depreciation and amortization	12,597	13,104
Total costs and expenses	222,570	262,359

Operating income (loss)	(1,021)	21,487

Other income	343	1,413

Income (loss) from continuing operations before income taxes	(678)	22,900

Income tax provision (benefit)	(232)	9,114

Income (loss) from continuing operations	(446)	13,786

Loss from discontinued operations, net of income tax	—	(1,678)

Net income (loss)	$(446)	$12,108

Basic earnings (loss) per share:
Continuing operations	$(0.01)	$0.39
Discontinued operations	—	(0.05)

Earnings (loss) per basic share	$(0.01)	$0.34

Basic shares outstanding	35,134	35,086

Diluted earnings (loss) per share:
Continuing operations	$(0.01)	$0.39
Discontinued operations	—	(0.05)

Earnings (loss) per diluted share	$(0.01)	$0.34

Diluted shares outstanding	35,134	35,112

Dividends per share	$0.12	$0.12

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	August 29,	August 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(446)	$12,108
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,597	13,205
Impairment of store assets	—	1,221
Deferred income taxes	(2,246)	(1,207)
Stock-based compensation expense	848	1,154
Loss on disposal of furniture, fixtures and equipment	130	348
Gain on investments	(150)	—
Changes in operating assets and liabilities:
Sales of trading securities	200	—
Decrease in accounts receivable	193	912
(Increase) decrease in merchandise inventory	543	(7,691)
Increase in prepaid expenses and other current assets	(972)	(579)
Decrease in prepaid income taxes	10,997	3,914
Decrease in other assets	133	6
Decrease in accounts payable	(2,405)	(4,091)
Decrease in accrued liabilities	(4,541)	(885)
Decrease in deferred lease incentives	(2,063)	(663)
Decrease in deferred rent obligations	(449)	(840)
Increase (decrease) in other liabilities	(141)	728
Net cash provided by operating activities	12,228	17,640

Cash flows from investing activities:
Purchases of property, equipment and improvements	(3,411)	(12,873)
Sales of investments	—	5,000
Net cash used in investing activities	(3,411)	(7,873)

Cash flows from financing activities:
Dividends paid	(4,247)	(4,222)
Net cash used in financing activities	(4,247)	(4,222)

Net increase in cash and cash equivalents	4,570	5,545

Cash and cash equivalents at beginning of period	78,814	78,492

Cash and cash equivalents at end of period	$83,384	$84,037

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

The results of operations for the interim periods reflected in this report are not necessarily indicative of results to be expected for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal adjustments except as otherwise stated in these notes, necessary to present fairly the Company’s financial position as of August 29, 2009 and August 30, 2008, and its results of operations and cash flows for the three and six month periods ended August 29, 2009 and August 30, 2008.  The Company has evaluated subsequent events through October 8, 2009, the date of issuance of the Company’s unaudited condensed consolidated financial statements and determined that no such events occurred requiring disclosure in its unaudited condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-2 delays the effective date of the application of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis. The Company adopted FSP 157-2 effective March 1, 2009. See Note 12, Fair Value Measurements, for additional disclosures required under FSP 157-2 for non-financial assets and liabilities recognized or disclosed at fair value in the Company’s consolidated financial statements.  Other than such disclosures, the adoption of FSP 157-2 did not have a material impact on the Company’s consolidated financial statements as reported herein.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP-EITF No. 03-6-1”).  Under FSP-EITF 03-6-1, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are considered participating securities and should be included in the two-class method of computing earnings per share.  FSP-EITF 03-6-1 was adopted by the Company effective March 1, 2009 and impacted the Company’s calculation of earnings per share beginning in the first quarter of the fiscal year ending February 27, 2010 (“Fiscal 2010”).  See Note 11, Earnings per Share, for further disclosure regarding the impact of the adoption of FSP-EITF 03-6-1.

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB-21”).  FSP 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This standard also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures in all interim financial statements. This standard is effective for interim and annual financial periods ending after June 15, 2009.  The Company adopted FSP 107-1 and APB 28-1 effective May 31, 2009.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements as reported herein.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The standard is based on the same principles as those that currently exist in the auditing standards. This standard is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted SFAS No. 165 effective May 31, 2009.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements as reported herein.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 14” (“SFAS No. 166”).  SFAS No. 166 was issued to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of such a transfer on its financial position, financial performance and cash flows, and requires the reporting entity to provide information as to a transferor’s continuing involvement, if any, in transferred financial assets.  SFAS No. 166 is effective for the Company’s fiscal year beginning February 28, 2010. The Company is in the process of evaluating the impact, if any, SFAS No. 166 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental generally accepted accounting principles in the United States (“GAAP”) to be launched on July 1, 2009.  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative.  However, SEC accounting and reporting standards will continue to be authoritative for SEC reporting entities.  The Codification is effective for the Company in its third fiscal quarter of fiscal 2010.  The Codification is for disclosure purposes only and the Codification will not impact the Company’s financial position, results of operations or cash flows.

NOTE 2 — DISCONTINUED OPERATIONS

In July 2008, the Company announced its decision to exit its Acorn business when the Company concluded, after a comprehensive review and evaluation, that the concept had not demonstrated the potential to deliver an acceptable long-term return on the Company’s investment.  The Company closed all of its Acorn stores by December 31, 2008, allowing the Company to focus its resources on its two core brands, christopher & banks and cj banks.

The operating results of all Acorn stores have been presented as discontinued operations, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), in the Condensed Consolidated Statement of Operations for the three and six month periods ended August 30, 2008.  There was no activity relating to the Company’s discontinued Acorn operations during the three and six month periods ended August 29, 2009.

The operating results of the discontinued operations for the three and six month periods ended August 30, 2008 are summarized below (in thousands).

	Three Months Ended	Six Months Ended
	August 30, 2008	August 30, 2008
Net sales	$3,186	$7,433

Loss before income tax benefit	$(1,997)	$(2,787)
Income tax benefit	(795)	(1,109)

Loss from discontinued operations	$(1,202)	$(1,678)

Income taxes have been allocated to continuing and discontinued operations based on the methodology required by Financial Accounting Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” (“FIN No. 18”).  Income taxes allocated to the results of discontinued operations are determined on the basis of a computation of taxes with and without the impact of results from discontinued operations; the difference in taxes between these computations is allocated to discontinued operations.

NOTE 3 — SHORT-TERM INVESTMENTS

As of August 29, 2009, the Company had approximately $16.4 million of short-term investments, which consisted solely of $19.3 million of auction rate securities (“ARS”) at cost, less a fair value adjustment of approximately $2.9 million.  The fair value of the ARS was determined utilizing a discounted cash flow method based on market rates and an estimated period of time the ARS are expected to be held.

Substantially all of the Company’s ARS are collateralized by student loans. As of August 29, 2009, a majority of its ARS had AAA (Standard & Poor’s), Aaa (Moody’s), or AAA (Fitch) credit ratings.  As of August 29, 2009, the repayment of approximately 80% of the student loans, which serve as collateral for the ARS held by the Company, was substantially backed by the United States government.  Until February 2008, the ARS market was liquid and auctions for ARS held by the Company did not fail. However, beginning in February 2008, auctions for the ARS held by the Company began to fail and have continued to fail up to and as of the date of this report.

Based on current market conditions, management believes that it is likely that auctions related to the Company’s ARS will continue to be unsuccessful for the near term.  Unsuccessful auctions have limited the Company’s ability to access these funds.  Management anticipates the liquidity of the ARS will continue to be restricted until there is a successful auction, such time as another market for the ARS develops, the ARS are called by the issuer or they are redeemed as described below.

All of the ARS owned by the Company were purchased through UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”) and are held, for the benefit of the Company, by UBS.  In November 2008, the Company accepted a settlement offer from UBS to restore liquidity to its clients who hold ARS.  The settlement grants the Company certain ARS rights.  These ARS rights provide the Company the ability to redeem its ARS at par during a two-year time period beginning June 30, 2010.  During this time, the Company may choose to continue to hold some, or all, of its ARS and earn interest or sell some, or all, of its ARS to UBS at par plus accrued interest.  The ARS rights are not transferable, tradable or marginable and will not be listed or quoted on any securities or exchange or any electronic communications network.  As the Company has the ability and intent to redeem its ARS at June 30, 2010, it reclassified the ARS to short-term investments as of August 29, 2009.

Upon acceptance of the settlement offer, the Company classified its ARS as trading securities and elected, pursuant to SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to record the ARS rights at fair value on a recurring basis utilizing significant unobservable inputs in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).

The fair value of the ARS rights was estimated utilizing the Black-Scholes option pricing model and the forward contract method.  As of August 29, 2009, the fair value of the ARS rights was determined to be approximately $2.7 million and the ARS rights were recorded within other current assets on the consolidated financial statements.

Prior to acceptance of the UBS settlement offer, the Company classified its ARS as available-for-sale securities.  As of August 30, 2008, the Company had approximately $18.5 million of long-term investments consisting solely of $19.5 million of ARS, less a valuation allowance of $1.0 million, which reflected management’s estimate of fair value given the current lack of liquidity of these investments, while taking into account the current credit quality of the underlying securities.

NOTE 4 — MERCHANDISE INVENTORIES AND SOURCES OF SUPPLY

Merchandise inventories consisted of the following (in thousands):

	August 29,	February 28,	August 30,
Description	2009	2009	2008

Merchandise - in store	$34,444	$35,280	$39,960
Merchandise - in transit	3,841	3,548	11,572

	$38,285	$38,828	$51,532

The Company does not have long-term purchase commitments or arrangements with any of its suppliers or agents.  During the three and six month periods ended August 29, 2009, two of the Company’s vendors each supplied the Company with greater than 10% of its merchandise inventory purchases.  For the second quarter of fiscal 2010, these two vendors supplied approximately 26% and 17% of the Company’s merchandise purchases, and for the six month period ended August 29, 2009, the two vendors supplied approximately 26% and 15% of the Company’s merchandise purchases.

Although the Company has positive relationships with these two vendors, there can be no assurance that these relationships can be maintained in the future or that the vendors will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from these vendors, management believes that it will be able to shift production to other suppliers so as to continue to secure the required volume of merchandise.  Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on the Company’s financial position or results of operations.

In the six months ended August 30, 2008, the Company purchased approximately 42% of its merchandise through one buying agent (the “Agent”).  The Company and the Agent terminated their sourcing arrangement effective as of the end of December 2008.  As a result, the Company did not purchase any merchandise through the Agent in the first six months of fiscal 2010.

NOTE 5 — PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following (in thousands):

	Estimated	August 29,	February 28,	August 30,
Description	Useful Life	2009	2009	2008

Land	—	$1,597	$1,597	$1,597
Corporate office, distribution center and related building improvements	25 years	12,012	12,020	12,015
Store leasehold improvements	Term of related lease, typically 10 years	94,262	95,251	100,131
Store furniture and fixtures	Three to 10 years	112,705	113,697	116,741
Point of sale hardware and software	Five years	14,959	15,173	15,483
Computer hardware and software	Three to five years	21,160	21,123	12,051
Corporate office and distribution center furniture, fixtures and equipment	Seven years	3,605	3,634	3,141
Construction in progress	—	3,461	1,432	8,956
		263,761	263,927	270,115
Less accumulated depreciation and amortization		154,010	143,580	138,343
Net property, equipment and improvements		$109,751	$120,347	$131,772

As of August 29, 2009 and February 28, 2009, construction in progress consisted primarily of store-related information technology system projects.  As of August 30, 2008, construction in progress consisted primarily of capital expenditures related to new stores which opened in the second and third quarters of fiscal 2009.

The Company reviews long-lived assets with definite lives at least annually or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with SFAS No. 144.  The Company recorded no impairments of long-lived assets in the three and six month periods ended August 29, 2009.  However, the general economic uncertainty affecting the retail industry makes it reasonably possible that the Company may identify and record long-lived asset impairments in future periods.

NOTE 6 — ACCRUED LIABILITIES

Other accrued liabilities consisted of the following (in thousands):

	August 29,	February 28,	August 30,
Description	2009	2009	2008

Gift card, certificate and store credit liabilities	$7,753	$11,434	$8,433
Accrued merchandise inventory receipts not yet invoiced	3,749	3,008	9,523
Accrued income, sales and other taxes payable	2,287	1,877	2,434
Accrued workers compensation liability	774	1,601	2,450
Accrued occupancy-related expenses	734	693	1,632
Other	2,993	3,490	2,885
	$18,290	$22,103	$27,357

The Company moved from a self insured to a fully insured workers compensation insurance program effective March 1, 2009. The accrual balance at August 29, 2009 represents the estimated remaining liability under the self insured program.

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

Loans under the Credit Facility bear interest at the prime rate minus 0.25%.  As of August 29, 2009, the prime rate was 3.25%.  The Credit Facility also provides the Company with the ability to borrow under the Credit Facility at an interest rate tied to the London Interbank Market Offered Rate (“LIBOR”).  Advances under the LIBOR option would be tied to the one, three, or six month LIBOR rate based on the length of time the corresponding advance is outstanding.

Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion of the facility as defined in the agreement, a collateral monitoring fee and a guarantee service charge.  For the six months ended August 29, 2009, fees and charges related to the Credit Facility totaled $27,663.  Borrowings under the Credit Facility are collateralized by the Company’s equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Credit Facility during the first six months of fiscal 2010 or fiscal 2009.  Historically, the Credit Facility has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at August 29, 2009 was $26.0 million. The Company had no outstanding letters of credit as of August 29, 2009.  Accordingly, the availability of revolving credit loans under the Credit Facility was $26.0 million at August 29, 2009.

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of August 29, 2009, the most recent measurement date, the Company was in compliance with all of the restrictive covenants under the Credit Facility.

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

Total pre-tax compensation expense related to stock-based awards for the three months ended August 29, 2009 and August 30, 2008 was approximately $374,000 and $524,000, respectively.  For the six months ended August 29, 2009 and August 30, 2008, pre-tax stock-based compensation expense totaled approximately $848,000 and $1.2 million, respectively.  Stock-based compensation expense was included in merchandise, buying and occupancy expenses for the Company’s buying and distribution employees and in selling, general and administrative expenses for all other employees.

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

The weighted average assumptions relating to the valuation of the Company’s stock option grants for the three and six month periods ended August 29, 2009 and August 30, 2008 were as follows:

	Three Months Ended		Six Months Ended
	August 29,	August 30,	August 29,	August 30,
	2009	2008	2009	2008
Expected dividend yield	4.4%	2.6%	5.0%	2.3%
Expected volatility	71.5%	52.0%	68.7%	49.3%
Risk-free interest rate	2.3%	3.0%	2.1%	2.7%
Expected term in years	4.2	3.4	4.6	4.4

Stock-Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the six months ended August 29, 2009:

					Weighted
		Weighted	Aggregate		Average
	Number	Average	Intrinsic	Weighted	Remaining
	of	Exercise	Value	Average	Contractual
	Shares	Price	(in thousands)	Fair Value	Life

Outstanding, beginning of period	1,587,345	$16.31	$3	$5.90
Vested	1,145,968	17.84	—	6.36
Unvested	441,377	12.32	3	4.70
Granted	598,500	5.33	1,113	2.18
Exercised	—	—	—	—
Canceled - vested	(497,126)	17.92	—	5.37
Canceled - unvested (forfeited)	(27,267)	15.85	6	6.50

Outstanding, end of period	1,661,452	11.94	1,141	4.38	7.61
Vested	789,678	16.99	2	6.01	5.81
Unvested	871,774	7.37	1,139	2.90	9.24

Exercisable, end of period	789,678	16.99	2	6.01	5.81

The Company may also grant shares of restricted stock to its employees and non-employee directors.  Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment or service terminates prior to the lapse of the restrictions.  In addition, certain of the Company’s restricted stock awards granted to employees have performance-based vesting provisions and are subject to forfeiture if these performance conditions are not achieved.

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

The following table presents a summary of the Company’s restricted stock activity for employees and non-employee directors for the six months ended August 29, 2009:

		Aggregate
	Number	Intrinsic	Weighted
	of	Value	Average
	Shares	(in thousands)	Fair Value

Unvested, beginning of period	282,418	$1,099	$10.54
Granted	694,900	4,996	4.57
Vested	(46,518)	334	11.32
Canceled - Unvested (Forfeited)	(111,600)	802	10.04
Unvested, end of period	819,200	5,890	5.50

NOTE 9 — OTHER INCOME

Other income consisted of the following:

	Three Months Ended		Six Months Ended
	August 29,	August 30,	August 29,	August 30,
Description	2009	2008	2009	2008

Interest income, net	$78	$586	$193	$1,413
Gain on investments carried at fair value	150	—	150	—

	$228	$586	$343	$1,413

NOTE 10 — INCOME TAXES

As of August 29, 2009, the Company’s liability for unrecognized tax benefits associated with uncertain tax positions was approximately $3.3 million and the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2.0 million.   The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense.  At August 29, 2009, the Company had accrued approximately $0.8 million for the potential payment of interest and penalties.

The Company and its subsidiaries are subject to U.S. federal income tax and the income tax of various state and local jurisdictions.  The Internal Revenue Service has completed its audit for tax years through fiscal 2006.  The Company is not subject to state income tax examination by taxing authorities for taxable years prior to fiscal 2004.  At August 29, 2009, the Company had ongoing audits in various jurisdictions in which it expects settlements by the end of fiscal 2010, but it does not expect its liability for unrecognized tax benefits to significantly increase or decrease in the remainder of the fiscal year.

As of August 29, 2009, the Company had net deferred tax assets of $10.4 million.  Deferred income tax assets represent potential future income tax benefits.  Realization of these assets is ultimately dependent upon future taxable income.  No valuation allowance has been provided for deferred tax assets because management believes realization of the full amount of net deferred tax assets is more likely than not.  While the Company has a history of profits, its profitability has declined over the last three years and the Company recorded a net loss in fiscal 2009.  Therefore, earnings results in fiscal 2010 will be a significant factor in determining the Company’s ability to continue to carry these deferred tax assets without any valuation allowance.  The Company’s accounting for deferred taxes represents its best estimate of future events.  If future results from the Company’s operations are less than projected, a valuation allowance may be required to reduce deferred tax assets, which could have a material impact on the Company’s results of operations in the period in which it is recorded.  Significant negative events, including losses in future periods, would make it reasonably possible that valuation allowances against deferred tax assets would be required in future periods.

As of August 29, 2009, the Company had state net operating loss carryforwards which will result in state tax benefits of approximately $0.5 million.  These state net loss carryforwards will expire in fiscal 2014 and beyond.  Additionally, the Company has charitable contribution carryforwards that will expire in fiscal 2014.

NOTE 11 — EARNINGS PER SHARE

On March 1, 2009, the Company adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP-EITF 03-6-1”), which clarified that unvested share-based payment awards that contain nonforfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).  Participating securities under this statement include the Company’s unvested employee restricted stock awards with time-based vesting, which receive nonforfeitable dividend payments.  The calculation of EPS for common stock shown below excludes the income attributable to these unvested employee restricted stock awards from the numerator and excludes the dilutive impact of these shares from the denominator.  All prior period EPS data presented has been adjusted retrospectively.

	Three Months Ended
	August 29,	August 30,
	2009	2008
Numerator (in thousands):
Net income (loss) attributable to Christopher & Banks Corporation	$(2,132)	$836
(Income) loss allocated to participating securities	23	(3)
Net income (loss) available to common shareholders	$(2,109)	$833

Denominator (in thousands):
Weighted average common shares outstanding - basic	35,176	35,099
Dilutive shares	—	23
Weighted average common and common equivalent shares outstanding - diluted	35,176	35,122

Net income (loss) per common share:
Basic	$(0.06)	$0.02
Diluted	$(0.06)	$0.02

	Six Months Ended
	August 29,	August 30,
	2009	2008
Numerator (in thousands):
Net income (loss) attributable to Christopher & Banks Corporation	$(446)	$12,108
(Income) loss allocated to participating securities	3	(48)
Net income (loss) available to common shareholders	$(443)	$12,060

Denominator (in thousands):
Weighted average common shares outstanding - basic	35,134	35,086
Dilutive shares	—	26
Weighted average common and common equivalent shares outstanding - diluted	35,134	35,112

Net income (loss) per common share:
Basic	$(0.01)	$0.34
Diluted	$(0.01)	$0.34

The calculation of basic and diluted earnings per share for fiscal 2009 has been modified to reflect FSP-EITF 03-6-1.  The earnings per share for the three and the six month periods ended August 30, 2008 have been adjusted to reflect the impact of this new accounting guidance to present them on a comparable basis with fiscal 2010. The impact of this modification resulted in a $0.01 per share decrease in reported basic earnings per share for the six month period ended August 30, 2008.  There was no material impact on diluted EPS for the six months ended August 30, 2008.  In addition, FSP-EITF 03-6-1 had no material impact on basic or diluted EPS for the second quarter of fiscal 2009.

Total stock options of approximately 1.5 million and 1.9 million were excluded from the shares used in the computation of diluted EPS for the three and six month periods ended August 29, 2009, respectively, as they were anti-dilutive.  Total stock options of approximately 2.1 million were excluded from the shares used in the computation of diluted EPS for the three and six month periods ended August 30, 2008 as they were anti-dilutive.

NOTE 12 — FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157, “Fair Value Measurements,” effective March 2, 2008, with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis and (b) all financial assets and liabilities.  On March 1, 2009, the Company adopted SFAS No. 157 for nonrecurring nonfinancial assets and nonfinancial liabilities that had been delayed by FSP 157-2.  The adoption of FSP 157-2 did not have a material impact on the Company’s consolidated financial statements as reported herein.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For the six month periods ended August 29, 2009 and August 30, 2008, fair value under SFAS No. 157 applied to the Company’s ARS and ARS rights.  These financial assets are carried at fair value following the requirements of SFAS No. 157.

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

Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	August 29, 2009	Level 1	Level 2	Level 3

Assets:
ARS	$16,400	$—	$—	$16,400
ARS rights	$2,650	$—	$—	$2,650

Liabilities:	$—	$—	$—	$—

Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	August 30, 2008	Level 1	Level 2	Level 3
Assets:
ARS	$18,536	$—	$—	$18,536
ARS rights	$—	$—	$—	$—

Liabilities:	$—	$—	$—	$—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

	Six Months Ended		Six Months Ended
	August 29, 2009		August 30, 2008
	ARS	ARS Rights	ARS	ARS Rights

Beginning balance	$16,400	$2,700	$23,350	$—

Total gains (losses):
Included in earnings	200	(50)	—	—
Included in other comprehensive income	—	—	186	—
Purchases, issuances and settlements	(200)	—	(5,000)	—
Transfers in and/or out of level 3	—	—	—	—

Ending balance	$16,400	$2,650	$18,536	$—

The Company did not have any financial assets, other than its ARS and ARS rights, or nonfinancial assets or liabilities carried at fair value as of August 29, 2009 that were subject to disclosure within the three-tier hierarchy established by SFAS No. 157.  The Company’s financial instruments, other than its ARS and ARS rights, consist primarily of cash and cash equivalents, accounts receivable and accounts payable, the carrying value of which approximates fair value due to the short-term nature of the instruments.

NOTE 13 — COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	August 29,	August 30,	August 29,	August 30,
	2009	2008	2009	2008

Net income (loss)	$(2,132)	$836	$(446)	$12,108
Unrealized losses on investments reclassified to earnings	—	—	—	186
Total comprehensive income	$(2,132)	$836	$(446)	$12,294

NOTE 14 — COMMITMENTS AND CONTINGENCIES

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

NOTE 15 — SEGMENT REPORTING

The Company operates in the retail apparel industry in which it primarily designs, sources and sells women’s apparel catering to customers generally ranging in age from 40 to 60 who are typically part of a segment of the female baby boomer demographic.  The Company has identified two operating segments (christopher & banks and cj banks) as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”).  The Company’s christopher & banks and cj banks operating segments have been aggregated into one reportable segment based on the similar nature of products sold, methods of sourcing, merchandising and distribution processes involved, target customers, and economic characteristics of the two brands.  The Company previously reported the results of its Acorn stores as a separate reportable segment.  Beginning in the third quarter of fiscal 2009, the results of all Acorn stores have been removed from continuing operations and are presented as discontinued operations.

In the table below, the “christopher & banks/cj banks” reportable segment includes activity generated by the Company’s christopher & banks and cj banks operations.  The “Corporate/Administrative” column, which primarily represents operating activity at the Company’s corporate office and distribution center, is presented to allow for reconciliation of segment-level net sales, operating income (loss) and total assets to the Company’s consolidated net sales, operating income (loss) and total assets.  Segment operating income (loss) includes only net sales, merchandise gross margin and direct store expenses with no allocation of corporate overhead.

Segment Reporting:

	christopher & banks/	Corporate/
	cj banks	Administrative	Consolidated
Three Months Ended August 29, 2009:
Net sales	$101,182	$—	$101,182
Operating income (loss)	$7,063	$(10,539)	$(3,476)
Total assets	$151,519	$123,899	$275,418

Three Months Ended August 30, 2008:
Net sales	$128,451	$—	$128,451
Operating income (loss)	$18,513	$(15,714)	$2,799
Total assets	$162,600	$152,665	$315,265

	christopher & banks/	Corporate/
	cj banks	Administrative	Consolidated
Six Months Ended August 29, 2009:
Net sales	$221,549	$—	$221,549
Operating income (loss)	$23,073	$(24,094)	$(1,021)
Total assets	$151,519	$123,899	$275,418

Six Months Ended August 30, 2008:
Net sales	$283,846	$—	$283,846
Operating income (loss)	$54,135	$(32,648)	$21,487
Total assets	$162,600	$152,665	$315,265

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The management’s discussion and analysis of financial condition and results of operations (“MD&A”) that follows should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Form 10-Q and the consolidated financial statements, notes and MD&A contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

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

As of August 29, 2009, the Company operated 811 stores in 46 states, including 542 christopher & banks stores, 268 cj banks stores and one dual-concept store.  The Company’s christopher & banks brand offers distinctive fashions featuring exclusively designed, coordinated assortments of women’s apparel primarily in sizes four to 16. The Company’s cj banks brand offers similar assortments of women’s apparel primarily in sizes 14W to 24W.  The Company’s dual-concept store offers an assortment of both christopher & banks and cj banks apparel servicing the petite, misses and plus size customer in one store.  The Company also operates e-commerce web sites for its two brands at www.christopherandbanks.com and www.cjbanks.com, which offer exclusive sizes and styles available only online.

The Company strives to provide its customers with quality apparel at a great value and a perfect fit.  The Company’s overall strategy for its two brands, christopher & banks and cj banks, is to consistently offer a fashionable apparel assortment through its stores and e-commerce web sites in order to satisfy its target customers’ expectations for style, quality, value and fit, while providing exceptional, personalized customer service.

The Company has competitively positioned itself to offer merchandise assortments balancing unique, novelty apparel with more classic, basic styles, at affordable prices.  To differentiate itself from its competitors, the Company’s buyers, working in conjunction with the Company’s internal design group, create a merchandise assortment of coordinated outfits, the majority of which is manufactured exclusively for the Company under its proprietary christopher & banks and cj banks brand names.

Fiscal 2010 Second Quarter Summary

The Company’s results of operations for the second quarter of fiscal 2010 continued to be impacted by the challenging macro-economic environment.  Continued instability in the housing market and higher levels of unemployment, combined with general economic uncertainty, have impacted consumer spending patterns, particularly for discretionary retail purchases.

Same store sales declined 22% during the second quarter of fiscal 2010 compared to the prior year period.  This decrease was primarily a result of fewer transactions per store, while the average transaction value was essentially flat for the quarter compared to the second quarter of fiscal 2009.

Despite the pressure on sales, the Company ended the quarter with better than anticipated gross margins and above-plan cost savings.  Selling, general and administrative (“SG&A”) expenses declined by approximately $8.0 million in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.  Markdowns and inventory were well controlled during the quarter resulting in a 24% decline in inventory levels on a per-store basis, excluding e-commerce inventory, at the end of the second quarter compared to the end of the prior year second quarter.  The Company ended the quarter with approximately $100 million of cash, cash equivalents and short-term investments.

The Company recorded a net loss of $2.1 million, or ($0.06) per share, in the second quarter of fiscal 2010, compared to net income from continuing operations of $2.0 million, or $0.06 per diluted share, for the second quarter of fiscal 2009.  In the first half of fiscal 2010, the Company opened three new cj banks stores and its first dual-concept store.  Six christopher & banks stores and two cj banks stores were closed during the first six months of fiscal 2010.

Fiscal 2010 Outlook and Key Business Initiatives

Given the uncertain economic environment, the Company is approaching the balance of fiscal 2010 with a continued focus on operating effectiveness, expense controls, disciplined inventory management and conservative capital spending.  The Company anticipates inventory per-store will continue to be managed at levels modestly below fiscal 2009 for the remainder of the fiscal year.  Going forward, the Company plans to proceed cautiously with new store growth.  The Company currently plans to open one additional new store in fiscal 2010.

The Company continued to execute its cost reduction initiative in fiscal 2010.  SG&A savings, primarily reductions in store payroll and other store-related expenses, marketing expenditures and travel costs, of approximately $15.4 million were realized in the first six months of the fiscal year.  The Company expects to realize total SG&A savings of $17 million to $18 million in all of fiscal 2010, with at least $1.0 million of savings anticipated in the third quarter.  The Company also continues to focus on reducing occupancy costs through aggressive lease renegotiations and diligently exercising rent reductions related to sales volume and co-tenancy lease violations.  Total fiscal 2010 capital expenditures are planned to range from $8 million to $9 million, down approximately 50% from the $18.4 million of capital expenditures in fiscal 2009.

The Company also continues to employ strict inventory controls in fiscal 2010.  During the year, the Company plans to continue to enhance inventory productivity through SKU rationalization and improved store assorting based on sales volume, climate, size and fashion preferences.

The Company plans to continue to strengthen its Customer Relationship Management (“CRM”) programs throughout fiscal 2010.  The Company is in the midst of migrating to a new CRM database management system which is designed to ensure better customer data consistency across all channels, provide more robust customer and marketing analytics and enable management of more complex and segmented communications campaigns.  In addition, the Company plans to continue to accumulate and incorporate customer data into its existing and new CRM programs to drive additional customer traffic to its stores and web sites, encourage cross shopping between its stores and online sites and increase overall brand awareness.  CRM efforts will focus primarily on email communication, which the Company believes is the most cost-effective and efficient method of communicating with customers.  In addition, the Company is tailoring its email messages to segmented groups of customers in an effort to provide more relevant and compelling offers and to drive stronger response rates from its messages.

The Company continues to focus on smaller markets that have traditionally been the foundation of the Company’s success.  Approximately 50% of the Company’s stores are located in small, rural and captive markets.  While same store sales have declined in these markets, the declines have been slightly less than in the remainder of the Company’s stores.  In addition to adjusting the merchandise mix in these areas, the Company plans to further develop its grassroots marketing efforts to increase communication with customers in these markets.  Stores located in the smaller, rural markets generally have higher productivity and lower occupancy costs, resulting in higher operating margins.

The Company continues to place additional focus on growth opportunities for its plus size brand, cj banks.  The Company opened its first dual-concept store during the second quarter of fiscal 2010.  This store offers merchandise from both of its brands, christopher & banks and cj banks, and all three size ranges, misses, petite and plus, within one store, resulting in a greater opportunity to service the Company’s customers while increasing productivity and enhancing operating efficiencies.  In addition, during September 2009, the Company introduced edited assortments, or “capsules,” of its cj banks plus size merchandise in a select test group of approximately 30 christopher & banks stores to further capitalize on increasing its plus size market share.  Overall productivity of these test stores is expected to increase as the cj banks capsule assortments were added to these stores without a reduction in the planned christopher & banks assortment.

The Company expects its christopher & banks and cj banks e-commerce businesses to continue to grow.  The Company plans to further enhance web site visual presentation and to expand merchandise offerings to include exclusive online-only merchandise categories, styles, sizes and lengths.  In an effort to drive additional traffic to its web sites, the Company intends to continue to increase its online marketing efforts and leverage its online associate ordering system, which allows the Company’s store associates the opportunity to service customers through direct access to the Company’s e-commerce sites.

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

Key Performance Indicators

The Company’s management evaluates the following items, which are considered key performance indicators, in assessing the Company’s performance:

Same store sales

The Company’s same store sales data is calculated based on the change in net sales for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall, though the Company typically does not expand or relocate stores within a mall.

Stores where square footage has been changed by more than 25 percent within the past 13 months are excluded from the same store sales calculation.  Stores closed during the year are included in the same store sales calculation only for the full months of the year the stores were open.  In addition, sales which are initiated in stores but fulfilled through the Company’s e-commerce websites are included in the calculation of same store sales.

Management considers same store sales to be an important indicator of the Company’s performance.  Same store sales results are important in achieving leveraging of costs, including store payroll, store occupancy, depreciation and other general and administrative expenses.  Year-over-year increases in same store sales contribute to greater leveraging of costs, while declining same store sales contribute to deleveraging of costs.  Same store sales results also have a direct impact on the Company’s total net sales, cash and cash equivalents, investments and working capital.

Merchandise, buying and occupancy costs

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

Operating income

The Company’s management views operating income as a key indicator of the Company’s success.  The key drivers of operating income are same store sales; merchandise, buying and occupancy costs; and the Company’s ability to control its other operating costs.

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

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in Note 1 of the notes to consolidated financial statements contained within the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.  There have been no material changes in the Company’s critical accounting policies or estimates in the three and six month periods ended August 29, 2009.  Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

The Company reviews long-lived assets with definite lives at least annually, or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with SFAS No. 144.  While the Company recorded no impairments of long-lived assets employed in continuing operations in the three month period ended August 29, 2009, the current challenging economic environment, combined with the continued instability in the housing, credit, stock and financial markets, and general economic uncertainty affecting the retail industry, make it reasonably possible that long-lived asset impairments could be identified and recorded in future periods.

As of August 29, 2009, the Company had net deferred tax assets of $10.4 million.  Deferred income tax assets represent potential future income tax benefits.  Realization of these assets is ultimately dependent upon future taxable income.  No valuation allowance has been provided for deferred tax assets because management believes realization of the full amount of net deferred tax assets is more likely than not.  While the Company has a history of profits, its profitability has declined over the last three years and the Company recorded a net loss in fiscal 2009.  Therefore, earnings results in fiscal 2010 will be a significant factor in determining the Company’s ability to continue to carry these deferred tax assets without any valuation allowance.  The Company’s accounting for deferred taxes represents its best estimate of future events.  If future results from the Company’s operations are less than projected, a valuation allowance may be required to reduce deferred tax assets, which could have a material impact on the Company’s results of operations in the period in which it is recorded.  Significant negative events, including losses in future periods, would make it reasonably possible that valuation allowances against deferred tax assets would be required in future periods.

Results of Operations

The following table sets forth consolidated operating statement data expressed as a percentage of net sales for the periods indicated.

	Three Months Ended		Six Months Ended
	August 29,	August 30,	August 29,	August 30,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Merchandise, buying and occupancy costs	65.4	61.3	63.9	58.3
Selling, general and administrative expenses	31.8	31.3	30.9	29.5
Depreciation and amortization	6.2	5.2	5.7	4.6
Operating income (loss)	(3.4)	2.2	(0.5)	7.6
Other income	0.2	0.5	0.2	0.5
Income tax provision (benefit)	(1.1)	1.1	(0.1)	3.2
Income (loss) from continuing operations	(2.1)	1.6	(0.2)	4.9
Loss on discontinued operations, net of tax	—	(0.9)	—	(0.6)
Net income (loss)	(2.1)%	0.7%	(0.2)%	4.3%

Three Months Ended August 29, 2009 Compared to Three Months Ended August 30, 2008

Net Sales from Continuing Operations.  Net sales from continuing operations for the three months ended August 29, 2009 were $101.2 million, a decrease of $27.3 million or approximately 21%, from $128.5 million for the three months ended August 30, 2008.  The Company’s sales were negatively impacted in the second quarter of fiscal 2010 by the challenging macro-economic environment.  Continued instability in the housing market and higher levels of unemployment, combined with general economic uncertainty, impacted consumer spending patterns, particularly for discretionary retail purchases.

The Company’s same store sales from continuing operations for the second quarter of fiscal 2010 declined 22% when compared to the corresponding period in fiscal 2009.  This decrease was primarily due to fewer transactions per store and fewer units sold overall, partially offset by an increase in average unit retail.  Average transaction value was essentially flat for the quarter compared to the prior year period.

The decline in same store sales was partially offset by an increase in sales at the Company’s two e-commerce websites.  The Company operated 811 stores at August 29, 2009, compared to 818 stores, excluding Acorn stores, as of August 30, 2008.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $66.2 million, or 65.4% of net sales, during the second quarter of fiscal 2010, compared to $78.7 million, or 61.3% of net sales, during the same period in fiscal 2009, resulting in approximately 410 basis points of deleverage compared to the prior year period.

As merchandise margins were essentially flat in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009, the decline in gross profit margin was essentially due to deleveraging of buying and occupancy expenses associated with the 22% decline in same store sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended August 29, 2009 were $32.2 million, or 31.8% of net sales, compared to $40.2 million, or 31.3% of net sales, for the three months ended August 30, 2008, resulting in approximately 50 basis points of deleverage.

SG&A expenses were reduced by approximately $8.0 million in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 primarily as a result of the Company’s cost reduction efforts.  Significant savings were realized in store payroll and other store-related operating expenses, marketing expenditures, benefits and IT-related costs.  Approximately $0.02 per share of the savings realized in the second quarter was non-recurring, related to lower compensation costs and a legal settlement.

Depreciation and Amortization.  Depreciation and amortization was $6.3 million, or 6.2% of net sales, in the second quarter of fiscal 2010, compared to $6.7 million, or 5.2% of net sales, in the second quarter of fiscal 2009.  The decrease in the amount of depreciation and amortization resulted from a reduction of capital expenditures in fiscal 2010 compared to fiscal 2009 and from asset impairment charges recorded in the fourth quarter of fiscal 2009.  Capital expenditures in the first half of fiscal 2010 totaled $3.4 million, compared to $12.9 million in the first half of fiscal 2009, while approximately $4.6 million of asset impairment charges were recorded in the fourth quarter of fiscal 2009.

Operating Income (Loss).  Based on the foregoing, the Company recorded an operating loss of $3.5 million, or 3.4% of net sales for the quarter ended August 29, 2009, compared to operating income of $2.8 million, or 2.2% of net sales for the quarter ended August 30, 2008.

Other Income.  For the three months ended August 29, 2009, other income included interest income of $78,000 and $150,000 of unrealized gains on short-term investments.  In the three months ended August 30, 2008, other income consisted solely of $586,000 of interest income.  The decrease in interest income resulted from lower interest rates on cash, cash-equivalents and investments in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.

Income Taxes.  Income tax benefit in the second quarter of fiscal 2010 was $1.1 million, with an effective tax rate of 34.4%, compared to income tax expense of $1.3 million, with an effective tax rate of 39.8%, in the second quarter of fiscal 2009.  The decrease in the effective tax rate primarily resulted from the impact of permanent timing differences and state income taxes.

Income taxes for fiscal 2009 were allocated to continuing and discontinued operations based on the methodology required by Financial Accounting Interpretation No. 18 (“FIN 18”), whereby income taxes are computed with and without the impact of results from discontinued operations and the difference in taxes between these computations is allocated to discontinued operations.

Income (Loss) from Continuing Operations.  As a result of the foregoing factors, the Company reported a net loss from continuing operations of $2.1 million, or 2.1% of net sales, for the three months ended August 29, 2009, compared to income from continuing operations of $2.0 million, or 1.6% of net sales, for the three months ended August 30, 2008.

Loss on Discontinued Operations, Net of Tax.  The Company reported a pre-tax loss on discontinued operations of $2.0 million for the three months ended August 30, 2008 related to store-level operating losses at the

Company’s Acorn stores and impairment charges related to Acorn store assets.  Net of tax, the loss on discontinued operations was $1.2 million.  There were no expenses related to discontinued operations recorded during the quarter ended August 29, 2009.

Net Income (Loss).  As a result of the foregoing factors, the Company recorded a net loss of $2.1 million, or 2.1% of net sales and ($0.06) per share, for the three months ended August 29, 2009, compared to net income of $0.8 million, or 0.7 % of net sales and $0.02 per diluted share, for the three months ended August 30, 2008.

Six Months Ended August 29, 2009 Compared to Six Months Ended August 30, 2008

Net Sales from Continuing Operations.  Net sales from continuing operations for the six months ended August 29, 2009 were $221.5 million, a decrease of $62.3 million, or approximately 22%, from $283.8 million for the six months ended August 30, 2008.  The Company’s sales were negatively impacted in the first six months of fiscal 2010 by the challenging macro-economic environment.  Continued instability in the housing market and higher levels of unemployment, combined with general economic uncertainty, impacted consumer spending patterns, particularly for discretionary retail purchases.

The Company’s same store sales from continuing operations for the first half of fiscal 2010 declined 23% when compared to the corresponding period in fiscal 2009.  This decrease was primarily due to fewer transactions per store and fewer units sold overall, partially offset by an increase in average unit retail.  In addition, the average transaction value declined slightly in the first half of the year compared to the first six months of fiscal 2009.

The decline in same store sales was partially offset by an increase in sales at the Company’s two e-commerce websites.  The Company operated 811 stores at August 29, 2009, compared to 818 stores, excluding Acorn stores, as of August 30, 2008.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $141.6 million, or 63.9% of net sales, during the first six months of fiscal 2010, compared to $165.4 million, or 58.3% of net sales, during the same period in fiscal 2009, resulting in approximately 560 basis points of deleverage compared to the prior year period.

The decline in gross profit margin in the first half of fiscal 2010, compared to the first half of fiscal 2009, was attributable to erosion of merchandise margins due to elevated markdown levels and promotional activity in the first quarter and deleveraging of buying and occupancy costs in both the first and second quarters associated with the 23% decline in same store sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the six months ended August 29, 2009 were $68.4 million, or 30.9% of net sales, compared to $83.8 million, or 29.5% of net sales, for the six months ended August 30, 2008, resulting in approximately 140 basis points of deleverage.

SG&A expenses were reduced by approximately $15.4 million in the first six months of fiscal 2010 compared to the first half of fiscal 2009 primarily as a result of the Company’s cost reduction initiative.  Significant savings were realized in store payroll and other store-related operating expenses, marketing expenditures, travel, benefits and IT-related costs.  Approximately $0.02 per share of the savings realized in the second quarter of fiscal 2010 was non-recurring, related to lower compensation costs and a legal settlement.

Depreciation and Amortization.  Depreciation and amortization was $12.6 million, or 5.7% of net sales, in the first six months of fiscal 2010, compared to $13.1 million, or 4.6% of net sales, in the first six months of fiscal 2009.  The decrease in the amount of depreciation and amortization resulted from a reduction of capital expenditures in fiscal 2010 compared to fiscal 2009 and from asset impairment charges recorded in the fourth quarter of fiscal 2009.  Capital expenditures in the first half of fiscal 2010 totaled $3.4 million, compared to $12.9 million in the first half of fiscal 2009, while approximately $4.6 million of asset impairment charges were recorded in the fourth quarter of fiscal 2009.

Operating Income (Loss).  Based on the foregoing, the Company recorded an operating loss of $1.0 million, or 0.5% of net sales for the six months ended August 29, 2009, compared to operating income of $21.5 million, or 7.6% of net sales for the six months ended August 30, 2008.

Other Income.  For the six months ended August 29, 2009, other income included interest income of $193,000 and $150,000 of unrealized gains on short-term investments.  In the six months ended August 30, 2008, other income consisted solely of $1.4 million of interest income.  The decrease in interest income resulted from lower interest rates on cash, cash-equivalents and investments in the first half of fiscal 2010 compared to the first half of fiscal 2009.

Income Taxes.  Income tax benefit in the first half of fiscal 2010 was $0.2 million, with an effective tax rate of 34.2%, compared to income tax expense of $9.1 million, with an effective tax rate of 39.8%, in the first half of fiscal 2009.  The decrease in the effective tax rate primarily resulted from the impact of permanent timing differences and state income taxes.

Income taxes for fiscal 2009 were allocated to continuing and discontinued operations based on the methodology required by Financial Accounting Interpretation No. 18 (“FIN 18”), whereby income taxes are computed with and without the impact of results from discontinued operations and the difference in taxes between these computations is allocated to discontinued operations.

Income (Loss) from Continuing Operations.  As a result of the foregoing factors, the Company reported net loss from continuing operations of $0.4 million, or 0.2% of net sales, for the six months ended August 29, 2009, compared to income from continuing operations of $13.8 million, or 4.9% of net sales, for the six months ended August 30, 2008.

Loss on Discontinued Operations, Net of Tax.  The Company reported a pre-tax loss on discontinued operations of $2.8 million for the six months ended August 30, 2008 related to store-level operating losses at the Company’s Acorn stores and impairment charges related to Acorn store assets.  Net of tax, the loss on discontinued operations was $1.7 million.  There were no expenses related to discontinued operations recorded during the six months ended August 29, 2009.

Net Income (Loss).  As a result of the foregoing factors, the Company recorded a net loss of $0.4 million, or 0.2% of net sales and ($0.01) per share, for the six months ended August 29, 2009, compared to net income of $12.1 million, or 4.3 % of net sales and $0.34 per diluted share, for the six months ended August 30, 2008.

Liquidity and Capital Resources

The Company’s principal on-going cash requirements are to fund working capital needs such as purchasing merchandise inventory, financing the construction of new stores, remodeling of certain existing stores and making information technology-related and other capital expenditures.  Merchandise purchases vary on a seasonal basis, peaking in the fall.  As a result, the Company’s cash requirements historically reach their peak in October or November, during the Company’s third fiscal quarter.  Conversely, the Company’s cash balances typically peak for the year in January, during the Company’s fourth fiscal quarter, after the holiday season is completed.

Net cash provided by operating activities

Net cash provided by operating activities totaled $12.2 million in the first six months of fiscal 2010, a decrease of approximately $5.4 million from $17.6 million for the first six months of fiscal 2009.  The decrease was primarily a result of a $12.6 million decrease in net income, partially offset by a $7.1 million decrease in prepaid income taxes.

Significant fluctuations in the Company’s working capital accounts in the first half of fiscal 2010 included an $11.0 million decrease in prepaid income taxes, a $4.5 million decrease in accrued liabilities and a $2.4 million decrease in accounts payable.  The decrease in prepaid income taxes was due to refunds received on estimated tax payments made during the first half of fiscal 2009.  The decrease in accrued liabilities primarily resulted from a $3.7 million decline in the amount of outstanding gift cards combined with a $0.8 million decrease in accrued payroll and severance charges.  The decrease in accounts payable in the first six months of fiscal 2010 resulted from shifts in the timing of merchandise inventory payments.

The remainder of the change in cash provided by operating activities was substantially the result of a net loss recorded during the first six months of fiscal 2010, after adjusting for non-cash items, including depreciation and amortization expense, deferred income taxes, stock-based compensation expense, loss on the disposal of furniture, fixtures and equipment and various other changes in the Company’s other operating assets and liabilities.

Net cash used in investing activities

Net cash used in investing activities in the first six months of fiscal 2010 consisted of $3.4 million of capital expenditures.  The Company opened four new stores during the first half of fiscal 2010.  The Company also made other investments in its stores, corporate office and distribution center facility during the six months ended August 29, 2009.  The Company expects to fund approximately $5 million to $6 million of additional capital expenditures in the last two quarters of fiscal 2010.

Net cash used in financing activities

Net cash of $4.2 million was used in the first six months of fiscal 2010 for the payment of two quarterly cash dividends.

The Company anticipates its cash and cash equivalents, combined with cash flows from operations, will be sufficient to meet its capital expenditure, working capital and other liquidity requirements for the remainder of fiscal 2010.

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

Loans under the Credit Facility bear interest at the prime rate minus 0.25%.  As of August 29, 2009, the prime rate was 3.25%.  The Credit Facility also provides the Company with the ability to borrow under the Credit Facility at an interest rate tied to the London Interbank Market Offered Rate (“LIBOR”).  Advances under the LIBOR option would be tied to the one, three, or six month LIBOR rate based on the length of time the corresponding advance is outstanding.

Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion of the facility as defined in the agreement, a collateral monitoring fee and a guarantee service charge.  For the six months ended August 29, 2009, fees and charges related to the Credit Facility totaled $27,663.  Borrowings under the Credit Facility are collateralized by the Company’s equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Credit Facility during the first six months of fiscal 2010 or fiscal 2009.  Historically, the Credit Facility has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at August 29, 2009 was $26.0 million. The Company had no outstanding letters of credit as of August 29, 2009.  Accordingly, the availability of revolving credit loans under the Credit Facility was $26.0 million at August 29, 2009.

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of August 29, 2009, the most recent measurement date, the Company was in compliance with all of the restrictive covenants under the Credit Facility.

Auction Rate Securities

As of August 29, 2009, the Company had approximately $16.4 million of short-term investments, which consisted solely of $19.3 million of auction rate securities (“ARS”) at cost, less a fair value adjustment of approximately $2.9 million.  The fair value of the ARS was determined utilizing a discounted cash flow method based on market rates and an estimated period of time the ARS are expected to be held.

Substantially all of the Company’s ARS are collateralized by student loans. As of August 29, 2009, a majority of its ARS had AAA (Standard & Poor’s), Aaa (Moody’s), or AAA (Fitch) credit ratings.  As of August 29, 2009, the repayment of approximately 80% of the student loans, which serve as collateral for the ARS held by the Company, was substantially backed by the United States government.  Until February 2008, the ARS market was liquid and auctions for ARS held by the Company did not fail. However, beginning in February 2008, auctions for the ARS held by the Company began to fail and have continued to fail up to and as of the date of this report.

Based on current market conditions, management believes that it is likely that auctions related to the Company’s ARS will continue to be unsuccessful for the near term.  Unsuccessful auctions have limited the

Company’s ability to access these funds.  Management anticipates the liquidity of the ARS will continue to be restricted until there is a successful auction, such time as another market for the ARS develops, the ARS are called by the issuer or they are redeemed as described below.

All of the ARS owned by the Company were purchased through UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”) and are held, for the benefit of the Company, by UBS.  In November 2008, the Company accepted a settlement offer from UBS to restore liquidity to its clients who hold ARS.  The settlement grants the Company certain ARS rights.  These ARS rights provide the Company the ability to redeem its ARS at par during a two-year time period beginning June 30, 2010.  During this time, the Company may choose to continue to hold some, or all, of its ARS and earn interest or sell some, or all, of its ARS to UBS at par plus accrued interest.  The ARS rights are not transferable, tradable or marginable and will not be listed or quoted on any securities or exchange or any electronic communications network.  The Company reclassified its ARS to short-term during the second quarter of fiscal 2010.

Upon acceptance of the settlement offer, the Company classified its ARS as trading securities and elected, pursuant to SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), to record the ARS rights at fair value on a recurring basis utilizing significant unobservable inputs in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).

The fair value of the ARS rights was estimated utilizing the Black-Scholes option pricing model and the forward contract method.  As of August 29, 2009, the fair value of the ARS rights was determined to be approximately $2.7 million and the ARS rights were recorded within other current assets on the consolidated financial statements.

Prior to acceptance of the UBS settlement offer, the Company classified its ARS as available-for-sale securities.  As of August 30, 2008, the Company had approximately $18.5 million of long-term investments consisting solely of $19.5 million of ARS, less a valuation allowance of $1.0 million, which reflected management’s estimate of fair value given the current lack of liquidity of these investments while taking into account the current credit quality of the underlying securities.

Merchandise Sourcing

In fiscal 2009, the Company underwent a significant shift in its sourcing structure by aligning itself with new key suppliers with expertise along all of the Company’s merchandise categories.  As a result of partnering with these new vendors, the Company was able to diversify country of production, improve payment terms, increase flexibility and reduce risk.  Prior to fiscal 2009, the Company directly imported the majority of its goods as the declared importer of record.  The Company directly imported approximately 7% of its total merchandise purchases in the six month period ended August 29, 2009, down from 70% for the six months ended August 30, 2008.  Substantially all of its remaining merchandise purchases were made from U.S.-based companies who import goods from overseas.  This reliance on sourcing from foreign countries may cause the Company to be exposed to certain risks as indicated below and as discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.

Import restrictions, including tariffs and quotas, and changes in such restrictions, could affect the import of apparel and might result in increased costs, delays in merchandise receipts and/or reduced supplies of apparel available to the Company, and could therefore have an adverse effect on the Company’s financial condition, results of operations and liquidity.  The Company’s merchandise flow could also be adversely affected by political instability in any of the countries in which its merchandise is manufactured or by changes in the United States’ governmental policies toward such foreign countries.  In addition, merchandise receipts could be delayed due to interruptions in air, ocean and ground shipments.

The Company does not have long-term purchase commitments or arrangements with any of its suppliers or agents.  During the three and six month periods ended August 29, 2009, two of the Company’s vendors each supplied the Company with greater than 10% of its merchandise inventory purchases.  For the second quarter of fiscal 2010, these two vendors supplied approximately 26% and 17% of the Company’s merchandise purchases, and for the six month period ended August 29, 2009, the two vendors supplied approximately 26% and 15% of the Company’s merchandise purchases.

Although the Company has positive relationships with these two vendors, there can be no assurance that these relationships can be maintained in the future or that the vendors will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from these vendors, management believes that it will be able to shift production to other suppliers so as to continue to secure the required volume of merchandise.  Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on the Company’s financial position or results of operations.

In the six months ended August 30, 2008, the Company purchased approximately 42% of its merchandise through one buying agent (the “Agent”).  The Company and the Agent terminated their sourcing arrangement effective as of the end of December 2008.  As a result, the Company did not purchase any merchandise through the Agent in the first six months of fiscal 2010.

Quarterly Results and Seasonality

The Company’s quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, timing of promotional events and new store openings, adverse weather conditions, shifts in the timing of certain holidays and customer response to the Company’s seasonal merchandise mix.

Inflation

As the operations of the Company are influenced by general economic conditions, the Company’s management believes that rising prices, resulting particularly from higher gasoline and food costs, had a negative effect on the Company’s results of operations during the first and second quarters of fiscal 2009.  Management does not believe that inflation had a material effect on the Company’s results of operations in the third and fourth quarters of fiscal 2009 or the first half of fiscal 2010.

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

The words or phrases “will likely result,” “are expected to,” “will continue,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast,” “plans to,” “intend,” “intends” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  In particular, the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Quarterly Report on Form 10-Q.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates.  The Company’s results of operations could be negatively impacted by decreases in interest rates on its investments, including its investments in ARS.  Please see

Note 3 to the Consolidated Financial Statements and MD&A for further information regarding the Company’s investments in ARS.

The Company is potentially exposed to market risk from changes in interest rates relating to its Credit Facility with Wells Fargo.  Loans under the Credit Facility bear interest at Wells Fargo’s prime rate, 3.25% as of August 29, 2009, less 0.25%, or the one, three, or six month LIBOR rate, based on the length of time the advance is outstanding.  However, the Company had no revolving credit loan borrowings under the Credit Facility during the first six months of fiscal 2010 or fiscal 2009.  Given its existing liquidity position, the Company does not expect to utilize the Credit Facility in the reasonably foreseeable future other than to potentially use letters of credit to support the import of merchandise.

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

(b)       Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended August 29, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.

RISK FACTORS

The factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 28, 2009 should be carefully considered as they could materially affect the Company’s business, financial condition or future results.  There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.

ITEM 2.

UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON

SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO

A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on July 29, 2009, in Minneapolis, Minnesota.  The Company solicited proxies and filed a definitive proxy statement with the United States Securities and Exchange Commission pursuant to Regulation 14A.  Holders of 33,954,525 shares of the Company’s common stock were present in person, or by proxy, representing 95.59% of the Company’s 35,519,237 shares of common stock entitled to vote on the record date.  The matters voted upon and the votes cast at the meeting were as follows:

Item 1.             Election of two Class III Directors (for a term of three years expiring in 2012):

Vote
Director	For	Withheld
Mark A. Cohn	27,200,141	6,754,384
James J. Fuld, Jr.	27,043,866	6,910,659

Other individuals whose term of office as Director continued after the Company’s annual meeting included Larry C. Barenbaum, Martin L. Bassett, Robert Ezrilov, Anne L. Jones, and Lorna E. Nagler.

Item 2.             Proposal to Approve the Christopher & Banks Corporation 2009 Qualified Annual Incentive Plan:

Vote
			Broker
For	Against	Abstain	Non-Vote
33,360,194	574,504	19,827	—

Item 3.           Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending February 27, 2010:

Vote
			Broker
For	Against	Abstain	Non-Vote
33,427,966	509,367	17,192	—

Item 4.           Consideration of a stockholder proposal requesting that the Board of Directors take the necessary steps to declassify the Board of Directors:

Vote
			Broker
For	Against	Abstain	Non-Vote
26,327,687	5,738,471	62,403	1,825,964

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

10.1	Christopher & Banks Corporation 2009 Qualified Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 4, 2009)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated:	October 8, 2009	By	/S/ LORNA E. NAGLER

Lorna E. Nagler
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	October 8, 2009	By	/S/ RODNEY CARTER

Rodney Carter
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Christopher & Banks Corporation 2009 Qualified Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 4, 2009)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed with this report.