Form 10-Q
period 2009-11-28
CHRISTOPHER & BANKS CORP
filed 2010-01-07
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2009

or

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

As of December 24, 2009, 35,989,910 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands)

(Unaudited)

	November 28,	February 28,	November 29,
	2009	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$43,518	$78,814	$74,087
Short-term investments	48,968	—	—
Accounts receivable	5,841	3,921	6,742
Merchandise inventories	41,824	38,828	53,151
Prepaid expenses	2,476	1,938	11,243
Income taxes receivable	—	18,747	11,268
Current deferred tax asset	3,965	3,795	5,201
Other current assets	2,628	—	—
Total current assets	149,220	146,043	161,692
Property, equipment and improvements, net	104,709	120,347	129,067
Long-term investments	9,669	16,400	15,876
Deferred tax asset	7,809	4,328	4,781
Other assets	325	3,024	4,014
Total assets	$271,732	$290,142	$315,430

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,491	$19,806	$14,794
Accrued salaries, wages and related expenses	7,795	9,588	8,088
Other accrued liabilities	21,568	22,103	22,288
Other current liabilities	—	487	—
Total current liabilities	35,854	51,984	45,170
Non-current liabilities:
Deferred lease incentives	20,755	23,506	24,823
Deferred rent obligations	9,621	10,318	10,038
Other	3,717	4,110	4,219
Total non-current liabilities	34,093	37,934	39,080

Commitments	—	—	—
Stockholders’ equity:
Preferred stock – $0.01 par value, 1,000 shares authorized, none outstanding	—	—	—
Common stock – $0.01 par value, 74,000 shares authorized, 45,781, 45,258 and 45,303 shares issued and 35,990, 35,467 and 35,499 shares outstanding at November 28, 2009, February 28, 2009 and November 29, 2008, respectively	458	453	453
Additional paid-in capital	113,139	111,763	111,931
Retained earnings	200,864	200,720	231,655
Common stock held in treasury, 9,791 shares at cost at November 28, 2009 and February 28, 2009, and 9,804 shares at cost at November 29, 2008	(112,712)	(112,712)	(112,859)
Accumulated other comprehensive income (loss)	36	—	—
Total stockholders’ equity	201,785	200,224	231,180
Total liabilities and stockholders’ equity	$271,732	$290,142	$315,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	November 28,	November 29,
	2009	2008

Net sales	$132,000	$143,004

Costs and expenses:
Merchandise, buying and occupancy	78,205	91,914
Selling, general and administrative	37,535	45,204
Depreciation and amortization	6,469	6,548
Total costs and expenses	122,209	143,666

Operating income (loss)	9,791	(662)

Other income	107	619

Income (loss) from continuing operations before income taxes	9,898	(43)

Income tax provision (benefit)	2,926	(7,080)

Income from continuing operations	6,972	7,037

Loss from discontinued operations, net of income tax	—	(3,077)

Net income	$6,972	$3,960

Basic earnings (loss) per share:
Continuing operations	$0.20	$0.20
Discontinued operations	—	(0.09)

Earnings per basic share	$0.20	$0.11

Basic shares outstanding	35,178	35,099

Diluted earnings (loss) per share:
Continuing operations	$0.19	$0.20
Discontinued operations	—	(0.09)

Earnings per diluted share	$0.19	$0.11

Diluted shares outstanding	35,351	35,116

Dividends per share	$0.06	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Nine Months Ended
	November 28,	November 29,
	2009	2008

Net sales	$353,549	$426,850

Costs and expenses:
Merchandise, buying and occupancy	219,816	257,361
Selling, general and administrative	105,898	129,010
Depreciation and amortization	19,066	19,654
Total costs and expenses	344,780	406,025

Operating income	8,769	20,825

Other income	451	2,031

Income from continuing operations before income taxes	9,220	22,856

Income tax provision	2,694	2,034

Income from continuing operations	6,526	20,822

Loss from discontinued operations, net of income tax	—	(4,754)

Net income	$6,526	$16,068

Basic earnings (loss) per share:
Continuing operations	$0.18	$0.59
Discontinued operations	—	(0.14)

Earnings per basic share	$0.18	$0.46

Basic shares outstanding	35,135	35,091

Diluted earnings (loss) per share:
Continuing operations	$0.18	$0.59
Discontinued operations	—	(0.14)

Earnings per diluted share	$0.18	$0.46

Diluted shares outstanding	35,175	35,094

Dividends per share	$0.18	$0.18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	November 28,	November 29,
	2009	2008

Cash flows from operating activities:
Net income	$6,526	$16,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,066	19,754
Impairment of store assets	—	1,221
Deferred income taxes	(3,718)	254
Stock-based compensation expense	1,382	1,578
Loss on disposal of furniture, fixtures and equipment	130	553
Gain on trading securities	(150)	—
Changes in operating assets and liabilities:
Sales of trading securities	350	—
Increase in accounts receivable	(1,920)	(1,519)
Increase in merchandise inventory	(2,996)	(9,311)
(Increase) decrease in prepaid expenses and other current assets	(516)	354
(Increase) decrease in income taxes receivable	18,747	(6,237)
Decrease in other assets	65	9
Decrease in accounts payable	(12,035)	(587)
Decrease in accrued liabilities	(2,719)	(7,057)
Decrease in deferred lease incentives	(2,752)	(31)
Decrease in deferred rent obligations	(697)	(1,683)
Increase (decrease) in other liabilities	(488)	497
Net cash provided by operating activities	18,275	13,863

Cash flows from investing activities:
Purchases of property, equipment and improvements	(4,838)	(16,922)
Sales of investments	2,620	5,000
Purchases of investments	(44,970)	—
Net cash used in investing activities	(47,188)	(11,922)

Cash flows from financing activities:
Dividends paid	(6,383)	(6,346)
Net cash used in financing activities	(6,383)	(6,346)

Net decrease in cash and cash equivalents	(35,296)	(4,405)

Cash and cash equivalents at beginning of period	78,814	78,492

Cash and cash equivalents at end of period	$43,518	$74,087

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

The results of operations for the interim periods reflected in this report are not necessarily indicative of results to be expected for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal adjustments except as otherwise stated in these notes, necessary to present fairly the Company’s financial position as of November 28, 2009 and November 29, 2008, and its results of operations and cash flows for the three and nine month periods ended November 28, 2009 and November 29, 2008.  The Company has evaluated subsequent events through January 7, 2010, the date of issuance of the Company’s unaudited condensed consolidated financial statements, and determined that no such events have occurred requiring disclosure in its unaudited condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental generally accepted accounting principles in the United States (“GAAP”).  ASC 105-10 does not change existing GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents were superseded and all other accounting literature not included in ASC 105-10 has been considered non-authoritative.  However, SEC accounting and reporting standards will continue to be authoritative for SEC reporting entities.  The Company adopted ASC 105-10 during the third quarter of fiscal 2010.  ASC 105-10 is for disclosure purposes only and the adoption of ASC 105-10 did not impact the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued amendments to ASC 820-10, “Fair Value Measurements and Disclosures.”  Subsequently, in February 2008, the portion of these amendments related to non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis was deferred by the FASB for one year.  The Company adopted the deferred portion of the amendments to ASC 820-10 on March 1, 2009.  See Note 12, Fair Value Measurements, for additional disclosures required under these amendments to ASC 820-10 for non-financial assets and liabilities recognized or disclosed at fair value in the Company’s consolidated financial statements.  Other than such disclosures, the adoption of these amendments to ASC 820-10 did not have a material impact on the Company’s consolidated financial statements as reported herein.

In June 2008, the FASB issued amendments to ASC 260-10, “Earnings Per Share,” which require that unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are considered participating securities and should be included in the two-class method of computing earnings per share.  These amendments to ASC 260-10 were adopted by the Company effective March 1, 2009 and impacted the Company’s calculation of earnings per share beginning in the first quarter of the fiscal year ending February 27, 2010 (“Fiscal 2010”).  See Note 11, Earnings per Share, for further disclosure regarding the impact of the adoption of these amendments to ASC 260-10.

In April 2009, the FASB issued amendments to ASC 820-10, “Fair Value Measurements and Disclosures,” which require disclosures about the fair value of financial instruments in interim as well as in annual financial statements.  These amendments are effective for interim and annual financial periods ending after June 15, 2009.  The Company adopted these amendments to ASC 820-10 effective May 31, 2009.   The Company updated its disclosures as required by these amendments.

In May 2009, the FASB issued amendments to ASC 855-10, “Subsequent Events,” which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The amendments are based on the same principles as those that currently exist in the auditing standards.  The amendments are effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted these amendments to ASC 855-10 effective May 31, 2009.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 14” (“SFAS No. 166”).  SFAS No. 166 was issued to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of such a transfer on its financial position, financial performance and cash flows, and requires the reporting entity to provide information as to a transferor’s continuing involvement, if any, in transferred financial assets.  SFAS No. 166 is effective for the Company’s fiscal year beginning February 28, 2010. The Company does not believe the adoptions of SFAS No. 166 will have any impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB interpretation No. 46(R).  SFAS No. 167 seeks to improve financial reporting by requiring that entities perform an analysis to determine whether any variable interest or interest that they have give them a controlling financial interest in a variable interest entity. SFAS No. 167 is effective for annual financial periods beginning after November 15, 2009, and interim periods within that annual period, and therafter, and shall be applied prospectively.  Early adoption is prohibited.  The Company does not believe the adoption of SFAS No. 167 will have any impact on its financial position, results of operations or cash flows.

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

The operating results of all Acorn stores have been presented as discontinued operations, in accordance with ASC 205-20, “Discontinued Operations,” in the Condensed Consolidated Statement of Operations for the three and nine month periods ended November 29, 2008.  There was no activity relating to the Company’s discontinued Acorn operations during the three and nine month periods ended November 28, 2009.

The operating results of the discontinued operations for the three and nine month periods ended November 29, 2008 are summarized below (in thousands).

	Three Months Ended	Nine Months Ended
	November 29, 2008	November 29, 2008
Net sales	$3,015	$10,448

Loss before income tax benefit	$(4,713)	$(7,499)
Income tax benefit	(1,636)	(2,745)

Loss from discontinued operations	$(3,077)	$(4,754)

Income taxes have been allocated to continuing and discontinued operations based on the methodology required by ASC 740-270, “Income Taxes — Interim Reporting.”  Income taxes allocated to the results of discontinued operations are determined on the basis of a computation of taxes with and without the impact of results from discontinued operations and the difference in taxes between these computations is allocated to discontinued operations.

NOTE 3 — INVESTMENTS

Investments consisted of the following (in thousands):

	November 28, 2009		February 28, 2009		November 29, 2008
	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized
Description	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost

Available-for-sale securities short-term:
Variable Rate Demand Obligations	$19,450	$19,450	$—	$—	$—	$—
Municipal Bonds	13,047	13,040	—	—	—	—
U.S. Agency Securities	199	199	—	—	—	—

Trading securities short-term:
Auction Rate Securities	16,272	16,272	—	—	—	—

Total short-term investments	48,968	48,961	—	—	—	—

Available-for-sale securities long-term:
Municipal Bonds	3,152	3,132	—	—	—	—
U.S. Agency Securities	6,517	6,485	—	—	—	—

Trading securities long-term:
Auction Rate Securities	—	—	16,400	16,400	15,876	15,876

Total long-term investments	9,669	9,617	16,400	16,400	15,876	15,876

Total investments	$58,637	$58,578	$16,400	$16,400	$15,876	$15,876

The Company accounts for its investments in accordance with ASC 320-10 “Investments — Debt and Equity Securities” and, accordingly, its investment securities have been characterized as either “available-for-sale” or “trading.”  Available-for-sale securities are carried at fair value with unrealized gains and losses reported in shareholders’ equity as accumulated other comprehensive income (loss) net of tax.  Fair value for the Company’s available-for-sale securities is based on unadjusted quoted market prices for the securities in active markets with sufficient volume and frequency.  At November 28, 2009, gross unrealized losses on available for sale securities totaled approximately $5,000 (pre-tax) while gross unrealized gains totaled approximately $64,000 (pre-tax).   Gross realized gains and losses on the sale of available for sale securities during the nine months ended November 28, 2009 were not material.  Trading securities are measured at fair value each period with gains or losses resulting from changes in fair market value reported as realized gains or losses and included in earnings as other income (loss).  The Company’s primary investment strategy is preservation of principle.  The Company does not enter into investments for speculative purposes.

As of November 28, 2009, the Company’s available-for-sale investment securities were comprised of variable rate demand obligations, municipal bonds and U.S. Agency securities.  The Company had approximately $16.3 million of short-term trading securities as of November 28, 2009, which consisted solely of $19.1 million of auction rate securities (“ARS”) at cost, less a fair value adjustment of approximately $2.8 million.  The fair value of the ARS was determined utilizing a discounted cash flow method based on market rates and an estimated period of time the ARS are expected to be held.

Substantially all of the Company’s ARS are collateralized by student loans. As of November 28, 2009, a majority of its ARS had AAA (Standard & Poor’s), Aaa (Moody’s), or AAA (Fitch) credit ratings.  As of November 28, 2009, the repayment of approximately 80% of the student loans, which serve as collateral for the ARS held by the Company, was substantially backed by the United States government.

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

Upon acceptance of the settlement offer, the Company classified its ARS as trading securities and elected to record the ARS rights at fair value on a recurring basis utilizing significant unobservable inputs in accordance with ASC 820-10, “Fair Value Measurements and Disclosures.”  The fair value of the ARS rights was estimated utilizing the Black-Scholes option pricing model and the forward contract method.  As of November 28, 2009, the fair value of the ARS rights was determined to be approximately $2.6 million and the ARS rights were recorded within other current assets on the consolidated financial statements.  The Company redeemed $350,000 of ARS during the first nine months of fiscal 2010.

The balance of investments by contractual maturities at November 28, 2009 is shown below (in thousands).  Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay the obligations without prepayment penalties.

November 28,
2009
Due in one year or less	$48,968
Due after one year through three years	9,102
Due after three years through five years	—
Due after five years	567

Total investment securities	$58,637

NOTE 4 — MERCHANDISE INVENTORIES AND SOURCES OF SUPPLY

Merchandise inventories consisted of the following (in thousands):

	November 28,	February 28,	November 29,
Description	2009	2009	2008

Merchandise - in store	$40,115	$35,280	$51,859
Merchandise - in transit	1,709	3,548	1,292

	$41,824	$38,828	$53,151

The Company does not have long-term purchase commitments or arrangements with any of its suppliers or agents.  During the three and nine month periods ended November 28, 2009, three of the Company’s vendors each supplied the Company with greater than 10% of its merchandise inventory purchases.  For the third quarter of fiscal 2010, these three vendors supplied approximately 25%, 20% and 16% of the Company’s merchandise purchases.  In the nine month period ended November 28, 2009, the three vendors supplied approximately 25%, 12% and 16% of the Company’s merchandise purchases.

Although the Company has positive relationships with these three vendors, there can be no assurance that these relationships can be maintained in the future or that the vendors will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from these vendors, management believes that it will be able to shift production to other suppliers to continue to secure the required volume of merchandise.  Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on the Company’s financial position or results of operations.

In the nine months ended November 29, 2008, the Company purchased approximately 32% of its merchandise through one buying agent (the “Agent”).  The Company and the Agent terminated their sourcing arrangement effective as of the end of December 2008.  As a result, the Company did not purchase any merchandise through the Agent in the first nine months of fiscal 2010.

NOTE 5 — PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following (in thousands):

	Estimated	November 28,	February 28,	November 29,
Description	Useful Life	2009	2009	2008

Land	—	$1,597	$1,597	$1,597
Corporate office, distribution center and related building improvements	25 years	12,012	12,020	12,020
Store leasehold improvements	Term of related lease, typically 10 years	94,602	95,251	97,497
Store furniture and fixtures	Three to 10 years	113,189	113,697	115,404
Point of sale hardware and software	Five years	14,959	15,173	15,343
Computer hardware and software	Three to five years	21,168	21,123	16,796
Corporate office and distribution center furniture, fixtures and equipment	Seven years	3,822	3,634	3,163
Construction in progress	—	3,839	1,432	5,408
		265,188	263,927	267,228
Less accumulated depreciation and amortization		160,479	143,580	138,161

Net property, equipment and improvements		$104,709	$120,347	$129,067

The Company reviews long-lived assets with definite lives at least annually or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  The Company recorded no impairments of long-lived assets in the three and nine month periods ended November 28, 2009.  However, the general economic uncertainty affecting the retail industry makes it reasonably possible that the Company may identify and record long-lived asset impairments in future periods.

NOTE 6 — ACCRUED LIABILITIES

Other accrued liabilities consisted of the following (in thousands):

	November 28,	February 28,	November 29,
Description	2009	2009	2008

Gift card, certificate and store credit liabilities	$7,117	$11,434	$7,687
Accrued merchandise inventory receipts not yet invoiced	2,959	3,008	5,315
Accrued income, sales and other taxes payable	6,177	1,877	2,900
Accrued workers compensation liability	867	1,601	2,444
Accrued occupancy-related expenses	1,238	693	1,126
Other	3,210	3,490	2,816
	$21,568	$22,103	$22,288

The Company moved from a self insured to a fully insured workers compensation insurance program effective March 1, 2009.  The accrual balance at November 28, 2009 represents the estimated remaining current liability under the self insured program.  The estimated remaining non-current liability under the self insured program was approximately $700,000 as of November 28, 2009.

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

Loans under the Credit Facility bear interest at the prime rate minus 0.25%.  As of November 28, 2009, the prime rate was 3.25%.  The Credit Facility also provides the Company with the ability to borrow under the Credit Facility at an interest rate tied to the London Interbank Market Offered Rate (“LIBOR”).  Advances under the LIBOR option would be tied to the one, three, or six month LIBOR rate based on the length of time the corresponding advance is outstanding.

Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion of the facility as defined in the agreement, a collateral monitoring fee and a guarantee service charge.  Borrowings under the Credit Facility are collateralized by the Company’s equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Credit Facility during the first nine months of fiscal 2010 or fiscal 2009.  Historically, the Credit Facility has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at November 28, 2009 was $26.6 million.  The Company had no outstanding letters of credit as of November 28, 2009.  Accordingly, the availability of revolving credit loans under the Credit Facility was $26.6 million at November 28, 2009.

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of November 28, 2009, the most recent measurement date, the Company was in compliance with all of the restrictive covenants under the Credit Facility.

NOTE 8 — STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of ASC 718-10, “Stock Compensation.”  Total pre-tax compensation expense related to stock-based awards for the three months ended November 28, 2009 and November 29, 2008 was approximately $534,000 and $420,000, respectively.  For the nine months ended November 28, 2009 and November 29, 2008, pre-tax stock-based compensation expense totaled approximately $1.4 million and $1.6 million, respectively.  Stock-based compensation expense was included in merchandise, buying and occupancy expenses for the Company’s buying and distribution employees and in selling, general and administrative expenses for all other employees.

Methodology Assumptions:

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

The weighted average assumptions relating to the valuation of the Company’s stock option grants for the three and nine month periods ended November 28, 2009 and November 29, 2008 were as follows:

	Three Months Ended		Nine Months Ended
	November 28,	November 29,	November 28,	November 29,
	2009	2008	2009	2008
Expected dividend yield	3.35%	2.74%	4.83%	2.36%
Expected volatility	68.26%	51.05%	68.69%	49.37%
Risk-free interest rate	2.34%	2.92%	2.09%	2.72%
Expected term in years	5.0	5.0	4.67	4.40

Stock-Based Compensation Activity:

The following table presents a summary of the Company’s stock option activity for the nine months ended November 28, 2009:

					Weighted
		Weighted	Aggregate		Average
	Number	Average	Intrinsic	Weighted	Remaining
	of	Exercise	Value	Average	Contractual
	Shares	Price	(in thousands)	Fair Value	Life

Outstanding, beginning of period	1,587,345	$16.31	$3	$5.90
Vested	1,145,968	17.84	—	6.36
Unvested	441,377	12.32	3	4.70
Granted	653,500	5.42	598	2.24
Exercised	—	—	—	—
Canceled - vested	(500,459)	18.25	—	5.60
Canceled - unvested (forfeited)	(45,317)	14.98	2	5.93
Outstanding, end of period	1,695,069	11.71	611	4.30	7.40
Vested	796,762	16.93	2	5.99	5.41
Unvested	898,307	7.08	609	2.81	9.17
Exercisable, end of period	796,762	16.93	2	5.99	5.41

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

The following table presents a summary of the Company’s restricted stock activity for employees and non-employee directors for the nine months ended November 28, 2009:

		Aggregate
	Number	Intrinsic	Weighted
	of	Value	Average
	Shares	(in thousands)	Fair Value

Unvested, beginning of period	282,418	$1,099	$10.54
Granted	721,900	4,303	4.64
Vested	(46,518)	277	11.32
Canceled - Unvested (Forfeited)	(145,950)	870	9.52
Unvested, end of period	811,850	4,839	5.44

NOTE 9 — OTHER INCOME

Other income consisted of the following:

	Three Months Ended		Nine Months Ended
	November 28,	November 29,	November 28,	November 29,
Description	2009	2008	2009	2008

Interest income, net	$107	$619	$301	$2,031
Gain on investments carried at fair value	—	—	150	—
	$107	$619	$451	$2,031

NOTE 10 — INCOME TAXES

The Company’s effective tax rate for the three and nine month periods ended November 28, 2009 was 29.6% and 29.2%, respectively, which differed from the statutory rate due to the impact of permanent differences and state taxes on the annual effective tax rate and discrete income tax benefits of approximately $400,000 related to reductions to the reserve for unrecognized tax benefits.

As of November 28, 2009, the Company’s liability for unrecognized tax benefits associated with uncertain tax positions was approximately $3.0 million and the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.7 million.  The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense.  At November 28, 2009, the Company had accrued approximately $0.8 million for the potential payment of interest and penalties.

The Company and its subsidiaries are subject to U.S. federal income tax and the income tax of various state and local jurisdictions.  The Internal Revenue Service has completed its audit for tax years through fiscal 2006.  The Company is not subject to state income tax examination by taxing authorities for taxable years prior to fiscal 2004. During the quarter ended November 28, 2009, the Company settled a tax examination with a state tax authority decreasing the liability for unrecognized tax benefits by $300,000.  At November 28, 2009, the Company had ongoing audits with various other jurisdictions.  The Company does not believe that settlement of these examinations will have a significant impact on its liability for unrecognized tax benefits.

As of November 28, 2009, the Company had net deferred tax assets of $11.8 million.  Deferred income tax assets represent potential future income tax benefits.  Realization of these assets is ultimately dependent upon future taxable income.  No valuation allowance has been provided for deferred tax assets because management believes realization of the full amount of net deferred tax assets is more likely than not.  While the Company has a history of profits, its profitability has declined over the last three years and the Company recorded a net loss in fiscal 2009.  Therefore, earnings results in fiscal 2010 will be a significant factor in determining the Company’s ability to continue to carry these deferred tax assets without any valuation allowance.  The Company’s accounting for deferred taxes represents its best estimate of future events.  If future results from the Company’s operations are less than projected, a valuation allowance may be required to reduce deferred tax assets, which could have a material impact on the Company’s results of operations in the period in which it is recorded.  Significant negative events, including losses in future periods, would make it reasonably possible that valuation allowances against deferred tax assets would be required in future periods.

As of November 28, 2009, the Company had state net operating loss carryforwards which will result in state tax benefits of approximately $0.5 million.  These state net loss carryforwards will begin to expire in fiscal 2014.  Additionally, the Company has charitable contribution carryforwards that will expire fully in fiscal 2014.

NOTE 11 — EARNINGS PER SHARE

On March 1, 2009, the Company adopted FASB amendments to ASC 260-10, “Earnings Per Share,” which clarified that unvested share-based payment awards that contain nonforfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).  Participating securities under this statement include the Company’s unvested employee restricted stock awards with time-based vesting, which receive nonforfeitable dividend payments.  The calculation of EPS for the Company’s common stock shown below excludes the income attributable to these unvested employee restricted stock awards from the numerator and excludes the dilutive impact of these shares from the denominator.  All prior period EPS data presented has been adjusted retrospectively.

	Three Months Ended
	November 28,	November 29,
	2009	2008
Numerator (in thousands):
Net income attributable to Christopher & Banks Corporation	$6,972	$3,960
Income allocated to participating securities	(86)	(21)
Net income available to common shareholders	$6,886	$3,939

Denominator (in thousands):
Weighted average common shares outstanding - basic	35,178	35,099
Dilutive shares	173	17
Weighted average common and common equivalent shares outstanding - diluted	35,351	35,116

Net income per common share:
Basic	$0.20	$0.11
Diluted	$0.19	$0.11

	Nine Months Ended
	November 28,	November 29,
	2009	2008
Numerator (in thousands):
Net income attributable to Christopher & Banks Corporation	$6,526	$16,068
Income allocated to participating securities	(57)	(69)
Net income available to common shareholders	$6,469	$15,999

Denominator (in thousands):
Weighted average common shares outstanding - basic	35,135	35,091
Dilutive shares	40	3
Weighted average common and common equivalent shares outstanding - diluted	35,175	35,094

Net income per common share:
Basic	$0.18	$0.46
Diluted	$0.18	$0.46

The calculation of basic and diluted earnings per share for fiscal 2009 has been modified to reflect the requirements of the amendments to ASC 260-10.  The earnings per share for the three and the nine month periods ended November 29, 2008 have been adjusted to reflect the impact of this new accounting guidance to present them on a comparable basis with fiscal 2010. Diluted earnings per share for the quarter ended November 28, 2009 was reduced by $0.01 due to the application of ASC 260-10.  Basic and diluted earnings per share were reduced by $0.01 for the nine months ended November 28, 2009 due to the application of ASC 260-10.

Total stock options of approximately 1.4 million and 1.6 million were excluded from the shares used in the computation of diluted EPS for the three and nine month periods ended November 28, 2009, respectively, as they were anti-dilutive.  Total stock options of approximately 1.9 million were excluded from the shares used in the computation of diluted EPS for the three and nine month periods ended November 29, 2008 as they were anti-dilutive.

NOTE 12 — FAIR VALUE MEASUREMENTS

The Company adopted provisions of ASC 820-10, “Fair Value Measurement and Disclosure,” effective March 2, 2008, with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis and (b) all financial assets and liabilities.  On March 1, 2009, the Company adopted the provisions of ASC 820-10 relating to nonrecurring nonfinancial assets and nonfinancial liabilities.  The adoption of these provisions of ASC 820-10 did not have a material impact on the Company’s consolidated financial statements as reported herein.

Under ASC 820-10, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.  ASC 820-10 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances.  The hierarchy is broken down into three levels.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.   Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs for the asset or liability.   Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For the nine month periods ended November 28, 2009 and November 29, 2008, fair value under ASC 820-10 applied to the Company’s available-for-sale investment securities, ARS and ARS rights.  These financial assets are carried at fair value pursuant to the requirements of ASC 820-10.

As discussed in Note 3, auctions for ARS held by the Company failed beginning in February 2008, and have continued to fail through the date of this report.  As a result, investments in ARS are valued to reflect the current lack of liquidity of these investments while taking into account the credit quality of the underlying securities.  As also discussed in Note 3, in November 2008, the Company accepted UBS’s ARS settlement offer.  This resulted in the Company receiving ARS rights, which the Company has elected to account for at fair value.

The following tables provide information by level for assets and liabilities that are measured at fair value, as defined by ASC 820-10, on a recurring basis (in thousands).

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	November 28, 2009	Level 1	Level 2	Level 3

Assets:
Available-for-sale securities	$42,365	$42,365	$—	$—
Trading securities	16,272	—	—	16,272
ARS rights	2,628	—	—	2,628

Liabilities:	$—	$—	$—	$—

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	November 29, 2008	Level 1	Level 2	Level 3

Assets:
Available-for-sale securities	$—	$—	$—	$—
ARS	15,876	—	—	15,876
ARS rights	3,674	—	—	3,674

Liabilities:	$—	$—	$—	$—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

	Nine Months Ended		Nine Months Ended
	November 28, 2009		November 29, 2008
	ARS	ARS Rights	ARS	ARS Rights

Beginning balance	$16,400	$2,700	$23,350	$—
Total gains (losses):
Included in earnings	222	(72)	(3,674)	3,674
Included in other comprehensive income	—	—	1,200	—
Purchases, issuances and settlements	(350)	—	(5,000)	—
Transfers in and/or out of level 3	—	—	—	—

Ending balance	$16,272	$2,628	$15,876	$3,674

The Company did not have any financial assets, other than its available-for-sale securities, ARS and ARS rights, or nonfinancial assets or liabilities carried at fair value as of November 28, 2009 that were subject to disclosure within the three-tier hierarchy established by ASC 820-10.  The Company’s financial instruments, other than its available-for-sale securities, ARS and ARS rights, consist primarily of cash and cash equivalents, accounts receivable and accounts payable, the carrying value of which approximates fair value due to the short-term nature of the instruments.

NOTE 13 — COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	November 28,	November 29,	November 28,	November 29,
	2009	2008	2009	2008

Net income	$6,972	$3,960	$6,526	$16,068
Unrealized gains on investments, net of tax	36	—	36	—
Unrealized losses on investments reclassified to earnings, net of tax	—	1,200	—	1,200

Total comprehensive income	$7,008	$5,160	$6,562	$17,268

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

NOTE 15 — SEGMENT REPORTING

The Company operates in the retail apparel industry in which it primarily designs, sources and sells women’s apparel catering to females generally ranging in age from 40 to 60 who are typically part of a segment of the baby boomer demographic.  The Company has identified two operating segments (christopher & banks and cj banks) as defined ASC 280-10, “Segment Reporting.”

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

Segment Reporting:

	christopher & banks/	Corporate/
	cj banks	Administrative	Consolidated
Three Months Ended November 28, 2009:
Net sales	$132,000	$—	$132,000
Operating income (loss)	$23,749	$(13,958)	$9,791
Total assets	$152,392	$119,340	$271,742

Three Months Ended November 29, 2008:
Net sales	$143,004	$—	$143,004
Operating income (loss)	$16,737	$(17,399)	$(662)
Total assets	$145,851	$169,579	$315,430

	christopher & banks/	Corporate/
	cj banks	Administrative	Consolidated
Nine Months Ended November 28, 2009:
Net sales	$353,549	$—	$353,549
Operating income (loss)	$46,821	$(38,052)	$8,769
Total assets	$152,392	$119,340	$271,732

Nine Months Ended November 29, 2008:
Net sales	$426,850	$—	$426,850
Operating income (loss)	$71,107	$(50,285)	$20,822
Total assets	$145,851	$169,579	$315,430

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

As of November 28, 2009, the Company operated 812 stores in 46 states, including 543 christopher & banks stores, 268 cj banks stores and one dual-concept store.  The Company’s christopher & banks brand offers distinctive fashions featuring exclusively designed, coordinated assortments of women’s apparel primarily in sizes four to 16. The Company’s cj banks brand offers similar assortments of women’s apparel primarily in sizes 14W to 24W.  The Company’s dual-concept store offers an assortment of both christopher & banks and cj banks apparel servicing the petite, misses and plus size customer in one store.  The Company also operates e-commerce web sites for its two brands at www.christopherandbanks.com and www.cjbanks.com which, in addition to offering the apparel found in the Company’s christopher & banks and cj banks stores, also offer exclusive sizes and styles available only online.

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

The Company has competitively positioned itself to offer merchandise assortments balancing unique, novelty apparel with more classic, basic styles, at affordable prices.  To differentiate itself from its competitors, the Company’s buyers, working in conjunction with the Company’s internal design group, strive to create a merchandise assortment of coordinated outfits, the majority of which is manufactured exclusively for the Company under its proprietary christopher & banks and cj banks brand names.

Fiscal 2010 Third Quarter Summary

The Company’s results of operations for the third quarter of fiscal 2010 continued to be impacted by the challenging macro-economic environment.  Continued instability in the housing market and higher levels of unemployment, combined with general economic uncertainty, have impacted consumer spending patterns, particularly for discretionary retail purchases.

Same store sales declined 8% during the third quarter of fiscal 2010 compared to the prior year period.  This decrease was primarily a result of fewer transactions per store, partially offset by an increase in the average transaction value during the quarter compared to the third quarter of fiscal 2009.

Despite the pressure on sales, the Company ended the quarter with better than anticipated gross margins and above-plan cost savings.  Strong inventory controls exercised during the third quarter resulted in reduced markdown levels and improved gross profit.  Selling, general and administrative (“SG&A”) expenses declined by approximately $7.7 million in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.  Inventory on a per-store basis, excluding e-commerce inventory, was down 23% at the end of the third quarter compared to the end of the prior year period and the Company ended the quarter with $102.2 million of cash, cash equivalents and short-term and long-term investments.

The Company recorded net income of $7.0 million, or $0.19 per diluted share, in the third quarter of fiscal 2010, compared to net income from continuing operations of $7.0 million, or $0.20 per diluted share, for the third quarter of fiscal 2009.  In the first nine months of fiscal 2010, the Company opened one new christopher & banks store, three new cj banks stores and its first dual-concept store.  Six christopher & banks stores and two cj banks stores were closed during the first nine months of fiscal 2010.

Fiscal 2010 Outlook and Key Business Initiatives

Given the uncertain economic environment, the Company is approaching the fourth quarter of fiscal 2010 and the first half of fiscal 2011 with a continued focus on operating effectiveness, expense controls, disciplined inventory management and conservative capital spending.  The Company anticipates ending the fourth quarter of fiscal 2010 with per-store inventory levels up slightly on a percentage basis compared to levels at the end of the fourth quarter of fiscal 2009.  In the fourth quarter of fiscal 2010 and into fiscal 2011, the Company plans to proceed cautiously with inventory management and new store growth.  The Company currently plans for per-store inventory levels to increase modestly in the first half of fiscal 2011 as compared to the first half of fiscal 2010.  Additionally, the Company plans to open approximately ten new stores in fiscal 2011.

The Company continues to execute its cost reduction initiative.  In the first nine months of fiscal 2010, the Company achieved total SG&A savings of $23.1 million driven mainly by reductions in store payroll and other store-related operating expenses, marketing expenditures, benefits and IT-related costs.  The Company currently expects to achieve total SG&A cost savings of approximately $25 million for the full year of fiscal 2010.  The Company also continues to focus on reducing occupancy costs through lease renegotiations and diligently exercising rent reductions related to sales volume and co-tenancy lease violations.  Total fiscal 2010 capital expenditures are planned to be approximately $7 million, down from the $18.4 million of capital expenditures in fiscal 2009.

The Company also continues to employ strict inventory controls.  The Company plans to continue to enhance inventory productivity through SKU rationalization and improved store assorting based on sales volume, climate, size and fashion preferences.

The Company plans to continue to strengthen its Customer Relationship Management (“CRM”) programs in fiscal 2010 and fiscal 2011.  The Company has completed its migration to a new CRM database management system which is designed to ensure better customer data consistency across all channels, provide more robust customer and marketing analytics and to enable management of more complex and segmented communications campaigns.  In addition, the Company plans to continue to accumulate and incorporate customer data into its existing and new CRM programs to drive additional customer traffic to its stores and web sites, encourage cross shopping between its stores and online sites and increase overall brand awareness.  CRM efforts will focus primarily on email communication, which the Company believes is the most cost-effective and efficient method of communicating with customers.  In addition, the Company is tailoring more of its email messages to segmented groups of customers in an effort to provide more relevant and compelling offers and to drive stronger response rates from its messages.  The Company also plans to enhance its overall customer experience this Spring with the launch of a loyalty program.

The Company also continues to focus on smaller markets that have traditionally been the foundation of the Company’s success.  Approximately 50% of the Company’s stores are located in small, rural and captive markets.  While same store sales have declined in these markets, as have overall same store sales, the declines have been slightly less than in the remainder of the Company’s stores.  In addition to adjusting the merchandise mix in these areas, the Company plans to further develop its grassroots marketing efforts to increase communication with customers in these markets.  Stores located in the smaller, rural markets generally have higher productivity and lower occupancy costs, resulting in higher operating margins.

The Company continues to place additional focus on growth opportunities for its plus size brand, cj banks.  The Company opened its first dual-concept store during the second quarter of fiscal 2010.  This store offers merchandise from both of its christopher & banks and cj banks brands, and all three size ranges, misses, petite and plus, within one store, resulting in a greater opportunity to service the Company’s customers while increasing productivity and enhancing operating efficiencies.

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

The Company expects its christopher & banks and cj banks e-commerce businesses to continue to grow.  The Company plans to further enhance each web site’s visual presentation and to expand merchandise offerings to include increased levels of exclusive online-only merchandise categories, styles, sizes and lengths.  In an effort to drive additional traffic to its web sites, the Company intends to continue to increase its online marketing efforts and leverage its online associate ordering system, which allows the Company’s store associates the opportunity to service customers through direct access to the Company’s e-commerce sites.

While the Company’s management believes the retail and macro-economic environments will remain challenging in the fourth quarter of fiscal 2010 and into fiscal 2011, it also believes that it is taking actions to position the Company for stronger operating performance when economic conditions become more favorable.

Key Performance Indicators

The Company’s management evaluates the following items, which are considered key performance indicators, in assessing the Company’s performance:

Same store sales

The Company’s same store sales data is calculated based on the change in net sales for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall. Stores where square footage has been changed by more than 25 percent within the past 13 months are excluded from the same store sales calculation.  Stores closed during the year are included in the same store sales calculation only for the full months of the year the stores were open in both years.  In addition, sales which are initiated in stores but fulfilled through the Company’s e-commerce websites are included in the calculation of same store sales.

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

Operating income

The Company’s management views operating income as a key indicator of the Company’s success.  The key drivers of operating income are sales; merchandise, buying and occupancy costs; and the Company’s ability to control its other operating costs.

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

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in Note 1 of the notes to consolidated financial statements contained within the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009.  There have been no material changes in the Company’s critical accounting policies or estimates in the three and nine month periods ended November 29, 2009.  Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

The Company reviews long-lived assets with definite lives at least annually, or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  While the Company recorded no impairments of long-lived assets employed in continuing operations in the three or nine month periods ended November 28, 2009, the current challenging economic environment, combined with the continued instability in the housing market, higher levels of unemployment and general economic uncertainty affecting the retail industry, make it reasonably possible that long-lived asset impairments could be identified and recorded in future periods.

As of November 28, 2009, the Company had net deferred tax assets of approximately $11.8 million.  Deferred income tax assets represent potential future income tax benefits.  Realization of these assets is ultimately dependent upon future taxable income.  No valuation allowance has been provided for deferred tax assets because management believes realization of the full amount of net deferred tax assets is more likely than not.  While the Company has a history of profits, its profitability has declined over the last three years and the Company recorded a net loss in fiscal 2009.  Therefore, earnings results in fiscal 2010 will be a significant factor in determining the Company’s ability to continue to carry these deferred tax assets without any valuation allowance.  The Company’s accounting for deferred taxes represents its best estimate of future events.  If future results from the Company’s operations are less than projected, a valuation allowance may be required to reduce deferred tax assets, which could have a material impact on the Company’s results of operations in the period in which it is recorded.  Significant negative events, including losses in future periods, would make it reasonably possible that valuation allowances against deferred tax assets would be required in future periods.

Results of Operations

The following table sets forth consolidated operating statement data expressed as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	November 28,	November 29,	November 28,	November 29,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Merchandise, buying and occupancy costs	59.2	64.3	62.2	60.3
Selling, general and administrative expenses	28.4	31.6	29.9	30.2
Depreciation and amortization	5.0	4.6	5.4	4.6
Operating income (loss)	7.4	(0.5)	2.5	4.9
Other income	0.1	0.5	0.1	0.5
Income tax provision (benefit)	2.2	(5.0)	0.8	0.5
Income from continuing operations	5.3	5.0	1.8	4.9
Loss on discontinued operations, net of tax	—	(2.2)	—	(1.1)
Net income	5.3%	2.8%	1.8%	3.8%

Three Months Ended November 28, 2009 Compared to Three Months Ended November 29, 2008

Net Sales.  Net sales for the three months ended November 28, 2009 were $132.0 million, a decrease of $11.0 million or approximately 7.7%, from $143.0 million for the three months ended November 29, 2008.  The Company’s sales were negatively impacted in the third quarter of fiscal 2010 by the challenging macro-economic environment and related factors.  In particular, continued instability in the housing market and higher levels of unemployment, combined with general economic uncertainty, impacted consumer spending patterns, particularly for discretionary retail purchases.

The Company’s same store sales for the third quarter of fiscal 2010 declined 8% when compared to the corresponding period in fiscal 2009.  This decrease was primarily due to reduced customer traffic in the Company’s stores, which resulted in fewer transactions per store and fewer units sold overall.  These declines were partially offset by an increase in average unit retail price and average transaction value resulting from reduced levels of markdowns compared to the prior year period.

The decline in same store sales in the third quarter was partially offset by an increase in sales at the Company’s two e-commerce websites.  The Company operated 812 stores at November 28, 2009, compared to 821 stores, excluding Acorn stores, as of November 29, 2008.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $78.2 million, or 59.2% of net sales, during the third quarter of fiscal 2010, compared to $91.9 million, or 64.3% of net sales, during the same period in fiscal 2009, resulting in approximately 510 basis points of positive leverage compared to the prior year period.

Strong inventory controls exercised during the third quarter resulted in reduced markdown levels which was the main factor driving improved merchandise and gross profit margins.  The relatively fixed components of buying and occupancy costs were essentially flat as a percentage of net sales in the third quarter of fiscal 2010 when compared to the same period in fiscal 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended November 28, 2009 were $37.5 million, or 28.4% of net sales, compared to $45.2 million, or 31.6% of net sales, for the three months ended November 29, 2008, resulting in approximately 320 basis points of positive leverage.

SG&A expenses were reduced by approximately $7.7 million in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 primarily as a result of the Company’s cost reduction efforts.  Significant savings were realized in store payroll and other store-related operating expenses, marketing expenditures, benefits and IT-related costs.

Depreciation and Amortization.  Depreciation and amortization was $6.5 million, or 5.0% of net sales, in the third quarter of fiscal 2010, compared to $6.5 million, or 4.6% of net sales, in the third quarter of fiscal 2009.

Operating Income (Loss).  Based on the foregoing, the Company recorded operating income of $9.8 million, or 7.4% of net sales for the quarter ended November 28, 2009, compared to an operating loss of $0.7 million, or 0.5% of net sales for the quarter ended November 29, 2008.

Other Income.  For the three month periods ended November 28, 2009 and November 29, 2008, other income consisted solely of $107,000 and $619,000, respectively, of interest income.  The decrease in interest income resulted from lower interest rates on cash, cash-equivalents and investments in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.

Income Taxes.  Income tax expense in the third quarter of fiscal 2010 was $2.9 million, with an effective tax rate of 29.6%, compared to an income tax benefit of $7.1 million in the third quarter of fiscal 2009.  The effective tax rate in the third quarter of fiscal 2010 was affected by the impact of permanent differences and state taxes on the annual effective tax rate and discrete income tax benefits of approximately $400,000 related to reductions to the reserve for unrecognized tax benefits.

Income taxes in the third quarter of fiscal 2009 were allocated to continuing and discontinued operations based on the methodology required by ASC 740-270, “Income Taxes — Interim Reporting.”  Income taxes allocated to the results of discontinued operations were determined on the basis of a computation of taxes with and without the impact of results from discontinued operations and the difference in taxes between these computations was allocated to discontinued operations.

Income from Continuing Operations.  As a result of the foregoing factors, the Company reported income from continuing operations of $7.0 million, or 5.3% of net sales, for the three months ended November 28, 2009, compared to income from continuing operations of $7.0 million, or 5.0% of net sales, for the three months ended November 29, 2008.

Loss on Discontinued Operations, Net of Tax. The Company reported a pre-tax loss on discontinued operations of $4.7 million for the three months ended November 29, 2008 related to store-level operating losses at the Company’s Acorn stores.  Net of tax, the loss on discontinued operations was $3.1 million.  There were no expenses related to discontinued operations recorded during the third quarter of fiscal 2010.

Net Income.  As a result of the foregoing factors, the Company recorded net income of $7.0 million, or 5.3% of net sales and $0.19 per diluted share, for the three months ended November 28, 2009, compared to net income of $4.0 million, or 2.8 % of net sales and $0.11 per diluted share, for the three months ended November 29, 2008.

Nine Months Ended November 28, 2009 Compared to Nine Months Ended November 29, 2008

Net Sales.  Net sales from for the nine months ended November 28, 2009 were $353.5 million, a decrease of $73.4 million, or approximately 17.2%, from $426.9 million for the nine month period ended November 29, 2008.  The Company’s sales were negatively impacted in the first nine months of fiscal 2010 by the challenging macro-economic environment and related factors.  In particular, continued instability in the housing market and higher levels of unemployment, combined with general economic uncertainty, impacted consumer spending patterns, particularly for discretionary retail purchases.

The Company’s same store sales declined 18% in the first nine months of fiscal 2010 when compared to the corresponding period in fiscal 2009.  This decrease was primarily due to reduced customer traffic at the Company’s stores resulting in fewer transactions per store and fewer units sold overall, partially offset by an increase in average unit retail.  In addition, the average transaction value declined slightly in the first nine months of the year compared to the first nine months of fiscal 2009.  By quarter, the Company’s same store sales declined 24%, 22% and 8% in the first, second and third quarters of fiscal 2010, compared to the first, second and third quarters of fiscal 2009, respectively.

The decline in same store sales was partially offset by an increase in sales at the Company’s two e-commerce websites.  The Company operated 812 stores at November 28, 2009, compared to 821 stores, excluding Acorn stores, as of November 29, 2008.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $219.8 million, or 62.2% of net sales, during the first nine months of fiscal

2010, compared to $257.4 million, or 60.3% of net sales, during the same period in fiscal 2009, resulting in approximately 190 basis points of deleverage compared to the prior year period.

The decline in gross profit margin in the first nine months of fiscal 2010, compared to the first nine months of fiscal 2009, was attributable to erosion of merchandise margins due to elevated markdown levels and promotional activity in the first and second quarters, partially offset by reduced markdown levels in the third quarter and deleveraging of buying and occupancy costs associated with the 18% decline in same store sales in the first nine months of fiscal 2010.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the nine months ended November 28, 2009 were $105.9 million, or 29.9% of net sales, compared to $129.0 million, or 30.2% of net sales, for the nine months ended November 29, 2008, resulting in approximately 30 basis points of positive leverage.

SG&A expenses were reduced by approximately $23.1 million in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009, primarily as a result of the Company’s cost reduction initiatives.  Significant savings were realized in store payroll and other store-related operating expenses, marketing expenditures, travel, benefits and IT-related costs.  Approximately $0.02 per share of the savings realized in the first nine months of fiscal 2010 was non-recurring, related to lower compensation costs and a legal settlement.

Depreciation and Amortization.  Depreciation and amortization was $19.1 million, or 5.4% of net sales, in the first nine months of fiscal 2010, compared to $19.7 million, or 4.6% of net sales, in the first nine months of fiscal 2009.  The decrease in the amount of depreciation and amortization resulted from a reduction of capital expenditures in fiscal 2010 compared to fiscal 2009 and from asset impairment charges recorded in the fourth quarter of fiscal 2009.  Capital expenditures in the first nine months of fiscal 2010 totaled $4.8 million, compared to $16.9 million in the first nine months of fiscal 2009, while approximately $4.6 million of asset impairment charges were recorded in the fourth quarter of fiscal 2009.

Operating Income (Loss).  Based on the foregoing, the Company recorded operating income of $8.8 million, or 2.5% of net sales, for the nine months ended November 28, 2009, compared to operating income of $20.8 million, or 4.9% of net sales, for the nine months ended November 29, 2008.

Other Income.  For the nine months ended November 28, 2009, other income included interest income of $301,000 and $150,000 of net unrealized gains on the Company’s ARS and ARS Rights.  In the nine months ended November 29, 2008, other income consisted solely of $2.0 million of interest income.  The decrease in interest income resulted from lower interest rates on cash, cash-equivalents and investments in the first three quarters of fiscal 2010 compared to the first three quarters of fiscal 2009.

Income Taxes.  Income tax expense in the first nine months of fiscal 2010 was $2.7 million, with an effective tax rate of 29.2%, compared to $2.0 million, with an effective tax rate of 8.9%, in the first nine months of fiscal 2009.  The effective tax rate in the first nine months of fiscal 2010 was affected by the impact of permanent differences and state taxes on the annual effective tax rate and discrete income tax benefits of approximately $400,000 related to reductions to the reserve for unrecognized tax benefits.

Income taxes in the first nine months of fiscal 2009 were allocated to continuing and discontinued operations based on the methodology required by ASC 740-270, “Income Taxes — Interim Reporting.”  Income taxes allocated to the results of discontinued operations were determined on the basis of a computation of taxes with and without the impact of results from discontinued operations and the difference in taxes between these computations was allocated to discontinued operations.

Income from Continuing Operations.  As a result of the foregoing factors, the Company reported income from continuing operations of $6.5 million, or 1.8% of net sales, for the nine months ended November 28, 2009, compared to income from continuing operations of $20.8 million, or 4.9% of net sales, for the nine months ended November 29, 2008.

Loss on Discontinued Operations, Net of Tax.  The Company reported a pre-tax loss on discontinued operations of $7.5 million for the nine months ended November 29, 2008 related to store-level operating losses at the Company’s Acorn stores and impairment charges related to Acorn store assets.  Net of tax, the loss on discontinued operations was $4.8 million.  There were no expenses related to discontinued operations recorded during the nine months ended November 28, 2009.

Net Income (Loss).  As a result of the foregoing factors, the Company recorded net income of $6.5 million, or 1.8% of net sales and $0.18 per diluted share, for the nine months ended November 28, 2009, compared to net income of $16.1 million, or 3.8% of net sales and $0.46 per diluted share, for the nine months ended November 29, 2008.

Liquidity and Capital Resources

The Company’s principal on-going cash requirements are to fund working capital needs, such as purchasing merchandise inventory, financing the construction of new stores, remodeling of certain existing stores and making information technology-related and other capital expenditures.  Merchandise purchases vary on a seasonal basis, peaking in the fall.  As a result, the Company’s cash requirements historically reach their peak in October or November, during the Company’s third fiscal quarter.  Conversely, the Company’s cash balances typically peak for the year in January, during the Company’s fourth fiscal quarter, after the holiday selling season is completed.

Net cash provided by operating activities

Net cash provided by operating activities totaled $18.3 million in the first nine months of fiscal 2010, an increase of approximately $4.4 million from $13.9 million for the first nine months of fiscal 2009.  The increase was primarily a result of a decrease in income taxes receivable, partially offset by a decrease in accounts payable and a decrease in net income.

Significant fluctuations in the Company’s working capital accounts in the first nine months of fiscal 2010 included an $18.7 million decrease in income taxes receivable, a $12.0 million decrease in accounts payable and a $2.7 million decrease in accrued liabilities.  The decrease in income taxes receivable was due to refunds received on estimated tax payments made during the first half of fiscal 2009 and net operating loss carrybacks.  The decrease in accounts payable in the first nine months of fiscal 2010 resulted from shifts in the timing of merchandise inventory payments.  The decrease in accrued liabilities primarily resulted from a decline in the amount of outstanding gift cards.

The remainder of the change in cash provided by operating activities was substantially the result of net income recorded during the first nine months of fiscal 2010, after adjusting for non-cash items, including depreciation and amortization expense, deferred income taxes, stock-based compensation expense, loss on the disposal of furniture, fixtures and equipment and various other changes in the Company’s other operating assets and liabilities.

Net cash used in investing activities

Net cash used in investing activities in the first nine months of fiscal 2010 consisted of $42.4 million of net investment purchases and $4.8 million of capital expenditures.  The Company opened five new stores during the first nine months of fiscal 2010.  The Company also made other investments in its stores, corporate office and distribution center facility during the nine months ended November 28, 2009.  The Company expects to fund approximately $7 million of total capital expenditures for all of fiscal 2010.

Net cash used in financing activities

Net cash of $6.4 million was used in the first nine months of fiscal 2010 for the payment of three quarterly cash dividends.

The Company anticipates its cash and cash equivalents, combined with cash flows from operations, will be sufficient to meet its capital expenditure, working capital and other liquidity requirements for the remainder of fiscal 2010 and all of fiscal 2011.

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

Loans under the Credit Facility bear interest at the prime rate minus 0.25%.  As of November 28, 2009, the prime rate was 3.25%.  The Credit Facility also provides the Company with the ability to borrow under the Credit Facility at an interest rate tied to the London Interbank Market Offered Rate (“LIBOR”).  Advances under the LIBOR option would be tied to the one, three, or six month LIBOR rate based on the length of time the corresponding advance is outstanding.

Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion of the facility as defined in the agreement, a collateral monitoring fee and a guarantee service charge.  Borrowings under the Credit Facility are collateralized by the Company’s equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Credit Facility during the first nine months of fiscal 2010 or fiscal 2009.  Historically, the Credit Facility has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at November 28, 2009 was $26.6 million.  The Company had no outstanding letters of credit as of November 28, 2009.  Accordingly, the availability of revolving credit loans under the Credit Facility was $26.6 million at November 28, 2009.

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of November 28, 2009, the most recent measurement date, the Company was in compliance with all of the restrictive covenants under the Credit Facility.

Auction Rate Securities

The Company had approximately $16.3 million of short-term trading securities as of November 28, 2009, which consisted solely of $19.1 million of auction rate securities (“ARS”) at cost, less a fair value adjustment of approximately $2.8 million.  The fair value of the ARS was determined utilizing a discounted cash flow method based on market rates and an estimated period of time the ARS are expected to be held.

Substantially all of the Company’s ARS are collateralized by student loans. As of November 28, 2009, a majority of its ARS had AAA (Standard & Poor’s), Aaa (Moody’s), or AAA (Fitch) credit ratings.  As of November 28, 2009, the repayment of approximately 80% of the student loans, which serve as collateral for the ARS held by the Company, was substantially backed by the United States government.  Until February 2008, the ARS market was liquid and auctions for ARS held by the Company did not fail.  However, beginning in February 2008, auctions for the ARS held by the Company began to fail and have continued to fail up to and as of the date of this report.

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

Upon acceptance of the settlement offer, the Company classified its ARS as trading securities and elected to record the ARS rights at fair value on a recurring basis utilizing significant unobservable inputs in accordance with ASC 820-10, “Fair Value Measurements and Disclosures.”  The fair value of the ARS rights was estimated utilizing the Black-Scholes option pricing model and the forward contract method.  As of November 28, 2009, the fair value of the ARS rights was determined to be approximately $2.6 million and the ARS rights were recorded within other current assets on the consolidated financial statements.

Please see Note 3 and Note 12 to the Consolidated Financial Statements for further information regarding the Company’s investments in ARS.

Merchandise Sourcing

In fiscal 2009, the Company underwent a significant shift in its sourcing structure by aligning itself with new key suppliers with expertise along all of the Company’s merchandise categories.  As a result of partnering with these new vendors, the Company was able to diversify country of production, improve payment terms, increase flexibility and reduce risk.  Prior to fiscal 2009, the Company directly imported the majority of its goods as the declared importer of record.  The Company directly imported approximately 12% of its total merchandise purchases in the nine month period ended November 28, 2009, down from 59% for the nine months ended November 29, 2008.  Substantially all of its remaining merchandise purchases were made from U.S.-based companies who import goods from overseas.  This reliance on sourcing from foreign countries may cause the Company to be exposed to certain risks as indicated below and as discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.

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

The Company does not have long-term purchase commitments or arrangements with any of its suppliers or agents.  During the three and nine month periods ended November 28, 2009, three of the Company’s vendors each supplied the Company with greater than 10% of its merchandise inventory purchases.  For the third quarter of fiscal 2010, these three vendors supplied approximately 25%, 20% and 16% of the Company’s merchandise purchases.  In the nine month period ended November 28, 2009, the three vendors supplied approximately 25%, 12% and 16% of the Company’s merchandise purchases.

Although the Company has positive relationships with these three vendors, there can be no assurance that these relationships can be maintained in the future or that the vendors will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from these vendors, management believes that it will be able to shift production to other suppliers to continue to secure the required volume of merchandise.  Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on the Company’s financial position or results of operations.

In the nine months ended November 29, 2008, the Company purchased approximately 32% of its merchandise through one buying agent (the “Agent”).  The Company and the Agent terminated their sourcing arrangement effective as of the end of December 2008.  As a result, the Company did not purchase any merchandise through the Agent in the first nine months of fiscal 2010.

Quarterly Results and Seasonality

The Company’s quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, timing of promotional events and new store openings, adverse weather conditions, shifts in the timing of certain holidays and customer response to the Company’s seasonal merchandise mix.

Inflation

As the operations of the Company are influenced by general economic conditions, the Company’s management believes that rising prices, resulting particularly from higher gasoline and food costs, had a negative effect on the Company’s results of operations during the first and second quarters of fiscal 2009.  Management does not believe that inflation had a material effect on the Company’s results of operations in the third and fourth quarters of fiscal 2009 or the first nine months of fiscal 2010.

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

The words or phrases “will likely result,” “are expected to,” “will continue,” “estimate,” “project,” “believe,” “expect,” anticipate,” “forecast,” “plans to,” “intend,” “intends” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  In particular, the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Quarterly Report on Form 10-Q.

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

The Company is potentially exposed to market risk from changes in interest rates relating to its Credit Facility with Wells Fargo.  Loans under the Credit Facility bear interest at Wells Fargo’s prime rate, 3.25% as of November 28, 2009, less 0.25%, or the one, three, or six month LIBOR rate, based on the length of time the advance is outstanding.  However, the Company had no revolving credit loan borrowings under the Credit Facility during the first nine months of fiscal 2010 or fiscal 2009.  Given its existing liquidity position, the Company does not expect to utilize the Credit Facility in the reasonably foreseeable future other than to potentially use letters of credit to support the import of merchandise.

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

(b)       Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended November 28, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHRISTOPHER & BANKS CORPORATION

Dated: January 7, 2010	By	/S/ LORNA E. NAGLER

Lorna E. Nagler
President and Chief Executive Officer
(Principal Executive Officer)

Dated: January 7, 2010	By	/S/ RODNEY CARTER

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