Form 10-K
period 2010-02-27
CHRISTOPHER & BANKS CORP
filed 2010-05-13
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended February 27, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐  YES   ☒   NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐  YES   ☒   NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  YES   ☐   NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐  YES   ☐   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  YES   ☒   NO

The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant as of August 29, 2009, was approximately $252,951,000 based on the closing price of such stock as quoted on the New York Stock Exchange ($7.19) on such date.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, was 35,801,444 as of May 3, 2010 (excluding treasury shares of 9,790,718).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held July 27, 2010 (the “Proxy Statement”) are incorporated by reference into Part III.

CHRISTOPHER & BANKS CORPORATION

2010 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.

BUSINESS

General

Christopher & Banks Corporation is a Minneapolis, Minnesota-based retailer of women’s apparel, which operates retail stores through its wholly-owned subsidiaries, collectively referred to as “Christopher & Banks” or the “Company.”  As of May 3, 2010, the Company operated 797 stores in 46 states, including 533 Christopher & Banks stores, 262 C.J. Banks stores, and two dual-concept stores.  The company also operates two e-Commerce enabled web sites for its two brands at www.christopherandbanks.com and www.cjbanks.com.

History

Christopher & Banks Corporation, a Delaware corporation, was incorporated in 1986 to acquire Braun’s Fashions, Inc., which had operated as a family-owned business since 1956.  The Company became a publicly traded corporation in 1992 and in July 2000, the Company’s stockholders approved a change in the Company’s name from Braun’s Fashions Corporation to Christopher & Banks Corporation.  The Company’s plus-size C.J. Banks brand was developed internally and opened its first stores in August 2000.  The Company’s Christopher & Banks and C.J. Banks e-Commerce websites began operating in February 2008 to further meet its customers’ needs for unique style, quality, value and convenience.

Christopher & Banks/C.J. Banks brands

The Company’s Christopher & Banks brand offers distinctive fashions featuring exclusively designed, coordinated assortments of women’s apparel in sizes 4 to 16 in its 533 stores and on its web site at www.christopherandbanks.com.  In addition, petite sizes are offered in approximately 300 of the Company’s Christopher & Banks stores and online.  The Company’s C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W in its 262 stores and on its web site at www.cjbanks.com.  Approximately 30 of the Company’s Christopher & Banks stores carry edited assortments, or “capsules,” of its C.J. Banks plus size merchandise.  The Company’s two dual-concept stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the petite, misses and plus size customer in one location.

The casual lifestyle brand fashions sold by Christopher & Banks and C.J. Banks are typically suitable for both work and leisure activities and are offered at moderate price points.  The target customer for Christopher & Banks and C.J. Banks generally ranges in age from 40 to 60 and is typically part of the female baby boomer demographic.

Segments

For details regarding the operating performance of the Company’s reportable segments, see Note 21, Segment Reporting, to the consolidated financial statements, which are incorporated herein by reference.

Strategy

The Company strives to provide its customers with quality apparel at a great value and a consistent fit with wardrobing versatility.  The Company’s overall strategy for its two brands, Christopher & Banks and C.J. Banks, is to offer a compelling, evolving assortment of apparel through its stores and e-Commerce web sites in order to satisfy its target customers’ expectations for style, quality, value and fit, while providing exceptional, personalized customer service.

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

Fiscal 2011 Key Initiatives

In addition to approaching all of the Company’s operations with continued financial discipline and rigor, the Company is placing added focus on the following key initiatives in fiscal 2011. These key initiatives are designed to drive long-term sales and profits and are described in more detail in the discussion of the Company’s business which follows.

•                  Increasing store productivity

•                  Increase productivity at existing stores

•                  Enhance in-store experience

•                  Add productive new stores

•                  Greater focus on marketing

•                  Brand differentiation

•                  Targeted messaging

•                  Focused merchandising

•                  Implement product extensions

•                  Continue product innovation

•                  Growing e-Commerce channel

•                  Increase multi-channel shopping

•                  Expand product lines and size extensions

•                  Ensuring infrastructure efficiency

•                  Improving scalable and cost effective information technology infrastructure

Store Productivity

The Company is focused on optimizing its investments to drive sales, profitability and return on investment, with a goal to increase sales productivity at existing stores and add productive new stores.

The Company introduced edited assortments, or “capsules,” of its C.J. Banks plus size merchandise in a select test group of 30 Christopher & Banks stores (“capsule stores”) in the fall of fiscal 2010.  The capsule stores were predominately located in markets where the Company did not have an existing C.J. Banks store presence.  In addition, the C.J. Banks assortments were added to the capsule stores without a reduction in the Christopher & Banks merchandise assortment.  Based on the improved productivity and same store sales performance at these capsule stores, as compared to the balance of the chain, the Company plans to open approximately 30 additional capsule stores in the third quarter of fiscal 2011, nearly doubling the number of its capsule stores.

The Company opened its first dual-concept store (“dual store”) during the second quarter of fiscal 2010 and its second dual store in the first quarter of fiscal 2011.  These stores offer merchandise from both of the Company’s Christopher & Banks and C.J. Banks brands, and all three size ranges, misses, petite and plus, within each store.  The dual store concept combines a full product assortment in approximately 4,500 to 5,000 square feet, compared to an aggregate of approximately 6,500 square feet for two separate Christopher & Banks and C.J. Banks stores. This results in a greater opportunity to service the Company’s customers while increasing productivity and enhancing operating efficiencies.  The Company plans to continue to monitor the performance of its dual stores and open at least five additional new dual stores during fiscal 2011.

In an effort to drive productivity at all stores, the Company increased its focus on customer service in fiscal 2010 and plans to enhance this focus through more engaged store teams in fiscal 2011.  The Company is striving to enhance the customer experience by encouraging its store managers, or “shopkeepers,” to provide more personalized selling and service to its customers.  The Company has further enhanced its customer experience by providing an in-store e-Commerce ordering system which allows store associates to provide customers with a broader selection of merchandise, including select buys and special sizes and lengths available only online.

Marketing

In fiscal 2010, the Company continued to focus on brand awareness while executing its marketing strategies as efficiently as possible and limiting marketing-related expenditures to approximately 1.0% of sales for the year.  During the year, the Company continued to strengthen its Customer Relationship Management (“CRM”) programs.  The Company has completed its migration to a new CRM database management system which is designed to ensure better customer data consistency across all channels, provide more robust customer and marketing analytics and enable management of more complex and segmented communications campaigns.  In addition, the Company plans to continue to accumulate and incorporate customer data into its existing and new CRM programs to drive additional customer traffic to its stores and web sites, encourage cross shopping between its stores and online sites and increase overall brand awareness.

In addition to maximizing its CRM programs, the Company continued to increase its focus on grass roots marketing efforts in fiscal 2010.  Special events, many of which are coordinated at the store level, are designed to create a sense of community in the Company’s stores that reward customer loyalty while giving the Company an opportunity to attract new customers.  These efforts have been particularly successful in the smaller markets that have traditionally been the foundation of the Company’s success.

In fiscal 2011, the Company plans to place a greater emphasis on marketing.  In March 2010, the Company launched its Friendship Rewards loyalty program.  Friendship Rewards is a point-based program where members earn points based on purchases.  After reaching a certain level of accumulated points, members are rewarded with a certificate which may be used for purchases at the Company’s stores or online web sites.  Program members will also be kept up-to-date on new product deliveries, special events and promotions to entice them to shop in the Company’s stores and visit its websites.  The Company also plans to enhance its CRM customer segmentation capabilities, including further refining its direct mail strategy to more precisely design and target customer mailings.

The Company continues to capture a constant flow of customer feedback and to react accordingly.  In fiscal 2011, the Company expects to hold customer focus groups on a quarterly basis and conduct frequent online surveys and product fit clinics to gain ongoing insights into customer needs.  In addition, the Company will continue to solicit input from its shopkeepers regarding customer feedback and to design and conduct grassroots marketing efforts.

Merchandise

In fiscal 2010, the Company’s merchandise included women’s apparel generally consisting of knit tops, woven tops, jackets, sweaters, skirts, denim bottoms and bottoms of other fabrications.  In addition, the Company carried collections of petite styles online and in approximately 300 of its Christopher & Banks stores and also began offering jewelry in a select number of stores in fiscal 2010.  Based on positive customer response, the jewelry assortment was rolled out to all of the Company’s stores in March 2010.

The Company provides new product assortments to its stores each month.  During fiscal 2010, the Company continued to refine and update its merchandise offerings.  A focus was placed on offering a compelling merchandise assortment by balancing more traditional novelty styles with core basics and updated silhouettes, patterns, textures and prints.  Customers responded favorably to merchandise with unique novelty touches including embroidery, buttons and other embellishments.  In the fourth quarter of fiscal 2010, more traditional ‘style pairs’ were offered when customers were provided with easy-to-pair outfits including two or three coordinating pieces.

The Company also strives to provide a merchandise assortment that is casual and versatile with the perfect fit.  In fiscal 2010, the Company updated its core knit tops to include new sleeve lengths and fit specifications that reflect feedback received from customers at focus groups held earlier in the year.  In addition, to increase merchandise productivity the Company employed product ‘tiering’ and made select store buys in fiscal 2010, which provided the Company’s best stores with additional product offerings.

In fiscal 2011, the Company plans to continue to identify, test and, if successful, introduce new product categories in an effort to increase spending by existing customers and to attract new customers to its brands.  Based on product tests conducted in fiscal 2010, the Company successfully rolled out a new assortment of jewelry to all of its stores in the beginning of fiscal 2011 and plans to increase the size of its jewelry assortment throughout the year.  In addition to the jewelry rollout, the Company plans to execute several tests of other new product categories in fiscal 2011, including outerwear, sleepwear and extended sizes of other merchandise.

e-Commerce

In February 2008, the Company launched separate e-Commerce web sites for its Christopher & Banks and C.J. Banks brands.  These web sites give customers the ability to view and purchase the Company’s merchandise online at www.christopherandbanks.com and www.cjbanks.com.  The Company currently offers the entire assortment of merchandise carried at its Christopher & Banks, C.J. Banks and dual stores on its web sites.  In addition, the online assortment includes select store buys and extended sizes and lengths.

In fiscal 2010, the Company continued to grow its Christopher & Banks and C.J. Banks e-Commerce businesses.  Web site visual presentation was enhanced and merchandise offerings were expanded to include exclusive online-only merchandise categories, styles, sizes and lengths.  The Company drove additional traffic to its web sites through online marketing efforts and leveraging its online associate ordering system (“AOS”), which was launched in early fiscal 2010.  Not only did AOS drive significant customer traffic to the Company’s web sites, it also further enhanced the customer in-store experience by allowing store associates to fully service their customers needs by giving them access to the Company’s full merchandise assortment.

The Company plans to continue to grow its Christopher & Banks and C.J. Banks e-Commerce businesses in fiscal 2011.  Focus will be placed on converting additional customers into multi-channel shoppers and leveraging the branding benefits the e-Commerce channel can provide.  The Company also plans to grow its e-Commerce business through increasing its online customer base and continuing to use the channel to test further product line and size extensions.

Inventory and order fulfillment for the Company’s e-Commerce operations is handled by a third-party provider.  The Company’s web sites referenced above are for textual reference only and such references are not intended to incorporate the Company’s web sites into this Annual Report on Form 10-K.

Information Technology

The Company is in the final stages of building a scalable, cost-effective and fully-integrated information technology infrastructure. While it anticipates that there will be normal, ongoing system enhancements and investments, such as completion of the Company’s rollout of upgraded point-of-sale hardware and software to all stores and implementation of a new product lifecycle management system in fiscal 2011, it does not anticipate additional significant information technology investments in the near term.

Merchandise Distribution, Planning and Allocation

The Company continued to employ disciplined inventory processes and effectively manage its merchandise inventories in fiscal 2010.  On a per-store basis, excluding e-Commerce, merchandise inventories were down over 20% in the first, second and third quarters when compared to the prior year periods.  In addition, the Company ended fiscal 2010 with inventories down approximately 3% on a per-store basis when compared to the end of fiscal 2009.  The Company’s inventory levels began to rebound in the fourth quarter of fiscal 2010 in line with management’s expectations for improvements in same store sales results.  Aside from reducing inventories in fiscal 2010, the Company continued to enhance inventory productivity through SKU rationalization and improved store assortment planning based on sales volume, climate, size and fashion preferences, which resulted in greater gross profit generated on lower sales and inventory levels in the third and fourth quarters.

The Company completed the implementation of a new merchandise planning and allocation system in fiscal 2009 and expanded use of the system in fiscal 2010.  Through the use of the new allocation modules, the Company has gained increased flexibility in product placement.  Functionality from this system has allowed the Company to more readily manage its merchandise assortment based on differences in store sales volume and regional climate, as well as customer size and fashion preferences.  The system has provided the Company with improved forecasting of sales, merchandise margins and inventory levels and allows the Company to continue to execute strict inventory controls.  Throughout fiscal 2010, with the added benefit of one full year of data history, the Company utilized the system to enhance inventory productivity by performing SKU rationalization analysis and store unit capacity planning, resulting in improved product flow.

The Company utilizes a single distribution center in Plymouth, Minnesota to receive and distribute merchandise to its stores and third-party e-Commerce provider.  Once received at the Company’s distribution center, merchandise is counted and processed for distribution.  In fiscal 2010, the Company continued its analysis of its supply chain by redesigning and enhancing its product handling equipment and processes, which resulted in significant improvements in productivity and efficiency of merchandise receiving, packing and distribution.  In fiscal 2009, the Company transitioned to a new national carrier to deliver daily shipments from the Company’s distribution center to its stores, which resulted in decreased merchandise time-in-transit and reduced shipping costs.

Sourcing

In fiscal 2009, the Company began executing a significant shift in its sourcing strategy by aligning itself with new key suppliers with expertise along all of the Company’s merchandise categories.  As a result of partnering with these new vendors, the Company was able to diversify country of production, improve payment terms, increase flexibility and reduce risk.  These vendor partners also possess significant expertise in consistent production standards and quality control.  Prior to fiscal 2009, the Company directly imported the majority of its goods as the declared importer of record.  As a result of implementing its new sourcing structure, the Company reduced its level of direct importing as the declared importer of record resulting in increased flexibility regarding placement and timing of merchandise orders and deliveries.  Approximately 12% of its merchandise purchases were imported directly in fiscal 2010, compared to 48% and 78% of its purchases in fiscal 2009 and 2008, respectively.  Despite the reduction of direct imports, substantially all of the Company’s merchandise was manufactured overseas in fiscal 2010, primarily in China, Indonesia and Cambodia, and management expects this to continue in fiscal 2011.

During fiscal 2010, the Company’s ten largest vendors provided approximately 74% of the Company’s purchases.  One vendor accounted for approximately 27% of the Company’s purchases, while another two vendors supplied the Company with 15% and 12% of its merchandise, respectively.  Although the Company has strong partnerships with these vendors, there can be no assurance that these relationships can be maintained in the future or that these vendors will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from these vendors, management believes that it will be able to shift production to other suppliers so as to continue to secure the required volume of products.  Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on the Company’s financial position or results of operations.

Store Operations

The Company manages its store organization in a manner that encourages participation by its field associates in the execution of the Company’s business and operational strategies.  The Company’s store operations are organized into districts and regions.  Each district is managed by a district manager, who typically supervises an average of 14 stores.  The Company has four regional vice presidents who supervise its district managers.  In fiscal 2010, the Company expanded the use of key performance metrics and goals within the field organization to achieve greater accountability and enhance performance.

In fiscal 2009, the Company reorganized its field supervision structure.  Districts and regions were realigned geographically across both the Christopher & Banks and C.J. Banks brands.  The reorganization resulted in increased operating efficiencies and cost savings, allowing field supervisors to spend less time traveling and more time in their stores working with and managing their team of associates.

The Company strives to provide a quality in-store experience. As mentioned above, the Company is focusing on enhancing the customer in-store experience by encouraging its store managers, or “shopkeepers,” and store associates, or “personal shoppers,” to provide more personalized selling and service to its customers.  Store associate training includes on-the-floor selling programs and information about product knowledge and wardrobing solutions.

Real Estate/Leasing

Given the challenging economic environment in fiscal 2010, the Company took a conservative approach to store expansion during the year.  The Company opened one new Christopher & Banks store, three new C.J. Banks stores and one dual store during the year.  The Company closed nine Christopher & Banks stores and five C.J. Banks stores in fiscal 2010.  In fiscal 2011, the Company is planning to open approximately ten new stores, including five new dual stores, and expects to close approximately 25 stores.  In addition to these planned store openings, the Company will also take advantage of additional attractive new store opportunities as they are identified.

The Company will also continue to focus on reducing occupancy costs through aggressive lease renegotiations and diligently exercising rent reductions related to sales volume and co-tenancy thresholds.

As stated above, the Company opened its first dual store during the second quarter of fiscal 2010 and its second dual store in the first quarter of fiscal 2011.  These stores offer merchandise from both of the Company’s Christopher & Banks and C.J. Banks brands, and all three size ranges, misses, petite and plus, within each store.  The dual store concept combines a full product assortment in approximately 4,500 to 5,000 square feet, compared to an aggregate of approximately 6,500 square feet for two separate Christopher & Banks and C.J. Banks stores.  This results in a greater opportunity to service the Company’s customers while increasing productivity and enhancing operating efficiencies.  In addition, the new dual stores have resulted in several store design and operational enhancements, some of which have been implemented in the rest of the Company’s stores.  The Company plans to open at least five additional new dual stores in fiscal 2011.

The Company has historically completed a major or minor remodeling of each of its stores on a ten-year cycle as leases expired.  However, since a substantial majority of the Company’s stores currently utilize a similar prototype design, the Company remodeled stores only on an as-needed basis in fiscal 2010 and plans to do the same in fiscal 2011.  Nonetheless, minor improvements, such as carpet replacement and painting, will continue to be made throughout the Company’s stores as appropriate.

The Company has historically operated the majority of its stores in enclosed shopping malls.  Management also intends to focus future store expansion in off-mall locations where appropriate due to the reduction in overall occupancy costs associated with these stores and the convenience these locations provide the Company’s customers.  In addition, the Company is in the initial stages of creating a division of outlet stores, with at least two locations planned to open in fall of fiscal 2011.  The Company may from time to time consider the acquisition of other retail concepts.

Competition

The women’s retail apparel business is highly competitive.  To differentiate itself from its competitors, the Company’s buyers, working in conjunction with the Company’s internal design group, create a merchandise assortment which is manufactured exclusively for the Company under its proprietary Christopher & Banks and C.J. Banks brand names.  The Company believes that the principal basis upon which it competes are providing a unique, exclusively designed merchandise selection, quality garment construction, value, visual merchandise presentation, personalized customer service and store location.  The Company competes with a broad range of national and regional retail chains that sell similar merchandise, including department stores and specialty stores.  Many of these competitors are larger and have greater financial resources than the Company.  The Company believes that its unique merchandise assortments, strong visual presentation, product quality, affordable merchandise price and customer service enable the Company to compete effectively.

Employees

As of May 3, 2010, the Company had approximately 1,900 full-time and 6,700 part-time employees.  The number of part-time employees typically increases during November and December.  Approximately 237 of the Company’s associates are employed at its corporate office and distribution center facility, with the remaining associates employed in its store field organization.  None of the Company’s employees is represented by a labor union or is subject to a collective bargaining agreement.  The Company has never experienced a work stoppage and considers its relationship with its employees to be good.

Seasonality

The Company’s quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, consumer confidence, customer response to the Company’s seasonal merchandise mix, timing of new store openings, adverse weather conditions, shifts in the timing of certain holidays and shifts in the timing of promotional events.  Traditionally, the Company has had higher sales, and has been more profitable, in the first and third quarters of its fiscal year, and has had lower sales, and has been less profitable or incurred losses, in its second and fourth fiscal quarters.

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

Available Information

The Company makes available free of charge, on or through its web site, located at www.christopherandbanks.com under the heading Investor Relations, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

ITEM 1A.

RISK FACTORS

We make forward-looking statements in some of our filings with the SEC and in other oral or written communications, such as our quarterly investor conference calls and earnings announcements.  Our business is subject to a variety of risks and the following risk factors should be considered carefully in evaluating our business and the forward-looking statements we may make.  Set forth below are the most significant risk factors which could cause actual results to differ materially from those forward-looking statements.  Please also see the “Statement Regarding Forward-Looking Disclosures” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated into this Item 1A by reference.

Economic conditions may cause a decline in business and consumer spending which could adversely affect our financial performance.

Our business is impacted by general economic conditions and their effect on consumer confidence and consumer spending.  These economic factors include recessionary cycles, interest rates, currency exchange rates, economic growth, wage rates, unemployment levels, energy prices, availability of consumer credit and consumer confidence, among others.  The current economic conditions may continue to negatively affect consumer purchases of our merchandise and adversely impact our results of operations, liquidity and continued growth.  In addition, economic conditions could negatively impact the Company’s retail landlords and their ability to maintain their shopping centers in a first-class condition and otherwise perform their obligations, which in turn could negatively impact our sales.

All of our stores are located within the United States, making us highly susceptible to deteriorations in U.S. macroeconomic conditions and consumer confidence.

All of our stores are located within the United States, making our results highly dependent on U.S. consumer confidence and the health of the U.S. economy.  In addition, a significant portion of our total sales is derived from stores located in eight states:  Illinois, Indiana, Iowa, Michigan, Minnesota, Ohio, Pennsylvania and Wisconsin, resulting in further dependence on local economic conditions in these states.  Deterioration in macroeconomic conditions and consumer confidence could negatively impact our business in many ways, including:

•                  slowing sales growth or reduction in overall sales; and

•                  reducing gross margins.

It is difficult to predict how long the current economic conditions will continue and what long-term impact, if any, they will have on our business.  In the short-term, however, these conditions have negatively affected our results of operations.

If we are unable to anticipate or react to changing consumer preferences in a timely manner, our sales, merchandise margins and operating income could decline.

Our success largely depends on our ability to consistently and timely gauge and respond to fashion trends and provide merchandise that satisfies changing fashion tastes and customer demands that translates into appropriate, saleable product offerings for each of our two brands.  Customer tastes and fashion trends change rapidly.  Any missteps may affect merchandise desirability and inventory levels, since we enter into agreements to manufacture and purchase our merchandise well in advance of the selling season for our merchandise.  Our failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends could lead to lower sales, missed opportunities and excess inventories.  This in turn could lead to more frequent and larger markdowns, which could have a material adverse impact on our business.  Merchandise misjudgments could also negatively impact our image with our customers and result in diminished brand loyalty.

Our ability to manage inventory levels and ability to predict or respond to customer demand may impact our results.

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

The absence of or a further reduction in mall traffic could significantly reduce our sales and leave us with unsold inventory.

A significant portion of our current stores are located in shopping malls.  Sales at these stores are derived in considerable part from the volume of traffic in those malls.  Sales volume has been adversely affected by the reduction in traffic at malls due to economic conditions, the closing of anchor department stores and competition from non-mall retailers, Internet retailers and other malls where we do not have stores, and the closing of other stores in the malls in which our stores are located.  A decline in the desirability of the shopping environment of a particular mall, or in the popularity of mall shopping generally among our customers, could limit the number of customers visiting many of our stores. This could decrease our level of sales and leave us with excess inventory.  In such circumstances, we may respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which could further decrease our merchandise margins and operating income.

We operate in a highly competitive retail industry.  The size and resources of some of our competitors may allow them to compete more effectively than we can, which could result in loss of market share.

The women’s specialty retail industry is highly competitive.  We compete primarily with women’s apparel retailers, department stores, catalog retailers and internet businesses that also engage in the retail sale of women’s apparel.  We believe that the principal bases upon which we compete are the quality, design and price of our merchandise, the quality of our customer service, our visual merchandise presentation and store locations.  Many of our competitors are companies with greater financial, marketing and other resources.  They may be able to adapt to changes in customer preferences more quickly, devote greater resources to the marketing and sale of their products, generate greater national brand recognition and/or adopt more aggressive pricing policies than we can.  In addition, an increased level of promotions or discounted sales by our competitors may adversely affect response rates to our merchandise or to our own level of promotions or sales.  As a result, we may lose market share or experience a reduction in store traffic, which could reduce our revenues, merchandise margins and operating income.

Fluctuations in our level of same-store sales could adversely affect our earnings growth.

Our results of operations for our individual stores have fluctuated in the past and can be expected to fluctuate in the future.  Since the beginning of fiscal year 2006 through fiscal year 2010, our quarterly comparable store sales have ranged from an increase of 9% to a decrease of 24%.  A variety of factors has historically affected, and will continue to affect, our comparable stores sales results and profit margins, including:

•                  fashion trends and customer preferences;

•                  changes in our merchandise mix;

•                  mall traffic;

•                  new store openings;

•                  calendar shifts of holiday or seasonal periods;

•                  the effectiveness of our inventory management;

•                  the timing of promotional events;

•                  weather conditions;

•                  changes in general economic conditions and consumer spending patterns; and

•                  actions of competitors or mall anchor tenants.

There is no assurance that we will achieve positive levels of same-store sales and earnings growth in the future, and any decline in our future growth or performance could have a material adverse effect on the market price of our common stock, as well as result in further impairment in our long-lived (i.e., store) assets.

Our net sales and operating income fluctuate on a seasonal basis and decreases in sales or margins during our peak seasons could have a disproportionate effect on our overall financial condition and results of operations.

Our business experiences seasonal fluctuations in net sales and operating income, with a significant portion of our operating income typically realized during the first and third fiscal quarters (spring and fall selling seasons).  Any decrease in sales or margins particularly during these periods could have a disproportionate effect on our financial condition and results of operations.

Our results of operations could deteriorate if we fail to attract, develop and retain qualified employees.

Our success depends to a significant extent both on the continued services of our current executive and senior management team, as well as our ability to attract, hire, motivate and retain qualified employees, including store personnel.  The turnover rate in the retail industry’s store operations is high, and qualified individuals of the requisite caliber and number needed to fill open positions may be in short supply in some geographic areas.  Significant increases in employee turnover rates could have a material adverse effect on our business, financial condition and results of operations.  We believe we have benefited substantially from the leadership and strategic guidance of our key executives and members of our creative team, who are primarily responsible for developing our merchandise and reinforcing our brand identity.  The loss, for any reason, of the services of any of these key individuals could delay or adversely affect the implementation of our strategies and tactics or the merchandise we offer.

Extreme and/or unseasonable weather conditions could have a disproportionately large effect on our business, financial condition and results of operations and we could be forced to mark down inventory.

Extreme weather conditions in the areas in which our stores are located could have a material adverse effect on our business, financial condition and results of operations.  For example, heavy snowfall or other extreme weather conditions over a prolonged period might make it difficult for our customers to travel to our stores.  Our business is also susceptible to unseasonable weather conditions.  For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with those unseasonable conditions in the affected area of the United States.  Any such prolonged unseasonable weather conditions could adversely affect our business, financial condition and results of operations.

Our ability to manage Selling, General and Administrative (“SG&A”) expenses and capital expenditures may impact our operating results.

In order to maintain or improve our operating margins, we need to successfully manage our operating costs.  Our inability to successfully manage labor costs, occupancy costs or other operating costs, or our inability to take advantage of opportunities to reduce operating costs or to manage capital expenditures, could adversely affect our operating margins and our results of operations.

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

In fiscal 2010, approximately 12% of our merchandise was directly imported from foreign factories and our ten largest suppliers accounted for approximately 74% of the merchandise we purchased.  Substantially all of our directly imported merchandise is manufactured in Southeast Asia.  The majority of these goods are produced in China, Indonesia, and Cambodia.  An adverse change in the status of our relationship with our largest suppliers or any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including the imposition of additional import restrictions, could materially harm our operations.  We have no long-term merchandise supply contracts, and we compete with other companies for production facilities.

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

•                  fluctuation in the value of the U.S. dollar against foreign currencies;

•                  potential recalls for any merchandise that does not meet our quality standards;

•                  disruption of imports by labor disputes and local business practices;

•                  political or military conflict involving the United States, which could cause a delay in the transportation of the Company’s products and an increase in transportation costs;

•                  heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods or could result in decreased scrutiny by customs officials for counterfeit goods, leading to lost sales and damage to the reputation of our brand;

•                  natural disasters, disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas; and

•                  the migration and development of manufacturers, which can affect where our products are or will be produced.

Any of the foregoing factors, or a combination of them, could have a material adverse effect on our business.

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

The raw materials used to manufacture our products and our distribution and labor costs are subject to availability constraints and price volatility, which could result in increased costs.

The raw materials used to manufacture our merchandise are subject to availability constraints and price volatility caused by high demand for cotton, petroleum-based synthetic and other fabrics, weather conditions, supply conditions, government regulations, economic climate and other unpredictable factors.

In addition, our transportation and labor costs are subject to price volatility caused by the price of oil, supply of labor, governmental regulations, economic climate and other unpredictable factors.  Increases in the demand for, or the price of, raw materials used to manufacture our merchandise could have a material adverse effect on our cost of sales or our ability to meet our customers’ needs.  We may not be able to pass all or a material portion of such higher raw material costs on to our customers, which could negatively impact our profitability.

Our manufacturers may be unable to manufacture and deliver products in a timely manner or meet our quality standards, which could result in lost sales, cancellation charges or excessive markdowns.

We purchase apparel and accessories from importers and directly from third-party manufacturers.  Similar to most other specialty retailers, we have short selling seasons for much of our inventory.  Factors outside of our control, such as manufacturing or shipping delays or quality problems, could disrupt merchandise deliveries and result in lost sales, product recalls, cancellation charges or excessive markdowns.

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

We also believe that our “christopher & banks” and “cj banks” trademarks are important to our success.  Even though we register and protect our trademarks and other intellectual property rights, there is no assurance that our actions will protect us from the prior registration of trademarks by others or prevent others from infringing our trademarks and proprietary rights or seeking to block sales of our products as infringements of their trademarks and proprietary rights.  If we cannot adequately protect our marks or prevent infringement of them, our business and financial performance could suffer.  In addition, others may assert rights in, or ownership of, trademarks and other intellectual property rights or in marks that are similar to ours and we may not be able to successfully resolve these types of conflicts to our satisfaction.  In some cases, there may be holders who have prior rights to similar marks.  Failure to protect our trademarks could result in a material adverse effect on our business.

We face challenges to grow our business and to manage our growth.

Our long-term growth will largely depend on our ability to open and operate new stores, and the availability of suitable store locations on acceptable terms.  However, due to the deterioration in the macroeconomic environment in fiscal year 2009 and the continued economic uncertainty, we reduced our capital expenditures for fiscal year 2010.  This has enabled the Company to position itself for growth and, as the economy recovers, we intend to open more new stores, while relocating and remodeling a portion of our existing store base each year.

The success of this strategy is dependent upon, among other things, the identification of suitable markets and sites for store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet on a timely basis the needs of new and existing stores. Our failure to open new stores on a timely basis, obtain acceptance in markets in which we currently have limited or no presence, attract qualified management and personnel or appropriately adjust operational systems and procedures would have an adverse affect on our growth prospects.  If we fail to successfully implement these strategies, our financial condition and results of operations would be adversely affected.

Disruptions in our information systems could adversely affect our sales and profitability.

The efficient operation of our business is dependent on our information systems.  In particular, we rely on our information systems to effectively manage product development, merchandising, sourcing, customer service, supply chain, finance and marketing systems.  We also generate sales through the operations of our Christopher & Banks and C.J. Banks branded websites by a third party service provider.  The failure of our internal information systems and our third party website service provider to perform as designed could disrupt our business and harm sales and profitability.

We depend significantly on a single operations and distribution facility.

All of our administrative and distribution operations are housed in a single facility.  A significant interruption in the operation of this facility due to natural disasters, accidents or other events could reduce our ability to receive and provide merchandise to our stores, as well as reduce our ability to administer and oversee our business, which could reduce our sales and results of operations.  The success of our stores depends on their timely receipt of merchandise from our distribution center.  A single independent third party transportation company delivers the vast majority of our merchandise to our stores.  Disruptions in the delivery of merchandise or work stoppages by employees of this third party could delay the timely receipt of merchandise, which could result in lost sales, a loss of loyalty to our brands and the late receipt of inventory when it is no longer seasonally appropriate.  Timely receipt of merchandise by our stores may also be affected by factors such as inclement weather, natural disasters, accidents, system failures and acts of terrorism.  If our use of our facility or distribution center were interrupted, it would disrupt business operations and could adversely affect our operations and our earnings.

There are risks associated with our e-Commerce sales.

We sell merchandise over the Internet through our web sites, www.christopherandbanks.com and www.cjbanks.com.  Our e-Commerce operations are subject to numerous risks, including:

•                  reliance on a single fulfillment center;

•                  rapid technological change and the implementation of new systems or platforms;

•                  diversion of sales from our stores;

•                  liability for online content;

•                  violations of state or federal privacy laws, including those relating to online privacy;

•                  credit card fraud;

•                  risks related to the failure of the computer systems that operate our web sites and their related support systems, including computer viruses;

•                  telecommunications failures and electronic break-ins and similar disruptions; and

•                  timely delivery of our merchandise to our customers by third parties.

There is also no assurance that our e-Commerce operations will meet our sales and profitability plans and the failure to do so would negatively impact our revenues and earnings.

If third parties who manage some aspects of our business do not adequately perform their functions, we might experience disruptions in our business, resulting in decreased profits or losses.

We use a third-party for our e-Commerce operations, including order management, order fulfillment, customer care, and channel management services.  A failure by the third party to adequately manage our e-Commerce operations may negatively impact our profitability.  We rely on third parties to inspect the factories where our products are made for vendor code of conduct and labor standards compliance.  Any failure by this third party to adequately perform its functions may disrupt our operations and negatively impact our reputation and profitability.  We may rely on a third party for the implementation and/or management of certain aspects of our information technology infrastructure.  Failure by any of these third parties to implement and/or manage our information technology infrastructure effectively could disrupt its operations and negatively impact our profitability.

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

Natural disasters, pandemics or other significant health issues could also impact our ability to open and run our stores in affected areas.  Lower customer traffic due to security concerns, war or the threat of war, natural disasters, pandemics or other health concerns could result in reduced customer traffic and decreased sales that could have a material adverse impact on our business, financial condition and results of operations.

Failure to comply with legal and regulatory requirements could damage our reputation, financial condition and market price of our stock.

Our policies, procedures and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the U.S. Securities and Exchange Commission and the New York Stock Exchange, as well as applicable employment laws.  Any changes in regulations, the imposition of additional regulations or the enactment of any new legislation, in response to current economic conditions or otherwise, may increase the complexity of the regulatory environment in which we operate and the related cost of compliance.  Failure to comply with such laws and regulations may result in damage to our reputation, financial condition and market price of our stock.

Our business could suffer if one of the manufacturers of the goods that we sell fails to use acceptable labor practices.

We require manufacturers of the goods that we sell to operate in compliance with applicable laws and regulations.  Our internal and vendor operating guidelines promote ethical business practices and our staff and the staff of our third party inspection service company periodically visit the operations of our independent manufacturers to determine compliance with our vendor code of conduct.  However, we do not control these manufacturers or their labor or business practices.  The violation of labor or other laws by an independent manufacturer used by us, or the divergence of an independent manufacturer’s labor practices from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt the shipment of products to us, damage our reputation or result in cancelled contracts or orders.  Any of these events could have a material adverse effect on our revenues and consequently our results of operations.

Funds associated with the Auction Rate Securities held by us as short-term investments may not be liquid or readily available.

Our investment in securities currently consists partially of Auction Rate Securities which are not currently liquid or readily available to convert to cash.  We do not believe that the current liquidity issues related to our auction rate securities will impact our ability to fund our ongoing business operations.  However, if the global credit crisis persists or intensifies, it is possible that we will be required to further adjust the fair value of our auction rate securities.

Our marketing efforts rely upon the effective use of customer information.  Restrictions on the availability or use of customer information or unauthorized disclosure of sensitive or confidential information could adversely affect our marketing programs or expose us to litigation, which could disrupt our operations and harm our business.

As part of our normal course of business, we collect, process and retain sensitive and confidential customer information.  Any limitations imposed on the use of such consumer data, whether imposed by federal or state governments or business partners, could have an adverse effect on our future marketing activity.  Despite the security measures we have in place, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or similar events.  Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, could severely damage our reputation, expose us to risks of litigation and liability, disrupt our operations and harm our business.

Operating losses in tax jurisdictions with deferred tax assets could hinder our ability to continue to carry the deferred tax assets, which would result in a valuation allowance negatively impacting our consolidated results and net worth.

Deferred income tax assets represent potential future income tax benefits.  Realization of these assets is ultimately dependent upon future taxable income.  No valuation allowance has been provided for deferred tax assets because management believes realization of the full amount of net deferred tax assets is more likely than not.  While we have a history of profits, our profitability has declined over the last three years and we recorded a net loss in fiscal 2009 and our financial results were near breakeven in fiscal 2010.  Therefore, achievement of profitability in fiscal 2011 will be a significant factor in determining our continuing ability to carry these deferred tax assets.

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

Government healthcare requirements could adversely affect our profits.

The recently adopted healthcare legislation may require, among other things, employers to provide healthcare to all employees, to pay either a portion of healthcare premiums or a flat payroll tax in lieu of premiums, or to pay a fee for each employee not offered health care.  While we are still evaluating the impact of the recently adopted healthcare legislation, this legislation as well as any future changes in healthcare legislation could increase our expenses and have an adverse effect on our results of operations.

The bankruptcy or significant deterioration of large commercial and retail landlords could have a material adverse effect on our sales and operating results.

The current economic downturn has had a significant negative impact on the commercial real estate sector, including large commercial and retail landlords, such as one of our major national landlords, General Growth Properties, Inc. (“GGP”) and many of its affiliates (collectively “GGP Debtors”), which filed petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code.  If the current macro-economic conditions continue or deteriorate further, additional commercial landlords may be similarly impacted which in turn could materially adversely impact our sales and operating results.

The inability of our suppliers to obtain credit may cause us to experience delays in obtaining merchandise.

We rely on independent suppliers for producing our merchandise.  Many of these suppliers rely on working capital financing to finance their operations.  Although the credit market has improved since last year, lenders have still maintained tightened credit standards and terms.  To the extent any of our suppliers are unable to obtain adequate credit or their borrowing costs increase, we may experience delays in obtaining merchandise, the suppliers may increase their prices or they may negotiate new payment terms in a manner that is unfavorable to us.

A failure in the effectiveness of internal control over financial reporting could adversely impact our business.

Our system of internal control over financial reporting is designed to provide reasonable assurance that the objectives of an effective financial reporting control system are met.  However, any system of internal controls is subject to inherent limitations and the design of controls will not provide absolute assurance that all objectives will be met.  This includes the possibility that controls may be inappropriately circumvented or overridden, that judgments in decision-making can be faulty and that misstatements due to errors or fraud may not be prevented or detected.  Any failure in the effectiveness of internal control over financial reporting could have a material effect on financial reporting or cause us to fail to meet reporting obligations, and could negatively impact investor perceptions.

We may be subject to adverse outcomes in current or future litigation matters.

We are involved from time-to-time in litigation and other claims against our business.  These matters arise primarily in the ordinary course of business but could raise complex, factual and legal issues requiring significant management time and, if determined adversely to the Company, could subject the Company to material liabilities. We believe that our current litigation matters will not have a material adverse effect on the results of our operations or financial condition.

Our assessment of current litigation could change in light of the discovery of facts with respect to legal actions pending against us not presently known to us or determinations by judges, juries or other finders of fact which do not accord with our evaluation of the possible liability or outcome of such litigation.  In addition, in recent years there has been increasing activity by companies which have acquired intellectual property rights but do not practice those rights (sometimes referenced to as patent trolls) to engage in very broad licensing programs aimed at a large number of companies in a wide variety of businesses or industries to retail companies generally or an even broader group of businesses.  These efforts typically involve proposing licenses in exchange for a substantial sum of money and may also include the threat or actual initiation of litigation for that purpose.  Any such litigation can be quite costly to defend, even if unsubstantiated or invalid.  No such litigation is currently pending against the Company but the Company has received communications relating to such proposed licenses.  It is not possible to predict the impact, if any, of such future claims on our business and operations.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

There are no matters which are required to be reported under Item 1B.

ITEM 2.

PROPERTIES

Store Locations

The Company’s stores are located primarily in shopping malls in smaller to mid-sized cities and suburban areas.  Approximately 85% of the Company’s stores are located in enclosed malls that typically have numerous specialty stores and two or more general merchandise chains or department stores as anchor tenants.  The remainder of the Company’s Christopher & Banks and C.J. Banks stores are located in power, strip and lifestyle shopping centers. While the Company has historically operated the majority of its stores in enclosed shopping malls, management intends to also focus future store expansion on off-mall locations where appropriate, due to the convenience these locations provide the Company’s customers and the reduced occupancy costs associated with these sites.  In addition, the Company is in the initial stages of creating a division of outlet stores, with at least two outlet locations planned to open in fall of fiscal 2011.

At May 3, 2010, the Company’s Christopher & Banks, C.J. Banks and dual stores averaged approximately 3,300, 3,600 and 5,200 square feet, respectively.  Approximately 85% of the total aggregate store square footage is allocated to selling space.

At May 3, 2010, the Company operated 797 stores in 46 states as follows:

	Christopher
State	& Banks	C.J. Banks	Dual	Total Stores
Alabama	5	3	—	8
Alaska	—	—	—	—
Arizona	8	2	—	10
Arkansas	6	2	—	8
California	8	1	—	9
Colorado	19	9	—	28
Connecticut	4	—	—	4
Delaware	2	—	—	2
Florida	17	6	—	23
Georgia	6	2	—	8
Hawaii	—	—	—	—
Idaho	7	3	—	10
Illinois	27	15	—	42
Indiana	19	14	—	33
Iowa	22	12	—	34
Kansas	11	7	—	18
Kentucky	10	4	—	14
Louisiana	2	—	—	2
Maine	3	2	—	5
Maryland	7	1	—	8
Massachusetts	11	2	—	13
Michigan	30	16	—	46
Minnesota	34	14	—	48
Mississippi	—	—	—	—
Missouri	12	12	1	25
Montana	6	4	—	10
Nebraska	12	7	—	19
Nevada	—	—	—	—
New Hampshire	3	—	—	3
New Jersey	2	—	—	2
New Mexico	3	3	—	6
New York	23	15	—	38
North Carolina	8	4	—	12
North Dakota	7	4	—	11
Ohio	35	23	—	58
Oklahoma	7	1	—	8
Oregon	7	3	—	10
Pennsylvania	38	19	1	58
Rhode Island	1	—	—	1
South Carolina	3	—	—	3
South Dakota	6	3	—	9
Tennessee	11	7	—	18
Texas	17	3	—	20
Utah	9	4	—	13
Vermont	2	1	—	3
Virginia	13	7	—	20
Washington	16	8	—	24
West Virginia	7	7	—	14
Wisconsin	24	10	—	34
Wyoming	3	2	—	5
	533	262	2	797

Store Leases

All of the Company’s store locations are leased.  Lease terms typically include a rental period of ten years and may contain a renewal option.  Leases generally require payments of fixed minimum rent and contingent percentage rent, calculated based on a percent of sales in excess of a specified threshold.

The following table, which covers all of the stores operated by the Company at May 3, 2010, indicates the number of leases expiring during the fiscal year indicated and the number of such leases with renewal options.  The number of stores with leases expiring in fiscal 2011 includes those stores which currently are operating on month-to-month terms.

	Number of	Number with
Fiscal Year	Leases Expiring	Renewal Options
2011	123	—
2012	106	6
2013	115	—
2014	110	1
2015	106	2
2016-2020	237	9
Total	797	18

For leases that expire in a given year, the Company plans to evaluate the projected future performance of each store location prior to lease expiration to determine if it will seek to negotiate a new lease for that particular location.

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

ITEM 3.

LEGAL PROCEEDINGS

The Company is subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business.  Although the amount of any liability that could arise with respect to any current proceedings cannot, in management’s opinion, be accurately predicted, any such liability is not expected to have a material adverse impact on the Company’s financial position, results of operations or liquidity.

ITEM 4.

(REMOVED AND RESERVED)

There is no disclosure required under this Item.

ITEM 4A.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers of the Company as of May 3, 2010.

Name	Age	Positions and Offices
Lorna E. Nagler	53	President and Chief Executive Officer
Rodney Carter	52	Executive Vice President and Chief Financial Officer
Susan C. Connell	57	Executive Vice President and Chief Merchandise Officer
Monica L. Dahl	43	Senior Vice President, Planning & Allocation and e-Commerce
Luke R. Komarek	56	Senior Vice President, General Counsel and Corporate Secretary
Keith Pickens	51	Senior Vice President, Information Technology and Chief Information Officer

Lorna E. Nagler has served as President and Chief Executive Officer since August 2007.  From 2004 to 2007, Ms. Nagler was President of Lane Bryant, a division of Charming Shoppes, Inc.  She was President of Catherines Stores, also a division of Charming Shoppes, Inc., from 2002 to 2004.  From 1996 to 2002, Ms. Nagler held various retail management positions with Kmart Corporation including Senior Vice President, General Merchandise Manager - Apparel and Jewelry from 2000 to 2002 and General Merchandise Manager, Divisional Vice President — Kids and Menswear from 1998 to 2000.  From 1994 to 1996, Ms. Nagler was a Vice President, Divisional Merchandise Manager for Kids R Us.  Ms. Nagler also has previous retail experience with Montgomery Ward and Main Street Department Stores.

Rodney Carter has served as Executive Vice President and Chief Financial Officer since June 2009.  Mr. Carter was Executive Vice President, Chief Financial Officer and Chief Administrative Officer at Zale Corporation, an international jewelry company, from 2006 through January 2009, where he was responsible for the finance, accounting, real estate, and information technology areas.  Prior to joining Zale Corporation, Mr. Carter was employed from 2004 to 2006 at PETCO Animal Supplies, Inc., a pet specialty retailer, where he served as Senior Vice President and Chief Financial Officer. From 2000 to 2003, Mr. Carter served as Executive Vice President and Chief Financial Officer with CEC Entertainment. From 1988 to 2000, Mr. Carter served in a variety of positions with J. C. Penney Company, ultimately serving as Chief Financial Officer of JCPenney Credit.

Susan C. Connell has served as Executive Vice President and Chief Merchandise Officer since July 2007.  From 2003 to June 2007, she was Senior Vice President — General Merchandise Manager with Lane Bryant, a division of Charming Shoppes, Inc.  Ms. Connell was Vice President — General Merchandise Manager of Motherhood Maternity for Mothers Work, Inc. from 2001 to 2002.  From 2000 to 2001, Ms. Connell was Senior Vice President, Product Development for E Specialty Brands and from 1996 to 2000 Ms. Connell was a Divisional Merchandise Manager for G.H. Bass & Co.  Ms. Connell was Director of Product Development for United Retail Group, Inc. from 1994 to 1996.  From 1986 to 1994, Ms. Connell held various retail positions with Women’s Specialty Retailing Group including General Merchandise Manager of Petite Sophisticate from 1993 to 1994.

Monica L. Dahl has served as Senior Vice President, Planning & Allocation & e-Commerce since August 2008.  From December 2005 to July 2008, she was Executive Vice President and Chief Operating Officer.  Ms. Dahl served as Vice President of Business Development from November 2004 to December 2005.  Upon joining the Company in May 2004, Ms. Dahl was Director of Business Development.  From January 1993 to April 2004, Ms. Dahl held various positions with Wilson’s Leather including Director of Sourcing; Divisional Merchandise Manager Women’s Apparel; Director of Merchandise Planning; and several positions in the Finance department.  Ms. Dahl was with Arthur Andersen LLP from December 1987 to December 1992.

Luke R. Komarek has served as Senior Vice President, General Counsel since May 2007.  He was named Corporate Secretary in August 2007.  Prior to joining Christopher & Banks, Mr. Komarek served as General Counsel, Chief Compliance Officer and Secretary at PNA Holdings, LLC and Katun Corporation from March 2004 to May 2007.  Previously, Mr. Komarek served as Vice President of Legal Affairs and Compliance at Centerpulse Spine-Tech Inc. from February 2003 to March 2004.  Mr. Komarek was employed by FSI International, Inc., a semiconductor equipment company from 1995 to 2002, most recently serving as Vice President, General Counsel and Corporate Secretary.

Keith Pickens has served as Senior Vice President, Information Technology and Chief Information Officer since November 2009.  From 2008 to October 2009, Mr. Pickens was the Managing Partner for Executive Advisory Services, his personal consulting business.  Mr. Pickens served as Senior Vice President and Chief Information Officer at Claire’s Stores, Inc. from 2004 to 2008.  Mr. Pickens has also held various information technology management positions at TIBCO Software, Inc., Decisions Consultants, KPMG Consulting, Kohl’s Department Stores and the Limited Corporation.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol “CBK”.  The quarterly high and low stock sales price information for the Company’s common stock for fiscal 2010 and fiscal 2009 is included in the table below.

	Market Price
Quarter Ended	High	Low
February 27, 2010	$7.86	$5.64
November 28, 2009	$8.20	$5.96
August 29, 2009	$8.64	$5.32
May 30, 2009	$5.86	$3.51
February 28, 2009	$5.97	$2.75
November 29, 2008	$11.47	$2.65
August 30, 2008	$10.90	$6.74
May 31, 2008	$11.85	$7.71

As of May 3, 2010, the Company had 111 holders of record of the Company’s common stock and approximately 4,560 beneficial owners.  The last reported sales price of the Company’s common stock on May 3, 2010 was $10.60.

In fiscal 2004, the Company’s Board of Directors declared the Company’s first cash dividend.  The declaration provided for an on-going cash dividend of $0.04 per share to be paid quarterly, subject to Board approval.  In July 2006, the Company’s Board of Directors authorized an increase in the quarterly cash dividend to $0.06 per share.  The Company has declared and paid a dividend each quarter since the first declaration in fiscal 2004 and expects it will continue to pay a quarterly dividend in fiscal 2011.  The Company’s Board of Directors reviews and approves dividend payments on a quarterly basis.

In fiscal 2008, the Company’s Board of Directors authorized and subsequently announced a one-year stock repurchase program enabling the Company to purchase up to $20.0 million of its common stock, subject to market conditions.  As of May 24, 2008, the expiration date of the repurchase program, the Company had repurchased 948,800 shares of its common stock under the program for a total cost, including commissions, of approximately $12.1 million.  No stock repurchases were made under the program in fiscal 2009.  The Company made no stock repurchases and had no sales of unregistered equity securities in fiscal 2010.

Comparative Stock Performance

The graph below compares the cumulative total shareholder return on the common stock of the Company (“CBK”) from February 26, 2005 to February 27, 2010 to the cumulative total stockholder return of (i) the S&P 500 Index and (ii) the S&P Apparel Retail Index.  The comparisons assume $100 was invested on February 26, 2005 in the Company’s common stock, the S&P 500 Index and the S&P Apparel Retail Index and also assumes that any dividends are reinvested.

ITEM 6.

SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited Consolidated Financial Statements of the Company and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and the Consolidated Financial Statements and related notes appearing in Item 8 of this Form 10-K.

	Fiscal Year Ended
	(in thousands, except per share amounts and selected operating data)
	Feb. 27,	Feb. 28,	Mar. 1,	Mar. 3,	Feb. 25,
	2010	2009	2008	2007(1)	2006
Income Statement Data:
Net sales	$455,402	$530,742	$560,912	$533,156	$479,067
Merchandise, buying and occupancy costs	289,134	341,734	341,928	318,971	282,426
Selling, general and administrative expenses	138,711	172,295	161,180	140,696	126,175
Depreciation and amortization	25,985	26,264	21,764	19,616	18,261
Impairment of store assets	2,939	4,557	411	330	11

Operating income (loss)	(1,367)	(14,108)	35,629	53,543	52,194
Other income	728	1,809	4,662	5,116	2,092
Income (loss) from continuing operations before income taxes	(639)	(12,299)	40,291	58,659	54,286
Income tax provision (benefit)	(797)	(4,215)	14,827	22,701	20,920
Income (loss) from continuing operations	158	(8,084)	25,464	35,958	33,366
Loss from discontinued operations, net of income tax	—	(4,666)	(8,446)	(2,272)	(2,953)
Net income (loss)	$158	$(12,750)	$17,018	$33,686	$30,413

Basic earnings (loss) per common share:
Continuing operations	$—	$(0.23)	$0.71	$0.96	$0.93
Discontinued operations	—	(0.13)	(0.24)	(0.06)	(0.08)
Earnings (loss) per basic share	$—	$(0.36)	$0.48	$0.90	$0.85
Basic shares outstanding	35,141	35,097	35,772	37,307	35,907

Diluted earnings (loss) per common share:
Continuing operations	$—	$(0.23)	$0.71	$0.95	$0.92
Discontinued operations	—	(0.13)	(0.24)	(0.06)	(0.08)
Earnings (loss) per diluted share	$—	$(0.36)	$0.47	$0.89	$0.84
Diluted shares outstanding	35,217	35,097	35,852	37,761	36,220

Dividends per share	$0.24	$0.24	$0.24	$0.20	$0.16

(1)   The year ended March 3, 2007 consisted of 53 weeks.  All other years presented consisted of 52 weeks.

	Feb. 27,	Feb. 28,	Mar. 1,	Mar. 3,	Feb. 25,
	2010	2009	2008	2007(1)	2006
Balance Sheet Data (at end of each period in thousands):
Cash, cash equivalents and short-term investments	$99,324	$78,814	$78,492	$102,266	$92,385
Merchandise inventory	38,496	38,828	43,840	52,355	37,871
Long-term investments	13,622	16,400	23,350	—	—
Total assets	267,297	290,142	311,792	307,323	263,463
Long-term debt	—	—	—	—	—
Stockholders’ equity	193,730	200,223	218,827	225,765	192,793
Working capital	108,321	94,059	95,968	128,854	104,856

Selected Operating Data:
Same-store sales increase (decrease) (2)	(15)%	(12)%	1%	1%	1%
Stores at end of period	806	815	837	778	705
Net sales per gross square foot (3)	$156	$188	$215	$219	$216

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

Executive Overview

Christopher & Banks Corporation, a Delaware corporation, is a Minneapolis-based retailer of women’s apparel, which operates retail stores through its wholly-owned subsidiaries.  The Company’s fiscal year ends on the Saturday nearest February 28.  The fiscal years ended February 27, 2010 (“fiscal 2010”), February 28, 2009 (“fiscal 2009”) and March 1, 2008 (“fiscal 2008”) each consisted of 52 weeks.

As of May 3, 2010, the Company operated 797 stores in 46 states, including 533 Christopher & Banks stores, 262 C.J. Banks stores, and two dual stores.  The Company’s Christopher & Banks stores offer distinctive fashions featuring exclusively designed, coordinated assortments of women’s apparel in sizes four to 16.  The Company’s C.J. Banks stores offer similar assortments of women’s apparel in sizes 14W to 26W.  The Company’s dual stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the petite, misses and plus size customer in one store.  The company also operates e-Commerce web sites for its two brands at www.christopherandbanks.com and www.cjbanks.com which, in addition to offering the apparel found in the Company’s stores, also offer exclusive sizes and styles available only online.

The Company strives to provide its customers with quality apparel at a great value and a consistent fit with wardrobing versatility.  The Company’s overall strategy for its two brands, Christopher & Banks and C.J. Banks, is to offer a compelling, evolving assortment of apparel through its stores and e-Commerce web sites in order to satisfy its customers’ expectations for style, quality, value and fit, while providing exceptional, personalized customer service.

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

The Company’s results of operations for fiscal 2010 continued to be impacted by the challenging macro-economic environment, particularly in the first half of the year.  Continued instability in the housing market and relatively high levels of unemployment, combined with general economic uncertainty, negatively impacted consumer spending patterns, particularly for discretionary retail purchases.  Reduced customer traffic at the Company’s stores led to fewer average transactions and a 15% decline in same store sales for the year.  As the year progressed, an increase in the average transaction value and improved conversion rates (the percentage of customers who enter the Company’s stores and make a purchase) drove sequential improvements in same store sales each quarter.

Despite the pressure on sales, the Company ended the year with better than anticipated gross margins and cost savings that significantly exceeded its plans for the year.  Strong inventory disciplines resulted in reduced markdown levels and improved gross profit in the third and fourth quarters of fiscal 2010, as compared to the first two quarters of the year and the third and fourth quarters of fiscal 2009.  In addition, reductions in occupancy and freight expenses benefited gross margins throughout the year.  One of the Company’s top fiscal 2010 initiatives was to control costs, particularly selling, general and administrative (“SG&A”) expenses.  Considerable reductions in store payroll and other store-related operating expenses, combined with reduced marketing expenditures, travel, benefits and information technology-related costs, resulted in approximately $34 million in SG&A savings for the year, which substantially exceeded the Company’s initial plans to save more than $15 million of SG&A expenses in fiscal 2010.

The Company also maintained a strong balance sheet in fiscal 2010 despite the difficult economy.  Cash, cash equivalents, and short and long-term investments increased by $18 million during the year from approximately $95 million at the end of fiscal 2009 to approximately $113 million at the end of fiscal 2010.  In addition, the Company had no borrowings against its credit facility with Wells Fargo Bank or with any other lenders in fiscal 2010 and fiscal 2009.

Although the economic environment posed challenges to the Company’s business in fiscal 2010, considerable progress was made on various operational initiatives.  In addition to significantly reducing SG&A and other expenses during the year, the Company took a conservative approach to store growth.  Fiscal 2010 capital expenditures totaled $6 million, one-third of the approximately $18 million of capital expenditures in fiscal 2009.  The Company opened five new stores in fiscal 2010, including one Christopher & Banks store, three C.J. Banks stores and it first dual store.  Nine Christopher & Banks stores and five C.J. Banks locations were closed during the year.

The Company effectively managed inventory levels during the year.  On a per-store basis, excluding e-Commerce, merchandise inventories were down over 20% in the first, second and third quarters when compared to the prior year periods.  In addition, the Company ended fiscal 2010 with inventories down approximately 3% on a per-store basis when compared to the end of fiscal 2009.  The Company’s inventory levels began to rebound in the fourth quarter of fiscal 2010 in line with management’s expectations for improvements in same store sales results.  Aside from reducing inventories in fiscal 2010, the Company continued to enhance inventory productivity through SKU rationalization and improved store assortment planning based on sales volume, climate, size and fashion preferences, which resulted in greater gross profit generated on lower sales and inventory levels in the third and fourth quarters.

The Company continued to strengthen its CRM capabilities during fiscal 2010.  The Company has completed its migration to a new CRM database management system which is designed to ensure better customer data consistency across all channels, provide more robust customer and marketing analytics and enable management of more complex and segmented communications campaigns.  In addition, the Company plans to continue to accumulate and incorporate customer data into its existing and new CRM programs to drive additional customer traffic to its stores and web sites, encourage cross-shopping between its stores and online sites and increase overall brand awareness.

In addition to maximizing its CRM capabilities, the Company continued to increase its focus on grass roots marketing efforts in fiscal 2010.  These special events, many of which are coordinated at the store level, are designed to create a sense of community in the Company’s stores that reward customer loyalty while giving the Company an opportunity to attract new customers.  These efforts have been particularly effective in the smaller markets that have traditionally been the foundation of the Company’s success.

Fiscal 2011 Outlook

In addition to approaching all of the Company’s operations with continued financial discipline and rigor, the Company is placing additional focus on the following key initiatives in fiscal 2011.

Increasing store productivity

The Company introduced edited assortments, or “capsules,” of its C.J. Banks plus size merchandise in a select test group of 30 Christopher & Banks stores (“capsule stores”) in the fall of fiscal 2010.  The C.J. Banks assortments were added to the capsule stores without a reduction in the Christopher & Banks merchandise assortment.  Based on the improved productivity and same store sales performance at the capsule stores, as compared to the balance of the chain, the Company plans to open approximately 30 additional capsule stores in the early fall of fiscal 2011, nearly doubling the number of its capsule stores.

The Company opened its first dual store during the second quarter of fiscal 2010 and its second dual store in the first quarter of fiscal 2011.  These stores offer merchandise from both of the Company’s Christopher & Banks and C.J. Banks brands, and all three size ranges, misses, petite and plus, within each store, resulting in a greater opportunity to service the Company’s customers while increasing productivity and enhancing operating efficiencies.  The Company plans to continue to monitor the performance of its dual stores and open at least five additional new dual stores during fiscal 2011.

In an effort to drive productivity at all stores, the Company increased its focus on customer service in fiscal 2010 and plans to enhance this focus through more engaged store teams in fiscal 2011.  The Company is striving to enhance the customer experience by encouraging its store managers, or “shopkeepers,” to provide more personalized selling and service to its customers.  The Company has further enhanced its customer experience by providing an in-store e-Commerce ordering system which allows store associates to provide customers with a broader selection of merchandise, including select buys and special sizes and lengths available only online.

Brand differentiation and messaging

In fiscal 2011, the Company plans to place a greater emphasis on marketing.  In March 2010, the Company launched its Friendship Rewards loyalty program.  Friendship Rewards is a point-based program where members earn points based on purchases.  After reaching a certain level of accumulated points, members are rewarded with a certificate which may be used for purchases at the Company’s stores or online web sites.  Program members will also be kept up-to-date on new product deliveries, special events and promotions to entice them to shop in the Company’s stores and visit its websites.  The Company also plans to enhance its CRM customer segmentation capabilities, including further refining its direct mail strategy to more precisely design and target customer mailings.

The Company continues to capture a constant flow of customer feedback and to react accordingly.  In fiscal 2011, the Company expects to hold customer focus groups on a quarterly basis and conduct frequent online surveys and product fit clinics to gain ongoing insights into customer needs.  In addition, the Company will continue to solicit input from its shopkeepers regarding customer feedback and to design and conduct grassroots marketing efforts.

Merchandising

In fiscal 2011, the Company plans to continue to identify, test and, if successful, introduce new product categories in an effort to increase spending by existing customers and to attract new customers to its brands.  Based on product tests conducted in fiscal 2010, the Company recently rolled out a new assortment of jewelry to all of its stores in the beginning of fiscal 2011 and plans to increase the size of its jewelry assortment throughout the year.  In addition to the jewelry rollout, the Company plans to execute several tests of other new product categories in fiscal 2011, including outerwear, sleepwear and extended sizes of other merchandise.

Growth of e-Commerce channel

The Company plans to continue to grow its Christopher & Banks and C.J. Banks e-Commerce businesses in fiscal 2011, which have operated profitably since February 2008.  Focus will be placed on converting additional customers into multi-channel shoppers and leveraging the branding benefits the e-Commerce channel can provide.  The Company also plans to grow its e-Commerce business through increasing its online customer base and continuing to use the channel to test further product line and size extensions.

Infrastructure efficiency

The Company is in the final stages of building a scalable, cost-effective and fully-integrated information technology infrastructure. While there will be normal, ongoing enhancement and investments, such as the completion of the Company’s rollout of upgraded point-of-sale hardware and software to all stores and implementation of a new product lifecycle management system in fiscal 2011, it does not anticipate any additional significant capital investments in the near term.

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

Management considers same-store sales to be an important indicator of the Company’s performance.  Same-store sales results are important in achieving leveraging of costs, including store payroll, store occupancy, depreciation and other general and administrative expenses.  Year-over-year increases in same-store sales contribute to greater leveraging of costs, while declining same-store sales contribute to deleveraging of costs.  Same-store sales results also have a direct impact on the Company’s total net sales, cash, cash equivalents, investments and working capital.

Merchandise, buying and occupancy costs

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

Store productivity

Store productivity measures, including sales per square foot, average unit retail selling price, average number of transactions per store, number of units per transaction, average retail dollars per transaction, customer traffic and conversion rates are evaluated by management in assessing the operational performance of individual stores and of the Company.

Inventory turnover

The Company’s management evaluates inventory turnover as a measure of how productively inventory is bought and sold.  Inventory turnover is important as it can signal slow-moving inventory, which can be critical in determining the need to take markdowns on merchandise.

Cash flow and liquidity

Management evaluates free cash flow and cash flow from operations, investing activities and financing activities in determining the sufficiency of the Company’s cash position.  Cash flow from operations has historically been sufficient to provide for the Company’s uses of cash.  The Company expects its cash, cash equivalents and short and long-term investments, combined with cash flows from operations, to be sufficient to fund anticipated capital expenditures, working capital and other requirements for liquidity during fiscal 2011.

Results of Operations

The following table sets forth consolidated income statement data expressed as a percentage of net sales for the last three fiscal years and should be read in conjunction with “Selected Financial Data” in Item 6 of this Form 10-K.

	Fiscal Year Ended
	February 27,	February 28,	March 1,
	2010	2009	2008

Net sales	100.0%	100.0%	100.0%
Merchandise, buying and occupancy costs	63.5	64.4	60.9
Selling, general and administrative expenses	30.5	32.4	28.7
Depreciation and amortization	5.7	4.9	3.9
Impairment of store assets	0.6	0.9	0.1
Operating income (loss)	(0.3)	(2.6)	6.4
Other income, net	0.1	0.3	0.8
Income (loss) from continuing operations before income taxes	(0.2)	(2.3)	7.2
Income tax provision (benefit)	0.2	(0.8)	2.7
Net income (loss) from continuing operations	0.0	(1.5)	4.5
Loss from discontinued operations, net of tax	—	(0.9)	(1.5)
Net income (loss)	0.0%	(2.4)%	3.0%

Fiscal 2010 Compared to Fiscal 2009

Net Sales.  Net sales from continuing operations for the 52-week period ended February 27, 2010 were $455.4 million, a decrease of $75.3 million or 14%, from net sales from continuing operations of $530.7 million for the 52-week period ended February 28, 2009.  The Company’s sales were negatively impacted in fiscal 2010 by the challenging macro-economic environment and related factors.  In particular, continued instability in the housing market and higher levels of unemployment, combined with general economic uncertainty, negatively impacted consumer spending patterns, particularly for discretionary retail purchases.

The Company’s same store sales declined 15% for the fiscal year ended February 27, 2010, when compared to the fiscal year ended February 28, 2009.  This decrease was primarily due to reduced customer traffic at the Company’s stores resulting in fewer transactions per store and fewer units sold overall, partially offset by an increase in average unit retail selling price.  The decline in same-store sales was partially offset by an increase in revenues generated by the Company’s two e-Commerce websites.  The Company also operated fewer stores in fiscal 2010 as compared to fiscal 2009, ending the year with 806 stores as of February 27, 2010, compared to 815 stores at February 28, 2009.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $289.1 million, or 63.5% of net sales, in fiscal 2010, compared to $341.7 million, or 64.4% of net sales, during fiscal 2009, resulting in approximately 90 basis points of improvement in the Company’s gross profit margin.

The Company’s merchandise margins improved by approximately 250 basis points in fiscal 2010 as reduced markdown levels in the third and fourth quarters more than offset the impact of elevated promotional activity in the first and second quarters of the year.  Strict inventory discipline was exercised throughout fiscal 2010, resulting in fewer markdowns needed to clear excess inventory.  The improved merchandise margins were partially offset by approximately 160 basis points of deleveraging of buying and occupancy costs associated with the Company’s 15% decline in same store sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the fiscal year ended February 27, 2010 were $138.7 million, or 30.5% of net sales, compared to $172.3 million, or 32.4% of net sales, for the fiscal year ended February 28, 2009, resulting in a 190 basis point decrease as a percent of net sales in fiscal 2010, compared to fiscal 2009.

SG&A expenses were reduced by $33.6 million in fiscal 2010 compared to fiscal 2009, primarily as a result of the Company’s cost reduction initiatives.  Significant savings were realized in store payroll and other store-related operating expenses, which accounted for most of the positive leverage of SG&A expenses in fiscal 2010.  In addition, the Company had savings in marketing expenditures, travel, corporate salaries, benefits and information technology related costs. Approximately $4.0 million of the reduction in SG&A expenses in fiscal 2010, particularly in the second quarter, resulted from one-time unplanned savings related to legal settlements and insurance proceeds.

Depreciation and Amortization.  Depreciation and amortization was $26.0 million, or 5.7% of net sales, in fiscal 2010, compared to $26.3 million, or 4.9% of net sales, in fiscal 2009.  The decrease in the amount of depreciation and amortization resulted from a reduction of capital expenditures in fiscal 2010 compared to fiscal 2009.  Capital expenditures for 2010 totaled $6.0 million, compared to $18.4 million in fiscal 2009.  In addition, the Company’s depreciable asset base was reduced as a result of asset impairment charges recognized in fiscal 2009.

Impairment of Store Assets.  As a result of the annual impairment analysis performed in the fourth quarter of fiscal 2010, the Company recorded long-lived store-level asset impairment charges of $2.9 million related to underperforming Christopher & Banks and C.J. Banks stores, compared to $4.6 million of store-level asset impairment charges in fiscal 2009.  A portion of the asset impairment charge in fiscal 2010 related to write-offs of the remaining book value of underperforming stores to be closed in the first half of fiscal 2011.

Operating Loss.  As a result of the foregoing factors, the Company reported an operating loss of $1.4 million, or 0.3% of net sales, for the 52 weeks ended February 27, 2010, compared to an operating loss of $14.1 million, or 2.6% of net sales, for the 52 weeks ended February 28, 2009.

Other Income.  For the fiscal year ended February 27, 2010, other income included interest income of approximately $0.4 million and gains on investments of approximately $0.3 million.  For the fiscal year ended February 28, 2009, other income included interest income of $2.2 million, offset by approximately $0.4 million of unrealized losses on long-term investments.  The decrease in interest income resulted from lower interest rates on cash, cash-equivalents and short and long-term investments in fiscal 2010 compared to fiscal 2009.

Income Taxes.  The Company recorded an income tax benefit of $0.8 million, with an effective tax rate of 124.7%, in fiscal 2010, compared to an income tax benefit of $4.2 million, with an effective tax rate of 34.3%, in fiscal 2009.  Due to the Company’s near break even results for the year, small discrete tax items and state tax considerations had a significant impact the Company’s annual effective tax rate.

Income (Loss) From Continuing Operations.  As a result of the foregoing factors, the Company reported income from continuing operations of $0.2 million, or 0.0% of net sales, for the twelve months ended February 27, 2010, compared to a loss from continuing operations of $8.1 million, or 1.5% of net sales, for the twelve months ended February 28, 2009.

Loss from Discontinued Operations, Net of Tax.  The Company reported a loss from discontinued operations of $4.7 million, net of a tax benefit of $3.6 million, for the fiscal year ended February 28, 2009.  In addition to store-level operating losses, the loss from discontinued operations for the twelve months ended February 28, 2009 included approximately $4.3 million of lease termination costs, $1.2 million of long-lived store asset impairment charges, $0.3 million of severance costs and $0.3 million of inventory write-offs, all of which were incurred in connection with exiting the Acorn division business.  There were no expenses recorded related to discontinued operations for the year ended February 27, 2010.

Net Income (Loss).  As a result of the foregoing factors, the Company recorded net income of $0.2 million, or 0.0% of net sales and $0.00 per diluted share, for the year ended February 27, 2010 compared to a net loss of $12.8 million, or 2.4% of net sales and ($0.36) per diluted share, for the fiscal year ended February 28, 2009.

Fiscal 2009 Compared to Fiscal 2008

Net Sales.  Net sales from continuing operations for the 52-week period ended February 28, 2009 were $530.7 million, a decrease of $30.2 million or 5.4%, from net sales from continuing operations of $560.9 million for the 52-week period ended March 1, 2008.  The decrease in net sales from continuing operations was a result of a decline in same-store sales, partially offset by sales generated from an increase in the number of stores operated by the Company.  In addition, the Company generated sales from its two e-Commerce web sites for all 52 weeks of fiscal 2009, while only one of its web sites was operational for two weeks in fiscal 2008.

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

In fiscal 2009, management believes the Company’s sales were negatively impacted by the extremely challenging domestic macro-economic environment, which worsened as the year progressed.  Continued and growing instability in the housing, credit, stock and financial markets, and increasing general economic uncertainty, placed pressure on consumer spending patterns, which resulted in reduced customer traffic and a lower rate of conversion.  Management responded to the declining number of average transactions per store by significantly increasing the level of promotional activity during the third and fourth quarters of fiscal 2009.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the fiscal year ended February 28, 2009 were $172.3 million, or 32.4% of net sales, compared to $161.2 million, or 28.7% of net sales, for the fiscal year ended March 1, 2008, resulting in an approximate 370 basis point increase in selling, general and administrative expenses as a percent of net sales in fiscal 2009, compared to fiscal 2008.  This increase resulted from approximately 150 basis points of negative leverage of administrative and store-level salaries, 60 basis points of negative leverage of expenses associated with the Company’s e-Commerce division, which began operating only one site for a two-week period at the end of fiscal 2008, 55 basis points of negative leverage due to increased marketing expenditures related to the Company’s ongoing initiative to build brand awareness, 55 basis points of negative leverage related to higher self-insured medical costs, 45 basis points of negative leverage resulting from increased information technology support fees related to the Company’s efforts to upgrade and enhance critical components of its information systems, 25 basis points of negative leverage related to severance costs associated with the Company’s field reorganization and the workforce reduction at its corporate office and distribution center and 20 basis points of negative leverage of other SG&A expenses; this was offset, in part, by approximately 40 basis points of positive leverage related to $2.1 million of CEO transition-related expenses incurred by the Company in fiscal 2008, with no comparable costs incurred in fiscal 2009.

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

Liquidity and Capital Resources

The Company’s principal on-going cash requirements are to fund working capital needs, such as purchasing merchandise inventory, financing the construction of new stores, remodeling certain existing stores and making information technology-related and other capital expenditures.  Merchandise purchases vary on a seasonal basis, peaking in the fall.  As a result, the Company’s cash requirements historically reach their peak in October or November, during the Company’s third fiscal quarter.  Conversely, the Company’s cash balances peak in January, during the Company’s fourth fiscal quarter, after the holiday season is completed.

Net cash provided by operating activities

Net cash provided by operating activities totaled $35.9 million in fiscal 2010, an increase of $13.8 million from $22.1 million in fiscal 2009.  The increase was primarily a result of a decrease in income taxes receivable and proceeds from the sales of trading securities, partially offset by a decrease in accounts payable.  In addition, the Company reported net income of $0.2 million in fiscal 2010 compared to a net loss of $12.8 million in fiscal 2009.

Significant fluctuations in the Company’s working capital accounts included an $18.2 million decrease in income taxes receivable, a $5.0 million decrease in accounts payable, a $3.9 million decrease in deferred lease incentives and a $2.9 million decrease in accrued liabilities.  In addition, the company received $4.6 million from the sale of trading securities.  The decrease in income taxes receivable resulted from refunds received on estimated income tax payments made in the first and second quarters of fiscal 2009, combined with net operating loss carrybacks.  The decrease in accounts payable was primarily the result of changes in the company’s merchandise inventory payment terms implemented in fiscal 2010.  Accrued liabilities decreased due to reductions in gift card liabilities, un-invoiced merchandise receipts, severance liabilities and self-insured medical and workers compensation insurance liabilities.  The amount of deferred lease incentives declined in fiscal 2010 as amortization of tenant allowances exceeded additions related to new store openings, combined with write-offs of unamortized tenant allowances associated with stores closed in fiscal 2010.

The remainder of the change in cash provided by operating activities was substantially the result of fiscal 2010 net income of $0.2 million, after adjusting for non-cash charges, including depreciation and amortization expense, store-level asset impairment charges, deferred income taxes, stock-based compensation expense, loss on the disposal of furniture, fixtures and equipment, losses on investments and various other changes in the Company’s other operating assets and liabilities.

Net cash used in investing activities

Net cash used in investing activities in fiscal 2010 included approximately $6.0 million of capital expenditures and net purchases of available-for-sale securities of $63.2 million.  The Company opened five new stores during fiscal 2010.  The Company also made other investments in its stores, corporate office and distribution center facility during the fiscal year ended February 27, 2010.

The Company expects to fund approximately $12 million to $14 million of capital expenditures in fiscal 2011 to open approximately ten new stores as well as to make further information-technology related improvements at its stores and corporate office.  In addition, a portion of the fiscal 2011 capital expenditures are expected to pertain to stores planned to open in the first quarter of fiscal 2012.

Net cash used in financing activities

Net cash of $8.5 million was used in financing activities in fiscal 2010 as the Company declared and paid four quarterly cash dividends of $0.06 per share.  The Company’s Board of Directors authorizes dividend payments on a quarterly basis.

The Company had approximately $113 million of cash, cash equivalents and short and long-term investments at February 27, 2010.  The Company anticipates its cash, cash equivalents and short and long-term investments, combined with cash flows from operations, will be sufficient to meet its capital expenditure, working capital and other liquidity requirements for fiscal 2011.

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

Loans under the Credit Facility bear interest at the prime rate minus 0.25%.  As of February 27, 2010, the prime rate was 3.25%.  The Credit Facility also provides the Company with the ability to borrow under the Credit Facility at an interest rate tied to the London Interbank Market Offered Rate (“LIBOR”).  Advances under the LIBOR option would be tied to the one, three or six month LIBOR rate, based on the length of time the corresponding advance is outstanding.

Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion of the facility as defined in the agreement, a collateral monitoring fee and a guaranteed service charge.  Borrowings under the Credit Facility are collateralized by the Company’s equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Credit Facility during fiscal 2010.  Historically, the Credit Facility has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at February 27, 2010 was $23.9 million.  As of February 27, 2010, the Company had open on-demand letters of credit in the amount of $1.3 million.  Accordingly, the availability of revolving credit loans under the Credit Facility was $22.6 million at February 27, 2010.

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of February 27, 2010, the most recent measurement date, the Company was in compliance with all of these restrictive covenants under the Credit Facility.

Auction Rate Securities

The Company had approximately $12.8 million of short-term trading securities as of February 27, 2010, which consisted solely of $14.8 million of ARS at cost, less a fair value adjustment of approximately $2.0 million.  As of February 28, 2009, the Company had approximately $16.4 million of long-term trading securities, which consisted solely of $19.5 million of ARS at cost, less a fair value adjustment of approximately $3.1 million.  The fair value of the ARS was determined utilizing a discounted cash flow method based on market rates and an estimated period of time the ARS are expected to be held.

Substantially all of the Company’s ARS are collateralized by student loans.  As of February 27, 2010, approximately 90% of its ARS had AAA (Standard & Poor’s), Aaa (Moody’s), or AAA (Fitch) credit ratings.  As of February 27, 2010, the repayment of approximately 80% of the student loans, which serve as collateral for the ARS held by the Company, was substantially backed by the United States government.  Until February 2008, the ARS market was liquid and auctions for ARS held by the Company did not fail.  However, beginning in February 2008, auctions for the ARS held by the Company began to fail and have continued to fail up to and as of the date of this report.  Based on current market conditions, management believes that it is likely that auctions related to the Company’s ARS will continue to be unsuccessful for the near term.  Unsuccessful auctions have limited the Company’s ability to access these funds.

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

Upon acceptance of the settlement offer, the Company classified its ARS as trading securities and elected to record the ARS rights at fair value on a recurring basis utilizing significant unobservable inputs in accordance with ASC 820-10, “Fair Value Measurements and Disclosures.”  The fair value of the ARS rights was estimated utilizing the Black-Scholes option pricing model and the forward contract method.  As of February 27, 2010, the fair value of the ARS rights was determined to be approximately $2.0 million and the ARS rights were recorded within other current assets on the consolidated financial statements.  As of February 28, 2009, the fair value of the ARS rights was determined to be approximately $2.7 million and the ARS rights were recorded within other non-current assets on the consolidated financial statements.  Approximately $4.6 million and $5.1 million of the Company’s ARS were redeemed by the issuers in fiscal 2010 and fiscal 2009, respectively.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at February 27, 2010 (in thousands):

Payments Due In
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$—	$—	$—	$—	$—

Capital lease obligations	—	—	—	—	—

Operating leases	226,778	46,814	119,424	51,297	9,243

Purchase obligations	—	—	—	—	—

Other liabilities	—	—	—	—	—

Total	$226,778	$46,814	$119,424	$51,297	$9,243

The table above does not include possible payments for uncertain tax positions.  The Company’s reserve for uncertain tax positions, including interest and penalties, was approximately $2.6 million at February 27, 2010.  Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, the Company cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities.

The Company’s contractual obligations include operating leases for each of its retail store locations and vehicles.  The amount for operating leases reflected in the table above includes future minimum rental commitments only and excludes common area maintenance charges, real estate taxes and other costs associated with operating leases.  These types of costs, which are not fixed and determinable, totaled $33.7 million, $34.7 million and $33.4 million in fiscal 2010, 2009 and 2008, respectively.

At February 27, 2010, the Company had no other contractual obligations relating to short or long-term debt, capital leases or non-cancelable purchase obligations.  In addition, the Company had no contractual obligations relating to the other liabilities recorded in the Company’s balance sheet under accounting principles generally accepted in the United States of America.  As of February 27, 2010, the Company’s other liabilities consisted solely of deferred rent, deferred lease incentives and deferred income taxes.

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

Prior to fiscal 2009, the Company directly imported the majority of its goods as the declared importer of record.  As a result of implementing its new sourcing structure, the Company reduced its level of direct importing as the declared importer of record.  Approximately 12% of its merchandise purchases were directly imported in fiscal 2010, compared to 48% and 78% of its purchases in fiscal 2009 and fiscal 2008, respectively.  Despite the reduction of direct imports, substantially all of the Company’s merchandise was manufactured overseas in fiscal 2010, primarily in China, Indonesia and Cambodia.

During fiscal 2010, the Company’s ten largest vendors provided approximately 74% of the Company’s purchases.  One vendor accounted for approximately 27% of the Company’s purchases, while another two vendors supplied the Company with 15% and 12% of its merchandise, respectively.  Although the Company has strong partnerships with these vendors, there can be no assurance that these relationships can be maintained in the future or that these vendors will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from these vendors, management believes that it will be able to shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on the Company’s financial position or results of operations.

Seasonality

The Company’s quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, consumer confidence, customer response to the Company’s seasonal merchandise mix, timing of new store openings, adverse weather conditions, shifts in the timing of certain holidays and shifts in the timing of promotional events.  Traditionally, the Company has had higher sales, and has been more profitable, in the first and third quarters of its fiscal year, and has had lower sales, and has been less profitable or incurred losses, in its second and fourth fiscal quarters.

Inflation

As the operations of the Company are influenced by general economic conditions, the Company’s management believes that rising prices of certain consumer staples, particularly higher gasoline and food costs, had a negative effect on the Company’s results of operations during the first and second quarters of fiscal 2009.  Management does not believe that inflation had a material effect on the Company’s results of operations in the third or fourth quarters of fiscal 2009 or in fiscal 2010.

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

Long-lived assets

The Company reviews long-lived assets with definite lives annually or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This review includes the evaluation of individual under-performing stores and assessing the recoverability of the carrying value of the assets related to the store.  Future cash flows are projected for the remaining lease life considering such factors as future sales levels, operating income, changes in occupancy expenses other than base rent and other expenses, as well as the overall operating environment specific to that store.  If the estimated undiscounted future cash flows are less than the carrying value of the assets, the Company records an impairment charge equal to the difference between the assets’ fair value and carrying value.

Fair value is determined by a discounted cash flow analysis.  In determining future cash flows, the Company uses its best estimate of future operating results.  In fiscal 2010, consistent with the Company’s operating plans, the Company assumed gradual sales improvements in fiscal 2011 through fiscal 2013.  Future growth in same-store sales subsequent to fiscal 2013 was based on the Company’s historical same-store sales growth rates.  In situations where estimated future undiscounted store cash flows were less than the carrying value of store assets, fair value was determined using discounted cash flows assuming a market participant-based discount rate of 20%.

As the projection of future cash flows involves the use of significant estimates and assumptions, including estimated sales and expense levels and selection of an appropriate market participant-based discount rate, differences in circumstances or estimates could produce different results.  The current challenging economic environment, combined with the continued instability in the housing market, higher levels of unemployment and continued general economic uncertainty affecting the retail industry, make it reasonably possible that additional long-lived asset impairments could be identified and recorded in future periods.

The Company recorded long-lived store-level asset impairment charges of $2.9 million, $4.6 million and $0.4 million in fiscal 2010, 2009 and 2008, respectively, related to underperforming Christopher & Banks and C.J. Banks store locations.

Income taxes

The Company calculates income taxes in accordance with ASC 740, “Income Taxes,” which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future taxes attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.  The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment.  No valuation allowance has been provided for deferred tax assets as of February 27, 2010 because management believes realization of the full amount of net deferred tax assets is more likely than not.  While the Company has a history of profits, the Company recorded a net loss in fiscal 2009 and near break-even results in fiscal 2010.  Therefore, achievement of profitability in the future is a significant factor in determining the Company’s continuing ability to carry these deferred tax assets without any valuation allowance.  The Company’s accounting for deferred taxes represents its best estimate of future events.  If future results from the Company’s operations are significantly less than projected, a valuation allowance may be required to reduce deferred tax assets, which could have a material impact on the Company’s results of operations in the period in which it is recorded.  Significant negative events, including losses in future years, would make it reasonably possible that valuation allowances against deferred tax assets would be required in future periods. As of February 27, 2010, the company had deferred tax assets of $11.1 million.

Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

On March 4, 2007, the Company adopted the accounting pronouncement now codified in ASC 740 regarding accounting for unrecognized tax benefits.  This pronouncement defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authorities based solely on the technical merits of the position.  If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that in management’s judgment is greater than 50% likely to be realized.  The total amount of unrecognized tax benefit as of February 27, 2010 was $2.6 million.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued ASU 2009-17, “Consolidations,” which seeks to improve financial reporting by requiring that entities perform an analysis to determine whether any variable interest or interests that they have give them a controlling financial interest in a variable interest entity.  ASU 2009-17 is effective for annual financial periods beginning after November 15, 2009, and interim periods within that initial annual period and thereafter, and shall be applied prospectively.  Early adoption is prohibited.  The Company is in the process of evaluating ASU 2009-17 and does not expect it will have a significant impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple Deliverable Revenue Arrangements.” ASU 2009-13 amends ASC 605-10, “Revenue Recognition,” and addresses accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit, and provides guidance on how to measure and allocate arrangement consideration to one or more units of accounting.  ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted, but certain requirements must be met.  The Company is in the process of evaluating ASU 2009-13 and does not expect it will have a significant impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, new guidance and clarifications for improving disclosures about fair value measurements.  This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy.  Separate disclosures are required for transfers in and out of Level 1 and 2 fair value measurements, and the reasons for the transfers must be disclosed.  In the reconciliation for Level 3 fair value measurements, separate disclosures are required for purchases, sales, issuances, and settlements on a gross basis.   The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010.  The company is in the process of evaluating the latest provisions under ASU 2010-06 and does not expect the new requirements will have a significant impact on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued amendments to ASC 820-10, “Fair Value Measurements and Disclosures.”  Subsequently, in February 2008, the portion of these amendments related to non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis was deferred by the FASB for one year.  The Company adopted the deferred portion of the amendments to ASC 820-10 on March 1, 2009.  See Note 15, Fair Value Measurements, for additional disclosures required under these amendments to ASC 820-10 for non-financial assets and liabilities recognized or disclosed at fair value in the Company’s consolidated financial statements.  Other than such disclosures, the adoption of these amendments to ASC 820-10 did not have a material impact on the Company’s consolidated financial statements as reported herein.

In June 2008, the FASB issued amendments to ASC 260-10, “Earnings Per Share,” which require that unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are considered participating securities and should be included in the two-class method of computing earnings per share.  These amendments to ASC 260-10 were adopted by the Company effective March 1, 2009 and impacted the Company’s calculation of earnings per share beginning in the first quarter of the fiscal year ending February 27, 2010.  See Note 14, Earnings Per Share, for further disclosure regarding the impact of the adoption of these amendments to ASC 260-10.

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

In April 2009, the FASB issued amendments to ASC 825-10, “Financial Instruments,” which require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The amendments to ASC 825-10 also require those disclosures in summarized financial information at interim reporting periods.  The amendments to ASC 825-10 are effective for interim reporting periods ending after June 15, 2009 and do not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption.  The Company adopted the amendments to ASC 825-10 during the second quarter of fiscal 2010.  See Note 3, Investments, for the additional disclosures required under these amendments to ASC 825-10.

In June 2009, the FASB issued ASC 105-10, “Generally Accepted Accounting Principles,” which became the source of authoritative generally accepted accounting principles in the United States, superseding all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC became non-authoritative.  The Company adopted ASC 105-10 during the third quarter of fiscal 2010.  The adoption of ASC 105-10 impacted the Company’s disclosures by eliminating all references to pre-Codification standards, but otherwise had no impact on its consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value.”  ASU 2009-05 amends ASC 820-10, “Fair Value Measurements and Disclosures,” as it relates to the fair value measurement of liabilities, and provides clarification of the accounting for circumstances in which a quoted price in an active market for an identical liability is not available.  ASU 2009-05 is effective for the first reporting period (including interim periods) after its issuance.  The Company adopted ASU 2009-05 during the third quarter of fiscal 2010.  The adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company has not determined whether implementation of such proposed standards would be material to its consolidated financial statements.

Forward-Looking Statements

The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance.  These forward-looking statements, which may be included in reports filed under the Exchange Act, in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of this Form 10-K, which could cause actual results to differ materially from historical results or those anticipated.

The words or phrases “will likely result,” “are expected to,” “will continue,” “estimate,” “project,” “believe,” “expect, “ “anticipate,” “forecast,” “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  In particular the Company desires to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this annual report on Form 10-K.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates.  The Company’s results of operations could be negatively impacted by decreases in interest rates on its investments, including its investments in Auction Rate Securities.  Please see Note 3, Investments, to the Consolidated Financial Statements for further information regarding the Company’s investments in Auction Rate Securities.

The Company is potentially exposed to market risk from changes in interest rates relating to its Credit Facility with Wells Fargo.  Loans under the Wells Fargo Credit Facility bear interest at the prime rate, 3.25% as of February 27, 2010, less 0.25%, or the one, three or six month LIBOR rate, based on the length of time an advance is outstanding.  However, the Company had no revolving credit loan borrowings under the Wells Fargo Credit Facility during fiscal 2010 or fiscal 2009 and, given its existing liquidity position, does not expect to utilize the Wells Fargo Credit Facility in the reasonably foreseeable future except for its continuing use of the letter of credit facility.

The Company enters into certain purchase obligations outside the United States, which are denominated and settled in U.S. dollars.  Therefore, the Company has only minimal direct exposure to foreign currency exchange risks.  The Company does not hedge against foreign currency risks and believes that its foreign currency exchange risk is immaterial.

The Company does not have any derivative financial instruments and does not hold any derivative financial instruments for trading purposes.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Christopher & Banks Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Christopher & Banks Corporation and its subsidiaries at February 27, 2010 and February 28, 2009, and the results of their operations and their cash flows for each of the three years in the period ended February 27, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 27, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Note 14 to the consolidated financial statements, the Company retrospectively changed the manner in which is calculates earnings per share as of March 1, 2009.

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

/s/ PricewaterhouseCoopers, LLP

Minneapolis, Minnesota

May 13, 2010

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands)

	February 27,	February 28,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$37,073	$78,814
Short-term investments	62,251	—
Accounts receivable	4,245	3,921
Merchandise inventories	38,496	38,828
Prepaid expenses	1,642	1,938
Income taxes receivable	394	18,747
Current deferred tax asset	3,509	3,795
Other current assets	2,000	—
Total current assets	149,610	146,043

Property, equipment and improvements, net	96,109	120,347
Long-term investments	13,622	16,400
Deferred tax asset	7,631	4,328
Other assets	325	3,024
Total assets	$267,297	$290,142

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,654	$19,806
Accrued salaries, wages and related expenses	8,472	9,588
Other accrued liabilities	19,164	22,103
Other current liabilities	—	487
Total current liabilities	41,290	51,984

Non-current liabilities:
Deferred lease incentives	19,578	23,507
Deferred rent obligations	10,059	10,318
Other non-current liabilities	2,640	4,110
Total non-current liabilities	32,277	37,935

Commitments	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 45,735 and 45,258 shares issued, and 35,944 and 35,467 shares outstanding, at February 27, 2010 and February 28, 2009, respectively	457	452
Additional paid-in capital	113,584	111,763
Retained earnings	192,361	200,719
Common stock held in treasury, 9,791 shares at cost at February 27, 2010 and February 28, 2009	(112,711)	(112,711)
Accumulated other comprehensive income	39	—
Total stockholders’ equity	193,730	200,223
Total liabilities and stockholders’ equity	$267,297	$290,142

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Fiscal Year Ended
	February 27,	February 28,	March 1,
	2010	2009	2008

Net sales	$455,402	$530,742	$560,912

Costs and expenses:
Merchandise, buying and occupancy	289,134	341,734	341,928
Selling, general and administrative	138,711	172,295	161,180
Depreciation and amortization	25,985	26,264	21,764
Impairment of store assets	2,939	4,557	411
Total costs and expenses	456,769	544,850	525,283

Operating income (loss)	(1,367)	(14,108)	35,629

Other income	728	1,809	4,662

Income (loss) from continuing operations before income taxes	(639)	(12,299)	40,291

Income tax provision (benefit)	(797)	(4,215)	14,827

Income (loss) from continuing operations	158	(8,084)	25,464

Loss from discontinued operations, net of income tax	—	(4,666)	(8,446)

Net income (loss)	$158	$(12,750)	$17,018

Basic earnings (loss) per share:
Continuing operations	$0.00	$(0.23)	$0.71
Discontinued operations	—	(0.13)	(0.24)

Earnings (loss) per basic share	$0.00	$(0.36)	$0.48

Basic shares outstanding	35,141	35,097	35,772

Diluted earnings (loss) per share:
Continuing operations	$0.00	$(0.23)	$0.71
Discontinued operations	—	(0.13)	(0.24)

Earnings (loss) per diluted share	$0.00	$(0.36)	$0.47

Diluted shares outstanding	35,234	35,097	35,852

Dividends per share	$0.24	$0.24	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

								Accumulated
	Common Stock					Additional		Other
	Shares	Shares Held	Shares	Amount	Amount Held	Paid-in	Retained	Comprehensive
	Issued	in Treasury	Outstanding	Outstanding	in Treasury	Capital	Earnings	Income (Loss)	Total
March 3, 2007	45,038	8,517	36,521	$450	$(94,756)	$106,807	$213,264	$—	$225,765
Comprehensive income:
Net income	—	—	—	—	—	—	17,018	—	17,018
Temporary impairment of long-term investments	—	—	—	—	—	—	—	(1,200)	(1,200)
Total comprehensive income									15,818
Adoption of FIN 48	—	—	—	—	—	—	220	—	220
Stock issued on exercise of options	113	—	113	1	—	1,156	—	—	1,157
Issuance of restricted shares, net of forfeitures	(101)	—	(101)	(1)	—	1	—	—	—
Tax benefit (deficiency) on stock-based compensation	—	—	—	—	—	(122)	—	—	(122)
Stock-based compensation expense	—	—	—	—	—	2,518	—	—	2,518
Acquisition of common stock held in treasury, at cost	—	1,274	(1,274)	—	(17,955)	—	—	—	(17,955)
Dividends paid ($0.24 per share)	—	—	—	—	—	—	(8,574)	—	(8,574)
March 1, 2008	45,050	9,791	35,259	$450	$(112,711)	$110,360	$221,928	$(1,200)	$218,827
Comprehensive loss:
Net loss	—	—	—	—	—	—	(12,750)	—	(12,750)
Reclassification of loss on impairment of long- term investments	—	—	—	—	—	—	—	1,200	1,200
Total comprehensive loss									(11,550)
Issuance of restricted shares, net of forfeitures	208	—	208	2	—	(2)	—	—	—
Tax benefit (deficiency) on stock-based compensation	—	—	—	—	—	(351)	—	—	(351)
Stock-based compensation expense	—	—	—	—	—	1,756	—	—	1,756
Dividends paid ($0.24 per share)	—	—	—	—	—	—	(8,459)	—	(8,459)
February 28, 2009	45,258	9,791	35,467	$452	$(112,711)	$111,763	$200,719	$—	$200,223
Comprehensive income:
Net income	—	—	—	—	—	—	158	—	158
Fair value adjustment for available-for-sale securities	—	—	—	—	—	—	—	39	39
Total comprehensive income									197
Stock issued on exercise of options	1	—	1	—	—	2	—	—	2
Issuance of restricted shares, net of forfeitures	476	—	476	5	—	(5)	—	—	—
Tax benefit (deficiency) on stock-based compensation	—	—	—	—	—	(175)	—	—	(175)
Stock-based compensation expense	—	—	—	—	—	1,999	—	—	1,999
Dividends paid ($0.24 per share)	—	—	—	—	—	—	(8,516)	—	(8,516)
February 27, 2010	45,735	9,791	35,944	$457	$(112,711)	$113,584	$192,361	$39	$193,730

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	February 27,	February 28,	March 1,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$158	$(12,750)	$17,018
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,985	26,364	22,603
Amortization of premium on investments	184	—	—
Excess tax benefit on stock-based compensation	—	—	(20)
Stock-based compensation expense	1,999	1,756	2,518
Deferred income taxes	(3,339)	2,113	(6,815)
Loss on disposal of equipment	146	755	392
Impairment of store assets	2,939	5,777	6,925
Impairment of goodwill	—	—	3,587
(Gain) loss on investments	(316)	3,050	—
Changes in operating assets and liabilities:
Sales of trading securities	4,600	—	—
(Increase) decrease in accounts receivable	(324)	1,302	(741)
Decrease in merchandise inventories	332	5,012	8,515
(Increase) decrease in prepaid expenses	302	9,659	(931)
(Increase) decrease in income taxes receivable	18,180	(14,066)	(3,077)
(Increase) decrease in other assets	315	(2,675)	(68)
Increase (decrease) in accounts payable	(5,015)	3,286	(1,057)
Increase (decrease) in accrued salaries, wages and related expenses	(1,116)	342	1,671
Increase (decrease) in other accrued liabilities	(2,939)	(5,938)	5,653
Increase (decrease) in other current liabilities	(487)	487	—
Increase (decrease) in deferred rent obligations	(1,067)	(1,402)	1,042
Increase (decrease) in deferred lease incentives	(3,929)	(1,348)	2,018
Increase (decrease) in other liabilities	(662)	388	2,796
Net cash provided by operating activities	35,946	22,112	62,029
Cash flows from investing activities:
Purchases of property, equipment and improvements	(5,969)	(18,431)	(35,901)
Purchases of investments	(79,592)	—	(115,050)
Sales of investments	16,390	5,100	138,775
Net cash used in investing activities	(69,171)	(13,331)	(12,176)
Cash flows from financing activities:
Exercise of stock options and issuance of restricted stock	—	—	1,157
Dividends paid	(8,516)	(8,459)	(8,574)
Excess tax benefit on stock-based compensation	—	—	20
Acquisition of common stock held in treasury	—	—	(17,955)
Net cash used in financing activities	(8,516)	(8,459)	(25,352)

Net increase (decrease) in cash and cash equivalents	(41,741)	322	24,501
Cash and cash equivalents at beginning of year	78,814	78,492	53,991

Cash and cash equivalents at end of year	$37,073	$78,814	$78,492

Supplemental cash flow information:
Interest paid	$5	$3	$3
Income taxes paid	$2,300	$4,396	$16,389
Accrued purchases of equipment and improvements	$152	$1,289	$150

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Christopher & Banks Corporation, through its wholly-owned subsidiaries (collectively referred to as “Christopher & Banks” or the “Company”) operates retail stores selling women’s apparel in the United States.  The Company operated 806, 815 and 837 stores at the end of fiscal 2010, 2009 and 2008, respectively.

Fiscal year and basis of presentation

The Company’s fiscal year ends on the Saturday nearest February 28.  The fiscal years ended February 27, 2010, February 28, 2009 and March 1, 2008 each consisted of 52 weeks.  The Consolidated Financial Statements include the accounts of Christopher & Banks Corporation and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during reporting periods.  As a result, actual results could differ because of the use of these estimates and assumptions.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and in banks, and investments purchased with an original maturity of three months or less.

Investments

The Company accounts for its investments in accordance with ASC 320-10, “Investments — Debt and Equity Securities.”  At February 27, 2010, the Company’s investment balances consisted of available-for-sale and trading securities.  As of February 28, 2009, the Company’s long-term investments consisted solely of trading securities.  All investments are valued at fair value in accordance with ASC 820-10 “Fair Value Measurements” at February 27, 2010 and February 28, 2009.

Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of shareholders’ equity as accumulated other comprehensive income (loss), net of tax.  Fair value for the Company’s available-for-sale securities is based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets in which there were fewer transactions.  Amortization of premiums or discounts arising at acquisition, and gains or losses on the disposition, of available-for-sale securities are reported as other income (loss).  Trading securities are measured at fair value each period with gains or losses resulting from changes in fair market value reported as realized gains or losses and included in earnings as other income (loss).

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

Property, equipment and improvements

Property, equipment and improvements are initially recorded at cost and are adjusted to fair value in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets” (see accounting policy for Long-Lived Assets below).  Property and equipment is depreciated over its estimated useful life; three to five years for computer hardware and software, seven years for furniture, fixtures and other equipment, and 25 years for the Company’s corporate office and distribution center and related building improvements.  Store leasehold improvements are amortized over the shorter of the useful life or term of the related leases, which is typically ten years.

Repairs and maintenance which do not extend an asset’s useful life are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

Long-Lived Assets

The Company reviews long-lived assets with definite lives at least annually or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

This review includes the evaluation of individual under-performing stores and assessing the recoverability of the carrying value of the assets related to the store.  Future cash flows are projected for the remaining lease life considering such factors as future sales levels, merchandise margins, operating income, changes in occupancy expenses other than base rent and other expenses, as well as the overall operating environment specific to that store.  If the estimated undiscounted future cash flows are less than the carrying value of the assets, the Company records an impairment charge equal to the difference between the assets’ fair value and carrying value.

Fair value is determined by a discounted cash flow analysis.  In determining future cash flows, the Company uses its best estimate of future operating results.  In fiscal 2010, consistent with the Company’s operating plans, the Company assumed gradual sales improvements in fiscal 2011 through fiscal 2013.  Future growth in same-store sales subsequent to fiscal 2013 was based on the Company’s historical same-store sales growth rates.  In situations where estimated future undiscounted store cash flows were less than the carrying value of store assets, fair value was determined using discounted cash flows assuming a market participant-based discount rate.

As the projection of future cash flows involves the use of significant estimates and assumptions, including estimated sales, merchandise margin and expense levels, and selection of an appropriate market participant-based discount rate, differences in circumstances or estimates could produce different results.  The current challenging economic environment, combined with the continued instability in the housing market and general economic uncertainty affecting the retail industry, make it reasonably possible that additional long-lived asset impairments could be identified and recorded in future periods.

Common stock held in treasury

The Company accounts for its treasury stock under the cost method, whereby stockholders’ equity is reduced for the total cost of the shares repurchased.  The Company has engaged in treasury stock repurchases as a means to reduce the number of shares of the Company’s common stock outstanding, which in turn has a positive effect on earnings per share.

Revenue recognition

Sales are recognized by the Company at the point of purchase when a customer takes possession of the merchandise and pays for the purchase with cash, credit card, debit card or gift card. The Company’s e-Commerce operation records revenue upon the estimated date the customer receives the merchandise.  Shipping and handling revenues are included in net sales.  Sales taxes collected from customers are remitted to the appropriate taxing jurisdictions and are excluded from sales revenue.

Gift cards issued by the Company are recorded as a liability until they are redeemed, at which point a sale is recorded.  The Company recognizes income for unredeemed gift cards (“gift card breakage”) when the likelihood of a gift card being redeemed by a customer is deemed remote and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to any state or local jurisdiction as unclaimed or abandoned property.

Vendor allowances

At certain times the Company receives allowances or credits from its merchandise vendors primarily related to defective goods.  These allowances or credits are reflected as a reduction of merchandise inventory in the period they are received.  The majority of the Company’s merchandise is produced exclusively for the Company.  Accordingly, the Company does not enter into any arrangements with vendors where payments or other consideration might be received in connection with the purchase or promotion of a vendor’s products such as buy-down agreements or cooperative advertising programs.

Merchandise, buying and occupancy costs

Merchandise, buying and occupancy costs include the cost of merchandise, markdowns, shrink, freight into and out from the Company’s distribution center to its stores, buyer and distribution center salaries, buyer travel, rent and other occupancy related costs, various merchandise design and development costs, miscellaneous merchandise related expenses and other costs related to the Company’s distribution network.  Merchandise, buying and occupancy costs do not include any depreciation or amortization expense.

Selling, general and administrative expenses

Selling, general and administrative expenses include all salaries, with the exception of buyer and distribution center salaries, other employee benefits, marketing, store supplies, payment processing fees, information technology related costs, insurance, professional services, non-buyer travel and miscellaneous other selling and administrative related expenses.  Selling, general and administrative expenses do not include any depreciation or amortization expense.

Store pre-opening costs

Non-capital expenditures such as payroll and training costs incurred prior to the opening of a new store are charged to selling, general and administrative expense in the period they are incurred.

Rent expense, deferred rent obligations and deferred lease incentives

The Company leases all of its store locations under operating leases.  Most of these lease agreements contain tenant improvement allowances, funded by landlord cash incentives or rent abatements, which are recorded as a deferred lease incentive liability and amortized as a reduction of rent expense over the term of the lease.  For purposes of recognizing landlord incentives and minimum rental expense, the Company utilizes the date that it obtains the legal right to use and control the leased space, which is generally when the Company enters the space and begins to make improvements in preparation of opening a new store location.

Certain of the Company’s lease agreements contain rent escalation clauses which provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy.  Such escalating rent expense is recorded in the Consolidated Statement of Operations on a straight-line basis over the lease term, not including any renewal option periods, and the difference between the recognized rent expense and amounts payable under the lease are recorded as deferred rent obligations.

The Company’s leases may also provide for contingent rents, which are determined as a percentage of sales in excess of specified levels.  The Company records an other accrued liability, within current liabilities on the Consolidated Balance Sheet, along with the corresponding rent expense in the Consolidated Statement of Operations, when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Advertising

The Company expenses advertising costs as incurred.  Advertising costs, which include all marketing-related expenses, for the fiscal years ended February 27, 2010, February 28, 2009 and March 1, 2008, were $4.6 million, $8.4 million and $6.4 million, respectively.  The Company includes advertising and marketing expenses in selling, general and administrative expenses in the Consolidated Statement of Operations.

Fair value measurements

The Company measures the fair value of financial instruments and selected non-financial assets and liabilities in accordance with ASC 820-10, “Fair Value Measurements.”  Fair value is defined as the exit price, or the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants as of the measurement date.

For the year ended February 27, 2010, fair value applied to the Company’s investments in Auction Rate Securities (“ARS”), ARS Rights and available-for-sale securities.  These financial assets are carried at fair value in accordance with ASC 820-10.  The Company’s long-lived assets are measured at fair value on a non-recurring basis.  Please see Note 15, Fair Value Measurements, for further disclosure regarding the Company’s fair value measurements.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with the provisions of ASC 718-10 “Stock Compensation.”  The fair value of each share-based award is estimated on the date of grant and is expensed on a straight-line basis over the corresponding vesting period of the award.  Certain of the Company’s restricted stock awards have performance-based vesting provisions and are subject to forfeiture in whole or in part if these performance conditions are not achieved.  The Company assesses, on an ongoing basis, the probability of whether the performance criteria will be achieved and, once it is deemed probable, the Company begins recognizing compensation expense over the relevant performance period.

Income taxes

The Company calculates income taxes in accordance with ASC 740, “Income Taxes,” which requires the use of the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future taxes attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.  The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment.  Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

Net income per common share

The Company utilizes the two-class method of calculating earnings per share (“EPS”).  Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the applicable period, while diluted EPS is computed based on the weighted average number of shares of common and common equivalent shares outstanding.

Other Comprehensive Income (Loss)

The Company reports other comprehensive income (loss) in accordance with the provisions of ASC 220, “Reporting Comprehensive Income.”

Segment Reporting

The Company operates in the retail apparel industry in which it designs, sources and sells women’s apparel catering to customers generally ranging in age from 40 to 60 who are typically part of a segment of the female baby boomer demographic.  The Company has identified two operating segments (Christopher & Banks stores and C.J. Banks stores) as defined by ASC 280, “Disclosures about Segments of an Enterprise and Related Information.”  The Company’s Christopher & Banks and C.J. Banks operating segments have been aggregated into one reportable segment based on the similar nature of products sold, methods of sourcing, merchandising and distribution processes involved, target customers, and economic characteristics of the two brands.  The Company previously reported the results of its Acorn store as a reportable segment.  The results of all Acorn stores have been removed from continuing operations and presented as discontinued operations beginning in the third quarter of fiscal 2009.

Subsequent Events

The Company has evaluated and determined that no subsequent events have occurred requiring disclosure in its consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued ASU 2009-17, “Consolidations,” which seeks to improve financial reporting by requiring that entities perform an analysis to determine whether any variable interest or interests that they have give them a controlling financial interest in a variable interest entity.  ASU 2009-17 is effective for annual financial periods beginning after November 15, 2009, and interim periods within that initial annual period and thereafter, and shall be applied prospectively.  Early adoption is prohibited.  The Company is in the process of evaluating ASU 2009-17 and does not expect it will have a significant impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple Deliverable Revenue Arrangements.” ASU 2009-13 amends ASC 605-10, “Revenue Recognition,” and addresses accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit, and provides guidance on how to measure and allocate arrangement consideration to one or more units of accounting.  ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted, but certain requirements must be met.  The Company is in the process of evaluating ASU 2009-13 and does not expect it will have a significant impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, new guidance and clarifications for improving disclosures about fair value measurements.  This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy.  Separate disclosures are required for transfers in and out of Level 1 and 2 fair value measurements, and the reasons for the transfers must be disclosed.  In the reconciliation for Level 3 fair value measurements, separate disclosures are required for purchases, sales, issuances, and settlements on a gross basis.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010.  The company is in the process of evaluating the latest provisions under ASU 2010-06 and does not expect the new requirements will have a significant impact on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued amendments to ASC 820-10, “Fair Value Measurements and Disclosures.”  Subsequently, in February 2008, the portion of these amendments related to non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis was deferred by the FASB for one year.  The Company adopted the deferred portion of the amendments to ASC 820-10 on March 1, 2009.  See Note 15, Fair Value Measurements, for additional disclosures required under these amendments to ASC 820-10 for non-financial assets and liabilities recognized or disclosed at fair value in the Company’s consolidated financial statements.  Other than such disclosures, the adoption of these amendments to ASC 820-10 did not have a material impact on the Company’s consolidated financial statements as reported herein.

In June 2008, the FASB issued amendments to ASC 260-10, “Earnings Per Share,” which require that unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are considered participating securities and should be included in the two-class method of computing earnings per share.  These amendments to ASC 260-10 were adopted by the Company effective March 1, 2009 and impacted the Company’s calculation of earnings per share beginning in the first quarter of the fiscal year ending February 27, 2010.  See Note 14, Earnings Per Share, for further disclosure regarding the impact of the adoption of these amendments to ASC 260-10.

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

In April 2009, the FASB issued amendments to ASC 825-10, “Financial Instruments,” which require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The amendments to ASC 825-10 also require those disclosures in summarized financial information at interim reporting periods.  The amendments to ASC 825-10 are effective for interim reporting periods ending after June 15, 2009 and do not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, comparative disclosures are only required for periods ending after initial adoption.  The Company adopted the amendments to ASC 825-10 during the second quarter of fiscal 2010.  See Note 3, Investments, for the additional disclosures required under these amendments to ASC 825-10.

In June 2009, the FASB issued ASC 105-10, “Generally Accepted Accounting Principles,” which became the source of authoritative generally accepted accounting principles in the United States, superseding all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC became non-authoritative.  The Company adopted ASC 105-10 during the third quarter of fiscal 2010.  The adoption of ASC 105-10 impacted the Company’s disclosures by eliminating all references to pre-Codification standards, but otherwise had no impact on its consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, “Measuring Liabilities at Fair Value.”  ASU 2009-05 amends ASC 820-10, “Fair Value Measurements and Disclosures,” as it relates to the fair value measurement of liabilities, and provides clarification of the accounting for circumstances in which a quoted price in an active market for an identical liability is not available.  ASU 2009-05 is effective for the first reporting period (including interim periods) after its issuance.  The Company adopted ASU 2009-05 during the third quarter of fiscal 2010.  The adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company has not determined whether implementation of such proposed standards would be material to its consolidated financial statements.

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

The operating results of all Acorn stores have been presented as discontinued operations, in accordance with ASC 205-20, “Discontinued Operations,” in the consolidated statement of operations for the fiscal years ended February 28, 2009 and March 1, 2008.  There was no activity relating to the Company’s discontinued Acorn operations during the fiscal year ended February 27, 2010.

The operating results of the discontinued operations are summarized below (in thousands).

	Fiscal Year Ended
	February 27,	February 28,	March 1,
	2010	2009	2008

Net sales	$—	$10,751	$14,868
Loss before income tax benefit	—	(8,252)	(13,794)
Income tax benefit	—	(3,586)	(5,348)
Loss from discontinued operations	—	(4,666)	(8,446)

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

NOTE 3 —INVESTMENTS

Investments consisted of the following (in thousands):

	February 27, 2010
	Amortized	Unrealized	Unrealized	Estimated
Description	Cost	Gains	Losses	Fair Value

Short-term investments:
Available-for-sale securities
Variable rate demand obligations	$24,900	$—	$—	$24,900
Municipal commercial paper	1,000	—	—	1,000
Municipal bonds	22,999	28	11	23,016
U.S. Agency securities	536	1	2	535

Trading securities:
Auction Rate Securities	12,800	—	—	12,800

Total short-term investments	62,235	29	13	62,251

Long-term investments:
Available-for-sale securities:
Municipal bonds	6,572	37	2	6,607
U.S. Agency securities	7,002	13	—	7,015

Total long-term investments	13,574	50	2	13,622

Total investments	$75,809	$79	$15	$75,873

	February 28, 2009
	Amortized	Unrealized	Unrealized	Estimated
Description	Cost	Gains	Losses	Fair Value

Trading securities:
Auction Rate Securities	16,400	—	—	16,400

Total long-term investments	16,400	—	—	16,400

Total investments	$16,400	$—	$—	$16,400

In an effort to improve yield without sacrificing principal, the Company diversified its investment portfolio in fiscal 2010 to include holdings of select, highly-rated, short-duration variable rate demand obligations, municipal bonds, municipal commercial paper and U.S. Agency securities.  In fiscal 2009, the Company invested primarily in U.S. Treasury and Municipal Bond money market accounts, which were reported within cash and cash equivalents.  The Company invested in Auction Rate Securities (“ARS”) in both years, which are discussed separately below.

The Company accounts for its investments in accordance with ASC 320-10, “Investments — Debt and Equity Securities.” and, accordingly, its investment securities have been characterized as either available-for-sale or trading.  As of February 27, 2010, the Company’s available-for-sale investment securities were comprised of variable rate demand obligations, municipal bonds, municipal commercial paper and U.S. Agency securities.  These securities were classified as available-for-sale as the Company did not enter into these investments for speculative purposes or intend to actively buy and sell the securities in order to generate profits on differences in price.  The Company’s primary investment objective is preservation of principal.  In fiscal 2010, purchases of available-for-sale securities totaled approximately $79.6 million, while proceeds from the sale of available-for-sale securities were $16.4 million.  Gross realized gains and losses on the sale of available-for-sale securities during the year ended February 27, 2010 were not material.

The Company’s available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise which may indicate impairment.  When the fair value of the securities declines below the amortized cost basis, impairment is indicated and it must be determined whether it is other than temporary.  Impairment is considered to be other than temporary if the Company (i) intends to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) does not expect to recover the securities’ amortized cost basis.  If the decline in fair value is considered other than temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings.  Subsequent increases or decreases in fair value are reported in equity as other comprehensive income (loss).  As of February 27, 2010, there were no other than temporary impairments of the Company’s available-for-sale securities.

The Company had approximately $12.8 million of short-term trading securities as of February 27, 2010, which consisted solely of $14.8 million of ARS at cost, less a fair value adjustment of approximately $2.0 million.  As of February 28, 2009, the Company had approximately $16.4 million of long-term trading securities, which consisted solely of $19.5 million of ARS at cost, less a fair value adjustment of approximately $3.1 million.  The fair value of the ARS was determined utilizing a discounted cash flow method based on market rates and an estimated period of time the ARS are expected to be held.

Substantially all of the Company’s ARS are collateralized by student loans.  As of February 27, 2010, approximately 90% of its ARS had AAA (Standard & Poor’s), Aaa (Moody’s), or AAA (Fitch) credit ratings.  As of February 27, 2010, the repayment of approximately 80% of the student loans, which serve as collateral for the ARS held by the Company, was substantially backed by the United States government.  Until February 2008, the ARS market was liquid and auctions for ARS held by the Company did not fail.  However, beginning in February 2008, auctions for the ARS held by the Company began to fail and have continued to fail up to and as of the date of this report.  Based on current market conditions, management believes that it is likely that auctions related to the Company’s ARS will continue to be unsuccessful for the near term.  Unsuccessful auctions have limited the Company’s ability to access these funds.

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

Upon acceptance of the settlement offer, the Company classified its ARS as trading securities and elected to record the ARS rights at fair value on a recurring basis utilizing significant unobservable inputs in accordance with ASC 820-10, “Fair Value Measurements and Disclosures.”  The fair value of the ARS rights was estimated utilizing the Black-Scholes option pricing model and the forward contract method.  As of February 27, 2010, the fair value of the ARS rights was determined to be approximately $2.0 million and the ARS rights were recorded within other current assets on the consolidated financial statements.  As of February 28, 2009, the fair value of the ARS rights was determined to be approximately $2.7 million and the ARS rights were recorded within other non-current assets on the consolidated financial statements.  The Company redeemed $4.6 million of ARS in fiscal 2010 and $5.1 million of ARS in fiscal 2009.

Expected maturities of the Company’s investments are as follows:

February 27, 2010
One year or less	$62,251
One year through three years	13,622
Total investment securities	$75,873

The Company has $24.9 million of Variable Rate Demand Obligations (“VRDO”) as of February 27, 2010.  These investments maintain a constant par value, have variable rates of return tied to short-term interest rates which reset weekly, and may be tendered for sale upon notice to the trustee.  Although the Company’s VRDO are issued and rated as long-term securities, with maturities ranging from 2013 through 2041, they are priced and traded as short-term investments as each VRDO contains a put feature, which is supported by highly rated financial institutions.  The Company classified its VRDO as short-term investments maturing in one year or less as it expects to realize the proceeds from its VRDO within that time period.  Actual maturities may differ from expected maturities because the issuers of the securities may have the right to prepay the obligations without prepayment penalties.

NOTE 4 — ACCOUNTS RECEIVABLE

The Company’s accounts receivable consisted of the following (in thousands):

	February 27,	February 28,
Description	2010	2009

Credit card receivables	$2,470	$2,407
Amounts due from landlords	890	1,080
Other receivables	885	434

	$4,245	$3,921

The Company’s credit card receivables are collected one to five days after the related sale transaction occurs.

NOTE 5 — MERCHANDISE INVENTORIES

Merchandise inventories consisted of the following (in thousands):

	February 27,	February 28,
Description	2010	2009

Merchandise inventory - in store	$36,522	$35,281
Merchandise inventory - in transit	1,974	3,547

	$38,496	$38,828

NOTE 6 — PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following (in thousands):

		February 27,	February 28,
Description	Estimated Useful Life	2010	2009
Land	—	$1,597	$1,597
Corporate office, distribution center and related building improvements	25 years	12,027	12,020
Store leasehold improvements	Term of related lease, typically 10 years	93,894	95,251
Store furniture and fixtures	Seven years	112,815	113,697
Point of sale hardware and software	Five years	15,056	15,173
Corporate office and distribution center furniture, fixtures and equipment	Seven years	5,315	3,634
Computer hardware and software	Three to five years	24,176	21,123
Construction in progress	—	73	1,432
		264,953	263,927
Less accumulated depreciation and amortization		(168,844)	(143,580)
		$96,109	$120,347

As a result of an annual impairment analysis, which included the evaluation of individual under-performing stores and assessing the recoverability of the carrying value of the improvements and equipment related to the stores, the Company determined that improvements and equipment at certain under-performing stores and stores identified for closure were impaired.  As a result, the Company recorded asset impairments related to property, equipment and improvements of $2.9 million, $5.7 million and $6.5 million in fiscal 2010, 2009 and 2008, respectively.  See Note 15, Fair Value Measurements, for further detail.

The Company’s assessment of the recoverability of the carrying value of its assets involves the projection of future cash flows which requires the use of significant estimates and assumptions.  Differences in circumstances or estimates could produce significantly different results.  The current challenging economic environment, continued instability in the housing market and general economic uncertainty affecting the retail industry, make it possible that additional long-lived asset impairments could be identified and recorded in future periods.

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

The Company closed all of its Acorn stores in fiscal 2009.

NOTE 8 — ACCRUED LIABILITIES

Other accrued liabilities consisted of the following (in thousands):

	February 27,	February 28,
Description	2010	2009

Gift card and store credit liability	$10,884	$11,434
Accrued income, sales and other taxes payable	2,081	1,877
Accrued un-invoiced merchandise inventory receipts	1,539	3,008
Accrued occupancy related expenses	665	693
Accrued workers compensation self insurance liability	600	1,601
Other accrued liabilities	3,395	3,490

	$19,164	$22,103

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

Loans under the Credit Facility bear interest at the prime rate minus 0.25%.  As of February 27, 2010, the prime rate was 3.25%.  The Credit Facility also provides the Company with the ability to borrow under the Credit Facility at an interest rate tied to the London Interbank Market Offered Rate (“LIBOR”).  Advances under the LIBOR option would be tied to the one, three or six month LIBOR rate, based on the length of time the corresponding advance is outstanding.

Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion of the facility as defined in the agreement, a collateral monitoring fee and a guaranteed service charge.  Borrowings under the Credit Facility are collateralized by the Company’s equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Credit Facility during fiscal 2010.  Historically, the Credit Facility has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at February 27, 2010 was $23.9 million.  As of February 27, 2010, the Company had open on-demand letters of credit in the amount of $1.3 million.  Accordingly, the availability of revolving credit loans under the Credit Facility was $22.6 million at February 27, 2010.

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of February 27, 2010, the most recent measurement date, the Company was in compliance with all of these restrictive covenants under the Credit Facility.

NOTE 10 — STOCKHOLDERS’ EQUITY

In fiscal 2008, the Company’s Board of Directors authorized and subsequently announced a one-year stock repurchase program enabling the Company to purchase up to $20.0 million of its common stock, subject to market conditions.  As of May 24, 2008, the expiration date of the repurchase program, the Company had repurchased 948,800 shares of its common stock under the program for a total cost, including commissions, of approximately $12.1 million.  No repurchases were made under the program in fiscal 2009 and the Company did not repurchase any stock in fiscal 2010.

NOTE 11 — STOCK-BASED COMPENSATION

General

The Company accounts for stock-based compensation in accordance with the provisions of ASC 718-10 “Stock Compensation.”  Under various plans, the Company may grant options to purchase common stock to employees and non-employee members of its Board of Directors at a price not less than 100% of the fair market value of the Company’s common stock on the option grant date.  In general, options granted to employees vest over three to five years and are exercisable up to ten years from the date of grant, and options granted to Directors vest immediately and are exercisable up to ten years from the grant date.

The Company may also grant shares of restricted stock to its employees and non-employee members of its Board of Directors.  The grantee cannot transfer the shares before the respective shares vest.  Shares of nonvested restricted stock are considered to be currently issued and outstanding.  Restricted stock grants to employees have original vesting schedules of three to seven years, while restricted grants to Directors are fully vested on the date of grant.

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

The total compensation expense related to all stock-based awards for fiscal 2010, 2009 and 2008 was $2.0 million, $1.8 million and $2.5 million, respectively.  Stock-based compensation expense was included in merchandise, buying and occupancy expenses for the Company’s buying and distribution employees and in selling, general and administrative expense for all other employees.

Methodology Assumptions

The Company examined its historical pattern of option exercises to determine if there were any discernable activity patterns attributable to certain optionees.  From this analysis, the Company identified two distinct populations of optionees, employees and non-employee directors.  The Company uses the Black-Scholes option-pricing model to value the Company’s stock options for grants to its employees and non-employee directors.  Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant and is expensed on a straight-line basis over the vesting period, as the stock options are subject to pro-rata vesting.  The expected volatility assumption is based on the historical volatility of the Company’s stock over a term equal to the expected term of the option granted.  The expected term of stock option awards granted is derived from historical exercise experience and represents the period of time that awards are expected to be outstanding.  The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted.

The weighted average assumptions relating to the valuation of the Company’s stock options for fiscal 2010, 2009 and 2008 were as follows:

	Fiscal Years Ended
	February 27,	February 28,	March 1,
	2010	2009	2008
Expected dividend yield	4.83%	2.39%	1.39%
Expected volatility	68.69%	49.50%	44.81%
Risk-free interest rate	1.81-2.75%	1.67-3.65%	2.76-5.07%
Expected term in years	4.67	4.41	4.21

Stock-Based Compensation Activity — Stock Options

The following table presents a summary of the Company’s stock option activity for the year ended February 27, 2010:

					Weighted
		Weighted	Aggregate		Average
	Number	Average	Intrinsic	Weighted	Remaining
	of	Exercise	Value	Average	Contractual
	Shares	Price	(in thousands)	Fair Value	Life

Outstanding, beginning of period	1,587,345	$16.31	$28	$5.61
Vested	1,145,968	17.84	—	6.16
Unvested	441,377	12.32	28	4.70
Granted	653,500	5.42	1,003	2.24
Exercised	(667)	3.48	2	1.32
Canceled - Vested	(574,826)	19.19	—	6.50
Canceled - Unvested (Forfeited)	(72,682)	9.19	107	3.57
Outstanding, end of period	1,592,670	11.56	922	4.24	7.27
Vested	744,628	16.62	5	5.84	5.38
Unvested	848,042	7.11	916	2.83	8.93
Exercisable, end of period	744,628	16.62	5	5.84	5.38

As of February 27, 2010, there was approximately $1.2 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans.  That expense is expected to be recognized over a weighted average period of approximately 2.6 years.

The following table presents a summary of the Company’s stock option activity for the year ended February 28, 2009:

					Weighted
		Weighted	Aggregate		Average
	Number	Average	Intrinsic	Weighted	Remaining
	of	Exercise	Value	Average	Contractual
	Shares	Price	(in thousands)	Fair Value	Life

Outstanding, beginning of period	1,889,454	$18.84	$—	$6.80
Vested	1,485,011	19.35	—	6.85
Unvested	404,443	16.97	—	6.63
Granted	414,750	9.88	3	3.55
Exercised	—		—
Expired	(544,703)	20.30	—	7.21
Canceled - Unvested (Forfeited)	(172,156)	15.32	—	5.73
Outstanding, end of period	1,587,345	16.31	3	5.90	5.83
Vested	1,145,968	17.84	—	6.36	4.67
Unvested	441,377	12.32	3	4.70	8.84
Exercisable, end of period	1,145,968	17.84	—	6.36	4.67

The following table presents a summary of the Company’s stock option activity for the year ended March 1, 2008:

					Weighted
		Weighted	Aggregate		Average
	Number	Average	Intrinsic	Weighted	Remaining
	of	Exercise	Value	Average	Contractual
	Shares	Price	(in thousands)	Fair Value	Life

Outstanding, beginning of period	2,072,876	$19.44	$518	$6.85
Vested	1,765,038	19.30	518	6.69
Unvested	307,838	20.24	—	7.78
Granted	429,450	15.67	—	5.85
Exercised	(112,530)	10.28	499	4.20
Expired	(391,545)	21.03	4	6.70
Canceled - Unvested (Forfeited)	(108,797)	18.76	—	7.08
Outstanding, end of period	1,889,454	18.84	257	6.80	5.61
Vested	1,485,011	19.35	257	6.85	4.67
Unvested	404,443	16.97	—	6.63	9.03
Exercisable, end of period	1,485,011	19.35	257	6.85	4.67

The aggregate intrinsic value in the preceding three tables represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2010, fiscal 2009 and fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 27, 2010, February 28, 2009 and March 1, 2008, respectively.

Stock-Based Compensation Activity — Restricted Stock

The following table presents a summary of the Company’s restricted stock activity for the years ended February 27, 2010, February 28, 2009 and March 1, 2008.

	Fiscal 2010		Fiscal 2009		Fiscal 2008
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	282,418	$10.54	118,484	$16.26	53,717	$20.04
Granted	721,900	4.64	322,083	9.65	124,000	15.09
Vested	(109,418)	9.13	(78,399)	12.21	(32,583)	16.09
Canceled - Unvested (forfeited)	(192,450)	8.22	(79,750)	13.80	(26,650)	18.66
Unvested, end of period	702,450	5.34	282,418	10.54	118,484	16.26

Aggregate intrinsic value (in thoudands)	$4,875		$1,099		$1,280

The total fair value of shares of restricted stock that vested during fiscal 2010, 2009 and 2008 was $759,000, $957,000 and $542,000, respectively.  As of February 27, 2010, there was approximately $1.0 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of approximately 1.9 years.

NOTE 12 — OTHER INCOME

Other income consisted of the following (in thousands):

	Fiscal Year Ended
	February 27,	February 28,	March 1,
Description	2010	2009	2008

Interest income, net	$412	$2,159	$4,662
Gain on investments carried at fair value	316	(350)	—
	$728	$1,809	$4,662

NOTE 13 — INCOME TAXES

The provision for income taxes on continuing operations consisted of (in thousands):

	Fiscal Year Ended
	February 27,	February 28,	March 1,
	2010	2009	2008
Current:
Federal tax expense (benefit)	$2,517	$(4,439)	$15,387
State tax expense	25	1,386	2,505
Current tax expense (benefit)	2,542	(3,053)	17,892
Deferred tax expense (benefit)	(3,339)	(1,162)	(3,065)
Income tax provision (benefit)	$(797)	$(4,215)	$14,827

The Company’s effective income tax rate differs from the federal income tax rate as follows:

	Fiscal Year Ended
	February 27,	February 28,	March 1,
	2010	2009	2008

Federal income tax (benefit) at statutory rate	(35.0)%	(35.0)%	35.0%
State income tax (benefit), net of federal benefit	(52.6)	6.3	3.4
Reserve for unrecognized tax benefits	(27.1)	—	—
Tax exempt interest income	(20.9)	(3.9)	(1.7)
Officer compensation expense	4.1	1.6	—
Contribution carryforward	—	(3.9)	—
Other	6.8	0.6	0.1
	(124.7)%	(34.3)%	36.8%

The Company’s income tax provision for fiscal 2010 includes discrete out-of-period benefits in the amount of $290,000 to correct errors related to prior years.  Management believes these amounts are immaterial to fiscal year 2010 as well as to the years to which they relate.

The net deferred tax asset (liability) included in the consolidated balance sheet as of February 27, 2010 and February 28, 2009 is as follows (in thousands):

	February 27,	February 28,
	2010	2009
Accrued vacation compensation	$1,110	$1,311
Other accrued liabilities	1,165	1,520
Merchandise inventories	1,234	964
Current deferred tax asset	3,509	3,795

Depreciation and amortization	(8,652)	(15,140)
Accrued rent obligations	11,552	13,552
Stock-based compensation expense	1,783	1,359
State net operating loss carryforwards	197	504
Contribution carryforwards	1,167	1,476
Other non-current liabilities	1,584	2,577
Non-current deferred tax asset, net	7,631	4,328
Net deferred tax asset	$11,140	$8,123

Deferred income tax assets represent potential future income tax benefits.  Realization of these assets is ultimately dependent upon future taxable income.  No valuation allowance has been provided for deferred tax assets because management believes realization of the full amount of net deferred tax assets is more likely than not.  While the Company has a history of profits, the Company recorded a net loss in fiscal 2009 and near break-even results in fiscal 2010.  Therefore, achievement of profitability in the future is a significant factor in determining the Company’s continuing ability to carry these deferred tax assets without any valuation allowance.  The Company’s accounting for deferred taxes represents its best estimate of future events.  If future results from the Company’s operations are less than projected, a valuation allowance may be required to reduce deferred tax assets, which could have a material impact on the Company’s results of operations in the period in which it is recorded.  Significant negative events, including losses in future periods, would make it reasonably possible that valuation allowances against deferred tax assets would be required in future periods.

As of February 27, 2010, the Company has state net operating loss carryforwards which will result in state tax benefits of approximately $0.3 million.  These state net operating loss carryforwards will expire in fiscal 2014 and beyond.  Additionally, the Company has charitable contribution carryforwards that will expire in fiscal 2014.

In fiscal 2008, the Company adopted the accounting pronouncement now codified in ASC 740 regarding accounting for unrecognized tax benefits.  This pronouncement defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authorities based solely on the technical merits of the position.  If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that in management’s judgment is greater than 50% likely to be realized. The total amount of unrecognized tax benefits as of February 27, 2010 was $2.6 million, including accrued interest and penalties.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of February 27, 2010 was $1.6 million.  As of February 27, 2010, $0.8 million of interest and penalties were accrued, excluding the tax benefits of deductible interest.  Fiscal 2007, 2008 and 2009 remain subject to examination by the Internal Revenue Service.  The Internal Revenue Service has notified the Company it is required to submit a report to the Joint Committee on Taxation regarding the Company’s refund claim for the carryback of its fiscal 2009 loss.  This reporting process is standard for all claims greater than $2.0 million.  The Company has received the refund and does not anticipate any significant change upon review of the report.  With few exceptions, fiscal 2006 through fiscal 2009 remain subject to examination by state and city tax jurisdictions.  In the event that the Company has determined not to file tax returns with a particular state or city, all years remain subject to examination by the tax jurisdictions.  The ultimate outcome of tax matters may differ from the Company’s estimates and assumptions.  Unfavorable settlement of any particular issue would require the use of cash and could result in increased income tax expense.  Favorable resolution could result in reduced income tax expense. Within the next 12 months, the Company does not expect that its unrecognized tax benefits will change significantly.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at March 3, 2007	$3,430
Additions based on tax positions related to the current year	841
Additions for tax positions of previous years	395
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(866)
Settlements	(78)
Balance at March 1, 2008	$3,722

Deductions based on tax positions related to the current year	(2)
Additions for tax positions of previous years	161
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(402)
Balance at February 28, 2009	$3,479

Additions based on tax positions related to the current year	167
Reductions for tax positions of previous years	(16)
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(724)
Settlements	(266)
Balance at February 27, 2010	$2,640

The Company’s liability for unrecognized tax benefits is recorded within other non-current liabilities on the Company’s consolidated balance sheet.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of February 27, 2010 and February 28, 2009 were $1.6 million and $2.1 million, respectively.  Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense.  At February 27, 2010 and February 28, 2009, the Company had accrued $0.8 million each year for the potential payment of interest and penalties.

The Company and its subsidiaries are subject to U.S. federal income taxes and the income tax obligations of various state and local jurisdictions.  The Internal Revenue Service has completed their audit for tax years through fiscal 2006.  The Internal Revenue Service has notified the Company it is required to submit a report to the Joint Committee on Taxation regarding the Company’s refund claim for the carryback of its fiscal 2009 net loss. This reporting process is standard for all claims greater than $2.0 million.  The Company has received the refund and does not anticipate any significant change upon review of the report.  With few exceptions, the Company is not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2006.  At February 27, 2010, the Company had ongoing audits in various jurisdictions in which it expects settlements by the end of fiscal 2011, but it does not expect its liability for unrecognized tax benefits to significantly increase or decrease in the next twelve months.

NOTE 14 — EARNINGS PER SHARE

On March 1, 2009, the Company adopted FASB amendments to ASC 260-10, “Earnings Per Share,” which clarified that unvested share-based payment awards that contain non-forfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing EPS.  Participating securities under this statement include the Company’s unvested employee restricted stock awards with time-based vesting, which receive non-forfeitable dividend payments.  The calculation of EPS for the Company’s common stock shown below excludes the income attributable to these unvested employee restricted stock awards from the numerator and excludes the dilutive impact of these shares from the denominator.  All prior period EPS data presented has been adjusted retrospectively.

	Fiscal Year Ended
	February 27,	February 28,
	2010	2009
Numerator (in thousands):
Net income (loss) attributable to Christopher & Banks Corporation	$158	$(12,750)
Dividends paid on participating securities	(80)	(38)
Net income (loss) available to common shareholders	$78	$(12,788)
Denominator (in thousands):
Weighted average common shares outstanding - basic	35,141	35,097
Dilutive shares	93	—
Weighted average common and common equivalent shares outstanding - diluted	35,234	35,097
Net income (loss) per common share:
Basic	$0.00	$(0.36)
Diluted	$0.00	$(0.36)

The calculation of basic and diluted earnings per share for fiscal 2009 has been modified to reflect the requirements of the amendments to ASC 260-10.  The earnings per share for the year has been adjusted to reflect the impact of this new accounting guidance to present them on a comparable basis with fiscal 2010.  There was no material impact on diluted EPS for the years ended February 27, 2010 and February 28, 2009.

Total stock options of approximately 1.4 million and 1.7 million were excluded from the shares used in the computation of diluted earnings per share for fiscal 2010 and 2009 as they were anti-dilutive.

NOTE 15— FAIR VALUE MEASUREMENTS

The Company adopted ASC 820-10 “Fair Value Measurements,” effective March 2, 2008, with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. On March 1, 2009, the Company adopted the provision of ASC 820-10 relating to nonrecurring nonfinancial assets and nonfinancial liabilities.  The adoption of these provisions of ASC 820-10 did not have a material impact on the Company’s consolidated financial statements as reported herein.

Under ASC 820-10, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.  ASC 820-10 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs market participants would use in valuing the asset or liability, developed based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances.  The hierarchy is broken down into three levels.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs for the asset or liability.  Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For the years ended February 27, 2010 and February 28, 2009, fair value under ASC 820-10 applied to the Company’s available-for-sale investment securities, ARS and ARS rights.  These financial assets are carried at fair value pursuant to the requirements of ASC 820-10.

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands).

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	February 27, 2010	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$63,073	$—	$63,073	$—
Trading securities	12,800	—	—	12,800
ARS rights	2,000	—	—	2,000

Liabilities:	$—	$—	$—	$—

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	February 28, 2009	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$—	$—	$—	$—
Trading securities	16,400	—	—	16,400
ARS rights	2,700	—	—	2,700

Liabilities:	$—	$—	$—	$—

Following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value:

Available-for-sale securities:

As of February 27, 2010, the Company’s available-for-sale securities were valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets in which there were fewer transactions.

Trading securities:

The Company’s trading securities consist solely of ARS as of February 27, 2010 and February 28, 2010.  As discussed in Note 3, Investments, auctions for ARS held by the Company failed beginning in February 2008, and have continued to fail through the date of this report.  As a result, investments in ARS are valued to reflect the current lack of liquidity of these investments while taking into account the credit quality of the underlying securities.

ARS rights:

As discussed in Note 3, Investments, in November 2008, the Company accepted UBS’s ARS settlement offer.  This resulted in the Company receiving ARS rights, which the Company has elected to account for at fair value.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands).

	Fiscal Year Ended
	February 27, 2010		February 28, 2009
	ARS	ARS Rights	ARS	ARS Rights
Beginning balance	$16,400	$2,700	$23,350	$—
Total gains (losses):
Included in earnings	1,000	(700)	(3,050)	2,700
Reclassification of other comprehensive income	—	—	1,200	—
Settlements	(4,600)	—	(5,100)	—
Transfers in and/or out of Level 3	—	—	—	—
Ending balance	$12,800	$2,000	$16,400	$2,700

Assets and Liabilities that are Measured at Fair Value on a Non-recurring Basis:

The aspects of ASC 820-10 for which the effective date for the Company was deferred until March 1, 2009, relate to nonfinancial assets and liabilities that are measured at fair value but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.

The table below segregates non-financial assets and liabilities as of February 27, 2010 that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (in thousands).

					Realized
	Fair Value at	Fair Value Measurements			Gains (Losses)
	February 27,	Using Inputs Considered as			Fiscal Year Ended
Description	2010	Level 1	Level 2	Level 3	February 27, 2010
Assets:
Long-lived assets held and used	$708	$—	$—	$708	$(2,939)

Liabilities:	$—	$—	$—	$—	$—

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of FASB Codification Subtopic 360-10, long-lived assets held and used with a carrying amount of $3.6 million were written down to their fair value of $0.7 million, resulting in an impairment charge of $2.9 million, which was included in earnings for the period.

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

NOTE 16 — COMPREHENSIVE INCOME

Comprehensive income consisted of the following (in thousands).

	Fiscal Year Ended
	February 27,	February 28,
	2010	2009

Net income (loss)	$158	$(12,750)
Fair value adjustment on investments	39	1,200

Total comprehensive income (loss)	$197	$(11,550)

NOTE 17 — EMPLOYEE BENEFIT PLANS AND EMPLOYMENT AGREEMENTS

The Company has established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for the benefit of all employees who meet certain eligibility requirements, which are primarily age, length of service and hours of service.  The plan allows eligible employees to invest from 1% to 60% of their compensation, subject to dollar limits as established by the federal government.  The plan allows for discretionary Company matching contributions.  Company contributions for the fiscal years ended February 27, 2010, February 28, 2009, March 1, 2008 totaled $6,000, $567,000 and $499,000, respectively.  Effective March 8, 2009, the Company discontinued its discretionary matching contributions.  The Company does not offer any other post-retirement, post-employment or pension benefits to directors or employees.

The Company has entered into employment agreements with its President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer.  These agreements provide for a specified base salary and that each executive is entitled to certain severance benefits in the event that his or her employment is terminated by the Company “without cause” or by such executive following a “change of control” (both as defined in the employment agreements).  The employment agreements also provide for the immediate vesting of unvested stock options or restricted stock in the event of a change of control.

NOTE 18 — LEASE COMMITMENTS

The Company leases each of its store locations and vehicles under operating leases. The store lease terms, including rental period, renewal options, escalation clauses and rent as a percentage of sales, vary among the leases. Most store leases require the Company to pay real estate taxes and common area maintenance charges.

Total rental expense for all leases was as follows (in thousands):

	Fiscal Year Ended
	February 27,	February 28,	March 1,
	2010	2009	2008
Minimum rent	$45,709	$51,792	$54,291
Contingent rent—based on a percentage of sales	5,331	3,652	2,199
Maintenance, taxes and other	33,713	34,477	33,434
Amortization of deferred lease incentives	(4,238)	(5,881)	(3,878)
	$80,515	$84,040	$86,046

Future minimum rental commitments for all leases are as follows (in thousands):

	Operating Leases
	Retail Store	Vehicles/
Fiscal Year	Facilities	Other	Total
2011	$46,634	$179	$46,813
2012	47,067	43	47,110
2013	40,282	—	40,282
2014	32,033	—	32,033
2015	23,291	—	23,291
Thereafter	37,248	—	37,248
Total minimum lease payments	$226,555	$222	$226,777

NOTE 19 — LEGAL PROCEEDINGS

The Company is subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business.  Although the amount of any liability that could arise with respect to any current proceedings cannot, in management’s opinion, be accurately predicted, any such liability is not expected to have a material adverse impact on the Company’s financial position, results of operations or liquidity.

NOTE 20 — SOURCES OF SUPPLY

The Company’s ten largest vendors represented approximately 74%, 52% and 50% of the Company’s total merchandise purchases in fiscal 2010, 2009 and 2008, respectively.  Purchases from one of the Company’s suppliers accounted for approximately 27% of the Company’s purchases during 2010, while two other vendors supplied the Company with 15% and 12% of its merchandise, respectively.  These same vendors supplied 11%, 4%, and 15% of the Company’s purchases during fiscal 2009.  Although the Company has strong partnerships with these vendors, there can be no assurance that these relationships can be maintained in the future or that these vendors will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from these vendors, management believes that it will be able to shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on the Company’s financial position or results of operations.

In fiscal 2009 and 2008, the Company purchased approximately 25% and 47% of its merchandise, respectively, through one buying agent (the “Agent”).  As the Company has continued the process of establishing relationships with additional primary suppliers, the Company and the Agent terminated their sourcing arrangement effective as of the end of December 2008.  Additionally, direct imports accounted for approximately 12%, 48% and 78% of the Company’s total merchandise purchases in fiscal 2010, 2009 and 2008, respectively. The Company does not maintain long-term purchase commitments or arrangements with any of its suppliers or agents.

NOTE 21 — SEGMENT REPORTING

The Company operates in the retail apparel industry in which it primarily designs, sources and sells women’s apparel catering to customers generally ranging in age from 40 to 60 who are typically part of a segment of the female baby boomer demographic.  The Company has identified two operating segments (Christopher & Banks and C.J. Banks) as defined by ASC 820 “Disclosures about Segments of an Enterprise and Related Information.” The Company’s Christopher & Banks and C.J. Banks operating segments have been aggregated into one reportable segment based on the similar nature of products sold, methods of sourcing, merchandising and distribution processes involved, target customers, and economic characteristics of the two brands.  The Company previously reported the results of its Acorn stores as a separate reportable segment.  Beginning in the third quarter of fiscal 2009, the results of all Acorn stores have been removed from continuing operations and are presented as discontinued operations.

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

For the fiscal years ended February 27, 2010, February 28, 2009 and March 1, 2008, the Christopher & Banks/C.J. Banks operating income included store-level asset impairment charges of $2.9 million, $4.5 million and $411,000, respectively.  The Corporate/Administrative operating loss for fiscal 2008 included $401,000 of impairment charges related to intangible assets and $3.6 million of charges related to goodwill impairment.

	christopher & banks/	Corporate/
(in thousands)	cj banks	Administrative	Consolidated
Fiscal Year Ended February 27, 2010:
Net sales	$455,402	$—	$455,402
Operating income (loss)	46,865	(48,232)	(1,367)
Total assets	156,686	110,611	267,297

Fiscal Year Ended February 28, 2009:
Net sales	$530,742	$—	$530,742
Operating income (loss)	51,601	(65,709)	(14,108)
Total assets	164,007	126,135	290,142

Fiscal Year Ended March 1, 2008:
Net sales	$560,912	$—	$560,912
Operating income (loss)	92,759	(57,130)	35,629
Total assets	162,909	148,883	311,792

NOTE 22 — QUARTERLY FINANCIAL DATA (UNAUDITED):

(in thousands, except per share data)

	Fiscal 2010 Quarters
	First	Second	Third	Fourth
Net sales	$120,367	$101,182	$132,000	$101,853
Operating income (loss) from continuing operations	$2,454	$(3,476)	$9,791	$(10,136)
Net income (loss) from continuing operations	$1,685	$(2,132)	$6,972	$(6,368)
Net income (loss) from discontinued operations	$—	$—	$—	$—
Net income (loss)	$1,685	$(2,132)	$6,972	$(6,368)

Basic per share data: (1)
Net income (loss) from continuing operations	$0.05	$(0.06)	$0.20	$(0.18)
Net income (loss) from discontinued operations	$0.00	$0.00	$0.00	$0.00
Net income (loss)	$0.05	$(0.06)	$0.20	$(0.18)

Diluted per share data: (1)
Net income (loss) from continuing operations	$0.05	$(0.06)	$0.19	$(0.18)
Net income (loss) from discontinued operations	$0.00	$0.00	$0.00	$0.00
Net income (loss)	$0.05	$(0.06)	$0.19	$(0.18)

Dividends per share	$0.06	$0.06	$0.06	$0.06

	Fiscal 2009 Quarters
	First	Second	Third	Fourth
Net sales	$155,395	$128,451	$143,004	$103,892
Operating income (loss) from continuing operations	$18,689	$2,799	$(663)	$(34,933)
Net income (loss) from continuing operations	$11,748	$2,038	$7,037	$(28,907)
Net income (loss) from discontinued operations	$(475)	$(1,202)	$(3,077)	$88
Net income (loss)	$11,272	$836	$3,959	$(28,818)

Basic per share data: (1)
Net income (loss) from continuing operations	$0.33	$0.06	$0.20	$(0.82)
Net income (loss) from discontinued operations	$(0.01)	$(0.03)	$(0.09)	$0.00
Net income (loss)	$0.32	$0.02	$0.11	$(0.82)

Diluted per share data: (1)
Net income (loss) from continuing operations	$0.33	$0.06	$0.20	$(0.82)
Net income (loss) from discontinued operations	$(0.01)	$(0.03)	$(0.09)	$0.00
Net income (loss)	$0.32	$0.02	$0.11	$(0.82)

Dividends per share	$0.06	$0.06	$0.06	$0.06

(1)         The summation of quarterly per share data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no matters which are required to be reported under Item 9.

ITEM 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of February 27, 2010. Based upon the foregoing, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective, as of February 27, 2010, to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the evaluation, management has concluded the Company’s internal control over financial reporting was effective as of February 27, 2010.

The effectiveness of the Company’s internal control over financial reporting as of February 27, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 40.

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

Changes in Internal Control over Financial Reporting

During the Company’s fourth fiscal quarter, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

There are no matters which are required to be reported under Item 9B.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 11.

EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled “Executive Compensation,” “Meetings and Committees of the Board of Directors — Compensation Program for Non-Employee Directors” and “Meetings and Committees of the Board of Directors — Non-Employee Director Compensation for Fiscal 2010” in the Proxy Statement.

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

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

(2)      Financial Statement Schedules:

All schedules are omitted as they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)                 Exhibits:

3.1	Restated Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended February 25, 2006)
3.2*	Fourth Amended and Restated By-Laws of Christopher & Banks Corporation, effective March 15, 2010
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
10.32

Form of Incentive Stock Option Agreement under the Company’s 1997 Stock Incentive Plan (incorporated herein by reference as Exhibit 10.34 to Annual Report on Form 10-K for the fiscal year ended March 3, 2007 filed May 2, 2007)**

10.33

Form of Nonqualified Stock Option Agreement under the Company’s 1997 Stock Incentive Plan (incorporated herein by reference as Exhibit 10.35 to Annual Report on Form 10-K for the fiscal year ended March 3, 2007 filed May 2, 2007)**

10.34

Form of Restricted Stock Agreement under the Company’s 1997 Stock Incentive Plan (incorporated herein by reference as Exhibit 10.36 to Annual Report on Form 10-K for the fiscal year ended March 3, 2007 filed May 2, 2007)**

10.35

Form of Incentive Stock Option Agreement under the Company’s 2005 Stock Incentive Plan (incorporated herein by reference as Exhibit 10.37 to Annual Report on Form 10-K for the fiscal year ended March 3, 2007 filed May 2, 2007)**

10.36

Form of Nonqualified Stock Option Agreement under the Company’s 2005 Stock Incentive Plan (incorporated herein by reference as Exhibit 10.38 to Annual Report on Form 10-K for the fiscal year ended March 3, 2007 filed May 2, 2007)**

10.37

Form of Restricted Stock Agreement under the Company’s 2005 Stock Incentive Plan (incorporated herein by reference as Exhibit 10.39 to Annual Report on Form 10-K for the fiscal year ended March 3, 2007 filed May 2, 2007)**

10.38

Amended and Restated Credit and Security Agreement By and Between Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company and Wells Fargo Bank, National Association, Acting Through Its Wells Fargo Business Credit Operating Division dated November 4, 2005 (incorporated herein by reference as Exhibit 10.40 to Annual Report on Form 10-K for the fiscal year ended March 3, 2007 filed May 2, 2007)

10.39

Second Amendment, dated May 23, 2008, to the Amended and Restated Credit and Security Agreement, dated November 4, 2005, by and between Christopher & Banks, Inc., Christopher & Banks Company and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 29, 2008)

10.40

Executive Employment Agreement Between Christopher & Banks Corporation and Lorna Nagler, effective as of August 30, 2007 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed September 7, 2007)**

10.41

Restricted Stock Agreement Between Christopher & Banks Corporation and Lorna Nagler, effective as of August 31, 2007 (incorporated herein by reference as Exhibit 10.2 to Current Report on Form 8-K filed September 7, 2007)**

10.42

Separation Agreement and Release Between Christopher & Banks Corporation and Matthew Dillon, effective as of August 30, 2007 (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed September 27, 2007)**

10.43

Form of Non-Qualified Stock Option Agreement under the Company’s 2005 Stock Incentive Plan (approved 2008) (incorporated herein by reference as Exhibit 10.1 to Current Report on Form 8-K filed February 27, 2008)**

10.44

Form of Qualified Stock Option Agreement under the Company’s 2005 Stock Incentive Plan (approved 2008) (incorporated herein by reference as Exhibit 10.2 to Current Report on Form 8-K filed February 27, 2008)**

10.45

Form of Restricted Stock Agreement (with Time-Based Vesting) under the Company’s 2005 Stock Incentive Plan (approved 2008) (incorporated herein by reference as Exhibit 10.3 to Current Report on Form 8-K filed February 27, 2008)**

10.46

Form of Restricted Stock Agreement (with Performance-Based Vesting) under the Company’s 2005 Stock Incentive Plan (approved 2008) (incorporated herein by reference as Exhibit 10.4 to Current Report on Form 8-K filed February 27, 2008)**

10.47

Amendment to Restricted Stock Agreement Between Christopher & Banks Corporation and Monica Dahl, effective as of March 28, 2007 (incorporated herein by reference as Exhibit 10.2 to Current Report on Form 8-K filed April 2, 2007)**

10.48

Amendment No. 1 to the Executive Employment Agreement Between Christopher & Banks Corporation and Lorna Nagler, effective as of April 30, 2008 (incorporated herein by reference to Exhibit 10.52 to Annual Report on Form 10-K for the fiscal year ended March 1, 2008)**

10.49

Offer Letter by and between Christopher & Banks Corporation and Rodney Carter accepted on June 1, 2009 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 5, 2009)**

10.50

Agreement by and between Christopher & Banks Corporation and Rodney Carter effective June 4, 2009 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 5, 2009)**

10.51	Christopher & Banks Corporation 2009 Qualified Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 4, 2009)**
14.1	Code of Conduct (incorporated herein by reference to Exhibit 14 to Current Report on Form 8-K filed February 24, 2009)
21.1	Subsidiaries of Company (incorporated herein by reference as Exhibit 21.1 to Annual Report on Form 10-K for the fiscal year ended March 1, 2008 filed May 15, 2008)
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Powers of Attorney
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith

** Management agreement or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2010.

CHRISTOPHER & BANKS CORPORATION

By:	/S/ LORNA E. NAGLER
Lorna E. Nagler
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/S/ LORNA E. NAGLER		President, Chief Executive Officer and Director (Principal Executive Officer)	May 13, 2010
Lorna E. Nagler

/S/ RODNEY CARTER		Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 13, 2010
Rodney Carter

*		Non-Executive Chairman and Director	May 13, 2010
Larry C. Barenbaum

*		Director	May 13, 2010
Martin L. Bassett

*		Director	May 13, 2010
Mark A. Cohn

*		Director	May 13, 2010
Robert Ezrilov

*		Director	May 13, 2010
James J. Fuld, Jr.

*		Director	May 13, 2010
Anne L. Jones

*		Director	May 13, 2010
Paul L. Snyder

* By	/S/ RODNEY CARTER
Rodney Carter
Attorney-in-Fact, pursuant to
Power of Attorney filed herewith