Form 10-Q
period 2010-05-29
CHRISTOPHER & BANKS CORP
filed 2010-07-08
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2010

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

As of June 25, 2010, 35,826,742 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands)

(Unaudited)

	May 29,	February 27,	May 30,
	2010	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$38,730	$37,073	$88,306
Short-term investments	60,962	62,251	—
Accounts receivable	5,847	4,245	4,371
Merchandise inventories	34,543	38,496	32,570
Prepaid expenses	2,834	1,642	2,608
Income taxes receivable	—	394	16,597
Current deferred tax asset	4,017	3,509	4,114
Other current assets	1,562	2,000	—
Total current assets	148,495	149,610	148,566

Property, equipment and improvements, net	92,884	96,109	114,759
Long-term investments	15,172	13,622	16,400
Deferred tax asset	8,076	7,631	5,206
Other assets	320	325	3,026
Total assets	$264,947	$267,297	$287,957

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,443	$13,654	$22,570
Accrued salaries, wages and related expenses	6,563	8,472	7,485
Other accrued liabilities	18,109	19,164	20,362
Other current liabilities	3,704	—	487
Total current liabilities	35,819	41,290	50,904

Non-current liabilities:
Deferred lease incentives	18,371	19,578	22,471
Other	12,259	12,699	14,315
Total non-current liabilities	30,630	32,277	36,786

Commitments	—	—	—
Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 45,621, 45,735 and 45,658 shares issued and 35,830, 35,944 and 35,867 shares outstanding at May 29, 2010, February 27, 2010 and May 30, 2009, respectively	456	457	457
Additional paid-in capital	114,163	113,584	112,233
Retained earnings	196,567	192,361	200,289
Common stock held in treasury, 9,791 shares at cost at May 29, 2010, February 27, 2010, and May 30, 2009, respectively	(112,711)	(112,711)	(112,712)
Accumulated other comprehensive income	23	39	—
Total stockholders’ equity	198,498	193,730	200,267
Total liabilities and stockholders’ equity	$264,947	$267,297	$287,957

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENT

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	May 29,	May 30,
	2010	2009

Net sales	$126,235	$120,367

Costs and expenses:
Merchandise, buying and occupancy	72,857	75,458
Selling, general and administrative	36,199	36,144
Depreciation and amortization	6,530	6,311
Total costs and expenses	115,586	117,913

Operating income	10,649	2,454

Other income	116	115

Income before income taxes	10,765	2,569

Income tax provision	4,425	884

Net income	$6,340	$1,685

Basic earnings per share:
Net income	$0.18	$0.05

Basic shares outstanding	35,306	35,132

Diluted earnings per share:
Net income	$0.18	$0.05

Diluted shares outstanding	35,607	35,137

Dividends per share	$0.06	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 29,	May 30,
	2010	2009

Cash flows from operating activities:
Net income	$6,340	$1,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,530	6,311
Amortization of premium on investments	187	—
Excess tax benefit on stock-based compensation	(206)	—
Deferred income taxes	(946)	(1,197)
Stock-based compensation expense	638	474
Loss on disposal of furniture, fixtures and equipment	3	77
Gain on investments, net	(18)	—
Changes in operating assets and liabilities:
Sales of trading securities	3,250	—
Increase in accounts receivable	(1,602)	(450)
Decrease in merchandise inventories	3,953	6,258
Increase in prepaid expenses	(1,192)	(670)
Decrease in income taxes receivable	601	2,150
Increase in other assets	(2)	(2)
Increase (decrease) in accounts payable	(6,124)	3,813
Increase (decrease) in accrued liabilities	386	(3,844)
Decrease in deferred lease incentives	(1,207)	(1,035)
Decrease in other liabilities	(440)	(113)
Net cash provided by operating activities	10,151	13,457

Cash flows from investing activities:
Purchases of property, equipment and improvements	(3,395)	(1,849)
Purchases of investments	(22,034)	—
Sales of investments	18,776	—
Net cash used in investing activities	(6,653)	(1,849)

Cash flows from financing activities:
Exercise of stock options	87	—
Excess tax benefit on stock-based compensation	206	—
Dividends paid	(2,134)	(2,116)
Net cash used in financing activities	(1,841)	(2,116)

Net increase in cash and cash equivalents	1,657	9,492

Cash and cash equivalents at beginning of period	37,073	78,814

Cash and cash equivalents at end of period	$38,730	$88,306

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by Christopher & Banks Corporation and its subsidiaries (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments, consisting of only normal adjustments, except as otherwise stated in these notes, necessary to present fairly the Company’s financial position as of May 29, 2010, February 27, 2010 and May 30, 2009, and its results of operations and cash flows for the three month periods ended May 29, 2010 and May 30, 2009.

Loyalty Program

During the first quarter of fiscal 2011, the Company launched its Friendship Rewards loyalty program. Under the program, customers accumulate points based on purchase activity.  Once a Friendship Rewards member achieves a certain point level, the member earns awards certificates that may be redeemed for merchandise.  Points are accrued as unearned revenue and recorded as a reduction of net sales and a current liability as they are accumulated by members and certificates are earned.  The liability is recorded net of estimated breakage based on redemption patterns and trends.  The reward certificates expire approximately six weeks after issuance.

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17, “Consolidations,” which seeks to improve financial reporting by requiring that entities perform an analysis to determine whether any variable interest or interests that they have give them a controlling financial interest in a variable interest entity.   The Company adopted ASU 2009-17 during the first quarter of fiscal 2011.  The adoption of ASU 2009-17 had no impact on the Company’s financial statements.

In January 2010, the FASB issued ASU 2010-06, “New Guidance and Clarifications for Improving Disclosures about Fair Value Measurements.”  This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy.  Separate disclosures are required for transfers in and out of Level 1 and 2 fair value measurements, and the reasons for the transfers must be disclosed.  In the reconciliation for Level 3 fair value measurements, separate disclosures are required for purchases, sales, issuances, and settlements on a gross basis.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010.  The Company adopted the required disclosure requirements effective February 28, 2010.  See Note 10, Fair Value Measurements, for the additional disclosures required under the guidance. The Company intends to adopt the remaining Level 3 disclosure requirements effective February 27, 2011.   The Company is in the process of evaluating the additional disclosure requirements and does not expect that the additional requirements will have a significant impact on its consolidated financial statements.

Recently Issued  Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, “Multiple Deliverable Revenue Arrangements.” ASU 2009-13 amends Accounting Standards Codification (“ASC”) 605-10, “Revenue Recognition,” and addresses accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit, and provides guidance regarding how to measure and allocate arrangement consideration to one or more units of accounting.  ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted, but certain requirements must be met.  The Company is in the process of evaluating ASU 2009-13 and does not expect that it will have a significant impact on its consolidated financial statements.

NOTE 2 — INVESTMENTS

Investments consisted of the following (in thousands):

	May 29, 2010
	Amortized	Unrealized	Unrealized	Estimated
Description	Cost	Gains	Losses	Fair Value

Short-term investments:
Available-for-sale securities:
Variable rate demand obligations	$22,195	$—	$—	$22,195
Municipal commercial paper	1,000	—	—	1,000
Municipal bonds	27,281	8	—	27,289
U.S. Agency securities	484	1	6	479

Trading securities:
Auction Rate Securities	9,999	—	—	9,999

Total short-term investments	60,959	9	6	60,962

Long-term investments:
Available-for-sale securities:
Municipal bonds	9,635	32	—	9,667
U.S. Agency securities	5,501	5	1	5,505

Total long-term investments	15,136	37	1	15,172

Total investments	$76,095	$46	$7	$76,134

	February 27, 2010
	Amortized	Unrealized	Unrealized	Estimated
Description	Cost	Gains	Losses	Fair Value

Short-term investments:
Available-for-sale securities:
Variable rate demand obligations	$24,900	$—	$—	$24,900
Municipal commercial paper	1,000	—	—	1,000
Municipal bonds	22,999	28	11	23,016
U.S. Agency securities	536	1	2	535

Trading securities:
Auction Rate Securities	12,800	—	—	12,800

Total short-term investments	62,235	29	13	62,251

Long-term investments:
Available-for-sale securities:
Municipal bonds	6,572	37	2	6,607
U.S. Agency securities	7,002	13	—	7,015

Total long-term investments	13,574	50	2	13,622

Total investments	$75,809	$79	$15	$75,873

	May 30, 2009
	Amortized	Unrealized	Unrealized	Estimated
Description	Cost	Gains	Losses	Fair Value

Trading securities:
Auction Rate Securities	$16,400	$—	$—	$16,400

Total long-term investments	16,400	—	—	16,400

Total investments	$16,400	$—	$—	$16,400

In an effort to improve yield without sacrificing principal, the Company diversified its investment portfolio in fiscal 2010 to include holdings of select, highly-rated, short-duration variable rate demand obligations, municipal bonds, municipal commercial paper and U.S. Agency securities.

The Company accounts for its investments in accordance with ASC 320-10, “Investments — Debt and Equity Securities” and, accordingly, its investment securities have been characterized as either available-for-sale or trading. As of May 29, 2010, the Company’s available-for-sale investment securities were comprised of variable rate demand obligations, municipal bonds, municipal commercial paper and U.S. Agency securities.  These securities were classified as available-for-sale as the Company did not enter into these investments for speculative purposes or intend to actively buy and sell the securities in order to generate profits on differences in price.  The Company’s primary investment objective is preservation of principal.  During the first quarter of fiscal 2011, purchases of available-for-sale securities totaled approximately $22.0 million, while proceeds from the sale of available-for-sale securities were $18.8 million.  Gross realized gains and losses on the sale of available-for-sale securities during the quarter ended May 29, 2010 were not material.

The Company’s available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise which may indicate impairment.  When the fair value of the securities declines below the amortized cost basis, impairment is indicated and it must be determined whether it is other-than-temporary.  Impairment is considered to be other-than-temporary if the Company (i) intends to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) does not expect to recover the securities’ amortized cost basis.  If the decline in fair value is considered other-than-temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings.  Subsequent increases or decreases in fair value are reported in equity as other comprehensive income (loss).  As of May 29, 2010, there were no other-than-temporary impairments of the Company’s available-for-sale securities.

The Company had approximately $10.0 million, $12.8 million and $16.4 million of trading securities as of May 29, 2010, February 27, 2010 and May 30, 2009, respectively, which consisted solely of $11.6 million, $14.8 million and $19.5 million of Auction Rate Securities (“ARS”) at cost, less fair value adjustments of approximately $1.6 million, $2.0 million and $3.1 million.  The fair value of the ARS was determined utilizing a discounted cash flow method based on market rates and an estimated period of time the ARS are expected to be held.

Substantially all of the Company’s ARS are collateralized by student loans.  As of May 29, 2010, approximately 90% of its ARS had AAA (Standard & Poor’s), Aaa (Moody’s), or AAA (Fitch) credit ratings.  As of May 29, 2010, the repayment of approximately 80% of the student loans, which serve as collateral for the ARS held by the Company, was substantially backed by the United States government.  Until February 2008, the ARS market was liquid and auctions for ARS held by the Company did not fail.  However, beginning in February 2008, auctions for the ARS held by the Company began to fail and have continued to fail up to and as of the date of this report.  Unsuccessful auctions have limited the Company’s ability to access these funds.

All of the ARS owned by the Company were purchased through UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”) and are held, for the benefit of the Company, by UBS.  In November 2008, the Company accepted a settlement offer from UBS to restore liquidity to its clients who hold ARS.  The settlement grants the Company certain ARS rights.  These ARS rights provide the Company the ability to redeem its ARS at par during a two-year time period beginning June 30, 2010.  During this time, the Company may choose to continue to hold some, or all, of its ARS and earn interest or sell some, or all, of its ARS to UBS at par plus accrued interest.  The ARS rights are not transferable, tradable or marginable and will not be listed or quoted on any securities exchange or any electronic communications network.  As the Company has the ability and intent to redeem its ARS at June 30, 2010, it reclassified the ARS to short-term investments during the second quarter of fiscal 2010.

Upon acceptance of the settlement offer, the Company classified its ARS as trading securities and elected to record the ARS rights at fair value on a recurring basis utilizing significant unobservable inputs in accordance with ASC 820-10, “Fair Value Measurements and Disclosures.”  The fair value of the ARS rights was estimated utilizing the Black-Scholes option pricing model and the forward contract method.  The fair value of the ARS rights was determined to be approximately $1.6 million, $2.0 million and $2.7 million as of May 29, 2010, February 27, 2010 and May 30, 2009, respectively.  The ARS rights were recorded within other current assets on the consolidated financial statements as of May 29, 2010 and February 27, 2010 and as other non-current assets on the consolidated financial statements as of May 30, 2009.  During the quarter ended May 29, 2010, approximately $3.3 million of the Company’s ARS were redeemed.

Effective June 30, 2010, the Company exercised its ARS rights under the settlement agreement with UBS and redeemed all of its outstanding ARS at par, which totaled approximately $7.1 million, on July 1, 2010.

Expected maturities of the Company’s investments are as follows (in thousands):

May 29,
2010
Due in one year or less	$60,962
Due after one year through three years	15,172

Total investment securities	$76,134

The Company has $22.2 million of Variable Rate Demand Obligations (“VRDOs”) as of May 29, 2010.  These investments maintain a constant par value, have variable rates of return tied to short-term interest rates which reset weekly, and may be tendered for sale upon notice to the trustee.  Although the Company’s VRDOs are issued and rated as long-term securities, with maturities ranging from 2013 through 2041, they are priced and traded as short-term investments as each VRDO contains a put feature, which is supported by highly rated financial institutions.  The Company classified its VRDOs as short-term investments maturing in one year or less as it expects to realize the proceeds from its VRDOs within that time period.  Actual maturities may differ from expected maturities because the issuers of the securities may have the right to prepay the obligations without prepayment penalties.

NOTE 3 — MERCHANDISE INVENTORIES AND SOURCES OF SUPPLY

Merchandise inventories consisted of the following (in thousands):

	May 29,	February 27,	May 30,
Description	2010	2010	2009

Merchandise - in store/e-Commerce	$33,178	$36,522	$31,140
Merchandise - in transit	1,365	1,974	1,430

	$34,543	$38,496	$32,570

The Company does not have long-term purchase commitments or arrangements with any of its suppliers or agents.  During the quarter ended May 29, 2010, one of the Company’s vendors supplied approximately 30% of the Company’s merchandise purchases and a second vendor supplied approximately 18% of the Company’s merchandise purchases.  The Company purchased approximately 25% and 14% of its merchandise from these vendors during the quarter ended May 30, 2009.

Although the Company has strong relationships with these vendors, there can be no assurance that these relationships can be maintained in the future or that the vendors will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from these vendors, management believes that it will be able to shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on the Company’s financial position or results of operations.

NOTE 4 — PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following (in thousands):

	Estimated	May 29,	February 27,	May 30,
Description	Useful Life	2010	2010	2009
Land	—	$1,597	$1,597	$1,597
Corporate office, distribution center and related building improvements	25 years	12,047	12,027	12,005
Store leasehold improvements	Term of related lease, typically 10 years	92,431	93,894	94,994
Store furniture and fixtures	Three to 10 years	111,482	112,815	113,497
Point of sale hardware and software	Five years	14,943	15,056	15,162
Computer hardware and software	Three to five years	24,269	24,176	21,328
Corporate office and distribution center furniture, fixtures and equipment	Seven years	5,334	5,315	3,587
Construction in progress	—	2,833	73	1,940
		264,936	264,953	264,110
Less accumulated depreciation and amortization		172,052	168,844	149,351

Net property, equipment and improvements		$92,884	$96,109	$114,759

The Company reviews long-lived assets with definite lives for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  The Company recorded no impairments of long-lived assets in the three month period ended May 29, 2010.  The general economic uncertainty affecting the retail industry makes it reasonably possible, however, that long-lived asset impairments may be identified and recorded in future periods.

NOTE 5 — ACCRUED LIABILITIES

Other accrued liabilities consisted of the following (in thousands):

	May 29,	February 27,	May 30,
Description	2010	2010	2009
Gift card and store credit liabilities	$8,337	$10,884	$8,991
Accrued merchandise inventory receipts not yet invoiced	1,673	1,539	3,781
Accrued Friendship Rewards loyalty liability	1,189	—	—
Accrued income, sales and other taxes payable	2,753	2,081	2,357
Accrued workers compensation liability	505	600	1,184
Accrued occupancy-related expenses	1,143	665	841
Other	2,509	3,395	3,208
	$18,109	$19,164	$20,362

NOTE 6 — CREDIT FACILITY

The Company maintains an Amended and Restated Revolving Credit Facility (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) which expires on June 30, 2011.  The Credit Facility provides the Company with revolving credit loans and letters of credit of up to $50 million, in the aggregate, subject to a borrowing base formula based on inventory levels.

Loans under the Credit Facility bear interest at the prime rate minus 0.25%.  As of May 29, 2010, the prime rate was 3.25%.  The Credit Facility also provides the Company with the ability to borrow under the Credit Facility at an interest rate tied to the London Interbank Market Offered Rate (“LIBOR”).  Advances under the LIBOR option would be tied to the one, three, or six month LIBOR rate based on the length of time the corresponding advance is outstanding.

Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion as defined in the agreement, a collateral monitoring fee and a guarantee service charge.  Borrowings under the Credit Facility are collateralized by the Company’s equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Credit Facility during the first three months of fiscal 2011 or fiscal 2010.  Historically, the Credit Facility has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at May 29, 2010 was $21.6 million.  As of May 29, 2010, the Company had open on-demand letters of credit in the amount of $1.3 million.  Accordingly, the availability of revolving credit loans under the Credit Facility was $20.3 million at May 29, 2010.

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of May 29, 2010, the most recent measurement date, the Company was in compliance with all financial covenants under the Credit Facility.

NOTE 7 — STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of ASC 718-10, “Stock Compensation.” Under various plans, the Company may grant options to purchase common stock to employees and non-employee members of its Board of Directors at a price not less than 100% of the fair market value of the Company’s common stock on the option grant date.  In general, options granted to employees vest over three to five years and are exercisable up to ten years from the date of grant, and options granted to Directors vest immediately and are exercisable up to ten years from the grant date.

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

Total pre-tax compensation expense related to stock-based awards for the three months ended May 29, 2010 and May 30, 2009 was approximately $638,000 and $474,000, respectively.

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

The weighted average assumptions relating to the valuation of the Company’s stock option grants for the three month periods ended May 29, 2010 and May 30, 2009 were as follows:

	Three Months Ended
	May 29,	May 30,
	2010	2009
Expected dividend yield	3.08%	5.50%
Expected volatility	70.0%	66.2%
Risk-free interest rate	2.49%	1.80%
Expected term in years	4.9	5.0

Stock-Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the three months ended May 29, 2010:

					Weighted
		Weighted	Aggregate		Average
	Number	Average	Intrinsic	Weighted	Remaining
	of	Exercise	Value	Average	Contractual
	Shares	Price	(in thousands)	Fair Value	Life

Outstanding, beginning of period	1,592,670	$11.56	$2,360	$4.24
Vested	744,628	16.62	211	5.59
Unvested	848,042	7.11	2,149	2.81
Granted	272,900	10.76	—	5.15
Exercised	(18,500)	4.68	110	1.78
Canceled - vested (expired)	(3,318)	10.86	—	3.96
Canceled - unvested (forfeited)	(57,400)	7.08	156	3.10

Outstanding, end of period	1,786,352	11.65	2,121	4.44	7.39
Vested	941,872	14.99	405	5.34	5.86
Unvested	844,480	7.93	1,716	3.43	9.10

Exercisable, end of period	941,872	14.99	405	5.34	5.85

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on May 29, 2010.

The following table presents a summary of the Company’s restricted stock activity for the three months ended May 29, 2010:

	Number	Weighted
	of	Average
	Shares	Fair Value

Unvested, beginning of period	702,450	$5.34
Granted	253,900	9.96
Vested	(125,341)	5.94
Canceled - unvested (forfeited)	(327,650)	4.61

Unvested, end of period	503,359	7.99

The total fair value of shares of restricted stock that vested during the quarter ended May 29, 2010 and May 30, 2009 was approximately $745,000 and $475,000, respectively.  As of May 29, 2010, there was approximately $3.5 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of approximately two years.

NOTE 8 — INCOME TAXES

As of May 29, 2010, the Company’s liability for unrecognized tax benefits associated with uncertain tax positions was approximately $2.7 million and the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.7 million. The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. At May 29, 2010, the Company had accrued approximately $0.8 million for the potential payment of interest and penalties.

The Company and its subsidiaries are subject to U.S. federal income tax and the income tax of various state and local jurisdictions.  The Internal Revenue Service has completed its audit for tax years through fiscal 2006.  The Company had submitted a report to the Internal Revenue Service for review by the Joint Committee on Taxation regarding the Company’s refund claim for the carryback of its fiscal 2009 loss. This reporting process is standard for all claims greater than $2.0 million.  The Company has received the refund and was notified in May the Joint Committee has taken no exception and has begun the process to close the case.  With few exceptions, the Company is not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2006.  At May 29, 2010, the Company has ongoing audits in various jurisdictions.  The Company does not believe that settlement of these examinations will have a significant impact on its liability for unrecognized tax benefits.

As of May 29, 2010, the Company has net deferred tax assets of approximately $12.1 million.  Deferred income tax assets represent potential future income tax benefits.  Realization of these assets is ultimately dependent upon future taxable income.  No valuation allowance has been provided for deferred tax assets because management believes realization of the full amount of net deferred tax assets is more likely than not.  While the Company has a history of profits, the Company recorded a net loss in fiscal 2009 and near break-even results in fiscal 2010.  Therefore, achievement of profitability in the future is a significant factor in determining the Company’s continuing ability to carry these deferred tax assets.  The Company’s accounting for deferred taxes represents its best estimate of future events.  If future results from the Company’s operations are less than projected, a valuation allowance may be required to reduce deferred tax assets, which could have a material impact on the Company’s results of operations in the period in which it is recorded.  Significant negative events, including losses in future periods, would make it reasonably possible that valuation allowances against deferred tax assets would be required in future periods.

As of May 29, 2010, the Company has state net operating loss carryforwards which will result in state tax benefits of approximately $0.3 million.  These state net loss carryforwards will expire in fiscal 2014 and beyond.  Additionally, the Company has charitable contribution carryforwards that will expire in fiscal 2014.

NOTE 9 — EARNINGS PER SHARE

On March 1, 2009, the Company adopted ASC 260-10, “Earnings per Share,” which clarified that unvested share-based payment awards that contain nonforfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are considered participating securities, and thus, should be included in the two-class method of computing EPS.  Participating securities under this statement include the Company’s unvested employee restricted stock awards with time-based vesting, which receive nonforfeitable dividend payments.

The calculation of EPS for common stock shown below excludes the income attributable to these unvested employee restricted stock awards from the numerator and excludes the dilutive impact of these shares from the denominator.

	Three Months Ended
	May 29,	May 30,
	2010	2009
Numerator (in thousands):
Net income attributable to Christopher & Banks Corporation	$6,340	$1,685
Income allocated to participating securities	(64)	(9)
Net income available to common shareholders	$6,276	$1,676

Denominator (in thousands):
Weighted average common shares outstanding - basic	35,306	35,132
Dilutive shares	301	5
Weighted average common and common equivalent shares outstanding - diluted	35,607	35,137

Net income per common share:
Basic	$0.18	$0.05
Diluted	$0.18	$0.05

Stock options of 1,271,302 and 2,161,543, were excluded from the shares used in the computation of diluted earnings per share for the three month periods ended May 29, 2010 and May 30, 2009, respectively, as they were anti-dilutive.

NOTE 10 — FAIR VALUE MEASUREMENTS

Under ASC 820-10, “Fair Value Measurements and Disclosures,” fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.  ASC 820-10 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability that are developed based upon the best information available in the circumstances.  The hierarchy is broken down into three levels.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.   Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs for the asset or liability.   Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For the three month periods ended May 29, 2010 and May 30, 2009, fair value under ASC 820-10 applied to the Company’s available-for-sale securities, ARS and ARS rights.  These financial assets are carried at fair value following the requirements of ASC 820-10.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands).

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	May 29, 2010	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$66,135	$—	$66,135	$—
Trading securities	9,999	—	—	9,999
ARS rights	1,562	—	—	1,562

Liabilities:	$—	$—	$—	$—

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	May 30, 2009	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$—	$—	$—	$—
Trading securities	16,400	—	—	16,400
ARS rights	2,700	—	—	2,700

Liabilities:	$—	$—	$—	$—

Following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value:

Available-for-sale securities:  As of May 29, 2010, the Company’s available-for-sale securities were valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets in which there were fewer transactions.

Trading securities:  The Company’s trading securities consist solely of ARS as of May 29, 2010 and May 30, 2009.  See Note 2, Investments, for further disclosure regarding the Company’s ARS.

ARS rights:  As discussed in Note 2, Investments, in November 2008, the Company accepted UBS’s ARS settlement offer.  This resulted in the Company receiving ARS rights, which the Company has elected to account for at fair value.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands).

	Three Months Ended		Three Months Ended
	May 29, 2010		May 30, 2009
	ARS	ARS Rights	ARS	ARS Rights

Beginning balance	$12,800	$2,000	$16,400	$2,700

Total gains (losses):
Included in earnings	449	(438)	—	—
Purchases (sales), issuances and settlements	(3,250)	—	—	—

Ending balance	$9,999	$1,562	$16,400	$2,700

Assets and Liabilities that are Measured at Fair Value on a Non-recurring Basis:

The Company measures certain assets and liabilities at fair value on a non-recurring basis.  Specifically, the Company’s nonfinancial long-lived asset groups are measured at fair value for impairment assessments.  There were no impairment charges related to assets measured at fair value on a non-recurring basis recorded during the quarters ended May 29, 2010 and May 30, 2009.

NOTE 11 — COMPREHENSIVE INCOME

Comprehensive income consisted of the following (in thousands):

	Three Months Ended
	May 29,	May 30,
	2010	2009

Net income	$6,340	$1,685
Fair value adjustment on investments	(16)	—

Total comprehensive income	$6,324	$1,685

NOTE 12 — LEGAL PROCEEDINGS

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

NOTE 13 — SEGMENT REPORTING

The Company operates in the retail apparel industry in which it primarily designs, sources and sells women’s apparel catering to customers who are typically part of the female baby boomer demographic.  The Company has identified two operating segments (Christopher & Banks and C.J. Banks) as defined by ASC 820, “Disclosures about Segments of an Enterprise and Related Information.”  The Company’s Christopher & Banks and C.J. Banks operating segments have been aggregated into one reportable segment based on the similar nature of products sold, methods of sourcing, merchandising and distribution processes involved, target customers, and economic characteristics of the two brands.

In the table below, the “Christopher & Banks/C.J. Banks” reportable segment includes activity generated by the Company’s Christopher & Banks and C.J. Banks operations.  The “Corporate/Administrative” column, which primarily represents operating activity at the Company’s corporate office and distribution center, is presented to allow for reconciliation of segment-level net sales, operating income and total assets to the Company’s consolidated net sales, operating income and total assets.  Segment operating income includes only net sales, merchandise gross margin and direct store expenses with no allocation of corporate overhead.

Segment Reporting (in thousands):

	Christopher & Banks/	Corporate/
	C.J. Banks	Administrative	Consolidated
Three Months Ended May 29, 2010
Net sales	$126,235	$—	$126,235
Operating income (loss)	$24,803	$(14,154)	$10,649
Total assets	$162,417	$102,530	$264,947

Three Months Ended May 30, 2009:
Net sales	$120,367	$—	$120,367
Operating income (loss)	$16,009	$(13,555)	$2,454
Total assets	$163,054	$124,903	$287,957

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Form 10-Q and the consolidated financial statements, notes and MD&A contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010.

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

As of May 29, 2010, the Company operated 795 stores in 46 states, including 532 Christopher & Banks stores, 261 C.J. Banks stores and two dual stores.  The Company’s Christopher & Banks brand offers distinctive fashions featuring exclusively designed, coordinated assortments of women’s apparel in sizes four to 16. The Company’s C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W.   The Company’s dual stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the petite, misses and plus size customer in one store. The Company also operates e-Commerce web sites for its two brands at www.christopherandbanks.com and www.cjbanks.com which, in addition to offering the apparel found in the Company’s stores, also offer exclusive sizes and styles available only online.

The Company strives to provide its customers quality apparel at a great value with a consistent fit.  The Company’s overall strategy for its two brands, Christopher & Banks and C.J. Banks, is to offer a compelling, evolving assortment of apparel through its stores and e-Commerce web sites in order to satisfy its customers’ expectations for style, quality, value and fit, while providing exceptional, personalized customer service.

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

Fiscal 2011 First Quarter Summary

In the first quarter of fiscal 2011, the Company reported a 5% increase in same-store sales. While customer traffic remained challenging, improved conversion rates (the percentage of customers who enter the Company’s stores and make a purchase, as compared to the total number of customers entering the Company’s stores) indicated positive response to the Company’s evolving merchandise assortment.  Fresh merchandise was delivered to stores weekly during the quarter and customers responded favorably to selections of novelty sweaters, printed and textured shirts, and an expanded skirt assortment.  The Company’s customers also responded favorably to its collections of petite sizes and jewelry.

Improved selling at full price, targeted use of promotions and positive leverage associated with the 5% increase in same store sales led to a 500 basis point reduction in merchandise, buying and occupancy costs as a percent of net sales during the quarter.  The Company held selling, general and administrative (“SG&A”) expenses essentially flat in the first quarter of fiscal 2011, as compared to the first quarter of fiscal 2010, resulting in operating income of $10.6 million, or 8.4% of net sales, and net income of $6.3 million, or $0.18 per diluted share.  The Company’s balance of cash, cash equivalents and short and long-term investments increased to approximately $115 million at the end of the first quarter of fiscal 2011 from approximately $113 million at the end of fiscal 2010 and approximately $105 million at the end of the prior year’s first quarter.  Inventories remained well-controlled during the quarter and were up approximately 5% on a per store basis, excluding e-Commerce inventory, at the end of the first quarter as compared to the end of the first quarter of fiscal 2010.  The Company opened one new dual store and closed eight Christopher & Banks and four C.J. Banks stores during the first quarter.

Fiscal 2011 Outlook

In addition to approaching all of the Company’s operations with continued financial discipline and rigor, the Company is placing additional focus on the following key initiatives in fiscal 2011.

Increasing store productivity

The Company introduced edited assortments, or “capsules,” of its C.J. Banks plus size merchandise in a select test group of 30 Christopher & Banks stores (“capsule stores”) in the fall of fiscal 2010.  The C.J. Banks assortments were added to the capsule stores without a reduction in the Christopher & Banks merchandise assortments at these stores.  Based on the improved productivity and same store sales performance at the 30 initial capsule stores, as compared to the balance of the chain, the Company plans to add additional capsules to approximately 30 stores in September and approximately 20 stores in November, bringing the total number of capsule stores to approximately 80 by the 2010 holiday season.

The Company opened its first dual-concept store during fiscal 2010 and one additional dual store during the first quarter of fiscal 2011.  These stores offer merchandise from both of the Company’s Christopher & Banks and C.J. Banks brands, and all three size ranges, misses, petite and plus, within each store, resulting in a greater opportunity to service the Company’s customers while increasing productivity and enhancing operating efficiencies.  In order to continue to test the performance of its dual store concept, the Company plans to open approximately six additional dual stores during the remainder of fiscal 2011, bringing the total number of dual stores to approximately eight by fiscal year-end.

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

Brand differentiation and messaging

In fiscal 2011, the Company plans to place a greater emphasis on marketing.  In March 2010, the Company launched its Friendship Rewards loyalty program.  Friendship Rewards is a point-based program where members earn points based on purchases.  After reaching a certain level of accumulated points, members are rewarded with a certificate which may be used for purchases at the Company’s stores or online web sites.  The reward certificates expire approximately six weeks after issuance.  Program members will also be kept up-to-date on new product deliveries, special events and promotions to draw them into the Company’s stores and visit its websites.  The Company also plans to enhance its Customer Relationship Management (“CRM”) customer segmentation capabilities, including further refining its direct mail strategy to more precisely design and target customer mailings.

The Company continues to capture a constant flow of customer feedback and to react to customer input.  Throughout the remainder of fiscal 2011, the Company expects to hold customer focus groups and conduct frequent online surveys and product fit clinics to gain ongoing insights into customer needs.  In addition, the Company will continue to solicit input from its shopkeepers regarding customer feedback and to design and conduct grassroots marketing efforts.

Merchandising

In fiscal 2011, the Company plans to continue to identify, test and, if successful, introduce new product categories in an effort to increase spending by existing customers and to attract new customers to its brands.  Based on product tests conducted in fiscal 2010, the Company rolled out a new assortment of jewelry to all of its stores during the first quarter of fiscal 2011 and plans to increase the size of its jewelry assortment throughout the year.  In addition to the jewelry rollout, the Company plans to execute several tests of other new product categories in fiscal 2011, including outerwear, sleepwear and extended sizes of other merchandise.

Growth of e-Commerce channel

The Company plans to continue to grow its Christopher & Banks and C.J. Banks e-Commerce channels in fiscal 2011, which have operated profitably since February 2008.  Focus will be placed on converting additional customers into multi-channel shoppers and leveraging the branding benefits the e-Commerce channel can provide.  The Company also plans to grow its e-Commerce channel through increasing its online customer base and continuing to use the channel to test further product line and size extensions.

Infrastructure efficiency

The Company is in the final stages of building a scalable, cost-effective and fully-integrated information technology infrastructure. While there will be normal, ongoing enhancements and investments, such as the completion of the Company’s rollout of upgraded point-of-sale hardware and software to all stores and implementation of a new product lifecycle management system in fiscal 2011, it does not anticipate any additional significant information technology infrastructure-related capital investments in the near term.

Key Performance Indicators

The Company’s management evaluates the following items, which are considered key performance indicators, in assessing the Company’s performance:

Same store sales

The Company’s same store sales data is calculated based on the change in net sales for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall.  Stores where square footage has been changed by more than 25 percent within the past 13 months are excluded from the same store sales calculation.  Stores closed during the year are included in the same store sales calculation only for the full months of the year the stores were open.  In addition, sales which are initiated in stores but fulfilled through the Company’s e-Commerce website are included in the calculation of same store sales.

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

Store productivity

Store productivity measures, including sales per square foot, average unit retail selling price, number of transactions per store, number of units per transaction, average retail dollars per transaction, customer traffic and conversion rates are evaluated by management in assessing the operational performance of individual stores and of the Company.  The Company calculates conversion rates based on the percentage of customers who enter the Company’s stores and make a purchase, as compared to the total number of customers entering the Company’s stores.  The Company currently has electronic customer traffic counters in approximately half of its stores.

Inventory turnover

The Company’s management evaluates inventory turnover as a measure of how productively inventory is bought and sold.  Declining rates of inventory turnover are important as they signal that inventory is becoming slow-moving.

Cash flow and liquidity

Management evaluates cash flows from operating, investing and financing activities in determining the sufficiency of the Company’s cash position.  Cash flow from operations has historically been sufficient to cover the Company’s uses of cash.  The Company anticipates its cash, cash equivalents and short-term investments, combined with cash flows generated from operations, will be sufficient to meet its capital expenditure, working capital and other requirements for liquidity for the remainder of fiscal 2011.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in Note 1 of the notes to consolidated financial statements contained within the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010.  There have been no material changes in the Company’s critical accounting policies or estimates in the three months ended May 29, 2010, except for the addition of a customer loyalty program as discussed below. Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

During the first quarter of fiscal 2011, the Company launched its Friendship Rewards loyalty program. Under the program, customers accumulate points based on purchase activity.  Once a Friendship Rewards member achieves a certain point level, the member earns awards certificates that may be redeemed for merchandise.  Points are accrued as unearned revenue and recorded as a reduction of net sales and a current liability as they are accumulated by members and certificates are earned.  The liability is recorded net of estimated breakage based on redemption patterns and trends.  The reward certificates expire approximately six weeks after issuance.

The Company reviews long-lived assets with definite lives at least annually, or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  While the Company recorded no impairments of long-lived assets in the three month period ended May 29, 2010, the current challenging economic environment, combined with continued instability in the housing and labor markets, and general economic uncertainty affecting the retail industry, make it reasonably possible that long-lived asset impairments could be identified and recorded in future periods.

As of May 29, 2010, the Company had net deferred tax assets of $12.1 million.  Deferred income tax assets represent potential future income tax benefits.  Realization of these assets is ultimately dependent upon future taxable income.  No valuation allowance has been provided for deferred tax assets because management believes realization of the full amount of net deferred tax assets is more likely than not.  While the Company has a history of profits, the Company recorded a net loss in fiscal 2009 and near break even results in fiscal 2010.  Therefore, achievement of profitability in the future is a significant factor in determining the Company’s continuing ability to carry these deferred tax assets.  The Company’s accounting for deferred taxes represents its best estimate of future events.  If future results from the Company’s operations are less than projected, a valuation allowance may be required to reduce deferred tax assets, which could have a material impact on the Company’s results of operations in the period in which it is recorded.  Significant negative events, including losses in future periods, would make it reasonably possible that valuation allowances against deferred tax assets may be required in future periods.

Results of Operations

The following table sets forth consolidated income statement data expressed as a percentage of net sales for the periods indicated.

	Three Months Ended
	May 29,	May 30,
	2010	2009
Net sales	100.0%	100.0%
Merchandise, buying and occupancy costs	57.7	62.7
Selling, general and administrative expenses	28.7	30.0
Depreciation and amortization	5.2	5.2
Operating income	8.4	2.1
Other income	0.1	—
Income tax provision	3.5	0.7
Net income	5.0%	1.4%

Three Months Ended May 29, 2010 Compared to Three Months Ended May 30, 2009

Net Sales. Net sales for the three months ended May 29, 2010 were $126.2 million, an increase of approximately $5.9 million, or 5%, from $120.4 million for the three months ended May 30, 2009.  The increase in net sales was primarily the result of a 5% increase in same store sales and increases in revenues at the Company’s Christopher & Banks and C.J. Banks e-Commerce web sites, offset by a decrease in the number of stores operated by the Company during the quarter and a reduction in sales related to accrued unearned revenue for points accumulated by customers and certificates issued in conjunction with the Company’s new Friendship Rewards loyalty program.

The 5% increase in same stores sales was driven mainly by higher average transaction values, resulting from improved selling at full price and more targeted promotional activity, combined with a slight increase in the number of transactions per average store.  In addition, increased conversion rates in the first quarter of fiscal 2011, as compared to the first quarter of fiscal 2010, offset continued declines in customer traffic levels, reflecting positive response by customers to the Company’s evolving merchandise assortment.

The Company operated 795 stores at May 29, 2010, compared to 816 stores as of May 30, 2009.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $72.9 million, or 57.7% of net sales, during the first quarter of fiscal 2011, compared to $75.5 million, or 62.7% of net sales, during the same period in fiscal 2010, resulting in approximately 500 basis points of positive leverage when compared to the prior year period.

The reduction in merchandise, buying and occupancy costs as a percentage of net sales in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010, was equally attributable to higher merchandise margins, resulting from lower markdown levels due to reduced, more targeted promotional activity, and to leveraging of buying and occupancy expenses associated with the 5% increase in same store sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, exclusive of depreciation and amortization, for the three months ended May 29, 2010 were $36.2 million, or 28.7% of net sales, compared to $36.1 million, or 30.0% of net sales, for the three months ended May 30, 2009, resulting in approximately 130 basis points of positive leverage in connection with the 5% increase in same store sales in the first quarter.

The Company held SG&A expenses essentially flat during the first quarter of fiscal 2011, as compared to the first quarter of fiscal 2010.  For the full year of fiscal 2010, the Company reduced SG&A expenses by approximately $33.6 million compared to the prior year as a result of a significant cost reduction initiative.

Depreciation and Amortization.  Depreciation and amortization was $6.5 million, or 5.2% of net sales, in the first quarter of fiscal 2011, compared to $6.3 million, or 5.2% of net sales, in the first quarter of fiscal 2010.

Operating Income.  Based on the foregoing, the Company recorded operating income of $10.6 million, or 8.4% of net sales, for the quarter ended May 29, 2010, compared to operating income of $2.5 million, or 2.1% of net sales, for the quarter ended May 30, 2009.

Interest Income.  For the three months ended May 29, 2010, interest income was $116,000, compared to $115,000 for the three months ended May 30, 2009.

Income Taxes.  Income tax expense in the first quarter of fiscal 2011 was $4.4 million, with an effective tax rate of 41.1%, compared to income tax expense of $0.9 million, with an effective tax rate of 34.4%, in the first quarter of fiscal 2010.  The increase in the effective tax rate reflects the Company’s expectation for improved profitability in fiscal 2011, compared to the near break even results reported in fiscal 2010.

Net Income.  As a result of the foregoing factors, the Company recorded net income of $6.3 million, or 5.0% of net sales and $0.18 per diluted share, for the three months ended May 29, 2010, compared to net income of $1.7 million, or 1.4% of net sales and $0.05 per diluted share, for the three months ended May 30, 2009.

Liquidity and Capital Resources

The Company’s principal on-going cash requirements are to fund working capital needs such as purchasing merchandise inventory, to finance the construction of new stores and the remodeling of certain existing stores, and to make information technology-related and other capital expenditures.  Merchandise purchases vary on a seasonal basis, peaking in the fall.  As a result, the Company’s cash requirements historically reach their peak in October or November, during the Company’s third fiscal quarter.  Conversely, cash balances peak in the fourth fiscal quarter in January, after the holiday season is completed. The Company’s balance of cash, cash equivalents and short and long-term investments increased to approximately $115 million at the end of the first quarter of fiscal 2011 from approximately $113 million at the end of fiscal 2010 and approximately $105 million at the end of the prior year first quarter.  Please see Note 2, Investments, for further information regarding the Company’s investment holdings.

Net cash provided by operating activities

Net cash provided by operating activities totaled $10.2 million in the first three months of fiscal 2011, a decrease of approximately $3.3 million from $13.5 million in the first three months of fiscal 2010.

Significant fluctuations in the Company’s working capital accounts included a $4.0 million decrease in inventory and a $6.1 million decrease in accounts payable.  The decrease in inventory was mainly a result of seasonal fluctuations as per-store inventory, excluding e-Commerce inventory, increased by approximately 5% at the end of the first quarter of fiscal 2011 as compared to the end of the first quarter of fiscal 2010.  The decrease in accounts payable resulted from a shortening of the Company’s payment terms with its merchandise vendors and timing of the Company’s merchandise receipts and payments.

The remainder of the change in cash provided by operating activities was substantially the result of net income earned during the first three months of fiscal 2011, after adjusting for non-cash charges, including depreciation and amortization expense, deferred income taxes, stock-based compensation expense, loss on the disposal of furniture, fixtures and equipment and various other changes in the Company’s other operating assets and liabilities. In addition, approximately $3.3 million of the Company’s ARS were redeemed during the three months ended May 29, 2010.

Net cash used in investing activities

Net cash used in investing activities in the first three months of fiscal 2011 consisted of $3.4 million of capital expenditures as well as $3.3 million of net purchases of available-for-sale securities.  The Company opened one new store during the quarter and also made other information technology-related investments at its stores and corporate office facility during the three months ended May 29, 2010.

The Company expects to fund approximately $9 million to $11 million of additional capital expenditures in the last three quarters of fiscal 2011.  The Company plans to open approximately ten more stores during fiscal 2011 and to fund additional investments in its stores and information technology infrastructure.  In addition, the Company expects that a portion of these capital expenditures will relate to stores with planned openings in the first quarter of fiscal 2012.

Net cash used in financing activities

In the first three months of fiscal 2011, approximately $2.1 million was used in financing activities for the payment of a quarterly cash dividend, which was partially offset by $87,000 of proceeds from the exercise of stock options and $206,000 of excess tax benefit on stock-based compensation.

The Company anticipates its cash, cash equivalents and short-term investments, combined with cash flows generated from operations, will be sufficient to meet its capital expenditure, working capital and other requirements for liquidity for the remainder of fiscal 2011.

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

Loans under the Credit Facility bear interest at the prime rate minus 0.25%.  As of May 29, 2010, the prime rate was 3.25%.  The Credit Facility also provides the Company with the ability to borrow under the Credit Facility at an interest rate tied to the London Interbank Market Offered Rate (“LIBOR”).  Advances under the LIBOR option would be tied to the one, three, or six month LIBOR rate based on the length of time the corresponding advance is outstanding.

Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion as defined in the agreement, a collateral monitoring fee and a guarantee service charge.  Borrowings under the Credit Facility are collateralized by the Company’s equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Credit Facility during the first three months of fiscal 2011 or fiscal 2010.  Historically, the Credit Facility has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at May 29, 2010 was $21.6 million.  As of May 29, 2010, the Company had open on-demand letters of credit in the amount of $1.3 million.  Accordingly, the availability of revolving credit loans under the Credit Facility was $20.3 million at May 29, 2010.

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of May 29, 2010, the most recent measurement date, the Company was in compliance with all financial covenants under the Credit Facility.

Auction Rate Securities

The Company had approximately $10.0 million of short-term trading securities as of May 29, 2010, which consisted of $11.6 million of auction rate securities (“ARS”) at cost, less a fair value adjustment of approximately $1.6 million.  The fair value of the ARS was determined utilizing a discounted cash flow method based on market rates and an estimated period of time the ARS are expected to be held.

Substantially all of the Company’s ARS are collateralized by student loans and a majority have AAA (S&P), Aaa (Moody’s), or Fitch (AAA) credit ratings as of May 29, 2010.  As of May 29, 2010, the repayment of approximately 80% of the student loans, which serve as collateral for the ARS held by the Company, was substantially backed by the United States Government.  Until February 2008, the ARS market was liquid and auctions for ARS held by the Company did not fail. However, beginning in February 2008, auctions for the ARS held by the Company began to fail and have continued to fail up to and as of the date of this report.

All of the ARS owned by the Company were purchased through UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”) and are held, for the benefit of the Company, by UBS.  In November 2008, the Company accepted a settlement offer from UBS to restore liquidity to its clients who hold ARS.  The settlement offer grants the Company certain ARS rights.  These ARS rights provide the Company the ability to redeem its ARS at par during a two-year time period beginning June 30, 2010.  During this time, the Company may choose to continue to hold some or all of its ARS and earn interest or sell some or all of them to UBS at par plus accrued interest.  The ARS rights are not transferable, tradable, or marginable and will not be listed or quoted on any securities exchange or any electronic communications network.   As the Company has the ability and intent to redeem its ARS at June 30, 2010, it reclassified the ARS to short-term investments during the second quarter of fiscal 2010.

Upon acceptance of the settlement offer, the Company classified the ARS as trading securities and elected to record the ARS rights at fair value on a recurring basis utilizing significant unobservable inputs in accordance with ASC 820-10, “Fair Value Measurements and Disclosures.”   The fair value of the ARS rights was estimated utilizing the Black-Scholes option pricing model and the forward contract method.  As of May 29, 2010, the fair value of the ARS rights was determined to be approximately $1.6 million.  The ARS rights are recorded as a current asset on the consolidated financial statements.

Effective June 30, 2010, the Company exercised its ARS rights under the settlement agreement with UBS and redeemed all of its outstanding ARS at par, which totaled approximately $7.1 million, on July 1, 2010.

Merchandise Sourcing

The Company directly imported approximately 5% of its total merchandise purchases in the three month periods ended May 29, 2010 and May 30, 2009.  Substantially all of its remaining merchandise purchases were made from U.S. based companies which import the goods from overseas.  This reliance on sourcing from foreign countries may cause the Company to be exposed to certain risks as indicated below and as discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 27, 2010.

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

The Company does not have long-term purchase commitments or arrangements with any of its suppliers or agents.  During the quarter ended May 29, 2010, one of the Company’s vendors supplied approximately 30% of the Company’s merchandise purchases and a second vendor supplied approximately 18% of the Company’s merchandise purchases.  The Company purchased 25% and 14% of its merchandise from these vendors during the quarter ended May 30, 2009.

Although the Company has strong relationships with these vendors, there can be no assurance that these relationships can be maintained in the future or that the vendors will continue to supply merchandise to the Company.  If there should be any significant disruption in the supply of merchandise from these vendors, management believes that it will be able to shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on the Company’s financial position or results of operations.

Quarterly Results and Seasonality

The Company’s quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, timing of promotional events and new store openings, adverse weather conditions, shifts in the timing of certain holidays and customer response to the Company’s seasonal merchandise mix.

Inflation

Management does not believe that inflation had a material effect on the Company’s results of operations for the first quarter of fiscal 2011 or fiscal 2010.

Forward-Looking Statements

The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance.  These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010, which could cause actual results to differ materially from historical results or those anticipated.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made.  In addition, the Company wishes to advise readers that the factors listed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010, as well as other factors, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed about such future performance or results.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company’s financial instruments and in its financial position represents the potential loss arising from adverse changes in interest rates.  The Company’s results of operations could be negatively impacted by decreases in interest rates on its investments.

The Company is potentially exposed to market risk from changes in interest rates relating to its Credit Facility with Wells Fargo Bank.  Loans under the Credit Facility bear interest at Wells Fargo’s prime rate, 3.25% as of May 29, 2010, less 0.25%, or the one, three, or six month LIBOR rate, based on the length of time the advance is outstanding.  However, the Company had no revolving credit loan borrowings under the Credit Facility during the first three months of fiscal 2011 or fiscal 2010.  Given its existing liquidity position, the Company does not expect to utilize the Credit Facility in the reasonably foreseeable future other than to use letters of credit to support the import of merchandise.

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

(b)       Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended May 29, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.

RISK FACTORS

There have been no material changes to the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 27, 2010.

ITEM 2.

UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON

SENIOR SECURITIES

None.

ITEM 4.

(REMOVED AND RESERVED)

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

CHRISTOPHER & BANKS CORPORATION

Dated: July 8, 2010	By	/s/ LORNA E. NAGLER

Lorna E. Nagler
President and Chief Executive Officer
(Principal Executive Officer)

Dated: July 8, 2010	By	/s/ RODNEY CARTER

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