Form 10-Q
period 2010-08-28
CHRISTOPHER & BANKS CORP
filed 2010-10-07
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2010

or

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

As of September 25, 2010, 35,844,154 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands)

(Unaudited)

	August 28,	February 27,	August 29,
	2010	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$37,760	$37,073	$83,384
Short-term investments	58,231	62,251	16,400
Accounts receivable	5,136	4,245	3,728
Merchandise inventories	40,109	38,496	38,285
Prepaid expenses	3,213	1,642	2,768
Income taxes receivable	1,195	394	7,750
Current deferred tax asset	4,376	3,509	3,779
Other current assets	—	2,000	2,650
Total current assets	150,020	149,610	158,744

Property, equipment and improvements, net	88,466	96,109	109,751
Long-term investments	13,408	13,622	—
Deferred tax asset	8,600	7,631	6,597
Other assets	317	325	326
Total assets	$260,811	$267,297	$275,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,841	$13,654	$16,121
Accrued salaries, wages and related expenses	7,890	8,472	8,860
Other accrued liabilities	17,129	19,164	18,290
Other current liabilities	—	—	487
Total current liabilities	36,860	41,290	43,758
Non-current liabilities:
Deferred lease incentives	17,245	19,578	21,443
Other	11,881	12,699	13,838
Total non-current liabilities	29,126	32,277	35,281

Commitments	—	—	—
Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 45,635, 45,735 and 45,788 shares issued and 35,844, 35,944 and 35,997 shares outstanding at August 28, 2010, February 27, 2010 and August 29, 2009, respectively	456	457	458
Additional paid-in capital	115,109	113,584	112,606
Retained earnings	191,890	192,361	196,027
Common stock held in treasury, 9,791 shares at cost at August 28, 2010, February 27, 2010 and August 29, 2009, respectively	(112,712)	(112,711)	(112,712)
Accumulated other comprehensive income	82	39	—
Total stockholders’ equity	194,825	193,730	196,379
Total liabilities and stockholders’ equity	$260,811	$267,297	$275,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENT

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	August 28,	August 29,
	2010	2009

Net sales	$101,340	$101,182

Costs and expenses:
Merchandise, buying and occupancy	65,536	66,152
Selling, general and administrative	33,795	32,220
Depreciation and amortization	6,434	6,286
Total costs and expenses	105,765	104,658

Operating loss	(4,425)	(3,476)

Other income	127	228

Loss before income taxes	(4,298)	(3,248)

Income tax benefit	(1,760)	(1,116)

Net loss	$(2,538)	$(2,132)

Basic earnings (loss) per share:
Net loss	$(0.07)	$(0.06)

Basic shares outstanding	35,354	35,176

Diluted earnings (loss) per share:
Net loss	$(0.07)	$(0.06)

Diluted shares outstanding	35,501	35,176

Dividends per share	$0.06	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENT

(In thousands, except per share data)

(Unaudited)

	Six Months Ended
	August 28,	August 29,
	2010	2009

Net sales	$227,574	$221,549

Costs and expenses:
Merchandise, buying and occupancy	138,393	141,609
Selling, general and administrative	69,994	68,364
Depreciation and amortization	12,964	12,597
Total costs and expenses	221,351	222,570

Operating income (loss)	6,223	(1,021)

Other income	243	343

Income (loss) before income taxes	6,466	(678)

Income tax provision (benefit)	2,664	(232)

Net income (loss)	$3,802	$(446)

Basic earnings (loss) per share:
Net income (loss)	$0.11	$(0.01)

Basic shares outstanding	35,329	35,134

Diluted earnings (loss) per share:
Net income (loss)	$0.11	$(0.01)

Diluted shares outstanding	35,525	35,134

Dividends per share	$0.12	$0.12

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	August 28,	August 29,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$3,802	$(446)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,964	12,597
Amortization of premium on investments	243	—
Excess tax benefit on stock-based compensation	(224)	—
Deferred income taxes	(1,864)	(2,246)
Stock-based compensation expense	1,646	848
Loss on disposal of furniture, fixtures and equipment	18	130
Gain on investments, net	(56)	(150)
Changes in operating assets and liabilities:
Sales of trading securities	14,850	200
(Increase) decrease in accounts receivable	(891)	193
(Increase) decrease in merchandise inventories	(1,613)	543
Increase in prepaid expenses and other current assets	(1,571)	(972)
(Increase) decrease in income taxes receivable	(576)	10,997
Decrease in other assets	35	133
Decrease in accounts payable	(1,664)	(2,405)
Decrease in accrued liabilities	(3,048)	(4,541)
Decrease in deferred lease incentives	(2,333)	(2,063)
Decrease in other liabilities	(818)	(590)
Net cash provided by operating activities	18,900	12,228

Cash flows from investing activities:
Purchases of property, equipment and improvements	(5,488)	(3,411)
Purchases of investments	(37,696)	—
Sales of investments	28,936	—
Net cash used in investing activities	(14,248)	(3,411)

Cash flows from financing activities:
Exercise of stock options	84	—
Excess tax benefit on stock-based compensation	224	—
Dividends paid	(4,273)	(4,247)
Net cash used in financing activities	(3,965)	(4,247)

Net increase in cash and cash equivalents	687	4,570

Cash and cash equivalents at beginning of period	37,073	78,814

Cash and cash equivalents at end of period	$37,760	$83,384

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

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments, consisting of only normal adjustments, except as otherwise stated in these notes, necessary to present fairly the Company’s financial position as of August 28, 2010, February 27, 2010 and August 29, 2009, and its results of operations and cash flows for the three and six month periods ended August 28, 2010 and August 29, 2009.

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

In January 2010, the FASB issued ASU 2010-06, “New Guidance and Clarifications for Improving Disclosures about Fair Value Measurements.”  This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy.  Separate disclosures are required for transfers in and out of Level 1 and 2 fair value measurements, and the reasons for the transfers must be disclosed.  In the reconciliation for Level 3 fair value measurements, separate disclosures are required for purchases, sales, issuances, and settlements on a gross basis.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010.  The Company adopted the disclosure requirements effective February 28, 2010.  See Note 10, Fair Value Measurements, for the additional disclosures required under the guidance. The Company intends to adopt the remaining Level 3 disclosure requirements effective February 27, 2011.   The Company is in the process of evaluating the additional disclosure requirements and does not expect that the additional requirements will have a significant impact on its consolidated financial statements.

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

NOTE 2 — INVESTMENTS

Investments consisted of the following (in thousands):

	August 28, 2010
	Amortized	Unrealized	Unrealized	Estimated
Description	Cost	Gains	Losses	Fair Value

Short-term investments:
Available-for-sale securities:
Variable rate demand obligations	$28,320	$—	$—	$28,320
Municipal commercial paper	1,000	—	—	1,000
Municipal bonds	23,087	13	4	23,096
U.S. Agency securities	5,800	19	4	5,815

Trading securities:
Auction Rate Securities	—	—	—	—

Total short-term investments	58,207	32	8	58,231

Long-term investments:
Available-for-sale securities:
Municipal bonds	13,295	119	6	13,408
U.S. Agency securities	—	—	—	—

Total long-term investments	13,295	119	6	13,408

Total investments	$71,502	$151	$14	$71,639

	February 27, 2010
	Amortized	Unrealized	Unrealized	Estimated
Description	Cost	Gains	Losses	Fair Value

Short-term investments:
Available-for-sale securities:
Variable rate demand obligations	$24,900	$—	$—	$24,900
Municipal commercial paper	1,000	—	—	1,000
Municipal bonds	22,999	28	11	23,016
U.S. Agency securities	536	1	2	535

Trading securities:
Auction Rate Securities	12,800	—	—	12,800

Total short-term investments	62,235	29	13	62,251

Long-term investments:
Available-for-sale securities:
Municipal bonds	6,572	37	2	6,607
U.S. Agency securities	7,002	13	—	7,015

Total long-term investments	13,574	50	2	13,622

Total investments	$75,809	$79	$15	$75,873

	August 29, 2009
	Amortized	Unrealized	Unrealized	Estimated
Description	Cost	Gains	Losses	Fair Value

Trading securities:
Auction Rate Securities	$16,400	$—	$—	$16,400

Total short-term investments	16,400	—	—	16,400

Total investments	$16,400	$—	$—	$16,400

In an effort to improve yield without increasing the risk of a loss in principal, the Company diversified its investment portfolio in fiscal 2010 to include holdings of select, highly-rated, short-duration variable rate demand obligations, municipal bonds, municipal commercial paper and U.S. Agency securities.

The Company accounts for its investments in accordance with ASC 320-10, “Investments — Debt and Equity Securities” and, accordingly, its investment securities have been characterized as either available-for-sale or trading. As of August 28, 2010, the Company’s available-for-sale investment securities were comprised of variable rate demand obligations, municipal bonds, municipal commercial paper and U.S. Agency securities.  These securities were classified as available-for-sale as the Company did not enter into these investments for speculative purposes or intend to actively buy and sell the securities in order to generate profits on differences in price.  The Company’s primary investment objective is preservation of principal.  During the first six months of fiscal 2011, purchases of available-for-sale securities totaled approximately $37.7 million, while proceeds from the sale of available-for-sale securities were $28.9 million.  Gross realized gains and losses on the sale of available-for-sale securities during the six months ended August 28, 2010 were not material.

The Company’s available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise which may indicate impairment.  When the fair value of the securities declines below the amortized cost basis, impairment is indicated and it must be determined whether it is other-than-temporary.  Impairment is considered to be other-than-temporary if the Company (i) intends to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) does not expect to recover the securities’ amortized cost basis.  If the decline in fair value is considered other-than-temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings.  Subsequent increases or decreases in fair value are reported in equity as other comprehensive income (loss).  As of August 28, 2010, there were no other-than-temporary impairments of the Company’s available-for-sale securities.

In November 2008, the Company entered into a settlement agreement with UBS Financial Services, Inc., a subsidiary of USB AG (“UBS”) related to the Company’s investment in Auction Rate Securities (“ARS”) purchased through UBS.  Under the terms of the settlement agreement, the Company received rights that enabled it to sell its ARS to UBS at par value at any time during the two year period beginning June 30, 2010.  On June 30, 2010, the Company exercised its ARS rights and sold its remaining $7.1 million investment in ARS to UBS at par value. As of August 28, 2010, the Company had no investments in ARS.  The Company had approximately $12.8 million and $16.4 million of trading securities as of February 27, 2010 and August 29, 2009, respectively, which consisted solely of $14.8 million and $19.3 million of ARS at cost, less fair value adjustments of approximately $2.0 million and $2.9 million, respectively.  The fair value of the ARS was determined utilizing a discounted cash flow method based on market rates and an estimated period of time the ARS were expected to be held.

Expected maturities of the Company’s investments are as follows (in thousands):

August 28,
2010
Due in one year or less	$58,231
Due after one year through three years	12,882
Due after three years	526

Total investment securities	$71,639

The Company has $28.3 million of Variable Rate Demand Obligations (“VRDOs”) as of August 28, 2010.  These investments maintain a constant par value, have variable rates of return tied to short-term interest rates which reset weekly, and may be tendered for sale upon notice to the trustee.  Although the Company’s VRDOs are issued and rated as long-term securities, with maturities ranging from 2013 through 2041, they are priced and traded as short-term investments as each VRDO contains a put feature, which is supported by highly rated financial institutions.  The Company classified its VRDOs as short-term investments maturing in one year or less as it expects to realize the proceeds from its VRDOs within that time period.  Actual maturities may differ from expected maturities because the issuers of the securities may have the right to prepay the obligations without prepayment penalties.

NOTE 3 — MERCHANDISE INVENTORIES AND SOURCES OF SUPPLY

Merchandise inventories consisted of the following (in thousands):

	August 28,	February 27,	August 29,
Description	2010	2010	2009

Merchandise - in store/e-Commerce	$37,180	$36,522	$34,444
Merchandise - in transit	2,929	1,974	3,841

	$40,109	$38,496	$38,285

The Company does not have long-term purchase commitments or arrangements with any of its suppliers or agents.  During the three and six month periods ended August 28, 2010 and August 29, 2009, two of the Company’s vendors each supplied the Company with greater than 10% of its merchandise inventory purchases.  For the second quarter of fiscal 2011, these two vendors supplied approximately 28% and 17% of the Company’s merchandise purchases, compared to 26% and 17% in the second quarter of fiscal 2010.  For the six month period ended August 28, 2010, these vendors supplied approximately 29% and 18% of the Company’s merchandise purchases, compared to 26% and 15% during the first six months of fiscal 2010.

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

NOTE 4 — PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following (in thousands):

	Estimated	August 28,	February 27,	August 29,
Description	Useful Life	2010	2010	2009
Land	—	$1,597	$1,597	$1,597
Corporate office, distribution center and related building improvements	25 years	12,053	12,027	12,012
Store leasehold improvements	Term of related lease, typically 10 years	91,570	93,894	94,262
Store furniture and fixtures	Three to 10 years	110,664	112,815	112,705
Point of sale hardware and software	Five years	14,881	15,056	14,959
Computer hardware and software	Three to five years	24,736	24,176	21,160
Corporate office and distribution center furniture, fixtures and equipment	Seven years	5,366	5,315	3,605
Construction in progress	—	4,193	73	3,461
		265,060	264,953	263,761
Less accumulated depreciation and amortization		176,594	168,844	154,010

Net property, equipment and improvements		$88,466	$96,109	$109,751

The Company reviews long-lived assets with definite lives for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  The Company recorded no impairments of long-lived assets in the six month period ended August 28, 2010.  The general economic uncertainty affecting the retail industry makes it reasonably possible, however, that long-lived asset impairments may be identified and recorded in future periods.

NOTE 5 — ACCRUED LIABILITIES

Other accrued liabilities consisted of the following (in thousands):

	August 28,	February 27,	August 29,
Description	2010	2010	2009
Gift card and store credit liabilities	$7,118	$10,884	$7,753
Accrued merchandise inventory receipts not yet invoiced	2,048	1,539	3,749
Accrued Friendship Rewards loyalty liability	1,745	—	—
Accrued income, sales and other taxes payable	2,428	2,081	2,287
Accrued workers compensation liability	285	600	774
Accrued occupancy-related expenses	738	665	734
Other	2,767	3,395	2,993
	$17,129	$19,164	$18,290

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

Loans under the Credit Facility bear interest at the prime rate minus 0.25%.  As of August 28, 2010, the prime rate was 3.25%.  The Credit Facility also provides the Company with the ability to borrow under the Credit Facility at an interest rate tied to the London Interbank Market Offered Rate (“LIBOR”).  Advances under the LIBOR option would be tied to the one, three or six month LIBOR rate based on the length of time the corresponding advance is outstanding.

Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion as defined in the agreement, a collateral monitoring fee and a guarantee service charge.  Borrowings under the Credit Facility are collateralized by the Company’s equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Credit Facility during the first six months of fiscal 2011 or fiscal 2010.  Historically, the Credit Facility has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at August 28, 2010 was $28.1 million and the Company had open on-demand letters of credit in the amount of $1.3 million.  Accordingly, the availability of revolving credit loans under the Credit Facility was $26.8 million at August 28, 2010.

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of August 28, 2010, the most recent measurement date, the Company was in compliance with all financial covenants under the Credit Facility.

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

Total pre-tax compensation expense related to stock-based awards for the three months ended August 28, 2010 and August 29, 2009 was approximately $1.0 million and $374,000, respectively.  For the six months ended August 28, 2010 and August 29, 2009, pre-tax stock-based compensation expense totaled approximately $1.6 million and $848,000, respectively.

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

The weighted average assumptions relating to the valuation of the Company’s stock option grants for the three and six month periods ended August 28, 2010 and August 29, 2009 were as follows:

	Three Months Ended		Six Months Ended
	August 28,	August 29,	August 28,	August 29,
	2010	2009	2010	2009
Expected dividend yield	2.73%	4.40%	3.02%	5.00%
Expected volatility	70.7%	71.5%	70.2%	68.7%
Risk-free interest rate	1.78%	2.30%	2.36%	2.10%
Expected term in years	5.0	4.2	4.9	4.6

Stock-Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the six months ended August 28, 2010.

					Weighted
		Weighted	Aggregate		Average
	Number	Average	Intrinsic	Weighted	Remaining
	of	Exercise	Value	Average	Contractual
	Shares	Price	(in thousands)	Fair Value	Life
Outstanding, beginning of period	1,592,670	$11.56	$922	$4.24
Vested	744,628	16.62	5	5.84
Unvested	848,042	7.11	916	2.83
Granted	332,900	10.06	—	4.83
Exercised	(18,500)	4.68	110	1.78
Canceled - vested (expired)	(3,318)	10.86	—	3.96
Canceled - unvested (forfeited)	(138,633)	7.21	120	3.19
Outstanding, end of period	1,765,119	11.69	566	4.46	7.05
Vested	967,538	14.81	115	5.28	5.52
Unvested	797,581	7.91	451	3.45	8.92
Exercisable, end of period	967,538	14.81	115	5.28	5.52

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on August 28, 2010.

The following table presents a summary of the Company’s restricted stock activity for the six months ended August 28, 2010:

	Number	Weighted
	of	Average
	Shares	Fair Value

Unvested, beginning of period	702,450	$5.34
Granted	326,921	9.36
Vested	(209,052)	6.36
Canceled - unvested (forfeited)	(377,633)	4.97
Unvested, end of period	442,686	8.13

The total fair value of shares of restricted stock that vested during the six months ended August 28, 2010 and August 29, 2009 was approximately $1.3 million and $0.5 million, respectively.

As of August 28, 2010, there was approximately $3.4 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of approximately 2.4 years.

NOTE 8 — INCOME TAXES

As of August 28, 2010, the Company’s liability for unrecognized tax benefits associated with uncertain tax positions was approximately $2.7 million and the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.7 million. The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. At August 28, 2010, the Company had accrued approximately $0.9 million for the potential payment of interest and penalties.

The Company and its subsidiaries are subject to U.S. federal income tax and the income tax of various state and local jurisdictions.  The Internal Revenue Service has completed its audit for tax years through fiscal 2006.  The Company had submitted a report to the Internal Revenue Service for review by the Joint Committee on Taxation regarding the Company’s refund claim for the carryback of its fiscal 2009 loss. This reporting process is standard for all claims greater than $2.0 million.  The Company has received the refund and was notified in May the Joint Committee has taken no exception and has begun the process to close the case.  With few exceptions, the Company is not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2006.  At August 28, 2010, the Company has ongoing audits in various jurisdictions.  The Company does not believe that settlement of these examinations will have a significant impact on its liability for unrecognized tax benefits.

As of August 28, 2010, the Company has net deferred tax assets of approximately $13.0 million.  Deferred income tax assets represent potential future income tax benefits.  Realization of these assets is ultimately dependent upon future taxable income.  No valuation allowance has been provided for deferred tax assets because management believes realization of the full amount of net deferred tax assets is more likely than not.  While the Company has a history of profits, the Company recorded a net loss in fiscal 2009 and near break-even results in fiscal 2010.  Therefore, achievement of profitability in the future is a significant factor in determining the Company’s continuing ability to carry these deferred tax assets.  The Company’s accounting for deferred taxes represents its best estimate of future events.  If future results from the Company’s operations are less than projected, a valuation allowance may be required to reduce deferred tax assets, which, depending on the magnitude of the allowance, could have a material impact on the Company’s results of operations in the period in which it is recorded.  Significant negative events, including losses in future periods, would make it reasonably possible that valuation allowances against deferred tax assets would be required in future periods.

As of August 28, 2010, the Company has state net operating loss carryforwards which will result in state tax benefits of approximately $0.3 million.  These state net loss carryforwards will expire in fiscal 2014 and beyond.  Additionally, the Company has charitable contribution carryforwards that will expire in fiscal 2014.

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

	Three Months Ended
	August 28,	August 29,
	2010	2009
Numerator (in thousands):
Net income (loss) attributable to Christopher & Banks Corporation	$(2,538)	$(2,132)
Income (loss) allocated to participating securities	(21)	23
Net income (loss) available to common shareholders	$(2,559)	$(2,109)

Denominator (in thousands):
Weighted average common shares outstanding - basic	35,354	35,176
Dilutive shares	—	—
Weighted average common and common equivalent shares outstanding - diluted	35,354	35,176

Net income (loss) per common share:
Basic	$(0.07)	$(0.06)
Diluted	$(0.07)	$(0.06)

	Six Months Ended
	August 28,	August 29,
	2010	2009
Numerator (in thousands):
Net income (loss) attributable to Christopher & Banks Corporation	$3,802	$(446)
Income (loss) allocated to participating securities	(38)	3
Net income (loss) available to common shareholders	$3,764	$(443)

Denominator (in thousands):
Weighted average common shares outstanding - basic	35,329	35,134
Dilutive shares	196	—
Weighted average common and common equivalent shares outstanding - diluted	35,525	35,134

Net income (loss) per common share:
Basic	$0.11	$(0.01)
Diluted	$0.11	$(0.01)

Stock options of approximately 1.6 million and 1.5 million were excluded from the shares used in the computation of diluted earnings per share for the three and six month periods ended August 28, 2010, respectively, as they were anti-dilutive.  Total stock options of approximately 1.5 million and 1.9 million were excluded from the shares used in the computation of diluted EPS for the three and six month periods ended August 29, 2009, respectively, as they were anti-dilutive.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For the six month periods ended August 28, 2010 and August 29, 2009, fair value under ASC 820-10 applied to the Company’s available-for-sale securities, ARS and ARS rights.  These financial assets are carried at fair value following the requirements of ASC 820-10.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands).

Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	August 28, 2010	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$71,639	$—	$71,639	$—
Trading securities	—	—	—	—
ARS rights	—	—	—	—

Liabilities:	$—	$—	$—	$—

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	August 29, 2009	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$—	$—	$—	$—
Trading securities	16,400	—	—	16,400
ARS rights	2,650	—	—	2,650

Liabilities:	$—	$—	$—	$—

Following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value:

Available-for-sale securities:  As of August 28, 2010, the Company’s available-for-sale securities were valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets in which there were fewer transactions.

Trading securities:  The Company’s trading securities consist solely of ARS as of August 29, 2009.  See Note 2, Investments, for further disclosure regarding the Company’s ARS.

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

	Six Months Ended		Six Months Ended
	August 28, 2010		August 29, 2009
	ARS	ARS Rights	ARS	ARS Rights

Beginning balance	$12,800	$2,000	$16,400	$2,700

Total gains (losses):
Included in earnings	2,050	(2,000)	200	(50)
Purchases (sales), issuances and settlements	(14,850)	—	(200)	—

Ending balance	$—	$—	$16,400	$2,650

Assets and Liabilities that are Measured at Fair Value on a Non-recurring Basis:

The Company measures certain assets and liabilities at fair value on a non-recurring basis.  Specifically, the Company’s nonfinancial long-lived asset groups are measured at fair value for impairment assessments.  There were no impairment charges related to assets measured at fair value on a non-recurring basis recorded during the three and six months ended August 28, 2010 and August 29, 2009.

NOTE 11 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 28,	August 29,	August 28,	August 29,
	2010	2009	2010	2009

Net income (loss)	$(2,538)	$(2,132)	$3,802	$(446)
Fair value adjustment on investments	58	—	43	—

Total comprehensive income (loss)	$(2,480)	$(2,132)	$3,845	$(446)

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

Segment Reporting (in thousands):

	christopher & banks/	Corporate/
	cj banks	Administrative	Consolidated
Three Months Ended August 28, 2010
Net sales	$101,340	$—	$101,340
Operating income (loss)	$7,688	$(12,113)	$(4,425)
Total assets	$149,673	$111,138	$260,811

Three Months Ended August 29, 2009:
Net sales	$101,182	$—	$101,182
Operating income (loss)	$7,063	$(10,539)	$(3,476)
Total assets	$151,519	$123,899	$275,418

Segment Reporting (in thousands):

	christopher & banks/	Corporate/
	cj banks	Administrative	Consolidated
Six Months Ended August 28, 2010:
Net sales	$227,574	$—	$227,574
Operating income (loss)	$32,490	$(26,267)	$6,223
Total assets	$149,673	$111,138	$260,811

Six Months Ended August 29, 2009:
Net sales	$221,549	$—	$221,549
Operating income (loss)	$23,073	$(24,094)	$(1,021)
Total assets	$151,519	$123,899	$275,418

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

As of August 28, 2010, the Company operated 789 stores in 46 states, including 530 Christopher & Banks stores, 257 C.J. Banks stores and two dual stores.  The Company’s Christopher & Banks brand offers distinctive fashions featuring exclusively designed, coordinated assortments of women’s apparel in sizes four to 16. The Company’s C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W.   The Company’s dual stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the petite, misses and plus size customer in one store. The Company also operates e-Commerce web sites for its two brands at www.christopherandbanks.com and www.cjbanks.com which, in addition to offering the apparel found in the Company’s stores, also offer exclusive sizes and styles available only online.

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

Fiscal 2011 Second Quarter Summary

In the second quarter of fiscal 2011, the Company reported a 1% increase in same-store sales.  Customer traffic continued to be challenging, resulting in a decrease in average transactions per store compared to the prior year.  This decrease was partially offset by improved conversion rates (the percentage of customers who enter the Company’s stores and make a purchase, as compared to the total number of customers entering the Company’s stores).  In addition, the decreased transactions were more than offset by an increase in the average dollar sale during the quarter, as compared to last year’s second quarter, which was driven by increased units purchased per transaction, partially offset by a decrease in the average retail price per unit sold.

Merchandise margins decreased during the quarter due to increased promotional activity required to clear through early deliveries of fall merchandise.  Customers did not respond favorably to the merchandise assortment introduced in August that contained darker colors and heavier fabrications than the assortments delivered in June and July.  However, customers did respond favorably to selections of sweaters and bottoms where new silhouettes, fabrics and color choices were offered.  In addition, the Company’s collection of petite-size merchandise and its expanded jewelry assortment were positively received.

The Company opened one new C.J. Banks store and one new dual store in the first half of fiscal 2011.  It closed 10 Christopher & Banks and nine C.J. Banks stores during the first six months of the year.  The Company currently plans to open two new outlet stores and one new dual store in the second half of the year for a total of five new store openings in fiscal 2011.  This is down from the Company’s initial plans to open approximately 10 new stores in fiscal 2011 as several new store openings originally planned for the fourth quarter have shifted to the first quarter of fiscal 2012.

Fiscal 2011 Outlook and Key Business Initiatives

In addition to approaching the Company’s operations with continued financial discipline and rigor, the Company is placing additional emphasis on the following key initiatives in fiscal 2011.

Increasing store productivity

The Company introduced edited assortments, or “capsules,” of its C.J. Banks plus size merchandise in a select test group of 30 Christopher & Banks stores (“capsule stores”) in the third quarter of fiscal 2010.  The C.J. Banks assortments were added to the capsule stores without a reduction in the Christopher & Banks merchandise assortments at these stores.  Based on the improved productivity and same store sales performance at the initial 30 capsule stores,  the Company expanded the number of capsule stores to 61 as of the end of the second quarter and plans to operate approximately 80 total capsule stores for the upcoming holiday season.

The Company opened its first dual-concept store during fiscal 2010 and one additional dual store during the first quarter of fiscal 2011.  These stores offer merchandise from both of the Company’s Christopher & Banks and C.J. Banks brands, and all three size ranges, misses, petite and plus, within each store, resulting in a greater opportunity to service the Company’s customers while increasing productivity and enhancing operating efficiencies.  The Company will continue to test the performance of its dual store concept and plans to open one additional dual store in the fourth quarter of fiscal 2011.

In September, the Company opened its first two outlet stores, which contain missy, petite and plus size merchandise.  While the Company has not yet finalized its outlet strategy, it believes the outlet business provides an additional opportunity to drive profitability.  Longer-term plans for the Company’s outlet stores include offering a product assortment made specifically for these stores, including best selling styles from the prior year’s collection and edited versions of the Company’s current styles, along with providing opportunities to sell clearance product from the Company’s Christopher & Banks, C.J. Banks and dual stores.

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

Brand differentiation and messaging

The Company is placing a greater emphasis on marketing in fiscal 2011.  In March 2010, the Company launched its Friendship Rewards loyalty program.  Friendship Rewards is a point-based program where members earn points based on purchases.  After reaching a certain level of accumulated points, members are rewarded with a certificate which may be used for purchases at the Company’s stores or online web sites.  The reward certificates expire approximately six weeks after issuance.  Program members will also be kept up-to-date on new product deliveries, special events and promotions to draw them into the Company’s stores and visit its websites.  The Company is also enhancing its Customer Relationship Management (“CRM”) customer segmentation capabilities, including further refining its direct mail strategy to more precisely design and target customer mailings.

In early September 2010, the Company issued its first mini-catalog, or ‘magalog’.  The magalog, which showcased the Company’s fall merchandise assortment and provided information regarding versatile outfitting capabilities and other product information, was sent to members of the Company’s Friendship Rewards loyalty program as well as to new customer prospects.  The Company plans to issue a holiday magalog in mid-November.

Merchandising

In fiscal 2011, the Company plans to continue to identify, test and, if successful, introduce new product categories in an effort to increase spending by existing customers and to attract new customers to its brands.  Based on product tests conducted in fiscal 2010, the Company rolled out a new assortment of jewelry to all of its stores during the first quarter of fiscal 2011 and plans to increase the size of its jewelry assortment throughout the year.  In addition to the jewelry rollout, the Company plans to execute several tests of other new product categories in fiscal 2011, including offering outerwear and sleepwear in select stores and extended sizes of other merchandise on its e-Commerce websites.

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

Infrastructure efficiency

The Company is in the final stages of building a scalable, cost-effective and fully-integrated information technology infrastructure. While there will be normal, ongoing enhancements and investments, such as the completion of the Company’s rollout of upgraded point-of-sale hardware and software to all stores in June and implementation of a new product lifecycle management system in August, it does not anticipate any additional significant information technology infrastructure-related capital investments in the near term.

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

Cash flow and liquidity

Management evaluates cash flow from operating, investing and financing activities in determining the sufficiency of the Company’s cash position.  Cash flow from operations has historically been sufficient to cover the Company’s uses of cash.  The Company anticipates its cash, cash equivalents and short-term investments, combined with cash flows generated from operations, will be sufficient to meet its capital expenditure, working capital and other requirements for liquidity for the remainder of fiscal 2011.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in Note 1 of the notes to consolidated financial statements contained within the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010.  There have been no material changes in the Company’s critical accounting policies or estimates in the six months ended August 28, 2010, except for the addition of a customer loyalty program as discussed below. Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

The Company reviews long-lived assets with definite lives at least annually, or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  While the Company recorded no impairments of long-lived assets in the three month period ended August 28, 2010, the current challenging economic environment, combined with continued instability in the housing and labor markets, and general economic uncertainty affecting the retail industry, make it reasonably possible that long-lived asset impairments could be identified and recorded in future periods.

As of August 28, 2010, the Company had net deferred tax assets of $13.0 million.  Deferred income tax assets represent potential future income tax benefits.  Realization of these assets is ultimately dependent upon future taxable income.  No valuation allowance has been provided for deferred tax assets because management believes realization of the full amount of net deferred tax assets is more likely than not.  While the Company has a history of profits, the Company recorded a net loss in fiscal 2009 and near break even results in fiscal 2010.  Therefore, achievement of profitability in the future is a significant factor in determining the Company’s continuing ability to carry these deferred tax assets.  The Company’s accounting for deferred taxes represents its best estimate of future events.  If future results from the Company’s operations are less than projected, a valuation allowance may be required to reduce deferred tax assets, which could have a material impact on the Company’s results of operations in the period in which it is recorded.  Significant negative events, including losses in future periods, would make it reasonably possible that valuation allowances against deferred tax assets may be required in future periods.

Results of Operations

The following table sets forth consolidated income statement data expressed as a percentage of net sales for the periods indicated.

	Three Months Ended		Six Months Ended
	August 28,	August 29,	August 28,	August 29,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Merchandise, buying and occupancy costs	64.7	65.4	60.8	63.9
Selling, general and administrative expenses	33.3	31.8	30.7	30.9
Depreciation and amortization	6.3	6.2	5.7	5.7
Operating income (loss)	(4.3)	(3.4)	2.8	(0.5)
Other income	0.1	0.2	0.1	0.2
Income tax provision (benefit)	(1.7)	(1.1)	1.2	(0.1)
Net income (loss)	(2.5)%	(2.1)%	1.7%	(0.2)%

Three Months Ended August 28, 2010 Compared to Three Months Ended August 29, 2009

Net Sales. Net sales for the three months ended August 28, 2010 were $101.3 million, an increase of approximately $0.1 million or 0.2%, from $101.2 million for the three months ended August 29, 2009.  The increase in net sales was primarily the result of a 1% increase in same store sales and increases in revenues at the Company’s Christopher & Banks and C.J. Banks e-Commerce web sites, partially offset by a decrease in the number of stores operated by the Company during the quarter and a reduction in sales related to accrued unearned revenue for points accumulated by customers and certificates issued in conjunction with the Company’s new Friendship Rewards loyalty program.

The 1% increase in same stores sales in the second quarter was the result of higher average transaction values which were derived from an increase in units sold per transaction, offset slightly by a lower average selling price per unit due to increased promotional activity required to drive sales and clear through early deliveries of fall merchandise.  In addition, increased conversion rates in the second quarter of fiscal 2011, as compared to the second quarter of fiscal 2010, also helped to offset the impact of continued declines in customer traffic.

The Company operated 789 stores at August 28, 2010, compared to 811 stores as of August 29, 2009.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $65.5 million, or 64.7% of net sales, during the second quarter of fiscal 2011, compared to $66.2 million, or 65.4% of net sales, during the same period in fiscal 2010, resulting in approximately 70 basis points of  positive leverage when compared to the prior year period.

The reduction in merchandise, buying and occupancy costs as a percentage of net sales in the second quarter of fiscal 2011, as compared to the second quarter of fiscal 2010, was a result of lower rent expense and positive leveraging of buying and occupancy costs associated with the 1% increase in same stores sales.  This was partially offset by a reduction in merchandise margins due to an increase in promotional markdowns needed to drive sales and clear through early deliveries of fall merchandise in the second quarter.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, exclusive of depreciation and amortization, for the three months ended August 28, 2010 were $33.8 million, or 33.3% of net sales, compared to $32.2 million, or 31.8% of net sales, for the three months ended August 29, 2009, resulting in approximately 150 basis points of negative leverage.  The increase in SG&A expenses in the second quarter of fiscal 2011, compared to the same period in fiscal 2010, primarily related to increased medical costs and stock-based compensation expense.  The Company also recorded a severance charge of approximately $0.5 million related to the separation of its former Chief Financial Officer in July 2010.  In addition, SG&A expense in the quarter ended August 29, 2009 included pre-tax non-recurring benefits of approximately $1.2 million related largely to legal and contract settlements.

Depreciation and Amortization.  Depreciation and amortization was $6.4 million, or 6.3% of net sales, in the second quarter of fiscal 2011, compared to $6.3 million, or 6.2% of net sales, in the second quarter of fiscal 2010.

Operating Loss.  Based on the foregoing, the Company recorded an operating loss of $4.4 million, or 4.3% of net sales, for the quarter ended August 28, 2010, compared to an operating loss of $3.5 million, or 3.4% of net sales, for the quarter ended August 29, 2009.

Interest Income.  For the three months ended August 28, 2010, interest income was $0.1 million, compared to $0.2 million for the three months ended August 29, 2009.

Income Taxes.  Income tax benefit in the second quarter of fiscal 2011 was $1.8 million, with an effective tax rate of 40.9%, compared to income tax benefit of $1.1 million, with an effective tax rate of 34.4%, in the second quarter of fiscal 2010.  The increase in the effective tax rate reflects the Company’s expectation for improved profitability in fiscal 2011, as compared to the near break even results reported in fiscal 2010, as well as the impact of permanent differences and state income taxes.

Net Loss.  As a result of the foregoing factors, the Company recorded a net loss of $2.5 million, or 2.5% of net sales and ($0.07) per share, for the three months ended August 28, 2010, compared to a net loss of $2.1 million, or 2.1% of net sales and ($0.06) per share, for the three months ended August 29, 2009.

Six Months Ended August 28, 2010 Compared to Six Months Ended August 29, 2009

Net Sales.   Net sales for the six months ended August 28, 2010 were $227.6 million, an increase of approximately $6.1 million or 2.7% from $221.5 million for the six months ended August 29, 2009.  The increase in net sales was primarily the result of a 3% increase in same store sales and increases in revenues at the Company’s Christopher & Banks and C.J. Banks e-Commerce web sites, partially offset by a decrease in the number of stores operated by the Company and a reduction in sales related to accrued unearned revenue for points accumulated by customers and certificates issued in conjunction with the Company’s new Friendship Rewards loyalty program.

The Company operated 789 stores at August 28, 2010, compared to 811 stores as of August 29, 2009

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $138.4 million, or 60.8% of net sales, during the six months ended August 28, 2010, compared to $141.6 million, or 63.9% of net sales, during the six months ended August 29, 2009.  The 310 basis point reduction in merchandise, buying and occupancy costs as a percent of sales in the first half of fiscal 2010, compared to the first half of fiscal 2011, was mainly a result of reduced rent expense and positive leverage of buying and occupancy costs associated with the 3% increase in same store sales.  In addition, merchandise margins were up slightly in the first six months of fiscal 2011 when compared to the same period in the prior year.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, exclusive of depreciation and amortization, for the six months ended August 28, 2010 were $70.0 million, or 30.7% of net sales, compared to $68.4 million, or 30.9% of net sales, for the six months ended August 29, 2009.  The increase in SG&A expenses in the first half of fiscal 2011, compared to the same period in fiscal 2010, primarily related to increases in stock-based compensation expense and severance costs.  The Company recorded a severance charge in the second quarter of approximately $0.5 million related to the separation of its former Chief Financial Officer in July 2010.  In addition, SG&A expense in the second quarter of fiscal 2010 included pre-tax non-recurring benefits of approximately $1.2 million related largely to legal and contract settlements.

Depreciation and Amortization.  Depreciation and amortization was $13.0 million, or 5.7% of net sales, in the first six months of fiscal 2011, compared to $12.6 million, or 5.7% of net sales, in the first six months of fiscal 2010.

Operating Income (loss).  Based on the foregoing, the Company recorded operating income of $6.2 million, or 2.8% of net sales, for the six months ended August 28, 2010, compared to an operating loss of $1.0 million, or 0.5% of net sales, for the six months ended August 29, 2009.

Interest Income.  For the six months ended August 28, 2010, interest income was $0.2 million, compared to $0.3 million for the six months ended August 29, 2009.

Income Taxes.  Income tax expense in the first half of fiscal 2011 was $2.7 million, with an effective tax rate of 41.2%, compared to an income tax benefit of $0.2 million, with an effective tax rate of 34.2%, in the first half of fiscal 2010.  The increase in the effective tax rate reflects the Company’s expectation for improved profitability in fiscal 2011, as compared to the near break even results reported in fiscal 2010, as well as the impact of permanent differences and state income taxes.

Net Income (Loss).  As a result of the foregoing factors, the Company recorded net income of $3.8 million, or 1.7% of net sales and $0.11 per diluted share, for the six months ended August 28, 2010, compared to a net loss of $0.4 million, or 0.2% of net sales and ($0.01) per share, for the six months ended August 29, 2009.

Liquidity and Capital Resources

The Company’s principal on-going cash requirements are to fund working capital needs such as purchasing merchandise inventory, to finance the construction of new stores and the remodeling of certain existing stores, and to make information technology-related and other capital expenditures.  Merchandise purchases vary on a seasonal basis, peaking in the fall.  As a result, the Company’s cash requirements historically reach their peak in October or November, during the Company’s third fiscal quarter.  Conversely, cash balances peak in the fourth fiscal quarter in January, after the holiday season is completed.  The Company’s balance of cash, cash equivalents and short and long-term investments was approximately $109 million at the end of the second quarter of fiscal 2011 down from approximately $113 million at the end of fiscal 2010 and up from approximately $100 million at the end of the second quarter of fiscal 2010.  Please see Note 2, Investments, for further information regarding the Company’s investment holdings.

Net cash provided by operating activities

Net cash provided by operating activities totaled $18.9 million in the first six months of fiscal 2011, an increase of approximately $6.7 million from $12.2 million in the first six months of fiscal 2010.

Approximately $14.9 million of the Company’s ARS were redeemed during the six months ended August 28, 2010.  Significant fluctuations in the Company’s working capital accounts included a $3.0 million decrease in accrued liabilities and a $2.3 million decrease in deferred lease incentives.  The decrease in accrued liabilities resulted from reductions in the company’s gift card and worker’s compensation claim liabilities.  The decrease in deferred lease incentives was due to ongoing amortization of tenant allowances and reductions for stores closed in the first half of fiscal 2011.

The remainder of the change in cash provided by operating activities was substantially the result of net income earned during the first six months of fiscal 2011, after adjusting for non-cash charges, including depreciation and amortization expense, deferred income taxes, stock-based compensation expense and various other changes in the Company’s other operating assets and liabilities.

Net cash used in investing activities

Net cash used in investing activities in the first six months of fiscal 2011 consisted of $5.5 million of capital expenditures as well as approximately $8.8 million of net purchases of available-for-sale securities.  The Company opened two new stores during the first half of the year and incurred capital expenditures related to two stores that opened in the third quarter of fiscal 2011.  In addition, the Company made information technology-related and other investments at its stores and corporate office facility during the six months ended August 28, 2010.

The Company expects to fund approximately $5 million to $6 million of additional capital expenditures in the last two quarters of fiscal 2011.  The Company plans to open approximately three additional stores during the second half of fiscal 2011 and to fund additional investments in its stores and information technology infrastructure.  In addition, the Company expects that a portion of these capital expenditures will relate to stores scheduled to open in the first quarter of fiscal 2012.

Net cash used in financing activities

In the first six months of fiscal 2011, approximately $4.3 million was used in financing activities for the payment of two quarterly cash dividends, which was partially offset by approximately $0.1 million of proceeds received from the exercise of stock options and $0.2 million of excess tax benefit on stock-based compensation.

The Company anticipates its cash, cash equivalents and investments, combined with cash flows generated from operations, will be sufficient to meet its capital expenditure, working capital and other requirements for liquidity for the remainder of fiscal 2011.

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

Loans under the Credit Facility bear interest at the prime rate minus 0.25%.  As of August 28, 2010, the prime rate was 3.25%.  The Credit Facility also provides the Company with the ability to borrow under the Credit Facility at an interest rate tied to the London Interbank Market Offered Rate (“LIBOR”).  Advances under the LIBOR option would be tied to the one, three or six month LIBOR rate based on the length of time the corresponding advance is outstanding.

Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion as defined in the agreement, a collateral monitoring fee and a guarantee service charge.  Borrowings under the Credit Facility are collateralized by the Company’s equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Credit Facility during the first six months of fiscal 2011 or fiscal 2010.  Historically, the Credit Facility has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at August 28, 2010 was $28.1 million and the Company had open on-demand letters of credit in the amount of $1.3 million.  Accordingly, the availability of revolving credit loans under the Credit Facility was $26.8 million at August 28, 2010.

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of August 28, 2010, the most recent measurement date, the Company was in compliance with all financial covenants under the Credit Facility.

Auction Rate Securities

In November 2008, the Company entered into a settlement agreement with UBS Financial Services, Inc., a subsidiary of USB AG (“UBS”) related to the Company’s investment in Auction Rate Securities (“ARS”) purchased through UBS.  Under the terms of the settlement agreement, the Company received rights that enabled it to sell its ARS to UBS at par value at any time during the two year period beginning June 30, 2010.  On June 30, 2010, the Company exercised its ARS rights and sold its remaining $7.1 million investment in ARS to UBS at par value on July 1, 2010.  As of August 28, 2010, the Company had no investments in ARS.

Merchandise Sourcing

The Company directly imported approximately 7% of its total merchandise purchases in the six month periods ended August 28, 2010 and August 29, 2009.  Substantially all of its remaining merchandise purchases were made from U.S. based companies which import the goods from overseas.  This reliance on sourcing from foreign countries may cause the Company to be exposed to certain risks as indicated below and as discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 27, 2010.

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

The Company does not have long-term purchase commitments or arrangements with any of its suppliers or agents.  During the three and six month periods ended August 28, 2010 and August 29, 2009, two of the Company’s vendors each supplied the Company with greater than 10% of its merchandise inventory purchases.  For the second quarter of fiscal 2011, these two vendors supplied approximately 28% and 17% of the Company’s merchandise purchases, compared to 26% and 17% for the second quarter of fiscal 2010.  For the six month period ended August 28, 2010, these vendors supplied approximately 29% and 18% of the Company’s merchandise purchases, compared to 26% and 15% of the Company’s merchandise purchases during the  six months ended August 29, 2009.

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

The Company has recently experienced an increase in product costs for some of its merchandise orders to be delivered in the second half of fiscal 2011 and the first quarter of fiscal 2012.  The increase in costs consist primarily of increases in the price of cotton, labor and transportation.  In response to these recent increases, the Company will continue to evaluate its merchandise sourcing initiatives in an effort to source product and make raw material commitments to mitigate these increases.  In addition, management is analyzing its retail prices and believes it has the flexibility to pass on some of the increased product costs to its customers.  The Company intends to maintain its commitment to providing quality merchandise to its customers while it works to reduce the impact of these potential cost increases.  Nonetheless, the Company’s gross margins could be negatively impacted if it is unable to mitigate these increases in product costs or to pass such product costs on to its customers.

Quarterly Results and Seasonality

The Company’s quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, timing of promotional events and new store openings, adverse weather conditions, shifts in the timing of certain holidays and customer response to the Company’s seasonal merchandise mix.

Inflation

Management does not believe that inflation had a material effect on the Company’s results of operations for the first six months of fiscal 2011 or fiscal 2010.

Forward-Looking Statements

The Company, through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance.  These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed below and in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010, which could cause actual results to differ materially from historical results or those anticipated.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made.  In addition, the Company wishes to advise readers that the factors listed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010, as well as other factors including those listed below, could affect the Company’s performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed about such future performance or results:

•                  Economic conditions may cause a decline in business and consumer spending which could adversely affect our financial performance.

•                  All of our stores are located within the United States, making us highly susceptible to deteriorations in U.S. macroeconomic conditions and consumer confidence.

•                  If we are unable to anticipate or react to changing consumer preferences in a timely manner, our sales, merchandise margins and operating income could decline.

•                  Our ability to manage inventory levels and ability to predict or respond to customer demand may impact our results.

•                  Our success depends on a consistent and sufficient level of traffic to our stores and the absence of or a further reduction in store traffic could significantly reduce our sales revenues and impact our margins, as well as leave us with unsold inventory.

•                  We operate in a highly competitive retail industry.  The size and resources of some of our competitors may allow them to compete more effectively than we can, which could result in a reduced level of sales and a loss of market share.

•                  Fluctuations in our level of same-store sales could adversely affect our earnings growth.

•                  Our net sales and operating income fluctuate on a seasonal basis and decreases in sales or margins during our peak seasons could have a disproportionate effect on our overall financial condition and results of operations.

•                  Our results of operations could deteriorate if we fail to attract, develop and retain qualified employees.

•                  Extreme and/or unseasonable weather conditions could have a disproportionately large effect on our business, financial condition and results of operations and we could be forced to mark down inventory.

•                  Our ability to manage SG&A expenses and capital expenditures may impact our operating results.

•                  We are highly dependent on a few suppliers who primarily manufacture overseas and our reliance on foreign sources of production poses various risks.

•                  The raw materials used to manufacture our products, in particular cotton, and our transportation and labor costs are subject to availability constraints and price volatility and we have recently seen an increase in such costs, which could adversely affect our margins or result in increased prices which could result in lower sales.

•                  Our manufacturers may be unable to manufacture and deliver products in a timely manner or meet our quality standards, which could result in lost sales, cancellation charges or excessive markdowns.

•                  Our inability to maintain the value of our brands and our trademarks may adversely affect our business and financial performance.

•                  We face challenges to grow our business and to manage our growth.

•                  Disruptions in our information systems could adversely affect our sales and profitability.

•                  We depend significantly on a single operations and distribution facility.

•                  There are risks associated with our e-Commerce sales.

•                  If third parties who manage some aspects of our business do not adequately perform their functions, we might experience disruptions in our business, resulting in decreased profits or losses.

•                  Effects of war, terrorism or other catastrophes could adversely impact our business or operations.

•                  Failure to comply with legal and regulatory requirements could damage our reputation, financial condition and the market price of our stock.

•                  Our business could suffer if any of the manufacturers of the goods that we sell fails to use acceptable labor practices.

•                  Our marketing efforts rely upon the effective use of customer information.  Restrictions on the availability or use of customer information or the unauthorized disclosure of sensitive or confidential information could adversely affect our marketing programs or expose us to litigation, which could disrupt our operations and harm our business.

•                  Operating losses in tax jurisdictions with deferred tax assets could hinder our ability to continue to carry the deferred tax assets, which would result in a valuation allowance negatively impacting our consolidated results and net worth.

•                  Government healthcare requirements could adversely affect our profits.

•                  The bankruptcy or significant deterioration of large commercial and retail landlords could have a material adverse effect on our sales and operating results.

•                  The inability of our suppliers to obtain credit may cause us to experience delays in obtaining merchandise.

•                  A failure in the effectiveness of internal control over financial reporting could adversely impact our business.

•                  We may be subject to adverse outcomes in current or future litigation matters.

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

The Company is potentially exposed to market risk from changes in interest rates relating to its Credit Facility with Wells Fargo Bank.  Loans under the Credit Facility bear interest at Wells Fargo’s prime rate, 3.25% as of August 28, 2010, less 0.25%, or the one, three or six month LIBOR rate, based on the length of time the advance is outstanding.  However, the Company had no revolving credit loan borrowings under the Credit Facility during the first six months of fiscal 2011 or fiscal 2010 and, given its existing liquidity position, the Company does not expect to utilize the Credit Facility in the reasonably foreseeable future other than for letters of credit.

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

ITEM 4.

CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of its Chief Executive Officer and Interim Chief Financial Officer, the Company’s management has evaluated the effectiveness and design of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)       Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended August 28, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON

SENIOR SECURITIES

None.

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

3.1*                                                  Restated Certificate of Incorporation of Christopher & Banks Corporation, as amended through July 27, 2010

3.2*                                                  Fourth Amended and Restated By-Laws of Christopher & Banks Corporation, as amended through July 27, 2010

4.1*                                                  Form of certificate for shares of common stock of Christopher & Banks Corporation

10.1                                                   Second Amended and Restated Christopher & Banks Corporation 2006 Equity Incentive Plan for Non-Employee Directors, effective July 27, 2010 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 2, 2010)

10.2                                                   Second Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan, effective July 27, 2010 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 2, 2010)

31.1*                                            Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*                                            Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*                                            Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*                                            Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated: October 7, 2010	By:	/s/ LORNA E. NAGLER

Lorna E. Nagler
President and Chief Executive Officer
(Principal Executive Officer)

Dated: October 7, 2010	By:	/s/ MICHAEL J. LYFTOGT

Michael J. Lyftogt
Vice President Finance,
Chief Accounting Officer and
Interim Chief Financial Officer
(Principal Financial Officer)

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

INDEX TO EXHIBITS

Exhibit No.	Description

3.1*	Restated Certificate of Incorporation of Christopher & Banks Corporation, as amended through July 27, 2010

3.2*	Fourth Amended and Restated By-Laws of Christopher & Banks Corporation, as amended through July 27, 2010

4.1*	Form of certificate for shares of common stock of Christopher & Banks Corporation

10.1

Second Amended and Restated Christopher & Banks Corporation 2006 Equity Incentive Plan for Non-Employee Directors, effective July 27, 2010 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 2, 2010)

10.2

Second Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan, effective July 27, 2010 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 2, 2010)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed with this report.