Form 10-Q
period 2010-11-27
CHRISTOPHER & BANKS CORP
filed 2011-01-06
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2010

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission File Number 001-3139

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

As of December 24, 2010, 35,652,036 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands)

(Unaudited)

	November 27,	February 27,	November 28,
	2010	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$30,578	$37,073	$43,518
Short-term investments	53,482	62,251	48,968
Accounts receivable	6,123	4,245	5,841
Merchandise inventories	45,973	38,496	41,824
Prepaid expenses	2,960	1,642	2,476
Income taxes receivable	3,918	394	—
Current deferred tax asset	—	3,509	3,965
Other current assets	—	2,000	2,628
Total current assets	143,034	149,610	149,220

Property, equipment and improvements, net	83,955	96,109	104,709
Long-term investments	18,200	13,622	9,669
Deferred tax asset	—	7,631	7,809
Other assets	314	325	325
Total assets	$245,503	$267,297	$271,732

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,803	$13,654	$6,491
Accrued salaries, wages and related expenses	6,485	8,472	7,795
Other accrued liabilities	20,040	19,164	21,568
Total current liabilities	34,328	41,290	35,854

Non-current liabilities:
Deferred lease incentives	16,518	19,578	20,755
Other	11,319	12,699	13,338
Total non-current liabilities	27,837	32,277	34,093

Commitments	—	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 45,438, 45,735 and 45,781 shares issued and 35,647, 35,944 and 35,990 shares outstanding at November 27, 2010, February 27, 2010 and November 28, 2009, respectively	454	457	458
Additional paid-in capital	115,095	113,584	113,139
Retained earnings	180,521	192,361	200,864
Common stock held in treasury, 9,791 shares at cost at November 27, 2010, February 27, 2010 and November 28, 2009, respectively	(112,711)	(112,711)	(112,712)
Accumulated other comprehensive income	(21)	39	36
Total stockholders’ equity	183,338	193,730	201,785
Total liabilities and stockholders’ equity	$245,503	$267,297	$271,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENT

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	November 27,	November 28,
	2010	2009

Net sales	$120,947	$132,000

Costs and expenses:
Merchandise, buying and occupancy	77,549	78,205
Selling, general and administrative	37,585	37,535
Depreciation and amortization	6,010	6,469
Total costs and expenses	121,144	122,209

Operating income (loss)	(197)	9,791

Other income	120	107

Income (loss) before income taxes	(77)	9,898

Income tax provision	9,149	2,926

Net income (loss)	$(9,226)	$6,972

Basic earnings (loss) per share:
Net income (loss)	$(0.26)	$0.20

Basic shares outstanding	35,379	35,178

Diluted earnings (loss) per share:
Net income (loss)	$(0.26)	$0.19

Diluted shares outstanding	35,379	35,351

Dividends per share	$0.06	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENT

(In thousands, except per share data)

(Unaudited)

	Nine Months Ended
	November 27,	November 28,
	2010	2009

Net sales	$348,521	$353,549

Costs and expenses:
Merchandise, buying and occupancy	215,941	219,816
Selling, general and administrative	107,579	105,898
Depreciation and amortization	18,974	19,066
Total costs and expenses	342,494	344,780

Operating income	6,027	8,769

Other income	363	451

Income before income taxes	6,390	9,220

Income tax provision	11,813	2,694

Net income (loss)	$(5,423)	$6,526

Basic earnings (loss) per share:
Net income (loss)	$(0.15)	$0.18

Basic shares outstanding	35,360	35,135

Diluted earnings (loss) per share:
Net income (loss)	$(0.15)	$0.18

Diluted shares outstanding	35,360	35,175

Dividends per share	$0.18	$0.18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	November 27,	November 28,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(5,423)	$6,526
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,974	19,066
Amortization of premium on investments	338	—
Excess tax benefit on stock-based compensation	(300)	—
Deferred income taxes	11,180	(3,718)
Stock-based compensation expense	1,513	1,382
Loss on disposal of furniture, fixtures and equipment	288	130
Gain on investments, net	(81)	(150)
Changes in operating assets and liabilities:
Sales of trading securities	14,850	350
Increase in accounts receivable	(1,878)	(1,920)
Increase in merchandise inventories	(7,477)	(2,996)
Increase in prepaid expenses and other current assets	(1,318)	(516)
(Increase) decrease in income taxes receivable	(3,224)	18,747
(Increase) decrease in other assets	(30)	65
Decrease in accounts payable	(5,699)	(12,035)
Decrease in accrued liabilities	(1,600)	(2,719)
Decrease in deferred lease incentives	(3,060)	(2,752)
Decrease in other liabilities	(1,379)	(1,185)
Net cash provided by operating activities	15,674	18,275

Cash flows from investing activities:
Purchases of property, equipment and improvements	(7,260)	(4,838)
Purchases of investments	(57,183)	(44,970)
Sales of investments	48,208	2,620
Net cash used in investing activities	(16,235)	(47,188)

Cash flows from financing activities:
Exercise of stock options	183	—
Excess tax benefit on stock-based compensation	300	—
Dividends paid	(6,417)	(6,383)
Net cash used in financing activities	(5,934)	(6,383)

Net decrease in cash and cash equivalents	(6,495)	(35,296)

Cash and cash equivalents at beginning of period	37,073	78,814

Cash and cash equivalents at end of period	$30,578	$43,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared by Christopher & Banks Corporation and its subsidiaries (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments, consisting of only normal adjustments, except as otherwise stated in these notes, necessary to present fairly the Company’s financial position as of November 27, 2010, February 27, 2010 and November 28, 2009, and its results of operations and cash flows for the three and nine month periods ended November 27, 2010 and November 28, 2009.

Loyalty Program

During the first quarter of fiscal 2011, the Company launched its Friendship RewardsTM loyalty program. Under the program, customers accumulate points based on their purchase activity.  Once a Friendship Rewards member achieves a certain point level, the member earns an award certificate that may be applied to the purchase of merchandise of equal or greater value.  Points are accrued as unearned revenue and recorded as a reduction of net sales and a current liability as they are accumulated by members and certificates are earned.  The liability is recorded net of estimated breakage based on redemption patterns and trends. Revenue and the related cost of sales are recognized upon redemption of the reward certificates, which expire approximately six weeks after issuance.

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

In January 2010, the FASB issued ASU 2010-06, “New Guidance and Clarifications for Improving Disclosures about Fair Value Measurements.”  This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy.  Separate disclosures are required for transfers in and out of Level 1 and 2 fair value measurements, and the reasons for the transfers must be disclosed.  In the reconciliation for Level 3 fair value measurements, separate disclosures are required for purchases, sales, issuances, and settlements on a gross basis. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the disclosure requirements of ASU 2010-06 effective February 28, 2010.  See Note 10, Fair Value Measurements, for the additional disclosures required under the guidance. The Company intends to adopt the remaining Level 3 disclosure requirements effective February 27, 2011.  The Company is in the process of evaluating the additional disclosure requirements and does not expect that the additional requirements will have a significant impact on its consolidated financial statements.

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

NOTE 2 — INVESTMENTS

Investments consisted of the following (in thousands):

	November 27, 2010
	Amortized	Unrealized	Unrealized	Estimated
Description	Cost	Gains	Losses	Fair Value

Short-term investments:
Available-for-sale securities:
Variable rate demand obligations	$32,835	$—	$—	$32,835
Municipal bonds	20,638	12	3	20,647
U.S. agency securities	—	—	—	—

Trading securities:
Auction rate securities	—	—	—	—

Total short-term investments	53,473	12	3	53,482

Long-term investments:
Available-for-sale securities:
Municipal bonds	18,244	45	89	18,200
U.S. agency securities	—	—	—	—

Total long-term investments	18,244	45	89	18,200

Total investments	$71,717	$57	$92	$71,682

	November 28, 2009
	Amortized	Unrealized	Unrealized	Estimated
Description	Cost	Gains	Losses	Fair Value

Short-term investments:
Available-for-sale securities:
Variable rate demand obligations	$19,450	$—	$—	$19,450
Municipal bonds	13,040	11	4	13,047
U.S. agency securities	199	—	—	199

Trading securities:
Auction rate securities	16,272	—	—	16,272

Total short-term investments	48,961	11	4	48,968

Long-term investments:
Available-for-sale securities:
Municipal bonds	3,132	21	1	3,152
U.S. agency securities	6,485	32	—	6,517

Total long-term investments	9,617	53	1	9,669

Total investments	$58,578	$64	$5	$58,637

	February 27, 2010
	Amortized	Unrealized	Unrealized	Estimated
Description	Cost	Gains	Losses	Fair Value

Short-term investments:
Available-for-sale securities:
Variable rate demand obligations	$24,900	$—	$—	$24,900
Municipal commercial paper	1,000	—	—	1,000
Municipal bonds	22,999	28	11	23,016
U.S. agency securities	536	1	2	535

Trading securities:
Auction rate securities	12,800	—	—	12,800

Total short-term investments	62,235	29	13	62,251

Long-term investments:
Available-for-sale securities:
Municipal bonds	6,572	37	2	6,607
U.S. agency securities	7,002	13	—	7,015

Total long-term investments	13,574	50	2	13,622

Total investments	$75,809	$79	$15	$75,873

The Company accounts for its investments in accordance with ASC 320-10, “Investments — Debt and Equity Securities” and, accordingly, its investment securities have been characterized as either available-for-sale or trading. As of November 27, 2010, the Company’s available-for-sale investment securities were comprised of variable rate demand obligations and municipal bonds.  These securities were classified as available-for-sale as the Company did not enter into these investments for speculative purposes or intend to actively buy and sell the securities in order to generate profits on differences in price. The Company’s primary investment objective is preservation of principal.  During the first nine months of fiscal 2011, purchases of available-for-sale securities totaled approximately $57.2 million, while proceeds from the sale of available-for-sale securities were $48.2 million. Gross realized gains and losses on the sale of available-for-sale securities during the nine months ended November 27, 2010 were not material.

The Company’s available-for-sale securities are reviewed for possible impairment at least once each fiscal quarter, or more frequently if circumstances arise which indicate that impairment may exist. When the fair value of the securities declines below the amortized cost basis, impairment is indicated and it must be determined whether it is other-than-temporary. Impairment is considered to be other-than-temporary if the Company (i) intends to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) does not expect to recover the securities’ amortized cost basis.  If the decline in fair value is considered other-than-temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings.  Subsequent increases or decreases in fair value are reported in equity as other comprehensive income (loss).  As of November 27, 2010, there were no other-than-temporary impairments of the Company’s available-for-sale securities.

In November 2008, the Company entered into a settlement agreement with UBS Financial Services, Inc., a subsidiary of USB AG (“UBS”) related to the Company’s investment in Auction Rate Securities (“ARS”) purchased through UBS.  Under the terms of the settlement agreement, the Company received rights that enabled it to sell its ARS to UBS at par value at any time during the two year period beginning June 30, 2010.  On June 30, 2010, the Company exercised its ARS rights and sold its remaining $7.1 million investment in ARS to UBS at par value. As of November 27, 2010, the Company had no investments in ARS.  The Company had approximately $12.8 million and $16.3 million of trading securities as of February 27, 2010 and November 28, 2009, respectively, which consisted solely of $14.8 million and $19.1 million of ARS at cost, less fair value adjustments of approximately $2.0 million and $2.8 million, respectively.  The fair value of the ARS was determined utilizing a discounted cash flow method based on market rates and an estimated period of time the ARS were expected to be held.

While the Company’s investments are freely tradable, expected maturities are as follows (in thousands):

November 27,
2010
Due in one year or less	$53,482
Due after one year through three years	16,726
Due after three years	1,474
Total investment securities	$71,682

The Company held $32.8 million of Variable Rate Demand Obligations (“VRDOs”) as of November 27, 2010.  These investments maintain a constant par value, have variable rates of return tied to short-term interest rates which reset weekly, and may be tendered for sale upon notice to the trustee.  Although the Company’s VRDOs are issued and rated as long-term securities, with maturities ranging from 2013 through 2049, they are priced and traded as short-term investments as each VRDO contains a put feature, which is supported by highly rated financial institutions.  The Company classified its VRDOs as short-term investments maturing in one year or less as it expects to realize the proceeds from its VRDOs within that time period.  Actual maturities may differ from expected maturities because the issuers of the securities may have the right to prepay the obligations without prepayment penalties.

NOTE 3 — MERCHANDISE INVENTORIES AND SOURCES OF SUPPLY

Merchandise inventories consisted of the following (in thousands):

	November 27,	February 27,	November 28,
Description	2010	2010	2009

Merchandise - in store/e-Commerce	$43,668	$36,522	$40,115
Merchandise - in transit	2,305	1,974	1,709

	$45,973	$38,496	$41,824

The Company does not have long-term purchase commitments or arrangements with any of its suppliers or agents.  During the three and nine month periods ended November 27, 2010 and November 28, 2009, three of the Company’s vendors each supplied the Company with greater than 10% of its merchandise inventory purchases.  For the third quarter of fiscal 2011, these three vendors supplied approximately 23%, 18% and 16% of the Company’s merchandise purchases, compared to 25%, 20% and 16% in the third quarter of fiscal 2010. For the nine month period ended November 27, 2010, these vendors supplied approximately 27%, 11% and 17% of the Company’s merchandise purchases, compared to 25%, 12% and 16% during the first nine months of fiscal 2010.

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

NOTE 4 — PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following (in thousands):

	Estimated	November 27,	February 27,	November 28,
Description	Useful Life	2010	2010	2009

Land	—	$1,597	$1,597	$1,597
Corporate office, distribution center and related building improvements	25 years	12,080	12,027	12,012
Store leasehold improvements	Term of related lease, typically 10 years	91,498	93,894	94,602
Store furniture and fixtures	Three to 10 years	110,844	112,815	113,189
Point of sale hardware and software	Five years	9,606	15,056	14,959
Computer hardware and software	Three to five years	23,987	24,176	21,168
Corporate office and distribution center furniture, fixtures and equipment	Seven years	5,387	5,315	3,822
Construction in progress	—	3,048	73	3,839

		258,047	264,953	265,188
Less accumulated depreciation and amortization		174,092	168,844	160,479

Net property, equipment and improvements		$83,955	$96,109	$104,709

The Company reviews long-lived assets with definite lives for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  The Company recorded no impairments of long-lived assets in the nine month period ended November 27, 2010.  The general economic uncertainty affecting the retail industry makes it reasonably possible, however, that long-lived asset impairments may be identified and recorded in future periods.

NOTE 5 — ACCRUED LIABILITIES

Other accrued liabilities consisted of the following (in thousands):

	November 27,	February 27,	November 28,
Description	2010	2010	2009

Gift card and store credit liabilities	$6,545	$10,884	$7,117
Accrued merchandise inventory receipts not yet invoiced	2,020	1,539	2,959
Accrued Friendship Rewards loyalty liability	2,910	—	—
Accrued income, sales and other taxes payable	3,299	2,081	6,177
Accrued workers compensation liability	242	600	867
Accrued occupancy-related expenses	1,234	665	1,238
Other	3,790	3,395	3,210
	$20,040	$19,164	$21,568

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

Loans under the Credit Facility bear interest at the prime rate minus 0.25%.  As of November 27, 2010, the prime rate was 3.25%.  The Credit Facility also provides the Company with the ability to borrow under the Credit Facility at an interest rate tied to the London Interbank Market Offered Rate (“LIBOR”).  Advances under the LIBOR option would be tied to the one, three or six month LIBOR rate based on the length of time the corresponding advance is outstanding.

Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion as defined in the agreement, a collateral monitoring fee and a guarantee service charge. Borrowings under the Credit Facility are collateralized by the Company’s equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Credit Facility during the first nine months of fiscal 2011 or fiscal 2010. Historically, the Credit Facility has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at November 27, 2010 was $28.4 million and the Company had open on-demand letters of credit in the amount of $1.3 million.  Accordingly, the availability of revolving credit loans under the Credit Facility was $27.1 million at November 27, 2010.

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of November 27, 2010, the most recent measurement date, the Company was in compliance with all financial covenants under the Credit Facility.

NOTE 7 — STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of ASC 718-10, “Stock Compensation.” Under various plans, the Company may grant options to purchase common stock to employees and non-employee members of its Board of Directors at a price not less than 100% of the fair market value of the Company’s common stock on the option grant date.  In general, options granted to employees vest over three to five years and are exercisable up to ten years from the date of grant, and options granted to Directors vest over three years and are exercisable up to ten years from the grant date.

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

Total pre-tax compensation expense (benefit) related to stock-based awards for the three months ended November 27, 2010 and November 28, 2009 was approximately ($0.1) million and $0.5 million, respectively.  For the nine months ended November 27, 2010 and November 28, 2009, pre-tax stock-based compensation expense totaled approximately $1.5 million and $1.4, respectively.

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

The weighted average assumptions relating to the valuation of the Company’s stock option grants for the three and nine month periods ended November 27, 2010 and November 28, 2009 were as follows:

	Three Months Ended		Nine Months Ended
	November 27,	November 28,	November 27,	November 28,
	2010	2009	2010	2009
Expected dividend yield	3.26%	3.35%	3.04%	4.83%
Expected volatility	71.10%	68.26%	70.25%	68.69%
Risk-free interest rate	1.20%	2.34%	2.24%	2.09%
Expected term in years	5.00	5.00	4.93	4.67

Stock-Based Compensation Activity

The following table presents a summary of the Company’s stock option activity for the nine months ended November 27, 2010.

					Weighted
		Weighted	Aggregate		Average
	Number	Average	Intrinsic	Weighted	Remaining
	of	Exercise	Value	Average	Contractual
	Shares	Price	(in thousands)	Fair Value	Life
Outstanding, beginning of period	1,592,670	$11.56	$922	$4.24
Vested	744,628
Unvested	848,042
Granted	370,150	9.72	—	4.65
Exercised	(36,500)	5.02	110	1.99
Canceled - vested (expired)	(77,335)	18.18	—	3.27
Canceled - unvested (forfeited)	(408,033)	6.93	155	2.93
Outstanding, end of period	1,440,952	12.20	104	4.82	5.77
Vested	935,169	14.44	41	5.45	4.04
Unvested	505,783	8.07	63	3.65	8.97
Exercisable, end of period	935,169	14.44	41	5.45	4.04

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on November 27, 2010.

The following table presents a summary of the Company’s restricted stock activity for the nine months ended November 27, 2010:

	Number	Weighted
	of	Average
	Shares	Fair Value

Unvested, beginning of period	702,450	$5.34
Granted	359,530	9.10
Vested	(228,706)	6.41
Canceled - unvested (forfeited)	(592,872)	5.96
Unvested, end of period	240,402	8.40

The total fair value of shares of restricted stock that vested during the nine months ended November 27, 2010 and November 28, 2009 was approximately $1.5 million and $0.5 million, respectively.

As of November 27, 2010, the Company had approximately $2.1 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of approximately 2.3 years.

NOTE 8 — INCOME TAXES

As of November 27, 2010, the Company’s liability for unrecognized tax benefits associated with uncertain tax positions was approximately $2.6 million and the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.6 million. The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. At November 27, 2010, the Company had accrued approximately $0.9 million for the potential payment of interest and penalties.

The Company and its subsidiaries are subject to U.S. federal income tax and the income tax of various state and local jurisdictions.  The Internal Revenue Service has completed its audit for tax years through fiscal 2006. The Company had submitted a report to the Internal Revenue Service for review by the Joint Committee on Taxation regarding the Company’s refund claim for the carryback of its fiscal 2009 loss. This reporting process is standard for all claims greater than $2.0 million. The Company has received the refund and was notified in May 2010 the Joint Committee has taken no exception and has begun the process to close the case.  With few exceptions, the Company is not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2006.  At November 27, 2010, the Company has ongoing audits in various jurisdictions.  The Company does not believe that settlement of these examinations will have a significant impact on its liability for unrecognized tax benefits.

As of November 27, 2010, the Company had incurred net cumulative losses as measured by the results of the previous 36 months.  ASC 740, “Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance, if based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period.  Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income.  Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses.  As a result of the Company’s evaluation, the Company has concluded there is insufficient positive evidence to overcome the negative evidence of cumulative losses.  Accordingly, for the three months ended November 27, 2010, the Company recognized a non-cash provision of $12.9 million to establish a valuation allowance against its net deferred tax assets.  Recording the valuation allowance does not have any impact on cash and does not prevent the Company from using the deferred tax assets in the future when profits are realized.

As of November 27, 2010, the Company had state net operating loss carry forwards which will result in state tax benefits of approximately $0.3 million.  These state net loss carry forwards will expire in fiscal 2014 and beyond. Additionally, the Company had charitable contribution carry forwards that will expire in fiscal 2014.

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

	Three Months Ended
	November 27,	November 28,
	2010	2009
Numerator (in thousands):
Net income (loss) attributable to Christopher & Banks Corporation	$(9,226)	$6,972
Income and dividends allocated to participating securities	(19)	(86)
Net income (loss) available to common shareholders	$(9,245)	$6,886

Denominator (in thousands):
Weighted average common shares outstanding - basic	35,379	35,178
Dilutive shares	—	173
Weighted average common and common equivalent shares outstanding - diluted	35,379	35,351

Net income (loss) per common share:
Basic	$(0.26)	$0.20
Diluted	$(0.26)	$0.19

	Nine Months Ended
	November 27,	November 28,
	2010	2009
Numerator (in thousands):
Net income (loss) attributable to Christopher & Banks Corporation	$(5,423)	$6,526
Income and dividends allocated to participating securities	(23)	(57)
Net income (loss) available to common shareholders	$(5,446)	$6,469

Denominator (in thousands):
Weighted average common shares outstanding - basic	35,360	35,135
Dilutive shares	—	40
Weighted average common and common equivalent shares outstanding - diluted	35,360	35,175

Net income (loss) per common share:
Basic	$(0.15)	$0.18
Diluted	$(0.15)	$0.18

Stock options of approximately 1.4 million were excluded from the shares used in the computation of diluted earnings per share for the three and nine month periods ended November 27, 2010, respectively, as they were anti-dilutive.  Total stock options of approximately 1.4 million and 1.6 million were excluded from the shares used in the computation of diluted EPS for the three and nine month periods ended November 28, 2009, respectively, as they were anti-dilutive.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For the nine month periods ended November 27, 2010 and November 28, 2009, fair value under ASC 820-10 applied to the Company’s available-for-sale securities, ARS and ARS rights.  These financial assets are carried at fair value following the requirements of ASC 820-10.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands).

Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	November 27, 2010	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$71,682	$—	$71,682	$—
Trading securities	—	—	—	—
ARS rights	—	—	—	—

Liabilities:	$—	$—	$—	$—

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	November 28, 2009	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities	$42,365	$42,365	$—	$—
Trading securities	16,272	—	—	16,272
ARS rights	2,628	—	—	2,628

Liabilities:	$—	$—	$—	$—

Following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value:

Available-for-sale securities:  As of November 27, 2010, the Company’s available-for-sale securities were valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets in which there were fewer transactions.

Trading securities:  The Company’s trading securities consist solely of ARS as of November 28, 2009.  See Note 2, Investments, for further disclosure regarding the Company’s ARS.

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

	Nine Months Ended		Nine Months Ended
	November 27, 2010		November 28, 2009
	ARS	ARS Rights	ARS	ARS Rights

Beginning balance	$12,800	$2,000	$16,400	$2,700
Total gains (losses):
Included in earnings	2,050	(2,000)	222	(72)
Purchases (sales), issuances and settlements	(14,850)	—	(350)	—
Ending balance	$—	$—	$16,272	$2,628

Assets and Liabilities that are Measured at Fair Value on a Non-recurring Basis:

The Company measures certain assets and liabilities at fair value on a non-recurring basis.  Specifically, the Company’s nonfinancial long-lived asset groups are measured at fair value for impairment assessments.  There were no impairment charges related to assets measured at fair value on a non-recurring basis recorded during the three and nine months ended November 27, 2010 and November 28, 2009.

NOTE 11 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	November 27,	November 28,	November 27,	November 28,
	2010	2009	2010	2009

Net income (loss)	$(9,226)	$6,972	$(5,423)	$6,526
Fair value adjustment on investments	(102)	36	(60)	36
Total comprehensive income (loss)	$(9,328)	$7,008	$(5,483)	$6,562

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

	christopher & banks/	Corporate/
Segment Reporting (in thousands):	cj banks	Administrative	Consolidated
Three Months Ended November 27, 2010:
Net sales	$120,947	$—	$120,947
Operating income (loss)	$14,413	$(14,610)	$(197)
Total assets	$141,748	$103,755	$245,503

Three Months Ended November 28, 2009:
Net sales	$132,000	$—	$132,000
Operating income (loss)	$23,749	$(13,958)	$9,791
Total assets	$152,392	$119,340	$271,732

	christopher & banks/	Corporate/
Segment Reporting (in thousands):	cj banks	Administrative	Consolidated
Nine Months Ended November 27, 2010:
Net sales	$348,521	$—	$348,521
Operating income (loss)	$46,904	$(40,877)	$6,027
Total assets	$141,748	$103,755	$245,503

Nine Months Ended November 28, 2009:
Net sales	$353,549	$—	$353,549
Operating income (loss)	$46,821	$(38,052)	$8,769
Total assets	$152,392	$119,340	$271,732

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

As of November 27, 2010, the Company operated 789 stores in 46 states, including 528 Christopher & Banks stores, 257 C.J. Banks stores, two dual stores and two outlet stores.  The Company’s Christopher & Banks brand offers distinctive fashions featuring exclusively designed, coordinated assortments of women’s apparel in sizes four to 16. The Company’s C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W. The Company’s dual and outlet stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the petite, misses and plus size customer in one location. The Company also operates e-Commerce web sites for its two brands at www.christopherandbanks.com and www.cjbanks.com which, in addition to offering the apparel found in the Company’s stores, also offer exclusive sizes and styles available only online.

The Company strives to provide its customers with high-quality apparel at a great value with a consistent fit.  The Company’s overall strategy for its two brands, Christopher & Banks and C.J. Banks, is to offer a compelling, evolving merchandise assortment through its stores and e-Commerce web sites in order to satisfy its customers’ expectations for style, quality, value, versatility and fit, while providing knowledgeable and personalized customer service.

The Company has positioned itself to offer merchandise assortments balancing updated unique, novelty apparel with more classic styles, at affordable prices.  To differentiate itself from its competitors, the Company’s buyers, working in conjunction with the Company’s internal design group, strive to create a merchandise assortment of coordinated outfits, the majority of which is manufactured exclusively for the Company under its proprietary Christopher & Banks and C.J. Banks brand names.

Fiscal 2011 Third Quarter Summary

In the third quarter of fiscal 2011, customers did not respond favorably to the Company’s fall and holiday merchandise assortment.  As a result, same-store sales decreased 7% and merchandise margins declined when compared to the third quarter of fiscal 2010.  The Company increased promotional activity during the quarter in an effort to encourage customers to purchase and to clear excess inventory.  The Company’s newer petite and accessory product categories were better received by customers during the quarter, resulting in stronger sales than experienced with the Company’s core merchandise offerings.

Effective October 19, 2010, the Company announced that its Board of Directors elected Larry C. Barenbaum as its Interim President and Interim Chief Executive Officer.  Mr. Barenbaum has served as a Director on the Company’s Board since March 1992 and was named Chairman of the Board in December 2005. Mr. Barenbaum will retain his title as Chairman of the Board while he serves as Interim President and Interim Chief Executive Officer.

Mr. Barenbaum replaced Lorna E. Nagler, the Company’s former President and Chief Executive Officer, who resigned all positions with the Company, including the position of Director, effective October 19, 2010. The Company incurred a pre-tax, non-recurring severance charge of approximately $1.0 million in the third quarter of fiscal 2011 in connection with Ms. Nagler’s resignation.

On December 16, 2010, the Company announced the appointment of Morris Goldfarb to its Board of Directors, effective January 3, 2011.  The election of Mr. Goldfarb increased the number of Board members to eight and the number of independent Directors to seven.  Mr. Goldfarb is Chairman of the Board and Chief Executive Officer of G-III Apparel Group, Ltd.

The Company opened one new C.J. Banks store, one new dual-concept store and two new outlet stores in the first nine months of fiscal 2011.  It closed 12 Christopher & Banks stores and nine C.J. Banks stores during the first nine months of the year.  The Company currently plans to open one additional outlet store and one more dual-concept store during the fourth quarter of fiscal 2011, for a total of six new store openings for the year.  This is down from the Company’s initial plans to open approximately 10 new stores in fiscal 2011, as several new store openings originally planned for the fourth quarter have been shifted to the first quarter of fiscal 2012.

Fiscal 2011 Outlook and Key Business Initiatives

The Company is focusing its efforts on the following key priorities and business initiatives:

Improving merchandising and sourcing capabilities

The Company has refocused its attention on its core merchandising efforts.  It is striving to develop more innovative and creative merchandise assortments that offer updated styling and improved outfitting capabilities.  The Company plans to adjust the number of product color stories introduced each year, narrow the amount of individual style choices and modify the mix of basic items in the Company’s merchandise assortment. In addition, the Company will place increased focus on product construction and fit to ensure consistent standards across all merchandise categories and deliveries.  While the Company has edited and modified some styling for its fiscal 2012 spring and summer assortments, the full impact of its renewed merchandising efforts is expected to be incorporated in its fiscal 2012 early fall assortment, to be delivered in August 2011.

The Company is also working to enhance its product sourcing capabilities through building relationships with new merchandise vendors and improving communication with existing suppliers.  In addition, the Company is analyzing all aspects of its product development and sourcing practices to identify opportunities for cost savings in an effort to mitigate increases in the cost of raw materials, particularly cotton, and production labor.  The Company also intends to diversify its vendor base, including the countries in which its merchandise is produced, and improve transparency, enhance control and reduce costs related to its inbound product transportation processes. The Company intends to maintain its commitment to providing quality merchandise to its customers while it works to reduce the impact of potential cost increases.

Based on successful product tests conducted in fiscal 2010, the Company rolled out a new assortment of jewelry to all of its stores during the first quarter of fiscal 2011 and plans to increase the size of its jewelry assortment throughout the year.  The Company also plans to execute several tests of other new product categories in fiscal 2011 and fiscal 2012, including offering outerwear and handbags in select stores and testing extended sizes of other merchandise on its e-Commerce websites.

Increasing store productivity through existing and new formats

The Company introduced edited assortments, or “capsules,” of its C.J. Banks plus size merchandise in a select test group of 30 Christopher & Banks stores (“capsule stores”) in the third quarter of fiscal 2010.  The C.J. Banks assortments were added to the capsule stores without a reduction in the Christopher & Banks merchandise assortments at these stores. Based on the improved productivity and sales performance at the initial 30 capsule stores, the Company expanded the number of capsule stores to approximately 80 as of the end of the third quarter of fiscal 2011.

The Company opened its first dual-concept store (“dual store”) in fiscal 2010 and its second dual store in the first quarter of fiscal 2011.  The dual stores offer merchandise from both of the Company’s Christopher & Banks and C.J. Banks brands, and all three size ranges (petite, missy and plus) within each store, resulting in a greater opportunity to service the Company’s customers while increasing productivity and enhancing operating efficiencies. The Company plans to open one dual store in the fourth quarter of fiscal 2011 and additional dual stores in fiscal 2012, while it continues to evaluate and refine the concept.

The Company opened its first two outlet stores in September 2010, as it believes the outlet business provides an additional opportunity to drive profitability and growth.  The Company’s outlet stores offer merchandise from both of the Company’s Christopher & Banks and C.J. Banks brands, and all three size ranges (petite, missy and plus) in each location.  In addition, the outlet stores carry select styles designed and sourced specifically for the outlet business.  Going forward, the Company will continue to fine tune its outlet strategy and plans to open additional outlet stores in fiscal 2012.

In an effort to drive overall productivity, the Company is increasing its focus on enhancing its visual merchandise presentation and customer service at all stores.  The Company is working to draw increased numbers of new and existing customers into its stores with a more compelling and organized presentation of merchandise and product outfitting options.  In addition, the Company is striving to enhance the customer experience by encouraging its store associates to provide more knowledgeable selling and personalized service to its customers.  The Company has further enhanced its customer experience by providing an in-store e-Commerce ordering system, which allows store associates to provide customers with a broader selection of merchandise, including select buys and special sizes and lengths available only online.

Growth of e-Commerce channel

The Company plans to continue to grow its Christopher & Banks and C.J. Banks e-Commerce channels, which have operated profitably since inception in February 2008.  Focus will be placed on expanding the online merchandise assortment and increasing offerings of extended sizes.  The Company is also developing plans to improve its online shopping experience and increase its Customer Relationship Management (“CRM”) efforts in order to attract new customers to its e-Commerce channel.

Refocusing marketing efforts

The Company is in the process of reevaluating is overall marketing strategy while it works to improve its merchandise assortments. The Company is committed to maximizing its CRM program and enhancing communication with customers.  In the near term, e-mail will offer the most effective and economical method of customer communication, while selected use of direct mail will also be employed as the Company works to deliver a consistent brand message through its merchandise, stores and websites.

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

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are more fully described in Note 1 of the notes to consolidated financial statements contained within the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010.  There have been no material changes in the Company’s critical accounting policies or estimates in the nine months ended November 27, 2010, except for the addition of a customer loyalty program as discussed below.

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

Customer loyalty program

During the first quarter of fiscal 2011, the Company launched its Friendship Rewards loyalty program. Under the program, customers accumulate points based on purchase activity.  Once a Friendship Rewards member achieves a certain point level, the member earns awards certificates that may be redeemed for merchandise.  Points are accrued as unearned revenue and recorded as a reduction of net sales and a current liability as they are accumulated by members and certificates are earned.  The liability is recorded net of estimated breakage based on redemption patterns and trends.  Revenue and the related cost of sales are recognized upon redemption of the reward certificates, which expire approximately six weeks after issuance.

Long-lived assets

The Company reviews long-lived assets with definite lives at least annually, or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  While the Company recorded no impairments of long-lived assets in the three month period ended November 27, 2010, the current challenging economic environment, combined with continued instability in the housing and labor markets, and general economic uncertainty affecting the retail industry, make it reasonably possible that long-lived asset impairments could be identified and recorded in future periods.

Deferred tax assets

As of November 27, 2010, the Company had incurred net cumulative losses as measured by the results of the previous 36 months. ASC 740, “Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance, if based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period. Deferred income tax assets represent potential future income tax benefits.  Realization of these assets is ultimately dependent upon future taxable income.  Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses.  As a result of the Company’s evaluation, the Company has concluded there is insufficient positive evidence to overcome the negative evidence of cumulative losses.  Accordingly, for the three months ended November 27, 2010, the Company recognized a non-cash provision of $12.9 million to establish a valuation allowance against its net deferred tax assets.  Recording the valuation allowance does not have any impact on cash and does not prevent the Company from using the deferred tax assets in the future when profits are realized.

Results of Operations

The following table sets forth consolidated income statement data expressed as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	November 27,	November 28,	November 27,	November 28,
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Merchandise, buying and occupancy costs	64.1	59.2	61.9	62.2
Selling, general and administrative expenses	31.1	28.4	31.0	29.9
Depreciation and amortization	4.9	5.0	5.4	5.4
Operating income (loss)	(0.1)	7.4	1.7	2.5
Other income	0.1	0.1	0.1	0.1
Income tax provision	7.6	2.2	3.4	0.8
Net income (loss)	(7.6)%	5.3%	(1.6)%	1.8%

Three Months Ended November 27, 2010 Compared to Three Months Ended November 28, 2009

Net Sales. Net sales for the three months ended November 27, 2010 were $120.9 million, a decrease of approximately $11.1 million or 8.4%, from $132.0 million for the three months ended November 28, 2009.  The decrease in net sales was primarily the result of a 7% decrease in same store sales, combined with a decrease in the number of stores operated by the Company during the quarter.  In addition, net sales declined due to a reduction in sales related to accrued unearned revenue for points accumulated by customers and certificates issued in conjunction with the Company’s Friendship Rewards loyalty program.  The decrease in net sales was partially offset by increases in revenues at the Company’s Christopher & Banks and C.J. Banks web sites during the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010.

Customers did not respond favorably to the Company’s fall and holiday merchandise assortment in the third quarter.  In addition, customer traffic continued to trend below prior year levels, while increasing rates of customer conversion somewhat offset the decline in traffic.  As a result, same-store sales decreased 7%, primarily driven by a 7% decrease in the number of transactions per store.  Average transaction values were essentially flat when compared to the third quarter of fiscal 2010, as increased promotional activity, required to drive sales and clear through fall and holiday product deliveries, resulted in a decrease in the average selling price per unit, which was offset by an increase in the number of units sold per transaction.

The Company operated 789 stores at November 27, 2010, compared to 812 stores as of November 28, 2009.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $77.5 million, or 64.1% of net sales, during the third quarter of fiscal 2011, compared to $78.2 million, or 59.2% of net sales, during the same period in fiscal 2010, resulting in approximately 490 basis points of negative leverage when compared to the prior year period.

The increase in merchandise, buying and occupancy costs as a percentage of net sales in the third quarter of fiscal 2011, as compared to the third quarter of fiscal 2010, was primarily driven by a 430 basis point reduction in merchandise margins.  Increased promotional activity resulted in higher markdowns as the Company worked to encourage its customers to purchase and clear through fall and holiday merchandise.  Higher product costs, primarily related to increases in the cost of raw materials and production labor, accounted for approximately 80 basis points of the decline in merchandise margins. In addition, the Company experienced approximately 60 basis points of deleveraging of buying and occupancy costs associated with the 7% decrease in same store sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, exclusive of depreciation and amortization, for the three months ended November 27, 2010 were $37.6 million, or 31.1% of net sales, compared to $37.5 million, or 28.4% of net sales, for the three months ended November 28, 2009, resulting in approximately 270 basis points of deleverage associated with the 7% decline in same store sales.  Increases in the amount of marketing expenditures and medical claims were offset by decreases in store payroll.  In addition, selling, general and administrative expenses for the quarter included approximately $1.0 million of severance charges related to the resignation of the Company’s former Chief Executive Officer in October 2010. This was partially offset by lower bonus and stock-based compensation expense in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010.

Depreciation and Amortization.  Depreciation and amortization expense was $6.0 million, or 4.9% of net sales, in the third quarter of fiscal 2011, compared to $6.5 million, or 5.0% of net sales, in the third quarter of fiscal 2010.

Operating Income (Loss).  Based on the foregoing, the Company recorded an operating loss of $0.2 million, or 0.1% of net sales, for the quarter ended November 27, 2010, compared to operating income of $9.8 million, or 7.4% of net sales, for the quarter ended November 28, 2009.

Interest Income. Interest income was $0.1 million in the third quarter of fiscal 2010 and the third quarter of fiscal 2011.

Income Taxes. Income tax expense for the quarter ended November 27, 2010 was $9.1 million, which included a non-cash charge of $12.9 million to establish a full valuation allowance on the Company’s net deferred tax assets, offset by approximately $3.8 million of tax benefit.  Income tax expense for the third quarter of fiscal 2010 was $2.9 million, with an effective tax rate of 29.6%.  The effective tax rate in the third quarter of fiscal 2011 and fiscal 2010 was affected by the impact of permanent differences, timing differences and state taxes on the annual effective tax rate and discrete income tax benefits related to reductions to the reserve for unrecognized tax benefits.

Net Income (Loss). As a result of the foregoing factors, the Company recorded a net loss of $9.2 million, or 7.6% of net sales and ($0.26) per share, for the three months ended November 27, 2010, compared to net income of $7.0 million, or 5.3% of net sales and $0.19 per diluted share, for the three months ended November 28, 2009.

Nine Months Ended November 27, 2010 Compared to Nine Months Ended November 28, 2009

Net Sales.   Net sales for the nine months ended November 27, 2010 were $348.5 million, a decrease of approximately $5.0 million or 1.4%, from $353.5 million for the nine months ended November 28, 2009.  The decrease in net sales was the result of a 1% decrease in same store sales, combined with a decrease in the number of stores operated by the Company. In addition, net sales declined due to a reduction in sales related to accrued unearned revenue for points accumulated by customers and certificates issued in conjunction with the Company’s Friendship Rewards loyalty program.  The decrease in net sales was partially offset by increases in revenues at the Company’s Christopher & Banks and C.J. Banks web sites in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010.

The number of average transactions per store was essentially flat in the first and second quarters of fiscal 2011, when compared to the first and second quarters of fiscal 2010, as declines in customer traffic were offset by increases in the rate of customer conversion.  The number of average transactions per store decreased approximately 7% in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010.  Average transaction values were higher in the first and second quarters and flat in the third quarter of fiscal 2011, when compared to the corresponding periods in fiscal 2010, as average selling prices declined throughout the year.  Improved selling at full price in the first quarter gave way to increased promotional activity and a reduced average selling price per unit in the second and third quarters as customers responded less favorably to the Company’s fall and holiday merchandise assortments.

The Company operated 789 stores at November 27, 2010, compared to 812 stores as of November 28, 2009.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $215.9 million, or 61.9% of net sales, during the nine months ended November 27, 2010, compared to $219.8 million, or 62.2% of net sales, during the nine months ended November 28, 2009. Merchandise margins declined throughout the first nine months of fiscal 2011 as lower markdown levels in the first quarter were replaced by increased promotional activity in the second and third quarters while the Company worked to drive top line and clear less desirable fall and holiday product assortments.  Lower rent expense benefitted buying and occupancy costs throughout the first three quarters of fiscal 201l.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, exclusive of depreciation and amortization, for the nine months ended November 27, 2010 were $107.6 million, or 31.0% of net sales, compared to $105.9 million, or 29.9% of net sales, for the nine months ended November 28, 2009.  The increase in selling, general and administrative expenses in the first nine months of fiscal 2011 was largely due to higher severance costs as the Company recorded total charges of approximately $1.5 million related to its former Chief Executive Officer and Chief Financial Officer in the first nine months of the year.  In addition, increases in the amount of medical claims and marketing expenditures were partially offset by decreased store payroll and bonus expense. Selling, general and administrative expenses in the second quarter of fiscal 2010 included pre-tax, non-recurring benefits of approximately $1.2 million related largely to legal and contract settlements.

Depreciation and Amortization.  Depreciation and amortization expense was $19.0 million, or 5.4% of net sales, in the first nine months of fiscal 2011, compared to $19.1 million, or 5.4% of net sales, in the first nine months of fiscal 2010.

Operating Income. Based on the foregoing, the Company recorded operating income of $6.0 million, or 1.7% of net sales, for the nine months ended November 27, 2010, compared to operating income of $8.8 million, or 2.5% of net sales, for the nine months ended November 28, 2009.

Interest Income. Interest income was $0.4 million for the nine months ended November 27, 2010, compared to $0.5 million for the nine months ended November 28, 2009.

Income Taxes. Income tax expense for the nine months ended November 27, 2011 was $11.8 million, which included a non-cash charge of $12.9 million to establish a full valuation allowance on the Company’s net deferred tax assets, offset by approximately $1.1 million of tax benefit.  Income tax expense for the nine months ended November 28, 2009 was $2.7 million, with an effective tax rate of 29.2%.  The effective tax rate in the first nine months of fiscal 2011 and fiscal 2010 was affected by the impact of permanent differences, timing differences and state taxes on the annual effective tax rate and discrete income tax benefits related to reductions to the reserve for unrecognized tax benefits.

Net Income (Loss). As a result of the foregoing factors, the Company recorded a net loss of $5.4 million, or 1.6% of net sales and ($0.15) per share, for the nine months ended November 27, 2010, compared to net income of $6.5 million, or 1.8% of net sales and $0.18 per diluted share, for the nine months ended November 28, 2009.

Liquidity and Capital Resources

The Company’s principal on-going cash requirements are to fund working capital needs, such as purchasing merchandise inventory, to finance the construction of new stores and the remodeling of certain existing stores, and to make information technology-related and other capital improvements.  Merchandise purchases vary on a seasonal basis, peaking in the fall.  As a result, the Company’s cash requirements historically reach their peak in October or November, during the Company’s third fiscal quarter.  Conversely, cash balances peak in the fourth fiscal quarter in January, after the holiday season is completed.  The Company’s balance of cash, cash equivalents and short and long-term investments was approximately $102 million at the end of the third quarter of fiscal 2011, down from approximately $113 million at the end of fiscal 2010 and flat compared to the end of the third quarter of fiscal 2010.  The decrease in cash, cash equivalents and investments as of November 27, 2010, compared to February 27, 2010, related to seasonal fluctuations in the Company’s inventory and accounts payable balances as the Company typically increases inventory levels in the third quarter in anticipation of the holiday season.   Please see Note 2, Investments, for further information regarding the Company’s investment holdings.

Net cash provided by operating activities

Net cash provided by operating activities totaled $15.7 million in the first nine months of fiscal 2011, which included the redemption of approximately $14.9 million of the Company’s ARS.  As of November 27, 2010, the Company had no investments in ARS. In the first nine months of fiscal 2010, net cash provided by operating activities totaled approximately $18.3 million.

Significant fluctuations in the Company’s working capital accounts included a $7.5 million increase in merchandise inventory and a $5.7 million decrease in accounts payable, both of which related to seasonal fluctuations in the Company’s inventory receipts and payments.  A $3.2 million increase in income taxes receivable related to estimated tax payments made in the first and second quarters of fiscal 2011, while a $3.1 million decrease in deferred lease incentives resulted from ongoing amortization of tenant allowances and reductions for stores closed in the first nine months of fiscal 2011.

The remainder of the change in cash provided by operating activities was substantially the result of the net loss incurred during the first nine months of fiscal 2011, after adjusting for non-cash charges, including depreciation and amortization expense, deferred income taxes, stock-based compensation expense and various other changes in the Company’s other operating assets and liabilities.

Net cash used in investing activities

Net cash used in investing activities in the first nine months of fiscal 2011 consisted of $7.3 million of capital expenditures as well as approximately $9.0 million of net purchases of available-for-sale securities.  The Company opened four new stores during the first nine months of the year.  The Company also made information technology-related and other investments at its stores, corporate office and distribution center facility during the nine months ended November 27, 2010.

The Company expects to fund approximately $3 million to $4 million of additional capital expenditures in the fourth quarter of fiscal 2011.  The Company plans to open approximately two additional stores during the fourth quarter of fiscal 2011 and to fund additional investments in its stores and information technology infrastructure.  In addition, the Company expects that a portion of these capital expenditures will relate to stores scheduled to open in the first quarter of fiscal 2012.

Net cash used in financing activities

In the first nine months of fiscal 2011, approximately $6.4 million was used in financing activities for the payment of three quarterly cash dividends, which was partially offset by approximately $0.2 million of proceeds received from the exercise of stock options and $0.3 million of excess tax benefit on stock-based compensation.

The Company anticipates its cash, cash equivalents and investments, combined with cash flows generated from operations, will be sufficient to meet its capital expenditure, working capital and other requirements for liquidity for the remainder of fiscal 2011 and all of fiscal 2012.

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

Loans under the Credit Facility bear interest at the prime rate minus 0.25%.  As of November 27, 2010, the prime rate was 3.25%.  The Credit Facility also provides the Company with the ability to borrow under the Credit Facility at an interest rate tied to the London Interbank Market Offered Rate (“LIBOR”).  Advances under the LIBOR option would be tied to the one, three or six month LIBOR rate based on the length of time the corresponding advance is outstanding.

Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion as defined in the agreement, a collateral monitoring fee and a guarantee service charge. Borrowings under the Credit Facility are collateralized by the Company’s equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.  The Company had no revolving credit loan borrowings under the Credit Facility during the first nine months of fiscal 2011 or fiscal 2010. Historically, the Credit Facility has been utilized by the Company only to open letters of credit to facilitate the import of merchandise.  The borrowing base at November 27, 2010 was $28.4 million and the Company had open on-demand letters of credit in the amount of $1.3 million.  Accordingly, the availability of revolving credit loans under the Credit Facility was $27.1 million at November 27, 2010.

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of November 27, 2010, the most recent measurement date, the Company was in compliance with all financial covenants under the Credit Facility.

Auction Rate Securities

In November 2008, the Company entered into a settlement agreement with UBS Financial Services, Inc., a subsidiary of USB AG (“UBS”) related to the Company’s investment in Auction Rate Securities (“ARS”) purchased through UBS.  Under the terms of the settlement agreement, the Company received rights that enabled it to sell its ARS to UBS at par value at any time during the two year period beginning June 30, 2010.  On June 30, 2010, the Company exercised its ARS rights and sold its remaining $7.1 million investment in ARS to UBS at par value on July 1, 2010. As of November 27, 2010, the Company had no investments in ARS.

Merchandise Sourcing

The Company directly imported approximately 11% and 12% of its total merchandise purchases in the nine month periods ended November 27, 2010 and November 28, 2009.  Substantially all of its remaining merchandise purchases were made from U.S. based companies which import the goods from overseas.  This reliance on sourcing from foreign countries may cause the Company to be exposed to certain risks as indicated below and as discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 27, 2010.

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

The Company does not have long-term purchase commitments or arrangements with any of its suppliers or agents.  During the three and nine month periods ended November 27, 2010 and November 28, 2009, three of the Company’s vendors each supplied the Company with greater than 10% of its merchandise inventory purchases.  For the third quarter of fiscal 2011, these three vendors supplied approximately 23%, 18% and 16% of the Company’s merchandise purchases, compared to 25%, 20% and 16% for the third quarter of fiscal 2010. For the nine month period ended November 27, 2010, these vendors supplied approximately 27%, 11% and 17% of the Company’s merchandise purchases, compared to 25% , 12% and 16% of the Company’s merchandise purchases during the  nine months ended November 28, 2009.

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

The Company has recently experienced an increase in product costs for some of its merchandise orders delivered in the second half of fiscal 2011 and to be delivered in the first half of fiscal 2012.  The increase in costs consists primarily of increases in the price of cotton, labor and transportation.  In response to these recent increases, the Company will continue to evaluate its merchandise sourcing initiatives in an effort to source product and make raw material commitments to mitigate these increases.  In addition, management is analyzing its retail prices and believes it has the flexibility to pass on some of the increased product costs to its customers.  The Company intends to maintain its commitment to providing quality merchandise to its customers while it works to reduce the impact of these potential cost increases.  Nonetheless, the Company’s gross margins could be negatively impacted if it is unable to mitigate these increases in product costs or to pass such product costs on to its customers.

Quarterly Results and Seasonality

The Company’s quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, timing of promotional events and new store openings, adverse weather conditions, shifts in the timing of certain holidays and customer response to the Company’s seasonal merchandise mix.

Inflation

Management does not believe that inflation had a material effect on the Company’s results of operations for the first nine months of fiscal 2011 or fiscal 2010.

Forward-Looking Statements

The Company, directly or through its management, may make forward-looking statements reflecting the Company’s current views with respect to future events and financial performance.  These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed below and in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended February 27, 2010, which could cause actual results to differ materially from historical results or those anticipated.

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

•                  Current economic conditions may negatively impact the Company’s suppliers and their ability to deliver products, as well as the Company’s retail landlords and their ability to maintain their shopping centers in a first-class condition and otherwise perform their obligations as a landlord.

•                  All of our stores are located within the United States, making us highly susceptible to deteriorations in U.S. macroeconomic conditions and consumer confidence.

•                  Our ability to open and operate stores successfully, including our dual-concept and outlet stores, may be impacted by the potential lack of availability of suitable store locations and acceptable terms.

•                  If we are unable to anticipate or react to changing consumer preferences in a timely manner, our sales, merchandise margins and operating income could decline.

•                  Our ability to manage inventory levels and our ability to predict or respond to customer demand may impact our results.

•                  Our success depends on a consistent and sufficient level of traffic to our stores and an insufficient level of store traffic could significantly reduce our sales revenues and impact our margins, as well as leave us with unsold inventory.

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

•                  Our suppliers may be unable to manufacture and deliver products in a timely manner or meet our quality standards, which could result in lost sales, cancellation charges or excessive markdowns.

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

•                  There are risks associated with our e-Commerce business, such as reliance on a single fulfillment center, diversion of sales from our stores, potential failure of computer systems that operate our websites and timely delivery of our merchandise to our customers by third parties.

•                  If third parties who manage some aspects of our business do not adequately perform their functions, we might experience disruptions in our business, resulting in decreased profits or losses.

•                  Effects of war, terrorism or other catastrophes could adversely impact our business or operations.

•                  Natural disasters and health concerns relating to outbreaks of widespread diseases, particularly affecting manufacturing operations of the Company’s suppliers, may have a negative impact on our business or operations.

•                  Failure to comply with legal and regulatory requirements could damage our reputation, financial condition and the market price of our stock.

•                  Our business could suffer if any of the manufacturers of the goods that we sell fails to use acceptable or ethical labor practices.

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

•                  We may be subject to adverse outcomes in potential future litigation.

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

The Company is potentially exposed to market risk from changes in interest rates relating to its Credit Facility with Wells Fargo Bank.  Loans under the Credit Facility bear interest at Wells Fargo’s prime rate, 3.25% as of November 27, 2010, less 0.25%, or the one, three or six month LIBOR rate, based on the length of time the advance is outstanding.  However, the Company had no revolving credit loan borrowings under the Credit Facility during the first nine months of fiscal 2011 or fiscal 2010 and, given its existing liquidity position, the Company does not expect to utilize the Credit Facility in the reasonably foreseeable future other than for letters of credit.

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

ITEM 4.

CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of its Interim Chief Executive Officer and Interim Chief Financial Officer, the Company’s management has evaluated the effectiveness and design of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Interim Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)       Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended November 27, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON

SENIOR SECURITIES

None.

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

3.1*	Restated Certificate of Incorporation of Christopher & Banks Corporation, as amended through July 27, 2010

3.2*	Fifth Amended and Restated By-Laws of Christopher & Banks Corporation, as amended through July 27, 2010

14.1	Code of Conduct of Christopher & Banks Corporation (incorporated herein by reference to Exhibit 14.1 to Current Report on Form 8-K filed January 5, 2011)

31.1*	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated: January 6, 2011	By:	/s/ LARRY C. BARENBAUM

Larry C. Barenbaum
Interim Chief Executive Officer
(Principal Executive Officer)

Dated: January 6, 2011	By:	/s/ MICHAEL J. LYFTOGT

Michael J. Lyftogt
Vice President Finance,
Chief Accounting Officer and
Interim Chief Financial Officer
(Principal Financial Officer)

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

INDEX TO EXHIBITS

Exhibit No.	Description

3.1*	Restated Certificate of Incorporation of Christopher & Banks Corporation, as amended through July 27, 2010

3.2*	Fifth Amended and Restated By-Laws of Christopher & Banks Corporation, as amended through July 27, 2010

14.1	Code of Conduct of Christopher & Banks Corporation (incorporated herein by reference to Exhibit 14.1 to Current Report on Form 8-K filed January 5, 2011)

31.1*	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed with this report.