Form 10-K
period 2011-02-26
CHRISTOPHER & BANKS CORP
filed 2011-05-12
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 26, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ YES  ☒ NO

The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant as of August 28, 2010, was approximately $226,650,000 based on the closing price of such stock as quoted on the New York Stock Exchange ($6.45) on such date.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, was 35,792,637 as of April 22, 2011 (excluding treasury shares of 9,790,718).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held July 27, 2011 (the “Proxy Statement”) are incorporated by reference into Part III.

CHRISTOPHER & BANKS CORPORATION

2011 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.

BUSINESS

General

Christopher & Banks Corporation is a Minneapolis, Minnesota-based retailer of women’s apparel, which operates retail stores through its wholly-owned subsidiaries (collectively referred to as “Christopher & Banks”, “the Company”, “we” or “us”).  As of April 22, 2011, we operated 770 stores in 46 states, including 509 Christopher & Banks stores, 245 C.J. Banks stores, nine dual-concept stores and seven outlet stores.  We also operate e-Commerce web sites for each of our brands at www.christopherandbanks.com and www.cjbanks.com.

History

Christopher & Banks Corporation, a Delaware corporation, was incorporated in 1986 to acquire Braun’s Fashions, Inc., which had operated as a family-owned business since 1956.  We became a publicly traded corporation in 1992 and in July 2000, our stockholders approved a change in our name from Braun’s Fashions Corporation to Christopher & Banks Corporation.  Our plus-size C.J. Banks brand was developed internally and we opened our first C.J. Banks store in August 2000.  Our Christopher & Banks and C.J. Banks e-Commerce websites began operating in February 2008 to further meet our customers’ needs for unique style, quality, value and convenience.

Christopher & Banks/C.J. Banks brands

Our Christopher & Banks brand offers distinctive fashions featuring exclusively designed, coordinated assortments of women’s apparel in sizes 4 to 16 in our 509 stores and on our web site at www.christopherandbanks.com.  In addition, petite sizes are offered in approximately 350 of our Christopher & Banks stores and online.  Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W in its 245 stores and on its web site at www.cjbanks.com.  Our dual-concept stores and outlet stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the petite, missy and plus size customer in one location.

The casual lifestyle brand fashions sold by Christopher & Banks and C.J. Banks are typically suitable for both work and leisure activities and are offered at moderate price points.  The target customer for Christopher & Banks and C.J. Banks generally ranges in age from 45 to 55 and is typically part of the female baby boomer demographic.

Segments

For details regarding the operating performance of our reportable segments, see Note 19, Segment Reporting, to the consolidated financial statements, which are incorporated herein by reference.

Strategy

We strive to provide our customers with fashionable, versatile, high-quality apparel at a great value and with a consistent fit.  Our overall strategy for our two brands, Christopher & Banks and C.J. Banks, is to offer a compelling, evolving merchandise assortment through our stores and e-Commerce web sites in order to satisfy our customers’ expectations for style, quality, value, versatility and fit, while providing knowledgeable and personalized customer service.

We have positioned ourselves to offer merchandise assortments balancing updated unique, novelty apparel with more classic styles, at affordable prices.  To differentiate ourselves from our competitors, our buyers, working in conjunction with our internal design group, strive to create a merchandise assortment of coordinated outfits, the majority of which are manufactured exclusively for us under our proprietary Christopher & Banks and C.J. Banks brand names.

We have several key initiatives currently underway to return Christopher & Banks to profitability and growth.  First and foremost, our primary focus is on our product.  We are working diligently to increase sales productivity through transforming our merchandising strategy to better align our assortment with our customers’ fashion preferences.  Second, we are taking a customer centric approach as we work to improve our in-store and on-line customer experiences.  Third, we are refining our marketing initiatives. Fourth, our focus on continued multi-channel e-commerce growth has intensified and, finally, we continue to refine our real estate strategy, including the evolution of our outlet strategy.

Merchandise

In fiscal 2011, our merchandise included women’s apparel generally consisting of knit tops, woven tops, jackets, sweaters, skirts, denim bottoms and bottoms made of other fabrics.  In addition, we carried collections of petite styles online and in approximately 350 of our Christopher & Banks stores.  We also began offering jewelry in all stores during the first quarter of fiscal 2011 and expanded the assortment throughout the year.

In the second half of fiscal 2011 we refocused our attention on our core merchandising efforts.  We are striving to develop more innovative and modern merchandise assortments that offer updated styling and better fabrications.  In addition, we are increasing our focus on product construction and fit to ensure consistent standards across all merchandise categories and deliveries.  While we have edited and modified some styling for our fiscal 2012 spring and summer assortments, the full impact of our renewed merchandising effort is expected to be completely incorporated in our fiscal 2012 early fall assortment, to be delivered in August 2011.  In March 2011, we introduced a branded collection which is representative of our new fashion direction. Initial customer reaction to the branded product has been encouraging. As a result, we plan to continue to test new opportunities through the introduction of additional branded collections in fiscal 2012.

In fiscal 2011, we began to test several new product categories in an effort to increase spending by existing customers and to attract new customers to our brands.  We will continue to test product offerings such as sunglasses, scarves, handbags, swimwear and outerwear and, if successful, will expand these product assortments to more stores throughout fiscal 2012.

Sourcing

We are analyzing all aspects of our product development and sourcing practices to identify opportunities for cost savings in an effort to mitigate increases in the cost of raw materials, particularly cotton and synthetic fibers, and production labor.  We are also working to enhance our product sourcing capabilities through building relationships with new merchandise vendors and improving our relationships with existing suppliers.  We intend to diversify our vendor base, including the countries in which our merchandise is produced.  Additionally, we plan to improve visibility to the components of our inbound transportation process with a goal to enhance control and reduce costs.  While we plan to implement some price increases in fiscal 2012, we believe this is a reflection of our improved product.  We intend to maintain our commitment to providing quality merchandise to our customers at a value, while we work to reduce the impact of cost increases.

Customer Experience

In an effort to drive overall productivity, the Company is working to enhance its customer experience. We have focused our associates on strengthening our selling culture while providing more knowledgeable selling and personalized service to our customers.  We will be reintroducing a selling program that includes a grass roots focus, improved product knowledge and store incentives and contests, which are intended to improve sales as our new product assortments are delivered in fiscal 2012.  We also will strive to continue to deliver exceptional personalized customer service in a warm and inviting store environment.

In addition, we continue to refine and add new visual merchandising elements to our stores to maximize displays to provide more compelling and clearer product messages.  This is intended to drive increased numbers of new and existing customers into our stores through more compelling and organized presentation of merchandise and product outfitting options.

Marketing

In fiscal 2011, we expanded our marketing spend to approximately 1.5% of sales and plan to maintain a similar level in fiscal 2012.  Our marketing efforts will be focused on strengthening communications with our customers through e-mail and direct mail.  In fiscal 2012, we plan to deliver approximately eight direct mail pieces and deploy more targeted e-mail campaigns.

In early fiscal 2012, we began an initiative to develop a strong brand presence and ensure consistency in the message we are sending to our customer, including delivering a consistent look and feel across our stores and e-commerce web sites.  We are also developing plans to test media advertising in select markets in the second half of fiscal 2012 in conjunction with the introduction of our updated product assortments.

In March 2010, we launched our Friendship® Rewards loyalty program.  Friendship Rewards is a point-based program where members earn points based on purchases.  After reaching a certain level of accumulated points, members are rewarded with a certificate which may be applied towards purchases at our stores or web sites.  The program has helped us to build our customer database and we will be refining the program throughout fiscal 2012 to encourage increased purchases by our Friendship Rewards members as we move through the year.

e-Commerce

In February 2008, we launched separate e-Commerce web sites for our Christopher & Banks and C.J. Banks brands at www.christopherandbanks.com and www.cjbanks.com.  Today these sites offer the entire assortment of merchandise carried at our Christopher & Banks, C.J. Banks and dual stores in addition to exclusive e-commerce products, select store buys and extended sizes and lengths.  Inventory and order fulfillment for our e-Commerce operations are handled by a third-party provider.

We saw considerable growth in our e-Commerce sales during fiscal 2011 and we plan to continue to grow this business in fiscal 2012.  Customers responded favorably to new online merchandise categories such as extended plus sizes and swimwear.  In fiscal 2012, we plan to expand these new product offerings, along with petites, dresses and outerwear. We will continue to focus on converting existing customers into multi-channel shoppers, attracting new customers to our e-commerce sites and leveraging the branding benefits the e-Commerce channel can provide.  We also plan to increase our online customer base and continue to use the channel to test further product line and size extensions.

The web sites referenced above are for textual reference only and such references are not intended to incorporate our web sites into this Annual Report on Form 10-K.

Real Estate/Leasing

We opened six new stores in fiscal 2011, including one C.J. Banks store, two dual concept stores, and our first three outlet stores.  We closed 23 Christopher & Banks and 14 C.J. Banks stores for a total of 37 store closures in fiscal 2011.  As of February 26, 2011, we operated 775 stores including 517 Christopher & Banks stores, 252 C.J. Banks stores, three dual concept stores and three outlet stores.  In fiscal 2012, we are planning to open nine new dual concept stores and 22 new outlet stores, while we expect to close approximately 20 existing Christopher & Banks and 15 C.J. Banks stores during the year.

We will also continue to focus on reducing occupancy costs through aggressive lease renegotiations and diligently exercising rent reductions related to sales volume and co-tenancy thresholds.  We have approximately 100 leases expiring per year in each of the next five years, allowing for significant opportunities to improve the productivity of our store portfolio through closing underperforming locations, renegotiating more favorable lease terms, and strategically relocating stores in existing markets.

We opened our first dual-concept store (“dual store”) in fiscal 2010.  Dual stores offer merchandise from both of our Christopher & Banks and C.J. Banks brands, and all three size ranges (petite, missy and plus) within each store, resulting in a greater opportunity to service our customers while increasing productivity and enhancing operating efficiencies.  We opened two additional dual stores in fiscal 2011 and plan to open nine new dual stores in fiscal 2012.

We opened our first three outlet stores in the second half of fiscal 2011 as we believe the outlet business provides an additional opportunity to drive profitability and growth.  Our outlet stores offer merchandise from both of our Christopher & Banks and C.J. Banks brands, and all three size ranges (petite, missy and plus) in each location.  In addition, they carry select styles designed and sourced specifically for the outlet business.  Based on the initial success of our first three outlet stores, we believe we have additional opportunities in the outlet business and plan to open approximately 22 new outlet stores in fiscal 2012.

Merchandise Distribution, Planning and Allocation

We have continued to employ disciplined inventory processes and effectively managed our merchandise inventories in fiscal 2011.  We ended fiscal 2011 with inventories up approximately 4% on a per-store basis when compared to the end of fiscal 2010.

We completed the implementation of a new merchandise planning and allocation system in fiscal 2009 and expanded use of the system in fiscal 2010 and 2011.  Through the use of the new allocation modules, we have gained increased flexibility in product placement.  Functionality from this system has allowed us to more readily manage our merchandise assortments based on differences in store sales volume and regional climates, as well as customer size and fashion preferences.  The system has provided us with improved forecasting of sales, merchandise margins and inventory levels and allows us to continue to maintain strict inventory controls.

We utilize a single distribution center in Plymouth, Minnesota to receive and distribute merchandise to our stores and to our third-party e-Commerce provider.  Once received at our distribution center, merchandise is counted and processed for distribution to stores.  In fiscal 2011, we enhanced our product handling equipment and improved our processes, which resulted in continued improvements in productivity and efficiency of merchandise receiving, packing and distribution.

Store Operations

We manage our store organization in a manner that encourages participation by our field associates in the execution of our business and operational strategies.  Our store operations are organized into districts and regions.  Each district is managed by a district manager, who typically supervises an average of 14 stores.  We have five regional managers who supervise our district managers.

Information Technology

We have built and maintain a scalable, cost-effective and integrated information technology infrastructure.  In fiscal 2011, we completed our rollout of upgraded point-of-sale hardware and software to all stores and implemented a new product lifecycle management system.  While we anticipate that there will be normal, ongoing system enhancements and investments, we do not anticipate additional significant information technology investments in the near term.

Competition

The women’s retail apparel business is highly competitive.  To differentiate us from our competitors, our buyers, working in conjunction with our internal design group, create a merchandise assortment which is manufactured exclusively for us under our proprietary Christopher & Banks and C.J. Banks brand names.  We believe that the principal basis upon which we compete is by providing an updated, modern, exclusively designed merchandise selection, quality garment construction, value, visual merchandise presentation, personalized customer service and store location.  Our competitors include a broad range of national and regional retail chains that sell similar merchandise, including department stores and specialty stores.  Many of these competitors are larger and have greater financial resources than us.  We believe that our unique merchandise assortments, strong visual presentation, product quality, affordable merchandise price and customer service enable us to compete effectively.

Employees

As of April 22, 2011, we had approximately 1,700 full-time and 4,700 part-time employees.  The number of part-time employees typically increases during November and December in connection with the holiday selling season.  Approximately 242 of our associates are employed at our corporate office and distribution center facility, with the remaining associates employed in our store field organization.  None of our employees is represented by a labor union or is subject to a collective bargaining agreement.  We have never experienced a work stoppage and consider our relationship with our employees to be good.

Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, consumer confidence, customer response to our seasonal merchandise mix, timing of new store openings, adverse weather conditions, shifts in the timing of certain holidays and shifts in the timing of promotional events.  Traditionally, we have had higher sales, and have been more profitable, in the first and third quarters of our fiscal year, and have had lower sales, and have been less profitable or incurred losses, in our second and fourth fiscal quarters.

Trademarks and Service Marks

The Company, through our wholly-owned subsidiary, Christopher & Banks Company, is the owner of the federally registered trademarks and service marks “christopher & banks,” which is our predominant private brand, and “cj banks,” our plus-size private brand.  Management believes these primary marks are important to our business and are recognized in the women’s retail apparel industry.  Accordingly, we intend to maintain these marks and the related registrations.  U.S. trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade.  Management is not aware of any challenges to our right to use these marks in the United States.

Available Information

We make available free of charge, on or through our web site, located at www.christopherandbanks.com under the heading Investor Relations, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

ITEM 1A.

RISK FACTORS

We make forward-looking statements in some of our filings with the SEC and in other oral or written communications, such as our quarterly investor conference calls and earnings announcements.  Our business is subject to a variety of risks.  In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating our business and the forward-looking statements we may make.  Set forth below are the more significant risk factors which could cause our future results to differ, in some cases, materially from what we anticipate and from those forward-looking statements.  Please also see the “Forward-Looking Statements” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated into this Item 1A by reference.

Economic conditions may cause a decline in business and consumer spending which could adversely affect our financial performance.

Our financial performance is impacted by general economic conditions and their effect on consumer confidence and consumer spending, which may continue to be depressed for the foreseeable future.  Some of the factors impacting discretionary consumer spending include general economic conditions, wages and unemployment, consumer debt, residential real estate and mortgage markets, taxation, fuel and energy prices, consumer confidence and other macroeconomic factors.  The current economic conditions may continue to negatively affect consumer purchases of our merchandise and adversely impact our results of operations, liquidity and potential for growth.  In addition, economic conditions could negatively impact the Company’s retail landlords and their ability to maintain their shopping centers in a first-class condition and otherwise perform their obligations, which in turn could negatively impact our sales.  Although the recent global financial crisis eased somewhat in the United States during fiscal 2011 from the levels reached during fiscal 2009 and fiscal 2010, world-wide economic conditions remain challenging and consumer spending remains depressed as compared to pre-crisis levels.  Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected.  The state of the U.S. economy may continue to affect consumer purchases of our merchandise and adversely impact our results of operations and our potential for growth.  It is difficult to predict whether recent improvements in the economic, capital and credit markets will continue or whether such conditions will deteriorate, as well as the impact this might have on our business.

All of our stores are located within the United States, making us highly susceptible to deteriorations in U.S. macroeconomic conditions and consumer confidence.

All of our stores are located within the United States, making our results highly dependent on U.S. consumer confidence and the health of the U.S. economy.  In addition, a significant portion of our total sales is derived from stores located in nine states:  Illinois, Indiana, Iowa, Michigan, Minnesota, Ohio, New York, Pennsylvania and Wisconsin, resulting in further dependence on local economic conditions in these states.  Deterioration in macroeconomic conditions and consumer confidence could negatively impact our business in many ways.  It is difficult to predict how long the current economic conditions will continue and what long-term impact, if any, they will have on our business.  In the short-term, however, these conditions have negatively affected our results of operations.

Our stock price may be volatile due to many factors affecting our sales and earnings.

A variety of factors have historically affected, and will continue to affect, our comparable sales results and profit margins.  These factors include fashion trends and client preferences, changes in our merchandise mix, competition, economic conditions, weather, effective inventory management and new store openings.  There is no assurance that we will achieve positive levels of sales and earnings growth, and any decline in our performance could have an adverse affect on the market price of our common stock.

Our stock price has experienced, and could continue to experience in the future, substantial volatility as a result of many factors, including global economic conditions, broad market fluctuations, our operating performance and public perception of the prospects for the women’s apparel industry.  Failure to meet market expectations, particularly with respect to comparable sales, net revenue, operating margins and earnings per share, would likely result in a decline in the market value of our stock.

If we are unable to anticipate or react to changing consumer preferences in a timely manner, our sales, merchandise margins and operating income could decline.

Our success largely depends on our ability to consistently gauge and respond on a timely basis to fashion trends and provide a balanced assortment of merchandise that satisfies changing fashion tastes and customer demands that translates into appropriate, saleable product offerings for each of our two brands.  Customer tastes and fashion trends change rapidly.  Any missteps may affect merchandise desirability and inventory levels.  Our failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends could lead to lower sales, missed opportunities and excess inventories.  This in turn could lead to more frequent and larger markdowns, which could have a material adverse impact on our business.  Merchandise missteps could also negatively impact our image with our customers and result in diminished brand loyalty.

Our ability to manage inventory levels and our ability to predict or respond to customer demand may impact our results.

The long lead times required for a substantial portion of our merchandise makes customer demand difficult to predict and responding to changes quickly a challenge.  Though we have the ability to source certain product categories with shorter lead times, we enter into contracts for a substantial portion of our merchandise well in advance of the applicable selling season.  Our financial condition could be adversely affected if we are unable to manage inventory levels and respond to short-term shifts in customer demand patterns.  Inventory levels in excess of customer demand may result in excessive markdowns and, therefore, lower than planned margins.  On the other hand, if we underestimate demand for our merchandise we may experience inventory shortages resulting in missed sales and lost revenues.  Either of these events could harm our operating results and brand image.  In addition, our margins may be impacted by changes in our merchandise mix and a shift toward merchandise with lower selling prices.  These changes could have an adverse affect on our results of operations.

The absence of, or a further reduction in, customer traffic to our stores could significantly reduce our sales and leave us with unsold inventory.

A significant portion of our current stores are located in shopping malls and other retail centers.  Sales at these stores are derived in considerable part from the volume of traffic generated in those malls or retail centers, which, if reduced, in turn can result in lower traffic at our stores.  Sales volume has been adversely affected by the reduction in traffic both generally and at our stores due to economic conditions, the closing of anchor department stores and competition from other brick and mortar retailers, internet retailers and other locations where we do not have stores, and the closing of other stores in the malls or retail centers in which our stores are located.  If the volume of consumer traffic at malls or retail centers declines, this could limit the number of customers visiting many of our stores. This could result in lower sales and leave us with excess inventory.  In such circumstances, we may have to respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which could adversely impact our merchandise margins and operating income.

We operate in a highly competitive retail industry.  The size and resources of some of our competitors may allow them to compete more effectively than we can, which could result in a loss of market share.

The women’s specialty retail apparel business is highly competitive.  Increased competition could result in price reductions, increased marketing expenditures and loss of market share, all of which could have an adverse affect on the Company’s financial condition and results of operations.  We believe we compete primarily with women’s apparel retailers and department stores, catalog retailers and internet businesses that sell women’s apparel.  We believe that the principal bases upon which we compete for sales are the quality, design and price of our merchandise, the quality of our customer service, our visual merchandise presentation and store locations.  Many of our competitors are companies with greater financial, marketing and other resources available to them.  They may be able to adapt to changes in customer preferences more quickly, devote greater resources to the marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can.  In addition, an increased level of promotions or discounted sales by our competitors may adversely affect response rates to our merchandise or to our own level of promotions or sales.  As a result, we may lose market share or experience a reduction in store traffic, which could reduce our revenues, merchandise margins and operating income.  In addition to competing for sales, we compete for favorable store locations, lease terms and qualified associates.  Increased competition in these areas may result in higher costs, which could reduce our sales and margins and adversely affect our results of operations.

Fluctuations in our level of comparable store sales could adversely affect our earnings growth.

Our results of operations for our individual stores have fluctuated in the past and can be expected to fluctuate in the future.  Since the beginning of fiscal year 2007 through fiscal year 2011, our quarterly comparable store sales have ranged from an increase of 9% to a decrease of 24%.  We cannot ensure that we will be able to achieve a high level of comparable store sales in the future.  A variety of factors has affected, and will continue to affect, our comparable stores sales and operating results, including:

•                  fashion trends and customer preferences;

•                  changes in our merchandise mix;

•                  mall or retail center traffic;

•                  calendar shifts of certain holiday periods;

•                  the effectiveness of our inventory management;

•                  the timing of promotional events;

•                  weather conditions;

•                  changes in general economic conditions and consumer spending patterns; and

•                  actions of competitors or anchor tenants in retail centers or malls.

There is no assurance that we will achieve positive levels of comparable store sales or earnings growth in the future, and any declines in our comparable stores sales or financial performance could have an adverse affect on the market price of our common stock, as well as result in further impairment of our long-lived (i.e., store) assets.

Our sales, operating income and inventory levels fluctuate on a seasonal basis and decreases in sales or margins during our peak seasons could have a disproportionate affect on our overall financial condition and results of operations.

Our business experiences seasonal fluctuations in net sales and operating income, with a significant portion of our operating income typically realized during the first and third fiscal quarters (spring and fall selling seasons).  Any decrease in sales or margins particularly during these periods could have a disproportionate affect on our financial condition and results of operations.  Seasonal fluctuations also affect our inventory levels.  We must carry a significant amount of inventory, especially before the spring and fall selling seasons.  If we are not successful in selling our inventory, we may have to write down the value of our inventory or sell it at significantly reduced prices, which could have an adverse affect on our financial condition and results of operations.

We have experienced significant management turnover and our future success will depend to a significant extent on the current management team’s ability to implement a successful business strategy.

In the past year, we have experienced changes in our president and chief executive officer, our chief financial officer and our top merchandising officer.  Our future success will depend to a significant extent on the current management team’s ability to develop and implement a successful business strategy, to lead and motivate our employees, and to work effectively together and with our Board of Directors.  If this management team is not successful in that regard, our ability to execute our business strategy and tactical initiatives could be adversely affected.  Future turnover within senior management could adversely impact the execution of our business strategies, our stock price, our results of operations and it may make recruiting for future management positions more difficult.

Our results of operations could deteriorate if we fail to attract, develop and retain qualified employees.

Our success depends to a significant extent on both the continued services of our current executive and management team, as well as our ability to attract, hire, motivate and retain qualified employees, including store personnel in the future.  Competition for experienced managers in the retail industry is considerable, and our operations could be adversely affected if we cannot retain our experienced managers or if we fail to attract additional qualified individuals.  Our performance also depends in large part on the talents and contributions of engaged and skilled associates in all areas of our organization.  If we are unable to identify, hire, develop, motivate and retain talented individuals, we may be unable to compete effectively and our business could be adversely impacted.

The turnover rate in the retail industry’s store operations is high, and qualified individuals of the requisite caliber and number needed to fill open positions may be in short supply in some geographic areas.  Significant increases in employee turnover rates could have an adverse affect on our business, financial condition and results of operations.  Effective leadership and strategic guidance of our executives and key members of our merchandise creative team is critical to developing successful merchandise offerings that reinforce our brand identity.  The loss, for any reason, of the services of any of these key individuals could delay or adversely affect the implementation of our strategic initiatives or style and quality of the merchandise we offer.

Extreme and/or unseasonable weather conditions could have a disproportionately large affect on our business, financial condition and results of operations and we could be forced to mark down inventory.

Extreme weather conditions in the areas in which our stores are located could have an adverse affect on our business, financial condition and results of operations.  For example, heavy snowfall or other extreme weather conditions over a prolonged period might make it difficult for our customers to travel to our stores.  Our business is also susceptible to unseasonable weather conditions.  For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with those unseasonable conditions in the affected areas of the United States.  Any such prolonged unseasonable weather conditions could adversely affect our business, financial condition and results of operations.

Our ability to manage selling, general and administrative expenses and capital expenditures may impact our operating results.

In order to maintain or improve our operating margins, we need to successfully manage our operating costs.  Our inability to successfully manage labor costs, occupancy costs or other operating costs, or our inability to take advantage of opportunities to reduce operating costs or to manage capital expenditures, could adversely affect our operating margins and our results of operations.

We are highly dependent on a few suppliers who primarily manufacture overseas.

We do not own or operate any manufacturing facilities and depend on independent third parties to manufacture our merchandise.  We cannot be certain that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality controls and failure to meet production deadlines or increases in manufacturing costs.  In addition, we source our merchandise from a select group of manufacturers and we continue to strive to strengthen our relationships with those vendors.

In fiscal 2011, approximately 12% of our merchandise was directly imported from foreign factories and our ten largest suppliers accounted for approximately 77% of the merchandise we purchased.  While this strategy has benefits, it also has risks.  If one or more of our key vendors were to cease working with us, the flow of merchandise to our stores could be impacted, which could have an adverse affect on our sales and results of operations.  In addition, worldwide economic conditions continue to impact businesses around the world, and the impact of those conditions on our major suppliers cannot be predicted.  Our suppliers may be unable to obtain adequate credit or access liquidity to finance their operations.  A manufacturer’s failure to ship merchandise to us on a timely basis or to meet our product safety and quality standards could cause supply shortages, resulting in lost revenues and operating margins and this could adversely affect our financial performance.

Our reliance on foreign sources of production poses various risks.

Substantially all of our directly imported merchandise is manufactured in Asia.  The majority of these goods are produced in China, Indonesia and India.  An adverse change in the status of our relationship with our largest suppliers or any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including the imposition of additional import restrictions, could harm our operations.  We have no long-term merchandise supply contracts, and we compete with other companies for production facilities.

Because we purchase a significant portion of our merchandise from overseas, we are subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as:

•                  significant delays in the delivery of cargo due to port security considerations;

•                  imposition of duties, taxes or other charges on imports;

•                  imposition of new legislation relating to import quotas or other restrictions that may limit the quantity of our merchandise that may be imported into the United States from countries or regions where we do business;

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

•                  potential recalls or cancellations of orders for any merchandise that does not meet our quality standards;

•                  disruption of imports by labor disputes and local business practices;

•                  political or military conflict involving the United States, which could cause a delay in the transportation of the Company’s products and an increase in transportation costs;

•                  heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods;

•                  natural disasters, disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas; and

•                  the migration and development of manufacturers, which can affect where our products are or will be produced.

Any of the foregoing factors, or a combination of them, could have an adverse affect on our business.

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

Our raw material and sourcing costs may increase, which could negatively impact our profitability.

The raw materials, in particular cotton and petroleum-based synthetics, used to manufacture our merchandise are subject to availability constraints and price volatility caused by high demand for fabrics, labor conditions, transportation or freight costs, currency fluctuations, weather conditions, supply conditions, government regulations, the economic climate and other unpredictable factors.  We have taken steps to mitigate sourcing pressures from rising raw material costs by making advance commitments on key core fabrics, leveraging our strong vendor relationships and using country sourcing flexibility.  Despite these measures, an increase in the demand for, or the price of, and/or a decrease in the availability of the raw materials used to manufacture our merchandise could have an adverse affect on our cost of sales or our ability to meet our customers’ needs.  Increases in labor costs, especially in China, as well as a shortage of labor in certain areas of China, may also impact our sourcing costs.  We may not be able to pass all or a portion of such higher sourcing costs on to our customers, which could negatively impact our profitability.

Our transportation and labor costs are subject to price volatility, which could result in increased costs.

Our transportation and labor costs are subject to price volatility caused by the price of oil, supply of labor, governmental regulations, economic climate and other unpredictable factors.  We may not be able to pass all or a material portion of any higher transportation or labor costs on to our customers, which could negatively impact our profitability.

Our inability to maintain the value of our brands and our trademarks may adversely affect our business and financial performance.

The Christopher & Banks and C.J. Banks brand names are integral to our business, as well as to the implementation of our strategies for expanding our business.  Maintaining, promoting, positioning and growing our brands will depend largely on the success of our design, merchandising and marketing efforts and on our ability to provide a consistent, high quality customer experience.  Our business could be adversely affected if we fail to achieve these objectives for one or both of these brands.  In addition, our public image and reputation could be tarnished by negative publicity.  Any of these events could negatively impact sales.

We also believe that our “christopher & banks” and “cj banks” trademarks are important to our success.  Even though we register and protect our trademarks and other intellectual property rights, there is no assurance that our actions will protect us from the prior registration of trademarks by others or prevent others from infringing our trademarks and proprietary rights or seeking to block sales of our products as infringements of their trademarks and proprietary rights.  If we cannot adequately protect our marks or prevent infringement of them, our business and financial performance could suffer.  In addition, others may assert rights in, or ownership of, trademarks and other intellectual property rights or in marks that are similar to ours, and we may not be able to successfully resolve these types of conflicts to our satisfaction.  In some cases, there may be holders who have prior rights to similar marks.  Failure to protect our trademarks could adversely affect our business.

The failure of our complex management information systems to operate continuously or as intended could adversely affect our sales and profitability and our reputation.

The efficient operation of our business is dependent on a number of complex management information systems.  In particular, we rely on our information systems to effectively manage product development, merchandising, sourcing, customer service, supply chain, finance and marketing systems, as well as our in-store point-of-sale systems.  Our ability to maintain and upgrade our information systems is critical to the success of our business.  The hardware and software to support our information systems may not continue to be available on commercially reasonable terms or at all.  Any disruptions to our information system infrastructure or loss of the right to use any of this hardware or software could affect our operations, which could negatively affect our business until corrected or until equivalent technology is identified, obtained or developed and integrated into our systems. In addition, the software underlying our operations can contain undetected errors.  Upon detection, we may be forced to modify our operations until such problems are corrected and, in some cases, may need to implement enhancements to correct errors that we did not initially detect.  Problems with the software underlying our operations could result in loss of revenue, unexpected expenses and capital costs, diversion of resources, loss of market share and damage to our reputation which could adversely affect our business, financial condition and results of operations.

We depend significantly on a single operations and distribution facility.

All of our administrative and distribution operations are housed in a single facility.  A significant interruption in the operation of this facility due to natural disasters, accidents or other events could reduce our ability to receive and provide merchandise to our stores, as well as reduce our ability to administer and oversee our business, which could reduce our sales and results of operations. The success of our stores depends on their timely receipt of merchandise from our distribution center.  A single independent third party transportation company delivers the vast majority of our merchandise to our stores and to our third party e-commerce provider. Disruptions in the delivery of merchandise or work stoppages, slowdowns or strikes by employees of this third party could delay the timely receipt of merchandise, which could result in lost sales, a loss of loyalty to our brands and the late receipt of inventory when it is no longer seasonally appropriate.  Timely receipt of merchandise by our stores or our third party e-commerce provider may also be affected by factors such as inclement weather, natural disasters, accidents, system failures and acts of terrorism or other unforeseen causes.  This could result in lost sales, lower profits, loss of customers or loyalty to our brands and excess inventory.  If our use of our facility or distribution center were interrupted, it would disrupt business operations and could adversely affect our operations and our earnings.

There are risks associated with our e-commerce business.

We sell merchandise over the internet through our websites, www.christopherandbanks.com and www.cjbanks.com.  Our e-commerce operations are subject to numerous risks, including:

•                  the successful implementation of new systems and internet platforms;

•                  reliance on a single third party fulfillment center;

•                  rapid technological change;

•                  reliance on third party computer hardware and software;

•                  diversion of sales from our stores;

•                  liability for online content;

•                  violations of state or federal privacy laws, including those relating to online privacy;

•                  credit card fraud;

•                  the failure of the computer systems that operate our websites and their related support systems, including the threat of computer viruses;

•                  telecommunication failures and electronic break-ins and similar disruptions; and

•                  timely delivery of our merchandise to our customers by third parties.

If consumer confidence in making purchases over the internet declines as a result of privacy or other concerns, our e-commerce sales may be adversely effected.  We also may be required to incur increased costs to address or remedy any system failures or security breaches or any actual or perceived consumer privacy concerns.  There also can be no assurance that our e-commerce operations will meet our sales and profitability plans and the failure to do so could negatively impact our revenues and earnings.

If third parties who manage some aspects of our business do not adequately perform their functions, we might experience disruptions in our business, resulting in decreased profits or losses and damage to our reputation.

We use third parties in various aspects of our business or to support our operations.  We have a long-term contract with a third party to manage much of our e-commerce operations, including order management, order fulfillment, customer care, and channel management services.  We rely on third parties to inspect the factories where our products are made for compliance with our vendor code of conduct and labor standards.  We may rely on a third party for the implementation and/or management of certain aspects of our information technology infrastructure.  We also rely on third parties to transport merchandise and deliver it to our distribution center, as well as to ship merchandise to our stores and to our third party e-commerce fulfillment center.  Failure by any of these third parties to perform these functions effectively and properly could disrupt our operations and negatively impact our profitability and reputation.

Effects of war, terrorism or other catastrophes could adversely impact our business or operations.

Threats of terrorist attacks or actual terrorist events in the United States or worldwide could cause damage or disruption to international commerce and the global economy, disrupt the production, shipment or receipt of our merchandise or lead to lower customer traffic at malls or retail centers.  Natural disasters, pandemics or other significant health issues could also impact our ability to open and run our stores in affected areas or the manufacturing operations of our vendors.  Lower customer traffic due to security concerns, war or the threat of war, natural disasters, pandemics or other health concerns, and the decreased sales that would likely result, could have an adverse impact on our business, financial condition and results of operations.

Failure to comply with legal and regulatory requirements could damage our reputation, financial condition and market price of our stock.

Our policies, procedures and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the U.S. Securities and Exchange Commission and the New York Stock Exchange, as well as applicable employment laws.  Any changes in regulations, the imposition of additional regulations or the enactment of any new legislation, in response to current economic conditions or otherwise, may increase the complexity of the regulatory environment in which we operate and the related cost of compliance.  Failure to comply with such laws and regulations may damage our reputation, impact our financial condition or reduce the market price of our stock.

Our business could suffer if one of the manufacturers of the goods that we sell fails to follow acceptable labor practices.

We expect that manufacturers of the goods that we sell to operate in compliance with applicable laws and regulations and comply with our social compliance program.  Our social compliance program promotes ethical business practices and our staff and the staff of our third party inspection service company periodically visit or inspect the operations of our independent manufacturers to assess compliance with our social compliance program.  However, we do not control these manufacturers or their labor or business practices.  The violation of labor or other laws by an independent manufacturer used by us, or the divergence of an independent manufacturer’s labor practices from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt the shipment of products to us, damage our reputation or result in cancelled contracts or orders.  Any of these events could have an adverse affect on our revenues and consequently our results of operations.

Our marketing efforts rely upon the effective use of customer information.  Restrictions on the availability or use of customer information or unauthorized disclosure of sensitive or confidential information could adversely affect our marketing programs or expose us to litigation, which could disrupt our operations and harm our business.

As part of our normal course of business, we collect, process and retain sensitive and confidential customer information.  Any limitations imposed on the use of such consumer data, whether imposed by federal or state governments or business partners, could have an adverse affect on our future marketing activities.  Despite the security measures we have in place, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or similar events.  Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, could severely damage our reputation, expose us to risks of litigation and liability, disrupt our operations and harm our business.

Government mandated healthcare requirements could adversely affect our profits.

In March 2010, the Patient Protection and Affordable Care Act (the “Act”) and the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”) were signed into law.  The Act, as modified by the Reconciliation Act, includes a large number of health care provisions to take effect over four years.  The costs of these provisions are expected to be funded by a variety of taxes and fees.  Some of the taxes and fees, as well as certain health care changes required by these provisions, are expected to result, directly or indirectly, in increased health care costs for us. While we are still evaluating the impact of the Act, this legislation, as well as any future changes in healthcare legislation, could increase healthcare expenses for us and have an adverse affect on our results of operations.

Our ability to successfully manage store growth and optimize the productivity and profitability of our store portfolio may impact our financial performance.

Our ability to return to profitability depends, in part, on our ability to successfully open and operate new stores, including new store concepts, and to optimize the performance of our current stores, including by closing under-performing stores.  Due to the deterioration in the macroeconomic environment in fiscal year 2009 and the continued economic uncertainty, we reduced our capital expenditures for fiscal years 2010 and 2011.  As the economy recovers, we intend to open more new stores, while relocating and remodeling a portion of our existing store base each year.  Accomplishing our store opening goals depends upon a number of factors, including locating suitable sites and negotiating favorable lease terms. We must also be able to effectively renew and renegotiate lease terms for existing stores.  Improving the profitability of our stores and optimizing store productivity will also depend on customer acceptance of our dual store and outlet store concepts and our effectively executing the planned store growth for fiscal 2012.  Hiring and training qualified associates, particularly at the store management level, and maintaining overall good relations with our associates, is also important to our store operations.  There is no assurance that we will achieve our store expansion goals, manage our potential growth effectively or operate our stores profitably.

We may be subject to adverse outcomes in current or future litigation matters.

We are involved from time-to-time in litigation and other claims against our business.  The types of claims that could be asserted against us based on litigation that has been asserted against others, particularly in the retail industry, includes commercial, intellectual property infringement (as discussed below), customer and employment claims, including class action lawsuits claiming that we have violated federal or state laws.  These matters typically arise in the ordinary course of business but in some cases could also raise complex factual and legal issues requiring significant management time and, if determined adversely to the Company, could subject the Company to material liabilities. We believe that our current litigation matters will not have a material adverse affect on the results of our operations or financial condition.  However, our assessment of current litigation could change in light of the discovery of facts with respect to legal actions pending against us not presently known to us or determinations by judges, juries or other finders of fact which do not accord with our evaluation of the possible liability or outcome of such litigation.

In recent years there has been increasing activity by companies which have acquired intellectual property rights but do not practice those rights (sometimes referred to as “patent trolls”) to engage in very broad licensing programs aimed at a large number of companies in a wide variety of businesses or at retail companies specifically.  These efforts typically involve proposing licenses in exchange for a substantial sum of money and may also include the threat or actual initiation of litigation for that purpose.  Any such litigation can be quite costly to defend, even if unsubstantiated or invalid.  There is one such matter pending against us which our third party e-commerce provider has agreed to defend and indemnify us, subject to the terms of our e-commerce agreement with them.  We also receive from time-to-time communications from patent trolls relating to proposed licenses.  It is not possible to predict the impact, if any, of such claims on our business and operations.

We may not successfully implement our fiscal 2012 initiatives.

In conjunction with recent changes in senior management, the Company has begun to undertake a series of initiatives to return the Company to profitability and growth, in particular transforming our merchandise strategy to better align with our customers’ fashion preferences.  While progress on these initiatives has been made, our ability to continue to make progress depends upon a number of factors which could result in unexpected costs, delays or failure to meet our internal expectations.  If we are unable to improve our financial performance, additional measures and cost controls may need to be implemented and our results of operations could be adversely affected.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

There are no matters which are required to be reported under Item 1B.

ITEM 2.

PROPERTIES

Store Locations

Our stores are located primarily in shopping malls and retail centers in smaller to mid-sized cities and suburban areas.  Approximately 85% of our stores are located in enclosed malls that typically have numerous specialty stores and two or more general merchandise chains or department stores as anchor tenants.  The remainder of our Christopher & Banks and C.J. Banks stores are located in power, strip and lifestyle shopping centers. While we have historically operated the majority of our stores in enclosed shopping malls, we intend to focus our future store expansion on off-mall locations where appropriate, due to the convenience these locations provide our customers and the reduced occupancy costs associated with these sites.  In addition, we launched an outlet division in fiscal 2011 and have seven locations in outlet centers as of April 22, 2011.

At April 22, 2011, our Christopher & Banks, C.J. Banks, dual and outlet stores averaged approximately 3,300, 3,600, 4,400 and 3,800 square feet, respectively.  Approximately 85% of the total aggregate store square footage is allocated to selling space.

At April 22, 2011, we operated 770 stores in 46 states as follows:

	Christopher
State	& Banks	C.J. Banks	Dual	Outlet	Total Stores
Alabama	5	3	—	—	8
Alaska	—	—	—	—	—
Arizona	8	2	—	—	10
Arkansas	6	1	—	—	7
California	7	1	—	—	8
Colorado	18	10	—	1	29
Connecticut	3	—	—	—	3
Delaware	2	—	—	—	2
Florida	14	4	—	—	18
Georgia	5	1	—	—	6
Hawaii	—	—	—	—	—
Idaho	7	2	—	—	9
Illinois	27	15	—	—	42
Indiana	18	14	—	—	32
Iowa	21	10	1	—	32
Kansas	11	7	—	1	19
Kentucky	10	4	—	—	14
Louisiana	2	—	—	—	2
Maine	2	2	—	—	4
Maryland	7	1	—	—	8
Massachusetts	11	2	—	—	13
Michigan	29	15	—	—	44
Minnesota	32	12	2	1	47
Mississippi	—	—	—	—	—
Missouri	11	12	2	1	26
Montana	6	4	—	—	10
Nebraska	12	7	—	—	19
Nevada	—	—	—	—	—
New Hampshire	3	—	—	—	3
New Jersey	2	—	—	—	2
New Mexico	2	2	—	—	4
New York	22	13	1	—	36
North Carolina	8	4	—	—	12
North Dakota	7	4	—	—	11
Ohio	35	23	1	1	60
Oklahoma	7	1	—	—	8
Oregon	7	3	—	—	10
Pennsylvania	36	18	1	1	56
Rhode Island	1	—	—	—	1
South Carolina	3	—	—	—	3
South Dakota	6	2	—	—	8
Tennessee	11	7	—	—	18
Texas	16	3	—	—	19
Utah	9	4	—	—	13
Vermont	2	1	—	—	3
Virginia	13	5	—	—	18
Washington	15	7	1	—	23
West Virginia	7	7	—	—	14
Wisconsin	20	10	—	1	31
Wyoming	3	2	—	—	5
	509	245	9	7	770

Store Leases

All of our store locations are leased.  Lease terms typically include a rental period of ten years and may contain a renewal option.  Leases generally require payments of fixed minimum rent and contingent percentage rent, calculated based on a percent of sales in excess of a specified threshold.

The following table, which covers all of the stores operated by us at April 22, 2011, indicates the number of leases expiring during the fiscal year indicated and the number of such leases with renewal options.  The number of stores with leases expiring in fiscal 2012 includes those stores which currently are operating on month-to-month terms.

	Number of	Number with
Fiscal Year	Leases Expiring	Renewal Options
2012	187	6
2013	129	—
2014	116	1
2015	104	2
2016	73	—
2017-2020	161	11
Total	770	20

For leases that expire in a given year, we plan to evaluate the projected future performance of each store location prior to lease expiration to determine if we will seek to negotiate a new lease for that particular location.

Corporate Office and Distribution Center Facility

In fiscal 2002, we purchased our 210,000 square foot corporate office and distribution center facility, located in Plymouth, Minnesota.  Prior to fiscal 2002, we leased this facility.  We utilize the entire facility for our corporate office and distribution center requirements.  Management believes our corporate office and distribution center facility space is sufficient to meet our requirements for fiscal 2012.

ITEM 3.

LEGAL PROCEEDINGS

We are subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business.  Although the amount of any liability that could arise with respect to any current proceedings cannot, in management’s opinion, be accurately predicted, any such liability is not expected to have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4.

(REMOVED AND RESERVED)

There is no disclosure required under this Item.

ITEM 4A.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers as of April 22, 2011.

Name	Age	Positions and Offices
Larry C. Barenbaum	64	President and Chief Executive Officer
Monica L. Dahl	44	Senior Vice President, e-Commerce, Planning & Allocation, and Strategy
Luke R. Komarek	57	Senior Vice President, General Counsel and Corporate Secretary
Michael J. Lyftogt	42	Senior Vice President, Chief Financial Officer
Michelle L. Rice	36	Vice President, Store Operations
Julie M. Rouse	48	Senior Vice President, General Merchandise Manager

Larry C. Barenbaum was elected President and Chief Executive Officer on January 10, 2011.  From October 19, 2010 to January 10, 2011 he served as Interim President and Chief Executive Officer.  He has been a Director of the Company since March 1992 and was Chairman of the Board from December 2005 to January 10, 2011.  Mr. Barenbaum founded Lawrence Jewelry Company, a fashion wholesale jewelry distribution company, in 1970.  He sold Lawrence Jewelry Company in 1986 and continued to serve as its CEO until November, 1991.  Mr. Barenbaum has over 25 years of experience in the retail industry, in addition to serving as a consultant in the specialty retail and services industry until October 19, 2010.

Monica L. Dahl has served as Senior Vice President, e-Commerce, Planning & Allocation, and Strategy since July 2010.  From August 2008 to July 2010 Ms. Dahl served as Senior Vice President, Planning & Allocation and e-Commerce.  From December 2005 to July 2008, she was Executive Vice President and Chief Operating Officer.  Ms. Dahl served as Vice President of Business Development from November 2004 to December 2005.  Upon joining the Company in May 2004, Ms. Dahl was Director of Business Development.  From January 1993 to April 2004, Ms. Dahl held various positions with Wilson’s Leather including Director of Sourcing; Divisional Merchandise Manager — Women’s Apparel; Director of Merchandise Planning; and several positions in the Finance department.  Ms. Dahl was with Arthur Andersen LLP from December 1987 to December 1992.

Luke R. Komarek has served as Senior Vice President, General Counsel since May 2007.  He was named Corporate Secretary in August 2007.  Prior to joining the Company, Mr. Komarek served as General Counsel, Chief Compliance Officer and Secretary at PNA Holdings, LLC and Katun Corporation from March 2004 to May 2007.  Previously, Mr. Komarek served as Vice President of Legal Affairs and Compliance at Centerpulse Spine-Tech Inc. from February 2003 to March 2004.  Mr. Komarek was employed by FSI International, Inc., a semiconductor equipment company, from 1995 to 2002, most recently serving as Vice President, General Counsel and Corporate Secretary.

Michael J. Lyftogt was elected Senior Vice President, Chief Financial Officer effective February 23, 2011.  From July 15, 2010 to February 23, 2011 Mr. Lyftogt served as Chief Accounting Officer and Interim Chief Financial Officer.  Prior to his appointment as Chief Accounting Officer in July 2010, he served as Vice President, Finance since March 2006 and was the Company’s Controller from March 1998 through February 2006.  Prior to joining the Company, Mr. Lyftogt was Controller for M.F. Bank & Company, Inc.  Mr. Lyftogt also has previous experience in public accounting.

Michelle L. Rice was elected Vice President, Store Operations effective February 23, 2011.  From July 2010 until February 23, 2011, she was Vice President, Stores.  From August 2008, when she joined the Company, until July 2010 she was a Regional Vice President.  Ms. Rice has over 20 years of retail industry experience.  She was the Regional Sales Director at Fashion Bug, a division of Charming Shoppes, a fashion retailer of missy and plus size apparel, from November 2006 to August 2008 and was a District Operations Manager at TJX Corporation  from 2003 to November 2006.

Julie M. Rouse joined the Company as Senior Vice President, General Merchandise Manager in October 2010.  From August 2009 to October 2010, Ms. Rouse was employed as Vice President of Merchandising by ThatsWhatIWant.com, an e-Commerce company providing women’s clothing in sizes 12, 14 and 16.  From April 2009 through August 2010, Ms. Rouse also acted in a consulting role for several companies.  She was previously employed by Christopher & Banks from 1995 through September 2008 in various capacities, including Vice President, General Merchandise Manager-CJ Banks from 2001 until September 2008.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “CBK”.  The quarterly high and low stock sales price information for our common stock for fiscal 2011 and fiscal 2010 is included in the table below.

	Market Price
Quarter Ended	High	Low
February 26, 2011	$6.38	$5.21
November 27, 2010	$7.91	$5.15
August 28, 2010	$8.92	$6.00
May 29, 2010	$10.97	$7.33
February 27, 2010	$7.86	$5.64
November 28, 2009	$8.20	$5.96
August 29, 2009	$8.64	$5.32
May 30, 2009	$5.86	$3.51

As of April 22, 2011, we had 105 holders of record of our common stock and approximately 5,500 beneficial owners.  The last reported sales price of our common stock on April 22, 2011 was $6.11.

In fiscal 2004, our Board of Directors declared our first cash dividend.  The declaration provided for an on-going cash dividend of $0.04 per share to be paid quarterly, subject to Board approval.  In July 2006, our Board of Directors authorized an increase in the quarterly cash dividend to $0.06 per share.  We have declared and paid a dividend each quarter since the first declaration in fiscal 2004.  Our Board of Directors reviews and approves dividend payments on a quarterly basis.

The following table sets forth information concerning purchases of our common stock for the periods indicated.

			Total Number	Approximate
			of Shares	Dollar Value
	Total Number	Average	Purchased as	of Shares that May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased (1)	per Share	Announced Plans	Under the Plans

November 29, 2010 - December 26, 2010	2,583	$5.69	—	$—

December 27, 2010- January 30, 2011	7,369	$5.84	—	—

January 31, 2011- February 26, 2011	—	$—	—	—

Total	9,952	$5.80	—	$—

(1) The shares of common stock in this column represent shares that were surrendered to the Company by stock plan participants in order to satisfy withholding tax obligations related to restricted stock awards.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on the Company’s common stock (“CBK”) from February 25, 2006 to February 26, 2011 to the cumulative total stockholder return of the S&P 500 Index and the S&P Apparel Retail Index.  The comparisons assume $100 was invested on February 25, 2006 in our common stock, the S&P 500 Index and the S&P Apparel Retail Index and also assumes that any dividends are reinvested.

ITEM 6.

SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited Consolidated Financial Statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and the Consolidated Financial Statements and related notes appearing in Item 8 of this Form 10-K.

	Fiscal Year Ended
	(in thousands, except per share amounts and selected operating data)
	Feb. 26,	Feb. 27,	Feb. 28,	Mar. 1,	Mar. 3,
	2011	2010	2009	2008	2007(1)
Income Statement Data:
Net sales	$448,130	$455,402	$530,742	$560,912	$533,156
Merchandise, buying and occupancy costs	292,713	289,134	341,734	341,928	318,971
Selling, general and administrative expenses	142,461	138,711	172,295	161,180	140,696
Depreciation and amortization	24,736	25,985	26,264	21,764	19,616
Impairment of store assets	2,779	2,939	4,557	411	330

Operating income (loss)	(14,559)	(1,367)	(14,108)	35,629	53,543
Other income	450	728	1,809	4,662	5,116
Income (loss) from continuing operations before income taxes	(14,109)	(639)	(12,299)	40,291	58,659
Income tax provision (benefit)	8,058	(797)	(4,215)	14,827	22,701
Income (loss) from continuing operations	(22,167)	158	(8,084)	25,464	35,958
Loss from discontinued operations, net of income tax	—	—	(4,666)	(8,446)	(2,272)
Net income (loss)	$(22,167)	$158	$(12,750)	$17,018	$33,686

Basic earnings (loss) per common share:
Continuing operations	$(0.63)	$—	$(0.23)	$0.71	$0.96
Discontinued operations	—	—	(0.13)	(0.24)	(0.06)
Earnings (loss) per basic share	$(0.63)	$—	$(0.36)	$0.48	$0.90
Basic shares outstanding	35,392	35,141	35,097	35,772	37,307

Diluted earnings (loss) per common share:
Continuing operations	$(0.63)	$—	$(0.23)	$0.71	$0.95
Discontinued operations	—	—	(0.13)	(0.24)	(0.06)
Earnings (loss) per diluted share	$(0.63)	$—	$(0.36)	$0.47	$0.89
Diluted shares outstanding	35,392	35,234	35,097	35,852	37,761

Dividends per share	$0.24	$0.24	$0.24	$0.24	$0.20

(1)  The year ended March 3, 2007 consisted of 53 weeks.  All other years presented consisted of 52 weeks.

	Feb. 26,	Feb. 27,	Feb. 28,	Mar. 1,	Mar. 3,
	2011	2010	2009	2008	2007(1)
Balance Sheet Data (at end of each period in thousands):
Cash, cash equivalents and short-term investments	$76,772	$99,324	$78,814	$78,492	$102,266
Merchandise inventory	39,211	38,496	38,828	43,840	52,355
Long-term investments	28,824	13,622	16,400	23,350	—
Total assets	234,163	267,297	290,142	311,792	307,323
Long-term debt	—	—	—	—	—
Stockholders’ equity	164,229	193,730	200,223	218,827	225,765
Working capital	83,415	108,321	94,059	95,968	128,854

Selected Operating Data:
Same-store sales increase (decrease) (2)	(1)%	(15)%	(12)%	1%	1%
Stores at end of period	775	806	815	837	778
Net sales per gross square foot (3)	$154	$156	$188	$215	$219

(1)  The year ended March 3, 2007 consisted of 53 weeks.  All other years presented consisted of 52 weeks.

(2)  Same-store sales data is calculated based on the change in net sales for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall.  We typically do not expand or relocate stores within a mall.  Stores where square footage has been changed by more than 25 percent are excluded from the same-store sales calculation.  Stores closed during the year are included in the same-store sales calculation only for the full months of the year during which the stores were open. In addition, sales which are initiated in stores but fulfilled through our e-Commerce websites are included in the calculation of same store sales.

(3) The computation of net sales per gross square foot includes stores which were open for all 12 months of the fiscal year.  Relocated and expanded stores, if any, are included in the calculation.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included in Item 8 of this Form 10-K.

Executive Overview

Christopher & Banks Corporation, a Delaware corporation, is a Minneapolis-based retailer of women’s apparel, which operates retail stores through its wholly-owned subsidiaries.  Our fiscal year ends on the Saturday nearest February 28.  The fiscal years ended February 26, 2011 (“fiscal 2011”), February 27, 2010 (“fiscal 2010”) and February 28, 2009 (“fiscal 2009”) each consisted of 52 weeks.

As of April 22, 2011, we operated 770 stores in 46 states, including 509 Christopher & Banks stores, 245 C.J. Banks stores, nine dual concept stores and seven outlet stores.  Our Christopher & Banks brand offers distinctive fashions featuring exclusively designed, coordinated assortments of women’s apparel in sizes four to 16. Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W.  Our dual concept and outlet stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the petite, missy and plus size customer in one location.  We also operate e-Commerce web sites for our two brands at www.christopherandbanks.com and www.cjbanks.com which, in addition to offering the apparel found in our stores, also offer exclusive sizes and styles available only online.

We strive to provide our customers with fashionable, high-quality apparel at a great value and with a consistent fit.  Our overall strategy for our two brands, Christopher & Banks and C.J. Banks, is to offer a compelling, evolving merchandise assortment through our stores and e-Commerce web sites in order to satisfy our customers’ expectations for style, quality, value, versatility and fit, while providing knowledgeable and personalized customer service.

We have positioned ourselves to offer merchandise assortments balancing updated unique apparel with more classic styles, at affordable prices.  To differentiate ourselves from our competitors, our buyers, working in conjunction with our internal design group, strive to create a merchandise assortment of coordinated outfits, the majority of which are manufactured exclusively for us under our proprietary Christopher & Banks and C.J. Banks brand names.

Fiscal 2011 Summary

Fiscal 2011 was a challenging year for us at Christopher & Banks, as we reported a loss of $0.63 per diluted share for the year.  Customers did not respond favorably to our merchandise assortment, particularly in the third and fourth quarters.  As a result, same-store sales decreased 1% for the year and merchandise margins declined by approximately 310 basis points when compared to fiscal 2010.  We aggressively increased markdown levels and promotional activity, particularly in the third and fourth quarters, in an effort to encourage customers to purchase and to clear inventory.  Our newer petite and accessory product categories were better received by customers during the year, resulting in stronger performance than experienced with our core merchandise offerings.

Despite the challenges, we maintained a strong balance sheet in fiscal 2011.  Cash, cash equivalents and short and long-term investments totaled $105.6 million at the end of fiscal 2011, compared to $112.9 million at the end of fiscal 2010.  Total inventory was $39.2 million as of February 26, 2011, compared to $38.5 million as of February 27, 2010 and inventory per-store (excluding e-commerce inventory) was up approximately 4% over the prior year.  We ended the year with no long-term debt.

We opened six new stores in fiscal 2011, including one C.J. Banks store, two dual concept stores and our first three outlet stores.  We closed 23 Christopher & Banks and 14 C.J. Banks stores for a total of 37 store closures in fiscal 2011.  As of February 26, 2011, we operated 775 stores including 517 Christopher & Banks stores, 252 C.J. Banks stores, three dual concept stores and three outlet stores.  In fiscal 2012, we are planning to open nine new dual concept stores and 22 new outlet stores, while we expect to close approximately 20 existing Christopher & Banks and 15 C.J. Banks stores during the year.

Other Developments

Effective January 10, 2011, we announced that our Board of Directors elected Larry C. Barenbaum as our President and Chief Executive Officer.  Mr. Barenbaum served as Interim President and Chief Executive Officer from October 19, 2010 through January 10, 2011.  Mr. Barenbaum has been a Director on our Board since March 1992 and served as Chairman of the Board from December 2005 until he was elected to the position of President and Chief Executive Officer.  In conjunction with Mr. Barenbaum’s election as President and Chief Executive Officer in January 2011, the Board of Directors named James J. Fuld, Jr. as Non-Executive Chair of the Board.  Mr. Fuld has been a director of the Company since 1986.

Mr. Barenbaum replaced Lorna E. Nagler, our former President and Chief Executive Officer, who resigned all positions with the Company, including the position of Director, effective October 19, 2010.  We incurred a pre-tax, non-recurring severance charge of approximately $1.0 million in the third quarter of fiscal 2011 in connection with Ms. Nagler’s resignation.

On February 24, 2011, the Company announced that Michael J. Lyftogt had been elected Senior Vice President, Chief Financial Officer of the Company.  Mr. Lyftogt has worked at Christopher & Banks for over thirteen years in a variety of financial roles including Chief Accounting Officer, Vice President, Finance and Controller and has served as Interim Chief Financial Officer since July 2010.

On December 16, 2010, we announced the appointment of Morris Goldfarb to our Board of Directors, effective January 3, 2011.  The election of Mr. Goldfarb increased the number of Board members to eight and the number of independent Directors to seven.  Mr. Goldfarb is Chairman of the Board and Chief Executive Officer of G-III Apparel Group, Ltd.

Fiscal 2012 Outlook

We have several key initiatives currently underway to return Christopher & Banks to profitability and growth.  First and foremost, our primary focus is on our product.  We are working diligently to increase sales productivity through transforming our merchandising strategy to better align our assortment with our customers’ fashion preferences.  Second, we are taking a customer centric approach as we work to improve our in-store and on-line customer experiences.  Third, we are refining our marketing initiatives. Fourth, our focus on continued multi-channel e-commerce growth has intensified and, finally, we continue to refine our real estate strategy, including the evolution of our outlet strategy.

Merchandise

In fiscal 2011, our merchandise included women’s apparel generally consisting of knit tops, woven tops, jackets, sweaters, skirts, denim bottoms and bottoms made of other fabrics.  In addition, we carried collections of petite styles online and in approximately 350 of our Christopher & Banks stores.  We also began offering jewelry in all stores during the first quarter of fiscal 2011 and expanded the assortment throughout the year.

In the second half of fiscal 2011 we refocused our attention on our core merchandising efforts.  We are striving to develop more innovative and modern merchandise assortments that offer updated styling and better fabrications.  In addition, we are increasing our focus on product construction and fit to ensure consistent standards across all merchandise categories and deliveries.  While we have edited and modified some styling for our fiscal 2012 spring and summer assortments, the full impact of our renewed merchandising effort is expected to be completely incorporated in our fiscal 2012 early fall assortment, to be delivered in August 2011.  In March 2011, we introduced a branded collection which is representative of our new fashion direction. Initial customer reaction to the branded product has been encouraging. As a result, we plan to continue to test new opportunities through the introduction of additional branded collections in fiscal 2012.

In fiscal 2011, we began to test several new product categories in an effort to increase spending by existing customers and to attract new customers to our brands.  We will continue to test product offerings such as sunglasses, scarves, handbags, swimwear and outerwear and, if successful, will expand these product assortments to more stores throughout fiscal 2012.  We are also working to enhance our product sourcing capabilities through building relationships with new merchandise vendors and improving our relationships with existing suppliers.  In addition, we are analyzing all aspects of our product development and sourcing practices to identify opportunities for cost savings in an effort to mitigate increases in the cost of raw materials, particularly cotton and synthetic fibers, and production labor.  We intend to diversify our vendor base, including the countries in which our merchandise is produced.  Additionally, we plan to improve visibility to the components of our inbound transportation process with a goal to enhance control and reduce costs.  While we plan to implement some price increases in fiscal 2012, we believe this is a reflection of our improved product.  We intend to maintain our commitment to providing quality merchandise to our customers at a value, while we work to reduce the impact of cost increases.

Customer Experience

In an effort to drive overall productivity, the Company is working to enhance its customer experience. We have focused our associates on strengthening our selling culture while providing more knowledgeable selling and personalized service to our customers.  We will be reintroducing a selling program that includes a grass roots focus, improved product knowledge and store incentives and contests, which are intended to improve sales as our new product assortments are delivered in fiscal 2012.  We also will strive to continue to deliver exceptional personalized customer service in a warm and inviting store environment.

In addition, we continue to refine and add new visual merchandising elements to our stores to maximize displays to provide more compelling and clearer product messages.  This is intended to drive increased numbers of new and existing customers into our stores through a more compelling and organized presentation of merchandise and product outfitting options.

Marketing

In fiscal 2011, we expanded our marketing spend to approximately 1.5% of sales and plan to maintain a similar level in fiscal 2012.  Our marketing efforts will be focused on strengthening communications with our customers through e-mail and direct mail.  In fiscal 2012, we plan to deliver approximately eight direct mail pieces and deploy more targeted e-mail campaigns.

In early fiscal 2012, we began an initiative to develop a strong brand presence and ensure consistency in the message we are sending to our customer, including delivering a consistent look and feel across our stores and e-commerce web sites.  We are also developing plans to test media advertising in select markets in the second half of fiscal 2012 in conjunction with the introduction of our updated product assortments.

In March 2010, we launched our Friendship Rewards loyalty program.  Friendship Rewards is a point-based program where members earn points based on purchases.  After reaching a certain level of accumulated points, members are rewarded with a certificate which may be applied towards purchases at our stores or web sites.  The program has helped us to build our customer database and we will be refining the program throughout fiscal 2012 to encourage increased purchases by our Friendship Rewards members as we move through the year.

e-Commerce

In February 2008, we launched separate e-Commerce web sites for our Christopher & Banks and C.J. Banks brands at www.christopherandbanks.com and www.cjbanks.com.  Today these sites offer the entire assortment of merchandise carried at our Christopher & Banks, C.J. Banks and dual stores in addition to exclusive e-commerce products, select store buys and extended sizes and lengths.  Inventory and order fulfillment for our e-Commerce operations are handled by a third-party provider.

We saw considerable growth in our e-Commerce sales during fiscal 2011 and we plan to continue to grow this business in fiscal 2012.  Customers responded favorably to new online merchandise categories such as extended plus sizes and swimwear.  In fiscal 2012, we plan to expand these new product offerings, along with petites, dresses and outerwear. We will continue to focus on converting existing customers into multi-channel shoppers, attracting new customers to our e-commerce sites and leveraging the branding benefits the e-Commerce channel can provide.  We also plan to increase our online customer base and continue to use the channel to test further product line and size extensions.

The web sites referenced above are for textual reference only and such references are not intended to incorporate our web sites into this Annual Report on Form 10-K.

Real Estate/Leasing

We opened six new stores in fiscal 2011, including one C.J. Banks store, two dual concept stores, and our first three outlet stores.  We closed 23 Christopher & Banks and 14 C.J. Banks stores for a total of 37 store closures in fiscal 2011.  As of February 26, 2011, we operated 775 stores including 517 Christopher & Banks stores, 252 C.J. Banks stores, three dual concept stores and three outlet stores.  In fiscal 2012, we are planning to open nine new dual concept stores and 22 new outlet stores, while we expect to close approximately 20 existing Christopher & Banks and 15 C.J. Banks stores during the year.

We will also continue to focus on reducing occupancy costs through aggressive lease renegotiations and diligently exercising rent reductions related to sales volume and co-tenancy thresholds.  We have approximately 100 leases expiring per year in each of the next five years, allowing for significant opportunities to improve the productivity of our store portfolio through closing underperforming locations, renegotiating more favorable lease terms, and strategically relocating stores in existing markets.

We opened our first dual-concept store (“dual store”) in fiscal 2010.  Dual stores offer merchandise from both of our Christopher & Banks and C.J. Banks brands, and all three size ranges (petite, missy and plus) within each store, resulting in a greater opportunity to service our customers while increasing productivity and enhancing operating efficiencies.  We opened two additional dual stores in fiscal 2011 and plan to open nine new dual stores in fiscal 2012.

We opened our first three outlet stores in the second half of fiscal 2011 as we believe the outlet business provides an additional opportunity to drive profitability and growth.  Our outlet stores offer merchandise from both of our Christopher & Banks and C.J. Banks brands, and all three size ranges (petite, missy and plus) in each location.  In addition, they carry select styles designed and sourced specifically for the outlet business.  Based on the initial success of our first three outlet stores, we believe we have additional opportunities in the outlet business and plan to open approximately 22 new outlet stores in fiscal 2012.

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Same-store sales

Our same-store sales data is calculated based on the change in net sales for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall, though we typically do not expand or relocate stores within the same center.  Stores where square footage has been changed by more than 25 percent are excluded from the same-store sales calculation.  Stores closed during the year are included in the same-store sales calculation only for the full months of the year the stores were open. In addition, sales which are initiated in stores but fulfilled through our e-Commerce websites are included in the calculation of same store sales.

Management considers same-store sales to be an important indicator of our performance.  Same-store sales results are important in achieving leveraging of costs, including store payroll, store occupancy, depreciation and other general and administrative expenses.  Year-over-year increases in same-store sales contribute to greater leveraging of costs, while declining same-store sales contribute to deleveraging of costs.  Same-store sales results also have a direct impact on our total net sales, cash, cash equivalents, investments and working capital.

Merchandise, buying and occupancy costs

Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, measure whether we are appropriately optimizing the price of our merchandise.  Merchandise, buying and occupancy costs include the cost of merchandise, markdowns, shrink, freight, buyer and distribution center salaries, buyer travel, rent and other occupancy-related costs, various merchandise design and development costs, miscellaneous merchandise expenses and other costs related to our distribution network.

Operating income

Our management views operating income as a key indicator of our success.  The key drivers of operating income are same-store sales, merchandise, buying and occupancy costs and our ability to control our other operating costs.

Store productivity

Store productivity measures, including sales per square foot, average unit retail selling price, average number of transactions per store, number of units per transaction, average retail dollars per transaction, customer traffic and conversion rates are evaluated by management in assessing the operational performance of individual stores.

Inventory turnover

Our management evaluates inventory turnover as a measure of how productively inventory is bought and sold.  Inventory turnover is important as it can signal slow-moving inventory, which can be critical in determining the need to take markdowns on merchandise.

Cash flow and liquidity

Management evaluates free cash flow and cash flow from operations, investing activities and financing activities in determining the sufficiency of our cash position.  Cash flow from operations has historically been sufficient to provide for our uses of cash.  We expect our cash, cash equivalents and short and long-term investments, combined with cash flows from operations, to be sufficient to fund anticipated capital expenditures, working capital and other requirements for liquidity during fiscal 2012.

Results of Operations

The following table sets forth consolidated income statement data expressed as a percentage of net sales for the last three fiscal years and should be read in conjunction with “Selected Financial Data” in Item 6 of this Form 10-K.

	Fiscal Year Ended
	February 26,	February 27,	February 28,
	2011	2010	2009

Net sales	100.0%	100.0%	100.0%
Merchandise, buying and occupancy costs	65.3	63.5	64.4
Selling, general and administrative expenses	31.8	30.5	32.4
Depreciation and amortization	5.5	5.7	4.9
Impairment of store assets	0.6	0.6	0.9
Operating loss	(3.2)	(0.3)	(2.6)
Other income, net	0.1	0.1	0.3
Loss from continuing operations before income taxes	(3.1)	(0.2)	(2.3)
Income tax provision (benefit)	1.8	(0.2)	(0.8)
Net income (loss) from continuing operations	(4.9)	0.0	(1.5)
Loss from discontinued operations, net of tax	—	—	(0.9)
Net income (loss)	(4.9)%	0.0%	(2.4)%

Fiscal 2011 Compared to Fiscal 2010

Net Sales.  Net sales from continuing operations for the 52-week period ended February 26, 2011 were $448.1 million, a decrease of $7.3 million or 1.6%, from net sales from continuing operations of $455.4 million for the 52-week period ended February 27, 2010.  The decrease in our net sales resulted from a 1% decrease in same store sales, combined with a decrease in the number of stores operated during fiscal 2011 as compared to fiscal 2010.  In addition, revenue declined by approximately $2.9 million due to a reduction in net sales related to accrued unearned revenue for points accumulated by customers and certificates issued in conjunction with the Company’s Friendship Rewards loyalty program, which was established in early fiscal 2011.  The decrease in net sales was partially offset by increases in revenues at our Christopher & Banks and C.J. Banks e-commerce web sites in fiscal 2011.

The number of average transactions per store was essentially flat in the first and second quarters of fiscal 2011, compared to the first two quarters of fiscal 2010, as declines in customer traffic were offset by increases in the rate of customer conversion.  The number of average transactions per store decreased approximately 7% in the third quarter of fiscal 2011 and increased approximately 4% in the fourth quarter of fiscal 2011, when compared to corresponding periods in fiscal 2010.  Average transaction values were higher in the first and second quarters, flat in the third quarter and lower in the fourth quarter of fiscal 2011, as compared to the same periods in fiscal 2010.  Average selling prices declined throughout the year.  Improved selling at full price in the first quarter gave way to sequentially increased promotional activity during the year and a reduced average selling price per unit in the second, third and fourth quarters as customers did not respond favorably to the Company’s fall, holiday and spring merchandise assortments.

The Company operated 775 stores as of February 26, 2011, compared to 806 stores as of February 27, 2010.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $292.7 million, or 65.3% of net sales, in fiscal 2011, compared to $289.1 million, or 63.5% of net sales, in fiscal 2010, resulting in an approximate 180 basis point decrease in our gross profit margin during the year.

Our merchandise margins decreased by approximately 310 basis points in fiscal 2011 as  lower markdown levels in the first quarter were replaced by significantly increased markdowns and promotional activity in the second, third and fourth quarters while we worked to increase net sales and clear less desirable fall, holiday and spring product assortments.  Inventory per store was up approximately 4%, excluding e-commerce inventory, at the end of fiscal 2011 as compared to the end of fiscal 2010.  The decline in merchandise margin was partially offset by approximately 130 basis points of positive leverage of buying and occupancy costs driven mainly by lower rent expense.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the fiscal year ended February 26, 2011 were $142.5 million, or 31.8% of net sales, compared to $138.7 million, or 30.5% of net sales, for the fiscal year ended February 27, 2010, resulting in a 130 basis point increase as a percent of net sales in fiscal 2011, as compared to fiscal 2010.

The increase in selling, general and administrative expenses during fiscal 2011 was largely due to higher severance costs as we recorded total charges of approximately $1.5 million related to our former Chief Executive Officer and Chief Financial Officer.  In addition, increases in the amount of medical claims and marketing expenditures were partially offset by decreased store payroll and bonus expense. Selling, general and administrative expenses in the second quarter of fiscal 2010 included pre-tax, non-recurring benefits of approximately $1.2 million related largely to legal and contract settlements.

Depreciation and Amortization.  Depreciation and amortization was $24.7 million, or 5.5% of net sales, in fiscal 2011, compared to $26.0 million, or 5.7% of net sales, in fiscal 2010.  The decrease in the amount of depreciation and amortization expense primarily resulted from a reduction in our depreciable asset base related to asset impairment charges of $2.8 million and $2.9 million recognized in fiscal 2011 and fiscal 2010, respectively.

Impairment of Store Assets.  In the fourth quarter of fiscal 2011, we recorded long-lived store-level asset impairment charges of $2.8 million related to underperforming Christopher & Banks and C.J. Banks stores, compared to $2.9 million of store-level asset impairment charges in fiscal 2010.  A portion of the asset impairment charges recognized in fiscal 2011 and fiscal 2010 related to accelerated depreciation on the remaining book value of underperforming stores to be closed in the first half of fiscal 2012 and fiscal 2011, respectively.

Operating Loss.  As a result of the foregoing factors, we reported an operating loss of $14.6 million, or 3.2% of net sales, for the 52 weeks ended February 26, 2011, compared to an operating loss of $1.4 million, or 0.3% of net sales, for the 52 weeks ended February 27, 2010.

Other Income.  For the fiscal year ended February 26, 2011, other income included interest income of approximately $0.4 million and gains on investments of approximately $40,000.  For the fiscal year ended February 27, 2010, other income included interest income of approximately $0.4 million and gains on investments of approximately $0.3 million.

Income Taxes.  We recorded income tax expense of $8.1 million, with an effective tax rate of (57.1) %, in fiscal 2011, compared to an income tax benefit of $0.8 million, with an effective tax rate of 124.7%, in fiscal 2010.  Income tax expense for fiscal 2011 reflects the establishment of a full valuation allowance on our net deferred tax assets.  During fiscal 2011, we evaluated all of the positive and negative evidence related to our ability to utilize our deferred tax assets.  Based on a lack of positive evidence to offset the negative evidence provided by our three year cumulative operating loss, we recorded a non-cash valuation allowance of $14 million.  Our effective tax rate in fiscal 2011 was significantly impacted by the recognition of the full valuation allowance on our net deferred tax assets, while small discrete tax items and state tax considerations had a significant impact on our annual effective tax rate in fiscal 2010 due to our near break-even operating results.

Net Income (Loss).  As a result of the foregoing factors, we reported a net loss of $22.2 million, or 4.9% of net sales, for the twelve months ended February 26, 2011, compared to net income of $0.2 million, or 0.0% of net sales, for the twelve months ended February 27, 2010.

Fiscal 2010 Compared to Fiscal 2009

Net Sales.  Net sales from continuing operations for the 52-week period ended February 27, 2010 were $455.4 million, a decrease of $75.3 million or 14%, from net sales from continuing operations of $530.7 million for the 52-week period ended February 28, 2009.  Our sales were negatively impacted in fiscal 2010 by the challenging macro-economic environment and related factors.  In particular, continued instability in the housing market and higher levels of unemployment, combined with general economic uncertainty, negatively impacted consumer spending patterns, particularly for discretionary retail purchases.

Our same store sales declined 15% for the fiscal year ended February 27, 2010, when compared to the fiscal year ended February 28, 2009.  This decrease was primarily due to reduced customer traffic at our stores resulting in fewer transactions per store and fewer units sold overall, partially offset by an increase in average unit retail selling price.  The decline in same-store sales was partially offset by an increase in revenues generated by our two e-Commerce websites.  We also operated fewer stores in fiscal 2010 as compared to fiscal 2009, ending the year with 806 stores as of February 27, 2010, compared to 815 stores at February 28, 2009.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $289.1 million, or 63.5% of net sales, in fiscal 2010, compared to $341.7 million, or 64.4% of net sales, during fiscal 2009, resulting in approximately 90 basis points of improvement in our gross profit margin.

Our merchandise margins improved by approximately 250 basis points in fiscal 2010 as reduced markdown levels in the third and fourth quarters more than offset the impact of elevated promotional activity in the first and second quarters of the year.  Strict inventory discipline was exercised throughout fiscal 2010, resulting in fewer markdowns needed to clear excess inventory.  The improved merchandise margins were partially offset by approximately 160 basis points of deleveraging of buying and occupancy costs associated with our 15% decline in same store sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the fiscal year ended February 27, 2010 were $138.7 million, or 30.5% of net sales, compared to $172.3 million, or 32.4% of net sales, for the fiscal year ended February 28, 2009, resulting in a 190 basis point decrease as a percent of net sales in fiscal 2010, compared to fiscal 2009.

SG&A expenses were reduced by $33.6 million in fiscal 2010 compared to fiscal 2009, primarily as a result of our cost reduction initiatives.  Significant savings were realized in store payroll and other store-related operating expenses, which accounted for most of the positive leverage of SG&A expenses in fiscal 2010.  In addition, we had savings in marketing expenditures, travel, corporate salaries, benefits and information technology related costs. Approximately $4.0 million of the reduction in SG&A expenses in fiscal 2010, particularly in the second quarter, resulted from one-time unplanned savings related to legal settlements and insurance proceeds.

Depreciation and Amortization.  Depreciation and amortization was $26.0 million, or 5.7% of net sales, in fiscal 2010, compared to $26.3 million, or 4.9% of net sales, in fiscal 2009.  The decrease in the amount of depreciation and amortization resulted from a reduction of capital expenditures in fiscal 2010 compared to fiscal 2009.  Capital expenditures for 2010 totaled $6.0 million, compared to $18.4 million in fiscal 2009.  In addition, our depreciable asset base was reduced as a result of asset impairment charges recognized in fiscal 2009.

Impairment of Store Assets.  As a result of the annual impairment analysis performed in the fourth quarter of fiscal 2010, we recorded long-lived store-level asset impairment charges of $2.9 million related to underperforming Christopher & Banks and C.J. Banks stores, compared to $4.6 million of store-level asset impairment charges in fiscal 2009.  A portion of the asset impairment charge in fiscal 2010 related to write-offs of the remaining book value of underperforming stores to be closed in the first half of fiscal 2011.

Operating Loss.  As a result of the foregoing factors, we reported an operating loss of $1.4 million, or 0.3% of net sales, for the 52 weeks ended February 27, 2010, compared to an operating loss of $14.1 million, or 2.6% of net sales, for the 52 weeks ended February 28, 2009.

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

Income Taxes.  We recorded an income tax benefit of $0.8 million, with an effective tax rate of 124.7%, in fiscal 2010, compared to an income tax benefit of $4.2 million, with an effective tax rate of 34.3%, in fiscal 2009.  Due to our near break even results for the year, small discrete tax items and state tax considerations had a significant impact on our annual effective tax rate.

Income (Loss) From Continuing Operations.  As a result of the foregoing factors, we reported income from continuing operations of $0.2 million, or 0.0% of net sales, for the twelve months ended February 27, 2010, compared to a loss from continuing operations of $8.1 million, or 1.5% of net sales, for the twelve months ended February 28, 2009.

Loss from Discontinued Operations, Net of Tax.  We reported a loss from discontinued operations of $4.7 million, net of a tax benefit of $3.6 million, for the fiscal year ended February 28, 2009.  In addition to store-level operating losses, the loss from discontinued operations for the twelve months ended February 28, 2009 included approximately $4.3 million of lease termination costs, $1.2 million of long-lived store asset impairment charges, $0.3 million of severance costs and $0.3 million of inventory write-offs, all of which were incurred in connection with exiting the Acorn division business.  There were no expenses recorded related to discontinued operations for the year ended February 27, 2010.

Net Income (Loss).  As a result of the foregoing factors, we recorded net income of $0.2 million, or 0.0% of net sales and $0.00 per diluted share, for the year ended February 27, 2010 compared to a net loss of $12.8 million, or 2.4% of net sales and ($0.36) per diluted share, for the fiscal year ended February 28, 2009.

Liquidity and Capital Resources

Our principal on-going cash requirements are to fund working capital needs, such as purchasing merchandise inventory, financing the construction of new stores, remodeling certain existing stores and making information technology-related and other capital expenditures.  Merchandise purchases vary on a seasonal basis, peaking in the fall.  As a result, our cash requirements historically reach their peak in October or November, during our third fiscal quarter.  Conversely, our cash balances peak in January, during our fourth fiscal quarter, after the holiday season is completed.

Net cash provided by operating activities

Net cash provided by operating activities totaled $7.8 million in fiscal 2011, a decrease of $23.5 million from $31.3 million in fiscal 2010.  The decrease was primarily a result of the decrease in net earnings between fiscal 2010 and fiscal 2011.  We reported a net loss of $22.2 million for the year ended February 26, 2011, compared to net income of $0.2 million for the year ended February 27, 2010.  In addition, net deferred income tax assets decreased by approximately $10.1 in fiscal 2011, due to the recognition of a full valuation allowance on our deferred tax assets in the third quarter, compared to an increase of $3.3 million in fiscal 2010.

Significant fluctuations in our working capital accounts in fiscal 2011 included a $6.3 million increase in income taxes receivable, a $4.6 million decrease in deferred lease incentives and a $2.0 million increase in accrued liabilities. The increase in income taxes receivable resulted from refunds related to estimated income tax payments made in the first and second quarters of fiscal 2011. Accrued liabilities increased as a result of the addition of a liability for points earned by customers enrolled in the Friendship Rewards loyalty program which was launched in March of fiscal 2011, offset by a decrease in the liability for outstanding gift cards.  The amount of deferred lease incentives declined by $4.6 million in fiscal 2011 as amortization of tenant allowances exceeded additions related to new store openings, combined with write-offs of unamortized tenant allowances associated with stores closed during the year.

The remainder of the change in cash provided by operating activities in fiscal 2011 was substantially the result of the net loss of $22.2 million, after adjusting for non-cash charges, including depreciation and amortization expense, store-level asset impairment charges, adjustments to deferred income taxes, stock-based compensation expense, loss on the disposal of furniture, fixtures and equipment and losses on investments, combined with various changes in our other operating assets and liabilities.

Net cash provided by investing activities

Net cash provided by investing activities in fiscal 2011 included approximately $15.5 million of net redemptions of investments offset by $8.4 million of capital expenditures.  We opened six new stores during fiscal 2011.  We also made technology-related and other investments in our stores, corporate office and distribution center facility during the fiscal year ended February 26, 2011.

We expect to fund approximately $18 million of capital expenditures in fiscal 2012 to open approximately 31 new stores, to invest in displays and fixtures at all stores to enhance the visual presentation of our merchandise and to make further investments in our stores, corporate office and distribution center and information technology infrastructure.  In addition, a portion of the fiscal 2012 capital expenditures are expected to fund construction of stores planned to open in the first quarter of fiscal 2013.

Net cash used in financing activities

Net cash of $8.3 million was used in financing activities in fiscal 2011 as we declared and paid four quarterly cash dividends of $0.06 per share, which was partially offset by approximately $0.3 million of proceeds from the exercise of stock options.

We had approximately $105.6 million of cash, cash equivalents and short and long-term investments at February 26, 2011, compared to approximately $112.9 million as of February 27, 2010.  We anticipate our cash, cash equivalents and short and long-term investments, combined with cash flows from operations, will be sufficient to meet our capital expenditure, working capital and other liquidity requirements for all of fiscal 2012.

Credit facility

We maintain an Amended and Restated Revolving Credit Facility (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) which expires on June 30, 2011.  The Credit Facility provides us with revolving credit loans and letters of credit of up to $50 million, in the aggregate, subject to a borrowing base formula based on inventory levels. We are currently seeking to establish another credit facility which may be an extension of the existing facility or a new facility.

Loans under the Credit Facility bear interest at the prime rate minus 0.25%.  As of February 26, 2011, the prime rate was 3.25%.  The Credit Facility also provides us with the ability to borrow under the Credit Facility at an interest rate tied to the London Interbank Market Offered Rate (“LIBOR”).  Advances under the LIBOR option would be tied to the one, three or six month LIBOR rate, based on the length of time the corresponding advance is outstanding.

Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion of the facility as defined in the agreement, a collateral monitoring fee and a guaranteed service charge.  Borrowings under the Credit Facility are collateralized by our equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.  We had no revolving credit loan borrowings under the Credit Facility during fiscal 2011.  Historically, the Credit Facility has been utilized by us only to open letters of credit to facilitate the import of merchandise.  The borrowing base at February 26, 2011 was $20.6 million.  As of February 26, 2011, we had open on-demand letters of credit in the amount of $1.3 million.  Accordingly, the availability of revolving credit loans under the Credit Facility was $19.3 million at February 26, 2011.

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of February 26, 2011, the most recent measurement date, we were in compliance with all of these restrictive covenants under the Credit Facility.

Contractual Obligations

The following table summarizes our contractual obligations at February 26, 2011 (in thousands):

Payments Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$—	$—	$—	$—	$—

Capital lease obligations	—	—	—	—	—

Operating leases	172,685	42,237	93,651	26,976	9,821

Purchase obligations	—	—	—	—	—

Other liabilities	—	—	—	—	—

Total	$172,685	$42,237	$93,651	$26,976	$9,821

The table above does not include possible payments for uncertain tax positions.  Our reserve for uncertain tax positions, excluding interest and penalties, was approximately $1.3 million at February 26, 2011.  Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities.

Our contractual obligations include operating leases for each of our retail store locations and vehicles.  The amount for operating leases reflected in the table above includes future minimum rental commitments only and excludes common area maintenance charges, real estate taxes and other costs associated with operating leases.  These types of costs, which are not fixed and determinable, totaled $29.6 million, $33.7 million and $34.7 million in fiscal 2011, 2010 and 2009, respectively.

At February 26, 2011, we had no other contractual obligations relating to short or long-term debt, capital leases or non-cancelable purchase obligations.  In addition, we had no contractual obligations relating to the other liabilities recorded in our balance sheet under accounting principles generally accepted in the United States of America.  As of February 26, 2011, our other liabilities consisted solely of deferred rent, deferred lease incentives and deferred income taxes.

Off-Balance Sheet Obligations

We do not have relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Related Party Transactions

The Company or its subsidiaries have for the past several years purchased goods from G-III Apparel Group Ltd. (“G-III”) or its related entities.  On January 3, 2011, Morris Goldfarb, the Chairman of the Board and Chief Executive Officer of G-III, became a director of the Company.  In fiscal 2011, the purchases made by the Company and its subsidiaries from G-III and its related entities aggregated approximately $260,000.

Other than the relationship noted above, related party transactions are limited to employment or other agreements with certain of our current and former officers, all of which have been previously disclosed.

Sourcing

We directly imported approximately 12% of our merchandise purchases in both fiscal 2011 and fiscal 2010.  This compares to direct imports of approximately 48% in fiscal 2009.  Despite the reduction of direct imports, a significant amount of our merchandise was manufactured overseas in fiscal 2011 and 2010, primarily in China, Indonesia and India.  In fiscal 2011, approximately 12% of our merchandise was manufactured in the United States.  This reliance on sourcing from foreign countries may cause us to be exposed to certain risks as indicated below and in Part I, “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Import restrictions, including tariffs and quotas, and changes in such restrictions, could affect the import of apparel and might result in increased costs, delays in merchandise receipts or reduced supplies of apparel available to us, and could have an adverse effect on our financial conditions, results of operations and liquidity.  Our merchandise flow could also be adversely affected by political instability in any of the countries where our merchandise is manufactured or by changes in the United States government’s policies toward such foreign countries.  In addition, merchandise receipts could be delayed due to interruptions in air, ocean and ground shipments.

We do not have long-term purchase commitments or arrangements with any of our suppliers or agents.  Our ten largest vendors represented approximately 77%, 74% and 52% of our total merchandise purchases in fiscal 2011, 2010 and 2009, respectively.  Purchases from one of our suppliers accounted for approximately 27% of our purchases during 2011, while two other vendors supplied us with 15% and 12% of our merchandise, respectively.  These same vendors supplied 27%, 15%, and 12% of our purchases during fiscal 2010.  These vendors produce the majority of the goods sold to us in China and Indonesia, consistent with our overall vendor base.  Although we have strong relationships with these vendors, there can be no assurance that these relationships can be maintained in the future or that these vendors will continue to supply merchandise to us.  If there should be any significant disruption in the supply of merchandise from these vendors, management believes that it will be able to shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on our financial position or results of operations.

Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, consumer confidence, customer response to our seasonal merchandise mix, timing of new store openings, adverse weather conditions, shifts in the timing of certain holidays and shifts in the timing of promotional events.  Traditionally, we have had higher sales, and have been more profitable, in the first and third quarters of our fiscal year, and have had lower sales, and have been less profitable or incurred losses, in our second and fourth fiscal quarters.

Inflation

As our operations are influenced by general economic conditions, our management believes that rising prices of certain consumer staples, particularly higher gasoline and food costs, had a negative effect on our results of operations during the first and second quarters of fiscal 2009.  Management does not believe that inflation had a material effect on our results of operations in the third or fourth quarters of fiscal 2009 or in fiscal 2010 or fiscal 2011.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements and related Notes, which have been prepared in accordance with generally accepted accounting principles used in the United States of America.  The preparation of these financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during a reporting period.  Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable.  As a result, actual results could differ because of the use of these estimates and assumptions.

Our significant accounting policies can be found in Note 1 to the consolidated financial statements contained in Item 8 of this Form 10-K.  We believe the following accounting policies, which rely upon making certain estimates and assumptions, are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations.

Inventory valuation

Our merchandise inventories are stated at the lower of average cost or market utilizing the retail method.  At any given time, inventories include items that have been marked down to management’s estimate of their fair market value.  We base the decision to mark down merchandise primarily upon the current rate of sale, quantity on hand and the age of the item.  To the extent that estimates of fair market value differ from actual results, additional markdowns may have to be recorded, which could reduce merchandise margins and operating results.

Long-lived assets

We review long-lived assets with definite lives annually or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This review includes the evaluation of individual under-performing stores and assessing the recoverability of the carrying value of the assets related to the store.  Future cash flows are projected for the remaining lease life considering such factors as future sales levels, operating income, changes in occupancy expenses other than base rent and other expenses, as well as the overall operating environment specific to that store.  If the estimated undiscounted future cash flows are less than the carrying value of the assets, we records an impairment charge equal to the difference between the assets’ fair value and carrying value.

Fair value is determined by a discounted cash flow analysis.  In determining future cash flows, we use our best estimate of future operating results.  In fiscal 2011, consistent with our operating plans, we assumed gradual sales improvements in fiscal 2012 through fiscal 2016.  Future growth in same-store sales subsequent to fiscal 2016 was based on our historical same-store sales growth rates over the past ten years.  In situations where estimated future undiscounted store cash flows were less than the carrying value of store assets, fair value was determined using discounted cash flows assuming a market participant-based discount rate of 20%.

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

We recorded long-lived store-level asset impairment charges of approximately $2.8 million, $2.9 million and $4.6 million in fiscal 2011, 2010 and 2009, respectively, related to underperforming Christopher & Banks and C.J. Banks store locations.

Income taxes

We calculate income taxes in accordance with ASC 740, “Income Taxes,” which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future taxes attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  A valuation allowance is provided, if based on all available evidence, it is considered more likely than not that some portion or all of a deferred tax asset will not be realized in a future period. Realization of these assets is ultimately dependent upon future taxable income.  Beginning in the third quarter of this fiscal year, and continuing through the end of the fiscal year, we have incurred a net cumulative loss as measured by the results of the current year and the prior two years.  Forming a conclusion that a valuation allowance is not needed is difficult when such negative evidence as cumulative losses exists.  As a result of our evaluation of the probability of realization of our deferred tax assets, we have concluded that there was insufficient positive evidence to overcome the negative evidence related to our cumulative losses.  Accordingly, we recognized a non-cash provision of $10.6 million to establish a valuation allowance against all of our net deferred tax assets.  Recording the valuation allowance does not have any impact on cash flows and does not prevent us from using the deferred tax assets in the future when profits are realized.  We did not record a valuation allowance in fiscal 2010 or fiscal 2009 as we believed it was more likely than not that the deferred tax assets would be realized.

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17, “Consolidations,” which seeks to improve financial reporting by requiring that entities perform an analysis to determine whether any variable interest or interests that they have give them a controlling financial interest in a variable interest entity.  We adopted ASU 2009-17 during the first quarter of fiscal 2011.  The adoption of ASU 2009-17 had no impact on our financial statements.

In January 2010, the FASB issued ASU 2010-06, “New Guidance and Clarifications for Improving Disclosures about Fair Value Measurements.”  This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy.  Separate disclosures are required for transfers in and out of Level 1 and 2 fair value measurements, and the reasons for the transfers must be disclosed.  In the reconciliation for Level 3 fair value measurements, separate disclosures are required for purchases, sales, issuances, and settlements on a gross basis.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. We adopted the disclosure requirements of ASU 2010-06 effective February 28, 2010.  See Note 13, Fair Value Measurements, for the additional disclosures required under the guidance. We intend to adopt the remaining Level 3 disclosure requirements effective February 27, 2011.  We are in the process of evaluating the additional disclosure requirements and do not expect that the additional requirements will have a significant impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, “Multiple Deliverable Revenue Arrangements.” ASU 2009-13 amends ASC 605-10, “Revenue Recognition,” and addresses accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit, and provides guidance regarding how to measure and allocate arrangement consideration to one or more units of accounting.  ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted, but certain requirements must be met. We are in the process of evaluating ASU 2009-13 and do not expect that it will have a significant impact on our consolidated financial statements.

Forward-Looking Statements

We may make forward-looking statements reflecting our current views with respect to future events and financial performance.  These forward-looking statements, which may be included in reports filed under the Exchange Act, in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of this Form 10-K, which could cause actual results to differ materially from historical results or those anticipated.

The words or phrases “will likely result,” “are expected to,” “estimate,” “project,” “believe,” “expect,  “should,” “anticipate,” “forecast,” “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  In particular we desire to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Form 10-K.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made.  In addition, we wish to advise readers that the factors listed in Item 1A of this Form 10-K, as well as other factors, could affect our performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates.  We are potentially exposed to market risk from changes in interest rates relating to our Credit Facility with Wells Fargo.  Loans under the Wells Fargo Credit Facility bear interest at the prime rate, 3.25% as of February 26, 2011, less 0.25%, or the one, three or six month LIBOR rate, based on the length of time an advance is outstanding.  However, we had no revolving credit loan borrowings under the Wells Fargo Credit Facility during fiscal 2011 or fiscal 2010 and, given our existing liquidity position, do not expect to utilize the Wells Fargo Credit Facility in the reasonably foreseeable future except for our continuing use of the letter of credit facility.

We enter into certain transactions outside the United States, which are denominated and settled in U.S. dollars.  Therefore, we have only minimal direct exposure to foreign currency exchange risks.  We do not hedge against foreign currency risks and believe that our foreign currency exchange risk is immaterial.

We do not have any derivative financial instruments and do not hold any derivative financial instruments for trading purposes.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Christopher & Banks Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Christopher & Banks Corporation and its subsidiaries at February 26, 2011 and February 27, 2010, and the results of their operations and their cash flows for each of the three years in the period ended February 26, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 26, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

May 12, 2011

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands)

	February 26,	February 27,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$43,712	$37,073
Short-term investments	33,060	62,251
Accounts receivable	3,967	4,245
Merchandise inventories	39,211	38,496
Prepaid expenses	1,989	1,642
Income taxes receivable	6,439	394
Current deferred tax asset	—	3,509
Other current assets	—	2,000
Total current assets	128,378	149,610

Property, equipment and improvements, net	76,647	96,109
Long-term investments	28,824	13,622
Deferred tax asset	—	7,631
Other assets	314	325

Total assets	$234,163	$267,297

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,149	$13,654
Accrued salaries, wages and related expenses	7,883	8,472
Other accrued liabilities	21,931	19,164
Total current liabilities	44,963	41,290

Non-current liabilities:
Deferred lease incentives	14,982	19,578
Deferred rent obligations	7,457	10,059
Other non-current liabilities	2,532	2,640
Total non-current liabilities	24,971	32,277

Commitments	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 45,432 and 45,735 shares issued, and 35,641 and 35,944 shares outstanding, at February 26, 2011 and February 27, 2010, respectively	454	457
Additional paid-in capital	114,909	113,584
Retained earnings	161,642	192,361
Common stock held in treasury, 9,791 shares at cost at February 26, 2011 and February 27, 2010	(112,711)	(112,711)
Accumulated other comprehensive income (loss)	(65)	39
Total stockholders’ equity	164,229	193,730

Total liabilities and stockholders’ equity	$234,163	$267,297

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Fiscal Year Ended
	February 26,	February 27,	February 28,
	2011	2010	2009

Net sales	$448,130	$455,402	$530,742

Costs and expenses:
Merchandise, buying and occupancy	292,713	289,134	341,734
Selling, general and administrative	142,461	138,711	172,295
Depreciation and amortization	24,736	25,985	26,264
Impairment of store assets	2,779	2,939	4,557
Total costs and expenses	462,689	456,769	544,850

Operating loss	(14,559)	(1,367)	(14,108)

Other income	450	728	1,809

Loss from continuing operations before income taxes	(14,109)	(639)	(12,299)

Income tax provision (benefit)	8,058	(797)	(4,215)

Income (loss) from continuing operations	(22,167)	158	(8,084)

Loss from discontinued operations, net of income tax	—	—	(4,666)

Net income (loss)	$(22,167)	$158	$(12,750)

Basic earnings (loss) per share:
Continuing operations	$(0.63)	$0.00	$(0.23)
Discontinued operations	—	—	(0.13)

Earnings (loss) per basic share	$(0.63)	$0.00	$(0.36)

Basic shares outstanding	35,392	35,141	35,097

Diluted earnings (loss) per share:
Continuing operations	$(0.63)	$0.00	$(0.23)
Discontinued operations	—	—	(0.13)

Earnings (loss) per diluted share	$(0.63)	$0.00	$(0.36)

Diluted shares outstanding	35,392	35,234	35,097

Dividends per share	$0.24	$0.24	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

								Accumulated
	Common Stock					Additional		Other
	Shares	Shares Held	Shares	Amount	Amount Held	Paid-in	Retained	Comprehensive
	Issued	in Treasury	Outstanding	Outstanding	in Treasury	Capital	Earnings	Income (Loss)	Total

March 1, 2008	45,050	9,791	35,259	$450	$(112,711)	$110,360	$221,928	$(1,200)	$218,827
Comprehensive loss:
Net loss	—	—	—	—	—	—	(12,750)	—	(12,750)
Reclassification of loss on impairment of long-term investments	—	—	—	—	—	—	—	1,200	1,200
Total comprehensive loss									(11,550)

Issuance of restricted shares, net of forfeitures	208	—	208	2	—	(2)	—	—	—
Tax benefit (deficiency) on stock-based compensation	—	—	—	—	—	(351)	—	—	(351)
Stock-based compensation expense	—	—	—	—	—	1,756	—	—	1,756
Dividends paid ($0.24 per share)	—	—	—	—	—	—	(8,459)	—	(8,459)
February 28, 2009	45,258	9,791	35,467	452	(112,711)	111,763	200,719	—	200,223

Comprehensive income:
Net income	—	—	—	—	—	—	158	—	158
Fair value adjustment for available-for-sale securities	—	—	—	—	—	—	—	39	39
Total comprehensive income									197
Stock issued on exercise of options	1	—	1	—	—	2	—	—	2
Issuance of restricted shares, net of forfeitures	476	—	476	5	—	(5)	—	—	—
Tax benefit (deficiency) on stock-based compensation	—	—	—	—	—	(175)	—	—	(175)
Stock-based compensation expense	—	—	—	—	—	1,999	—	—	1,999
Dividends paid ($0.24 per share)	—	—	—	—	—	—	(8,516)	—	(8,516)

February 27, 2010	45,735	9,791	35,944	457	(112,711)	113,584	192,361	39	193,730
Comprehensive loss:
Net loss	—	—	—	—	—	—	(22,167)	—	(22,167)
Fair value adjustment for available-for-sale securities	—	—	—	—	—	—	—	(104)	(104)
Total comprehensive loss									(22,271)
Stock issued on exercise of options	63	—	63	1	—	291	—	—	292
Forfeitures of restricted shares, net of issuances	(366)	—	(366)	(4)	—	(541)	—	—	(545)
Tax benefit (deficiency) on stock-based compensation	—	—	—	—	—	(287)	—	—	(287)
Stock-based compensation expense	—	—	—	—	—	1,862	—	—	1,862
Dividends paid ($0.24 per share)	—	—	—	—	—	—	(8,552)	—	(8,552)

February 26, 2011	45,432	9,791	35,641	$454	$(112,711)	$114,909	$161,642	$(65)	$164,229

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	February 26,	February 27,	February 28,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(22,167)	$158	$(12,750)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,736	25,985	26,364
Impairment of store assets	2,779	2,939	5,777
Amortization of premium on investments	391	184	—
Stock-based compensation expense	1,862	1,999	1,756
Deferred income taxes	10,616	(3,339)	2,113
Loss on disposal of equipment	288	146	755
(Gain) loss on investments	(41)	(316)	3,050
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	278	(324)	1,302
(Increase) decrease in merchandise inventories	(715)	332	5,012
(Increase) decrease in prepaid expenses	(347)	302	9,659
(Increase) decrease in income taxes receivable	(6,331)	18,180	(14,066)
(Increase) decrease in other assets	535	315	(2,675)
Increase (decrease) in accounts payable	1,581	(5,015)	3,286
Increase (decrease) in accrued salaries, wages and related expenses	(589)	(1,116)	342
Increase (decrease) in other accrued liabilities	2,018	(2,939)	(5,938)
Increase (decrease) in other current liabilities	—	(487)	487
Decrease in deferred rent obligations	(1,794)	(1,067)	(1,402)
Decrease in deferred lease incentives	(4,596)	(3,929)	(1,348)
Increase (decrease) in other liabilities	(711)	(662)	388
Net cash provided by operating activities	7,793	31,346	22,112
Cash flows from investing activities:
Purchases of property, equipment and improvements	(8,428)	(5,969)	(18,431)
Purchases of available-for-sale investments	(94,875)	(79,592)	—
Redemptions of available-for-sale investments	95,560	16,390	5,100
Redemptions of trading investments	14,850	4,600	—
Net cash provided by (used in) investing activities	7,107	(64,571)	(13,331)
Cash flows from financing activities:
Exercise of stock options and issuance of restricted stock	291	—	—
Dividends paid	(8,552)	(8,516)	(8,459)
Net cash used in financing activities	(8,261)	(8,516)	(8,459)

Net increase (decrease) in cash and cash equivalents	6,639	(41,741)	322
Cash and cash equivalents at beginning of year	37,073	78,814	78,492

Cash and cash equivalents at end of year	$43,712	$37,073	$78,814

Supplemental cash flow information:
Interest paid	$3	$5	$3
Income taxes paid	$5,556	$2,300	$4,396
Accrued purchases of equipment and improvements	$87	$152	$1,289

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Christopher & Banks Corporation, through its wholly-owned subsidiaries (collectively referred to as “Christopher & Banks” “the Company” “we” or “us”) operates retail stores selling women’s apparel in the United States.  We operated 775, 806 and 815 stores as of February 26, 2011, February 27, 2010 and February 28, 2009, respectively.

Fiscal year and basis of presentation

Our fiscal year ends on the Saturday nearest February 28.  The fiscal years ended February 26, 2011 (“fiscal 2011”), February 27, 2010 (“fiscal 2010”) and February 28, 2009 (“fiscal 2009”) each consisted of 52 weeks.  The Consolidated Financial Statements include the accounts of Christopher & Banks Corporation and our wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

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

Investments

We account for our investments in accordance with ASC 320-10, “Investments — Debt and Equity Securities.”  At February 26, 2011, our investment balances consisted solely of available-for-sale securities.  At February 27, 2010, our investment balances consisted of available-for-sale and trading securities.  All investments are valued at fair value in accordance with ASC 820-10 “Fair Value Measurements” at February 26, 2011, February 27, 2010 and February 28, 2009.

Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of shareholders’ equity as accumulated other comprehensive income (loss), net of tax.  Fair value for our available-for-sale securities is based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets in which there were fewer transactions.  Amortization of premiums or discounts arising at acquisition, and gains or losses on the disposition of available-for-sale securities are reported as other income (loss).  Trading securities are measured at fair value each period with gains or losses resulting from changes in fair market value reported as realized gains or losses and included in earnings as other income (loss).

Inventory valuation

Our merchandise inventories are stated at the lower of average cost or market utilizing the retail inventory method.  At any given time, inventories include items that have been marked down to management’s estimate of their fair market value.  We base the decision to mark down merchandise primarily upon the current rate of sale, quantity on hand and the age of the item.  To the extent that estimates of fair market value differ from actual results, additional markdowns may have to be recorded, which could reduce merchandise margins and operating results.

Property, equipment and improvements

Property, equipment and improvements are initially recorded at cost and are adjusted to fair value in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets” (see accounting policy for Long-Lived Assets below).  Property and equipment is depreciated over its estimated useful life; three to five years for computer hardware and software, seven years for furniture, fixtures and other equipment, and 25 years for our corporate office and distribution center and related building improvements.  Store leasehold improvements are amortized over the shorter of the useful life or term of the related lease, which is typically ten years.

Repairs and maintenance which do not extend an asset’s useful life are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

Long-Lived Assets

We review long-lived assets with definite lives at least annually or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

This review includes the evaluation of individual under-performing stores and assessing the recoverability of the carrying value of the assets related to the store.  Future cash flows are projected for the remaining lease life considering such factors as future sales levels, merchandise margins, operating income, changes in occupancy expenses other than base rent and other expenses, as well as the overall operating environment specific to that store.  If the estimated undiscounted future cash flows are less than the carrying value of the assets, we record an impairment charge equal to the difference between the assets’ fair value and carrying value.

Fair value is determined by a discounted cash flow analysis.  In determining future cash flows, we use our best estimate of future operating results.  In fiscal 2011, consistent with our operating plans, we assumed gradual sales improvements in fiscal 2012 through fiscal 2016.  Future growth in same-store sales subsequent to fiscal 2016 was based on our historical same-store sales growth rates over the past ten years.  In situations where estimated future undiscounted store cash flows were less than the carrying value of store assets, fair value was determined using discounted cash flows assuming a market participant-based discount rate.

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

Common stock held in treasury

We account for our treasury stock under the cost method, whereby stockholders’ equity is reduced for the total cost of the shares repurchased.  We have engaged in treasury stock repurchases as a means to reduce the number of shares of our common stock outstanding, which in turn has a positive effect on earnings per share.

Revenue recognition

Sales are recognized by us at the point of purchase when a customer takes possession of the merchandise and pays for the purchase with cash, credit card, debit card or gift card. Our e-Commerce operation records revenue upon the estimated date the customer receives the merchandise.  Shipping and handling revenues are included in net sales.  Sales taxes collected from customers are remitted to the appropriate taxing jurisdictions and are excluded from sales revenue.

Gift cards issued by us are recorded as a liability until they are redeemed, at which point a sale is recorded.  We recognize income for unredeemed gift cards (“gift card breakage”) when the likelihood of a gift card being redeemed by a customer is deemed remote and we determine that we do not have a legal obligation to remit the value of the unredeemed gift card to any state or local jurisdiction as unclaimed or abandoned property.

Vendor allowances

At certain times we receive allowances or credits from our merchandise vendors primarily related to defective goods.  These allowances or credits are reflected as a reduction of merchandise inventory in the period they are received.  The majority of our merchandise is produced exclusively for us.  Accordingly, we do not enter into any arrangements with vendors where payments or other consideration might be received in connection with the purchase or promotion of a vendor’s products such as buy-down agreements or cooperative advertising programs.

Merchandise, buying and occupancy costs

Merchandise, buying and occupancy costs include the cost of merchandise, markdowns, shrink, freight, shipping and handling charges, buyer and distribution center salaries, buyer travel, rent and other occupancy related costs, various merchandise design and development costs, miscellaneous merchandise related expenses and other costs related to our distribution network.  Merchandise, buying and occupancy costs do not include any depreciation or amortization expense.

Selling, general and administrative expenses

Selling, general and administrative expenses include salaries, with the exception of buyer and distribution center salaries, other employee benefits, marketing, store supplies, payment processing fees, information technology-related costs, insurance, professional services, non-buyer travel and miscellaneous other selling and administrative related expenses.  Selling, general and administrative expenses do not include any depreciation or amortization expense.

Store pre-opening costs

Non-capital expenditures such as payroll and training costs incurred prior to the opening of a new store are charged to selling, general and administrative expense in the period they are incurred.

Rent expense, deferred rent obligations and deferred lease incentives

We lease all of our store locations under operating leases.  Most of these lease agreements contain tenant improvement allowances, funded by landlord cash incentives or rent abatements, which are recorded as a deferred lease incentive liability and amortized as a reduction of rent expense over the term of the lease.  For purposes of recognizing landlord incentives and minimum rental expense, we utilize the date that we obtain the legal right to use and control the leased space, which is generally when we enter the space and begin to make improvements in preparation of opening a new store location.

Certain of our lease agreements contain rent escalation clauses which provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy.  Such escalating rent expense is recorded in the Consolidated Statement of Operations on a straight-line basis over the lease term, not including any renewal option periods, and the difference between the recognized rent expense and amounts payable under the lease are recorded as deferred rent obligations.

Our leases may also provide for contingent rents, which are determined as a percentage of sales in excess of specified levels.  We record an other accrued liability, within current liabilities on the Consolidated Balance Sheet, along with the corresponding rent expense in the Consolidated Statement of Operations, when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Advertising

We expense advertising costs as incurred.  Advertising costs, which include all marketing-related expenses, for the fiscal years ended February 26, 2011, February 27, 2010 and February 28, 2009, were $5.3 million, $4.6 million and $8.4 million, respectively.  We include advertising and marketing expenses in selling, general and administrative expenses in the Consolidated Statement of Operations.

Customer loyalty program

During the first quarter of fiscal 2011, we launched our Friendship Rewards loyalty program. Under the program, customers accumulate points based on purchase activity.  Once a Friendship Rewards member achieves a certain point level, the member earns awards certificates that may be redeemed for merchandise.  Points are accrued as unearned revenue and recorded as a reduction of net sales and a current liability as they are accumulated by members and certificates are earned.  The liability is recorded net of estimated breakage based on redemption patterns and trends.  Revenue and the related cost of sales are recognized upon redemption of the reward certificates, which expire approximately six weeks after issuance.

Fair value measurements

We measure the fair value of financial instruments and selected non-financial assets and liabilities in accordance with ASC 820-10, “Fair Value Measurements.”  Fair value is defined as the exit price, or the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants as of the measurement date.

For the year ended February 26, 2011, fair value applied to our investments in available-for-sale securities.  For the year ended February 27, 2010, fair value applied to our investments in Auction Rate Securities (“ARS”), ARS Rights and available-for-sale securities.  These financial assets are carried at fair value in accordance with ASC 820-10.  Our long-lived assets are measured at fair value on a non-recurring basis.  See Note 13, Fair Value Measurements, for further disclosure regarding our fair value measurements.

Stock-based compensation

We account for stock-based compensation in accordance with the provisions of ASC 718-10 “Stock Compensation.”  The fair value of each share-based award is estimated on the date of grant and is expensed on a straight-line basis over the corresponding vesting period of the award.  Certain of our restricted stock awards have performance-based vesting provisions and are subject to forfeiture in whole or in part if these performance conditions are not achieved.  We assess, on an ongoing basis, the probability of whether the performance criteria will be achieved and, once it is deemed probable, we begin recognizing compensation expense over the relevant performance period.

Income taxes

We calculate income taxes in accordance with ASC 740, “Income Taxes,” which requires the use of the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future taxes attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.  The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment.  Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

Net income per common share

We utilize the two-class method of calculating earnings per share (“EPS”).  Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the applicable period, while diluted EPS is computed based on the weighted average number of shares of common and common equivalent shares outstanding. See Note 12, Earnings Per Share, for further disclosure regarding our calculation of EPS.

Other Comprehensive Income (Loss)

We report other comprehensive income (loss) in accordance with the provisions of ASC 220, “Reporting Comprehensive Income.”

Segment Reporting

We operate in the retail apparel industry in which we design, source and sell women’s apparel catering to customers generally ranging in age from 45 to 55 who are typically part of a segment of the female baby boomer demographic.  We have identified two operating segments (Christopher & Banks stores and C.J. Banks stores) as defined by ASC 280, “Disclosures about Segments of an Enterprise and Related Information.”  Our Christopher & Banks and C.J. Banks operating segments have been aggregated into one reportable segment based on the similar nature of products sold, methods of sourcing, merchandising and distribution processes involved, target customers, and economic characteristics of the two brands.  We previously reported the results of our Acorn stores as a reportable segment.  The results of all Acorn stores have been removed from continuing operations and presented as discontinued operations beginning in the third quarter of fiscal 2009.

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17, “Consolidations,” which seeks to improve financial reporting by requiring that entities perform an analysis to determine whether any variable interest or interests that they have give them a controlling financial interest in a variable interest entity.  We adopted ASU 2009-17 during the first quarter of fiscal 2011.  The adoption of ASU 2009-17 had no impact on our financial statements.

In January 2010, the FASB issued ASU 2010-06, “New Guidance and Clarifications for Improving Disclosures about Fair Value Measurements.”  This guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy.  Separate disclosures are required for transfers in and out of Level 1 and 2 fair value measurements, and the reasons for the transfers must be disclosed.  In the reconciliation for Level 3 fair value measurements, separate disclosures are required for purchases, sales, issuances, and settlements on a gross basis.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. We adopted the disclosure requirements of ASU 2010-06 effective February 28, 2010.  See Note 13, Fair Value Measurements, for the additional disclosures required under the guidance. We intend to adopt the remaining Level 3 disclosure requirements effective February 27, 2011.  We are in the process of evaluating the additional disclosure requirements and do not expect that the additional requirements will have a significant impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, “Multiple Deliverable Revenue Arrangements.” ASU 2009-13 amends ASC 605-10, “Revenue Recognition,” and addresses accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit, and provides guidance regarding how to measure and allocate arrangement consideration to one or more units of accounting.  ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted, but certain requirements must be met.  We are in the process of evaluating ASU 2009-13 and do not expect that it will have a significant impact on our consolidated financial statements.

Revision to Fiscal 2010 Consolidated Statement of Cash Flows

In connection with the preparation of our financial statements for the fiscal year ended February 26, 2011, we determined that cash flows from the redemption of our investments in auction rate securities should be classified as cash inflows from investing activities.  We previously classified certain of these cash flows as cash inflows from operating activities.

We have revised our statement of cash flows for the fiscal year ended February 27, 2010 to properly classify proceeds from the redemption of our investments of auction rate securities as cash inflows from investing activities.  The effect of this revision was to decrease cash provided by operating activities by $4.6 million and decrease cash used in investing activities by $4.6 million, hence there was no impact on the net change in cash and cash equivalents or our total balance of cash and cash equivalents as previously reported.  We have concluded that this correction is immaterial to the financial statements taken as a whole.

NOTE 2- DISCONTINUED OPERATIONS

In July 2008, we announced our decision to exit our Acorn business when we concluded, after a comprehensive review and evaluation, that the concept had not demonstrated the potential to deliver an acceptable long-term return on our investment.  We closed all of our Acorn stores by December 31, 2008, allowing us to focus our resources on our two core brands, Christopher & Banks and C.J. Banks.

The operating results of all Acorn stores have been presented as discontinued operations, in accordance with ASC 205-20, “Discontinued Operations,” in the consolidated statement of operations for the fiscal year ended February 28, 2009.  There was no activity relating to our discontinued Acorn operations during the fiscal years ended February 26, 2011 and February 27, 2010.

The operating results of the discontinued operations are summarized below (in thousands).

	Fiscal Year Ended
	February 26,	February 27,	February 28,
	2011	2010	2009

Net sales	$—	$—	$10,751
Loss before income tax benefit	—	—	(8,252)
Income tax benefit	—	—	(3,586)
Loss from discontinued operations	—	—	(4,666)

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

NOTE 3 —INVESTMENTS

Investments consisted of the following (in thousands):

	February 26, 2011
	Amortized	Unrealized	Unrealized	Estimated
Description	Cost	Gains	Losses	Fair Value

Short-term investments:
Available-for-sale securities:
Commercial Paper	$5,794	$—	$3	$5,791
Variable rate demand obligations	6,505	—	—	6,505
Municipal bonds	16,118	15	1	16,132
U.S. Agency securities	4,631	1	—	4,632
Total short-term investments	33,048	16	4	33,060

Long-term investments:
Available-for-sale securities:
Municipal bonds	18,714	37	91	18,660
U.S. Agency securities	10,162	2	—	10,164

Total long-term investments	28,876	39	91	28,824

Total investments	$61,924	$55	$95	$61,884

	February 27, 2010
	Amortized	Unrealized	Unrealized	Estimated
Description	Cost	Gains	Losses	Fair Value

Short-term investments:
Available-for-sale securities:
Variable rate demand obligations	$24,900	$—	$—	$24,900
Municipal commercial paper	1,000	—	—	1,000
Municipal bonds	22,999	28	11	23,016
U.S. Agency securities	536	1	2	535

Trading securities:
Auction rate securities	12,800	—	—	12,800

Total short-term investments	62,235	29	13	62,251

Long-term investments:
Available-for-sale securities:
Municipal bonds	6,572	37	2	6,607
U.S. Agency securities	7,002	13	—	7,015

Total long-term investments	13,574	50	2	13,622
Total investments	$75,809	$79	$15	$75,873

We account for our investments in accordance with ASC 320-10, “Investments — Debt and Equity Securities.” and, accordingly, our investment securities have been characterized as either available-for-sale or trading.  As of February 26, 2011, our available-for-sale investment securities were comprised of municipal bonds, commercial paper, variable rate demand obligations and U.S. Agency securities.  These securities were classified as available-for-sale as we did not enter into these investments for speculative purposes or intend to actively buy and sell the securities in order to generate profits on differences in price.  Our primary investment objective is preservation of principal.  During the year ended February 26, 2011, purchases of available-for-sale securities were approximately $94.9 million, while proceeds from the sale of available-for-sale securities were approximately $95.6 million.

Our available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise which may indicate impairment.  When the fair value of the securities declines below the amortized cost basis, impairment is indicated and it must be determined whether it is other than temporary.  Impairment is considered to be other than temporary if we (i) intend to sell the security, (ii) will more likely than not be forced to sell the security before recovering our cost, or (iii) do not expect to recover the securities’ amortized cost basis.  If the decline in fair value is considered other than temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings.  Subsequent increases or decreases in fair value are reported in equity as other comprehensive income (loss).  As of February 26, 2011 and February 27, 2010, there were no other-than-temporary impairments of our available-for-sale securities.

We had approximately $12.8 million of short-term trading securities as of February 27, 2010, which consisted solely of $14.8 million of auction rate securities (“ARS”) at cost, less a fair value adjustment of approximately $2.0 million.  The fair value of the ARS was determined utilizing a discounted cash flow method based on market rates and an estimated period of time the ARS are expected to be held.  In November 2008, we entered into a settlement agreement with UBS Financial Services, Inc., a subsidiary of USB AG (“UBS”) related to our investment in ARS purchased through UBS.  Under the terms of the settlement agreement, we received rights that enabled us to sell our ARS to UBS at par value at any time during the two year period beginning June 30, 2010.  On June 30, 2010, we exercised our ARS rights and sold our remaining $7.1 million investment in ARS to UBS at par value. As of February 26, 2011, we had no investments in ARS.

Upon acceptance of the settlement offer, we classified our ARS as trading securities and elected to record the ARS rights at fair value on a recurring basis utilizing significant unobservable inputs in accordance with ASC 820-10, “Fair Value Measurements and Disclosures.”  The fair value of the ARS rights was estimated utilizing the Black-Scholes option pricing model and the forward contract method.  As of February 27, 2010, the fair value of the ARS rights was determined to be approximately $2.0 million and the ARS rights were recorded within other current assets on the consolidated financial statements.  As of February 28, 2009, the fair value of the ARS rights was determined to be approximately $2.7 million and the ARS rights were recorded within other non-current assets on the consolidated financial statements.  We redeemed $14.9 million, $4.6 million and $5.1 million of ARS in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

Expected maturities of our investments are as follows:

February 26,
2011
One year or less	$33,060
One year through three years	23,079
After three years	5,745
Total investment securities	$61,884

We have $6.5 million of Variable Rate Demand Obligations (“VRDO”) as of February 26, 2011.  These investments maintain a constant par value, have variable rates of return tied to short-term interest rates which reset weekly, and may be tendered for sale upon notice to the trustee.  Although our VRDO are issued and rated as long-term securities, with maturities ranging from 2013 through 2041, they are priced and traded as short-term investments as each VRDO contains a put feature, which is supported by highly rated financial institutions.  We classified our VRDO as short-term investments maturing in one year or less as we expect to realize the proceeds from our VRDO within that time period.  Actual maturities may differ from expected maturities because the issuers of the securities may have the right to prepay the obligations without prepayment penalties.

NOTE 4 — ACCOUNTS RECEIVABLE

Our accounts receivable consisted of the following (in thousands):

	February 26,	February 27,
Description	2011	2010

Credit card receivables	$2,087	$2,470
Amounts due from landlords	582	890
Other receivables	1,298	885

	$3,967	$4,245

Our credit card receivables are collected one to five days after the related sale transaction occurs.

NOTE 5 — MERCHANDISE INVENTORIES

Merchandise inventories consisted of the following (in thousands):

	February 26,	February 27,
Description	2011	2010

Merchandise inventory - in store	$34,186	$36,522
Merchandise inventory - in transit	5,025	1,974

	$39,211	$38,496

NOTE 6 — PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following (in thousands):

		February 26,	February 27,
Description	Estimated Useful Life	2011	2010

Land	—	$1,597	$1,597
Corporate office, distribution center and related building improvements	25 years	12,101	12,027
Store leasehold improvements	Term of related lease, typically 10 years	91,237	93,894
Store furniture and fixtures	Seven years	110,754	112,815
Point of sale hardware and software	Five years	9,858	15,056
Corporate office and distribution center furniture, fixtures and equipment	Seven years	5,401	5,315
Computer hardware and software	Three to five years	26,858	24,176
Construction in progress	—	465	73
		258,271	264,953
Less accumulated depreciation and amortization		(181,624)	(168,844)
		$76,647	$96,109

As a result of an annual impairment analysis, which included the evaluation of individual under-performing stores and assessing the recoverability of the carrying value of the improvements and equipment related to the stores, we determined that improvements and equipment at certain under-performing stores and stores identified for closure were impaired.  As a result, we recorded asset impairments related to property, equipment and improvements of $2.8 million, $2.9 million and $4.6 million in fiscal 2011, 2010 and 2009, respectively.  See Note 13, Fair Value Measurements, for further detail.

Our assessment of the recoverability of the carrying value of our assets involves the projection of future cash flows which requires the use of significant estimates and assumptions.  Differences in circumstances or estimates could produce significantly different results.  The current challenging economic environment, continued instability in the housing market and general economic uncertainty affecting the retail industry make it possible that additional long-lived asset impairments could be identified and recorded in future periods.

NOTE 7 — ACCRUED LIABILITIES

Other accrued liabilities consisted of the following (in thousands):

	February 26,	February 27,
Description	2011	2010

Gift card and store credit liability	$10,150	$10,884
Accrued income, sales and other taxes payable	2,017	2,081
Accrued Friendship Rewards loyalty liability	2,938	—
Accrued un-invoiced merchandise inventory receipts	1,872	1,539
Accrued occupancy related expenses	1,145	665
Accrued workers compensation self insurance liability	456	600
Other accrued liabilities	3,353	3,395

	$21,931	$19,164

NOTE 8 — CREDIT FACILITY

We maintain an Amended and Restated Revolving Credit Facility (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) which expires on June 30, 2011.  The Credit Facility provides us with revolving credit loans and letters of credit of up to $50 million, in the aggregate, subject to a borrowing base formula based on inventory levels.  We are currently seeking to establish another credit facility which may be an extension of the existing facility or a new facility.

Loans under the Credit Facility bear interest at the prime rate minus 0.25%.  As of February 26, 2011, the prime rate was 3.25%.  The Credit Facility also provides us with the ability to borrow under the Credit Facility at an interest rate tied to the London Interbank Market Offered Rate (“LIBOR”).  Advances under the LIBOR option would be tied to the one, three or six month LIBOR rate, based on the length of time the corresponding advance is outstanding.

Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion of the facility as defined in the agreement, a collateral monitoring fee and a guaranteed service charge.  Borrowings under the Credit Facility are collateralized by our equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.  We had no revolving credit loan borrowings under the Credit Facility during fiscal 2011.  Historically, the Credit Facility has been utilized by us only to open letters of credit.  The borrowing base at February 26, 2011 was $20.6 million.  As of February 26, 2011, we had open on-demand letters of credit in the amount of $1.3 million.  Accordingly, the availability of revolving credit loans under the Credit Facility was $19.3 million at February 26, 2011.

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of February 26, 2011, the most recent measurement date, we were in compliance with all of these restrictive covenants under the Credit Facility.

NOTE 9 — STOCK-BASED COMPENSATION

General

We account for stock-based compensation in accordance with the provisions of ASC 718-10 “Stock Compensation.”  Under various plans, we may grant options to purchase common stock to employees and non-employee members of our Board of Directors at a price not less than 100% of the fair market value of our common stock on the option grant date.  In general, options granted to employees vest over three to five years and are exercisable up to ten years from the date of grant, and options granted to Directors vest immediately and are exercisable up to ten years from the grant date.

We may also grant shares of restricted stock to our employees and non-employee members of our Board of Directors.  The grantee cannot transfer the shares before the respective shares vest.  Shares of nonvested restricted stock are considered to be currently issued and outstanding.  Restricted stock grants to employees have original vesting schedules of three to seven years, while restricted grants to Directors are fully vested on the date of grant.

Our restricted stock awards are generally subject to forfeiture if employment or service terminates prior to the lapse of the restrictions.  In addition, certain of our restricted stock awards have performance-based vesting provisions and are subject to forfeiture in whole or in part if these performance conditions are not achieved.  We assess, on an ongoing basis, the probability of whether the performance criteria will be achieved and, once it is deemed probable, we begin recognizing compensation expense over the relevant performance period.  For those awards not subject to performance criteria, we expense the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, on a straight-line basis over the vesting period.  The fair market value of our restricted stock is determined based on the closing price of our common stock on the grant date.

The total compensation expense related to all stock-based awards for fiscal 2011, 2010 and 2009 was $1.9 million, $2.0 million and $1.8 million, respectively.  Stock-based compensation expense was included in merchandise, buying and occupancy expenses for our buying and distribution employees and in selling, general and administrative expense for all other employees.

Methodology Assumptions

We examined our historical pattern of option exercises to determine if there were any discernable activity patterns attributable to certain optionees.  From this analysis, we identified two distinct populations of optionees, employees and non-employee directors.  We use the Black-Scholes option-pricing model to value our stock options for grants to our employees and non-employee directors.  Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant and is expensed on a straight-line basis over the vesting period, as the stock options are subject to pro-rata vesting.  The expected volatility assumption is based on the historical volatility of our stock over a term equal to the expected term of the option granted.  The expected term of stock option awards granted is derived from historical exercise experience and represents the period of time that awards are expected to be outstanding.  The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted.

The weighted average assumptions relating to the valuation of our stock options for fiscal 2011, 2010 and 2009 were as follows:

	Fiscal Years Ended
	February 26,	February 27,	February 28,
	2011	2010	2009
Expected dividend yield	3.93%	4.83%	2.39%
Expected volatility	70.73%	68.69%	49.50%
Risk-free interest rate	1.11-2.54%	1.81-2.75%	1.67-3.65%
Expected term in years	4.99	4.67	4.41

Stock-Based Compensation Activity — Stock Options

The following table presents a summary of our stock option activity for the year ended February 26, 2011:

					Weighted
		Weighted	Aggregate		Average
	Number	Average	Intrinsic	Weighted	Remaining
	of	Exercise	Value	Average	Contractual
	Shares	Price	(in thousands)	Fair Value	Life

Outstanding, beginning of period	1,592,670	$11.56	$607	$4.24
Vested	744,628	16.62
Unvested	848,042	7.11
Granted	1,860,050	6.54	580	2.98
Exercised	(62,833)	4.64	178	1.81
Canceled - Vested	(308,685)	13.55	1	4.30
Canceled - Unvested (Forfeited)	(508,467)	7.30	358	3.17
Outstanding, end of period	2,572,735	8.70	732	3.59	8.43
Vested	750,152	14.83	30	5.60	5.34
Unvested	1,822,583	6.18	702	2.77	9.71
Exercisable, end of period	750,152	14.83	30	5.60	5.34

As of February 26, 2011, there was approximately $4.2 million of total unrecognized compensation expense related to unvested stock options granted under our share-based compensation plans.  That expense is expected to be recognized over a weighted average period of approximately 2.8 years.

The following table presents a summary of our stock option activity for the year ended February 27, 2010:

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

The following table presents a summary of our stock option activity for the year ended February 28, 2009:

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

The aggregate intrinsic value in the preceding three tables represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2011, fiscal 2010 and fiscal 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 26, 2011, February 27, 2010 and February 28, 2009, respectively.

Stock-Based Compensation Activity — Restricted Stock

The following table presents a summary of our restricted stock activity for the years ended February 26, 2011, February 27, 2010 and February 28, 2009:.

	Fiscal 2011		Fiscal 2010		Fiscal 2009
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	702,450	$5.34	282,418	$10.54	118,484	$16.26
Granted	406,348	8.73	721,900	4.64	322,083	9.65
Vested	(268,824)	6.33	(109,418)	9.13	(78,399)	12.21
Canceled - Unvested (forfeited)	(656,904)	6.23	(192,450)	8.22	(79,750)	13.80
Unvested, end of period	183,070	8.22	702,450	5.34	282,418	10.54

Aggregate intrinsic value (in thousands)	$1,124		$4,875		$1,099

The total fair value of shares of restricted stock that vested during fiscal 2011, 2010 and 2009 was $0.9 million, $0.8 million and $1.0 million, respectively.  As of February 26, 2011, there was approximately $0.4 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of approximately 2.1 years.

NOTE 10 — OTHER INCOME

Other income consisted of the following (in thousands):

	Fiscal Year Ended
	February 26,	February 27,	February 28,
Description	2011	2010	2009

Interest income, net	$368	$412	$2,159
Gain (loss) on investments carried at fair value	41	316	(350)
Other	41	—	—

	$450	$728	$1,809

NOTE 11 — INCOME TAXES

The provision for income taxes on continuing operations consisted of (in thousands):

	Fiscal Year Ended
	February 26,	February 27,	February 28,
	2011	2010	2009
Current:
Federal tax expense (benefit)	$(2,344)	$2,517	$(4,439)
State tax expense (benefit)	(214)	25	1,386
Current tax expense (benefit)	(2,558)	2,542	(3,053)
Deferred tax expense (benefit)	10,616	(3,339)	(1,162)
Income tax provision (benefit)	$8,058	$(797)	$(4,215)

Our effective income tax rate differs from the federal income tax rate as follows:

	Fiscal Year Ended
	February 26,	February 27,	February 28,
	2011	2010	2009

Federal income tax (benefit) at statutory rate	(35.0)%	(35.0)%	(35.0)%
State income tax (benefit), net of federal benefit	(0.3)	(52.6)	6.3
Valuation allowance	91.1	—	—
Reserve for unrecognized tax benefits	—	(27.1)	—
Tax exempt interest income	(1.2)	(20.9)	(3.9)
Officer compensation expense	0.7	4.1	1.6
Contribution carryforward	—	—	(3.9)
Other	1.8	6.8	0.6
	57.1%	(124.7)%	(34.3)%

Our income tax provision for fiscal 2010 includes discrete out-of-period benefits in the amount of $0.3 million to correct errors related to prior years.  Management believes these amounts are immaterial to fiscal year 2010 as well as to the years to which they relate.

The net deferred tax asset (liability) included in the consolidated balance sheet as of February 26, 2011 and February 27, 2010 is as follows (in thousands):

	February 26,	February 27,
	2011	2010

Accrued vacation compensation	$1,027	$1,110
Friendship Rewards loyalty liability	975	—
Other accrued liabilities	1,054	1,165
Merchandise inventories	967	1,234
Current deferred tax asset	4,023	3,509

Depreciation and amortization	(4,221)	(8,652)
Accrued rent obligations	8,874	11,552
Stock-based compensation expense	1,393	1,783
Net operating loss carryforwards	977	197
Contribution carryforwards	1,318	1,167
Tax credit carryforwards	458	—
Other non-current liabilities	1,145	1,584
Non-current deferred tax asset, net	9,944	7,631
Less: Valuation allowance	(13,967)	—
Net deferred tax asset	$—	$11,140

Deferred income tax assets represent potential future income tax benefits.  Realization of these assets is ultimately dependent upon future taxable income.  We have incurred a net cumulative loss as measured by the results of the current year and the prior two years.  ASC 740 “Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period.  Forming a conclusion that a valuation allowance is not needed is difficult when negative evidence such as cumulative losses exists.  As a result of our evaluation, we have concluded that there was insufficient positive evidence to overcome the negative evidence related to our cumulative losses.  Accordingly, we recognized a non-cash provision of $10.6 million to establish a valuation allowance against our net deferred tax assets.  Recording the valuation allowance does not have any impact on cash and does not prevent us from using the deferred tax assets in the future when profits are realized.  We did not record a valuation allowance in fiscal 2010 or fiscal 2009 as we believed it was more likely than not that the deferred tax assets would be realized.

As of February 26, 2011, we have federal and state net operating loss carryforwards which will reduce future taxable income.  Approximately $0.6 million in federal tax benefits are available from these loss carryforwards and an additional $0.5 million is available in tax credit carryforwards.  The state loss carryforwards will result in state tax benefits of approximately $0.4 million.  The federal net operating loss carryover expires in 20 years.  The state net operating loss carryforwards will expire in fiscal 2014 and beyond.  Additionally, we have charitable contribution carryforwards that will expire in fiscal 2014.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at March 1, 2008	$3,722

Reductions based on tax positions related to the current year	(2)
Additions for tax positions of previous years	161
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(402)
Balance at February 28, 2009	$3,479

Additions based on tax positions related to the current year	167
Reductions for tax positions of previous years	(16)
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(724)
Settlements	(266)
Balance at February 27, 2010	2,640

Additions based on tax positions related to the current year	88
Reductions for tax positions of previous years	(1,096)
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(328)
Balance at February 26, 2011	$1,304

Our liability for unrecognized tax benefits is recorded within other non-current liabilities on our consolidated balance sheet.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of February 26, 2011 and February 27, 2010 were $1.1 million and $1.6 million, respectively.  The balance above at February 26, 2011 includes $0.2 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

We recognize interest and penalties related to unrecognized tax benefits as components of income tax expense.  At February 26, 2011 and February 27, 2010, we had accrued $0.7 million and $0.8 million, respectively, for the potential payment of interest and penalties.

The Company and our subsidiaries are subject to U.S. federal income taxes and the income tax obligations of various state and local jurisdictions.  Fiscal 2008, 2009, 2010 and 2011 remain subject to examination by the Internal Revenue Service.  With few exceptions, we are not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2007.  At February 26, 2011, we had ongoing audits in various jurisdictions, but we do not expect our liability for unrecognized tax benefits to significantly increase or decrease in the next twelve months.

NOTE 12 — EARNINGS PER SHARE

On March 1, 2009, we adopted FASB amendments to ASC 260-10, “Earnings Per Share,” which clarified that unvested share-based payment awards that contain non-forfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing EPS.  Participating securities under this statement include our unvested employee restricted stock awards with time-based vesting, which receive non-forfeitable dividend payments.  The calculation of EPS for our common stock shown below excludes the income attributable to these unvested employee restricted stock awards from the numerator and excludes the dilutive impact of these shares from the denominator.  All prior period EPS data presented has been adjusted retrospectively.

	Fiscal Year Ended
	February 26,	February 27,	February 28,
	2011	2010	2009
Numerator (in thousands):
Net income (loss) attributable to Christopher & Banks Corporation	$(22,167)	$158	$(12,750)
Dividends paid on participating securities	(81)	(80)	(38)
Net income (loss) available to common shareholders	$(22,248)	$78	$(12,788)
Denominator (in thousands):
Weighted average common shares outstanding - basic	35,392	35,141	35,097
Dilutive shares	—	93	—
Weighted average common and common equivalent shares outstanding - diluted	35,392	35,234	35,097
Net income (loss) per common share:
Basic	$(0.63)	$0.00	$(0.36)
Diluted	$(0.63)	$0.00	$(0.36)

The calculation of basic and diluted earnings per share for fiscal 2009 has been modified to reflect the requirements of the amendments to ASC 260-10.  The earnings per share for the year has been adjusted to reflect the impact of this new accounting pronouncement on a comparable basis with fiscal 2010 and 2011.  There was no material impact on diluted EPS for the years ended February 26, 2011, February 27, 2010, and February 28, 2009.

Total stock options of approximately 2.5 million, 1.4 million and 1.7 million were excluded from the shares used in the computation of diluted earnings per share for fiscal 2011, 2010 and 2009, respectively, as they were anti-dilutive.

NOTE 13 — FAIR VALUE MEASUREMENTS

We adopted ASC 820-10 “Fair Value Measurements,” effective March 2, 2008, with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. On March 1, 2009, we adopted the provision of ASC 820-10 relating to nonrecurring nonfinancial assets and nonfinancial liabilities.  The adoption of these provisions of ASC 820-10 did not have a material impact on our consolidated financial statements as reported herein.

Under ASC 820-10, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.  ASC 820-10 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs market participants would use in valuing the asset or liability, developed based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For the years ended February 26, 2011 and February 27, 2010, fair value under ASC 820-10 applied to our available-for-sale investment securities, ARS and ARS rights.  These financial assets are carried at fair value pursuant to the requirements of ASC 820-10.

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands).

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	February 26, 2011	Level 1	Level 2	Level 3
Available-for-sale securities:
Commercial paper	$5,791	$—	$5,791	$—
Variable rate demand obligations	6,505	—	6,505	—
Municipal bonds	16,132	—	16,132	—
U.S. Agency securities	4,632	—	4,632	—
Total current assets	33,060	—	33,060	—
Long-term investments:
Available-for-sale securities:
Municipal bonds	18,660	—	18,660	—
U.S. Agency securities	10,164	—	10,164	—
Total non-current assets	28,824	—	28,824	—
Total assets	$61,884	$—	$61,884	$—

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	February 27, 2010	Level 1	Level 2	Level 3
Available-for-sale securities:
Variable rate demand obligations	$24,900	$—	$24,900	$—
Municipal commercial paper	1,000	—	1,000	—
Municipal bonds	23,016	—	23,016	—
U.S. Agency securities	535	—	535	—
Trading securities:
Auction rate securities	12,800			12,800
Other assets-ARS rights	2,000			2,000
Total current assets	64,251	—	49,451	14,800
Long-term investments:
Available-for-sale securities:
Municipal bonds	6,607	—	6,607	—
U.S. Agency securities	7,015	—	7,015	—
Total non-current assets	13,622	—	13,622	—
Total assets	$77,873	$—	$63,073	$14,800

Following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value:

Available-for-sale securities:

As of February 26, 2011 and February 27, 2010, our available-for-sale securities were valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets in which there were fewer transactions.

Trading securities:

We had no trading securities as of February 26, 2011.  As of February 27, 2010, our trading securities consisted solely of ARS.  As discussed in Note 3, Investments, auctions for ARS held by us failed beginning in February 2008.  As a result, our investments in ARS were valued to reflect the lack of liquidity of these investments while taking into account the credit quality of the underlying securities.

ARS rights:

As discussed in Note 3, Investments, in November 2008, we accepted UBS’s ARS settlement offer.  This resulted in us receiving ARS rights, which we have elected to account for at fair value.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands).

	Fiscal Year Ended
	February 26, 2011		February 27, 2010
	ARS	ARS Rights	ARS	ARS Rights

Beginning balance	$12,800	$2,000	$16,400	$2,700
Total gains (losses):
Included in earnings	2,050	(2,000)	1,000	(700)
Settlements	(14,850)	—	(4,600)	—
Ending balance	$—	$—	$12,800	$2,000

Assets and Liabilities that are Measured at Fair Value on a Non-recurring Basis:

The aspects of ASC 820-10 for which the effective date was deferred until March 1, 2009, relate to nonfinancial assets and liabilities that are measured at fair value but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.

The table below segregates non-financial assets and liabilities as of February 26, 2011 and February 27, 2010 that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (in thousands).

					Realized
	Fair Value at	Fair Value Measurements			Gains (Losses)
	February 26,	Using Inputs Considered as			Fiscal Year Ended
Description	2011	Level 1	Level 2	Level 3	February 26, 2011
Assets:
Long-lived assets held and used	$515	$—	$—	$515	$(2,779)

Liabilities:	$—	$—	$—	$—	$—

					Realized
	Fair Value at	Fair Value Measurements			Gains (Losses)
	February 27,	Using Inputs Considered as			Fiscal Year Ended
Description	2010	Level 1	Level 2	Level 3	February 27, 2010
Assets:
Long-lived assets held and used	$708	$—	$—	$708	$(2,939)

Liabilities:	$—	$—	$—	$—	$—

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of FASB Codification Subtopic 360-10, long-lived assets held and used with a carrying amount of $3.3 million were written down to their fair value of $0.5 million, resulting in an impairment charge of $2.8 million, which was included in earnings for the period ended February 26, 2011, and long-lived assets held and used with a carrying amount of $3.6 million were written down to their fair value of $0.7 million, resulting in an impairment charge of $2.9 million, which was included in earnings for the period ended February 27, 2010.

Our assessment of the recoverability of the carrying value of our assets involves the projection of future cash flows which requires the use of significant estimates and assumptions.  Differences in circumstances or estimates could produce significantly different results.  The current challenging economic environment, combined with the continued instability in the housing market, elevated levels of unemployment and general economic uncertainty affecting the retail industry, make it reasonably possible that additional long-lived asset impairments could be identified and recorded in future periods.

NOTE 14 — COMPREHENSIVE INCOME

Comprehensive income consisted of the following (in thousands):

	Fiscal Year Ended
	February 26,	February 27,	February 28,
	2011	2010	2009

Net income (loss)	$(22,167)	$158	$(12,750)
Fair value adjustment on investments	(104)	39	1,200

Total comprehensive income (loss)	$(22,271)	$197	$(11,550)

NOTE 15 — EMPLOYEE BENEFIT PLANS AND EMPLOYMENT AGREEMENTS

We have established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for the benefit of all employees who meet certain eligibility requirements, which are primarily age, length of service and hours of service.  The plan allows eligible employees to invest from 1% to 60% of their compensation, subject to dollar limits as established by the federal government.  The plan allows for discretionary Company matching contributions.  Effective March 8, 2009, we discontinued our discretionary matching contributions and no company contributions were made for the fiscal year ended February 26, 2011.  Company contributions for the fiscal years ended February 27, 2010 and February 28, 2009 totaled $6,000 and $0.6 million, respectively.  We do not offer any other post-retirement, post-employment or pension benefits to directors or employees.

Our former Executive Vice President and Chief Financial Officer, Rodney Carter, terminated employment with the Company effective July 15, 2010.  The Company incurred a pre-tax, non-recurring severance charge of approximately $0.5 million in the second quarter of fiscal 2011 in connection with Mr. Carter’s departure.   The charge consisted primarily of payment obligations to Mr. Carter under his employement agreement.

Lorna E. Nagler, our former President and Chief Executive Officer, resigned from all positions with the Company, including the position of Director, effective October 19, 2010.  The Company incurred a pre-tax, non-recurring severance charge of approximately $1.0 million in the third quarter of fiscal 2011 in connection with Ms. Nagler’s resignation.  The charge consisted primarily of payment obligations to Ms. Nagler under her employment agreement.

In January 2011, we announced that our Board of Directors had elected Larry C. Barenbaum as our President and Chief Executive Officer.  We entered into a severance agreement with Mr. Barenbaum at that time.  In April 2011, we entered into a new severence agreement with Mr. Barenbaum as well as with certain other executive officers, including Michael J. Lyftogt, Senior Vice President and Chief Financial Officer.  These severence agrements provide that the individual is and remains an at-will employee and thus may be terminated at any time with or without “cause” as defined in the agrement.   If the employee is terminated “without cause” and executes a general release of claims in favor of the Company, we are obligated to pay the executive officer a severance payment in the aggregate which equals six months salary and the employee is required to refrain from engaging in certain competitive activities or soliciting employees to terminate their employment with the Company.

NOTE 16 — LEASE COMMITMENTS

We lease each of our store locations and vehicles under operating leases. The store lease terms, including rental period, renewal options, escalation clauses and rent as a percentage of sales, vary among the leases. Most store leases require us to pay real estate taxes and common area maintenance charges.

Total rental expense for all leases was as follows (in thousands):

	Fiscal Year Ended
	February 26, 2011	February 27, 2010	February 28, 2009
Minimum rent	$40,677	$45,709	$51,792

Contingent rent—based on a percentage of sales	6,771	5,331	3,652
Maintenance, taxes and other	29,585	33,713	34,477
Amortization of deferred lease incentives	(4,553)	(4,238)	(5,881)
	$72,480	$80,515	$84,040

Future minimum rental commitments for all leases are as follows (in thousands):

	Operating Leases
	Retail Store	Vehicles/
Fiscal Year	Facilities	Other	Total
2012	$41,819	$418	$42,237
2013	39,108	158	39,266
2014	31,652	19	31,671
2015	22,714	—	22,714
2016	16,098	—	16,098
Thereafter	20,699	—	20,699
Total minimum lease payments	$172,090	$595	$172,685

NOTE 17 — LEGAL PROCEEDINGS

We are subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business.  Although the amount of any liability that could arise with respect to any current proceedings cannot, in management’s opinion, be accurately predicted, any such liability is not expected to have a material adverse impact on our financial position, results of operations or liquidity.

NOTE 18 — SOURCES OF SUPPLY

Our ten largest vendors represented approximately 77%, 74% and 52% of our total merchandise purchases in fiscal 2011, 2010 and 2009, respectively.  Purchases from one of our suppliers accounted for approximately 27% of our purchases during 2011, while two other vendors supplied us with 15% and 12% of our merchandise, respectively.  These same vendors supplied 27%, 15% and 12% of our purchases during fiscal 2010.  Although we have strong relationships with these vendors, there can be no assurance that these relationships can be maintained in the future or that these vendors will continue to supply merchandise to us.  If there should be any significant disruption in the supply of merchandise from these vendors, management believes that we will be able to shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on our financial position or results of operations.

In fiscal 2009, we purchased approximately 25% of our merchandise, through one buying agent (the “Agent”).  As we have continued the process of establishing relationships with additional primary suppliers, we and the Agent terminated our sourcing arrangement effective as of the end of December 2008.  Additionally, direct imports accounted for approximately 12%, 12% and 48% of our total merchandise purchases in fiscal 2011, 2010 and 2009, respectively. We do not maintain long-term purchase commitments or arrangements with any of our suppliers or agents.

NOTE 19 — SEGMENT REPORTING

We operate in the retail apparel industry in which we primarily design, source and sell women’s apparel catering to customers generally ranging in age from 45 to 55 who are typically part of a segment of the female baby boomer demographic.  We have identified two operating segments (Christopher & Banks and C.J. Banks) as defined by ASC 820 “Disclosures about Segments of an Enterprise and Related Information.” Our Christopher & Banks and C.J. Banks operating segments have been aggregated into one reportable segment based on the similar nature of products sold, methods of sourcing, merchandising and distribution processes involved, target customers and economic characteristics of the two brands.  We previously reported the results of our Acorn stores as a separate reportable segment.  Beginning in the third quarter of fiscal 2009, the results of all Acorn stores have been removed from continuing operations and are presented as discontinued operations.

In the table below, the “Christopher & Banks/C.J. Banks” reportable segment includes activity generated by our Christopher & Banks and C.J. Banks operations.  The “Corporate/Administrative” column, which primarily represents operating activity at our corporate office and distribution center facility, is presented to allow for reconciliation of segment-level net sales, operating income (loss) and total assets to our consolidated net sales, operating income (loss) and total assets.  Segment operating income (loss) includes only net sales, merchandise gross margin and direct store expenses with no allocation of corporate overhead.

For the fiscal years ended February 26, 2011, February 27, 2010 and February 28, 2009, the Christopher & Banks/C.J. Banks operating income included store-level asset impairment charges of $2.8 million, $2.9 million and $4.5 million, respectively.

	christopher & banks/	Corporate/
(in thousands)	cj banks	Administrative	Consolidated
Fiscal Year Ended February 26, 2011:
Net sales	$448,130		$448,130
Operating income (loss)	38,594	(53,153)	(14,559)
Total assets	142,931	91,232	234,163
Fiscal Year Ended February 27, 2010:
Net sales	$455,402	$—	$455,402
Operating income (loss)	46,865	(48,232)	(1,367)
Total assets	156,686	110,611	267,297
Fiscal Year Ended February 28, 2009:
Net sales	$530,742	$—	$530,742
Operating income (loss)	51,601	(65,709)	(14,108)
Total assets	164,007	126,135	290,142

NOTE 20 — QUARTERLY FINANCIAL DATA (UNAUDITED):

	Fiscal 2011 Quarters(1)
(in thousands, except per share data)	First	Second	Third	Fourth

Net sales	$126,235	$101,340	$120,947	$99,608
Operating income (loss)	$10,649	$(4,425)	$(197)	$(20,586)
Net income (loss)	$6,340	$(2,538)	$(9,226)	$(16,743)

Basic per share data:
Net income (loss)	$0.18	$(0.07)	$(0.26)	$(0.47)

Diluted per share data:
Net income (loss)	$0.18	$(0.07)	$(0.26)	$(0.47)

Dividends per share	$0.06	$0.06	$0.06	$0.06

(1)          The summation of quarterly per share data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

	Three	Six	Nine
	Months	Months	Months
	Ended	Ended	Ended
	May 29,	August 28,	November 27,
(in thousands)	2010	2010	2010
Net cash provided by operating activities	$6,901	$4,050	$824
Net cash provided by (used in) investing activities	(3,403)	602	(1,385)
Net cash used in financing activities	(1,841)	(3,965)	(5,934)
Net increase (decrease) in cash and cash equivalents	1,657	687	(6,495)
Cash and cash equivalents, beginning of period	37,073	37,073	37,073
Cash and cash equivalents, end of period	$38,730	$37,760	$30,578

	Fiscal 2010 Quarters(2)
	First	Second	Third	Fourth

Net sales	$120,367	$101,182	$132,000	$101,853
Operating income (loss)	$2,454	$(3,476)	$9,791	$(10,136)
Net income (loss)	$1,685	$(2,132)	$6,972	$(6,368)

Basic per share data:
Net income (loss)	$0.05	$(0.06)	$0.20	$(0.18)

Diluted per share data:
Net income (loss)	$0.05	$(0.06)	$0.19	$(0.18)

Dividends per share	$0.06	$0.06	$0.06	$0.06

(2)          The summation of quarterly per share data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

	Three	Six	Nine
	Months	Months	Months
	Ended	Ended	Ended
	May 30,	August 29,	November 28,
(in thousands)	2009	2009	2009
Net cash provided by operating activities	$13,457	$12,028	$17,925
Net cash used in investing activities	(1,849)	(3,211)	(46,838)
Net cash used in financing activities	(2,116)	(4,247)	(6,383)
Net increase (decrease) in cash and cash equivalents	9,492	4,570	(35,296)
Cash and cash equivalents, beginning of period	78,814	78,814	78,814
Cash and cash equivalents, end of period	$88,306	$83,384	$43,518

As described in Note 1, in connection with the preparation of our financial statements for the fiscal year ended February 26, 2011, we determined that cash flows from the redemption of our investments in auction rate securities should be classified as cash inflows from investing activities.  We previously classified certain of these cash flows as cash inflows from operating activities.

We have revised the statement of cash flow information presented above to decrease cash provided by operating activities and decrease cash used in investing activities by $14.9 million for the nine months ended November 27, 2010, $14.9 million for the six months ended August 28, 2010, $3.3 million for the three months ended May 29, 2010, $0.4 million for the nine months ended November 28, 2009 and $0.2 million for the six months ended August 29, 2009.  There was no effect on operating or investing cash flows for the three months ended May 30, 2009.  These revisions had no impact on the net change in cash and cash equivalents or our total balance of cash and cash equivalents as previously reported.  We have concluded that these corrections were immaterial to the related financial statements taken as a whole.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no matters which are required to be reported under Item 9.

ITEM 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of February 26, 2011. Based upon the foregoing, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective, as of February 26, 2011, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:  (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the evaluation, management has concluded our internal control over financial reporting was effective as of February 26, 2011.

The effectiveness of our internal control over financial reporting as of February 26, 2011 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears on page 33.

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

Changes in Internal Control over Financial Reporting

During our fourth fiscal quarter, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

The attestation report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, appears on page 33.

ITEM 9B.

OTHER INFORMATION

There are no matters which are required to be reported under Item 9B.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors required by Item 10 is incorporated herein by reference to the section entitled, “Item 1 - Election of Directors,” in the Proxy Statement.  Information regarding our executive officers is included in Part I of this Annual Report on Form 10-K in the section entitled “Executive Officers of the Registrant.”  Information concerning compliance with Section 16(a) of the Securities Act of 1934 is included in the Proxy Statement under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance,” and such information is incorporated herein by reference.  Information regarding our Audit Committee and audit committee financial experts is included in the Proxy Statement under the section entitled “Meetings and Committees of the Board of Directors - The Audit Committee,” and such information is incorporated by reference.

We have adopted a Code of Conduct (the “Code”) applicable to all of our employees, directors and officers, including our principal executive officer, principal financial officer, principal accounting officer, controller and other employees performing similar functions.  The Code is available on our website at www.christopherandbanks.com — under the “Investor Relations” link and then the “Corporate Governance” link — and is available in print to any stockholder who requests a copy from our Corporate Secretary. Any changes or amendments to, or waiver from, a provision of the Code that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions will be posted on our website at the address and location specified above.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled “Executive Compensation,” “Meetings and Committees of the Board of Directors — Compensation Program for Non-Employee Directors” and “Meetings and Committees of the Board of Directors — Non-Employee Director Compensation for Fiscal 2011” in the Proxy Statement.

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

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

(1)      Financial Statements:

(2) Financial Statement Schedules:

Schedule II-Valuation and Qualifying Accounts and Reserves	71

All schedules omitted are not applicable or the required information is shown in the financial statements or notes thereto.

(3)                 Exhibits:

3.1

Restated Certificate of Incorporation of Christopher & Banks Corporation, as amended through July 27, 2010 (incorporated herein by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended November 27,2010)

3.2

Fifth Amended and Restated By-Laws of Christopher & Banks Corporation, as amended through July 27, 2010 (incorporated herein by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended November 27,2010)

4.1

Form of certificate for shares of common stock of Christopher & Banks Corporation (incorporated herein by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended August 28, 2010)

10.1	Christopher & Bank, Inc. Retirement Savings Plan (incorporated herein by reference to Registration Statement on Form S-1, Registration No. 33-45719)**

10.2	1997 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Form S-8 (Registration No. 333-95109) filed January 20, 2000)**

10.3	Amendment No. 1 to 1997 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Form S-8 (Registration No. 333-95553) filed January 27, 2000)**

10.4

Second Amendment to our 1997  Stock Incentive Plan dated as of July 28, 1999 (incorporated herein by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q for the fiscal quarter ended August 28, 1999 filed October 12, 1999)**

10.5

Third Amendment to the 1997  Stock Incentive Plan dated as of July 26, 2000 (incorporated herein by reference to Exhibit 10.40 to Annual Report on Form 10-K for the fiscal year ended March 2, 2002 filed May 29, 2002)**

10.6

Fourth Amendment to the 1997 Stock Incentive Plan dated as of August 1, 2001 (incorporated herein by reference to Exhibit 10.41 to Annual Report on Form 10-K for the fiscal year ended March 2, 2002 filed May 29, 2002)**

10.7*	Form of Qualified Stock Option Agreement under our 1997 Stock Incentive Plan**

10.8*	Form of Nonqualified Stock Option Agreement under our 1997 Stock Incentive Plan**

10.9

Form of Restricted Stock Agreement under our 1997 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.36 to Annual Report on Form 10-K for the fiscal year ended March 3, 2007  filed May 2, 2007)**

10.10	1998 Director Stock Option Plan (incorporated herein by reference to Exhibit 10.25 to Annual Report on Form 10-K for the fiscal year ended February 27, 1999 filed May 28, 1999)**

10.11

First Amendment to our 1998 Director Stock Option Plan dated as of July 26, 2000 (incorporated herein by reference to Exhibit 10.42 to Annual Report on Form 10-K for the fiscal year ended March 2, 2002 filed May 29, 2002)**

10.12	2002 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to Form S-8 filed March 13, 2006)**

10.13	Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 5, 2008)**

10.14

Second Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan, effective July 27, 2010 (incorporated herein by reference to Exhibit 10.2 to Current Report on 8-K filed August 2, 2010)**

10.15*	Form of Qualified Stock Option Agreement under our 2005 Stock Incentive Plan **

10.16*	Form of Qualified Stock Option Agreement under our 2005 Stock Incentive Plan **

10.17*	Form of Nonqualified Stock Option Agreement under our 2005 Stock Incentive Plan **

10.18*	Form of Nonqualified Stock Option Agreement under our 2005 Stock Incentive Plan **

10.19

Form of Nonqualified Stock Option Agreement under our Second Amended and Restated 2005 Stock Incentive Plan (used for awards granted beginning April 2011) (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 15, 2011)**

10.20

Form of Restricted Stock Agreement under our 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.39 to Annual Report on Form 10-K for the fiscal year ended March 3, 2007 filed May 2, 2007)**

10.21

Form of Restricted Stock Agreement (Time-Based Vesting) under our 2005 Stock Incentive Plan (approved 2008) (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K filed February 27, 2008)**

10.22

Form of Restricted Stock Agreement (Time-Based Vesting) under our Second Amended and Restated 2005 Stock Incentive Plan (used for awards granted beginning April 2011) (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed April 15, 2011)**

10.23

Form of Restricted Stock Agreement (Performance-Based Vesting) under our 2005 Stock Incentive Plan (approved 2008) (incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K filed February 27, 2008)**

10.24

Form of Restricted Stock Agreement (Performance-Based Vesting) under our Second Amended and Restated 2005 Stock Incentive Plan (used for awards granted beginning April 2011) (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K filed April 15, 2011)**

10.25

Form of Restricted Stock Rights Agreement (Performance-Based Vesting)  (Fiscal 2012 Annual Incentive Program) under our Second Amended and Restated 2005 Stock Incentive Plan (used for awards granted beginning April 2011) (incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K filed April 15, 2011)**

10.26

Amended and Restated Christopher & Banks Corporation 2006 Equity Incentive Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 5, 2008)**

10.27

Second Amended and Restated Christopher & Banks Corporation 2006 Equity Incentive Plan for Non-Employee Directors, effective July 27, 2010 (incorporated herein by reference to Exhibit 10.1 to Current Report on 8-K filed August 2, 2010)**

10.28

Form of Non-Qualified Stock Option Agreement under our 2006 Equity Incentive Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 1, 2006)**

10.29

Form of Restricted Stock Agreement under our 2006 Equity Incentive Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 1, 2006)**

10.30	2006 Senior Executive Incentive Plan (incorporated herein by reference to Appendix B to Definitive Proxy Statement filed June 14, 2006)**

10.31	Amendment No. 1 to Christopher & Banks Corporation 2006 Senior Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 28, 2007)**

10.32	Christopher & Banks Corporation 2009 Qualified Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 4, 2009)**

10.33

Form of Severance Agreement between Christopher & Banks Corporation and certain of its Executive Officers (incorporated herein by reference to Exhibit 10.1 to Current Report on 8-K filed April 20, 2011)**

10.34

Offer Letter by and between Christopher & Banks Corporation and Rodney Carter accepted on June 1, 2009 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 5, 2009)**

10.35

Agreement by and between Christopher & Banks Corporation and Rodney Carter effective June 4, 2009 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 5, 2009)**

10.36

Executive Employment Agreement between Christopher & Banks Corporation and Lorna Nagler, effective as of August 30, 2007 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 7, 2007)**

10.37

Amendment No. 1 to the Executive Employment Agreement between Christopher & Banks Corporation and Lorna Nagler, effective as of April 30, 2008 (incorporated herein by reference to Exhibit 10.52 to Annual Report on Form 10-K for the fiscal year ended March 1, 2008)**

10.38

Restricted Stock Agreement between Christopher & Banks Corporation and Lorna Nagler, effective as of August 31, 2007 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 7, 2007)**

10.39

Executive Employment Agreement between Christopher & Banks Corporation and Monica Dahl, dated as of August 6, 2006 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 9, 2006)**

10.40

Amended and Restated Executive Employment Agreement between Christopher & Banks Corporation and Monica Dahl, effective as of July 31, 2008 (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K filed on August 5, 2008)**

10.41

Restricted Stock Agreement between Christopher & Banks Corporation and Monica Dahl, dated as of August 7, 2006 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 9, 2006)**

10.42

Amendment to Restricted Stock Agreement between Christopher & Banks Corporation and Monica Dahl, effective as of March 28, 2007 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed April 2, 2007)**

10.43	Description of compensation arrangement with Larry Barenbaum as Interim Chief Executive Officer (incorporated herein by reference to Item 5.02 of Current Report on Form 8-K filed October 22, 2010)**

10.44	Description of compensation arrangement with Larry Barenbaum as Chief Executive Officer (incorporated herein by reference to Item 5.02 of Current Report on Form 8-K/A filed January 31, 2011)**

10.45

Agreement by and between Christopher & Banks Corporation and Larry Barenbaum effective as of January 10, 2011 (incorporated herein by reference to Exhibit 10.1 to Current Report on 8-K/A filed January 31, 2011)**

10.46	Description of compensation arrangement with Michael J. Lyftogt as Interim Chief Financial Officer (incorporated herein by reference to Item 5.02 of Current Report on Form 8-K filed July 16, 2010)**

10.47	Description of compensation arrangement with Michael J. Lyftogt as Chief Financial Officer (incorporated herein by reference to Item 5.02 of Current Report on Form 8-K filed February 24, 2011)**

10.48*

Amended and Restated Credit and Security Agreement by and between Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit Operating Division dated November 4, 2005

10.49*

Second Amendment, dated May 23, 2008, to the Amended and Restated Credit and Security Agreement, dated November 4, 2005, by and between Christopher & Banks, Inc., Christopher & Banks Company and Wells Fargo Bank, National Association

21.1	Subsidiaries of Christopher & Banks Corporation (incorporated herein by reference to Exhibit 21.1 to Annual Report on Form 10-K for the fiscal year ended March 1, 2008 filed May 15, 2008)

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Powers of Attorney

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Management agreement or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2011.

CHRISTOPHER & BANKS CORPORATION

By:	/S/ LARRY C. BARENBAUM
Larry C. Barenbaum
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/S/ LARRY C. BARENBAUM		President, Chief Executive Officer and Director	May 12, 2011
Larry C. Barenbaum		(Principal Executive Officer)

/S/ MICHAEL J. LYFTOGT		Senior Vice President,	May 12, 2011
Michael J. Lyftogt		Chief Financial Officer (Principal Financial and Accounting Officer)

*		Non-Executive Chairman and Director	May 12, 2011
James J. Fuld, Jr.

*		Director	May 12, 2011
Martin L. Bassett

*		Director	May 12, 2011
Mark A. Cohn

*		Director	May 12, 2011
Robert Ezrilov

*		Director	May 12, 2011
Morris Goldfarb

*		Director	May 12, 2011
Anne L. Jones

*		Director	May 12, 2011
Paul L. Snyder

* By	/S/ MICHAEL J. LYFTOGT
Michael J. Lyftogt
Attorney-in-Fact, pursuant to
Power of Attorney filed herewith

Christopher & Banks Corporation

Financial Statement Schedule

Schedule II- Valuation and Qualifying Accounts

	Balance at	Additions		Balance at
	Beginning	Charged to		End
	Of Year	Income	Deductions	Of Year
Fiscal Year Ended February 26, 2011
Deferred tax asset valuation allowance	$—	13,967	—	$13,967