Form 10-Q
period 2011-05-28
CHRISTOPHER & BANKS CORP
filed 2011-07-07
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2011

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

As of June 24, 2011, 35,801,739 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

 QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	May 28,	February 26,	May 29,
	2011	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$48,315	$43,712	$38,730
Short-term investments	25,803	33,060	60,962
Accounts receivable	7,139	3,967	5,847
Merchandise inventories	34,808	39,211	34,543
Prepaid expenses	3,091	1,989	2,834
Income taxes receivable	6,366	6,439	—
Current deferred tax asset	—	—	4,017
Other current assets	—	—	1,562
Total current assets	125,522	128,378	148,495

Property, equipment and improvements, net	74,461	76,647	92,884
Long-term investments	27,179	28,824	15,172
Deferred tax asset	—	—	8,076
Other assets	274	314	320
Total assets	$227,436	$234,163	$264,947

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,688	$15,149	$7,443
Accrued salaries, wages and related expenses	5,381	7,883	6,563
Other accrued liabilities	21,019	21,931	18,109
Other current liabilities	—	—	3,704

Total current liabilities	38,088	44,963	35,819

Non-current liabilities:
Deferred lease incentives	14,937	14,982	18,371
Deferred rent obligations	7,226	7,457	8,751
Other	2,593	2,532	3,508

Total non-current liabilities	24,756	24,971	30,630

Commitments	—	—	—
Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 45,593, 45,432 and 45,621 shares issued and 35,802, 35,641 and 35,830 shares outstanding at May 28, 2011, February 26, 2011 and May 29, 2010, respectively	456	454	456
Additional paid-in capital	115,377	114,909	114,163
Retained earnings	161,396	161,642	196,567
Common stock held in treasury, 9,791 shares at cost at May 28, 2011, February 26, 2011, and May 29, 2010, respectively	(112,711)	(112,711)	(112,711)
Accumulated other comprehensive income (loss)	74	(65)	23

Total stockholders’ equity	164,592	164,229	198,498

Total liabilities and stockholders’ equity	$227,436	$234,163	$264,947

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	May 28,	May 29,
	2011	2010

Net sales	$123,832	$126,235

Costs and expenses:
Merchandise, buying and occupancy	80,826	72,857
Selling, general and administrative	35,430	36,199
Depreciation and amortization	5,584	6,530

Total costs and expenses	121,840	115,586

Operating income	1,992	10,649

Other income	79	116

Income before income taxes	2,071	10,765

Income tax provision	180	4,425

Net income	$1,891	$6,340

Basic earnings per share:

Net income	$0.05	$0.18

Basic shares outstanding	35,482	35,306

Diluted earnings per share:

Net income	$0.05	$0.18

Diluted shares outstanding	35,533	35,607

Dividends per share	$0.06	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 28,	May 29,
	2011	2010

Cash flows from operating activities:
Net income	$1,891	$6,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,584	6,530
Amortization of premium on investments	50	187
Excess tax benefit on stock-based compensation	—	(206)
Deferred income taxes	—	(946)
Stock-based compensation expense	586	638
Loss on disposal of furniture, fixtures and equipment	—	3
Gain on investments, net	(8)	(18)
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,172)	(1,602)
Decrease in merchandise inventories	4,403	3,953
Increase in prepaid expenses	(1,127)	(1,192)
Decrease in income taxes receivable	73	601
(Increase) decrease in other assets	40	(2)
Decrease in accounts payable	(3,395)	(6,124)
Increase (decrease) in accrued liabilities	(3,530)	386
Decrease in deferred lease incentives	(45)	(1,207)
Decrease in other liabilities	(170)	(440)

Net cash provided by operating activities	1,180	6,901

Cash flows from investing activities:
Purchases of property, equipment and improvements	(3,464)	(3,395)
Purchases of investments	(38,017)	(22,034)
Sales of investments	47,041	22,026

Net cash provided by (used in) investing activities	5,560	(3,403)

Cash flows from financing activities:
Exercise of stock options	—	87
Excess tax benefit on stock-based compensation	—	206
Dividends paid	(2,137)	(2,134)

Net cash used in financing activities	(2,137)	(1,841)

Net increase in cash and cash equivalents	4,603	1,657

Cash and cash equivalents at beginning of period	43,712	37,073

Cash and cash equivalents at end of period	$48,315	$38,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Christopher & Banks Corporation and its subsidiaries (collectively referred to as “Christopher & Banks,” “the Company,” “we,” “us” or “our”) pursuant to the current rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 26, 2011.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal adjustments, except as otherwise stated in these notes, necessary to present fairly our financial position as of May 28, 2011, February 26, 2011 and May 29, 2010, and our results of operations and cash flows for the three month periods ended May 28, 2011 and May 29, 2010.

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

We have revised our statement of cash flows for the three months ended May 29, 2010 to properly classify proceeds from the redemption of our investments of Auction Rate Securities (“ARS”) as cash inflows from investing activities.  The effect of this revision was to decrease cash provided by operating activities by $3.3 million and decrease cash used in investing activities by $3.3 million, hence there was no impact on the net change in cash and cash equivalents or on our total balance of cash and cash equivalents as previously reported.  We have concluded that this correction is immaterial to the financial statements taken as a whole.

Recent Accounting Pronouncement

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, “Multiple Deliverable Revenue Arrangements.” ASU 2009-13 amends Accounting Standards Codification (“ASC”) 605-10, “Revenue Recognition,” and addresses accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit, and provides guidance regarding how to measure and allocate arrangement consideration to one or more units of accounting.  The adoption of ASU 2009-13 at the beginning of fiscal 2012 had no impact on our consolidated financial statements.

NOTE 2 — INVESTMENTS

Investments consisted of the following (in thousands):

	May 28, 2011
	Amortized	Unrealized	Unrealized	Estimated
Description	Cost	Gains	Losses	Fair Value

Short-term investments:
Available-for-sale securities:
Municipal commercial paper	$2,296	$—	$—	$2,296
Municipal bonds	13,513	25	—	13,538
U.S. Agency securities	9,967	2	—	9,969

Total short-term investments	25,776	27	—	25,803

Long-term investments:
Available-for-sale securities:
Municipal bonds	16,949	88	30	17,007
U.S. Agency securities	10,135	37	—	10,172

Total long-term investments	27,084	125	30	27,179

Total investments	$52,860	$152	$30	$52,982

	Feb 26, 2011
	Amortized	Unrealized	Unrealized	Estimated
Description	Cost	Gains	Losses	Fair Value

Short-term investments:
Available-for-sale securities:
Variable rate demand obligations	$6,505	$—	$—	$6,505
Commercial paper	5,794	—	3	5,791
Municipal bonds	16,118	15	1	16,132
U.S. Agency securities	4,631	1	—	4,632

Total short-term investments	33,048	16	4	33,060

Long-term investments:
Available-for-sale securities:
Municipal bonds	18,714	37	91	18,660
U.S. Agency securities	10,162	2	—	10,164

Total long-term investments	28,876	39	91	28,824

Total investments	$61,924	$55	$95	$61,884

	May 29, 2010
	Amortized	Unrealized	Unrealized	Estimated
Description	Cost	Gains	Losses	Fair Value

Short-term investments:
Available-for-sale securities:
Variable rate demand obligations	$22,195	$—	$—	$22,195
Municipal commercial paper	1,000	—	—	1,000
Municipal bonds	27,281	8	—	27,289
U.S. Agency securities	484	1	6	479

Trading securities:
Auction Rate Securities	9,999	—	—	9,999

Total short-term investments	60,959	9	6	60,962

Long-term investments:
Available-for-sale securities:
Municipal bonds	9,635	32	—	9,667
U.S. Agency securities	5,501	5	1	5,505

Total long-term investments	15,136	37	1	15,172

Total investments	$76,095	$46	$7	$76,134

We account for our investments in accordance with ASC 320-10, “Investments — Debt and Equity Securities” and, accordingly, our investment securities have been characterized as either available-for-sale or trading.  As of May 28, 2011, our available-for-sale investment securities were comprised of municipal bonds, municipal commercial paper and U.S. Agency securities.  These securities were classified as available-for-sale as we did not enter into these investments for speculative purposes or intend to actively buy and sell the securities in order to generate profits on differences in price.  Our primary investment objective is preservation of principal.  During the first quarter of fiscal 2012, purchases of available-for-sale securities totaled approximately $38.0 million, while proceeds from the sale of available-for-sale securities were approximately $47.0 million.  Gross realized gains and losses on the sale of available-for-sale securities during the quarter ended May 28, 2011 were not material.

Our available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise which may indicate impairment.  When the fair value of the securities declines below the amortized cost basis, impairment is indicated and it must be determined whether it is other-than-temporary.  Impairment is considered to be other-than-temporary if we (i) intend to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) do not expect to recover the securities’ amortized cost basis.  If the decline in fair value is considered other-than-temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings.  Subsequent increases or decreases in fair value are reported in equity as other comprehensive income (loss).  As of May 28, 2011, there were no other-than-temporary impairments of our available-for-sale securities.

We had approximately $10.0 million of trading securities as of May 29, 2010, which consisted solely of $11.6 million of ARS at cost, less a fair value adjustment of approximately $1.6 million.  The fair value of the ARS was determined utilizing a discounted cash flow method based on market rates and an estimated period of time the ARS were expected to be held.

In November 2008, we entered into a settlement agreement with UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”) related to our investment in ARS purchased through UBS.  Under the terms of the settlement agreement, we received rights that enabled us to sell our ARS to UBS at par value at any time during the two year period beginning June 30, 2010.  On June 30, 2010, we exercised our ARS rights and sold our remaining $7.1 million investment in ARS to UBS at par value. We had no investments in ARS or other trading securities as of May 28, 2011 or February 26, 2011.

Expected maturities of our investments are as follows (in thousands):

May 28,
2011

Due in one year or less	$25,803
Due after one year through three years	25,581
Due greater than three years	1,598

Total investment securities	$52,982

We had $6.5 million and $22.2 million of Variable Rate Demand Obligations (“VRDO”) as of February 26, 2011 and May 29, 2010, respectively.  These investments maintain a constant par value, have variable rates of return tied to short-term interest rates which reset weekly, and may be tendered for sale upon notice to the trustee.  Although our VRDO were issued and rated as long-term securities, with maturities ranging from 2013 through 2041, they were priced and traded as short-term investments as each VRDO contained a put feature, which was supported by highly rated financial institutions.  We classified our VRDO as short-term investments maturing in one year or less as we expected to realize the proceeds from our VRDO within that time period.  We liquidated our remaining holdings of VRDO in the first quarter of fiscal 2012 and had no investments in VRDO as of May 28, 2011.

NOTE 3 — MERCHANDISE INVENTORIES AND SOURCES OF SUPPLY

Our merchandise inventories consisted of the following (in thousands):

	May 28,	February 26,	May 29,
Description	2011	2011	2010

Merchandise - in store/e-Commerce	$33,433	$34,186	$33,178
Merchandise - in transit	1,375	5,025	1,365
	$34,808	$39,211	$34,543

We do not have long-term purchase commitments or arrangements with any of our suppliers or agents.  During the quarter ended May 28, 2011, one of our vendors supplied approximately 22% of our merchandise purchases and a second vendor supplied approximately 13% of our merchandise purchases.  We purchased approximately 30% and 18% of our merchandise from these two vendors, respectively, during the quarter ended May 29, 2010.

Although we have strong relationships with these vendors, there can be no assurance that these relationships can be maintained in the future or that the vendors will continue to supply merchandise to us.  If there should be any significant disruption in the supply of merchandise from these vendors, management believes that it will be able to shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on our financial position or results of operations.

NOTE 4 — PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following (in thousands):

	Estimated	May 28,	February 26,	May 29,
Description	Useful Life	2011	2011	2010

Land	—	$1,597	$1,597	$1,597
Corporate office, distribution center and related building improvements	25 years	12,101	12,101	12,047
Store leasehold improvements	Term of related lease, typically 10 years	88,429	91,237	92,431
Store furniture and fixtures	3-10 years	108,384	110,754	111,482
Point of sale hardware and software	5 years	9,793	9,858	14,943
Computer hardware and software	3-5 years	26,794	26,858	24,269
Corporate office and distribution center furniture, fixtures and equipment	7 years	5,401	5,401	5,334
Construction in progress		3,021	465	2,833

		255,520	258,271	264,936
Less accumulated depreciation and amortization		(181,059)	(181,624)	(172,052)

Net property, equipment and improvements		$74,461	$76,647	$92,884

We review long-lived assets with definite lives at least annually, or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  While no impairments of long-lived assets were recorded in the three month period ended May 28, 2011, the current challenging economic environment, combined with continued instability in the housing and labor markets, and general economic uncertainty affecting the retail industry, make it reasonably possible that long-lived asset impairments could be identified and recorded in future periods.

NOTE 5 — ACCRUED LIABILITIES

Other accrued liabilities consisted of the following (in thousands):

	May 28,	February 26,	May 29,
Description	2011	2011	2010

Gift card and store credit liabilities	$7,803	$10,150	$8,337
Accrued merchandise inventory receipts not yet invoiced	2,668	1,872	1,673
Accrued Friendship Rewards loyalty liability	3,391	2,938	1,189
Accrued income, sales and other taxes payable	2,577	2,017	2,753
Accrued workers compensation liability	369	456	505
Accrued occupancy-related expenses	911	1,145	1,143
Other	3,300	3,353	2,509
	$21,019	$21,931	$18,109

NOTE 6 — CREDIT FACILITY

We maintain an Amended and Restated Revolving Credit Facility (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  The Credit Facility provides us with revolving credit loans and letters of credit of up to $50 million, in the aggregate, subject to a borrowing base formula based on inventory levels.

Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion as defined in the agreement, a collateral monitoring fee and a guarantee service charge.  Borrowings under the Credit Facility are collateralized by our equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.  We had no revolving credit loan borrowings under the Credit Facility during the first three months of fiscal 2012 or fiscal 2011.  Historically, we have utilized the Credit Facility only to open letters of credit.  The borrowing base at May 28, 2011 was $19.6 million.  As of May 28, 2011, we had open on-demand letters of credit in the amount of $1.0 million.  Accordingly, the availability of revolving credit loans under the Credit Facility was $18.6 million at May 28, 2011.

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of May 28, 2011, the most recent measurement date, we were in compliance with all financial covenants under the Credit Facility.

On June 29, 2011, we entered into the Sixth Amendment to the Credit Facility (the “Sixth Amendment”) with Wells Fargo.  The Sixth Amendment extended the maturity date of the Credit Facility by three years from June 30, 2011 to June 30, 2014.  In addition, the Sixth Amendment changed the interest calculation under the Credit Facility.  Previously, interest was calculated based on either the prime rate minus 0.25% or the one, three or six month London Interbank Market Offered Rate (“LIBOR”) based on the length of time the corresponding advance was outstanding.  Under the Sixth Amendment, interest is calculated based on the three-month LIBOR plus 2.0%, reset daily.

NOTE 7 — STOCK-BASED COMPENSATION

We account for stock-based compensation in accordance with the provisions of ASC 718-10, “Stock Compensation.” Under various plans, we may grant options to purchase common stock to employees and non-employee members of our Board of Directors at a price not less than 100% of the fair market value of our common stock on the option grant date.  In general, options granted to employees vest over three to five years and are exercisable up to ten years from the date of grant, and options granted to Directors vest immediately and are exercisable up to ten years from the grant date.

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

Total pre-tax compensation expense related to stock-based awards for the three months ended May 28, 2011 and May 29, 2010 was approximately $586,000 and $638,000, respectively.

Methodology Assumptions

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

The weighted average assumptions relating to the valuation of our stock options granted during the three month periods ended May 28, 2011 and May 29, 2010 were as follows:

	Three Months Ended
	May 28,	May 29,
	2011	2010
Expected dividend yield	3.92%	3.08%
Expected volatility	71.0%	70.0%
Risk-free interest rate	2.13%	2.49%
Expected term in years	5.0	4.9

Stock-Based Compensation Activity

The following table presents a summary of our stock option activity for the three months ended May 28, 2011:

					Weighted
		Weighted	Aggregate		Average
	Number	Average	Intrinsic	Weighted	Remaining
	of	Exercise	Value	Average	Contractual
	Shares	Price	(in thousands)	Fair Value	Life

Outstanding, beginning of period	2,572,735	$8.70	$364	$3.59
Vested	750,152	14.83	27	5.60
Unvested	1,822,583	6.18	337	2.76
Granted	436,657	6.27	—	2.85
Exercised	—		—	—
Canceled - vested (expired)	—		—	—
Canceled - unvested (forfeited)	(6,261)	6.15	—	2.80

Outstanding, end of period	3,003,131	8.35	364	3.48	8.43

Vested	820,061	14.35	53	5.47	5.35
Unvested	2,183,070	6.10	311	2.74	9.58
Exercisable, end of period	820,061	14.35	53	5.47	5.35

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on May 28, 2011.

The following table presents a summary of our restricted stock activity for the three months ended May 28, 2011:

	Number	Weighted
	of	Average
	Shares	Fair Value

Unvested, beginning of period	183,070	$8.22
Granted	238,044	6.26
Vested	(50,353)	8.10
Canceled - unvested (forfeited)	(59,286)	9.00

Unvested, end of period	311,475	$6.59

The total fair value of shares of restricted stock that vested during the quarter ended May 28, 2011 and May 29, 2010 was approximately $408,000 and $745,000, respectively.  As of May 28, 2011, there was approximately $5.5 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of approximately 2.6 years.

NOTE 8 — INCOME TAXES

As of May 28, 2011, our liability for unrecognized tax benefits associated with uncertain tax positions was approximately $2.0 million and the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.2 million. We recognize interest and penalties related to unrecognized tax benefits as components of income tax expense. At May 28, 2011, we had accrued approximately $0.7 million for the potential payment of interest and penalties.

We are subject to U.S. federal income tax and the income tax of various state and local jurisdictions.  Fiscal years 2008 through 2011 remain subject to examination by the Internal Revenue Service.  With few exceptions, we are not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2007.  At May 28, 2011, we had ongoing audits in various jurisdictions.  We do not believe that the resolution of these examinations will have a significant impact on our liability for unrecognized tax benefits.

As of May 28, 2011, we had a full valuation allowance against our net deferred tax assets.  Deferred income tax assets represent potential future income tax benefits.  Realization of these assets is ultimately dependent upon future taxable income.  We have incurred a net cumulative loss as measured by the results of the prior three years.  ASC 740 “Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period.  Forming a conclusion that a valuation allowance is not needed is difficult when negative evidence such as cumulative losses exists.  As a result of our evaluation, we have concluded that there is insufficient positive evidence to overcome the negative evidence related to our cumulative losses.  Accordingly, we have maintained the full valuation allowance against our net deferred tax assets established in the third quarter of fiscal 2011.  Recording the valuation allowance does not prevent us from using the deferred tax assets in the future when profits are realized.

As of May 28, 2011, we had federal and state net operating loss carryforwards which will reduce future taxable income.  Approximately $0.6 million in federal tax benefits are available from these loss carryforwards and an additional $0.5 million is available in tax credit carryforwards.  The federal net loss carryforwards expire in 2031.  The state net loss carryforwards will expire beginning in fiscal 2014 and in subsequent years.  Additionally, we have charitable contribution carryforwards that will expire in fiscal 2014.

NOTE 9 — EARNINGS PER SHARE

We calculate earnings per share under the guidance in ASC 260-10, “Earnings per Share,” which clarifies that unvested share-based payment awards that contain nonforfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are considered participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).  Participating securities under this statement include our unvested employee restricted stock awards with time-based vesting, which receive nonforfeitable dividend payments.

The calculation of EPS for common stock shown below excludes the income attributable to these unvested employee restricted stock awards from the numerator and excludes the dilutive impact of these shares from the denominator.

	Three Months Ended
	May 28,	May 29,
	2011	2010
Numerator (in thousands):
Net income attributable to Christopher & Banks Corporation	$1,891	$6,340
Income allocated to participating securities	(10)	(64)

Net income available to common shareholders	1,881	6,276

Denominator (in thousands):
Weighted average common shares outstanding - basic	35,482	35,306
Dilutive shares	51	301

Weighted average common and common equivalent shares outstanding - diluted	35,533	35,607

Net income per common share:

Basic	$0.05	$0.18

Diluted	$0.05	$0.18

Stock options of 2,952,423 and 1,271,302 were excluded from the shares used in the computation of diluted earnings per share for the three month periods ended May 28, 2011 and May 29, 2010, respectively, as they were anti-dilutive.

NOTE 10 — FAIR VALUE MEASUREMENTS

Under ASC 820-10, “Fair Value Measurements and Disclosures,” fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.  ASC 820-10 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of us.  Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability that are developed based upon the best information available in the circumstances.  The hierarchy is broken down into three levels.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.   Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs for the asset or liability.   Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For the three month periods ended May 28, 2011 and May 29, 2010, fair value under ASC 820-10 applied to our available-for-sale securities, ARS and ARS rights.  These financial assets are carried at fair value following the requirements of ASC 820-10.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	May 28, 2011	Level 1	Level 2	Level 3

Available-for-sale securities:
Municipal commercial paper	2,296	$—	$2,296	$—
Municipal bonds	13,538	—	13,538	—
U.S. Agency securities	9,969	—	9,969	—

Total current assets	25,803	—	25,803	—

Long-term investments:
Available-for-sale securities:
Municipal bonds	17,007	—	17,007	—
U.S. Agency securities	10,172	—	10,172	—

Total long-term investments	27,179	—	27,179	—

Total assets	$52,982	$—	$52,982	$—

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	February 26, 2011	Level 1	Level 2	Level 3

Available-for-sale securities:
Variable rate demand obligations	$6,505	$—	$6,505	$—
Commercial paper	5,791	—	5,791
Municipal bonds	16,132	—	16,132
U.S. Agency securities	4,632	—	4,632

Total current assets	33,060	—	33,060	—

Long-term investments:
Available-for-sale securities:
Municipal bonds	18,660	—	18,660	—
U.S. Agency securities	10,164	—	10,164	—

Total long-term investments	28,824	—	28,824	—

Total assets	$61,884	$—	$61,884	$—

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	May 29, 2010	Level 1	Level 2	Level 3

Short-term investments:
Available-for-sale securities:
Variable rate demand obligations	$22,195	$—	$22,195	$—
Municipal commercial paper	1,000	—	1,000	—
Municipal bonds	27,289	—	27,289	—
U.S. Agency securities	479	—	479	—

Trading securities:
Auction Rate Securities	9,999	—	—	9,999
ARS Rights	1,562	—	—	1,562

Total current assets	62,524	—	50,963	11,561

Long-term investments:
Available-for-sale securities:
Municipal bonds	9,667	—	9,667	—
U.S. Agency securities	5,505	—	5,505	—

Total long-term investments	15,172	—	15,172	—

Total assets	$77,696	$—	$66,135	$11,561

Following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value:

Available-for-sale securities:  As of May 28, 2011, our available-for-sale securities were valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets in which there were fewer transactions.

Trading securities:  Our trading securities consisted solely of ARS as of May 29, 2010.

ARS rights:  As discussed in Note 2, Investments, in November 2008, we accepted UBS’s ARS settlement offer.  This resulted in us receiving ARS rights, which we elected to account for at fair value.

We did not have any investments to measure at fair value on a recurring basis that used significant unobservable inputs (Level 3) during the three months ended May 28, 2011.  The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) for the three months ended May 29, 2010 (in thousands):

	Three Months Ended
	May 29, 2010
	ARS	ARS Rights

Beginning balance	$12,800	$2,000
Total gains (losses):
Included in earnings	449	(438)
Settlements	(3,250)	—

Ending balance	$9,999	$1,562

Assets and Liabilities that are Measured at Fair Value on a Non-recurring Basis:

We measure certain assets and liabilities at fair value on a non-recurring basis.  Specifically, our nonfinancial long-lived asset groups are measured at fair value for impairment assessments.  There were no impairment charges related to assets measured at fair value on a non-recurring basis recorded during the quarters ended May 28, 2011 and May 29, 2010.

NOTE 11 — COMPREHENSIVE INCOME

Comprehensive income consisted of the following (in thousands):

	Three Months Ended
	May 28,	May 29,
	2011	2010

Net income	$1,891	$6,340
Fair value adjustment on investments	139	(16)

Total comprehensive income	$2,030	$6,324

NOTE 12 — LEGAL PROCEEDINGS

We are subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business.  Although the amount of any liability that could arise with respect to any current proceedings cannot, in our opinion, be accurately predicted, the range of reasonably possible losses on these matters, individually and in the aggregate, is not expected to have a material adverse impact on our financial position, results of operations or liquidity.

NOTE 13 — SEGMENT REPORTING

We operate in the retail apparel industry in which we primarily design, source and sell women’s apparel catering to customers who are typically between 45 to 55 years of age.  We have identified two operating segments (Christopher & Banks and C.J. Banks) as defined by ASC 820, “Disclosures about Segments of an Enterprise and Related Information.”  Our Christopher & Banks and C.J. Banks operating segments have been aggregated into one reportable segment based on the similar nature of products sold, methods of sourcing, merchandising and distribution processes involved, target customers, and economic characteristics of the two brands.

In the table below, the “Christopher & Banks/C.J. Banks” reportable segment includes activity generated by our Christopher & Banks and C.J. Banks operations.  The “Corporate/Administrative” column, which primarily represents operating activity at our corporate office and distribution center, is presented to allow for reconciliation of segment-level net sales, operating income and total assets to our consolidated net sales, operating income and total assets.  Segment operating income includes only net sales, merchandise gross margin and direct store expenses with no allocation of corporate overhead.

Segment Reporting (in thousands):

	Christopher & Banks/	Corporate/
	C.J. Banks	Administrative	Consolidated
Three Months Ended May 28, 2011
Net sales	$123,832	$—	$123,832
Operating income (loss)	15,043	(13,051)	1,992
Total assets	146,379	81,057	227,436

Three Months Ended May 29, 2010
Net sales	$126,235	$—	$126,235
Operating income (loss)	24,803	(14,154)	10,649
Total assets	162,417	102,530	264,947

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Form 10-Q and the consolidated financial statements, notes and MD&A contained in our Annual Report on Form 10-K for the fiscal year ended February 26, 2011.

Executive Overview

Christopher & Banks Corporation, a Delaware corporation, is a Minneapolis-based retailer of women’s apparel, which operates retail stores through its wholly-owned subsidiaries.  As of May 28, 2011, we operated 773 stores in 46 states, including 509 Christopher & Banks stores, 244 C.J. Banks stores, 11 outlet stores and nine dual stores.  Our Christopher & Banks brand offers distinctive fashions featuring exclusively designed, coordinated assortments of women’s apparel in sizes four to 16.  Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W.   Our dual concept and outlet stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the petite, missy and plus size customer in one location.  We also operate e-Commerce web sites for our two brands at www.christopherandbanks.com and www.cjbanks.com which, in addition to offering the apparel found in our stores, also offer exclusive sizes and styles available only online.

We strive to provide our customers quality apparel at a reasonable price with a consistent fit.  Our overall strategy for our two brands, Christopher & Banks and C.J. Banks, is to offer a compelling, evolving assortment of apparel through our stores and e-Commerce web sites in order to satisfy our customers’ expectations for style, quality, value and fit, while providing exceptional, personalized customer service.

We have competitively positioned ourselves to offer merchandise assortments balancing unique, novelty apparel with more classic, basic styles, at affordable prices.  To differentiate ourselves from our competitors, our buyers, working in conjunction with our internal design group, strive to create a merchandise assortment of coordinated outfits, the majority of which is manufactured exclusively for us under our proprietary Christopher & Banks and C.J. Banks brand names.

Fiscal 2012 First Quarter Summary

The Company reported a 2% decrease in same-store sales and diluted earnings per share of $0.05 for the first quarter of fiscal 2012.  While customer traffic remained challenging, improved customer conversion rates (the percentage of customers who enter our stores and make a purchase, as compared to the total number of customers entering our stores) were driven by elevated markdown levels and promotional activity.  Our customers also responded favorably to updated product styles which were delivered to our stores and e-Commerce sites in May.

We ended the first quarter of fiscal 2012 with $101.3 million of cash, cash equivalents and short and long-term investments.  Total inventory was $34.8 million as of May 28, 2011, compared to $34.5 million as of May 29, 2010.  Inventory per store, which excludes e-Commerce inventory, was flat at the end of the first quarter of fiscal 2012 when compared to the first quarter of fiscal 2011.

Other Developments

Our Board of Directors elected Lisa W. Pickrum to our Board of Directors effective June 1, 2011.  Ms. Pickrum increased the number of Board members to nine and the number of independent directors to eight.  Ms. Pickrum will also be a nominee for election at our Annual Meeting of Stockholders to be held July 27, 2011.

Fiscal 2012 Outlook

We have several key initiatives currently underway to return Christopher & Banks to profitability and growth over the long term.  First and foremost, our primary focus is on our product.  We are working diligently to increase sales productivity through transforming our merchandising strategy to better align our assortment with our customers’ fashion preferences.  Second, we are taking a more customer-centric approach as we work to improve our in-store customer experience.  Third, we are refining our marketing initiatives. Fourth, our focus on continued multi-channel e-Commerce growth has increased and, finally, we continue to refine our real estate strategy, including the evolution of our outlet and dual store strategies.

Merchandise

We have continued to focus our attention on our merchandising efforts including development of more innovative and modern merchandise assortments that offer updated styling and better fabrications.  While we have edited and modified some styling for our fiscal 2012 spring and summer assortments, the full impact of our renewed merchandising effort is expected to be incorporated in our fiscal 2012 early fall assortment which will begin delivering in August 2011.

We are also working to enhance our product sourcing capabilities through building relationships with new merchandise vendors and improving our relationships with existing suppliers.  In addition, we are analyzing all aspects of our product development and sourcing practices to identify opportunities for cost savings in an effort to mitigate increases in the cost of raw materials, particularly cotton and synthetic fibers, and production labor.  Although we plan to implement some price increases in fiscal 2012, we intend to maintain our commitment to providing quality merchandise to our customers at a reasonable price, while we work to reduce the impact of cost increases.

Customer Experience

In an effort to drive overall productivity, we are working to enhance our customer experience. We have focused our associates on strengthening our selling culture while providing more knowledgeable selling and personalized service to our customers.  We will be reintroducing a selling program that includes a grass roots focus, improved product knowledge and store incentives and contests, which are intended to improve sales as our new product assortments are delivered later in fiscal 2012.

In addition, we continue to refine and add new visual merchandising elements to our stores.  This is intended to drive increased numbers of new and existing customers into our stores through a more compelling and organized presentation of merchandise and product outfitting options.

Marketing

We plan to spend approximately 1.5% of net sales on marketing in fiscal 2012.  Our marketing efforts will be focused on strengthening communications with our customers through e-mail and direct mail.  In fiscal 2012, we plan to deliver approximately eight direct mail pieces and deploy more targeted e-mail campaigns.

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

e-Commerce

We have seen considerable growth in our e-Commerce sales over the past few years and plan to continue to grow this business in fiscal 2012.  Customers have responded favorably to online merchandise categories, such as extended plus sizes and swimwear. In fiscal 2012, we plan to continue to expand these new product offerings, along with petites, dresses and outerwear.  We will continue to focus on converting existing customers into multi-channel shoppers, attracting new customers to our e-Commerce sites and leveraging the branding benefits the e-Commerce channel can provide.  We also plan to increase our online customer base and continue to use the channel to test further product line and size extensions.

Real Estate/Leasing

We opened 14 new stores in the first quarter of fiscal 2012, including eight outlet stores and six dual stores.  We closed eight Christopher & Banks and eight C.J. Banks stores for a total of 16 store closures in the first quarter.  In the remainder of fiscal 2012, we plan to open five additional dual stores and 12 new outlet stores, while we expect to close approximately 19 additional stores in the last three quarters of fiscal 2012 for a total of approximately 35 store closures for the year.  Approximately half of the new dual stores opened in fiscal 2012 will replace existing Christopher & Banks and C.J. Banks stores.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in Note 1 of the notes to consolidated financial statements contained within our Annual Report on Form 10-K for the fiscal year ended February 26, 2011.  There have been no material changes in our critical accounting policies or estimates in the three months ended May 28, 2011. Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

On an ongoing basis, we evaluate our estimates, including those related to customer product returns, inventories, income taxes, medical and workers’ compensation claims and contingencies.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We review long-lived assets with definite lives at least annually, or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  While no impairments of long-lived assets were recorded in the three month period ended May 28, 2011, the current challenging economic environment, combined with continued instability in the housing and labor markets, and general economic uncertainty affecting the retail industry, make it reasonably possible that long-lived asset impairments could be identified and recorded in future periods.

During the first quarter of fiscal 2011, we launched our Friendship Rewards loyalty program. Under the program, customers accumulate points based on their purchasing activity.  Once a Friendship Rewards member achieves a certain point level, the member earns an award certificate that may be redeemed for merchandise.  Points are accrued as unearned revenue and recorded as a reduction of net sales and a current liability as they are accumulated by members and certificates are earned.  The liability is recorded net of estimated breakage based on redemption patterns and trends. Revenue and the related cost of sales are recognized upon redemption of the rewards certificates, which expire approximately six weeks after issuance.

As of May 28, 2011, we had a full valuation allowance against our net deferred tax assets.  Deferred income tax assets represent potential future income tax benefits.  Realization of these assets is ultimately dependent upon future taxable income.  We have incurred a net cumulative loss as measured by the results of the prior three years.  ASC 740 “Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period.  Forming a conclusion that a valuation allowance is not needed is difficult when negative evidence such as cumulative losses exists.  As a result of our evaluation, we have concluded that there is insufficient positive evidence to overcome the negative evidence related to our cumulative losses.  Accordingly, we have maintained the full valuation allowance against our net deferred tax assets established in the third quarter of fiscal 2011.  Recording the valuation allowance does not prevent us from using the deferred tax assets in the future when profits are realized.

Results of Operations

The following table sets forth condensed consolidated income statement data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	May 28,	May 29,
	2011	2010
Net sales	100.0	100.0
Merchandise, buying and occupancy costs	65.3	57.7
Selling, general and administrative expenses	28.6	28.7
Depreciation and amortization	4.5	5.2

Operating income	1.6	8.4
Other income	0.1	0.1
Income tax provision	0.2	3.5

Net income	1.5	5.0

Three Months Ended May 28, 2011 Compared to Three Months Ended May 29, 2010

Net Sales. Net sales for the three months ended May 28, 2011 were $123.8 million, a decrease of approximately $2.4 million, or 2%, from $126.2 million for the three months ended May 29, 2010.  The decrease in net sales resulted from a 2% decrease in same store sales combined with a decrease in the number of stores we operated during the quarter and a reduction in sales related to points and reward certificates earned by customers in conjunction with our Friendship Rewards loyalty program.  These reductions were partially offset by increases in revenues at our Christopher & Banks and C.J. Banks e-Commerce web sites.

The 2% decrease in same stores sales was driven mainly by a decline in average transaction values, resulting from increased markdowns, partially offset by a slight increase in the average number of transactions per store.  Increased promotional activity resulted in higher rates of customer conversion in the first quarter of fiscal 2012, as compared to the first quarter of fiscal 2011, which partially offset continued declines in customer traffic levels.

We operated 773 stores at May 28, 2011, compared to 795 stores as of May 29, 2010.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $80.8 million, or 65.3% of net sales, during the first quarter of fiscal 2012, compared to $72.9 million, or 57.7% of net sales, during the same period in fiscal 2011, resulting in an approximate 760 basis point decrease in our gross margin during the first quarter.

Our merchandise margins decreased by approximately 780 basis points in the first quarter of fiscal 2012, when compared to the first quarter of fiscal 2011, driven mainly by elevated levels of markdowns and promotional activity necessary to clear less desirable early spring product assortments.  To a lesser extent, increases in product costs related to higher prices for cotton and synthetic fibers, along with increased production labor and transportation costs, also contributed to the merchandise margin erosion encountered in the first quarter of fiscal 2012.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, exclusive of depreciation and amortization, for the three months ended May 28, 2011 were $35.4 million, or 28.6% of net sales, compared to $36.2 million, or 28.7% of net sales, for the three months ended May 29, 2010.  The approximate 2% decrease in selling, general and administrative expenses primarily resulted from reductions in bonus and performance-based equity-based compensation expenses in the first quarter of fiscal 2012, compared to the first quarter of fiscal 2011.

Depreciation and Amortization.  Depreciation and amortization was $5.6 million, or 4.5% of net sales, in the first quarter of fiscal 2012, compared to $6.5 million, or 5.2% of net sales, in the first quarter of fiscal 2011.  The decrease in depreciation and amortization is primarily the result of operating fewer stores and the impairment of store assets recorded in the fourth quarter of fiscal 2011.

Operating Income.  As a result of the foregoing factors, we recorded operating income of $2.0 million, or 1.6% of net sales, for the quarter ended May 28, 2011, compared to operating income of $10.6 million, or 8.4% of net sales, for the quarter ended May 29, 2010.

Other Income.  For the three months ended May 28, 2011, interest income was $79,000, compared to $116,000 for the three months ended May 29, 2010.

Income Taxes.  Income tax expense in the first quarter of fiscal 2012 was $0.2 million, with an effective tax rate of 8.7%, compared to income tax expense of $4.4 million, with an effective tax rate of 41.1%, in the first quarter of fiscal 2011.  Our effective tax rate in the first quarter of fiscal 2012 reflected the ongoing impact of the full valuation allowance on our net deferred tax assets.

Net Income.  As a result of the foregoing factors, we recorded net income of $1.9 million, or 1.5% of net sales and $0.05 per diluted share, for the three months ended May 28, 2011, compared to net income of $6.3 million, or 5.0% of net sales and $0.18 per diluted share, for the three months ended May 29, 2010.

Liquidity and Capital Resources

Our principal on-going cash requirements are to fund working capital needs, such as purchasing merchandise inventory, financing the construction of new stores, remodeling certain existing stores and making information technology-related and other capital expenditures.  Merchandise purchases vary on a seasonal basis, typically peaking in the fall.  As a result, our cash requirements historically reach their peak in October or November, during our third fiscal quarter.  Conversely, our cash balances peak in January, during our fourth fiscal quarter, after the holiday season is completed.

Net cash provided by operating activities

Net cash provided by operating activities totaled $1.2 million in the first three months of fiscal 2012, a decrease of approximately $5.7 million from $6.9 million in the first three months of fiscal 2011.  The decrease was primarily the result of a decrease in net earnings in the first quarter of fiscal 2012, compared to the first quarter of fiscal 2011.  We reported net income of $1.9 million for the quarter ended May 28, 2011, compared to net income of $6.3 million for the quarter ended May 29, 2010.

Significant fluctuations in our working capital accounts in the first quarter of fiscal 2012 included a $4.4 million decrease in inventory, a $3.5 million decrease in accrued liabilities, a $3.4 million decrease in accounts payable and a $3.2 million increase in accounts receivable.  The decreases in inventory and accounts payable were mainly a result of seasonal fluctuations in inventory levels as per-store inventory, excluding e-Commerce inventory, was essentially flat at the end of the first quarter of fiscal 2012 as compared to the end of the first quarter of fiscal 2011.  Accrued liabilities decreased due mainly to reductions in our accrued wages, salaries and related expenses and reductions in our gift card liability.  The increase in accounts receivable resulted from recognition of tenant improvement allowances receivable associated with the 14 new stores opened in the first quarter of fiscal 2012.

The remainder of the change in cash provided by operating activities was substantially the result of net income earned during the first three months of fiscal 2012, after adjusting for non-cash charges, including depreciation and amortization expense and stock-based compensation expense, and various changes in our other operating assets and liabilities.

Net cash used in investing activities

Net cash provided by investing activities in the first three months of fiscal 2012 consisted of $9.0 million of net sales of investments, partially offset by $3.5 million of capital expenditures.  We opened 14 new stores during the quarter including eight new outlet stores and six new dual stores.

We expect to fund approximately $14 million of additional capital expenditures in the last three quarters of fiscal 2012.  We plan to open approximately 12 new outlet stores and five new dual stores during the balance of the year.  In addition, we expect that a portion of these capital expenditures will relate to stores with planned openings in the first quarter of fiscal 2013.

Net cash used in financing activities

In the first three months of fiscal 2012, approximately $2.1 million was used in financing activities for the payment of a quarterly cash dividend.

We anticipate that our cash, cash equivalents and short and long-term investments, combined with cash flows from operations, will be sufficient to meet our capital expenditure, working capital and other requirements for liquidity in fiscal 2012.

Credit facility

We maintain an Amended and Restated Revolving Credit Facility (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  The Credit Facility provides us with revolving credit loans and letters of credit of up to $50 million, in the aggregate, subject to a borrowing base formula based on inventory levels.

Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion as defined in the agreement, a collateral monitoring fee and a guarantee service charge.  Borrowings under the Credit Facility are collateralized by our equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.  We had no revolving credit loan borrowings under the Credit Facility during the first three months of fiscal 2012 or fiscal 2011.  Historically, we have utilized the Credit Facility only to open letters of credit.  The borrowing base at May 28, 2011 was $19.6 million.  As of May 28, 2011, we had open on-demand letters of credit in the amount of $1.0 million.  Accordingly, the availability of revolving credit loans under the Credit Facility was $18.6 million at May 28, 2011.

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of May 28, 2011, the most recent measurement date, we were in compliance with all financial covenants under the Credit Facility.

On June 29, 2011, we entered into the Sixth Amendment to the Credit Facility (the “Sixth Amendment”) with Wells Fargo.  The Sixth Amendment extended the maturity date of the Credit Facility by three years from June 30, 2011 to June 30, 2014.  In addition, the Sixth Amendment changed the interest calculation under the Credit Facility.  Previously, interest was calculated based on either the prime rate minus 0.25% or the one, three or six month London Interbank Market Offered Rate (“LIBOR”) based on the length of time the corresponding advance was outstanding.  Under the Sixth Amendment, interest is calculated based on the three-month LIBOR plus 2.0%, reset daily.

Auction Rate Securities

We had approximately $10.0 million of trading securities as of May 29, 2010, which consisted solely of $11.6 million of Auction Rate Securities (“ARS”) at cost, less a fair value adjustment of approximately $1.6 million.  The fair value of the ARS was determined utilizing a discounted cash flow method based on market rates and an estimated period of time the ARS were expected to be held.

In November 2008, we entered into a settlement agreement with UBS Financial Services, Inc., a subsidiary of UBS AG (“UBS”) related to our investment in ARS purchased through UBS.  Under the terms of the settlement agreement, we received rights that enabled us to sell our ARS to UBS at par value at any time during the two year period beginning June 30, 2010.  On June 30, 2010, we exercised our ARS rights and sold our remaining $7.1 million investment in ARS to UBS at par value. We had no investments in ARS or other trading securities as of May 28, 2011 or February 26, 2011.

Merchandise Sourcing

We directly imported approximately 6% and 5% of our total merchandise purchases in the three month periods ended May 28, 2011 and May 29, 2010, respectively.  Substantially all of our remaining merchandise purchases were made from U.S. based companies which import the goods from overseas.  This reliance on sourcing from foreign countries may cause us to be exposed to certain risks as indicated below and as discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 26, 2011.

Import restrictions, including tariffs and quotas, and changes in such restrictions, could affect the import of apparel and might result in increased costs, delays in merchandise receipts or reduced supplies of apparel available to us, and could have an adverse effect on our financial condition, results of operations and liquidity.  Our merchandise flow could also be adversely affected by political instability in any of the countries where our merchandise is manufactured or by changes in the United States’ governmental policies toward such foreign countries.  In addition, merchandise receipts could be delayed due to interruptions in air, ocean and ground shipments.

We do not have long-term purchase commitments or arrangements with any of our suppliers or agents.  During the quarter ended May 28, 2011, one of our vendors supplied approximately 22% of our merchandise purchases and a second vendor supplied approximately 13% of our merchandise purchases.  We purchased 30% and 18% of our merchandise from these vendors, respectively, during the quarter ended May 29, 2010.

Although we have strong relationships with these vendors, there can be no assurance that these relationships can be maintained in the future or that the vendors will continue to supply merchandise to us.  If there should be any significant disruption in the supply of merchandise from these vendors, management believes that it will be able to shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on our financial position or results of operations.

Quarterly Results and Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, timing of promotional events and new store openings, adverse weather conditions, shifts in the timing of certain holidays and customer response to our seasonal merchandise mix.

Inflation

In the first quarter of fiscal 2012, our merchandise costs were impacted by higher prices for cotton and synthetic fibers, along with increased production labor and transportation costs.  Although we plan to pass some of these price increases on to our customers in fiscal 2012, we intend to maintain our commitment to providing quality merchandise to our customers at a reasonable price by working to reduce the impact of merchandise cost increases.  Management does not believe that inflation had a material effect on our results of operations for the first quarter of fiscal 2011.

Forward-Looking Statements

We may make forward-looking statements reflecting our current views with respect to future events and financial performance.  These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including this Quarterly Report on Form 10-Q, in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 26, 2011, which could cause actual results to differ materially from historical results or those anticipated.

The words or phrases “will likely result,” “are expected to,” “will continue,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “forecast,” “plans to,” “intend,” “intends” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  In particular, we desire to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Quarterly Report on Form 10-Q.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made.  In addition, we wish to advise readers that the factors listed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 26, 2011, as well as other factors, could affect our performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed about such future performance or results.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates.  Our results of operations could be negatively impacted by decreases in interest rates on our investments.

We are potentially exposed to market risk from changes in interest rates relating to our Credit Facility with Wells Fargo Bank.  Loans under the Credit Facility bear interest at Wells Fargo’s prime rate, 3.25% as of May 28, 2011, less 0.25%, or the one, three, or six month LIBOR rate, based on the length of time the advance is outstanding.  However, we had no revolving credit loan borrowings under the Credit Facility during the first three months of fiscal 2012 or fiscal 2011.  Given our existing liquidity position, we do not expect to utilize the Credit Facility in the reasonably foreseeable future other than to use letters of credit to support the import of merchandise.  The credit facility was amended on June 29, 2011 (see note 6 to the condensed consolidated financial statements).

We enter into certain purchase obligations outside the United States, which are denominated and settled in U.S. dollars.  Therefore, we have only minimal exposure to foreign currency exchange risks.  We do not hedge against foreign currency risks and believe that our foreign currency exchange risk is immaterial.

We do not have any derivative financial instruments and do not hold any derivative financial instruments for trading purposes.

ITEM 4.

CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness and design of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

(b)       Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended May 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business.  Although the amount of any liability that could arise with respect to any current proceedings cannot, in our opinion, be accurately predicted, the range of reasonably possible losses on these matters, individually and in the aggregate, is not expected to have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 1A.

RISK FACTORS

There have been no material changes to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 26, 2011.

ITEM 2.

UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs

February 27, 2011-March 26, 2011	—	$—	—	—

March 27, 2011-April 30, 2011	17,916	$6.32	—	—

May 1, 2011-May 28, 2011	443	$6.14	—	—

Total	18,359	$6.32	—	—

(1)          The shares of common stock in this column represent shares that were surrendered to us by stock plan participants in order to satisfy withholding tax obligations related to restricted stock awards.

ITEM 3.

DEFAULTS UPON

SENIOR SECURITIES

None.

ITEM 4.

(REMOVED AND RESERVED)

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

3.1

Restated Certificate of Incorporation of Christopher & Banks Corporation (incorporated herein by reference to Exhibit 4.1 to Registration Statement on Form S-8 (Registration No. 333-174509) filed on May 26, 2011)

10.1

Stock Option Agreement, effective as of January 29, 2011, between Christopher & Banks Corporation and Larry C. Barenbaum (incorporated herein by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on May 26, 2011)

10.2

Sixth Amendment, dated June 29, 2011, to the Amended and Restated Credit and Security Agreement, originally dated November 4, 2005, by and between Christopher & Banks, Inc., Christopher & Banks Company, Christopher & Banks Corporation and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 30, 2011)

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

CHRISTOPHER & BANKS CORPORATION

Dated: July 7, 2011	By	/s/ LARRY C. BARENBAUM

Larry C. Barenbaum
President and Chief Executive Officer
(Principal Executive Officer)

Dated: July 7, 2011	By	/s/ MICHAEL J. LYFTOGT

Michael J. Lyftogt
Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

INDEX TO EXHIBITS

Exhibit No.	Description

3.1

Restated Certificate of Incorporation of Christopher & Banks Corporation (incorporated herein by reference to Exhibit 4.1 to Registration Statement on Form S-8 (Registration No. 333-174509) filed on May 26, 2011)

10.1

Stock Option Agreement, effective as of January 29, 2011, between Christopher & Banks Corporation and Larry C. Barenbaum (incorporated herein by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed on May 26, 2011)

10.2

Sixth Amendment, dated June 29, 2011, to the Amended and Restated Credit and Security Agreement, originally dated November 4, 2005, by and between Christopher & Banks, Inc., Christopher & Banks Company, Christopher & Banks Corporation and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 30, 2011)

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