Form 10-Q
period 2011-08-27
CHRISTOPHER & BANKS CORP
filed 2011-10-06
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2011

or

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

As of September 24, 2011, 35,921,747 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	August 27,	February 26,	August 28,
	2011	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$36,747	$43,712	$37,760
Short-term investments	35,263	33,060	58,231
Accounts receivable	5,938	3,967	5,136
Merchandise inventories	53,666	39,211	40,109
Prepaid expenses	3,356	1,989	3,213
Income taxes receivable	2,782	6,439	1,195
Current deferred tax asset	—	—	4,376
Total current assets	137,752	128,378	150,020

Property, equipment and improvements, net	72,943	76,647	88,466
Long-term investments	23,806	28,824	13,408
Deferred tax asset	—	—	8,600
Other assets	278	314	317
Total assets	$234,779	$234,163	$260,811

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$31,617	$15,149	$11,841
Accrued salaries, wages and related expenses	6,544	7,883	7,890
Other accrued liabilities	22,236	21,931	17,129

Total current liabilities	60,397	44,963	36,860

Non-current liabilities:
Deferred lease incentives	14,256	14,982	17,245
Deferred rent obligations	6,909	7,457	8,372
Other	2,664	2,532	3,509

Total non-current liabilities	23,829	24,971	29,126

Commitments	—	—	—
Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 45,713, 45,432 and 45,635 shares issued and 35,922, 35,641 and 35,844 shares outstanding at August 27, 2011, February 26, 2011 and August 28, 2010, respectively	457	454	456
Additional paid-in capital	116,412	114,909	115,109
Retained earnings	146,272	161,642	191,890
Common stock held in treasury, 9,791 shares at cost at August 27, 2011, February 26, 2011 and August 28, 2010, respectively	(112,711)	(112,711)	(112,712)
Accumulated other comprehensive income (loss)	123	(65)	82
Total stockholders’ equity	150,553	164,229	194,825
Total liabilities and stockholders’ equity	$234,779	$234,163	$260,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	August 27,	August 28,
	2011	2010

Net sales	$96,230	$101,340

Costs and expenses:
Merchandise, buying and occupancy	68,403	65,536
Selling, general and administrative	34,505	33,795
Depreciation and amortization	6,267	6,434

Total costs and expenses	109,175	105,765

Operating loss	(12,945)	(4,425)

Other income	76	127

Loss before income taxes	(12,869)	(4,298)

Income tax provision (benefit)	113	(1,760)

Net loss	$(12,982)	$(2,538)

Basic loss per share:

Net loss	$(0.37)	$(0.07)

Basic shares outstanding	35,520	35,354

Diluted loss per share:

Net loss	$(0.37)	$(0.07)

Diluted shares outstanding	35,520	35,354

Dividends per share	$0.06	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

(Unaudited)

	Six Months Ended
	August 27,	August 28,
	2011	2010

Net sales	$220,062	$227,574

Costs and expenses:
Merchandise, buying and occupancy	149,229	138,393
Selling, general and administrative	69,936	69,994
Depreciation and amortization	11,851	12,964

Total costs and expenses	231,016	221,351

Operating income (loss)	(10,954)	6,223

Other income	155	243

Income (loss) before income taxes	(10,799)	6,466

Income tax provision	293	2,664

Net income (loss)	$(11,092)	$3,802

Basic earnings (loss) per share:

Net income (loss)	$(0.31)	$0.11

Basic shares outstanding	35,512	35,329

Diluted earnings (loss) per share:

Net income (loss)	$(0.31)	$0.11

Diluted shares outstanding	35,512	35,525

Dividends per share	$0.12	$0.12

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	August 27,	August 28,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$(11,092)	$3,802
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,851	12,964
Amortization of premium on investments	35	243
Excess tax benefit on stock-based compensation	—	(224)
Deferred income taxes	—	(1,864)
Stock-based compensation expense	1,631	1,646
Loss on disposal of furniture, fixtures and equipment	—	18
Gain on investments, net	(18)	(56)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,971)	(891)
Increase in merchandise inventories	(14,455)	(1,613)
Increase in prepaid expenses	(1,367)	(1,571)
(Increase) decrease in income taxes receivable	3,657	(576)
Decrease in other assets	36	35
Increase (decrease) in accounts payable	16,534	(1,664)
Decrease in accrued liabilities	(1,034)	(3,048)
Decrease in deferred lease incentives	(726)	(2,333)
Decrease in other liabilities	(416)	(818)
Net cash provided by operating activities	2,665	4,050

Cash flows from investing activities:
Purchases of property, equipment and improvements	(8,213)	(5,488)
Purchases of investments	(76,367)	(37,696)
Sales of investments	79,353	43,786
Net cash provided by (used in) investing activities	(5,227)	602

Cash flows from financing activities:
Exercise of stock options	—	84
Excess tax benefit on stock-based compensation	—	224
Shares redeemed for payroll taxes	(124)	—
Dividends paid	(4,279)	(4,273)

Net cash used in financing activities	(4,403)	(3,965)

Net increase (decrease) in cash and cash equivalents	(6,965)	687

Cash and cash equivalents at beginning of period	43,712	37,073

Cash and cash equivalents at end of period	$36,747	$37,760

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

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal adjustments, except as otherwise stated in these notes, necessary to present fairly our financial position as of August 27, 2011, February 26, 2011 and August 28, 2010, our results of operations for the three and six month periods ended August 27, 2011 and August 28, 2010 and our cash flows for the six month periods ended August 27, 2011 and August 28, 2010.

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

We have revised our statement of cash flows for the six months ended August 28, 2010 to properly classify proceeds from the redemption of our investments of Auction Rate Securities (“ARS”) as cash inflows from investing activities.  The effect of this revision was to decrease cash provided by operating activities by $14.9 million and decrease cash used in investing activities by $14.9 million, hence there was no impact on the net change in cash and cash equivalents or on our total balance of cash and cash equivalents as previously reported.  We have concluded that this correction is immaterial to the financial statements taken as a whole.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs.”  ASU 2011-04 amends ASC 820, “Fair Value Measurement,” by expanding existing disclosure requirements for fair value measurements and modifying certain definitions in the guidance, which may change how the fair value measurement guidance of ASC 820 is applied.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and must be applied prospectively.  We are in the process of evaluating ASU 2011-04 and its impact on our consolidated financial statements.

In June 2011 FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  ASU 2011-05 amends Accounting Standards Codification (“ASC”) 220-10, “Comprehensive Income,” and requires that all changes in comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and also requires the presentation of reclassification adjustments on the face of the financial statements from other comprehensive income to net income.  ASU 2011-05 is effective for the first interim or annual reporting period beginning on or after December 15, 2011.  Early adoption is permitted.  We are in the process of evaluating ASU 2011-05 and its impact on the presentation of our consolidated financial statements, however these changes are not expected to impact the consolidated financial statements other than the change in presentation.

Recently Adopted Accounting Pronouncements

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

NOTE 2 — INVESTMENTS

Investments consisted of the following (in thousands):

	Aug 27, 2011
	Amortized	Unrealized	Unrealized	Estimated
Description	Cost	Gains	Losses	Fair Value

Short-term investments:
Available-for-sale securities:
Commercial paper	$5,898	$—	$2	$5,896
Municipal bonds	10,132	23	4	10,151
U.S. Agency securities	19,196	20	—	19,216

Total short-term investments	35,226	43	6	35,263

Long-term investments:
Available-for-sale securities:
Municipal bonds	19,061	159	10	19,210
U.S. Agency securities	4,578	18	—	4,596

Total long-term investments	23,639	177	10	23,806

Total investments	$58,865	$220	$16	$59,069

	Feb 26, 2011
	Amortized	Unrealized	Unrealized	Estimated
Description	Cost	Gains	Losses	Fair Value

Short-term investments:
Available-for-sale securities:
Variable rate demand obligations	$6,505	$—	$—	$6,505
Commercial paper	5,794	—	3	5,791
Municipal bonds	16,118	15	1	16,132
U.S. Agency securities	4,631	1	—	4,632

Total short-term investments	33,048	16	4	33,060

Long-term investments:
Available-for-sale securities:
Municipal bonds	18,714	37	91	18,660
U.S. Agency securities	10,162	2	—	10,164

Total long-term investments	28,876	39	91	28,824

Total investments	$61,924	$55	$95	$61,884

	Aug 28, 2010
	Amortized	Unrealized	Unrealized	Estimated
Description	Cost	Gains	Losses	Fair Value

Short-term investments:
Available-for-sale securities:
Variable rate demand obligations	$28,320	$—	$—	$28,320
Municipal commercial paper	1,000	—	—	1,000
Municipal bonds	23,087	13	4	23,096
U.S. Agency securities	5,800	19	4	5,815

Total short-term investments	58,207	32	8	58,231

Long-term investments:
Available-for-sale securities:
Municipal bonds	13,295	119	6	13,408
Total investments	$71,502	$151	$14	$71,639

We account for our investments in accordance with ASC 320-10, “Investments — Debt and Equity Securities” and, accordingly, our investment securities have been characterized as either available-for-sale or trading.  As of August 27, 2011, our available-for-sale investment securities were comprised of municipal bonds, commercial paper and U.S. Agency securities.  These securities were classified as available-for-sale as we did not enter into these investments for speculative purposes or intend to actively buy and sell the securities in order to generate profits on differences in price.  Our primary investment objective is preservation of principal.  During the first six months of fiscal 2012, purchases of available-for-sale securities totaled approximately $76.4 million, while proceeds from the sale of available-for-sale securities were approximately $79.4 million.  Gross realized gains and losses on the sale of available-for-sale securities during the six months ended August 27, 2011 were not material.

Our available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise which may indicate impairment.  When the fair value of the securities declines below the amortized cost basis, impairment is indicated and it must be determined whether it is other-than-temporary.  Impairment is considered to be other-than-temporary if we (i) intend to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) do not expect to recover the securities’ amortized cost basis.  If the decline in fair value is considered other-than-temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings.  Subsequent increases or decreases in fair value are reported in equity as other comprehensive income (loss).  As of August 27, 2011, there were no other-than-temporary impairments of our available-for-sale securities.

Expected maturities of our investments are as follows (in thousands):

August 27,
2011

Due in one year or less	$35,263
Due after one year through three years	22,192
Due greater than three years	1,614

Total investment securities	$59,069

We had $6.5 million and $28.3 million of Variable Rate Demand Obligations (“VRDO”) as of February 26, 2011 and August 28, 2010, respectively.  These investments maintain a constant par value, have variable rates of return tied to short-term interest rates which reset weekly, and may be tendered for sale upon notice to the trustee.  Although our VRDO were issued and rated as long-term securities, with maturities ranging from 2013 through 2041, they were priced and traded as short-term investments as each VRDO contained a put feature, which was supported by highly rated financial institutions.  We classified our VRDO as short-term investments maturing in one year or less as we expected to realize the proceeds from our VRDO within that time period.  We liquidated our remaining holdings of VRDO in the first quarter of fiscal 2012 and had no investments in VRDO as of August 27, 2011.

NOTE 3 — MERCHANDISE INVENTORIES AND SOURCES OF SUPPLY

Our merchandise inventories consisted of the following (in thousands):

	August 27,	February 26,	August 28,
Description	2011	2011	2010

Merchandise - in store/e-Commerce	$46,585	$34,186	$37,180
Merchandise - in transit	7,081	5,025	2,929

	$53,666	$39,211	$40,109

We do not have long-term purchase commitments or arrangements with any of our suppliers or agents.  During the quarter ended August 27, 2011, one of our vendors supplied approximately 19% of our merchandise compared to 28% of our total merchandise purchases during the second quarter of fiscal 2011.  No other vendor supplied greater than 10% of our total merchandise purchases during the second quarter of fiscal 2012.  A second vendor supplied approximately 17% of our merchandise purchases during the second quarter of fiscal 2011.  For the six months ended August 27, 2011, the Company purchased approximately 20% of its merchandise from one vendor and 11% from another vendor, compared to 29% and 18% from these two vendors, respectively, during the first six months of fiscal 2011.

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

NOTE 4 — PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following (in thousands):

	Estimated	August 27,	February 26,	August 28,
Description	Useful Life	2011	2011	2010

Land	—	$1,597	$1,597	$1,597
Corporate office, distribution center and related building improvements	25 years	12,101	12,101	12,053
Store leasehold improvements	Term of related lease, typically 10 years	88,319	91,237	91,570
Store furniture and fixtures	3-10 years	108,388	110,754	110,664
Point of sale hardware and software	5 years	9,919	9,858	14,881
Computer hardware and software	3-5 years	26,919	26,858	24,736
Corporate office and distribution center furniture, fixtures and equipment	7 years	5,457	5,401	5,366
Construction in progress		4,737	465	4,193

		257,437	258,271	265,060
Less accumulated depreciation and amortization		(184,494)	(181,624)	(176,594)

Net property, equipment and improvements		$72,943	$76,647	$88,466

We review long-lived assets with definite lives at least annually, or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  While no impairments of long-lived assets were recorded in the six month period ended August 27, 2011, the current challenging economic environment, combined with continued instability in the housing and labor markets, and general economic uncertainty affecting the retail industry, make it reasonably possible that long-lived asset impairments could be identified and recorded in future periods.

NOTE 5 — ACCRUED LIABILITIES

Other accrued liabilities consisted of the following (in thousands):

	August 27,	February 26,	August 28,
Description	2011	2011	2010

Gift card and store credit liabilities	$6,727	$10,150	$7,118
Accrued merchandise inventory receipts not yet invoiced	4,668	1,872	2,048
Accrued Friendship Rewards loyalty liability	3,008	2,938	1,745
Accrued income, sales and other taxes payable	2,615	2,017	2,428
Accrued workers compensation liability	362	456	285
Accrued occupancy-related expenses	737	1,145	738
Other	4,119	3,353	2,767

	$22,236	$21,931	$17,129

NOTE 6 — CREDIT FACILITY

We maintain an Amended and Restated Revolving Credit Facility (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  The Credit Facility provides us with revolving credit loans and letters of credit of up to $50 million, in the aggregate, subject to a borrowing base formula based on inventory levels.

Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion as defined in the agreement, a collateral monitoring fee and a guaranteed service charge.  Borrowings under the Credit Facility are collateralized by our equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.  We had no revolving credit loan borrowings under the Credit Facility during the first six months of fiscal 2012 or fiscal 2011.  Historically, we have utilized the Credit Facility only to open letters of credit.  The borrowing base at August 27, 2011 was $29.5 million.  As of August 27, 2011, we had open on-demand letters of credit in the amount of $1.0 million.  Accordingly, the availability of revolving credit loans under the Credit Facility was $28.5 million at August 27, 2011.

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of August 27, 2011, the most recent measurement date, we were in compliance with all financial covenants under the Credit Facility.

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

NOTE 7 — STOCK-BASED COMPENSATION

We account for stock-based compensation in accordance with the provisions of ASC 718-10, “Stock Compensation.” Under various plans, we may grant options to purchase common stock to employees and non-employee members of our Board of Directors at a price not less than 100% of the fair market value of our common stock on the option grant date.  In general, options granted to employees vest over three to five years and are exercisable up to ten years from the date of grant, and options granted to Directors generally vest over a three year period and are exercisable up to ten years from the grant date.

We may also grant shares of restricted stock to our employees and non-employee members of our Board of Directors.  The grantee cannot transfer the shares before the respective shares vest.  Shares of nonvested restricted stock are considered to be currently issued and outstanding.  Restricted stock grants to employees typically vest over a three year period, while restricted grants to Directors are fully vested on the date of grant.

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

Total pre-tax compensation expense related to stock-based awards for each of the three months ended August 27, 2011 and August 28, 2010 was $1.0 million.   Total pre-tax compensation expense related to stock-based awards for each of the six months ended August 27, 2011 and August 28, 2010 was $1.6 million.

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

The weighted average assumptions relating to the valuation of our stock options granted during the three and six month periods ended August 27, 2011 and August 28, 2010 were as follows:

	Three Months Ended		Six Months Ended
	August 27,	August 28,	August 27,	August 28,
	2011	2010	2011	2010
Expected dividend yield	3.91%	2.73%	3.92%	3.02%
Expected volatility	71.02%	70.73%	70.99%	70.15%
Risk-free interest rate	1.52%	1.78%	2.11%	2.36%
Expected term in years	5.0	5.0	5.0	4.9

Stock-Based Compensation Activity

The following table presents a summary of our stock option activity for the six months ended August 27, 2011:

					Weighted
		Weighted	Aggregate		Average
	Number	Average	Intrinsic	Weighted	Remaining
	of	Exercise	Value	Average	Contractual
	Shares	Price	(in thousands)	Fair Value	Life

Outstanding, beginning of period	2,572,735	$8.70	$33	$3.59
Vested	750,152	14.83	7	5.60
Unvested	1,822,583	6.18	26	2.76
Granted	457,541	6.25	—	2.84
Exercised	—	—	—	—
Canceled - vested (expired)	(45,783)	18.37	—	6.43
Canceled - unvested (forfeited)	(30,190)	7.00	—	3.12

Outstanding, end of period	2,954,303	8.19	33	3.43	8.18

Vested	810,778	13.76	13	5.29	5.10
Unvested	2,143,525	6.09	20	2.73	9.35
Exercisable, end of period	810,778	13.76	13	5.29	5.10

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on August 27, 2011.

The following table presents a summary of our restricted stock activity for the six months ended August 27, 2011:

	Number	Weighted
	of	Average
	Shares	Fair Value

Unvested, beginning of period	183,070	$8.22
Granted	371,786	6.24
Vested	(136,188)	6.93
Canceled - unvested (forfeited)	(66,854)	8.78
Unvested, end of period	351,814	$6.52

The total fair value of shares of restricted stock that vested during the six months ended August 27, 2011 and August 28, 2010 was approximately $0.9 million and $1.3 million, respectively.  As of August 27, 2011, there was approximately $4.0 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of approximately 2.3 years.

NOTE 8 — INCOME TAXES

As of August 27, 2011, our liability for unrecognized tax benefits associated with uncertain tax positions was approximately $2.1 million and the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.3 million. We recognize interest and penalties related to unrecognized tax benefits as components of income tax expense. At August 27, 2011, we had accrued approximately $0.7 million for the potential payment of interest and penalties.

We are subject to U.S. federal income tax and the income tax of various state and local jurisdictions.  Fiscal years 2008 through 2011 remain subject to examination by the Internal Revenue Service.  With few exceptions, we are not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2007.  At August 27, 2011, we had ongoing audits in various jurisdictions.  We do not believe that the resolution of these examinations will have a significant impact on our liability for unrecognized tax benefits.

At August 27, 2011, we had a full valuation allowance against our net deferred tax assets.  Deferred income tax assets represent potential future income tax benefits.  Realization of these assets is ultimately dependent upon future taxable income.  We have incurred a net cumulative loss as measured by the results of the prior three years.  ASC 740 “Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period.  Forming a conclusion that a valuation allowance is not needed is difficult when negative evidence such as cumulative losses exists.  As a result of our evaluation, we have concluded that there is insufficient positive evidence to overcome the negative evidence related to our cumulative losses.  Accordingly, we have maintained the full valuation allowance against our net deferred tax assets established in the third quarter of fiscal 2011.  Recording the valuation allowance does not prevent us from using the deferred tax assets in the future when profits are realized.

As of August 27, 2011, we had federal and state net operating loss carryforwards which will reduce future taxable income.  Approximately $0.6 million in federal tax benefits are available from these loss carryforwards and an additional $0.5 million is available in tax credit carryforwards.  The state loss carryforwards will result in state tax benefits of approximately $0.4 million.  The federal net loss carryforwards expire in 2031.  The state net loss carryforwards will expire beginning in fiscal 2014 and in subsequent years.  Additionally, we have charitable contribution carryforwards that will expire in fiscal 2014.

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

	Three Months Ended
	August 27,	August 28,
	2011	2010
Numerator (in thousands):
Net loss attributable to Christopher & Banks Corporation	$(12,982)	$(2,538)
Income allocated to participating securities	(14)	(21)

Net loss available to common shareholders	(12,996)	(2,559)

Denominator (in thousands):
Weighted average common shares outstanding - basic	35,520	35,354
Dilutive shares	—	—

Weighted average common and common equivalent shares outstanding - diluted	35,520	35,354

Net loss per common share:

Basic	$(0.37)	$(0.07)

Diluted	$(0.37)	$(0.07)

	Six Months Ended
	August 27,	August 28,
	2011	2010
Numerator (in thousands):
Net income (loss) attributable to Christopher & Banks Corporation	$(11,092)	$3,802
Income allocated to participating securities	(24)	(38)

Net income (loss) available to common shareholders	(11,116)	3,764

Denominator (in thousands):
Weighted average common shares outstanding - basic	35,512	35,329
Dilutive shares	—	196

Weighted average common and common equivalent shares outstanding - diluted	35,512	35,525

Net income (loss) per common share:

Basic	$(0.31)	$0.11
Diluted	$(0.31)	$0.11

Stock options of approximately 2.9 million were excluded from the shares used in the computation of diluted earnings per share for the three and six month periods ended August 27, 2011 as they were anti-dilutive.  Stock options of approximately 1.6 million and 1.5 million were excluded from the shares used in the computation of diluted earnings per share for the three and six month periods ended August 28, 2010 as they were anti-dilutive.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For the six month periods ended August 27, 2011 and August 28, 2010, fair value under ASC 820-10 applied to our available-for-sale securities, ARS and ARS rights.  These financial assets are carried at fair value following the requirements of ASC 820-10.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	August 27, 2011	Level 1	Level 2	Level 3

Short-term Investments
Available-for-sale securities:
Commercial paper	5,896	$—	$5,896	$—
Municipal bonds	10,151	—	10,151	—
U.S. Agency securities	19,216	—	19,216	—
Total short-term investments	35,263	—	35,263	—

Long-term investments:
Available-for-sale securities:
Municipal bonds	19,210	—	19,210	—
U.S. Agency securities	4,596	—	4,596	—
Total long-term investments	23,806	—	23,806	—
Total assets	$59,069	$—	$59,069	$—

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	February 26, 2011	Level 1	Level 2	Level 3
Short-term Investments
Available-for-sale securities:
Variable rate demand obligations	$6,505	$—	$6,505	$—
Commercial paper	5,791	—	5,791
Municipal bonds	16,132	—	16,132
U.S. Agency securities	4,632	—	4,632
Total short-term investments	33,060	—	33,060	—

Long-term investments:
Available-for-sale securities:
Municipal bonds	18,660	—	18,660	—
U.S. Agency securities	10,164	—	10,164	—
Total long-term investments	28,824	—	28,824	—
Total assets	$61,884	$—	$61,884	$—

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	August 28, 2010	Level 1	Level 2	Level 3

Short-term investments:
Available-for-sale securities:
Variable rate demand obligations	$28,320	$—	$28,320	$—
Municipal commercial paper	1,000	—	1,000	—
Municipal bonds	23,096	—	23,096	—
U.S. Agency securities	5,815	—	5,815	—
Total short-term investments	58,231	—	58,231	—

Long-term investments:
Available-for-sale securities:
Municipal bonds	13,408	—	13,408	—
Total long-term investments	13,408	—	13,408	—
Total assets	$71,639	$—	$71,639	$—

Following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value:

Available-for-sale securities:  As of August 27, 2011, February 26, 2011 and August 28, 2010 our available-for-sale securities were valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets in which there were fewer transactions.

Assets and Liabilities that are Measured at Fair Value on a Non-recurring Basis:

We measure certain assets and liabilities at fair value on a non-recurring basis.  Specifically, our nonfinancial long-lived asset groups are measured at fair value for impairment assessments.  There were no impairment charges related to assets measured at fair value on a non-recurring basis recorded during the three and six months ended August 27, 2011 and August 28, 2010.

NOTE 11 — COMPREHENSIVE INCOME

Comprehensive income consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 27,	August 28,	August 27,	August 28,
	2011	2010	2011	2010

Net income (loss)	$(12,982)	$(2,538)	$(11,092)	$3,802
Fair value adjustment on investments	49	58	188	43
Total comprehensive income (loss)	$(12,933)	$(2,480)	$(10,904)	$3,845

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

NOTE 13 — SEGMENT REPORTING

We operate in the retail apparel industry in which we primarily design, source and sell women’s apparel and accessories catering to customers who are typically between 45 to 55 years of age.  We have identified two operating segments (Christopher & Banks and C.J. Banks) as defined by ASC 820, “Disclosures about Segments of an Enterprise and Related Information.”  Our Christopher & Banks and C.J. Banks operating segments have been aggregated into one reportable segment based on the similar nature of products sold, methods of sourcing, merchandising and distribution processes involved, target customers, and economic characteristics of the two brands.

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

Segment Reporting (in thousands):

	Christopher & Banks/	Corporate/
	C.J. Banks	Administrative	Consolidated
Three Months Ended August 27, 2011
Net sales	$96,230	$—	$96,230
Operating income (loss)	333	(13,278)	(12,945)
Total assets	131,723	103,056	234,779

Three Months Ended August 28, 2010
Net sales	$101,340	$—	$101,340
Operating income (loss)	7,688	(12,113)	(4,425)
Total assets	149,673	111,138	260,811

Segment Reporting (in thousands):

	Christopher & Banks/	Corporate/
	C.J. Banks	Administrative	Consolidated
Six Months Ended August 27, 2011
Net sales	$220,062	$—	$220,062
Operating income (loss)	15,375	(26,329)	(10,954)
Total assets	131,723	103,056	234,779

Six Months Ended August 28, 2010
Net sales	$227,574	$—	$227,574
Operating income (loss)	32,490	(26,267)	6,223
Total assets	149,673	111,138	260,811

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

Executive Overview

Christopher & Banks Corporation, a Delaware corporation, is a Minneapolis-based retailer of women’s apparel and accessories, which operates retail stores through its wholly-owned subsidiaries.  As of August 27, 2011, we operated 770 stores in 46 states, including 503 Christopher & Banks stores, 238 C.J. Banks stores, 19 outlet stores and ten dual concept stores.  Our Christopher & Banks brand offers distinctive fashions featuring exclusively designed, coordinated assortments of women’s apparel in sizes four to 16.  Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W.   Our dual concept and outlet stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the petite, missy and plus size customer in one location.  We also operate e-Commerce web sites for our two brands at www.christopherandbanks.com and www.cjbanks.com which, in addition to offering the apparel and accessories found in our stores, also offer exclusive sizes and styles available only online.

We strive to provide our customers quality apparel at a reasonable price with a consistent fit.  Our overall strategy for our two brands, Christopher & Banks and C.J. Banks, is to offer a compelling, evolving assortment of unique and classic apparel through our stores and e-Commerce web sites in order to satisfy our customers’ expectations for style, quality, value and fit, while providing exceptional, personalized customer service.

Fiscal 2012 Second Quarter Summary

The Company reported an 8% decrease in same-store sales and a loss of $0.37 per share for the second quarter of fiscal 2012.  Declines in customer traffic levels and conversion rates (the percentage of customers who enter our stores and make a purchase, as compared to the total number of customers entering our stores) contributed to the reduction in sales.  Promotional activity was increased during the quarter in an effort to drive customer traffic, increase transactions, lift customer conversion and clear slower moving product which resulted in reduced merchandise margins.  In addition, we continued our accelerated clearance markdown cadence in order to mark inventory out of stock on a more timely basis.

Our customers resisted increased prices, which were approximately 20% higher in the second quarter of fiscal 2012, compared to the second quarter of fiscal 2011.  However, customers did respond favorably to distinctive items which also provided versatile wardrobe options, but not enough of our product assortment reflected these characteristics in the second quarter.

We ended the first half of fiscal 2012 with cash, cash equivalents, and short and long-term investments of $95.8 million, compared to $109.4 million as of August 28, 2010.  Total inventory was $53.7 million at August 27, 2011, compared to $40.1 at August 28, 2010.  Total inventory per store excluding e-commerce inventory was up approximately 30% at the end of the second quarter when compared to the end of the second quarter of fiscal 2011, while in-store inventory per store was up approximately 13% on a dollar basis.  The increase in total inventory per store excluding e-commerce was partially due to an increase in inventory-in-transit at the end of the second quarter resulting from shifts in the timing of merchandise receipts and a change in terms for a few key suppliers from FOB destination to FOB shipping point.

Fiscal 2012 Outlook

Based on the sales and margin performance we experienced through the end of the second quarter of fiscal 2012, coupled with our limited ability to make adjustments in merchandise costs and cancellations due to long lead times, we anticipate we will need to continue to be highly promotional in the second half of the year.  During the third quarter, the Company is planning two large promotional events, which will have a significant impact on the Company’s results for the quarter.  As a result, merchandise margins will continue to face increasing pressure in the second half of fiscal 2012 which will have a significant negative impact on our results of operations in the third and fourth quarters and the Company currently anticipates an operating loss in the range of $11 million to $14 million for the third fiscal quarter.

Other Developments

Our Board of Directors elected Lisa W. Pickrum to our Board of Directors effective June 1, 2011.  Effective July 27, 2011 Robert Ezrilov’s term as director ended and Mr. Ezrilov did not seek reelection and retired from the Board of Directors.  As of August 27, 2011, the Board of Directors consisted of eight directors, seven of whom are independent directors.

Fiscal 2012 Initiatives

As the Company entered fiscal 2012, it developed and began implementing several key initiatives, with the goal of returning the Company to sales growth and profitability over the long-term.  The key elements of the program included a merchandise revitalization plan, a more sales-centric culture, a comprehensive brand marketing campaign, E-commerce growth and a real estate strategy focused on outlet and dual store expansion.

Merchandise

The Company’s merchandising efforts continue to evolve as there was a disappointing customer response to some of the early fall assortment, particularly at full retail price.  We are reevaluating our merchandise assortments to more effectively balance style, quality and price.  We will continue to modify our offerings and strive to add uniqueness, versatility and value to our product assortments.  The Company continues to work with its product sourcing vendors to identify opportunities for cost savings and has begun to see some reduction in the costs of raw materials for goods to be delivered in early fiscal 2013.  We intend to maintain and enhance our commitment to offer quality merchandise to our customer at a reasonable price, while working to reduce the impact of merchandise cost increases.

Customer Experience

The Company has re-introduced a selling program that focuses on grassroots clientelling and improved product knowledge to promote a more focused selling culture.  In addition, the Company continues to evaluate, refine and add new visual elements to its stores presentation of merchandise and product outfitting options to promote sales.

Marketing

The Company anticipates spending between 1.5% and 1.7% of net sales on marketing in fiscal 2012.  The marketing efforts will continue to be focused on communicating with customers primarily through direct mail and targeted email campaigns.  Through the second fiscal quarter, the Company has delivered five direct mail pieces and anticipates five more for the remainder of fiscal 2012.  In the second fiscal quarter, the Company introduced a new brand look and feel with a goal of ensuring consistency in brand messaging.

E-commerce

Over the past few years, the Company has seen growth in its E-commerce sales and is focused on continuing to grow this business channel.  During the quarter, we have increased our promotional activity in the E-commerce channel to lift customer conversion and increase sales.  We continue to offer extended plus sizes and petites, plus dresses and outerwear.

Real Estate

The Company is reevaluating its real estate strategy and in the second half of fiscal 2012 we are placing more focus on closing underperforming locations, converting and combining existing Christopher & Banks and C.J. Banks locations into more productive dual-concept stores, while reducing the number of new dual and outlet store openings. We opened 25 new stores in the first half of fiscal 2012, including one Christopher & Banks store, 16 outlet stores and eight dual stores. We closed 15 Christopher & Banks stores, 14 CJ Banks stores and one dual store, for a total of 30 store closures in the first half of the year. In the remainder of fiscal 2012, we plan to open four new outlet stores and four additional dual stores. We expect to close approximately 17 stores in the last two quarters of fiscal 2012 which will result in approximately 47 store closures for the year, which exceeds our original plan to close approximately 35 stores in fiscal 2012. The majority of the store closures in fiscal 2012 were executed in conjunction with lease expirations or early termination rights. The Company expects to operate 14 fewer stores at the end of fiscal 2012 as compared to the end of fiscal 2011. In addition, the Company currently plans to convert approximately 31 existing stand-alone Christopher & Banks stores into dual stores in the second half of fiscal 2012 in order to improve the productivity of these stores by supplementing their existing missy product assortments with petite and plus size merchandise.

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Same-store sales

Our same-store sales data is calculated based on the change in net sales for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall.  Stores where square footage has been changed by more than 25 percent are excluded from the same-store sales calculation for 13 full months.  In addition, stores which are closed and converted to a different store concept resulting in a significant change in the product mix are also excluded from the calculation of same-store sales for 13 full months.  Stores closed during the year are included in the same-store sales calculation only for the full months of the year the stores were open.  In addition, sales which are initiated in stores but fulfilled through our e-Commerce websites are included in the calculation of same store sales.

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

Store productivity

Store productivity measures are evaluated by management in assessing the operational performance of individual stores and include sales per square foot, average unit retail selling price, average number of transactions per store, number of units per transaction, average retail dollars per transaction, customer traffic and conversion rates.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in Note 1 of the notes to consolidated financial statements contained within our Annual Report on Form 10-K for the fiscal year ended February 26, 2011.  There have been no material changes in our critical accounting policies or estimates in the six months ended August 27, 2011. Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

On an ongoing basis, we evaluate our estimates, including those related to customer product returns, inventories, income taxes, customer loyalty programs, medical and workers’ compensation claims and contingencies.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We review long-lived assets with definite lives at least annually, or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  While no impairments of long-lived assets were recorded in the six month period ended August 27, 2011, the current challenging economic environment, combined with continued instability in the housing and labor markets, and general economic uncertainty affecting the retail industry, make it reasonably possible that long-lived asset impairments could be identified and recorded in future periods.

As of August 27, 2011, we had a full valuation allowance against our net deferred tax assets.  Deferred income tax assets represent potential future income tax benefits.  Realization of these assets is ultimately dependent upon future taxable income.  We have incurred a net cumulative loss as measured by the results of the prior three years.  ASC 740 “Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period.  Forming a conclusion that a valuation allowance is not needed is difficult when negative evidence such as cumulative losses exists.  As a result of our evaluation, we have concluded that there is insufficient positive evidence to overcome the negative evidence related to our cumulative losses.  Accordingly, we have maintained the full valuation allowance against our net deferred tax assets established in the third quarter of fiscal 2011.  Recording the valuation allowance does not prevent us from using the deferred tax assets in the future when profits are realized.

Results of Operations

The following table sets forth condensed consolidated income statement data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	August 27,	August 28,	August 27,	August 28,
	2011	2010	2011	2010
Net sales	100.0	100.0	100.0	100.0
Merchandise, buying and occupancy costs	71.1	64.7	67.8	60.8
Selling, general and administrative expenses	35.9	33.3	31.8	30.7
Depreciation and amortization	6.5	6.3	5.4	5.7

Operating income (loss)	(13.5)	(4.3)	(5.0)	2.8
Other income	0.1	0.1	0.1	0.1
Income tax provision (benefit)	0.1	(1.7)	0.1	1.2

Net income (loss)	(13.5)	(2.5)	(5.0)	1.7

Three Months Ended August 27, 2011 Compared to Three Months Ended August 28, 2010

Net Sales. Net sales for the three months ended August 27, 2011 were $96.2 million, a decrease of $5.1 million, or approximately 5%, from $101.3 million for the three months ended August 28, 2010.  The decrease in net sales resulted from an 8% decrease in same store sales combined with a decrease in the number of stores we operated during the quarter.  These reductions were partially offset by increases in revenues at our Christopher & Banks and C.J. Banks e-Commerce web sites.

The 8% decrease in same store sales was driven by a decline in customer traffic and average transaction values combined with a decrease in the number of transactions per store.  Average transactions values were down in the second quarter of fiscal 2012 as compared to the prior year period, as our customers purchased fewer units per transaction at a slightly higher average price per unit.

We operated 770 stores at August 27, 2011, compared to 789 stores as of August 28, 2010.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $68.4 million, or 71.1% of net sales, during the second quarter of fiscal 2012, compared to $65.5 million, or 64.7% of net sales, during the same period in fiscal 2011, resulting in an approximate 640 basis point decrease in our gross margin.

Our merchandise margins decreased by approximately 550 basis points in the second quarter of fiscal 2012, when compared to the second quarter of fiscal 2011, driven mainly by elevated markdown levels and increased promotional activity necessary to drive customer traffic and clear slower moving product.  To a lesser extent, increases in product costs related to higher prices for cotton and synthetic fibers, along with increased production labor and transportation costs, also contributed to the merchandise margin erosion encountered in the second quarter of fiscal 2012.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, exclusive of depreciation and amortization, for the three months ended August 27, 2011 were $34.5 million, or 35.9% of net sales, compared to $33.8 million, or 33.3% of net sales, for the three months ended August 28, 2010.  The approximate 2% increase in selling, general and administrative expenses primarily resulted from increases in marketing expenditures, e-commerce-related charges and store-related expenses offset by lower medical claims in the second quarter of fiscal 2012, compared to the second quarter of fiscal 2011.

Depreciation and Amortization.  Depreciation and amortization was $6.3 million, or 6.5% of net sales, in the second quarter of fiscal 2012, compared to $6.4 million, or 6.3% of net sales, in the second quarter of fiscal 2011.

Operating Income.  As a result of the foregoing factors, we recorded an operating loss of $12.9 million, or 13.5% of net sales, for the quarter ended August 27, 2011, compared to an operating loss of $4.4 million, or 4.3% of net sales, for the quarter ended August 28, 2010.

Other Income.  For the three months ended August 27, 2011, interest income was $76,000, compared to $127,000 for the three months ended August 28, 2010.  Other income for the second quarter of fiscal 2011 included $50,000 of gains related to the disposition of our Auction Rate Securities.

Income Taxes.  Income tax expense in the second quarter of fiscal 2012 was $0.1 million, with an effective tax rate of -0.9%, compared to income tax benefit of $1.8 million, with an effective tax rate of 40.9%, in the second quarter of fiscal 2011.  Our negative effective tax rate in the second quarter of fiscal 2012 resulted from state income taxes and reflects the ongoing impact of the full valuation allowance on our net deferred tax assets.

Net Loss.  As a result of the foregoing factors, we recorded a net loss of $13.0 million, or 13.5% of net sales and $0.37 per diluted share, for the three months ended August 27, 2011, compared to a net loss of $2.5 million, or 2.5% of net sales and $0.07 per diluted share, for the three months ended August 28, 2010.

Six Months Ended August 27, 2011 Compared to Six Months Ended August 28, 2010

Net Sales. Net sales for the six months ended August 27, 2011 were $220.1 million, a decrease of $7.5 million, or approximately 3%, from $227.6 million for the six months ended August 28, 2010.  The decrease in net sales resulted from a 5% decrease in same store sales combined with a decrease in the number of stores we operated during the first half of the year.  These reductions were partially offset by increases in revenues at our Christopher & Banks and C.J. Banks e-Commerce web sites.

The 5% decrease in same stores sales was driven by a decline in customer traffic and the number of transactions per store combined with a decrease in average transaction values.  Average transactions values were down in the first half of fiscal 2012 as compared to the prior year period as our customers purchased fewer units per transaction at a slightly higher average price per unit.

We operated 770 stores at August 27, 2011, compared to 789 stores as of August 28, 2010.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $149.2 million, or 67.8% of net sales, during the first half of fiscal 2012, compared to $138.4 million, or 60.8% of net sales, during the same period in fiscal 2011, resulting in an approximate 700 basis point decrease in our gross margin.

Our merchandise margins decreased by approximately 670 basis points in the first half of fiscal 2012, when compared to the first half of fiscal 2011, driven mainly by elevated markdown levels and increased promotional activity necessary to drive customer traffic and clear slower moving product.  To a lesser extent, increases in product costs related to higher prices for cotton and synthetic fibers, along with increased production labor and transportation costs, also contributed to the merchandise margin erosion encountered in the first half of fiscal 2012.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, exclusive of depreciation and amortization, for the six months ended August 27, 2011 were $69.9 million, or 31.8% of net sales, compared to $70.0 million, or 30.7% of net sales, for the six months ended August 28, 2010.  Increases in marketing expenditures and store salaries expense were offset by savings in medical claims and severance charges during the first half of fiscal 2012 compared to the first half of fiscal 2011.

Depreciation and Amortization.  Depreciation and amortization was $11.9 million, or 5.4% of net sales, in the first half of fiscal 2012, compared to $13.0 million, or 5.7% of net sales, in the first half of fiscal 2011.  The decrease in depreciation and amortization is primarily the result of operating fewer stores and the impairment of store assets recorded in the fourth quarter of fiscal 2011.

Operating Income.  As a result of the foregoing factors, we recorded an operating loss of $11.0 million, or 5% of net sales, for the six months ended August 27, 2011, compared to operating income of $6.2 million, or 2.8% of net sales, for the six months ended August 28, 2010.

Other Income.  For the six months ended August 27, 2011, interest income was $155,000, compared to $243,000 for the six months ended August 28, 2010.  Other income for the first half of fiscal 2011 included $50,000 of gain related to the disposition of our Auction Rate Securities.

Income Taxes.  Income tax expense in the first half of fiscal 2012 was $0.3 million, with an effective tax rate of -2.7%, compared to income tax expense of $2.7 million, with an effective tax rate of 41.2%, in the first half of fiscal 2011.  Our negative effective tax rate in the first half of fiscal 2012 resulted from state income taxes and reflects the ongoing impact of the full valuation allowance on our net deferred tax assets.

Net Income (Loss).  As a result of the foregoing factors, we recorded a net loss of $11.1 million, or 5% of net sales and $0.31 per diluted share, for the six months ended August 27, 2011, compared to net income of $3.8 million, or 1.7% of net sales and $0.11 per diluted share, for the six months ended August 28, 2010.

Liquidity and Capital Resources

Our principal on-going cash requirements are to fund working capital needs, such as purchasing merchandise inventory, financing the construction of new stores and remodeling certain existing stores and making information technology-related and other capital expenditures.  Merchandise purchases vary on a seasonal basis, typically peaking in the fall.  As a result, our cash requirements historically reach their peak in October or November, during our third fiscal quarter.  Conversely, our cash balances peak in January, during our fourth fiscal quarter, after the holiday season is completed.

Net cash provided by operating activities

Net cash provided by operating activities totaled $2.7 million in the first six months of fiscal 2012, a decrease of approximately $1.4 million from $4.1 million in the first six months of fiscal 2011.  The decrease was primarily the result of a decrease in net earnings in the first half of fiscal 2012, compared to the first half of fiscal 2011, offset by fluctuations in our working capital accounts.  We reported a net loss of $11.1 million for the six months ended August 27, 2011, compared to net income of $3.8 million for the six months ended August 28, 2010.

Significant fluctuations in our working capital accounts in the first half of fiscal 2012 included a $14.5 million increase in inventory and a $16.5 million increase in accounts payable.  The increases in inventory and accounts payable were a result of seasonal fluctuations in inventory levels combined with a change in our merchandise vendor terms for several key suppliers from FOB destination to FOB shipping point.  The shift in terms resulted in an increase in inventory-in-transit and accounts payable of approximately $4.2 million at the end of the second quarter of fiscal 2012, compared to the end of the second quarter of fiscal 2011.

The remainder of the change in cash provided by operating activities was substantially the result of the net loss realized during the first six months of fiscal 2012, after adjusting for non-cash charges, including depreciation and amortization expense and stock-based compensation expense, and various changes in our other operating assets and liabilities.

Net cash provided by (used in) investing activities

Net cash used in investing activities totaled $5.2 million for the first half of fiscal 2012, a change of $5.8 million from cash provided by investing activities of $0.6 million during the first half of fiscal 2011.  Net cash used in investing activities in the first six months of fiscal 2012 consisted of $8.2 million of capital expenditures which funded 25 new store openings during the first half of fiscal 2012 partially offset by $3.0 million of net sales of investments.

We expect to fund approximately $8 million of additional capital expenditures in the second half of fiscal 2012.  During the balance of the year we plan to open approximately four new outlet stores and four new dual stores.  We also plan to convert 31 existing Christopher & Banks stores into dual stores,.  In addition, we expect that a portion of these capital expenditures will relate to stores with planned openings in the first quarter of fiscal 2013.

Net cash used in financing activities

Cash used in financing activities totaled $4.4 million for the six month period ended August 27, 2011, an increase of $0.4 million from $4.0 million of cash used in financing activities for the six month period ended August 28, 2010.  In the first six months of fiscal 2012, approximately $4.3 million was used in financing activities for the payment of two quarterly cash dividends.

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

Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion as defined in the agreement, a collateral monitoring fee and a guaranteed service charge.  Borrowings under the Credit Facility are collateralized by our equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.  We had no revolving credit loan borrowings under the Credit Facility during the first six months of fiscal 2012 or fiscal 2011.  Historically, we have utilized the Credit Facility only to open letters of credit.  The borrowing base at August 27, 2011 was $29.5 million.  As of August 27, 2011, we had open on-demand letters of credit in the amount of $1.0 million.  Accordingly, the availability of revolving credit loans under the Credit Facility was $28.5 million at August 27, 2011.

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of August 27, 2011, the most recent measurement date, we were in compliance with all financial covenants under the Credit Facility.

On June 29, 2011, we entered into the Sixth Amendment to the Credit Facility (the “Sixth Amendment”) with Wells Fargo.  The Sixth Amendment extended the maturity date of the Credit Facility by three years from June 30, 2011 to June 30, 2014.  In addition, the Sixth Amendment changed the interest calculation under the Credit Facility.  Previously, interest was calculated based on either the prime rate minus 0.25% or the one, three or six month London Interbank Market Offered Rate (“LIBOR”) based on the length of time the corresponding advance was outstanding.  Under the Sixth Amendment, interest is calculated based on the three-month LIBOR rate plus 2.0%, reset daily.

Merchandise Sourcing

We directly imported approximately 10% and 7% of our total merchandise purchases in the six month periods ended August 27, 2011 and August 28, 2010, respectively.  Substantially all of our remaining merchandise purchases were made from U.S. based companies which import the goods from overseas.  This reliance on sourcing from foreign countries may cause us to be exposed to certain risks as indicated below and as discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 26, 2011.

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

We do not have long-term purchase commitments or arrangements with any of our suppliers or agents.  During the quarter ended August 27, 2011, one of our vendors supplied approximately 19% of our merchandise compared to 28% of our total merchandise purchases during the second quarter of fiscal 2011.  No other vendor supplied greater than 10% of our total merchandise purchases during the second quarter of fiscal 2012.  A second vendor supplied approximately 17% of our merchandise purchases during the second quarter of fiscal 2011.  For the six months ended August 27, 2011, the Company purchased approximately 20% of its merchandise from one vendor and 11% from another vendor, compared to 29% and 18% from these two vendors, respectively, during the first six months of fiscal 2011.

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

Inflation

In the first half of fiscal 2012, our merchandise costs were impacted by higher prices for cotton and synthetic fibers, along with increased production labor and transportation costs.  In addition, improvements in quality, construction and fit also resulted in higher product costs.  While we passed some of these price increases on to our customers in fiscal 2012, there was resistance to the higher prices.  As a result, we intend to increase our efforts in the second half of the year to provide quality merchandise to our customers at an attractive price, which likely will result in continued pressure on merchandise margins.

Management does not believe that inflation had a material effect on our results of operations for the first half of fiscal 2011.

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

We are potentially exposed to market risk from changes in interest rates relating to our Credit Facility with Wells Fargo Bank.  Loans under the Credit Facility bear interest at the 3-month London Interbank Market Offered Rate (“LIBOR”) plus 2.0%.  However, we had no revolving credit loan borrowings under the Credit Facility during the first six months of fiscal 2012 or fiscal 2011.  Given our existing liquidity position, we do not expect to utilize the Credit Facility in the reasonably foreseeable future other than to use letters of credit to support the import of merchandise.  The credit facility was amended on June 29, 2011 (see note 6 to the condensed consolidated financial statements).

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

(b)  Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended August 27, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following risk factor which could materially affect our business, financial condition or future results.  We have updated the risk factor discussion to reflect changes during the six months ended August 27, 2011 in addition to the risk factors set forth in and more fully described in our Annual Report on Form 10-K for the fiscal year ended February 26, 2011 and in other reports filed with the Securities and Exchange Commission.

Additional risks and uncertainties that are not currently known or currently deemed immaterial may also adversely affect the business, financial condition, or future results of the Company.

If we are unable to anticipate or react to changing consumer preferences in a timely manner and offer a compelling product at an acceptable price, our sales, gross margins and results of operations could be adversely impacted.

Forecasting consumer demand for our merchandise is difficult.  Our success largely depends on our ability to consistently gauge and respond on a timely basis to fashion trends and provide a balanced assortment of merchandise at a compelling price that results in sales at a healthy merchandise margin.  Customer tastes and fashion trends change rapidly.  In addition, our merchandise assortment differs from season to season and at any given time our assortment may not resonate with our customers.  On average, we begin the design process for apparel six to eight months before the merchandise is available to customers, and we typically begin to make purchase commitments four to six months in advance of delivery to stores.  These lead times make it difficult for us to respond quickly to changes in the demand for our products or to adjust the cost of the product in response to customers’ fashion or price preferences.  Any missteps may affect merchandise desirability, gross margins and inventory levels.  Our failure to anticipate, identify or react appropriately in a timely manner to changes in customers’ preferences could lead to lower sales, missed opportunities and higher inventories.  This in turn could lead to more frequent and larger markdowns, which could result in lower sales and gross margins, reduce our profits and negatively impact our results of operations.

ITEM 2.

UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs

May 29, 2011-June 25, 2011	719	$5.52	—	—

June 26, 2011-July 30, 2011	678	$6.44	—	—

July 30, 2011-August 27, 2011	—	$—	—	—

	1,397	$5.97	—	—

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

10.3*	Form of Indemnification Agreement between Christopher & Banks Corporation, its directors and certain of its executive officers

10.4*	Christopher & Banks Corporation Non-Employee Director Deferred Stock Plan

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS^	XBRL Instance

101.SCH^	XBRL Taxonomy Extension Schema

101.CAL^	XBRL Taxonomy Extension Calculation

101.DEF^	XBRL Taxonomy Extension Definition

101.LAB^	XBRL Taxonomy Extension Label

101.PRE^	XBRL Taxonomy Extension Presentation

*                 Filed with this report.

^ Pursuant to rule 406T of Regulation S-T, these interactive data files are demmed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated: October 6, 2011	By	/s/ LARRY C. BARENBAUM

Larry C. Barenbaum
President and Chief Executive Officer
(Principal Executive Officer)

Dated: October 6, 2011	By	/s/ MICHAEL J. LYFTOGT

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

10.3*	Form of Indemnification Agreement between Christopher & Banks Corporation, its directors and certain of its executive officers

10.4*	Christopher & Banks Corporation Non-Employee Director Deferred Stock Plan

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS^	XBRL Instance

101.SCH^	XBRL Taxonomy Extension Schema

101.CAL^	XBRL Taxonomy Extension Calculation

101.DEF^	XBRL Taxonomy Extension Definition

101.LAB^	XBRL Taxonomy Extension Label

101.PRE^	XBRL Taxonomy Extension Presentation

* Filed with this report.

^ Pursuant to rule 406T of Regulation S-T, these interactive data files are demmed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.