Form 10-Q
period 2011-11-26
CHRISTOPHER & BANKS CORP
filed 2012-01-05
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2011

or

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

As of December 23, 2011, 36,003,563 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	November 26,	February 26,	November 27,
	2011	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$34,495	$43,712	$30,578
Short-term investments	22,242	33,060	53,482
Accounts receivable	7,500	3,967	6,123
Merchandise inventories	58,173	39,211	45,973
Prepaid expenses	4,037	1,989	2,960
Income taxes receivable	997	6,439	3,918

Total current assets	127,444	128,378	143,034

Property, equipment and improvements, net	59,085	76,647	83,955
Long-term investments	17,987	28,824	18,200
Other assets	278	314	314

Total assets	$204,794	$234,163	$245,503

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$32,143	$15,149	$7,803
Accrued salaries, wages and related expenses	5,433	7,883	6,485
Other accrued liabilities	23,110	21,931	20,040

Total current liabilities	60,686	44,963	34,328

Non-current liabilities:
Deferred lease incentives	14,115	14,982	16,518
Deferred rent obligations	6,528	7,457	7,942
Other	2,842	2,532	3,377

Total non-current liabilities	23,485	24,971	27,837

Commitments	—	—	—
Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 45,683, 45,432 and 45,438 shares issued and 35,892, 35,641 and 35,647 shares outstanding at November 26, 2011, February 26, 2011 and November 27, 2010, respectively	457	454	454
Additional paid-in capital	116,927	114,909	115,095
Retained earnings	115,886	161,642	180,521
Common stock held in treasury, 9,791 shares at cost at November 26, 2011, February 26, 2011, and November 27, 2010, respectively	(112,711)	(112,711)	(112,711)
Accumulated other comprehensive income (loss)	64	(65)	(21)

Total stockholders’ equity	120,623	164,229	183,338

Total liabilities and stockholders’ equity	$204,794	$234,163	$245,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	November 26,	November 27,
	2011	2010

Net sales	$123,896	$120,947

Costs and expenses:
Merchandise, buying and occupancy	97,056	77,549
Selling, general and administrative	37,552	37,585
Depreciation and amortization	5,314	6,010
Impairment and restructuring	12,199	—

Total costs and expenses	152,121	121,144

Operating loss	(28,225)	(197)

Other income	104	120

Loss before income taxes	(28,121)	(77)

Income tax provision	118	9,149

Net loss	$(28,239)	$(9,226)

Basic earnings per share:

Net loss	$(0.79)	$(0.26)

Basic shares outstanding	35,585	35,379

Diluted earnings per share:

Net loss	$(0.79)	$(0.26)

Diluted shares outstanding	35,585	35,379

Dividends per share	$0.06	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Nine Months Ended
	November 26,	November 27,
	2011	2010

Net sales	$343,957	$348,521

Costs and expenses:
Merchandise, buying and occupancy	246,285	215,941
Selling, general and administrative	107,487	107,579
Depreciation and amortization	17,164	18,974
Impairment and restructuring	12,199	—

Total costs and expenses	383,135	342,494

Operating income (loss)	(39,178)	6,027

Other income	259	363

Income (loss) before income taxes	(38,919)	6,390

Income tax provision	412	11,813

Net loss	$(39,331)	$(5,423)

Basic earnings per share:

Net loss	$(1.11)	$(0.15)

Basic shares outstanding	35,542	35,360

Diluted earnings per share:

Net loss	$(1.11)	$(0.15)

Diluted shares outstanding	35,542	35,360

Dividends per share	$0.18	$0.18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	November 26,	November 27,
	2011	2010

Cash flows from operating activities:
Net loss	$(39,331)	$(5,423)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,164	18,974
Impairment of store assets	11,445	—
Amortization of premium on investments	113	338
Excess tax benefit on stock-based compensation	—	(300)
Deferred income taxes	—	11,180
Stock-based compensation expense	2,158	1,513
Loss on disposal of furniture, fixtures and equipment	—	288
Gain on investments, net	(62)	(81)
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,533)	(1,878)
Increase in merchandise inventories	(18,961)	(7,477)
Increase in prepaid expenses	(2,048)	(1,318)
(Increase) decrease in income taxes receivable	5,441	(3,224)
(Increase) decrease in other assets	36	(30)
Increase (decrease) in accounts payable	17,060	(5,699)
Decrease in accrued liabilities	(854)	(1,600)
Decrease in deferred lease incentives	(867)	(3,060)
Decrease in other liabilities	(1,035)	(1,379)

Net cash provided by (used in) operating activities	(13,274)	824

Cash flows from investing activities:
Purchases of property, equipment and improvements	(11,113)	(7,260)
Purchases of investments	(81,271)	(57,183)
Sales of investments	103,005	63,058

Net cash provided by (used in) investing activities	10,621	(1,385)

Cash flows from financing activities:
Exercise of stock options	—	183
Excess tax benefit on stock-based compensation	—	300
Shares redeemed for payroll taxes	(138)	—
Dividends paid	(6,426)	(6,417)

Net cash used in financing activities	(6,564)	(5,934)

Net decrease in cash and cash equivalents	(9,217)	(6,495)

Cash and cash equivalents at beginning of period	43,712	37,073

Cash and cash equivalents at end of period	$34,495	$30,578

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Christopher & Banks Corporation and its subsidiaries (collectively referred to as “Christopher & Banks”, “the Company”, “we”, “us” or “our”) pursuant to the current rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 26, 2011.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal adjustments, except as otherwise stated in these notes, necessary to present fairly our financial position as of November 26, 2011, February 26, 2011 and November 27, 2010, our results of operations for the three and nine month periods ended November 26, 2011 and November 27, 2010 and our cash flows for the nine month periods ended November 26, 2011 and November 27, 2010.

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

We have revised our statement of cash flows for the nine months ended November 27, 2010 to properly classify proceeds from the redemption of our investments of Auction Rate Securities (“ARS”) as cash inflows from investing activities.  The effect of this revision was to decrease cash provided by operating activities by $14.9 million and decrease cash used in investing activities by $14.9 million, hence there was no impact on the net change in cash and cash equivalents or on our total balance of cash and cash equivalents as previously reported.  We have concluded that this correction is immaterial to the financial statements taken as a whole.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS.”  ASU 2011-04 amends ASC 820, “Fair Value Measurement,” by expanding existing disclosure requirements for fair value measurements and modifying certain definitions in the guidance, which may change how the fair value measurement guidance of ASC 820 is applied.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and must be applied prospectively.  We are in the process of evaluating ASU 2011-04 and its impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  ASU 2011-05 amends Accounting Standards Codification (“ASC”) 220-10, “Comprehensive Income”, and requires that all changes in comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and also requires the presentation of reclassification adjustments on the face of the financial statements from other comprehensive income to net income.  ASU 2011-05 is effective for the first interim or annual reporting period beginning on or after December 15, 2011.  Early adoption is permitted.  We are in the process of evaluating ASU 2011-05 and its impact on the presentation of our consolidated financial statements.   We do not expect these changes to impact the consolidated financial statements other than the change in presentation.

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

NOTE 2 — RESTRUCTURING

On November 11, 2011 we announced that following the  review by our Board of Directors (“Board”) of an in-depth analysis  of our store portfolio conducted by management and an outside advisor, the Board approved a plan to close approximately 100 stores, most of which are underperforming.  The majority of the stores are targeted to close by the end of January 2012.  Additionally, we plan to restructure the occupancy costs of a majority of our remaining stores and accelerate plans to convert or consolidate a number of existing Christopher & Banks and CJ Banks stores into dual format stores. The store closings are estimated to result in the termination of approximately 10% of our overall part-time and full-time store sales associates.  The Company also reduced its corporate office headcount by approximately 7% and its store operations field management team by approximately 13% during October 2011.

During the quarter ended November 26, 2011, the Company performed an impairment analysis on certain store assets triggered by the significant decline in merchandise margins during the third quarter of fiscal 2012 and the projected continuation of this trend into the fourth quarter as well as the in-depth review of our store portfolio referenced above.  The Company recorded a pre-tax restructuring and non-cash asset impairment charge of approximately $12.2 million for the three and nine month periods ended November 26, 2011.  The charge consisted of a non-cash charge of approximately $7.4 million of asset impairment charges related to stores the majority of which are planned to close by the end of January 2012, a non-cash charge of approximately $4.0 million related to store level asset impairment for stores which the Company will continue to operate and a $0.8 million charge related to severance charges for field management and corporate office personnel who were terminated in October 2011 and for store associates who will be terminated as a result of the store closures.  As of November 26, 2011 severance related accruals of approximately $0.7 million were included in accrued salaries, wages, and related expenses on the consolidated balance sheet.

We expect to incur cash charges of approximately $3.0 million to $5.0 million in the fourth quarter of fiscal 2012 primarily for lease termination fees and related charges to exit the approximately 100 stores planned for closure.  Some of these payments may extend into the first and second quarters of our next fiscal year based on the timing of termination negotiations with landlords. In the fourth quarter we anticipate paying the majority of the severance that was recorded in the third quarter related to field management and store associates impacted by the closing stores.

NOTE 3 — INVESTMENTS

Investments consisted of the following (in thousands)

	Nov 26, 2011
	Amortized	Unrealized	Unrealized	Estimated
Description	Cost	Gains	Losses	Fair Value

Short-term investments:
Available-for-sale securities:
Commercial paper	$2,700		$—	$2,700
Municipal bonds	5,559	24	3	5,580
U.S. Agency securities	13,945	17	—	13,962

Total short-term investments	22,204	41	3	22,242

Long-term investments:
Available-for-sale securities:
Municipal bonds	17,919	87	19	17,987

Total long-term investments	17,919	87	19	17,987

Total investments	$40,123	$128	$22	$40,229

	Feb 26, 2011
	Amortized	Unrealized	Unrealized	Estimated
Description	Cost	Gains	Losses	Fair Value

Short-term investments:
Available-for-sale securities:
Variable rate demand obligations	$6,505	$—	$—	$6,505
Commercial paper	5,794	—	3	5,791
Municipal bonds	16,118	15	1	16,132
U.S. Agency securities	4,631	1	—	4,632

Total short-term investments	33,048	16	4	33,060

Long-term investments:
Available-for-sale securities:
Municipal bonds	18,714	37	91	18,660
U.S. Agency securities	10,162	2	—	10,164

Total long-term investments	28,876	39	91	28,824

Total investments	$61,924	$55	$95	$61,884

	Nov 27, 2010
	Amortized	Unrealized	Unrealized	Estimated
Description	Cost	Gains	Losses	Fair Value

Short-term investments:
Available-for-sale securities:
Variable rate demand obligations	$32,835	$—	$—	$32,835
Municipal bonds	20,638	12	3	20,647

Total short-term investments	53,473	12	3	53,482

Long-term investments:
Available-for-sale securities:
Municipal bonds	18,244	45	89	18,200

Total long-term investments	18,244	45	89	18,200

Total investments	$71,717	$57	$92	$71,682

We account for our investments in accordance with ASC 320-10, “Investments — Debt and Equity Securities.”  As of November 26, 2011, our available-for-sale investment securities were comprised of municipal bonds, commercial paper and U.S. Agency securities.  These securities were classified as available-for-sale as we did not enter into these investments for speculative purposes or intend to actively buy and sell the securities in order to generate profits on differences in price.  Our primary investment objective is preservation of principal.  During the first nine months of fiscal 2012, purchases of available-for-sale securities totaled approximately $81.3 million, while proceeds from the sale of available-for-sale securities were approximately $103.0 million.  Gross realized gains and losses on the sale of available-for-sale securities during the nine months ended November 26, 2011 were not material.

Our available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise which in management’s estimation may indicate impairment.  When the fair value of the securities declines below the amortized cost basis, impairment is indicated and it must be determined whether it is other-than-temporary.  Impairment is considered to be other-than-temporary if we (i) intend to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) do not expect to recover the securities’ amortized cost basis.  If the decline in fair value is considered other-than-temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings.  Subsequent increases or decreases in fair value considered other than temporary are reported in equity as other comprehensive income (loss).  As of November 26, 2011, there were no other-than-temporary impairments of our available-for-sale securities.

Expected maturities of our investments are as follows (in thousands):

November 27,
2011

Due in one year or less	$22,242
Due after one year through three years	17,420
Due greater than three years	567

Total investment securities	$40,229

We had $6.5 million and $32.8 million of Variable Rate Demand Obligations (“VRDO”) as of February 26, 2011 and November 27, 2010, respectively.  These investments maintain a constant par value, have variable rates of return tied to short-term interest rates which reset weekly, and may be tendered for sale upon notice to the trustee.  Although our VRDO were issued and rated as long-term securities, with maturities ranging from 2013 through 2041, they were priced and traded as short-term investments as each VRDO contained a put feature, which was supported by highly rated financial institutions.  We classified our VRDO as short-term investments maturing in one year or less as we expected to realize the proceeds from our VRDO within that time period.  We liquidated our remaining holdings of VRDO in the first quarter of fiscal 2012 and had no investments in VRDO as of November 26, 2011.

NOTE 4 — MERCHANDISE INVENTORIES AND SOURCES OF SUPPLY

Our merchandise inventories consisted of the following (in thousands):

	November 26,	February 26,	November 27,
Description	2011	2011	2010

Merchandise - in store/e-Commerce	$54,489	$34,186	$43,668
Merchandise - in transit	3,684	5,025	2,305
	$58,173	$39,211	$45,973

We do not have long-term purchase commitments or arrangements with any of our suppliers or agents.  During the quarter ended November 26, 2011, one of our vendors supplied approximately 16% of our merchandise purchases and a second vendor supplied approximately 13% of our merchandise purchases.  We purchased approximately 23% and 18% of our merchandise from these two vendors, respectively, during the quarter ended November 27, 2010 and a third vendor supplied approximately 16% of our merchandise purchases during this quarter.  For the nine months ended November 26, 2011, we purchased approximately 18% of our merchandise from one vendor and no other vendor supplied greater than 10% of our purchases for the first three quarters of our current fiscal year.  During the first nine months of fiscal 2011 three vendors supplied 27%, 17% and 11% of our merchandise, respectively.

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

NOTE 5 — ACCRUED LIABILITIES

Other accrued liabilities consisted of the following (in thousands):

	November 26,	February 26,	November 27,
Description	2011	2011	2010

Gift card and store credit liabilities	$6,152	$10,150	$6,545
Accrued merchandise inventory receipts not yet invoiced	4,030	1,872	2,020
Accrued Friendship Rewards loyalty liabilities	3,496	2,938	2,910
Accrued income, sales and other taxes payable	2,644	2,017	3,299
Accrued occupancy-related expenses	1,018	1,145	1,234
Other	5,770	3,809	4,032
	$23,110	$21,931	$20,040

NOTE 6 — CREDIT FACILITY

We maintain an Amended and Restated Revolving Credit Facility (the “Credit Facility” or “Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  The Credit Facility provides us with access to revolving credit loans and letters of credit of up to $50 million, in the aggregate, subject to a borrowing base formula based on inventory levels.

Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion as defined in the agreement, a collateral monitoring fee and a guaranteed service charge.  Borrowings under the Credit Facility are collateralized by our equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.  We had no revolving credit loan borrowings under the Credit Facility during the first nine months of fiscal 2012 or during fiscal 2011.  Historically, we have utilized the Credit Facility only to open letters of credit.  The borrowing base at November 26, 2011 was $28.0 million.  As of November 26, 2011, we had open on-demand letters of credit in the amount of $1.0 million.  Accordingly, the availability of revolving credit loans under the Credit Facility was $27.0 million at November 26, 2011.

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

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of November 26, 2011, the most recent measurement date, we were in compliance with all financial covenants under the Credit Facility.  However, in light of our current business trends  it is possible that we could fall out of compliance with one or more of these financial covenants as they are currently structured either at the end of the fourth quarter of fiscal 2012 or at the end of the first or second quarters of our next fiscal year. Failure to remain in compliance with the financial covenants could constrain our operating flexibility and would impact our ability to fund our business operations through use of the Credit Facility.  While we do not currently anticipate the need to borrow against our Credit Facility in the fourth quarter of fiscal 2012, in light of these current business trends we are pursuing options to enhance our financial flexibility including amending the financial covenants under the Credit Facility.  Any amendment of the Credit Facility may increase the cost of credit provided under the Facility and have a potential adverse impact on our results of operations.

We will continue to monitor our performance and liquidity.  If we believe it is appropriate or necessary to borrow under the Credit Facility or to obtain additional liquidity, we will take further steps intended to improve the Company’s financial position, which could include modifying our operating plan, seeking to further reduce costs, decrease cash spend and/or capital expenditures, or evaluating alternatives and opportunities to obtain additional sources of liquidity through the debt or equity markets.  It is possible these actions may not be sufficient or available or, if available, available on favorable terms.

NOTE 7 — STOCK-BASED COMPENSATION

We account for stock-based compensation in accordance with the provisions of ASC 718-10, “Stock Compensation.” Under various plans, we may grant options to purchase common stock to employees and non-employee members of our Board of Directors at a price not less than 100% of the fair market value of our common stock on the option grant date.  In general, options granted to employees vest over three to five years and are exercisable up to ten years from the date of grant, and options granted to Directors vest over a three year period and are exercisable up to ten years from the grant date.

We also may grant shares of restricted stock to our employees and non-employee members of our Board.  The grantee cannot transfer the shares before the respective shares vest.  Shares of non-vested restricted stock are considered to be currently issued and outstanding.  Restricted stock grants to employees have original vesting schedules of three to seven years, while restricted grants to Directors are fully vested on the date of grant.

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

Total pre-tax compensation expense related to stock-based awards for the three months ended November 26, 2011 and November 27, 2010 was approximately $0.5 million and ($0.1) million, respectively.  For the nine months ended November 26, 2011 and November 27, 2010, pre-tax stock-based compensation expense totaled approximately $2.2 million and $1.5 million, respectively.

Methodology Assumptions

We use the Black-Scholes option-pricing model to value our stock options for grants to our employees and non-employee directors.  Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant and is expensed on a straight-line basis over the vesting period, as the stock options are subject to pro-rata vesting.  The expected volatility assumption is based on the historical volatility of our stock over a term equal to the expected term of the option granted.  The expected term of stock option awards granted is derived from our historical exercise experience and represents the period of time that awards are expected to be outstanding.  The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted.

The weighted average assumptions relating to the valuation of our stock options granted during the three and nine month periods ended November 26, 2011 and November 27, 2010 were as follows:

	Three Months Ended		Nine Months Ended
	November 26,	November 27,	November 26,	November 27,
	2011	2010	2011	2010
Expected dividend yield	6.04%	3.26%	4.02%	3.04%
Expected volatility	72.38%	71.10%	71.06%	70.25%
Risk-free interest rate	0.93%	1.20%	2.05%	2.24%
Expected term in years	5.0	5.0	5.0	4.93

Stock-Based Compensation Activity

The following table presents a summary of our stock option activity for the nine months ended November 26, 2011:

					Weighted
		Weighted	Aggregate		Average
	Number	Average	Intrinsic	Weighted	Remaining
	of	Exercise	Value	Average	Contractual
	Shares	Price	(in thousands)	Fair Value	Life

Outstanding, beginning of period	2,572,735	$8.70	$—	$3.59
Vested	750,152	14.83	—	5.60
Unvested	1,822,583	6.18	—	2.76
Granted	478,399	6.10	—	2.76
Exercised	—	—		—
Canceled - vested (expired)	(122,449)	14.78	—	5.27
Canceled - unvested (forfeited)	(105,364)	6.47	—	2.92
Outstanding, end of period	2,823,321	8.08	—	3.40	8.12

Vested	756,862	13.71	—	5.32	5.41
Unvested	2,066,459	6.02	—	2.70	9.11
Exercisable, end of period	756,862	13.01	—	5.32	5.41

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options as of the last trading day of the quarter) that would have been received by the option holders had all option holders exercised their options on November 26, 2011.

The following table presents a summary of our restricted stock activity for the nine months ended November 26, 2011:

	Number	Weighted
	of	Average
	Shares	Fair Value

Unvested, beginning of period	183,070	$8.22
Granted	380,033	6.16
Vested	(146,867)	6.92
Canceled - unvested (forfeited)	(103,997)	7.87

Unvested, end of period	312,239	$6.44

The total fair value of shares of restricted stock that vested during the nine months ended November 26, 2011 and November 27, 2010 was approximately $0.4 million and $1.5 million, respectively.  As of November 26, 2011, there was approximately $3.3 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of approximately 2.1 years.

NOTE 8 — INCOME TAXES

As of November 26, 2011, our liability for unrecognized tax benefits associated with uncertain tax positions was approximately $1.8 million and the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.3 million. We recognize interest and penalties related to unrecognized tax benefits as components of income tax expense. At November 26, 2011, we had accrued approximately $0.8 million for the potential payment of interest and penalties.

We are subject to U.S. federal income tax and the income tax of various state and local jurisdictions.  Fiscal years 2008 through 2011 remain subject to examination by the Internal Revenue Service.  With few exceptions, we are not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2007.  At November 26, 2011, we had ongoing audits in various jurisdictions.  We do not believe that the resolution of these examinations will have a significant impact on our liability for unrecognized tax benefits.

As of November 26, 2011, we had a full valuation allowance against our net deferred tax assets.  Deferred income tax assets represent potential future income tax benefits.  Realization of these assets is ultimately dependent upon future taxable income.  We have incurred a net cumulative loss as measured by the results of the prior three years.  ASC 740 “Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period.  Forming a conclusion that a valuation allowance is not needed is difficult when negative evidence such as cumulative losses exists.  As a result of our evaluation, we have concluded that there is insufficient positive evidence to overcome the negative evidence related to our cumulative losses.  Accordingly, we have maintained the full valuation allowance against our net deferred tax assets established in the third quarter of fiscal 2011.  Recording the valuation allowance does not prevent us from using the deferred tax assets in the future when profits are realized.

As of November 26, 2011, we had federal and state net operating loss carryforwards which will reduce future taxable income.  Approximately $0.6 million in federal tax benefits are available from these loss carryforwards and an additional $0.5 million is available in tax credit carryforwards.  The state loss carryforwards will result in state tax benefits of approximately $0.4 million.  The federal net loss carryforwards expire in 2031.  The state net loss carryforwards will expire beginning in fiscal 2014 and in subsequent years.  Additionally, we have charitable contribution carryforwards that will expire in fiscal 2014.

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

	Three Months Ended
	November 26,	November 27,
	2011	2010
Numerator (in thousands):
Net loss attributable to Christopher & Banks Corporation	$(28,239)	$(9,226)
Income allocated to participating securities	(13)	(19)

Net loss available to common shareholders	$(28,252)	$(9,245)

Denominator (in thousands):
Weighted average common shares outstanding - basic	35,585	35,379
Dilutive shares	—	—

Weighted average common and common equivalent shares outstanding - diluted	35,585	35,379

Earnings per common share:
Basic	$(0.79)	$(0.26)

Diluted	$(0.79)	$(0.26)

	Nine Months Ended
	November 26,	November 27,
	2011	2010
Numerator (in thousands):
Net loss attributable to Christopher & Banks Corporation	$(39,331)	$(5,423)
Income allocated to participating securities	(39)	(23)

Net loss available to common shareholders	$(39,370)	$(5,446)

Denominator (in thousands):
Weighted average common shares outstanding - basic	35,542	35,360
Dilutive shares	—	—

Weighted average common and common equivalent shares outstanding - diluted	35,542	35,360

Earnings per common share:
Basic	$(1.11)	$(0.15)

Diluted	$(1.11)	$(0.15)

Stock options of 2.8 million were excluded from the shares used in the computation of diluted earnings per share for the three and nine month periods ended November 26, 2011 as they were anti-dilutive.  Stock options of approximately 1.4 million and 1.6 million were excluded from the shares used in the computation of diluted EPS for the three and nine month periods ended November 27, 2010 as they were anti-dilutive.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For the nine month periods ended November 26, 2011 and November 27, 2010, fair value under ASC 820-10 applied to our available-for-sale securities.  These financial assets are carried at fair value following the requirements of ASC 820-10.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	November 26, 2011	Level 1	Level 2	Level 3

Short-term Investments
Available-for-sale securities:
Commercial paper	$2,700	$—	$2,700	$—
Municipal bonds	5,580	—	5,580	—
U.S. Agency securities	13,962	—	13,962	—

Total short-term investments	22,242	—	22,242	—

Long-term investments:
Available-for-sale securities:
Municipal bonds	17,987	—	17,987	—

Total long-term investments	17,987	—	17,987	—

Total assets	$40,229	$—	$40,229	$—

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	February 26, 2011	Level 1	Level 2	Level 3

Short-term Investments
Available-for-sale securities:
Variable rate demand obligations	$6,505	$—	$6,505	$—
Commercial paper	5,791	—	5,791
Municipal bonds	16,132	—	16,132
U.S. Agency securities	4,632	—	4,632

Total short-term investmennts	33,060	—	33,060	—

Long-term investments:
Available-for-sale securities:
Municipal bonds	18,660	—	18,660	—
U.S. Agency securities	10,164	—	10,164	—

Total long-term investments	28,824	—	28,824	—

Total assets	$61,884	$—	$61,884	$—

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	November 27, 2010	Level 1	Level 2	Level 3

Short-term investments:
Available-for-sale securities:
Variable rate demand obligations	$32,835	$—	$32,835	$—
Municipal bonds	20,647	—	20,647	—

Total short-term investments	53,482	—	53,482	—

Long-term investments:
Available-for-sale securities:
Municipal bonds	18,200	—	18,200	—

Total long-term investments	18,200	—	18,200	—

Total assets	$71,682	$—	$71,682	$—

Following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value:

Available-for-sale securities:  As of November 26, 2011, our available-for-sale securities were valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets in which there were fewer transactions.

Assets and Liabilities that are Measured at Fair Value on a Non-recurring Basis:

We measure certain assets and liabilities at fair value on a non-recurring basis.  Specifically, our nonfinancial long-lived asset groups are measured at fair value for impairment assessments.   The Company utilizes the income approach to determine fair value.  Key assumptions utilized include future sales, gross profit margin occupancy expenses, and discount rates.  The table below segregates non-financial assets and liabilities as of November 26, 2011 that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy based on the inputs used to determining the fair value at the measurement date (in thousands).  There were no impairment charges related to assets measured at fair value on a non-recurring basis recorded during the nine months ended November 27, 2010.

					Total
	Fair Value at	Fair Value Measurements			Gains (Losses)
	November 26,	Using Inputs Considered as			Nine Months Ended
Description	2011	Level 1	Level 2	Level 3	November 26, 2011
Assets:
Long-lived assets held and used	$1,298	$—	$—	$1,298	$(11,451)

Liabilities:	$—	$—	$—	$—	$—

NOTE 11 — COMPREHENSIVE INCOME

Comprehensive income consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	November 26,	November 27,	November 26,	November 27,
	2011	2010	2011	2010

Net income	$(28,239)	$(9,226)	$(39,331)	$(5,423)
Fair value adjustment on investments	(59)	(102)	129	(60)

Total comprehensive income	$(28,298)	$(9,328)	$(39,202)	$(5,483)

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

NOTE 13 — SEGMENT REPORTING

We operate in the retail apparel industry in which we primarily design, source and sell women’s apparel catering to customers who are typically between 45 to 60 years of age.  We have identified two operating segments (Christopher & Banks and C.J. Banks) as defined by ASC 820, “Disclosures about Segments of an Enterprise and Related Information.”  Our Christopher & Banks and C.J. Banks operating segments have been aggregated into one reportable segment based on the similar nature of products sold, methods of sourcing, merchandising and distribution processes involved, target customers, and economic characteristics of the two brands.

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

Segment Reporting (in thousands):

	Christopher & Banks/	Corporate/
	C.J. Banks	Administrative	Consolidated
Three Months Ended November 26, 2011
Net sales	$123,896	$—	$123,896
Operating income (loss)	(13,917)	(14,308)	(28,225)
Total assets	107,599	97,195	204,794

Three Months Ended November 27, 2010
Net sales	$120,947	$—	$120,947
Operating income (loss)	14,413	(14,610)	(197)
Total assets	141,748	103,755	245,503

Segment Reporting (in thousands):

	Christopher & Banks/	Corporate/
	C.J. Banks	Administrative	Consolidated
Nine Months Ended November 26, 2011
Net sales	$343,957	$—	$343,957
Operating income (loss)	1,460	(40,638)	(39,178)
Total assets	107,599	97,195	204,794

Nine Months Ended November 27, 2010
Net sales	$348,521	$—	$348,521
Operating income (loss)	46,904	(40,877)	6,027
Total assets	141,748	103,755	245,503

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

Executive Overview

Christopher & Banks Corporation, a Delaware corporation, is a Minneapolis-based retailer of women’s apparel and accessories, which operates retail stores through its wholly-owned subsidiaries. As of November 26, 2011, we operated 774 stores in 45 states, including 471 Christopher & Banks stores, 237 C.J. Banks stores, 43 dual concept stores and 23 outlet stores. As discussed below, we announced on November 11, 2011 our intent to close approximately 100 stores the majority of which are planned to close by January 2012.

Our Christopher & Banks brand offers distinctive fashions featuring exclusively designed, coordinated assortments of women’s apparel in sizes four to 16.  Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W.  Our dual concept and outlet stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the petite, missy and women-size customer in one location. We also operate e-Commerce web sites for our two brands at www.christopherandbanks.com and www.cjbanks.com which, in addition to offering the apparel and accessories found in our stores, also offer exclusive sizes and styles available only online.

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

Fiscal 2012 Third Quarter Summary

The Company reported essentially flat same-store sales and a net loss of $28.2 million, or $0.79 per share, for the third quarter of fiscal 2012.  Increases in customer traffic levels and flat rates of conversion (the percentage of customers who enter our stores and make a purchase, as compared to the total number of customers entering our stores) resulted in an increase in the number of transactions per store.  This was essentially offset by a decrease in our average dollar sale resulting from decreases in the number of units sold per transaction and in the average unit selling price when compared to last year.

We experienced a significant reduction in merchandise margins in the third quarter when compared to the third quarter last year which was the result of a considerable increase in promotional activity as we took deeper markdowns to drive sales and clear through slower selling product.  Our merchandise margins were also impacted by year-over-year increases in product costs of approximately 30% in the third quarter which we were not able to pass on to our customers, as there was poor acceptance of many of our product offerings at the full retail price.

We ended the quarter with cash, cash equivalents, and short and long-term investments of $74.7 million, compared to $102.3 million as of November 27, 2010.  Total inventory was $58.2 million at November 26, 2011, compared to $46.0 million at November 27, 2010.  The increase in inventory was largely due to higher e-commerce inventory and to a shift in payment terms made by the Company in February 2011, which became effective in the second quarter of fiscal 2012.  In-store inventory per-store, which excludes e-commerce and in-transit inventory, increased 8% at the end of the third quarter this year, compared to the end of the third quarter last year.

Outlook and Initiatives

Our results of operations for the quarter and nine months ended November 26, 2011 reflect difficulties in improving net sales and in maintaining an acceptable gross margin, particularly given the level of our aggressive promotional activity.  We expect these trends will continue throughout the fourth quarter as further aggressive promotional activity will be required to clear residual fall and holiday merchandise deliveries.  In addition, we anticipate margins will continue to be pressured in the fourth quarter of fiscal 2012 and into the beginning of our next fiscal year as we do not expect to be able to pass on the full impact of higher product costs to our customers, given the general reaction of our customers to full retail ticket prices in the second half of this fiscal year.

Based on our current plans for the fourth quarter and next fiscal year, we believe cash flows from operating activities, working capital and borrowing availability under our Credit Facility will be sufficient to meet our operating and capital expenditure requirements for the next twelve months.  While, we expect to see a continuation of challenging sales and gross profit margin trends in the fourth quarter of fiscal 2012 and in the beginning of the Company’s next fiscal year, our operating plan ultimately contemplates improvements in net sales per store, operating results and cash flows from operations and is dependent on our ability to consistently deliver merchandise that is appealing to our customer on a competitive and profitable basis and to effectively manage our costs in order to satisfy our working capital and other operating cash requirements.

The ability to achieve our operating plan is based on a number of assumptions which involve significant judgment and estimates of future performance.  If our sales, gross margins and operating results continue to fall short of our expectations we may be required to access some, if not all, of our Credit Facility and potentially require other sources of financing to fund our operations.  We will continue to monitor our performance and liquidity and, if we believe it is appropriate or necessary to borrow under the Credit Facility or obtain additional liquidity, we will take further steps intended to improve the Company’s financial position, such as by modifying our operating plan, seeking to further reduce costs, decrease cash spend and/or capital expenditures, or evaluating alternatives and opportunities to obtain additional sources of liquidity through the debt or equity markets.  It is possible these actions may not be sufficient or available or, if available, available on favorable terms.

Merchandising/Talent

On December 14, 2011 we announced that Joel Waller joined Christopher & Banks as President for a one-year term.  Mr. Waller brings extensive retail experience to our organization having served as CEO for Wilson’s Leather and Wet Seal.  While his initial focus will be on product development, sourcing and merchandising, Mr. Waller also brings significant management and operational experience to our organization that we believe will assist us in revitalizing our business in our efforts to return to profitability.

In addition to adding Mr. Waller, we have recently reestablished the position of Divisional General Merchandise Manager in our merchandise area.  We have added two Divisional General Merchandise Managers, one for the Christopher & Banks division and one for the C.J. Banks division.  One was an internal promotion, while the other is a new hire and both bring strong retail experience and merchandising disciplines to our merchant team.  With the recent addition of a new President and the reestablishment of the Divisional General Merchandise Manager positions we are reevaluating our merchandising and sourcing strategies.  While that process is in the early stages, we would anticipate that additional actions will be implemented to reduce our product costs and improve gross margins.

In addition, our merchant team is currently focused on developing apparel offerings that are better aligned with the fashion-quality-value equation that our customers expect.  They are targeting a more focused assortment, balancing the product in terms of categories, color and pattern, fashion and price.  Action is also being taken to reduce product costs in order to price our merchandise at a level that is more acceptable to our customers while still improving our gross margins, as compared to our recent trends, through a good-better-best pricing structure.  The merchant team has recently completed a review of our late spring product deliveries and has made various edits and price adjustments.  They are now focused on the July and August merchandise assortments, which are currently in development.  Our merchant team will continue to review and evaluate our product offerings for next fiscal year in an effort to offer the uniqueness, versatility and value in our product assortments that will resonate with our customers.

We have taken a more conservative approach to planning our merchandise purchases in an effort to mitigate ongoing merchandise margin deterioration.  The Company continues to work with its product sourcing vendors to identify opportunities for cost savings and has begun to see some reduction in the costs of raw materials for goods to be delivered in our next fiscal year.  In addition, we will be working on shortening our product development time to allow for greater ability to react to current selling trends and provide more clarity in our decision-making.

Restructuring/Store Closing Initiative

On November 11, 2011 we announced that subsequent to a review of an in-depth analysis of our store portfolio, the Board approved a plan to close approximately 100 stores, most of which are underperforming.  The majority of these stores are planned to close by the end of January 2012 and are expected to positively impact results of operations in our next fiscal year.  This group of stores generated store-level operating losses of approximately $7 million, which included approximately $3 million of depreciation expense, on a trailing 12 month basis through November 26, 2011.  In addition, we are seeking to restructure the occupancy costs of a majority of our remaining stores and accelerate plans to convert or consolidate a number of existing Christopher & Banks and CJ Banks stores into more productive dual-concept stores.  The store closings are estimated to result in the termination of approximately 10% of our overall full-time and part-time store sales associate positions.  The Company also reduced its corporate office headcount by approximately 7% and its store operations field management team by approximately 13% during October 2011, which is expected to reduce payroll expense by approximately $2.0 million on an annual basis.

The Company recorded a pre-tax restructuring and non-cash asset impairment charge of approximately $12.2 million for the three and nine month periods ended November 26, 2011.  The charge consisted of a non-cash charge of approximately $7.4 million of asset impairment charges related to stores which are planned to close by the end of January 2012, a non-cash charge of approximately $4.0 million related to store level asset impairments for stores which the company will continue to operate and a $0.8 million charge related to severance charges for field management and corporate office personnel who were terminated in October 2011 and for field associates who will be terminated as a result of the store closures.  In the fourth quarter we anticipate paying the majority of the severance that was recorded in the third quarter related to field management and store associates impacted by the closing stores.

We expect to incur cash charges of approximately $3.0 million to $5.0 million in the fourth quarter of fiscal 2012 related mainly to lease termination fees and related charges to exit the approximately 100 stores planned for closure by the end of January 2012.  Some of these payments may extend into the first and second quarters of our next fiscal year based on the timing of termination negotiations with landlords.

Real Estate

In addition to the store closing/restructuring initiative, we have reevaluated our overall real estate strategy including converting and combining existing Christopher & Banks and C.J. Banks locations into more productive dual-concept stores and reducing the number of new dual and outlet store openings. We opened 12 new dual stores, 20 Outlet stores, and one Christopher & Banks store in the first three quarters of fiscal 2012.  A majority of the new dual stores represent strategic repositioning or combinations of existing Christopher & Banks and CJ Banks locations.  During the first three quarters of fiscal 2012, we closed 17 Christopher & Banks stores, 15 C.J. Banks stores, and one dual store.  In the third quarter we also converted approximately 30 stand-alone Christopher & Banks stores into dual store locations in order to improve the productivity of these stores by supplementing their existing missy product assortments with petite and women’s size merchandise.  In approximately 25 of the 100 centers where we are closing a store by the end of January 2012, the remaining sister store will be converted into a dual store location in order to continue to serve all of our missy, petite and women-size customers in those locations.  Looking forward to our next fiscal year, we intend to conserve cash by minimizing capital expenditures related to new store openings.  New store projects will be limited to strategic repositioning and combinations of existing Christopher & Banks and C.J. Banks stores and opening outlet locations in markets where we deem it is strategically important to maintain a store location.

Customer Experience

We have re-introduced a selling program that focuses on grassroots clientelling and improved product knowledge to promote a more focused selling culture.  In addition, we continue to evaluate, refine and add new visual elements to our stores presentation of merchandise and product outfitting options to promote sales.

Marketing

We anticipate spending between 1.5% and 1.7% of net sales on marketing in fiscal 2012.  Through the third quarter of fiscal 2012, we have spent approximately 1.6% of net sales on marketing.  Our marketing efforts will continue to be focused on communicating with our customers primarily through direct mail and targeted email campaigns.  Though we plan to continue to utilize direct mail campaigns to communicate with customers, they will be employed on a limited basis in the fourth quarter and in the early part of our next fiscal year in order to reduce the level of these expenditures and to conserve cash.  In the second quarter of fiscal 2012, we introduced a new brand look and feel with a goal of ensuring consistency in our brand messaging.

E-commerce

Over the past few years, we have experienced continued growth in our E-commerce sales.  We are focused on continuing to grow this business channel and increase the rate of growth.  During the quarter, we increased our promotional activity in the E-commerce channel to lift customer conversion and increase sales.  We continue to offer extended women’s sizes and petites, plus dresses and outerwear in this channel.

Other Developments

Our Board elected Lisa W. Pickrum to our Board effective June 1, 2011.  Effective July 27, 2011 Robert Ezrilov’s term as director ended and Mr. Ezrilov did not seek reelection and retired from the Board.  As of November 26, 2011, the Board consisted of eight directors, seven of whom are independent directors.

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

Store productivity

Store productivity measures are evaluated by management in assessing the operational performance of individual stores and include measuring sales per square foot, average unit retail selling price, average number of transactions on a per store basis, number of units per transaction, average retail dollars per transaction, customer traffic and conversion rates.

Inventory turnover

Our management evaluates inventory turnover as a measure of how productively inventory is bought and sold.  Inventory turnover is important as it can signal slow-moving inventory, which can be critical in determining the need to take markdowns on merchandise.

Cash flow and liquidity

Management evaluates free cash flow and cash flow from operations, investing activities and financing activities in determining the sufficiency of our cash position.  Cash flow from operations has historically been sufficient to provide for our uses of cash.  We expect to operate our business and execute our strategic initiatives principally with funds generated from operations and, if necessary, from our revolving Credit Facility, subject to compliance with the applicable financial covenants.

We expect to see a continuation of challenging sales and gross profit margin trends in the fourth quarter of fiscal 2012 and, as a result, expect our year-end cash balance to be down from last year.  The gross profit margin trend may continue into the first part of our next fiscal year.  We expect to see potential for margin improvement in our next fiscal year as our recent merchandise and sourcing initiatives take effect which, if realized, will further improve our liquidity in the absence of continued deterioration in our business trends.  Our operating plan ultimately contemplates improvements in net sales, operating results and cash flows from operations and is dependent on our ability to consistently deliver merchandise that is appealing to our customer on a competitive and profitable basis and to effectively manage our costs to satisfy our working capital and other operating cash requirements.

The ability to achieve our operating plan is based on a number of assumptions which involve significant judgment and estimates of future performance.  While our strategic initiatives are designed to improve sales and operating results, their effect has not yet been fully realized, and our overall operating results have fallen short of our expectations.  Given the recent addition of a new President and the recent addition of two Divisional General Merchandise Managers, we are also reevaluating our merchandise and sourcing processes and procedures and expect that changes will be made that are intended to improve gross margins.  However, if these initiatives fail to achieve the expected results and our sales, gross margins and operating results continue to fall short of our expectations, our cash flows may not be sufficient to meet our cash requirements at all times in our next fiscal year and we may need to borrow under the Credit Facility and seek other sources of liquidity.  In order to provide the Company with greater financial flexibility the Board approved the suspension of the payment of a quarterly dividend which the Company announced on December 14, 2011.

We will continue to monitor our performance and liquidity, and if we believe it is appropriate or necessary to borrow under the Credit Facility or to obtain additional liquidity, we will take further steps intended to improve the Company’s financial position, which could include modifying our operating plan, seeking to further reduce costs, decrease cash spend and/or capital expenditures, or evaluating alternatives and opportunities to obtain additional sources of liquidity through the debt or equity markets.  It is possible these actions may not be sufficient or available or, if available, available on favorable terms.

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in Note 1 of the notes to consolidated financial statements contained within our Annual Report on Form 10-K for the fiscal year ended February 26, 2011.  There have been no material changes in our critical accounting policies or estimates in the nine months ended November 26, 2011. Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

We review long-lived assets with definite lives at least annually, or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  An impairment analysis was performed during the third quarter of fiscal 2012 due to the significant decline in merchandise margins during the quarter and the projected continuation of this trend into the fourth quarter as well as the in-depth review of our store portfolio that was conducted during the third quarter of fiscal 2012.  During the quarter ended November 26, 2011, an asset impairment charge of approximately $11.4 million was recorded related to stores which have been identified for closure the majority of which are planned to close by the end of January 2012 as well as stores which we plan continue to operate.

As of November 26, 2011, we had a full valuation allowance against our net deferred tax assets.  Deferred income tax assets represent potential future income tax benefits.  Realization of these assets is ultimately dependent upon future taxable income.  We have incurred a net cumulative loss as measured by the results of the prior three years.  ASC 740 “Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period.  Forming a conclusion that a valuation allowance is not needed is difficult when negative evidence such as cumulative losses exists.  As a result of our evaluation, we have concluded that there is insufficient positive evidence to overcome the negative evidence related to our cumulative losses.  Accordingly, we have maintained the full valuation allowance against our net deferred tax assets established in the third quarter of fiscal 2011.  Recording the valuation allowance does not prevent us from using the deferred tax assets in the future when profits are realized.

Results of Operations

The following table sets forth condensed consolidated income statement data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 26,	November 27,	November 26,	November 27,
	2011	2010	2011	2010
Net sales	100.0	100.0	100.0	100.0
Merchandise, buying and occupancy costs	78.3	64.1	71.6	61.9
Selling, general and administrative expenses	30.3	31.1	31.3	31.0
Depreciation and amortization	4.3	4.9	5.0	5.4
Impairment and restructuring	9.9	—	3.5	—

Operating income	(22.8)	(0.1)	(11.4)	1.7
Other income	0.1	0.1	0.1	0.1
Income tax provision	0.1	7.6	0.1	3.4

Net income	(22.8)	(7.6)	(11.4)	(1.6)

Three Months Ended November 26, 2011 Compared to Three Months Ended November 27, 2010

Net Sales. Net sales for the three months ended November 26, 2011 were $123.9 million, an increase of approximately $3.0 million, or 2.4%, from $120.9 million for the three months ended November 27, 2010.  While same store sales were essentially flat for the quarter, the increase in net sales was generated primarily from increases in revenues at our Christopher & Banks and C.J. Banks e-Commerce web sites.  Sales from new stores opened during the first nine months of fiscal 2012 were essentially offset by reductions from closing stores.  We operated 774 stores at November 26, 2011, compared to 789 stores as of November 27, 2010.

Same store sales for the quarter ended November 27, 2011 were essentially flat.  Increased customer traffic levels and flat rates of conversion drove a 9% increase in transactions per average store.  This was essentially offset by a 9% decrease in the average dollar sale resulting from decreases in the number of units sold per transaction and in the average unit selling price.

A smaller increase in the liability related to points and reward certificates earned by customers in conjunction with our Friendship Rewards loyalty program in the third quarter of fiscal 2012, compared to the third quarter of fiscal 2011, also contributed to the increase in net sales.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $97.1 million, or 78.3% of net sales, during the third quarter of fiscal 2012, compared to $77.5 million, or 64.1% of net sales, during the same period in fiscal 2011.  This resulted in an approximate 1,400 basis point decrease in our gross profit margin during the quarter, driven primarily by declines in our merchandise margins.

Our merchandise margins decreased by approximately 1,500 basis points in the third quarter of fiscal 2012, when compared to the third quarter of fiscal 2011, driven by a 1,200 basis point increase in markdown expense as a percent of net sales.  Promotional activity increased considerably as we took deeper markdowns to drive sales and clear through slower selling product due to poor customer acceptance of the product at its full ticket or at a slightly reduced price.  Our merchandise margins were also impacted by year-over-year increases in product costs of approximately 30%, related to improvements in garment construction and enhanced styling elements, along with higher prices for cotton and synthetic fibers and increased production labor and transportation costs in the third quarter of fiscal 2012 which we were not able to pass on to our customers.  The changes above were offset slightly by positive leverage of buying and occupancy expenses associated with the flat same store sales for the quarter.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, exclusive of depreciation and amortization, for the three months ended November 26, 2011 were $37.6 million, or 30.3% of net sales, compared to $37.6 million, or 31.1% of net sales, for the three months ended November 27, 2010.  Increases in stock-based compensation expense and E-commerce-related marketing expenditures during the third quarter of fiscal 2012, as compared to the third quarter of fiscal 2011, were offset by reduced severance, medical and insurance costs for the same period compared to last year.

The third quarter of fiscal 2011 also contained reversals of incentive compensation and stock-based compensation expense related to corporate incentive plans and forfeitures of equity awards in connection with the separation of our former Chief Executive Officer.  Additionally, the third quarter of fiscal 2011 included severance charges of approximately $1.0 million related to the separation of our former Chief Executive Officer.

Depreciation and Amortization.  Depreciation and amortization was $5.3 million, or 4.3% of net sales, in the third quarter of fiscal 2012, compared to $6.0 million, or 4.9% of net sales, in the third quarter of fiscal 2011.  The decrease in depreciation and amortization is primarily the result of operating fewer stores and the impairment of store assets recorded in the fourth quarter of fiscal 2011.

Impairment and Restructuring.  As a result of an asset impairment analysis performed during the third quarter, we recorded long-lived store-level asset impairment charges of approximately $11.4 million related to underperforming stores approved for closure in the fourth quarter of fiscal 2012 as well as stores which we plan to continue to operate.  We also recorded approximately $0.8 million of severance charges related to closing stores and a reduction in force involving corporate office and field management personnel in October 2011.  No impairment charges were recorded during the third quarter of fiscal 2011.

Operating Income.  As a result of the foregoing factors, we recorded an operating loss of $28.2 million, or 22.8% of net sales, for the quarter ended November 26, 2011, compared to an operating loss of $0.2 million, or 0.1% of net sales, for the quarter ended November 27, 2010.

Other Income.  For the three months ended November 26, 2011, interest income was $0.1 million, compared to $0.1 million for the three months ended November 27, 2010.

Income Taxes.  Income tax expense in the third quarter of fiscal 2012 was $0.1 million, with an effective tax rate of (0.04%), compared to income tax expense of $9.1 million, in the third quarter of fiscal 2011 which included a charge of $12.9 million to establish a full valuation allowance on the Company’s net deferred tax assets.  Our effective tax rate in the third quarter of fiscal 2012 also reflected the ongoing impact of the full valuation allowance on our net deferred tax assets.

Net Income.  As a result of the foregoing factors, we recorded a net loss of $28.2 million, or 22.8% of net sales and $0.79 per diluted share, for the three months ended November 26, 2011, compared to a net loss of $9.2 million, or 7.6% of net sales and $0.26 per diluted share, for the three months ended November 27, 2010.

Nine Months Ended November 26, 2011 Compared to Nine Months Ended November 27, 2010

Net Sales. Net sales for the nine months ended November 26, 2011 were $344.0 million, a decrease of approximately $4.5 million, or 1.3%, from $348.5 million for the nine months ended November 27, 2010.  The decrease in net sales was driven by a 3% decrease in same-store sales for the first nine months of fiscal 2012.  The decrease in net sales was partially offset by increases in revenues at our Christopher & Banks and C.J. Banks e-commerce web sites during the first nine months of fiscal 2012, compared to the first nine months of fiscal 2011.  In addition we realized a smaller increase in the liability related to points and reward certificates earned by customers in conjunction with our Friendship Rewards loyalty program throughout the first three quarters of fiscal 2012, as compared to the first three quarters of fiscal 2011.

We operated 774 stores at November 26, 2011, compared to 789 stores as of November 27, 2010.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $246.3 million, or 71.6% of net sales, during the nine months ended November 27, 2011, compared to $215.9 million, or 61.9% of net sales, during the same period in fiscal 2011, resulting in an approximate 970 basis point decrease in our gross margin during the first three quarters of fiscal 2012 driven primarily by declines in our merchandise margins.

Our merchandise margins decreased by approximately 975 basis points in the first three quarters of fiscal 2012, when compared to the first three quarters of fiscal 2011, driven by a 825 basis point increase in markdown expense as a percent of net sales.  Promotional activity was increased considerably as we took deeper markdowns to drive sales and clear through slower selling product due to poor customer acceptance of the product at its full ticket or a slightly reduced retail price.  Our merchandise margins were also impacted by year-over-year increases in product costs in fiscal 2012, related to improvements in garment construction and enhanced styling elements, along with higher prices for cotton and synthetic fibers and increased production labor and transportation costs in fiscal 2012 which we were not able to pass on to our customers.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, exclusive of depreciation and amortization, for the nine months ended November 26, 2011 were $107.5 million, or 31.3% of net sales, compared to $107.6 million, or 31.0% of net sales, for the nine months ended November 27, 2010.  Increases in store selling expenses, marketing costs and stock-based compensation expense were offset by reductions in medical expense and severance costs for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2012.  Fiscal 2011 results included charges of approximately $1.5 million related to severance costs for the Company’s former Chief Executive Officer and Chief Financial Officer in connection with their separation of employment with the Company.

Depreciation and Amortization.  Depreciation and amortization was $17.2 million, or 5.0% of net sales, in the first nine months of fiscal 2012, compared to $19.0 million, or 5.4% of net sales, in the first nine months of fiscal 2011.  The decrease in depreciation and amortization is primarily the result of the impairment of store assets recorded in the fourth quarter of fiscal 2011.

Impairment and Restructuring.  As a result of an asset impairment analysis performed during the third quarter, we recorded long-lived store-level asset impairment charges of approximately $11.4 million related to underperforming stores approved for closure in the fourth quarter of fiscal 2012 as well as stores which we plan to continue to operate.  We also recorded approximately $0.8 million of severance charges related to closing stores and a reduction in force involving corporate office and field management personnel in October 2011.  No impairment or restructuring charges were recorded during the first nine months of fiscal 2011.

Operating Income.  As a result of the foregoing factors, we recorded an operating loss of $39.2 million, or 11.4% of net sales, for the nine months ended November 26, 2011, compared to operating income of $6.0 million, or 1.7% of net sales, for the quarter ended November 27, 2010.

Other Income.  For the nine months ended November 26, 2011, interest income was $0.3 million, compared to $0.4 million for the nine months ended November 27, 2010.

Income Taxes.  Income tax expense in the first nine months of fiscal 2012 was $0.4 million, with an effective tax rate of (1.1%), compared to income tax expense of $11.8 million for the first nine months of fiscal 2011 which included a charge of $12.9 million to establish a full valuation allowance on the Company’s net deferred tax assets.  Our effective tax rate in the first nine months of fiscal 2012 reflected the ongoing impact of the full valuation allowance on our net deferred tax assets.

Net Income.  As a result of the foregoing factors, we recorded a net loss of $39.3 million, or 11.4% of net sales and $1.11 per diluted share, for the nine months ended November 26, 2011, compared to a net loss of $5.4 million, or 1.6% of net sales and $0.15 per diluted share, for the three months ended November 27, 2010.

Liquidity and Capital Resources

Cash flow and liquidity

Management evaluates free cash flow and cash flow from operations, investing activities and financing activities in determining the sufficiency of our cash position.  Cash flow from operations has historically been sufficient to provide for our uses of cash.  We expect to operate our business and execute our strategic initiatives principally with funds generated from operations and, if necessary, from our revolving Credit Facility, subject to compliance with the applicable financial covenants.

We expect to see a continuation of challenging sales and gross profit margin trends in the fourth quarter of fiscal 2012 and, as a result, expect our year-end cash balance to be down from last year.  The gross profit margin trend may continue into the first part of our next fiscal year however we expect to experience some improvement in our cash flows as we start to see the effects of tighter inventory buys.  We also expect to see potential for margin improvement in our next fiscal year as our recent merchandise and sourcing initiatives take effect which, if realized, will further improve our liquidity in the absence of continued deterioration in our business trends.  Our operating plan ultimately contemplates improvements in net sales, operating results and cash flows from operations and is dependent on our ability to consistently deliver merchandise that is appealing to our customer on a competitive and profitable basis and to effectively manage our costs to satisfy our working capital and other operating cash requirements.

The ability to achieve our operating plan is based on a number of assumptions which involve significant judgment and estimates of future performance.  While our strategic initiatives are designed to improve sales and operating results, their effect has not yet been fully realized, and our overall operating results have fallen short of our expectations.  Given the recent addition of a new President and the recent additions of two Divisional General  Merchandise Managers, we are also reevaluating our merchandise and sourcing processes and procedures and expect that changes will be made that are intended to improve gross margins.  However, if these initiatives fail to achieve the expected results and our sales, gross margins and operating results continue to fall short of our expectations, our cash flows may not be sufficient to meet our cash requirements at all times in our next fiscal year and we may need to borrow under the Credit Facility and seek other sources of liquidty.

While we do not currently anticipate the need to borrow against our Credit Facility in the fourth quarter of fiscal 2012, in light of these current business trends we are pursuing options to enhance our financial flexibility including amending the financial covenants under the Credit Facility.  Any amendment of the Credit Facility may increase the cost of credit provided under the Facility and have a potential adverse impact on our operations.  In addition, in order to provide the Company with greater financial flexibility the Board approved the suspension of a quarterly dividend which the Company announced on December 14, 2011.

Net cash provided by (used in) operating activities

Net cash used in operating activities totaled $13.3 million in the first nine months of fiscal 2012, a decrease of approximately $14.1 million from net cash provided by operating activities of $0.8 million in the first nine months of fiscal 2011.  The decrease was the result of a decrease in net earnings in the first nine months of fiscal 2012, compared to the first nine months of fiscal 2011, offset by changes in our working capital accounts.  We reported a net loss of $39.3 million for the nine months ended November 26, 2011, compared to a net loss of $5.4 million for the nine months ended November 27, 2010.

Significant fluctuations in our working capital accounts in the first nine months of fiscal 2012 included a $19.0 million increase in inventory and a $17.1 million increase in accounts payable.  The increases in inventory and accounts payable were a result of an 8% increase in per-store inventory as well as increased in-transit and e-commerce inventory combined with a change during the second quarter of fiscal 2012 in the company’s payment terms and a shift in the timing of inventory receipts and payments.  In addition, product costs increased approximately 30% in the third quarter of fiscal 2012, compared to the third quarter of fiscal 2011.

The remainder of the change in cash used in operating activities was substantially the result of net loss realized during the first nine months of fiscal 2012, after adjusting for non-cash charges, including depreciation and amortization expense, store impairments and stock-based compensation expense and various changes in our other operating assets and liabilities.

Net cash provided by (used in) investing activities

Net cash provided by investing activities totaled $10.6 million for the first nine months of fiscal 2012, an increase of $12 million from cash used in investing activities of $1.4 million during the first nine months of fiscal 2011.  Net cash provided by investing activities in the first nine months of fiscal 2012 consisted of $21.7 million of net sales of investments, partially offset by $11.1 million of capital expenditures.  We opened 33 new stores during the first nine months of the year including one Christopher & Banks store, 20 new outlet stores and 12 new dual stores.  We expect to fund approximately $2.5 million of additional capital expenditures in the fourth quarter of fiscal 2012 primarily related to stores scheduled to open during the first quarter of our next fiscal year as well as expenditures related to our information technology systems and in-store visual displays.

Net cash used in financing activities

Net cash used in financing activities for the first nine months of fiscal 2012 was approximately $6.5 million, an increase of $0.6 million from $5.9 million for the first nine months of fiscal 2011.  In the first nine months of fiscal 2012, approximately $6.4 million was used to fund the payment of three quarterly cash dividends.

On December 14, 2011, we announced that the Board suspended the payment of a quarterly dividend.

Credit facility

We maintain an Amended and Restated Revolving Credit Facility (the “Credit Facility” or “Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  The Credit Facility provides us with access to revolving credit loans and letters of credit of up to $50 million, in the aggregate, subject to a borrowing base formula based on inventory levels.

Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion as defined in the agreement, a collateral monitoring fee and a guaranteed service charge.  Borrowings under the Credit Facility are collateralized by our equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.  We had no revolving credit loan borrowings under the Credit Facility during the first nine months of fiscal 2012 or during fiscal 2011.  Historically, we have utilized the Credit Facility only to open letters of credit.  The borrowing base at November 26, 2011 was $28.0 million.  As of November 26, 2011, we had open on-demand letters of credit in the amount of $1.0 million.  Accordingly, the availability of revolving credit loans under the Credit Facility was $27.0 million at November 26, 2011.

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

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of November 26, 2011, the most recent measurement date, we were in compliance with all financial covenants under the Credit Facility.  However, in light of our current business trends  it is possible that we could fall out of compliance with one or more of these financial covenants as they are currently structured either at the end of the fourth quarter of fiscal 2012 or at the end of the first or second quarters of our next fiscal year. Failure to remain in compliance with the financial covenants could constrain our operating flexibility and would impact our ability to fund our business operations through use of the Credit Facility.  While we do not currently anticipate the need to borrow against our Credit Facility in the fourth quarter of fiscal 2012, in light of these current business trends we are pursuing options to enhance our financial flexibility including amending the financial covenants under the Credit Facility.  Any amendment of the Credit Facility may increase the cost of credit provided under the Facility and have a potential adverse impact on our results of operations.

We will continue to monitor our performance and liquidity.  If we believe it is appropriate or necessary to borrow under the Credit Facility or to obtain additional liquidity, we will take further steps intended to improve the Company’s financial position, which could include modifying our operating plan, seeking to further reduce costs, decrease cash spend and/or capital expenditures, or evaluating alternatives and opportunities to obtain additional sources of liquidity through the debt or equity markets.  It is possible these actions may not be sufficient or available or, if available, available on favorable terms

Merchandise Sourcing

We directly imported approximately 24% and 11% of our total merchandise purchases during the nine month periods ended November 26, 2011 and November 27, 2010, respectively.  Substantially all of our remaining merchandise purchases were made from U.S. based companies which import the goods from overseas.  This reliance on sourcing from foreign countries may cause us to be exposed to certain risks as indicated below and as discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 26, 2011 and updated in Part II, “Item 1A. Risk Factors” of this quarterly report on Form 10-Q.

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

We do not have long-term purchase commitments or arrangements with any of our suppliers or agents.  During the quarter ended November 26, 2011, one of our vendors supplied approximately 16% of our merchandise purchases and a second vendor supplied approximately 13% of our merchandise purchases.  We purchased approximately 23% and 18% of our merchandise from these two vendors, respectively, during the quarter ended November 27, 2010 and a third vendor supplied approximately 16% of our merchandise purchases during this quarter.  For the nine months ended November 26, 2011, we purchased approximately 18% of our merchandise from one vendor and no other vendor supplied greater than 10% of our purchases for the first three quarters of our current fiscal year.  During the first nine months of fiscal 2011 three vendors supplied 27%, 17% and 11% of our merchandise, respectively.

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

Inflation

In the first nine months of fiscal 2012, our merchandise costs were impacted by higher prices for cotton and synthetic fibers, along with increased production labor and transportation costs.  In addition, improvements in quality, construction, and fit also resulted in higher product costs.  Although we passed some of these price increases on to our customers in fiscal 2012, there was resistance to higher prices.  As a result, we intend to increase our efforts to provide quality merchandise to our customers at an attractive price, which will likely result in continued pressure on merchandise margins.

Management does not believe that inflation had a material effect on our results of operations for the first nine months of fiscal 2011.

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

We are potentially exposed to market risk from changes in interest rates relating to our Credit Facility with Wells Fargo Bank.  Loans under the Credit Facility bear interest at Wells Fargo’s prime rate, 3.25% as of November 26, 2011, less 0.25%, or the one, three, or six month LIBOR rate, based on the length of time the advance is outstanding.

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

(b)       Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended November 26, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.

RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following risk factors which could materially affect our business, financial condition or future results.  We have updated the risk factor discussion to reflect changes during the nine months ended November 26, 2011 in addition to the risk factors set forth in and more fully described in our Annual Report on Form 10-K for the fiscal year ended February 26, 2011 and in other reports filed with the Securities and Exchange Commission. These risk factors, which contain forward-looking information, should be read in conjunction with Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the condensed consolidated financial statements and related notes included in this Quarterly Report.

Additional risks and uncertainties that are not currently known or are currently deemed immaterial may also adversely affect the business, financial condition, or future results of the Company.

Our failure to reverse declining gross margins would have a material adverse impact on our business, profitability and liquidity.

We experienced declines in our overall gross margin over the past several fiscal quarters.  If we are unable to reverse this trend, we believe that our working capital and cash flows from operating activities would not be sufficient to meet our operating requirements and we would be required to access some, if not all, of our credit facility and potentially require other sources of financing to fund our operations.

The sufficiency and availability of our sources of liquidity may be affected by a variety of factors.

The sufficiency and availability of our sources of liquidity may be affected by a variety of factors, including, without limitation: (i) the level of our operating cash flows, which are impacted by consumer acceptance of our merchandise, general economic conditions and the level of consumer discretionary spending; and (ii) our ability to maintain borrowing availability and to comply with applicable covenants contained in our Credit Facility.

As a specialty retailer dependent upon consumer discretionary spending, we have been adversely affected by the current economic environment, which has impacted our sales, margins, cash flows, liquidity, results of operations and financial condition. Our ability to become profitable and to generate positive cash flows is dependent upon many factors, including improvement in economic conditions and consumer spending and our ability to execute successfully our long-term financial plan and strategic initiatives. There can be no assurance that our cash flows from operations will be sufficient at all times to support our Company without additional financing or credit availability.

Should we be unable to borrow under the Credit Facility in the future, it is possible, depending on the cause of our inability to borrow, that we may not have sufficient cash resources for our operations and our liquidity would be significantly impaired, which would have a material adverse effect on our business, financial condition and results of operations.

Our Credit Facility contains borrowing base and other provisions that may restrict our ability to access it.

Lower than expected sales that negatively impact our cash flows could require us to borrow under our existing Credit Facility. Although we currently do not have any borrowings under this facility, we currently use it periodically for letters of credit which reduces the amount available for borrowings. The actual amount of credit that is available from time to time under our Credit Facility is limited to a borrowing base amount that is determined according to the value of eligible inventory, as reduced by certain reserve amounts per the terms of the Credit Facility. Consequently, it is possible that, should we need to access our Credit Facility, it may not be available in full. Moreover, under our Credit Facility, we are subject to various covenants and requirements. Should we be unable to comply with certain of the covenants and requirements in the Credit Facility, we may be unable to borrow under our Credit Facility.

Access to additional financing from the capital markets may be limited.

Primarily as a result of our operating losses during this fiscal year, our cash, cash equivalents and investments has decreased from $102.3 million at November 27, 2010 to $74.7 million at November 26, 2011.  While we have availability under our Credit Facility to bolster our liquidity, we may need additional capital to fund our operations, particularly if our operating results and cash flows from operating activities do not improve substantially compared to recent periods or if the Credit Facility were unavailable.   The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. If we borrow under our Credit Facility or incur other debt, our expenses will increase and we could be subject to additional covenants that may restrict our operating flexibility.   Newly issued securities may have rights, preferences and privileges that are senior or otherwise superior to those of our common stock.   There is no assurance that equity or debt financing will be available in amounts or on terms acceptable to us.  Without sufficient liquidity, we will be more vulnerable to further downturns in our business or the general economy, we may not be able to react to changes in our business or to take advantage of opportunities as they arise and we could be forced to curtail our operations, all of which could result in material adverse consequences to our business, results of operations and financial condition.

If we are unable to anticipate or react to changing consumer preferences in a timely manner and offer a compelling product at an attractive price, our sales, gross margins and results of operations would be adversely impacted.

Forecasting consumer demand for our merchandise is difficult.  In addition, our merchandise assortment differs from season to season and at any given time our assortment may not resonate with our customers.  On average, we begin the design process for apparel six to eight months before the merchandise is available to customers, and we typically begin to make purchase commitments four to six months in advance of delivery to stores.  These lead times make it difficult for us to respond quickly to changes in the demand for our products or to adjust the cost of the product in response to customers’ fashion or price preferences.  Any missteps may affect merchandise desirability, gross margins and inventory levels.  Our failure to anticipate, identify or react appropriately in a timely manner to changes in customers’ preferences could lead to lower sales, missed opportunities and higher inventories.  This in turn could lead to more frequent and larger markdowns, which could result in lower sales and gross margins, reduce our profits and negatively impact our results of operations.

Increasing our store productivity will be largely dependent upon our success in continuing to rationalize our existing store portfolio as well as in maintaining or increasing customer traffic in our stores.

Our ability to increase the productivity of our stores will be largely dependent upon our ability to continue to rationalize our existing store portfolio as well as our ability to generate customer traffic to our stores and to convert that traffic into sales.

In November 2011, we announced our plan to close approximately 100 stores.  We plan to close the majority of these stores by the end of January 2012. We also announced our intention to restructure the occupancy costs at the majority of our remaining stores. We expect that this reduction in store locations will help to increase our store productivity by eliminating overlap in certain markets and allowing management to focus its resources, such as store merchandise inventories and capital expenditures, on a more streamlined and productive store base. If we are unable to execute successfully on this program to the extent or within the time that we expect or, if the restructured occupancy costs or improvements in store productivity are not at the level that we expect, our revenues, margins, liquidity and results of operations could be adversely affected.

Customer traffic depends upon our ability to promote our brand successfully with our existing customers and potential new customers through our strategic initiatives, providing merchandise that satisfies customer demand in terms of price, quality, fit and in-stock position, predicting fashion trends for our customers and providing an appealing shopping environment and experience. There can be no assurance that our efforts to generate customer traffic in our stores and the resulting sales from that traffic will be successful or at the levels we would expect, which could negatively impact our sales and store productivity and may leave us with excess inventory. We may need to respond to any declines in customer traffic or sales generated from such traffic by increasing markdowns or initiating or continuing additional promotions to attract customers to our stores, which would adversely impact our margins and operating results.

The costs to close underperforming stores may be significant and may negatively impact our cash flows and our results of operations.

We regularly assess our portfolio of stores for profitability, and we close certain underperforming stores when appropriate under the circumstances. Our current real estate plans include closing a number of underperforming stores in order to reduce operating losses and to achieve improved long-term performance of our store base.  All of our stores are leased, with original lease terms continuing for up to ten years, and we can have significant annual rent and other amounts due under a lease.  In closing underperforming stores, we negotiate with landlords to mitigate the amount of remaining lease obligations.  There is no assurance we will reach acceptable negotiated lease settlements.  As a result, costs to close underperforming stores may be significant and may negatively impact our cash flows and our results of operations. The estimated costs and charges associated with store closings are also based on management’s assumptions and projections, and actual amounts may vary materially from our forecasts and expectations. Additionally, while our goal in closing certain stores is to increase the productivity of our store portfolio, reductions in our overall number of stores will directly impact our net sales.

If our store’s long-lived assets become impaired, we may need to record significant non-cash impairment charges.

We monitor the performance and productivity of our store portfolio. When we determine that a store is underperforming or is to be closed, we reassess the recoverability of the store’s long-lived assets, which in some cases can result in an impairment charge. When a store is identified for impairment analysis, we estimate the fair value of the store assets using an income approach, which is based on estimates of future operating cash flows at the store level. These estimates, which include estimates of future net store sales, direct store expenses, and non-cash store adjustments, are based on the experience and knowledge of management, including historical store operating results.  These estimates can be affected by factors that can be difficult to predict, such as future operating results, customer activity and future economic conditions, and require management to apply judgment. We have announced our intention to close approximately 100 stores which is aimed at increasing the productivity of our remaining stores. In addition to any other potential or actual future store closings or any negative trends in store performance, any decision to close, consolidate or downsize a store in connection with this program may result in additional future impairments of store assets.

If, for any reason, we do not meet the NYSE continued listing requirements, our common stock could be delisted.

The continued listing requirements of the New York Stock Exchange (“NYSE”) require, among other things, that the average closing price of our common stock be above $1.00 for over 30 consecutive trading days, and that our market capitalization meet certain minimum levels. To date this fiscal year through January 3, 2012, the lowest closing price for our stock during trading on the NYSE has been $2.19 per share; we have, therefore, been in compliance with the NYSE’s listing requirements.  Should we become non-compliant, we generally would have a specified period of time to cure any non-compliance, and we would intend to take steps to cure any such non-compliance should we fall below the NYSE’s requirements.  If, at the end of any cure period, however, we were unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting, which may reduce the liquidity and market price of our common stock and reduce the number of investors willing to hold or acquire our common stock.

ITEM 2.

UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs

August 28, 2011-September 24 2011	2,115	$4.48	—	—

September 25, 2011-October 29, 2011	1,340	$3.18	—	—

October 30, 2011-November 26, 2011	—	—	—	—

Total	3,455	$3.98	—	—

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

* Filed with this report.

^ Pursuant to rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated:	January 5, 2012	By	/s/ LARRY C. BARENBAUM

Larry C. Barenbaum
Chief Executive Officer
(Principal Executive Officer)

Dated:	January 5, 2012	By	/s/ MICHAEL J. LYFTOGT

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

* Filed with this report.

^ Pursuant to rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.