Form 10-KT
period 2012-01-28
CHRISTOPHER & BANKS CORP
filed 2012-04-12
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☐                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☒                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from February 27, 2011 to January 28, 2012.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  YES  ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  YES  ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  YES  ☒  NO

The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant as of August 26, 2011, was approximately $162,187,000 based on the closing price of such stock as quoted on the New York Stock Exchange ($4.60) on such date.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, was 36,004,981 as of March 24, 2012 (excluding treasury shares of 9,790,718).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held June 28, 2012 (the “Proxy Statement”) are incorporated by reference into Part III.

CHRISTOPHER & BANKS CORPORATION

2012 TRANSITION REPORT ON FORM 10-K

Introductory Note

On January 6, 2012, our Board of Directors amended and restated our By-Laws to provide that our fiscal year will end at the close of business on that Saturday in January or February which falls closest to the last day of January.  Prior to this change, our fiscal year ended at the close of business on that Saturday in February or March which fell closest to the last day of February.  As a result, this Transition Report on Form 10-K covers the transition period consisting of the eleven months (48 weeks) ended January 28, 2012 (“transition period” or “transition year”).  The fiscal years ended February 26, 2011 (“fiscal 2011”) and February 27, 2010 (“fiscal 2010”) each consisted of twelve months (52 weeks).  Therefore, when our results of operations for the transition period are being compared to the results for fiscal 2011, we are comparing results for an 11-month period to results for a 12-month period.  In addition, our fourth quarter for the transition period was shortened to the two-month period ended January 28, 2012.  In this Transition Report on Form 10-K our current fiscal year, the 53-week period ending February 2, 2013, is referred to as (“fiscal 2012”).  We believe the change in our fiscal year end will provide certain benefits, including aligning our reporting periods to be more consistent with those of other specialty retail apparel companies.

PART I

ITEM 1.
BUSINESS

General

Christopher & Banks Corporation is a Minneapolis, Minnesota-based retailer of women’s apparel and accessories, which operates retail stores through its wholly owned subsidiaries, Christopher & Banks, Inc. and Christopher & Banks Company (collectively referred to as “Christopher & Banks”, “the Company”, “we” or “us”).  As of January 28, 2012, we operated 686 stores in 44 states, including 402 Christopher & Banks stores, 199 C.J. Banks stores, 62 dual-concept stores and 23 outlet stores.  We also operate e-Commerce web sites for each of our brands at www.christopherandbanks.com and www.cjbanks.com.

History

Christopher & Banks Corporation, a Delaware corporation, was incorporated in 1986 to acquire Braun’s Fashions, Inc., which had operated as a family-owned business since 1956.  We became a publicly traded corporation in 1992 and, in July 2000, our stockholders approved a company name change from Braun’s Fashions Corporation to Christopher & Banks Corporation.  Our women’s plus size C.J. Banks brand was developed internally and we opened our first C.J. Banks stores in August 2000.  Our Christopher & Banks and C.J. Banks e-commerce websites began operating in February 2008 to further meet our customers’ needs for unique style, quality, value and convenience.

Christopher & Banks/C.J. Banks brands

Our Christopher & Banks brand offers distinctive fashions featuring exclusively designed, coordinated assortments of women’s apparel in missy sizes 4 to 16 and petite sizes 4P to 16P in our 402 Christopher & Banks stores and on our Christopher & Banks e-commerce web site.  Our C.J. Banks brand offers similar assortments of apparel in women’s plus sizes 14W to 26W in our 199 C.J. Banks stores and on our C.J. Banks e-commerce web site.  Our dual-concept stores (“dual stores”) offer merchandise from both of our Christopher & Banks and C.J. Banks brands, and all three size ranges (petite, missy and women’s plus) within each store, resulting in a greater opportunity to service our customers while increasing productivity and enhancing operating efficiencies.  Our outlet stores also offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the petite, missy and women’s plus size customer in one location.

The casual lifestyle brand fashions sold by Christopher & Banks and C.J. Banks are typically suitable for both work and leisure activities and are offered at moderate price points.  The target customer for Christopher & Banks and C.J. Banks generally ranges in age from 45 to 55 and is typically part of the female baby boomer demographic.

Segments

For details regarding the operating performance of our reportable segments, see Note 20, Segment Reporting, to the consolidated financial statements.

Strategy

We strive to provide our customers with fashionable, versatile, quality apparel at a great value and with a consistent fit.  Our overall strategy for our two brands, Christopher & Banks and C.J. Banks, is to offer a compelling, evolving merchandise assortment through our stores and e-commerce web sites in order to satisfy our customers’ expectations for style, quality, value, versatility and fit, while providing knowledgeable and personalized customer service.

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

Merchandise

In our transition period, our merchandise assortments included women’s apparel generally consisting of knit tops, woven tops, jackets, sweaters, skirts, denim bottoms, bottoms made of other fabrications and dresses in petite, missy and women’s plus sizes.  We also offered a selection of jewelry and accessories in all stores and online.  Our merchant team is currently focused on delivering increased sales and improved gross profit through executing the following initiatives:

•Provide a balanced merchandise assortment

In the third and fourth quarters of the transition period, the majority of our merchandise assortments consisted of higher-priced, fashion-forward styles.  We provided our customers with too many upscale choices at prices our customers were unwilling to pay.  The result was a significant increase in markdown levels in order to compel our customers to purchase and allow us to clear through slow-selling styles.

Our merchants began impacting a portion of our Summer fiscal 2012 product deliveries by editing the number of styles offered and reducing retail ticket prices to levels more in-line with our traditional offerings and more acceptable to our customers.  Going forward, our merchants are focusing on building assortments that are more balanced by increasing the amount of ‘good’ and ‘better’ product offerings and decreasing the number of ‘best’ styles.  This involves increasing the penetration of core product in our deliveries, including basic knit layering pieces and classic bottoms, increasing the representation of mid-priced ‘better’ selections, while reducing the number of higher priced ‘best’ styles.  Our goal is to reduce the overall number of unique styles we carry, which will allow us to present a more focused and compelling product assortment with fewer, more relevant selections. We expect these efforts will be fully reflected in our September in-store product offerings.

•Reduction and simplification of price points

We increased our retail ticket prices in our transition period and our customers failed to respond positively.  The price increases resulted from elevated commodities costs and providing more intricately constructed styles.  Our customers were highly resistant to the increased price points.  As we move forward, our goal is to mitigate markdown levels by offering more attractive opening price points and simplifying the number of price points offered to our customers.

The change in our approach to pricing in fiscal 2012 is intended to work hand-in-hand with our ‘good, better, best’ product initiative.  As we increase the penetration of core product offerings in our assortments, we expect to be able to drive sales volume by offering more styles at attractive opening price points that we believe our customers will accept without steep discounting.  In addition, we will reduce the number of price points across all categories to simplify the shopping experience.  Finally, we are committed to offering our customers value.  All styles, including those falling into our ‘better’ and ‘best’ classifications, will be priced at levels that are more attractive to our customers. We believe that this will result in improved sales, reduced markdowns and increased gross profit.

•Implement a more targeted promotional cadence and markdown strategy

We are analyzing our promotional cadence and adjusting our markdown strategy in an effort to minimize and reverse the significant merchandise margin erosion we experienced in the transition period.  While we anticipate that in order to be competitive we will need to continue to be promotional this year, we are testing and implementing more targeted, unique promotions in an effort to improve merchandise margins and lessen our reliance on storewide promotional events.  In addition, we have adopted a more focused and timely approach to our markdown process that quickly addresses underperforming styles in an effort to utilize our markdowns as efficiently as possible.

•Improve product flow and speed to market and reduce lead times

Historically we have developed and delivered a full, unique merchandise assortment to our stores on a monthly basis.  In order to simplify and accelerate our product development process, we will reduce the number of major product deliveries by half to six times annually beginning in September 2012.  To maintain product freshness, we will supplement the major deliveries with a consistent flow of replenishment product and select new colors and styles to all stores on an ongoing basis.

Sourcing

We are analyzing all aspects of our product development and sourcing practices to identify opportunities to simplify and accelerate the process.  Improving speed to market is one of our critical initiatives in fiscal 2012 to help increase sales and gross profit by allowing us to react more quickly to current selling trends in-season.  We imported approximately 16% of our merchandise purchases directly from overseas manufacturers during the transition period, which resulted in longer product lead times.  Going forward we anticipate we will be working with a number of domestically-based apparel importers and manufacturers who can typically address and fill orders faster than overseas manufacturers.  In addition, we intend to concentrate more of our merchandise purchases with fewer key suppliers in our next fiscal year to become more significant to our vendor base.  We believe this will allow us to achieve better pricing by leveraging larger order quantities and receive faster delivery times from these key vendors.  We also plan to continue to streamline and reduce costs related to our inbound supply chain including renegotiating contracts and consolidating service providers for ocean freight, customs brokerage services and truck and rail transportation.

Our merchandise costs throughout the transition period were impacted by higher prices for cotton and synthetic fibers, along with increased production labor and transportation costs.  Although we passed some of these price increases on to our customers in the transition period, there was resistance to the higher prices.  As a result, we intend to increase our efforts to provide quality merchandise to our customers at an attractive price, which will likely result in continued pressure on merchandise margins in fiscal 2012.  While product costs remained elevated in the beginning of fiscal 2012, we currently expect product costs to begin to decline in the second quarter of fiscal 2012, as compared to the second quarter of the transition period, and to continue to trend below transition period levels during the remainder of fiscal 2012.

Restructuring/Store Closing Initiative

On November 11, 2011, we announced that, following an in-depth analysis of our store portfolio, the Board approved a plan to close approximately 100 stores, most of which were underperforming.  Ultimately, 103 stores were identified for closure, and these closings are expected to positively impact results of operations in our next fiscal year.  This group of stores generated approximately $35 million of sales and store-level operating losses of approximately $11 million, which included approximately $7 million of non-cash impairment charges, on a trailing 12-month basis through January 28, 2012.  Ninety of the 103 stores identified for closure were closed in the transition period, with two closing in November, seven closing in December and 81 closing in January.  We closed five stores in February 2012 and expect to close eight additional stores in March 2012 and beyond.

In addition to the store closures, we are seeking to restructure the occupancy costs of a majority of our remaining stores and to convert or consolidate a number of existing Christopher & Banks and C.J. Banks stores into dual stores.  In 19 of the centers where we closed stores in the fourth quarter, we converted the remaining Christopher & Banks or C.J. Banks store (a “sister store”) into a dual-store location in order to continue to serve all of our missy, petite and women’s plus size customers in those locations.  The store closings resulted in the termination of approximately 27% of our store operations field management team and 14% of our overall full-time and part-time store sales associate positions.  The Company also reduced its corporate office headcount by approximately 15% during the third and fourth quarters of the transition period.

The Company recorded total restructuring and asset impairment charges of approximately $21.2 million in the transition period.  In the third quarter, we recorded $11.4 million of non-cash asset impairment charges, which consisted of approximately $7.4 million of asset impairment charges related to stores identified for closure and a non-cash charge of approximately $4.0 million related to store level asset impairments for stores which the company will continue to operate.  We also recorded a $0.8 million charge in the third quarter related to severance charges for field management and corporate office personnel who were terminated in October 2011 and for field associates who were terminated as a result of the store closures.

In the fourth quarter of the transition period, we recorded total restructuring charges of $9.0 million.  Approximately $8.3 million related to accrued lease termination fees associated with the 103 stores identified for closure.  The charge also included approximately $0.4 million of severance charges related to additional terminations at our corporate office and in our field organization and $0.3 million of other miscellaneous store closing costs.

The Company expects to incur additional lease termination fees of approximately $0.7 million in the first half of fiscal 2012 in conjunction with the 13 stores identified for closure which were still operating as of January 28, 2012.

Real Estate

In addition to the store closing/restructuring initiative, we have reevaluated our overall real estate strategy, including converting and combining existing Christopher & Banks and C.J. Banks locations into dual stores and reducing the number of new dual and outlet store openings.  We began the transition period with 517 Christopher & Banks stores, 252 C.J. Banks stores, three dual stores and three outlet stores.  During the year, we opened nine new dual stores, 20 new outlet stores and one new Christopher & Banks store.  In addition to the nine new dual stores requiring a capital investment, we opened 22 dual stores where we combined a Christopher & Banks store and a C.J. Banks store into one of the existing locations.  We also converted 29 existing, stand-alone Christopher & Banks stores into dual stores during the year by adding women’s plus size merchandise to the assortment.

We closed 119 stores in the transition period, including the 90 stores closed in connection with our store restructuring initiative.  As a result, we ended the year with 402 Christopher & Banks stores, 199 C.J. Banks stores, 62 dual stores and 23 outlet stores.  For fiscal 2012, we intend to conserve cash by minimizing capital expenditures related to new store openings.  New store projects will be limited to a few strategic repositionings and combinations of existing Christopher & Banks and C.J. Banks stores.  We also intend to open outlet locations in markets where we deem it strategically important to maintain a store location.

Customer Experience

In an effort to drive overall productivity, we continue to strive to enhance our customer experience. We have focused our associates on strengthening our selling culture while providing more knowledgeable selling and personalized service to our customers.  In the transition period, we reintroduced a selling program that includes a significant focus on grass roots connections with our customers and improving our store associates’ product knowledge.  We also continue to strive to deliver exceptional personalized customer service in a warm and inviting store environment.

In addition, we continue to refine and add new visual merchandising elements to our stores to maximize merchandise displays to provide more compelling and clearer product messages.  This is intended to drive increased numbers of new and existing customers into our stores through a more organized presentation of merchandise and product outfitting options.

Marketing

In the transition period, we spent approximately 1.7% of sales on marketing-related efforts, up from approximately 1.5% of sales in fiscal 2011.  In fiscal 2012 we plan to spend slightly less on marketing as a percent of sales than in the transition period.  Our marketing efforts will continue to be focused on strengthening communications with our customers through e-mail and direct mail.

During the transition period, we delivered 10 direct mail pieces and we plan to execute approximately 10 direct mail campaigns again in fiscal 2012.  We utilize a customer relationship management system to track customer transactions and analyze strategic decisions for our e-mail and direct mail initiatives.  In the transition period, we also completed an initiative to develop a stronger brand presence to ensure consistency in the messages we are sending to our customers, including delivering a consistent look and feel across our stores and e-commerce web sites.

In fiscal 2011, we launched our Friendship® Rewards loyalty program.  Friendship Rewards is a point-based program where members earn points based on purchases.  After reaching a certain level of accumulated points, members are rewarded with a certificate which may be applied towards purchases at our stores or web sites.  The program has helped us to build our customer database and we will continue to refine the program to encourage increased purchases by our Friendship Rewards members.

In April 2012, we plan to launch our Christopher & Banks/C.J. Banks private label credit card.  This program will work in conjunction with Friendship Rewards to provide our customers who place purchases on their card with special benefits and incentives.  In addition, we plan to utilize a number of direct mail and e-mail campaigns, along with in-store contests, to promote the new Christopher & Banks/C.J. Banks card.

e-Commerce

In February 2008, we launched separate e-commerce web sites for our Christopher & Banks and C.J. Banks brands at www.christopherandbanks.com and www.cjbanks.com.  Today, these sites generally offer the entire assortment of merchandise carried at our Christopher & Banks, C.J. Banks, dual and outlet stores in addition to exclusive e-commerce products and extended sizes and lengths.  Inventory and order fulfillment for our e-commerce operations are handled by a third-party provider.

The web sites referenced above and elsewhere in this Transition Report on Form 10-K are for textual reference only and such references are not intended to incorporate our web sites into this Transition Report on Form 10-K.

Store Operations

We manage our store organization in a manner that encourages participation by our field associates in the execution of our business and operational strategies.  Our store operations are organized into districts and regions.  Each district is managed by a district manager, who typically supervises an average of 14 stores.  We have three regional managers who supervise our district managers.

Information Technology

We have built and maintain a scalable, cost-effective and integrated information technology infrastructure that makes the design, procurement and distribution of our products more efficient.  Our integrated systems provide, among other things, comprehensive product lifecycle management, sophisticated merchandise planning and allocation, order processing, efficient merchandise receiving and distribution, flexible point-of-sale transaction processing, robust customer relationship management capabilities and timely and reliable financial reporting.

Competition

The women’s retail apparel business is highly competitive.  We believe that the principal basis upon which we compete is by providing fashionable, versatile, quality merchandise assortments at a great value and with a consistent fit.  We also believe our visual merchandise presentation, personalized customer service and store locations help to differentiate us from our competition.  Our competitors include a broad range of national and regional retail chains that sell similar merchandise, including department stores, specialty stores, discount stores, mass merchandisers and Internet-based retailers.  Many of these competitors are larger and have greater financial resources than us allowing them to engage in significant marketing campaigns and aggressive promotions.  We believe that our unique merchandise assortments, strong visual presentation, product quality, affordable merchandise price and customer service can enable us to compete effectively.

Employees

As of March 24, 2012, we had approximately 1,500 full-time and 4,900 part-time associates.  The number of part-time associates typically increases during November and December in connection with the holiday selling season and during our semi-annual Friends & Family events.  Approximately 225 of our associates are employed at our corporate office and distribution center facility, with the remaining associates employed in our store field organization.  None of our employees is represented by a labor union or is subject to a collective bargaining agreement.  We have never experienced a work stoppage and consider our relationship with our employees to be good.

Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, consumer confidence, customer response to our seasonal merchandise mix, timing of new store openings, adverse weather conditions, shifts in the timing of certain holidays and shifts in the timing of promotional events.  Traditionally, we have had higher sales, in the first and third quarters of our fiscal year, and have had lower sales in our second and fourth fiscal quarters.  In addition, the shift in our fiscal year to one ending at the close of business on that Saturday in January or February which falls closest to the last day of January from one that ended at the close of business on that Saturday in February or March which fell closest to the last day of February, and the related shift in the timing of our fiscal quarterly reporting periods may also have an impact on the seasonality of our business by reported quarter, especially when compared to prior periods.

Trademarks and Service Marks

The Company, through our wholly owned subsidiary, Christopher & Banks Company, is the owner of the federally registered trademarks and service marks “christopher & banks,” which is our predominant private brand, and “cj banks,” our women’s plus size private brand.  Management believes these primary marks are important to our business and are recognized in the women’s retail apparel industry.  Accordingly, we intend to maintain these marks and the related registrations.  U.S. trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade.  Management is not aware of any challenges to our right to use these marks in the United States.

Available Information

We make available free of charge, on or through our web site, located at www.christopherandbanks.com under the heading Investor Relations, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

ITEM 1A.
RISK FACTORS

Our business is subject to a variety of risks and thus an investment in our stock is also subject to risk.  The following risk factors should be read carefully in connection with evaluating our business and in the forward-looking statements that are contained in this Transition Report on Form 10-K, as well as in some of our other filings with the Securities and Exchange Commission (“SEC”).  If any of the risks and uncertainties described below actually occurs, our business, financial condition and results of operations could be materially and adversely affected.  Additional risks that we do not yet know of or currently believe are immaterial may also impact our business operations.

All of our stores are located within the United States, making us highly susceptible to macroeconomic conditions in the United States and their impact on consumer demand for our apparel and accessories.

General economic conditions, particularly those in the United States, may adversely affect our business.  All of our stores are located within the United States, making our results highly dependent on U.S. macroeconomic conditions and their impact on consumer spending.  In addition, a significant portion of our total sales is derived from stores located in nine states:  Illinois, Indiana, Iowa, Michigan, Minnesota, Ohio, New York, Pennsylvania and Wisconsin, resulting in further dependence on local economic conditions in these states.

While the United States and many other international economies have improved since the global financial crisis in 2008, a prolonged economic downturn and slow recovery, including higher rates of unemployment, rising commodity prices and declining real estate market values, have had, and may continue to have, a material negative effect on our business, financial condition and results of operations.  In addition, economic conditions could negatively impact the Company’s retail landlords and their ability to maintain their shopping centers in a first-class condition and otherwise perform their obligations, which in turn could negatively impact our sales.

Our ability to attract customers to our stores that are located in regional malls and other shopping centers depends heavily on the success of the malls and the centers in which our stores are located and any decrease in customer traffic could cause our net sales to be less than expected.

The vast majority of our current stores are located in shopping malls and other retail centers.  Sales at these stores are derived in considerable part from the volume of traffic generated in those malls or retail centers and surrounding areas.  Our stores benefit from the ability of adjacent tenants to generate consumer traffic near our stores and the continuing popularity of the regional malls and outlet, lifestyle and power centers where our stores are located.  Customer traffic and, in turn, our sales volume may be adversely affected by, among other things, economic downturns nationally or regionally, high fuel prices, increased competition, changes in consumer demographics or a closing of an anchor store.  A reduction in customer traffic as a result of these and any other factors could result in lower sales and leave us with excess inventory.  In such circumstances, we may have to respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which could adversely impact our merchandise margins and operating income.

To take advantage of customer traffic and the shopping preferences of our customers, we need to maintain stores in desirable locations where competition for suitable store locations is strong.

Our failure to reverse declining gross margins would have a material adverse impact on our business, profitability and liquidity.

We experienced declines in our overall gross margin over the past several fiscal quarters.  If we are unable to reverse this trend during fiscal 2012, it is possible that our working capital and cash flows from operating activities would not be sufficient to meet our operating requirements and we would be required to access some, if not all, of our credit facility and potentially require other sources of financing to fund our operations.

We operate in a highly competitive retail industry.  The size and resources of some of our competitors may allow them to compete more effectively than we can, which could reduce our revenues, profits and market share.

The women’s specialty retail apparel business is highly competitive.  We believe we compete primarily with department stores, specialty stores, discount stores, mass merchandisers and Internet-based retailers that sell women’s apparel.  Many of our competitors are companies with greater financial, marketing and other resources available to them and may offer a broader selection of merchandise than we do.  They may be able to adapt to changes in customer preferences more quickly, devote greater resources to the marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can.  In addition, the women’s specialty apparel industry has become more promotional over the past several years.  As a result, we are likely to continue to experience pricing pressure, which in turn could lead to increased marketing expenditures and loss of market share.  In addition to competing for sales, we compete for favorable store locations, lease terms and qualified associates.  Increased competition in these areas may result in higher costs, which could reduce our sales and margins and adversely affect our results of operations.

If we are unable to anticipate or react to changing consumer preferences in a timely manner and offer a compelling product at an attractive price, our sales, gross margins and results of operations would be adversely impacted.

Our success largely depends on our ability to consistently gauge and respond on a timely basis to fashion trends and provide a balanced assortment of merchandise that satisfies changing fashion tastes and customer demands.  Forecasting consumer demand for our merchandise is difficult.  In addition, our merchandise assortment differs from season to season and, at any given time, our assortment may not resonate with our customers.  On average, we begin the design process for apparel six to eight months before the merchandise is available to customers, and we typically begin to make purchase commitments four to six months in advance of delivery to stores.  These lead times make it difficult for us to respond quickly to changes in the demand for our products or to adjust the cost of the product in response to customers’ fashion or price preferences.  Any missteps may affect merchandise desirability, gross margins and inventory levels.  Our failure to anticipate, identify or react appropriately in a timely manner to changes in customers’ preferences could lead to more frequent and larger markdowns, which could result in lower sales and gross margins, reduce our profits and negatively impact our results of operations.  In addition, our margins may be impacted by changes in our merchandise mix and a shift toward merchandise with a lower gross margin at full retail.  These changes could have an adverse effect on our results of operations.  This could also negatively impact our image with our customers and result in diminished brand loyalty.  On the other hand, if we underestimate demand for our merchandise, we may experience inventory shortages, resulting in missed sales and lost revenues.

Our inability to maintain the value of our brands and our trademarks may adversely affect our business and financial performance.

The Christopher & Banks and C.J. Banks brand names are integral to our business.  Maintaining, promoting, positioning and growing our brands will depend largely on the success of our design, merchandising and marketing efforts and on our ability to provide a consistent, high quality customer experience.  Our business could be adversely affected if we fail to achieve these objectives for our brands.  In addition, our public image and reputation could be tarnished by negative publicity.  Any of these events could negatively impact sales.

We also believe that our “christopher & banks” and “cj banks” trademarks are important to our success and we register the majority of our trademarks in an effort to protect them.  If we cannot adequately protect our marks or prevent infringement of them, our business and financial performance could suffer.  In addition, others may assert rights in, or ownership of, trademarks and other intellectual property rights or in marks that are similar to ours, and we may not be able to successfully resolve these types of conflicts to our satisfaction.  In some cases, there may be holders who have prior rights to similar marks.  Failure to protect our trademarks could adversely affect our business.

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

•                  diversion of sales from our stores;

•                  liability for online content;

•                  lack of compliance with or violations of applicable state or federal laws and regulations, including those relating to online privacy and the resulting impact on consumer purchases;

•                  credit card fraud;

•                  system failures or security breaches and the costs to address and remedy such failures or breaches; and

•                  timely delivery of our merchandise to our customers by third parties.

There also can be no assurance that our e-commerce operations will meet our sales and profitability plans, and the failure to do so could negatively impact our revenues and earnings.

If third parties who manage some aspects of our business do not adequately perform their functions, we might experience disruptions in our business, resulting in decreased profits or losses and damage to our reputation.

We use third parties in various aspects of our business or to support our operations.  We have a long-term contract with a third party to manage much of our e-commerce operations, including order management, order fulfillment, customer care, and channel management services.  We rely on third parties to inspect the factories where our products are made for compliance with our vendor code of conduct.  We may rely on a third party for the implementation and/or management of certain aspects of our information technology infrastructure.  We also rely on third parties to transport merchandise and deliver it to our distribution center, as well as to ship merchandise to our stores and to our third party e-commerce fulfillment center.

Failure by any of these third parties to perform these functions effectively and properly could disrupt our operations and negatively impact our profitability and reputation.

Extreme and/or unseasonable weather conditions could have a disproportionately large effect on our business, financial condition and results of operations.

Extreme weather conditions in the areas in which our stores are located could have an adverse effect on our business, financial condition and results of operations.  For example, heavy snowfall or other extreme weather conditions over a prolonged period might make it difficult for our customers to travel to our stores.  Our business is also susceptible to unseasonable weather conditions.  For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with those unseasonable conditions in the affected areas of the United States.  Any such prolonged unseasonable weather conditions could adversely affect our business, financial condition and results of operations.

Natural disasters, unusually adverse weather conditions (whether or not attributable to climate change), pandemic outbreaks, terrorist acts and global political events could cause permanent or temporary distribution center or store closures, impair our ability to purchase, receive or replenish inventory or cause customer traffic to decline, all of which could result in lost sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as tornadoes, fires, flood and earthquakes, unusually adverse weather conditions (whether or not attributable to climate change), pandemic outbreaks, terrorist acts or disruptive global political events, such as civil unrest in countries in which our suppliers are located, or similar disruptions could adversely affect our operations and financial performance.  To the extent these events result in the closure of our distribution center and corporate headquarters, or a significant number of our stores, or impact one or more of our key suppliers, our operations and financial performance could be materially adversely affected.  These events also could have indirect consequences, such as increases in the cost of insurance, if they were to result in significant loss of property or other insurable damage.

We may not successfully implement our strategic and tactical initiatives.

In conjunction with recent changes in the chief executive officer position and in our merchant team, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Transition Report on Form 10-K, the Company has begun to undertake a series of initiatives to improve sales, gross margins and earnings in order to return the Company to profitability.  In particular, we are transforming our merchandise strategy and processes to better align with our customers’ fashion preferences, to improve our speed to market and to improve our ability to respond rapidly to customer preferences.  While some progress on these initiatives has begun, our ability to continue to make progress depends upon a number of factors which could result in unexpected costs, delays or failure to meet our internal expectations.  If we are unable to improve our financial performance, our results of operations and ability to generate cash flow could be adversely affected.

We are subject to risks associated with leasing all of our store locations.

We currently lease all of our store locations.  Our leases range from month-to-month to approximately ten years.  A number of our leases have early termination provisions if we do not achieve specified sales levels after an initial term and, in some cases, allow us to pay rent based on a percent of sales if we fail to achieve certain specified sales levels.  Approximately 40% of our store base is currently paying reduced rent as a percent of sales and the leases for approximately 67% of our store base expire between now and January 2015.  We believe that over the last few years we have been able to negotiate favorable rental rates and extend leases due in part to the state of the economy and higher than usual vacancy rates.  It is possible this trend may not continue and that we will either need to pay higher operating costs or close stores in connection with such lease extension negotiations which could adversely impact our financial performance, results of operations and ability to generate cash flow.  Given the current state of our business, we have very few store openings planned for fiscal 2012.

Increasing our store productivity will be largely dependent upon our success in continuing to rationalize our existing store portfolio as well as in maintaining or increasing customer traffic in our stores.

Over the past six years, the average sales per square foot in our stores have steadily declined.  Improving the profitability of our existing stores and optimizing store productivity is critical to our future growth and profitability and will also depend on customer acceptance of our merchandise in all of our stores, including our dual and outlet stores.  Our ability to increase the productivity of our stores will be largely dependent upon our ability to continue to rationalize our existing store portfolio as well as our ability to generate customer traffic to our stores and to convert that traffic into sales.

In November 2011, we announced our plan to close approximately 100 stores.  The majority of these stores have already been closed.  We also announced our intention to restructure the occupancy costs at the majority of our remaining stores as part of this process.  We expect that the reduction in store locations will help to increase our store productivity by eliminating overlap in certain markets and allowing management to focus its resources, such as store merchandise inventories and capital expenditures, on a more streamlined and productive store base.  If we are unable to execute successfully on this program to the extent or within the time that we expect or, if the restructured occupancy costs or improvements in store productivity are not at the level that we expect, our revenues, margins, liquidity and results of operations could be adversely affected.

Customer traffic depends upon our ability to promote our brand successfully with our existing customers and potential new customers by providing merchandise that satisfies customer demand in terms of price, quality, fit and in-stock position.  There can be no assurance that our efforts to generate customer traffic in our stores and the resulting sales from that traffic will be successful or at the levels we would expect, which could negatively impact our sales and store productivity and may leave us with excess inventory.  We may need to respond to any declines in customer traffic or sales generated from such traffic by increasing markdowns or initiating or continuing additional promotions to attract customers to our stores, which would adversely impact our margins and operating results.

The costs to close underperforming stores may be significant and may negatively impact our cash flows and our results of operations.

We regularly assess our portfolio of stores for profitability, and we close certain underperforming stores when appropriate under the circumstances.  We recently closed approximately 100 stores, most of which were underperforming, in order to reduce operating losses and to achieve improved long-term performance of our store base.  In closing underperforming stores, we negotiate with landlords to mitigate the amount of remaining lease obligations.  While most of those stores have closed we have not completed the negotiation of the lease termination for approximately 25 stores as of March 24, 2012.  There is no assurance we will reach acceptable negotiated lease settlements and, in some cases, the landlords may decide to pursue litigation.  As a result, costs to close underperforming stores may be significant and may negatively impact our cash flows and our results of operations.  The estimated costs and charges associated with store closings are also based on management’s assumptions and projections, and actual amounts may vary materially from our forecasts and expectations.  Additionally, while our goal in closing certain stores is to increase the productivity of our store portfolio, reductions in our overall number of stores will negatively impact our net sales.

The impact of potential consolidation of commercial and retail landlords could adversely impact our business, financial condition and results of operations.

Continued consolidation in the commercial retail real estate market could affect our ability to successfully negotiate favorable rental terms for our stores in the future.  Should significant consolidation continue, a large proportion of our store base could be concentrated with one or a few entities that could then be in a position to dictate unfavorable terms to us due to their significant negotiating leverage.  If we are unable to negotiate favorable lease terms with these entities, this could affect our ability to profitably operate our stores, which could adversely impact our business, financial condition and results of operations.

If our stores’ long-lived assets become impaired, we may need to record significant non-cash impairment charges.

We monitor the performance and productivity of our store portfolio.  When we determine that a store is underperforming or is to be closed, we reassess the recoverability of the store’s long-lived assets, which in some cases can result in an impairment charge.  When a store is identified for impairment analysis, we estimate the fair value of the store assets using an income approach, which is based on estimates of future operating cash flows at the store level.  These estimates, which include estimates of future net store sales, direct store expenses, and non-cash store adjustments, are based on the experience and knowledge of management, including historical store operating results.  These estimates can be affected by factors that can be difficult to predict, such as future operating results, customer activity and future economic conditions, and require management to apply judgment.  In addition to any other potential or actual future store closings or any negative trends in our store performance, any decision to close, consolidate or downsize a store may result in additional future impairments of store assets.

We are highly dependent on a few suppliers and our business could suffer if we needed to replace them.

We do not own or operate any manufacturing facilities.  Instead we depend on independent third parties to manufacture our merchandise.  In the transition period, our ten largest suppliers accounted for approximately 55% of the merchandise we purchased and we purchased 18.6%, 9.5% and 7.9% of our goods respectively from our three largest suppliers.

We generally maintain non-exclusive relationships with the suppliers that manufacture our merchandise and we compete with other companies for production facilities.  As a result, we have no contractual assurances of continued supply or pricing, and any supplier could discontinue selling to us at any time.  Moreover, a key supplier may not be able to supply our inventory needs due to capacity constraints, financial instability or other factors beyond our control, or we could decide to stop using a supplier due to quality or other issues.  If we were required to change suppliers or if a key supplier were unable to supply desired merchandise in sufficient quantities on acceptable terms, we could experience delays in receipt of inventory until alternative supply arrangements were secured.  These delays could result in lost sales and a decline in customer satisfaction.  It is also possible that the inability of our suppliers to access credit, or concerns suppliers or their lenders may have with our creditworthiness, may cause them to extend less favorable terms to us, which could adversely affect our cash flows, margins and financial condition, as well as limit the availability under our revolving line of credit.  Additionally, delays by our suppliers in supplying our inventory needs could cause us to incur more expensive transportation charges, which may adversely affect our margins.

Our reliance on foreign sources of production poses various risks.

In the transition period, we directly imported approximately 16% of our merchandise and much of the merchandise we purchase domestically is made overseas.  Substantially all of our directly imported merchandise is manufactured in Asia.  The majority of these goods are produced in China and Indonesia. Any event causing a sudden disruption of manufacturing or imports from Asia or elsewhere, including the imposition of additional import restrictions, could harm our operations.

Because a significant portion of our merchandise is produced overseas, we are subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as:

•                  significant delays in the delivery of cargo due to port security considerations;

•                  disruption in the operation of the ports where our products are imported;

•                  imposition of or increases in duties, taxes or other charges on imports;

•                  imposition of new legislation or regulations relating to import quotas or other restrictions that may limit or prohibit merchandise that may be imported into the United States from countries or regions where we do business;

•                  financial or political instability in any of the countries in which our merchandise is manufactured;

•                  fluctuation in the value of the U.S. dollar against foreign currencies or restrictions on the transfer of funds;

•                  potential recalls or cancellations of orders for any merchandise that does not meet our quality standards;

•                  inability to meet our production needs due to raw material or labor shortages;

•                  disruption of imports by labor disputes and local business practices;

•                  political or military conflict involving the United States, which could cause a delay in the transportation of the Company’s products and an increase in transportation costs;

•                  heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods; and

•                  natural disasters, disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas.

Any of the foregoing factors, or a combination of them, could have an adverse effect on our business.

Our raw material costs may increase, which could negatively impact our profitability.

The raw materials used to manufacture our products, in particular cotton, and our transportation and contract manufacturing labor costs are subject to availability constraints and price volatility.  Consequently, higher product costs could have a negative effect on our gross profit margin and increased selling prices could have a negative effect on our sales volume.  We may not be able to pass all or a portion of such higher sourcing costs on to our customers, which could negatively impact our profitability.

We rely on independent third party transportation providers for substantially all of our merchandise shipments.

We currently rely upon independent third party transportation providers for substantially all of our merchandise shipments, including shipments to our stores, our e-commerce fulfillment center and our e-commerce customers.  Our use of outside delivery services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, and employee strikes and inclement weather, which may impact a shipper’s ability to provide delivery services that adequately meet our shipping needs.  If we change shipping companies, we could face logistical difficulties that could adversely impact deliveries and we would incur costs and expend resources in connection with such a change.  Moreover, we may not be able to obtain terms as favorable as those received from independent third party transportation providers we currently use, which would increase our costs.

Our business could suffer if one or more of our suppliers fails to comply with applicable laws, including a failure to follow acceptable labor practices.

Our suppliers source the merchandise sold in our stores from manufacturers both inside and outside of the United States.  We expect manufacturers of the goods that we sell to operate in compliance with applicable laws and regulations and comply with our social compliance program and, although each of our purchase orders requires adherence to accepted labor practices, applicable laws and compliance with our vendor code of conduct, we do not supervise or control our suppliers or the manufacturers that produce the merchandise we sell.  Our social compliance program is intended to promote ethical business practices, and our staff and the staff of the third party auditing service company periodically visit or inspect the operations of our independent manufacturers to assess compliance with our vendor code of conduct.  Nonetheless, the violation of any labor, immigration, manufacturing safety or other laws by any of our suppliers or their U.S. and non-U.S. manufacturers, such as use of child labor, could damage our brand image or subject us to boycotts by our customers or activist groups.

We have experienced significant management turnover and our future success will depend to a significant extent on our ability to retain the current management team and their ability and that of the current and future chief executive officer to execute a successful business strategy.

Over the past two years, we have experienced a number of changes in our executive ranks, including the positions of president and chief executive officer, chief financial officer and head merchant.  Also, our Board of Directors is currently conducting a search for a permanent chief executive officer (“CEO”).  The loss of any of our key personnel could have a material adverse effect on our business, as we may not be able to find suitable individuals to replace them on a timely basis.  In addition, any departures of key management could be viewed in a negative light by investors and analysts, which could cause our common stock price to decline.  Our future success will depend to a significant extent on the current and future CEO and management team’s ability to implement a successful business strategy, to lead and motivate our employees, and to work effectively together.  If this management team is not successful in that regard, our ability to execute our business strategy and tactical initiatives could be adversely affected.  Future turnover within senior management could adversely impact the execution of our business strategies and our results of operations, and it may make recruiting for future management positions more difficult.

Our results of operations could deteriorate if we fail to attract, develop and retain qualified employees.

Our success depends to a significant extent on our ability to attract, hire, motivate and retain qualified employees, including store personnel.  Competition for experienced managers in the retail industry is considerable, and our operations could be adversely affected if we cannot retain our experienced managers or if we fail to attract additional qualified individuals.  Our performance also depends in large part on the talents and contributions of engaged and skilled associates in all areas of our organization.  The turnover rate in the retail industry’s store operations is high, and qualified individuals of the requisite caliber and number needed to fill open positions may be in short supply in some geographic areas.  If we are unable to identify, hire, develop, motivate and retain talented individuals or if there is a significant increase in employee turnover rates, we may be unable to compete effectively and our business could be adversely impacted.

System security risk issues could disrupt our internal operations or information technology systems, and any such disruption could harm our net revenues, increase our expenses and harm our reputation, results of operations and stock price.  In addition, incidents in which we fail to protect our customers’ information against security breaches could result in monetary damages against us and could otherwise damage our reputation, harm our businesses and adversely impact our results of operations.

We rely on information systems to manage our operations, including a full range of retail, financial, sourcing and merchandising systems, and regularly make investments to upgrade, enhance or replace these systems.  The reliability and capacity of our information systems are critical.  Despite our preventative efforts, experienced computer programmers and hackers, or even internal users, may be able to penetrate, create systems disruptions or cause shutdowns of our information systems or that of third party companies with which we have contracted to provide payment processing services.  As a result, we could incur significant expenses addressing problems created by these breaches.  This risk is heightened because we collect and store customer information for marketing purposes.  Any limitations imposed on the use of such customer information, whether imposed by federal or state governments or business partners, could have an adverse effect on our future marketing activities.  In addition, any compromise of customer information could subject us to customer or government litigation and harm our reputation, which could adversely affect our business and growth.  Moreover, we could incur significant expenses or disruptions of our operations in connection with system failures or data breaches.  In addition, sophisticated hardware and operating system software and applications that we buy or license from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the systems.  The costs to us to eliminate or alleviate security problems, viruses and bugs, or any problems associated with the outsourced services provided to us, could be significant, and efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution or other critical functions.

In addition, almost all states have adopted breach of data security statutes or regulations that require notification to consumers if the security of their personal information is breached.  Governmental focus on data security may lead to additional legislative action, and the increased emphasis on information security may lead customers to request that we take additional measures to enhance security.  As a result, we may have to modify our business with the goal of further improving data security, which would result in increased expenses and operating complexity.  Lastly, our reputation may be damaged by any compromise of security, loss or theft of customer data in our possession, which could negatively impact our business, financial condition or results of operations.

We depend on a single facility to conduct our operations and distribution of merchandise and our business would suffer a material adverse effect if this facility were shut down or its operations severely disrupted.

Our corporate headquarters and our only distribution facility are located in one facility in Plymouth, Minnesota.  Our distribution facility supports our retail stores and supplies merchandise to our third party e-commerce provider.  Virtually all of our merchandise is shipped from our suppliers to the distribution facility and then packaged and shipped to our stores or to our third party e-commerce provider.  Our stores and our third party e-commerce provider must receive merchandise in a timely manner in order to stay current with the fashion preferences of our customers.  If we encounter difficulties associated with the distribution facility or if it were to be shut down for any reason, we could face inventory shortages and delays in shipments.  In addition, much of our computer equipment and all of our senior management, including critical resources dedicated to merchandising, finance and administrative functions, are located at our corporate headquarters.  In the event of a disaster or fire, our management and operations distribution staff would have to find an alternative location, causing further disruption and expense to our business and operations.

Although we maintain business interruption and property insurance, management cannot be assured that our insurance coverage will be sufficient or that any insurance proceeds will be timely paid to us if our distribution center or operations were shut down for any unplanned reason.

Tightening of credit markets may adversely affect our business.

Tightening of the credit markets could make it more difficult for us to enter into agreements for new indebtedness (we had no debt outstanding as of January 28, 2012) or to obtain funding through the issuance of our securities.  Worsening economic conditions could also result in difficulties for financial institutions and other parties that we may do business with, which could potentially impair our ability to access financing under our existing Credit Facility.

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

As a specialty retailer dependent upon consumer discretionary spending, we have been adversely affected by the current economic environment, which has impacted our sales, margins, cash flows, liquidity, results of operations and financial condition.  Our ability to become profitable and to generate positive cash flows is dependent upon many factors, including improvement in economic conditions and consumer spending and our ability to execute successfully our financial plan and strategic initiatives.  There can be no assurance that our cash flows from operations will be sufficient at all times to support our Company without additional financing or credit availability.

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

Lower than expected sales that negatively impact our cash flows could require us to borrow under our existing Credit Facility.  Although we currently do not have any borrowings under this facility, we use it periodically for letters of credit, which reduces the amount available for borrowings.  The actual amount of credit that is available from time to time under our Credit Facility is limited to a borrowing base amount that is determined according to the value of eligible inventory, as reduced by certain reserve amounts per the terms of the Credit Facility.  Consequently, it is possible that, should we need to access our Credit Facility, it may not be available in full.  Moreover, under our Credit Facility, we are subject to various covenants and requirements.  Should we be unable to comply with certain of the covenants and requirements in the Credit Facility, we may be unable to borrow under our Credit Facility.

Access to additional financing from the capital markets may be limited.

Primarily as a result of our operating losses during fiscal 2012, our cash, cash equivalents and short and long-term investments have decreased from $105.6 million at February 26, 2011 to $61.7 million at January 28, 2012.  While we have availability under our Credit Facility to bolster our liquidity, we may need additional capital to fund our operations, particularly if our operating results and cash flows from operating activities do not improve substantially compared to recent periods or if the Credit Facility were unavailable.  The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders.  If we borrow under our Credit Facility or incur other debt, our expenses will increase and we could be subject to additional covenants that may restrict our operating flexibility.  Newly issued securities may have rights, preferences and privileges that are senior or otherwise superior to those of our common stock.  There is no assurance that equity or debt financing will be available in amounts or on terms acceptable to us.  Without sufficient liquidity, we will be more vulnerable to further downturns in our business or the general economy, we may not be able to react to changes in our business or to take advantage of opportunities as they arise and we could be forced to curtail our operations, all of which could result in material adverse consequences to our business, results of operations and financial condition.

We do not expect to pay any cash dividends for the foreseeable future.

The Company recently suspended the payment of its quarterly dividend.  We do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future.  Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions relating to indebtedness we may incur, restrictions imposed by applicable law and other factors our Board of Directors deems relevant.

Our stock price has fluctuated and may continue to fluctuate widely.

The market price for our common stock has experienced, and could continue to experience in the future, substantial volatility as a result of many factors.  Failure to meet market expectations, particularly with respect to sales, earnings and same-store sales, would likely result in a decline in the market value of our stock.

In addition, stock markets generally have experienced a high level of price and volume volatility and market prices for the stock of many companies, including ours, have experienced wide price fluctuations not necessarily related to their operating performance.

The reported high and low sales prices of our common stock were $7.12 per share and $2.00 per share, respectively, during the transition period.  The current price of our common stock may not be indicative of future market prices.  The fluctuation of the market price of our common stock may have a negative impact on our liquidity and access to capital.  In addition, price volatility of our common stock may expose us to stockholder litigation, which may adversely affect our financial condition, results of operations and cash flows.

Failure to comply with legal and regulatory requirements could damage our reputation, financial condition and market price of our stock.

We are subject to numerous regulations and laws that govern our operations, marketing and sale of our merchandise, corporate structure, and financial controls and disclosures.  Our policies, procedures and internal controls are designed to comply with those applicable laws and regulations, including those imposed by the SEC and the New York Stock Exchange (“NYSE”), as well as applicable employment and consumer protection laws.  Any changes in regulations, the imposition of additional regulations or the enactment of any new legislation may increase the complexity of the regulatory environment in which we operate and the related cost of compliance.  Failure to comply with such laws and regulations may damage our reputation, impact our financial condition or reduce the market price of our stock.

We may be subject to adverse outcomes in current or future litigation matters.

We are involved from time-to-time in litigation and other claims against our business.  There are also other types of claims that could be asserted against us based on litigation that has been asserted against others, particularly in the retail industry, such as intellectual property infringement (as discussed below), customer and employment claims, including class action lawsuits claiming violation of federal or state laws.  These matters typically arise in the ordinary course of business but, in some cases, could also raise complex factual and legal issues requiring significant management time and, if determined adversely to the Company, could subject the Company to material liabilities.

In recent years, there has been increasing activity by companies which have acquired intellectual property rights but do not practice those rights (sometimes referred to as “patent trolls”) to engage in very broad licensing programs aimed at a large number of companies in a wide variety of businesses, or at retail companies specifically.  These efforts typically involve proposing licenses in exchange for a payment of money and may also include the threat or actual initiation of litigation for that purpose.  Any such litigation can be quite costly to defend, even if unsubstantiated or invalid.  There is one such matter pending against us as to which our third party e-commerce provider has agreed to defend and indemnify us, subject to the terms of our e-commerce agreement with them.  We also receive from time-to-time communications from patent trolls relating to proposed licenses.  It is not possible to predict the impact, if any, of such claims on our business and operations.

If, for any reason, we do not meet the NYSE continued listing requirements, our common stock could be delisted.

The continued listing requirements of the NYSE require, among other things, that the average closing price of our common stock be above $1.00 for over 30 consecutive trading days, and that our market capitalization meet certain minimum levels.  To date for this calendar year, through March 24, 2012, the lowest closing price for our stock during trading on the NYSE has been $2.02 per share; we have, therefore, been in compliance with the NYSE’s listing requirements.  Should we become non-compliant, we generally would have a specified period of time to cure any non-compliance, and we would intend to take steps to cure any such non-compliance.  If at the end of any cure period, however, we were unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting, which may reduce the liquidity and market price of our common stock and reduce the number of investors willing to hold or acquire our common stock.

Provisions in our charter documents and Delaware law may inhibit a takeover and discourage, delay or prevent stockholders from replacing or removing current directors or management.

Provisions in our certificate of incorporation and by-laws may have the effect of delaying or preventing a merger with or acquisition of us, even where the stockholders may consider it to be favorable.  These provisions could also prevent or hinder an attempt by stockholders to replace current directors or management and include:

•                  prohibiting cumulative voting in the election of directors;

•                  authorizing the Board to designate and issue “blank check” preferred stock;

•                  limiting persons who can call special meetings of the Board of Directors or stockholders;

•                  prohibiting stockholder action by written consent; and

•                  establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted on by stockholders at a stockholders meeting.

Changes in accounting rules and regulations may adversely affect our results of operations.

Changes to existing accounting rules or regulations may impact our future results of operations or cause the perception that we are more highly leveraged.  Other new accounting rules or regulations and varying interpretations of existing accounting rules and regulations have occurred and may occur in the future.  For instance, accounting regulatory authorities have indicated that they may begin to require lessees to capitalize operating leases in their financial statements in the next few years.  If adopted, such a change would require us to record a significant amount of lease related assets and liabilities on our balance sheet and make other changes to the recording and classification of lease-related expenses on our statements of operations and cash flow.  This and other future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our results of operations and financial position.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

There are no matters which are required to be reported under Item 1B.

ITEM 2.

PROPERTIES

Store Locations

Our stores are located primarily in shopping malls and retail centers in smaller to mid-sized cities and suburban areas.  Approximately 83% of our stores are located in enclosed malls that typically have numerous specialty stores and two or more general merchandise chains or department stores as anchor tenants.  The remainder of our Christopher & Banks, C.J. Banks and dual stores are located in power, strip and lifestyle shopping centers.  We opened our first outlet stores in fiscal 2011 and operated 25 locations in outlet centers as of March 24, 2012.

At March 24, 2012 Christopher & Banks, C.J. Banks, dual and outlet stores averaged approximately 3,300, 3,600, 3,800 and 3,900 square feet, respectively.  Approximately 85% of the total aggregate store square footage is allocated to selling space.

At March 24, 2012, we operated 673 stores in 44 states as follows:

	Christopher
State	& Banks	C.J. Banks	Dual	Outlet	Total Stores
Alabama	1	1	—	—	2
Alaska	—	—	—	—	—
Arizona	7	—	1	—	8
Arkansas	6	1	—	—	7
California	7	—	—	—	7
Colorado	16	7	1	1	25
Connecticut	3	—	—	—	3
Delaware	1	—	1	—	2
Florida	8	—	—	—	8
Georgia	3	—	1	—	4
Hawaii	—	—	—	—	—
Idaho	6	2	1	—	9
Illinois	16	13	6	1	36
Indiana	16	12	2	1	31
Iowa	15	9	5	1	30
Kansas	10	6	3	1	20
Kentucky	9	3	1	—	13
Louisiana	—	—	—	—	—
Maine	3	2	—	—	5
Maryland	6	1	—	—	7
Massachusetts	4	—	1	—	5
Michigan	21	14	4	2	41
Minnesota	25	10	6	3	44
Mississippi	—	—		—	—
Missouri	12	10	2	1	25
Montana	5	2	1	—	8
Nebraska	12	7	—	—	19
Nevada	—	—	—	—	—
New Hampshire	3	—	—	—	3
New Jersey	2	—	—	—	2
New Mexico	2	1	—	—	3
New York	15	10	5	—	30
North Carolina	5	1	1	—	7
North Dakota	6	4	—	—	10
Ohio	27	21	6	2	56
Oklahoma	7	1	—	1	9
Oregon	5	1	1	1	8
Pennsylvania	30	15	3	2	50
Rhode Island	—	—	—	—	—
South Carolina	2	—	—	1	3
South Dakota	4	1	2	—	7
Tennessee	5	3	4	1	13
Texas	11	2	—	—	13
Utah	9	3	—	—	12
Vermont	2	—	—	—	2
Virginia	10	4	1		15
Washington	14	6	2	2	24
West Virginia	6	4	1	—	11
Wisconsin	17	9	1	4	31
Wyoming	3	2	—	—	5
	397	188	63	25	673

Store Leases

All of our store locations are leased.  Lease terms typically include a rental period of ten years and may contain a renewal option.  Leases generally require payments of fixed minimum rent and contingent percentage rent, calculated based on a percent of sales in excess of a specified threshold.

The following table, which covers all of the stores operated by us at March 24, 2012, indicates the number of leases expiring during the periods indicated and the number of such leases with renewal options.  The number of stores with leases expiring in less than twelve months includes those stores which currently are operating on month-to-month terms.

	Number of	Number with
Period	Leases Expiring	Renewal Options
< 12 months	218	0
12-24 months	130	1
25-36 months	108	2
37-48 months	75	0
49-60 months	57	2
> 60 months	85	12
Total	673	17

For leases that expire in a given period, we plan to evaluate the projected future performance of each store location prior to lease expiration to determine if we will seek to negotiate a new lease for that particular location.

Corporate Office and Distribution Center Facility

In fiscal 2002, we purchased our 210,000 square foot corporate office and distribution center facility, located in Plymouth, Minnesota.  Prior to fiscal 2002, we leased this facility.  We utilize the entire facility for our corporate office and distribution center requirements and receive and distribute all of our merchandise for all of our stores through this one facility.  Management believes our corporate office and distribution center facility space is sufficient to meet our requirements for the next year.

e-Commerce Web Sites

In February 2008, we launched separate e-commerce web sites for our Christopher & Banks and C.J. Banks brands at www.christopherandbanks.com and www.cjbanks.com.  Web site hosting, order taking, customer service and order fulfillment related to our e-commerce operations are outsourced to a third-party provider.

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

ITEM 4.
MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A.
EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers as of March 24, 2012.

Name	Age	Positions and Offices
Joel N. Waller	72	President and Chief Executive Officer
Monica L. Dahl	45	Senior Vice President, Multi-Channel Marketing, Investor Relations and and Business Strategy
Luke R. Komarek	58	Senior Vice President, General Counsel and Corporate Secretary
Michael J. Lyftogt	43	Senior Vice President, Chief Financial Officer
Michelle L. Rice	37	Senior Vice President, Store Operations

Joel N. Waller was elected Chief Executive Officer effective February 17, 2012. Mr. Waller joined Christopher & Banks on December 14, 2011 as President for a one-year term.  Mr. Waller has more than 30 years of retail experience.  From 2008 to 2010, Mr. Waller served as President of the A.M. Retail Group, a specialty retailer of leather outerwear, accessories and apparel.  From 2005 to 2008, he was the Chief Executive Officer of The Wet Seal, Inc., a specialty retailer of juniors clothing, shoes and accessories.  Prior to that, he was the Chief Executive Officer of Wilsons Leather, a specialty retailer of leather outerwear, accessories and apparel, for approximately twenty years.  Mr. Waller has also served as an executive retail consultant.

Monica L. Dahl has served as Senior Vice President, Multi-Channel Marketing, Investor Relations and Business Strategy since November 2011.  From July 2010 through November 2011, Ms. Dahl served as Senior Vice President, e-Commerce, Planning & Allocation, and Strategy.  From August 2008 to July 2010, Ms. Dahl served as Senior Vice President, Planning & Allocation and e-Commerce.  From December 2005 to July 2008, she was Executive Vice President and Chief Operating Officer.  Ms. Dahl served as Vice President of Business Development from November 2004 to December 2005.  Upon joining the Company in May 2004, Ms. Dahl was Director of Business Development.  From January 1993 to April 2004, Ms. Dahl held various positions with Wilsons Leather, including Director of Sourcing; Divisional Merchandise Manager — Women’s Apparel; Director of Merchandise Planning; and several positions in the Finance department.  Ms. Dahl was with Arthur Andersen LLP from December 1987 to December 1992.

Luke R. Komarek has served as Senior Vice President, General Counsel since May 2007.  He was named Corporate Secretary in August 2007.  Prior to joining the Company, Mr. Komarek served as General Counsel, Chief Compliance Officer and Secretary at PNA Holdings, LLC and Katun Corporation, an office imaging and parts supplier, from March 2004 to May 2007.  Previously, Mr. Komarek served as Vice President of Legal Affairs and Compliance at Centerpulse Spine-Tech Inc. from February 2003 to March 2004.  Mr. Komarek was employed by FSI International, Inc., a semiconductor equipment company, from 1995 to 2002, most recently serving as Vice President, General Counsel and Corporate Secretary.

Michael J. Lyftogt was elected Senior Vice President, Chief Financial Officer in February 2011.  From July 2010 to February 2011 Mr. Lyftogt served as Chief Accounting Officer and Interim Chief Financial Officer.  Prior to his appointment as Chief Accounting Officer in July 2010, he served as Vice President, Finance from March 2006 to July 2010 and was the Company’s Controller from March 1998 through February 2006.  He also served as Interim Chief Financial Officer from December 2008 to June 2009.  Prior to joining the Company, Mr. Lyftogt was Controller for M.F. Bank & Company, Inc.  Mr. Lyftogt also has previous experience in public accounting.

Michelle L. Rice has served as Senior Vice President, Store Operations since January 2012.  From February 2011 through January 2012 she was Vice President, Store Operations.  From July 2010 until February 2011, Ms. Rice was Vice President, Stores and from August 2008, when she joined the Company, until July 2010 she was a Regional Vice President.  Ms. Rice has approximately 20 years of retail industry experience.  She was the Regional Sales Director at Fashion Bug, a division of Charming Shoppes, a fashion retailer of missy and plus size apparel, from November 2006 to August 2008 and was a District Operations Manager at TJX Corporation from 2003 to November 2006.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “CBK”.  The quarterly high and low closing stock sales price information for our common stock for the transition period and fiscal 2011 is included in the table below.

	Market Price
Quarter Ended	High	Low
January 28, 2012	$2.86	$2.02
November 26, 2011	$4.88	$2.47
August 27, 2011	$6.98	$4.42
May 28, 2011	$6.74	$5.89
February 26, 2011	$6.38	$5.21
November 27, 2010	$7.91	$5.15
August 28, 2010	$8.92	$6.00
May 29, 2010	$10.97	$7.33

As of March 24, 2012, we had 106 holders of record of our common stock and approximately 4,500 beneficial owners.  The last reported sales price on the NYSE of our common stock on March 24, 2012 was $2.25.

In fiscal 2004, our Board of Directors declared our first cash dividend.  The declaration provided for an on-going cash dividend of $0.04 per share to be paid quarterly, subject to Board approval.  In July 2006, our Board of Directors authorized an increase in the quarterly cash dividend to $0.06 per share.  A quarterly dividend was paid each quarter through October 2011 and in December 2011 we announced that our Board of Directors had suspended the payment of a quarterly dividend.

The following table sets forth information concerning purchases of our common stock for the periods indicated.

			Total Number	Maximum
			of Shares	Number
			Purchased as	of Shares that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs

November 27, 2011 - December 24, 2011	—	$—	—	$—

December 25, 2011- January 28, 2012	736	$2.31	—	—

Total	736	$2.31	—	$—

(1) The shares of common stock in this column represent shares that were surrendered to the Company by stock plan participants in order to satisfy minimum withholding tax obligations related to vesting of restricted stock awards.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on the Company’s common stock (“CBK”) from March 3, 2007 to January 28, 2012 to the cumulative total stockholder return of the S&P 500 Index and the S&P Apparel Retail Index.  The comparisons assume $100 was invested on March 3, 2007 in our common stock, the S&P 500 Index and the S&P Apparel Retail Index and also assumes that any dividends are reinvested.

ITEM 6.

SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited Consolidated Financial Statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Transition Report on Form 10-K and the Consolidated Financial Statements and related notes appearing in Item 8 of this Transition Report on Form 10-K.  The transition period ended January 28, 2012 consisted of 48 weeks.  All other years presented consisted of 52 weeks.

	Fiscal Year Ended
	(in thousands, except per share amounts and selected operating data)
	Jan. 28,	Feb. 26,	Feb. 27,	Feb. 28,	Mar. 1,
	2012(1)	2011	2010	2009	2008
Income Statement Data:
Net sales	$412,796	$448,130	$455,402	$530,742	$560,912
Merchandise, buying and occupancy costs	311,925	292,713	289,134	341,734	341,928
Selling, general and administrative expenses	131,259	142,461	138,711	172,295	161,180
Depreciation and amortization	20,202	24,736	25,985	26,264	21,764
Impairment and restructuring	21,183	2,779	2,939	4,557	411

Operating income (loss)	(71,773)	(14,559)	(1,367)	(14,108)	35,629
Other income	324	450	728	1,809	4,662
Income (loss) from continuing operations before income taxes	(71,449)	(14,109)	(639)	(12,299)	40,291
Income tax provision (benefit)	(387)	8,058	(797)	(4,215)	14,827
Income (loss) from continuing operations	(71,062)	(22,167)	158	(8,084)	25,464
Loss from discontinued operations, net of income tax	—	—	—	(4,666)	(8,446)
Net income (loss)	$(71,062)	$(22,167)	$158	$(12,750)	$17,018

Basic earnings (loss) per common share:
Continuing operations	$(2.00)	$(0.63)	$—	$(0.23)	$0.71
Discontinued operations	—	—	—	(0.13)	(0.24)
Earnings (loss) per basic share	$(2.00)	$(0.63)	$—	$(0.36)	$0.48
Basic shares outstanding	35,554	35,392	35,141	35,097	35,772

Diluted earnings (loss) per common share:
Continuing operations	$(2.00)	$(0.63)	$—	$(0.23)	$0.71
Discontinued operations	—	—	—	(0.13)	(0.24)
Earnings (loss) per diluted share	$(2.00)	$(0.63)	$—	$(0.36)	$0.47
Diluted shares outstanding	35,554	35,392	35,234	35,097	35,852

Dividends per share	$0.18	$0.24	$0.24	$0.24	$0.24

(1)  The year ended January 28, 2012 consisted of 48 weeks.  All other years presented consisted of 52 weeks.

	Jan. 28,	Feb. 26,	Feb. 27,	Feb. 28,	Mar. 1,
	2012(1)	2011	2010	2009	2008
Balance Sheet Data (at end of each period in thousands):
Cash, cash equivalents and short-term investments	$48,442	$76,772	$99,324	$78,814	$78,492
Merchandise inventory	39,455	39,211	38,496	38,828	43,840
Long-term investments	13,284	28,824	13,622	16,400	23,350
Total assets	166,016	234,163	267,297	290,142	311,792
Long-term debt	—	—	—	—	—
Stockholders’ equity	89,362	164,229	193,730	200,223	218,827
Working capital	45,160	83,415	108,321	94,059	95,968

Selected Operating Data:
Same-store sales increase (decrease) (2)	(5)%	(1)%	(15)%	(12)%	1%
Stores at end of period	686	775	806	815	837
Net sales per gross square foot (3)	$147	$154	$156	$188	$215

(1)  The transition period ended January 28, 2012 consisted of 48 weeks.  All other years presented consisted of 52 weeks.

(2)  Same store sales data is calculated based on the change in net sales for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall.  We typically do not expand or relocate stores within a mall.  Stores where square footage has been changed by more than 25 percent are excluded from the same store sales calculation for 13 full months.  Stores closed during the year are included in the same store sales calculation only for the full months of the year during which the stores were open.  In addition, sales which are initiated in stores but fulfilled through our e-commerce websites are included in the calculation of same store sales.

(3) The computation of net sales per gross square foot includes stores which were open for all months of the fiscal year.  Relocated and expanded stores, if any, are included in the calculation.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related Notes included in Item 8 of this Transition Report on Form 10-K.

Executive Overview

Christopher & Banks Corporation, a Delaware corporation, is a Minneapolis-based retailer of women’s apparel and accessories, which operates retail stores through its wholly owned subsidiaries.  On January 6, 2012, our Board of Directors amended and restated our By-Laws to provide that our fiscal year will end at the close of business on that Saturday in January or February which falls closest to the last day of January.  Prior to this change, our fiscal year ended at the close of business on that Saturday in February or March which fell closest to the last day of February.  As a result, this Transition Report on Form 10-K covers the transition period consisting of the eleven months (48 weeks) ended January 28, 2012 (“transition period” or “transition year”).  The fiscal years ended February 26, 2011 (“fiscal 2011”) and February 27, 2010 (“fiscal 2010”) each consisted of twelve months (52 weeks).  Therefore, when our results of operations for the transition period are being compared to the results for fiscal 2011, we are comparing results for an 11-month period to results for a 12-month period.  In addition, our fourth quarter for the transition period was shortened to the two-month period ended January 28, 2012.  In this Transition Report on Form 10-K our current fiscal year, the 53-week period ending February 2, 2013, is referred to as “fiscal 2012”.  We believe the change in our fiscal year end will provide certain benefits, including aligning our reporting periods to be more consistent with those of other specialty retail apparel companies.

As of January 28, 2012, we operated 686 stores in 44 states, including 402 Christopher & Banks stores, 199 C.J. Banks stores, 62 dual concept stores and 23 outlet stores.  Our Christopher & Banks brand offers distinctive fashions featuring exclusively designed, coordinated assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P.  Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W.  Our dual concept and outlet stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the petite, missy and women-size customer in one location. We also operate e-Commerce web sites for our two brands at www.christopherandbanks.com and www.cjbanks.com which, in addition to offering the apparel and accessories found in our stores, also offer exclusive sizes and styles available only online.

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

Transition Period Summary

The transition period was extremely challenging for Christopher & Banks as we reported a net loss of $71.1 million, or $2.00 per share.  Customers did not respond favorably to our merchandise assortment throughout the year, but particularly in the third and fourth quarters when we provided more fashion forward product at higher price points.  As a result, same store sales declined 5% for the year and merchandise margins declined by approximately 1,130 basis points when compared to fiscal 2011.  This dramatic reduction in merchandise margins was the result of a considerable increase in promotional activity as we took deeper markdowns to drive sales and clear through slower selling product.  Our merchandise margins were also impacted by year-over-year increases in product costs which we were not able to pass on to our customers, as there was poor acceptance of many of our product offerings at the full retail ticket price.

We ended the transition period with cash, cash equivalents, and short and long-term investments of $61.7 million, compared to $105.6 million as of February 26, 2011.  Total inventory was $39.5 million at January 28, 2012, compared to $39.2 million at February 26, 2011.  The increase in inventory was largely due to higher e-commerce inventory and to a shift in payment terms made by the Company in February 2011, which became effective in the second quarter of the transition period.

Other Developments

Effective February 17, 2012, we announced that our Board of Directors had elected Joel N. Waller as our President and Chief Executive Officer.  Mr. Waller joined Christopher & Banks on December 14, 2011 as President for a one-year term.  Mr. Waller replaced Larry C. Barenbaum, our former Chief Executive Officer, who resigned all positions with the Company, including the position of Director, effective February 17, 2012.  We incurred a pre-tax severance charge of approximately $0.3 million in the first quarter of fiscal 2012 in connection with Mr. Barenbaum’s resignation.  At the same time, we also announced that our Board of Directors had formed a committee to commence a search for a permanent Chief Executive Officer.

Our Board elected Lisa W. Pickrum to our Board effective June 1, 2011.  Effective July 27, 2011, Robert Ezrilov’s term as director ended and he retired from the Board.  As of March 24, 2012, the Board consisted of seven directors, all of whom are independent directors.

Outlook and Initiatives

Our results of operations for the eleven months ended January 28, 2012 reflect difficulties in improving net sales and in maintaining an acceptable gross margin, particularly given the level of our aggressive promotional activity.  We expect these trends will continue into the first and second quarters of fiscal 2012 as highly promotional activity will continue to be required to clear residual holiday/winter merchandise deliveries.  In addition, we anticipate margins will continue to be pressured in the first and second quarters of fiscal 2012 as we do not expect to be able to pass on the full impact of higher product costs to our customers, given the overall resistance of our customers to full retail ticket prices in the second half of the transition period.

Based on our current plans for our next fiscal year, we believe cash flows from operating activities, working capital and borrowing availability under our Credit Facility will be sufficient to meet our operating and capital expenditure requirements for the next twelve months.  While we expect to see a continuation of challenging sales and gross profit margin trends in the first half of our next fiscal year, our operating plan contemplates improvements in net sales per store, operating results and cash flows from operations. The plan is dependent on our ability to consistently deliver merchandise that is appealing to our customer on a competitive and profitable basis and to effectively manage our costs in order to satisfy our working capital and other operating cash requirements.

The ability to achieve our operating plan is based on a number of assumptions which involve significant judgment and estimates of future performance.  If our sales, gross margins and operating results continue to fall short of our expectations, we may be required to access some, if not all, of our Credit Facility and potentially require other sources of financing to fund our operations.  We will continue to monitor our performance and liquidity and, if we believe it is appropriate or necessary to borrow under the Credit Facility or obtain additional liquidity, we would anticipate taking further steps intended to improve the Company’s financial position, such as modifying our operating plan, seeking to further reduce costs, decrease our cash spend and/or capital expenditures, as well as evaluating alternatives and opportunities to obtain additional sources of liquidity through the debt or equity markets.  It is possible these actions may not be sufficient or available or, if available, available on terms acceptable to us.

Chief Executive Officer

Joel N. Waller initially joined Christopher & Banks on December 14, 2011 as President for a one-year term.  On February 17, 2012, Mr. Waller was elected by our Board of Directors as Chief Executive Officer in connection with Larry C. Barenbaum’s resignation as Chief Executive Officer.  Mr. Waller brings extensive retail experience to Christopher & Banks, having served as Chief Executive Officer for Wilsons Leather and The Wet Seal, Inc.  While his initial focus has been on product development, sourcing and merchandising, Mr. Waller also brings significant management and operational experience to our organization that we believe will assist us in revitalizing our business in our efforts to return to profitability.

Merchandising

In the third quarter of the transition period, we also reestablished the position of Divisional General Merchandise Manager in our merchandise area.  We added two Divisional General Merchandise Managers, one for the Christopher & Banks division and one for the C.J. Banks division.  One of the Divisional General Merchandise Managers was promoted internally, while the other is a new hire.  Both individuals bring strong retail experience and merchandising disciplines to our merchant team.  With the recent addition of our new President and Chief Executive Officer, and the reestablishment of the Divisional General Merchandise Manager positions, we are in the process of reevaluating our merchandising and sourcing strategies.  Our merchant team is currently focused on delivering increased sales and improved gross profit through executing the following initiatives:

•Provide a balanced merchandise assortment

In the third and fourth quarters of the transition period, the majority of our merchandise assortments consisted of higher-priced, fashion-forward styles.  We provided our customer with too many upscale choices at prices our customers were unwilling to pay.  The result was a significant increase in markdown levels required to compel our customers to purchase and allow us to clear-through slow-selling styles.

Our merchants began impacting a portion of our Summer fiscal 2012 product deliveries by editing the number of styles offered and reducing retail ticket prices to levels more in-line with our traditional offerings and more acceptable to our customers.  Going forward, our merchants are focusing on building assortments that are more balanced by increasing the amount of ‘good’ and ‘better’ product offerings and decreasing the number of ‘best’ styles.  This involves increasing the penetration of core product in our deliveries, including basic knit layering pieces and classic bottoms, increasing the representation of mid-priced ‘better’ selections, while reducing the number of higher priced ‘best’ styles.  Our goal is to reduce the overall number of unique styles we carry, which will allow us to present a more focused and compelling product assortment with fewer, more relevant selections.  We expect these efforts will be fully reflected in our September in-store product offerings.

•Reduction and simplification of price points

We increased our retail ticket prices in the transition period and our customers failed to respond positively.  The price increases resulted from elevated commodities costs and providing more intricately constructed styles.  Our customers were highly resistant to the increased price points.  As we move forward, our goal is to mitigate markdown levels by offering more attractive opening price points and simplifying the number of price points offered to our customers.

The change in our approach to pricing is intended to work hand-in-hand with our ‘good, better, best’ product initiative.  As we increase the penetration of core product offerings in our assortments, we expect to be able to drive sales volume by offering more styles at attractive opening price points that we believe our customers will accept without steep discounting.  In addition, we will reduce the number of price points across all categories to simplify the shopping experience.  Finally, we are committed to offering our customers value.  All styles, including those falling into our ‘better’ and ‘best’ classifications, will be priced at levels that are more attractive to our customers. We believe that this will result in improved sales, reduced markdowns and increased gross profit.

•Implement a more targeted promotional cadence and markdown strategy

We are analyzing our promotional cadence and adjusting our markdown strategy in an effort to minimize and reverse the significant merchandise margin erosion we experienced in the transition period.  While we anticipate that in order to be competitive we will need to continue to be promotional in fiscal 2012, we are testing and implementing more targeted, unique promotions in an effort to improve merchandise margins and lessen our reliance on storewide promotional events.  In addition, we have adopted a more focused and timely approach to our markdown process that quickly addresses underperforming styles on a unique basis in an effort to utilize our markdowns as efficiently as possible.

•Improve product flow, speed to market and reduce lead times

Historically we have developed and delivered a full, unique merchandise assortment to our stores on a monthly basis.  In order to simplify and accelerate our product development process, we will reduce the number of major product deliveries in half to six times annually beginning in September 2012.  To maintain product freshness, we will supplement the major deliveries with a consistent flow of replenishment product and select new colors and styles to all stores on an ongoing basis.

More robust product testing efforts will also be incorporated into our development process while we work with current and new suppliers to identify opportunities to shorten product lead times and enhance our ability to react quickly to current selling trends in-season.

Restructuring/Store Closing Initiative

On November 11, 2011, we announced that, following an in-depth analysis of our store portfolio, the Board approved a plan to close approximately 100 stores, most of which were underperforming.  Ultimately, 103 stores were identified for closure, and these closings are expected to positively impact results of operations in our next fiscal year.  This group of stores generated approximately $35 million of sales and store-level operating losses of approximately $11 million, which included approximately $7 million of non-cash impairment charges, on a trailing 12-month basis through January 28, 2012.  Ninety of the 103 stores identified for closure were closed in the transition period, with two closing in November, seven closing in December and 81 closing in January.  We closed five stores in February 2012, six stores in March 2012 and expect to close the remaining two stores by the end of fiscal 2012.

In addition to the store closures, we are seeking to restructure the occupancy costs of a majority of our remaining stores and to convert or consolidate a number of existing Christopher & Banks and C.J. Banks stores into dual stores.  In 19 of the centers where we closed stores in the fourth quarter, we converted the remaining sister store into a dual-store location in order to continue to serve all of our missy, petite and women’s plus size customers in those locations.  The store closings resulted in the termination of approximately 27% of our store operations field management team and 14% of our overall full-time and part-time store sales associate positions.  The Company also reduced its corporate office headcount by approximately 15% during the third and fourth quarters of the transition period.

The Company recorded total restructuring and asset impairment charges of approximately $21.2 million in the transition period.  In the third quarter, we recorded $11.4 million of non-cash asset impairment charges, which consisted of approximately $7.4 million of asset impairment charges related to stores identified for closure and a non-cash charge of approximately $4.0 million related to store level asset impairments for stores which the company will continue to operate.  We also recorded a $0.8 million charge in the third quarter related to severance charges for field management and corporate office personnel who were terminated in October 2011 and for field associates who were terminated as a result of the store closures.

In the fourth quarter of the transition period, we recorded total restructuring charges of $9.0 million.  Approximately $8.3 million related to accrued lease termination costs associated with the 103 stores identified for closure.  The Company is in the process of negotiating termination agreements with these landlords and expects to settle these liabilities within the next twelve months.  The charge also included approximately $0.4 million of severance charges related to additional terminations at our corporate office and in our field organization and $0.3 million of other miscellaneous store closing costs.  The following table details information related to restructuring and impairment charges recorded during the transition period.

		Lease
	Severence	Termination	Asset
	Accrual	Oligations	Impairment	Other	Total
Balance, February 26, 2011	$—	$—	$—	$—	$—

Asset impairment charge	—	—	11,445	—	11,445
Restructuring charge	1,168	8,225	—	345	9,738
Total charges	1,168	8,225	11,445	345	21,183

Non-cash charges	—	—	(11,445)	(106)	(11,551)
Deferred lease obligations on closed stores	—	3,587	—	—	3,587
Cash payments	(310)	—	—	(239)	(549)

Balance, January 28, 2012	$858	$11,812	$—	$—	$12,670

Real Estate

In addition to the store closing/restructuring initiative, we have reevaluated our overall real estate strategy, including converting and combining existing Christopher & Banks and C.J. Banks locations into dual stores and reducing the number of new dual and outlet store openings.  We began the transition period with 517 Christopher & Banks stores, 252 C.J. Banks stores, three dual stores and three Outlet stores.  During the year we opened nine new dual stores, 20 new outlet stores and one new Christopher & Banks store.  In addition to the nine new dual stores requiring a capital investment, we converted 22 dual stores where we combined a Christopher & Banks store and a C.J. Banks store into one of the existing locations.  We also created 29 additional dual stores by adding women’s plus size merchandise to existing Christopher & Banks stores.

In the eleven months ended January 28, 2012, we closed a total of 119 stores, including the 90 stores which were part of our store closing initiative.  In addition, we converted 22 dual stores in existing locations where a Christopher & Banks and a C.J. Banks store were converted into one location and, as mentioned above, we created 29 additional dual stores by adding women’s plus size merchandise to existing Christopher & Banks stores.  As a result, we ended the year with 402 Christopher & Banks stores, 199 C.J. Banks stores, 62 dual stores and 23 outlet stores.  For fiscal 2012, we intend to conserve cash by minimizing capital expenditures related to new store openings.  New store projects will be limited to a few strategic repositionings and combinations of existing Christopher & Banks and C.J. Banks stores.  We also intend to open outlet locations in markets where we deem it is strategically important to maintain a store location.

Customer Experience

In an effort to drive overall productivity, we continue to strive to enhance our customer experience. We have focused our associates on strengthening our selling culture while providing more knowledgeable selling and personalized service to our customers.  In the transition period, we reintroduced a selling program that includes a significant focus on grass roots connections with our customers and improving our store associates’ product knowledge.  We also continue to strive to deliver exceptional personalized customer service in a warm and inviting store environment.

In addition, we continue to refine and add new visual merchandising elements to our stores to maximize merchandise displays to provide more compelling and clearer product messages.  This is intended to drive increased numbers of new and existing customers into our stores through a more organized presentation of merchandise and product outfitting options.

Marketing

In the transition period, we spent approximately 1.7% of sales on marketing-related efforts, up from approximately 1.5% of sales in fiscal 2011.  In fiscal 2012 we plan to spend slightly less on marketing as a percent of sales than in the transition period.  Our marketing efforts will continue to be focused on strengthening communications with our customers through e-mail and direct mail.  In the transition period, we delivered 10 direct mail pieces and we plan to execute approximately 10 direct mail campaigns again in fiscal 2012.  We utilize a customer relationship management system to track customer transactions and analyze strategic decisions for our e-mail and direct mail initiatives.  In the transition period, we also completed an initiative to develop a stronger brand presence to ensure consistency in the messages we are sending to our customers, including delivering a consistent look and feel across our stores and e-commerce web sites.

In fiscal 2011, we launched our Friendship Rewards loyalty program.  Friendship Rewards is a point-based program where members earn points based on purchases.  After reaching a certain level of accumulated points, members are rewarded with a certificate which may be applied towards purchases at our stores or web sites.  The program has helped us to build our customer database and we will continue to refine the program to encourage increased purchases by our Friendship Rewards members.

In April 2012, we plan to launch our Christopher & Banks/C.J. Banks private label credit card.  This program will work in conjunction with Friendship Rewards to provide our customers who place purchases on their card with special benefits and incentives.  In addition, we plan to utilize a number of direct mail and e-mail campaigns, along with in-store contests, to promote the new Christopher & Banks/C.J. Banks card.

e-Commerce

Over the past few years, we have experienced continued growth in our e-commerce sales.  We are focused on continuing to grow this business channel and increase its rate of growth.  During the transition period, we increased our promotional activity in the e-commerce channel to lift customer conversion and increase sales.  We continue to offer extended women’s sizes and petites, plus dresses and outerwear in this channel.

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Same store sales

Our same store sales data is calculated based on the change in net sales for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall.  Stores where square footage has been changed by more than 25 percent are excluded from the same store sales calculation for 13 full months.  In addition, stores which are closed and converted to a different store concept resulting in a significant change in the product mix are also excluded from the calculation of same store sales for 13 full months.  Stores closed during the year are included in the same store sales calculation only for the full months of the year the stores were open. In addition, sales which are initiated in stores but fulfilled through our e-Commerce websites are included in the calculation of same store sales.

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

Inventory turnover

Our management evaluates inventory turnover as a measure of how productively inventory is bought and sold.  Inventory turnover is important as it can signal slow-moving inventory, which can be critical in determining the need to take markdowns on merchandise.  In addition, our Amended and Restated Revolving Credit Facility with Wells Fargo Bank, National Association, contains a financial covenant requiring the company to maintain minimum inventory turns of 2.50 to 1.00 as of the end of each of the four quarters in fiscal 2012 and to maintain minimum inventory turns of 2.70 to 1.00 as of the end of each quarter thereafter.

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

We experienced challenging sales and gross profit margin trends throughout the transition period and, as a result, our cash and investment balances decreased to $61.7 million as of January 28, 2012 from $105.6 million at February 26, 2011.  The gross profit margin trend is expected to continue at least through the first half of fiscal 2012.  We expect to see potential for margin improvement later in fiscal 2012 as a result of our recent merchandise and sourcing initiatives.  If these initiatives are realized, they also will improve our liquidity in the absence of continued deterioration in our business trends.  Our operating plan contemplates improvements in net sales, operating results and cash flows from operations during fiscal 2012.  The plan is dependent on our ability to consistently deliver merchandise that is appealing to our customer on a competitive and profitable basis and to effectively manage our costs to satisfy our working capital and other operating cash requirements.

While our strategic initiatives for fiscal 2012 are designed to improve sales per-store and operating results overall, their effect has not yet been fully realized.  Given the recent addition of a new Chief Executive Officer and President and the recent addition of two Divisional General Merchandise Managers, we have been reevaluating and implementing changes in our merchandise and sourcing processes and procedures that are intended to improve gross margins.  However, if these initiatives fail to achieve the expected results and our sales, gross margins and operating results continue to fall short of our expectations, our cash flows may not be sufficient to meet our cash requirements at all times in fiscal 2012 and we may need to borrow under the Credit Facility and seek other sources of liquidity.  In order to provide the Company with greater financial flexibility, the Board approved the suspension of the payment of a quarterly dividend, which the Company announced on December 14, 2011.

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

Results of Operations

The following table sets forth consolidated income statement data expressed as a percentage of net sales for the last three fiscal years and should be read in conjunction with “Selected Financial Data” in Item 6 of this Transition Report on Form 10-K.

	Eleven Months Ended	Twelve Months Ended
	January 28,	February 26,	February 27,
	2012	2011	2010

Net sales	100.0%	100.0%	100.0%
Merchandise, buying and occupancy costs	75.6	65.3	63.5
Selling, general and administrative expenses	31.8	31.8	30.5
Depreciation and amortization	4.9	5.5	5.7
Impairment & restrucuring charges	5.1	0.6	0.6
Operating loss	(17.4)	(3.2)	(0.3)
Other income, net	0.1	0.1	0.1

Operating loss	(17.3)	(3.1)	(0.2)
Income tax provision (benefit)	(0.1)	1.8	(0.2)

Net loss	(17.2)	(4.9)	(0.0)

The Transition Period Compared to Fiscal 2011

The results below are for the 48-week period ended January 28, 2012, compared to the 52-week period ended February 26, 2011, as a result of our fiscal year-end change.  The transition period was an 11-month year and many of the differences on comparisons in the reported results are directly impacted by this one month difference.

Net Sales.  Net sales for the 48-week period ended January 28, 2012 were $412.8 million, a decrease of $35.3 million or 7.9%, from net sales of $448.1 million for the 52-week period ended February 26, 2011.  Approximately $22 million of the decrease was due to the change in our fiscal year, referred to above.  A 5% decrease in same store sales for the eleven months ended January 28, 2012 also contributed approximately $21 million of the decline in sales.

The Company also operated fewer stores during the transition period compared to fiscal 2011.  The factors above were offset by a smaller increase in the liability related to points and reward certificates earned by customers in conjunction with our Friendship Rewards loyalty program during the transition period as compared to fiscal 2011.  In addition, the Company reported an approximate $6 million increase in e-Commerce revenues for the 11 months ended January 28, 2012, compared to the 12 months ended February 26, 2011.

The 5% decrease in same store sales was largely a result of a decrease in average transaction value as the number of transactions per store was essentially flat in the transition period, as compared to fiscal 2011.  Transaction values declined as customers purchased fewer units per transaction at a slightly lower average selling price per unit.  The Company operated 686 stores as of January 28, 2012, compared to 775 stores as of February 26, 2011.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $311.9 million, or 75.6% of net sales in the transition period, compared to $292.7 million, or 65.3% of net sales, in fiscal 2011, resulting in an approximate 1020 basis point decrease in our gross profit margin during the year, which was primarily a result of declines in our merchandise margins.

Merchandise margins declined approximately 1,040 basis points in the transition period primarily due to an 870 basis point increase in markdowns as a percentage of net sales.  Promotional activity was increased considerably as we took deeper markdowns to drive sales and clear through slower selling product due to poor customer acceptance of our merchandise at its full ticket or a slightly reduced retail price.  Our merchandise margins were also impacted in the transition period by year-over-year increases in product costs related to improvements in garment construction and enhanced styling elements, along with higher prices for cotton and synthetic fibers and increased production labor and transportation costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the fiscal year ended January 28, 2012 were $131.3 million, or 31.8% of net sales, compared to $142.5 million, or 31.8% of net sales, for the fiscal year ended February 26, 2011.

In addition to a reduction in costs directly related to our shortened eleven-month transition period, compared to our 12-month fiscal 2011, the following factors impacted selling general and administrative expenses for the transition period when compared to the previous fiscal year.  Approximately $1.5 million of severance expense related to the termination of our former CEO and CFO, who left the Company during fiscal 2011, were included in fiscal 2011 selling, general and administrative expenses.  Medical claims and workers compensation insurance expense were both lower as a percentage of sales for the 11-month period ended January 28, 2012, compared to the 12-month period ended February 26, 2011, due to a reduction in claims incurred and paid during fiscal 2012.  These savings were offset by higher store selling salaries and increased e-commerce related expenses which experienced deleverage with the 5% decrease in same store sales in the transition period compared to fiscal 2011.

Depreciation and Amortization.  Depreciation and amortization expense was $20.2 million, or 4.9% of net sales, in the transition period, compared to $24.7 million, or 5.5% of net sales, in fiscal 2011.  The decrease in the amount of depreciation and amortization expense primarily resulted from a reduction in our depreciable asset base related to asset impairment charges of $11.4 million and $2.8 million recorded in the transition period and fiscal 2011, respectively, as well as an approximate $1.7 million reduction in expense related to the shortened 11-month transition period.

Impairment and Restructuring.  In the transition period, we recorded approximately $21.2 million of expenses related to asset impairment and restructuring charges.  The charge included $11.4 million of asset impairment charges related to approximately 100 stores, most of which were underperforming, which were closed in the fourth quarter of the transition period or will be closed early in fiscal 2012.  We also recorded approximately $8.3 million related to lease termination accruals for stores which were closed during the fourth quarter of the transition period and severance charges of approximately $1.2 million related to positions which were eliminated in our corporate office and field management organization, as well as positions related to closed stores.

In addition, we recorded approximately $0.3 million of other miscellaneous store closing costs in the fourth quarter of the transition period.  In fiscal 2011, we recorded non-cash asset impairment charges of $2.8 million in the fourth quarter.

Operating Loss.  As a result of the foregoing factors, we reported an operating loss of $71.7 million, or 17.4% of net sales, for the 48 weeks ended January 28, 2012, compared to an operating loss of $14.6 million, or 3.2% of net sales, for the 52 weeks ended February 26, 2011.

Other Income. Other income for the 11-month period ended January 28, 2012 included interest income of approximately $0.2 million and gain on investments of approximately $0.1 million.  For the fiscal year ended February 26, 2011, other income included interest income of approximately $0.4 million and gains on investments of approximately $40,000.

Income Taxes.  We recorded an income tax benefit of approximately $0.4 million, with an effective tax rate of 0.5%, for the 11-month period ended January 28, 2012.  We recorded income tax expense of $8.1 million, with an effective tax rate of (57.1) %, for the twelve-month period ended February 26, 2011.  Income tax expense for fiscal 2011 reflects a non-cash charge of $10.6 million to establish a full valuation allowance on our net deferred tax assets.  Our effective tax rate for the transition period reflects the ongoing impact of the full valuation allowance on our net deferred tax assets.

Net Loss.  As a result of the foregoing factors, we reported a net loss of $71.1 million, or 17.2% of net sales, for the eleven months ended January 28, 2012, compared to a net loss of $22.2 million, or 4.9% of net sales, for the 12-months ended February 26, 2011.

Fiscal 2011 Compared to Fiscal 2010

Net Sales.  Net sales for the 52-week period ended February 26, 2011 were $448.1 million, a decrease of $7.3 million or 1.6%, from net sales of $455.4 million for the 52-week period ended February 27, 2010.  The decrease in our net sales resulted from a 1% decrease in same store sales, combined with a decrease in the number of stores operated during fiscal 2011 as compared to fiscal 2010.  In addition, revenue declined by approximately $2.9 million due to a reduction in net sales related to accrued unearned revenue for points accumulated by customers and certificates issued in conjunction with the Company’s Friendship Rewards loyalty program, which was established in early fiscal 2011.  The decrease in net sales was partially offset by increases in revenues at our Christopher & Banks and C.J. Banks e-commerce web sites in fiscal 2011.

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

Impairment of Store Assets.  In the fourth quarter of fiscal 2011, we recorded long-lived store-level asset impairment charges of $2.8 million related to underperforming Christopher & Banks and C.J. Banks stores, compared to $2.9 million of store-level asset impairment charges in fiscal 2010.  A portion of the asset impairment charges recognized in fiscal 2011 and fiscal 2010 related to accelerated depreciation on the remaining book value of underperforming stores to be closed in the first half of the transition period and fiscal 2011, respectively.

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

Liquidity and Capital Resources

Our operating losses in our transition period have begun to challenge our capital resources, with net cash used in operating activities for the eleven months ended January 28, 2012 totaling $25.9 million, compared to net cash provided by operating activities of $7.8 million for the twelve months ended February 26, 2011.  Management evaluates cash flow from operations, investing activities and financing activities in determining the sufficiency of our cash position.  Cash flow from operations has historically been sufficient to provide for our uses of cash.  We expect to operate our business and execute our strategic initiatives principally with funds generated from operations and, if necessary, from our revolving Credit Facility, subject to compliance with the applicable financial covenants.  While we expect to see a continuation of challenging sales and gross profit margin trends into fiscal 2012, our operating plan contemplates improvements in net sales, operating results and cash flows from operations.  The operating plan is dependent on our ability to consistently deliver merchandise that is appealing to our customer on a competitive and profitable basis and to effectively manage our costs to satisfy our working capital and other operating cash requirements.

The ability to achieve our operating plan is based on a number of assumptions which involve significant judgment and estimates of future performance.  While our strategic initiatives are designed to improve sales and operating results, they are still in their early stages, and our overall operating results have fluctuated significantly.  Our cash flows and other sources of liquidity may not be sufficient to meet our cash requirements at all times in fiscal 2012 if we fail to complete these objectives or achieve our estimated levels of performance.

We will continue to monitor our performance and liquidity and, if we believe it is appropriate or necessary to obtain additional liquidity, we will take further steps intended to improve the Company’s financial position, such as by modifying our operating plan, seeking to further reduce costs, decreasing cash spend and/or capital expenditures and evaluating alternatives and opportunities to obtain additional sources of liquidity through the debt or equity markets.  We cannot be assured that any of these actions would be sufficient or available or, if available, available on terms acceptable to us.

The following summarizes our cash flows from each of the past three fiscal years (in thousands):

	Eleven	Twelve
	Months Ended	Months Ended
	January 28,	February 26,	February 27,
	2012	2011	2010
Net cash (used in) provided by operating activities	$(25,880)	$7,793	$31,346
Net cash (used in) provided by investing activities	29,515	7,107	(64,571)
Net cash (used in) provided by financing activities	(6,565)	(8,261)	(8,516)
Net increase (decrease) in cash and cash equivalents	$(2,930)	$6,639	$(41,741)

Net cash provided by (used in) operating activities

Net cash used in operating activities totaled $25.9 million in the transition period, a decrease of $33.7 million from cash provided by operating activities of $7.8 million in fiscal 2011.  The decrease was largely due to the increase in net loss between the transition period and fiscal 2011.  We reported a net loss of $71.1 million for the eleven months ended January 28, 2012, compared to a net loss of $22.2 million for the year ended February 27, 2011.

Significant fluctuations in our working capital accounts in the transition period included a $5.1 million decrease in income taxes receivable, a $4.4 million decrease in deferred lease incentives, a $4.7 million increase in accrued liabilities and an $8.0 million increase in total accrued lease termination fees.  The decrease in income taxes receivable resulted from the receipt of income tax refunds in the transition period related to overpayments made in fiscal 2011.  Lease termination fees accrued liabilities increased as a result of recording an $11.8 million accrual related to lease termination accruals on stores which were closed in the fourth quarter of the transition period.  Additionally, accrued salaries, wages and related expenses decreased due to a $1.5 million decrease in the accrued vacation liability.  The decrease in deferred lease incentives relates to the write-off of unamortized tenant allowances associated with stores closed during the transition period, as well as amortization of tenant allowances on stores continuing to operate.

The remainder of the change in cash provided by operating activities in the transition period was substantially the result of the net loss of $71.1 million, after adjusting for non-cash charges, including depreciation and amortization expense, store-level asset impairment charges, adjustments to deferred income taxes, stock-based compensation expense, loss on the disposal of furniture, fixtures and equipment and losses on investments, combined with various changes in our other operating assets and liabilities.

Net cash provided by investing activities

Net cash provided by investing activities in the transition period was $29.5 million, an increase of $22.4 million from $7.1 million in fiscal 2011.  Activity for the eleven months ended January 28, 2012 included approximately $41.1 million of net redemptions of investments, offset by $11.7 million of capital expenditures.  We opened 30 new stores during the transition period and also made technology-related and other investments in our stores, corporate office and distribution center facility during the transition period ended January 28, 2012.

We expect to fund approximately $6 million of capital expenditures in our next fiscal year to open approximately seven new stores, to invest in product displays and fixtures at all stores to enhance the visual presentation of our merchandise and to make other investments in our stores, corporate office and distribution center and information technology infrastructure.

Net cash used in financing activities

Net cash of $6.6 million was used in financing activities in the transition period, a decrease of $1.7 million from fiscal 2011.  In the transition period, we declared and paid three quarterly cash dividends of $0.06 per share and paid approximately $0.1 million in payroll taxes related to shares which were surrendered to the Company by stock plan participants in order to satisfy withholding tax obligations related to the vesting of restricted stock awards.  On December 14, 2011, we announced that the Board of Directors suspended the payment of a quarterly cash dividend.

Credit facility

We maintain an Amended and Restated Revolving Credit Facility (the “Credit Facility” or “Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  The Credit Facility provides us with revolving credit loans and letters of credit of up to $50 million, in the aggregate, subject to a borrowing base formula based on inventory levels.

On June 29, 2011, we entered into the Sixth Amendment to the Credit Facility (the “Sixth Amendment”) with Wells Fargo.  The Sixth Amendment extended the maturity date of the Credit Facility by three years from June 30, 2011 to June 30, 2014.  In addition, the Sixth Amendment changed the interest calculation under the Credit Facility.  Previously, interest was calculated based on either the prime rate minus 0.25% or the one, three or six month London Interbank Market Offered Rate (“LIBOR”) based on the length of time the corresponding advance was outstanding.  Under the Sixth Amendment, interest is calculated based on the three month LIBOR plus 2.0%, reset daily.

We entered into the Seventh Amendment to the Credit Facility (the “Seventh Amendment”) with Wells Fargo on January 25, 2012.  Under the Seventh Amendment Wells Fargo consented to our change in fiscal year end to the Saturday closest to January 31 as approved by our Board of Directors on January 6, 2012 and effective with the transition period ending January 28, 2012.

On March 22, 2012, we entered into the Eighth Amendment to the Credit Facility (the “Eighth Amendment”) with Wells Fargo.  The Eighth Amendment addressed certain terms and financial covenants of the Credit Facility, including reducing the minimum required inventory turns ratio from 2.70 to 1.00, to 2.50 to 1.00 for each quarter during fiscal 2012.  The minimum required inventory turns ratio then reverts back to 2.70 to 1.00 for each fiscal quarter ending after February 2, 2013.

In addition, the Eighth Amendment adjusted the minimum required cash on hand to $20.0 million at the end of the first and second quarters of fiscal 2012 and $25.0 million at the end of each quarter thereafter.  The Eighth Amendment also adjusted the maximum line amount available between December 1 and August 31 of each calendar year of the Facility to the lesser of 85% of the net orderly liquidation value of eligible inventory, as defined in the Facility, or 70% of eligible inventory and between September 1 and November 30 of each calendar year of the Facility to the lesser of 90% of the net orderly liquidation value of eligible inventory or 80% of eligible inventory.

Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion as defined in the agreement, a collateral monitoring fee and a guaranteed service charge.  Borrowings under the Credit Facility are collateralized by our equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.  We had no revolving credit loan borrowings under the Credit Facility during the transition period or fiscal 2011.  Historically, we have utilized the Credit Facility only to open letters of credit.  The borrowing base at January 28, 2012 was $13.1 million.  As of January 28, 2012, we had open on-demand letters of credit in the amount of $3.5 million.  Accordingly, the availability of revolving credit loans under the Credit Facility was $9.6 million at January 28, 2012.

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of January 28, 2012, the most recent measurement date, we were in compliance with all financial covenants under the Credit Facility and, based on the provisions of the Eighth Amendment, we anticipate we will be in compliance with all financial covenants of the Credit Facility at the end of each quarter in fiscal 2012.  While we do not currently anticipate the need to borrow against our Credit Facility in fiscal 2012, failure to remain in compliance with the financial covenants could constrain our operating flexibility and our ability to fund our business operations through use of the Credit Facility.

Contractual Obligations

The following table summarizes our contractual obligations at January 28, 2012 (in thousands):

Payments Due In
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$—	$—	$—	$—	$—

Capital lease obligations	—	—	—	—	—

Operating leases	153,024	40,043	59,496	30,937	22,548

Purchase obligations	—	—	—	—	—

Other liabilities	—	—	—	—	—

Total	$153,024	$40,043	$59,496	$30,937	$22,548

The table above does not include possible payments for uncertain tax positions.  Our reserve for uncertain tax positions, excluding interest and penalties, was approximately $0.9 million at January 28, 2012.  Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities.

Our contractual obligations include operating leases for each of our retail store locations and vehicles.  The amount for operating leases reflected in the table above includes future minimum rental commitments only and excludes common area maintenance charges, real estate taxes and other costs associated with operating leases.  These types of costs, which are not fixed and determinable, totaled $25.0 million, $29.6 million and $33.7 million in the transition period, 2011 and 2010, respectively.  The Company has recorded liabilities of $3.8 million within current liabilities and $8.0 million within long-term liabilities related to future lease payments, net of assumed sublease rentals, related to stores which the Company closed in the fourth quarter of the transition period.  Future minimum lease payments on these leases are included in the table above.  The Company is in the process of negotiating termination agreements with these landlords and expects to settle these liabilities within the next twelve months.

At January 28, 2012, we had no other contractual obligations relating to short or long-term debt, capital leases or non-cancelable purchase obligations.  In addition, we had no contractual obligations relating to the other liabilities recorded in our balance sheet under accounting principles generally accepted in the United States of America.  As of January 28, 2012, our other liabilities consisted solely of deferred rent, deferred lease incentives and deferred income taxes.

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

Related Party Transactions

The Company or its subsidiaries have for the past several years purchased goods from G-III Apparel Group Ltd. (“G-III”) or its related entities.  On January 3, 2011, Morris Goldfarb, the Chairman of the Board and Chief Executive Officer of G-III, became a director of the Company.  In the transition period and fiscal 2011, the purchases made by the Company and its subsidiaries from G-III and its related entities aggregated approximately $2.5 million and $0.3 million, respectively.  As of January 28, 2012, the Company had a balance due to G-III or its related entities of approximately $27,000.

Other than the relationship noted above, related party transactions are limited to employment or other agreements with certain of our current and former officers, all of which have been previously disclosed.

Sourcing

We directly imported approximately 16% of our merchandise purchases in the transition period compared to approximately 12% in both fiscal 2011 and fiscal 2010.  A significant amount of our merchandise was manufactured overseas in each of these fiscal years, primarily in China and Indonesia.  In the transition period and fiscal 2011, approximately 7% and 12% of our merchandise was manufactured in the United States.  This reliance on sourcing from foreign countries may cause us to be exposed to certain risks as indicated below and in Part I, “Item 1A. Risk Factors” in this Transition Report on Form 10-K.

Import restrictions, including tariffs and quotas, and changes in such restrictions, could affect the importation of apparel and might result in increased costs, delays in merchandise receipts or reduced supplies of apparel available to us, and could have an adverse effect on our financial conditions, results of operations and liquidity.  Our merchandise flow could also be adversely affected by political instability in any of the countries where our merchandise is manufactured or by changes in the United States government’s policies toward such foreign countries.  In addition, merchandise receipts could be delayed due to interruptions in air, ocean and ground shipments.

We do not have long-term purchase commitments or arrangements with any of our suppliers or agents.  Our ten largest vendors represented approximately 55%, 77% and 74% of our total merchandise purchases in the transition period, 2011 and 2010, respectively.  Purchases from one of our suppliers accounted for approximately 19% of our purchases during the transition period and no other vendor provided greater than 10% of our merchandise purchases for the eleven-month period ended January 28, 2012. The same vendor supplied us with approximately 27% of our merchandise purchases during fiscal 2011 and two additional vendors supplied us with 15% and 12% of our merchandise, respectively, during fiscal 2011.  During the fiscal year ended February 27, 2010, our three largest vendors supplied us with 27%, 15% and 12% of our purchases, respectively.  These vendors produce the majority of the goods sold to us in China and Indonesia, consistent with our overall vendor base.  Although we have strong relationships with these vendors, there can be no assurance that these relationships can be maintained in the future or that these vendors will continue to supply merchandise to us.  If there should be any significant disruption in the supply of merchandise from these vendors, management believes that it will be able to shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on our financial position or results of operations.

We are analyzing all aspects of our product development and sourcing practices to identify opportunities to simplify and accelerate the process.  Improving speed to market is one of our critical initiatives in fiscal 2012 to help increase sales and gross profit by allowing us to react more quickly to current selling trends in-season.  We imported approximately 16% of our merchandise purchases directly from overseas manufacturers during the transition period, which resulted in longer product lead times.  Going forward we anticipate we will be working with a number of domestically-based apparel importers and manufacturers who can typically address and fill orders faster than overseas manufacturers.  In addition, we intend to concentrate more of our merchandise purchases with fewer key suppliers in our next fiscal year to become more significant to our vendor base.  We believe this will allow us to achieve better pricing by leveraging larger order quantities and receive faster delivery times from these key vendors.  We also plan to continue to streamline and reduce costs related to our inbound supply chain including renegotiating contracts and consolidating service providers for ocean freight, customs brokerage services and truck and rail transportation.

Our merchandise costs throughout the transition period were impacted by higher prices for cotton and synthetic fibers, along with increased production labor and transportation costs.  Although we passed some of these price increases on to our customers in the transition period, there was resistance to the higher prices.  As a result, we intend to increase our efforts to provide quality merchandise to our customers at an attractive price, which will likely result in continued pressure on merchandise margins in fiscal 2012.  While product costs remain elevated in the beginning of fiscal 2012, we currently expect product costs to begin to decline in the second quarter of fiscal 2012, as compared to the second quarter of the transition period, and to continue to trend below transition period levels during the remainder of fiscal 2012.

Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, consumer confidence, customer response to our seasonal merchandise mix, timing of new store openings, adverse weather conditions, and shifts in the timing of certain holidays and shifts in the timing of promotional events.

Inflation

Our merchandise costs throughout the transition period were impacted by higher prices for cotton and synthetic fibers, along with increased production labor and transportation costs.  Although we passed some of these price increases on to our customers in the transition period, there was resistance to higher prices.  As a result, we intend to increase our efforts to provide quality merchandise to our customers at an attractive price, which will likely result in continued pressure on merchandise margins.  Management does not believe that inflation had a material effect on our results of operations in fiscal 2010 or fiscal 2011.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements and related Notes, which have been prepared in accordance with generally accepted accounting principles used in the United States of America.  The preparation of these financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during a reporting period.  Management bases its estimates on historical experience and various other assumptions that we believe to be reasonable.  As a result, actual results could differ because of the use of these estimates and assumptions.

Our significant accounting policies can be found in Note 1 to the consolidated financial statements contained in Item 8 of this Transition Report on Form 10-K.  We believe the following accounting policies, which rely upon making certain estimates and assumptions, are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations.

Inventory valuation

Our merchandise inventories are stated at the lower of cost or market utilizing the retail inventory method.  We manage our inventory levels and use markdowns to clear merchandise.  We base the decision to mark down merchandise on a number of factors including the current rate of sale, quantity on hand, and age of the inventory.  We estimate and record a reserve for future markdowns necessary to liquidate aged inventory.  We regularly compare actual markdowns taken against previous estimates and factor these results into future estimates.

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

Fair value is determined by a discounted cash flow analysis.  In determining future cash flows, we use our best estimate of future operating results and utilize market participant based assumptions.  In the transition period, consistent with our operating plans, we assumed gradual sales improvements in each of the next three fiscal years.  Future growth in same-store sales beyond three years was based on our historical same-store sales growth rates.  In situations where estimated future undiscounted store cash flows were less than the carrying value of store assets, fair value was determined using discounted cash flows.

As the projection of future cash flows involves the use of significant estimates and assumptions, including estimated sales and expense levels and selection of an appropriate discount rate, differences in circumstances or estimates could produce different results.  The current challenging economic environment, combined with the continued instability in the housing market, higher levels of unemployment and continued general economic uncertainty affecting the retail industry, make it reasonably possible that additional long-lived asset impairments could be identified and recorded in future periods.

We recorded long-lived store-level asset impairment charges of approximately $11.4 million, $2.8 million and $2.9 million in the transition period, 2011 and 2010, respectively, related to underperforming Christopher & Banks and C.J. Banks store locations.

Customer loyalty program

During the first quarter of fiscal 2011, we launched our Friendship Rewards loyalty program. Under the program, customers accumulate points based on purchase activity.  Once a Friendship Rewards member achieves a certain point level, the member earns awards certificates that may be redeemed for merchandise.  Points are accrued as unearned revenue and recorded as a reduction of net sales and a current liability as they are accumulated by members and certificates are earned.  A liability of $3.4 million as of January 28, 2012 and $2.9 million as of February 26, 2011 is included in other accrued liabilities on our consolidated balance sheet and is recorded net of estimated breakage based on redemption patterns and trends.  Revenue and the related cost of sales are recognized upon redemption of the reward certificates, which expire approximately six weeks after issuance.

Lease termination costs

Discounted liabilities for future lease costs and the fair value of related subleases of closed locations are recorded when the stores are closed prior to the expiration of the lease or execution of a lease termination agreement.  In assessing the discounted liabilities for future costs of obligations related to closed stores, the Company made assumptions regarding amounts of future subleases.  Liabilities related to these costs of $3.8 million are included in other accrued liabilities and liabilities of $8.0 million are included in non-current liabilities on our consolidated balance sheet as of January 28, 2012.  If these assumptions or their related estimates change in the future, the Company may be required to record additional exit costs or reduce exit costs previously accrued.  Actual settlements may vary substantially from recorded obligations.

Income taxes

As of January 28, 2012, we had a full valuation allowance against our net deferred tax assets.  Deferred income tax assets represent potential future income tax benefits.  Realization of these assets is ultimately dependent upon future taxable income.  We have incurred a net cumulative loss as measured by the results of the prior three years.  ASC 740 “Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period.  Forming a conclusion that a valuation allowance is not needed is difficult when negative evidence such as cumulative losses exists.  As a result of our evaluation, we have concluded that there is insufficient positive evidence to overcome the negative evidence related to our cumulative losses.  Accordingly, we have maintained the full valuation allowance against our net deferred tax assets established in the third quarter of fiscal 2011.  Recording the valuation allowance does not prevent us from using the deferred tax assets in the future when profits are realized.  Our valuation allowance against deferred tax assets totaled $41.3 million and $14.0 million at January 28, 2012 and February 26, 2011, respectively.

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

Forward-Looking Statements

We may make forward-looking statements reflecting our current views with respect to future events and financial performance.  These forward-looking statements, which may be included in reports filed under the Exchange Act, in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of this Transition Report on Form 10-K, which could cause actual results to differ materially from historical results or those anticipated.

The words or phrases “will likely result,” “are expected to,” “estimate,” “project,” “believe,” “expect,” “should,” “anticipate,” “forecast,” “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  In particular we desire to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Transition Report on Form 10-K.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made.  In addition, we wish to advise readers that the factors listed in Item 1A of this Transition Report on Form 10-K, as well as other factors, could affect our performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.
QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates.  We are potentially exposed to market risk from changes in interest rates relating to our Credit Facility with Wells Fargo Bank.  Loans under the Credit Facility bear interest at the three month LIBOR rate plus 2.0%, reset daily.

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

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Financial Statements:

Reports of Independent Registered Public Accounting Firms	45

Consolidated Balance Sheets at January 28, 2012 and February 26, 2011	48

Consolidated Statements of Operations for the eleven months ended January 28, 2012 and the twelve months ended February 26, 2011 and February 27, 2010	49

Consolidated Statements of Stockholders’ Equity for the eleven months ended January 28, 2012 and the twelve months ended February 26, 2011 and February 27, 2010	50

Consolidated Statements of Cash Flows for the eleven months ended January 28, 2012 and the twelve months ended February 26, 2011 and February 27, 2010	51

Notes to Consolidated Financial Statements	52

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Christopher & Banks Corporation:

We have audited the accompanying consolidated balance sheet of Christopher & Banks Corporation and subsidiaries (the Company) as of January 28, 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the transition period ended January 28, 2012.  In connection with our audit of the consolidated financial statements, we also have audited the accompanying financial statement schedule as of and for the transition period ended January 28, 2012 as listed in the index under Item 15(a). We also have audited the Company’s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting, based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Christopher & Banks Corporation and subsidiaries as of January 28, 2012, and the results of their operations and their cash flows for the transition period ended January 28, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set for therein as of and for the transition period ended January 28, 2012.  Furthermore, in our opinion, Christopher & Banks Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Minneapolis, Minnesota
April 12, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Christopher & Banks Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Christopher & Banks Corporation and its subsidiaries at February 26, 2011, and the results of their operations and their cash flows for each of the two years in the period ended February 26, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for the period ended February 26, 2011 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
May 12, 2011

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands)

	January 28,	February 26,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$40,782	$43,712
Short-term investments	7,660	33,060
Accounts receivable	3,649	3,967
Merchandise inventories	39,455	39,211
Prepaid expenses	3,289	1,989
Income taxes receivable	1,188	6,439
Total current assets	96,023	128,378

Property, equipment and improvements, net	56,443	76,647
Long-term investments	13,284	28,824
Other assets	266	314

Total assets	$166,016	$234,163

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,355	$15,149
Accrued salaries, wages and related expenses	5,831	7,883
Other accrued liabilities	26,677	21,931
Total current liabilities	50,863	44,963

Non-current liabilities:
Deferred lease incentives	10,546	14,982
Deferred rent obligations	5,294	7,457
Lease termination fees	8,032	—
Other non-current liabilities	1,919	2,532
Total non-current liabilities	25,791	24,971

Commitments	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 45,819 and 45,432 shares issued, and 36,028 and 35,641 shares outstanding at January 28, 2012 and February 26, 2011, respectively	458	454
Additional paid-in capital	117,399	114,909
Retained earnings	84,154	161,642
Common stock held in treasury, 9,791 shares at cost at January 28, 2012 and February 26, 2011	(112,711)	(112,711)
Accumulated other comprehensive income (loss)	62	(65)
Total stockholders’ equity	89,362	164,229
Total liabilities and stockholders’ equity	$166,016	$234,163

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Eleven	Twelve
	Months Ended	Months Ended
	January 28,	February 26,	February 27,
	2012	2011	2010

Net sales	$412,796	$448,130	$455,402

Costs and expenses:
Merchandise, buying and occupancy	311,925	292,713	289,134
Selling, general and administrative	131,259	142,461	138,711
Depreciation and amortization	20,202	24,736	25,985
Restructuring and impairment	21,183	2,779	2,939
Total costs and expenses	484,569	462,689	456,769

Operating loss	(71,773)	(14,559)	(1,367)

Other income	324	450	728

Loss before income taxes	(71,449)	(14,109)	(639)

Income tax provision (benefit)	(387)	8,058	(797)

Net income (loss)	$(71,062)	$(22,167)	$158

Basic loss per share:
Net loss	$(2.00)	$(0.63)	$0.00

Basic shares outstanding	35,554	35,392	35,141

Diluted loss per share:
Net loss	$(2.00)	$(0.63)	$0.00

Diluted shares outstanding	35,554	35,392	35,234

Dividends per share	$0.18	$0.24	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

								Accumulated
	Common Stock					Additional		Other
	Shares	Shares Held	Shares	Amount	Amount Held	Paid-in	Retained	Comprehensive
	Issued	in Treasury	Outstanding	Outstanding	in Treasury	Capital	Earnings	Income (Loss)	Total
February 28, 2009	45,258	9,791	35,467	452	(112,711)	111,763	200,719	—	200,223

Comprehensive income:
Net income	—	—	—	—	—	—	158	—	158
Fair value adjustment for available-for-sale securities	—	—	—	—	—	—	—	39	39
Total comprehensive income									197
Stock issued on exercise of options	1	—	1	—	—	2	—	—	2
Issuance of restricted shares, net of forfeitures	476	—	476	5	—	(5)	—	—	—
Tax benefit (deficiency) on stock-based compensation	—	—	—	—	—	(175)	—	—	(175)
Stock-based compensation expense	—	—	—	—	—	1,999	—	—	1,999
Dividends paid ($0.24 per share)	—	—	—	—	—	—	(8,516)	—	(8,516)

February 27, 2010	45,735	9,791	35,944	457	(112,711)	113,584	192,361	39	193,730
Comprehensive loss:
Net loss	—	—	—	—	—	—	(22,167)	—	(22,167)
Fair value adjustment for available-for-sale securities	—	—	—	—	—	—	—	(104)	(104)
Total comprehensive loss									(22,271)
Stock issued on exercise of options	63	—	63	1	—	291	—	—	292
Forfeitures of restricted shares, net of issuances	(366)	—	(366)	(4)	—	(541)	—	—	(545)
Tax benefit (deficiency) on stock-based compensation	—	—	—	—	—	(287)	—	—	(287)
Stock-based compensation expense	—	—	—	—	—	1,862	—	—	1,862
Dividends paid ($0.24 per share)	—	—	—	—	—	—	(8,552)	—	(8,552)

February 26, 2011	45,432	9,791	35,641	$454	$(112,711)	$114,909	$161,642	$(65)	$164,229
Comprehensive loss:
Net loss	—	—	—	—	—	—	(71,062)	—	(71,062)
Fair value adjustment for available-for-sale securities	—	—	—	—	—	—	—	127	127
Total comprehensive loss									(70,935)
Issuance of restricted shares, net of forfeitures	387	—	387	4	—	(143)	—	—	(139)
Tax benefit (deficiency) on stock-based compensation	—	—	—	—	—	(137)	—	—	(137)
Stock-based compensation expense	—	—	—	—	—	2,770	—	—	2,770
Dividends paid ($0.18 per share)	—	—	—	—	—	—	(6,426)	—	(6,426)

January 28, 2012	45,819	9,791	36,028	$458	$(112,711)	$117,399	$84,154	$62	$89,362

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Eleven	Twelve
	Months Ended	Months Ended
	January 28,	February 26,	February 27,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(71,062)	$(22,167)	$158
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,202	24,736	25,985
Impairment of store assets	11,445	2,779	2,939
Amortization of premium on investments	74	391	184
Stock-based compensation expense	2,770	1,862	1,999
Deferred income taxes	—	10,616	(3,339)
Loss on disposal of equipment	106	288	146
Gain on investments	(122)	(41)	(316)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	318	278	(324)
(Increase) decrease in merchandise inventories	(244)	(715)	332
(Increase) decrease in prepaid expenses	(1,300)	(347)	302
(Increase) decrease in income taxes receivable	5,113	(6,331)	18,180
Decrease in other assets	48	535	315
Increase (decrease) in accounts payable	3,258	1,581	(5,015)
Increase (decrease) in accrued salaries, wages and related expenses	(2,052)	(589)	(1,116)
Increase (decrease) in other accrued liabilities	4,746	2,018	(2,939)
Decrease in other current liabilities	—	—	(487)
Decrease in deferred rent obligations	(2,163)	(1,794)	(1,067)
Decrease in deferred lease incentives	(4,436)	(4,596)	(3,929)
Increase in lease termination fees	8,032	—	—
Decrease in other liabilities	(613)	(711)	(662)
Net cash provided by (used in) operating activities	(25,880)	7,793	31,346
Cash flows from investing activities:
Proceeds from sale of furniture, fixtures, and equipment	143	—	—
Purchases of property, equipment and improvements	(11,742)	(8,428)	(5,969)
Purchases of available-for-sale investments	(35,713)	(94,875)	(79,592)
Redemptions of available-for-sale investments	76,827	95,560	16,390
Redemptions of trading investments	—	14,850	4,600
Net cash provided by (used in) investing activities	29,515	7,107	(64,571)
Cash flows from financing activities:
Exercise of stock options and issuance of restricted stock	—	291	—
Shares redeemed for payroll taxes	(139)	—	—
Dividends paid	(6,426)	(8,552)	(8,516)
Net cash used in financing activities	(6,565)	(8,261)	(8,516)

Net increase (decrease) in cash and cash equivalents	(2,930)	6,639	(41,741)
Cash and cash equivalents at beginning of year	43,712	37,073	78,814

Cash and cash equivalents at end of year	$40,782	$43,712	$37,073

Supplemental cash flow information:
Interest paid	$2	$3	$5
Income taxes paid	$500	$5,556	$2,300
Accrued purchases of equipment and improvements	$52	$87	$152

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Christopher & Banks Corporation, through its wholly owned subsidiaries (collectively referred to as “Christopher & Banks”, “the Company”, “we” or “us”), operates retail stores selling women’s apparel in the United States.  We operated 686, 775 and 806 stores as of January 28, 2012, February 26, 2011 and February 27, 2010, respectively.  We also operate separate e-commerce web sites for our Christopher & Banks and C.J. Banks brands at www.christopherandbanks.com and www.cjbanks.com.

Fiscal year and basis of presentation

On January 6, 2012, our Board of Directors amended and restated our By-Laws to provide that our fiscal year ends at the close of business on that Saturday in January or February which falls closest to the last day of January.  Prior to this change, our fiscal year ended at the close of business on that Saturday in February or March which fell closest to the last day of February.  We are using this report to transition to a quarterly reporting cycle that corresponds to our new fiscal year-end.  Therefore, for financial reporting purposes, our fourth quarter was shortened from the three-month period ended March 3, 2012 to the two-month period ended January 28, 2012.  This resulted in the fiscal year ended January 28, 2012 (the “transition period”) being shortened from 12 months to 11 months.  The fiscal years ended February 26, 2011 (“fiscal 2011”) and February 27, 2010 (“fiscal 2010”) each consisted of twelve months (52 weeks).  In this Transition Report on Form 10-K our current fiscal year, the 53-week period ending February 2, 2013, is referred to as (“fiscal 2012”). The unaudited comparative information for the eleven months ended January 29, 2011 is reported in Note 2 to the consolidated financial statements.

The Consolidated Financial Statements include the accounts of Christopher & Banks Corporation and our wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during reporting periods.  As a result, actual results could differ because of the use of these estimates and assumptions.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and in banks and investments purchased with an original maturity of three months or less.

Investments

We account for our investments in accordance with ASC 320-10, “Investments — Debt and Equity Securities.”  At January 28, 2012 and February 26, 2011, our investment balances consisted solely of available-for-sale securities.  All investments are valued at fair value in accordance with ASC 820-10 “Fair Value Measurements” at January 28, 2012 and February 26, 2011.

Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity as accumulated other comprehensive income (loss), net of tax.  Fair value for our available-for-sale securities is based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets in which there were fewer transactions.  Amortization of premiums or discounts arising at acquisition, and gains or losses on the disposition of available-for-sale securities are reported as other income (loss).  Realized gains and losses, if any, are calculated on the specific identification method and are included in other income in our consolidated statement of operations.

Inventory valuation

Our merchandise inventories are stated at the lower of cost or market utilizing the retail inventory method.  We manage our inventory levels and use markdowns to clear merchandise.  We base the decision to mark down merchandise on a number of factors including the current rate of sale, quantity on hand, and age of the inventory.  We estimate and record a reserve for future markdowns necessary to liquidate aged inventory.  We regularly compare actual markdowns taken against previous estimates and factor these results into future estimates.

Property, equipment and improvements

Property, equipment and improvements are initially recorded at cost.  Property and equipment is depreciated over its estimated useful life; three to five years for computer hardware and software, seven years for furniture, fixtures and other equipment, and 25 years for our corporate office and distribution center and related building improvements. Store leasehold improvements are amortized over the shorter of the useful life or term of the related lease, which is typically ten years.

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

This review includes the evaluation of individual under-performing stores and assessment of the recoverability of the carrying value of the assets related to the store.  Future cash flows are projected for the remaining lease life considering such factors as future sales levels, merchandise margins, operating income, changes in occupancy expenses other than base rent and other expenses, as well as the overall operating environment specific to that store.  If the estimated undiscounted future cash flows are less than the carrying value of the assets, we record an impairment charge equal to the difference between the assets’ fair value and carrying value.

Fair value is determined by a discounted cash flow analysis.  In determining future cash flows, we use our best estimate of future operating results and utilize market participant based assumptions.  In the transition period, consistent with our operating plans, we assumed gradual sales improvements over the next three fiscal years.  Future growth in same-store sales subsequent to three years was based on our historical same-store sales growth rates.  In situations where estimated future undiscounted store cash flows were less than the carrying value of store assets, fair value was determined using discounted cash flows assuming a discount rate.

As the projection of future cash flows involves the use of significant estimates and assumptions, including estimated sales, merchandise margin and expense levels, and selection of an appropriate discount rate, differences in circumstances or estimates could produce different results.  The current challenging economic environment, combined with the continued instability in the housing market and general economic uncertainty affecting the retail industry, make it reasonably possible that additional long-lived asset impairments could be identified and recorded in future periods.

Common stock held in treasury

We account for our treasury stock under the cost method, whereby stockholders’ equity is reduced for the total cost of the shares repurchased.  We have engaged in treasury stock repurchases as a means to reduce the number of shares of our common stock outstanding, which in turn has a positive effect on earnings per share.

Revenue recognition

Sales are recognized by us at the point of purchase when a customer takes possession of the merchandise and pays for the purchase with cash, a credit card, debit card or gift card. Our e-Commerce operation records revenue upon the estimated date the customer receives the merchandise.  Shipping and handling revenues are included in net sales.  Sales are recognized net of a sales return reserve, which is based on historical sales return data.  Sales taxes collected from customers are remitted to the appropriate taxing jurisdictions and are excluded from sales revenue.

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

Rent expense, deferred rent obligations and deferred lease incentives

We lease all of our store locations under operating leases.  Most of these lease agreements contain tenant improvement allowances, funded by landlord cash incentives or rent abatements, which are recorded as a deferred lease incentive liability and amortized as a reduction of rent expense over the term of the lease.  For purposes of recognizing landlord incentives and minimum rental expense, we utilize the date that we obtain the legal right to use and control the leased space, which is generally when we enter the space and begin to make improvements in preparation for opening a new store location.

Certain of our lease agreements contain rent escalation clauses which provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy.  Such escalating rent expense is recorded in the Consolidated Statements of Operations on a straight-line basis over the lease term, not including any renewal option periods, and the difference between the recognized rent expense and amounts payable under the lease are recorded as deferred rent obligations.

Our leases may also provide for contingent rents, which are determined as a percentage of sales in excess of specified levels.  We record an other accrued liability, within current liabilities on the Consolidated Balance Sheets, along with the corresponding rent expense in the Consolidated Statements of Operations, when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Advertising

We expense advertising costs as incurred.  Advertising costs, which include all marketing-related expenses, for the fiscal years ended January 28, 2012, February 26, 2011 and February 27, 2010, were $6.3 million, $5.3 million and $4.6 million, respectively.  We include advertising and marketing expenses in selling, general and administrative expenses in the Consolidated Statements of Operations.

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

Lease termination costs

Discounted liabilities for future lease costs and the fair value of related subleases of closed locations are recorded when the stores are closed prior to the expiration of the lease or execution of a lease termination agreement.  In assessing the discounted liabilities for future costs of obligations related to closed stores, the Company made assumptions regarding amounts of future subleases.  If these assumptions or their related estimates change in the future, the Company may be required to record additional exit costs or reduce exit costs previously accrued.  Actual settlements may vary substantially from recorded obligations.

Fair value measurements

We measure the fair value of financial instruments and selected non-financial assets and liabilities in accordance with ASC 820-10, “Fair Value Measurements.”  Fair value is defined as the exit price, or the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants as of the measurement date.

For the fiscal years ended January 28, 2012 and February 26, 2011, fair value measurements were applied to our investments in available-for-sale securities.  For the year ended February 27, 2010, fair value measurements were applied to our investments in Auction Rate Securities (“ARS”), ARS Rights and available-for-sale securities.  These financial assets are carried at fair value in accordance with ASC 820-10.  Our long-lived assets are measured at fair value on a non-recurring basis.  See Note 14, Fair Value Measurements, for further disclosure regarding our fair value measurements.

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

Income taxes

We calculate income taxes in accordance with ASC 740, “Income Taxes,” which requires the use of the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future income taxes attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.  The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment.  Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

Net income (loss) per common share

We utilize the two-class method of calculating earnings per share (“EPS”).  Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the applicable period, while diluted EPS is computed based on the weighted average number of shares of common and common equivalent shares outstanding. See Note 13, Earnings Per Share, for further disclosure regarding our calculation of EPS.

Segment Reporting

We operate in the retail apparel industry in which we design, source and sell women’s apparel catering to customers generally ranging in age from 45 to 55 who are typically part of a segment of the female baby boomer demographic.  We have identified two operating segments (Christopher & Banks stores and C.J. Banks stores) as defined by ASC 280, “Disclosures about Segments of an Enterprise and Related Information.”  Our Christopher & Banks and C.J. Banks operating segments have been aggregated into one reportable segment based on the similar nature of products sold, methods of sourcing, merchandising and distribution processes involved, target customers, and economic characteristics of the two operating segments. For details regarding the operating performance of our reportable segments, see Note 20, Segment Reporting, to the consolidated financial statements.

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

Correction of Errors

In connection with the preparation of our consolidated financial statements for the transition period ended January 28, 2012, we determined that our calculation of our accrued vacation liability was incorrect due to a change in policy implemented during our fiscal year ended March 1, 2008.  We revised our calculation in the fourth quarter of the transition period to reflect the correct calculation, which resulted in a benefit of approximately $1.3 million.  The effect of the correction was to decrease our operating loss and our net loss for the 2012 fourth quarter and transition period by approximately $1.3 million.  We have concluded that this correction is immaterial to the related consolidated financial statements as a whole.

In connection with the preparation of our financial statements for the transition period ended January 28, 2012, we determined that our presentation of property, plant, and equipment and accumulated depreciation for fiscal 2011 was incorrect because impaired assets were presented at their original cost basis and accumulated depreciation, rather than at fair value as required by ASC 360.  We have revised the previously presented balances as of February 26, 2011 in Note 7 — Property, Equipment and Improvements, Net to reflect impaired assets at fair value rather than at historical cost.  The result of this revision was a decrease to net assets and accumulated depreciation of $24.8 million as of February 26, 2011.  Therefore, there was no impact to Property, Equipment, and Improvements, Net as of February 26, 2011.  This correction had no impact on the Consolidated Balance Sheet as of February 26, 2011 or the related statements of operations or cash flows.

NOTE 2 - CHANGE IN FISCAL YEAR

As referenced in Note 1, on January 6, 2012 our Board of Directors amended and restated our By-Laws to provide that our fiscal year ends at the close of business on that Saturday in January or February which falls closest to the last day of January.  Prior to this change, our fiscal year ended at the close of business on that Saturday in February or March which fell closest to the last day of February.  We are using this report to transition to a quarterly reporting cycle that corresponds to our new fiscal year-end.  The table below provides unaudited financial information for the comparable eleven month period ended January 29, 2011.

		(Unaudited)
	Eleven	Eleven
	Months Ended	Months Ended
	January 28,	January 29,
	2012	2011

Net sales	$412,796	$424,743
Operating loss	(71,773)	(4,227)
Income tax provision (benefit)	(387)	(415)
Net loss	(71,062)	(14,994)

Basic loss per share:
Net loss	$(2.00)	$(0.42)

Basic shares outstanding	35,554	35,377

Diluted loss per share:
Net loss	$(2.00)	$(0.42)

Diluted shares outstanding	35,554	35,377

NOTE 3 — RESTRUCTURING AND IMPAIRMENT

On November 11, 2011, we announced that following an in-depth analysis of our store portfolio, our Board of Directors approved a plan to close approximately 100 stores, most of which were underperforming.  Ultimately 103 stores were identified for closure.  Ninety of the 103 stores identified for closure were closed in the transition period with two closing in November, seven closing in December and 81 closing in January.  We closed five stores in February 2012, and expect to close eight additional stores in March 2012 and beyond. Additionally, we plan to restructure the occupancy costs of a majority of our remaining stores and convert or consolidate a number of existing Christopher & Banks and C.J. Banks stores into dual format stores.

The store closings and other store-level cost reduction initiatives resulted in the termination of approximately 14% of our overall part-time and full-time store sales associates and store managers.  The Company also reduced its corporate office headcount by approximately 15% and its store operations field management team by approximately 27% during the second half of the transition period.  Total severance charges of approximately $1.2 million were recorded in the transition period related to these terminations.  As of January 28, 2012, approximately $0.9 million was recorded within accrued salaries, wages, and related expenses on our balance sheet.  Substantially all of these amounts are expected to be paid out in the first half of our next fiscal year.

We recorded estimated lease termination fees of approximately $11.8 million which was offset by the reduction of deferred obligations related to closed stores, for a net expense of approximately $8.2 million related to lease termination costs in the fourth quarter of the transition period.  The total liability for lease termination costs as of January 28, 2012 was $11.8 million dollars, of which $3.8 million is classified in other current liabilities and $8.0 million is classified as a non-current liability on our balance sheet.  These charges consist primarily of the costs of future obligations related to closed store locations.  Discounted liabilities for future lease costs and the fair value of related subleases of closed locations are recorded when the stores are closed and these amounts are subject to adjustments as liabilities are settled.  In assessing the discounted liabilities for future costs of obligations related to closed stores, the Company made assumptions regarding amounts of future subleases.  If these assumptions or their related estimates change in the future, the Company may be required to record additional exit costs or reduce exit costs previously accrued.  Management is also negotiating with landlords to mitigate the amount of lease termination liabilities and actual settlements may vary substantially from recorded obligations.

During the quarter ended November 26, 2011, the Company performed an impairment analysis on certain store assets triggered by the in-depth review of our store portfolio referenced above, as well as the significant decline in merchandise margins during the third quarter of the transition period and the projected continuation of this trend into the fourth quarter.  The Company recorded pre-tax restructuring and non-cash asset impairment charges of approximately $12.2 million in the third quarter of the transition period.  The charge consisted of a non-cash charge of approximately $7.4 million of asset impairment charges related to stores identified for closure and a non-cash charge of approximately $4.0 million related to store level asset impairment for stores which the Company will continue to operate.

The Company expects to incur additional lease termination fees of approximately $0.7 million in the first half of fiscal 2012 in conjunction with the 13 stores identified for closure which were still operating as of January 28, 2012.  The following table details information related to restructuring and impairment charges recorded during the transition period.

		Lease
	Severence	Termination	Asset
	Accrual	Oligations	Impairment	Other	Total
Balance, February 26, 2011	$—	$—	$—	$—	$—

Asset impairment charge	—	—	11,445	—	11,445
Restructuring charge	1,168	8,225	—	345	9,738
Total charges	1,168	8,225	11,445	345	21,183

Non-cash charges	—	—	(11,445)	(106)	(11,551)
Deferred lease obligations on closed stores	—	3,587	—	—	3,587
Cash payments	(310)	—	—	(239)	(549)

Balance, January 28, 2012	$858	$11,812	$—	$—	$12,670

NOTE 4 — INVESTMENTS

Investments consisted of the following (in thousands):

	January 28, 2012
	Amortized	Unrealized	Unrealized	Estimated
Description	Cost	Gains	Losses	Fair Value

Short-term investments:
Available-for-sale securities:
Municipal bonds	$5,643	$19	$2	$5,660
U.S. Agency securities	2,000	—	—	2,000
Total short-term investments	7,643	19	2	7,660

Long-term investments:
Available-for-sale securities:
Municipal bonds	13,200	84	—	13,284

Total long-term investments	13,200	84	—	13,284

Total investments	$20,843	$103	$2	$20,944

	February 26, 2011
	Amortized	Unrealized	Unrealized	Estimated
Description	Cost	Gains	Losses	Fair Value

Short-term investments:
Available-for-sale securities:
Commercial Paper	$5,794	$—	$3	$5,791
Variable rate demand obligations	6,505	—	—	6,505
Municipal bonds	16,118	15	1	16,132
U.S. Agency securities	4,631	1	—	4,632
Total short-term investments	33,048	16	4	33,060

Long-term investments:
Available-for-sale securities:
Municipal bonds	18,714	37	91	18,660
U.S. Agency securities	10,162	2	—	10,164

Total long-term investments	28,876	39	91	28,824

Total investments	$61,924	$55	$95	$61,884

We account for our investments in accordance with ASC 320-10, “Investments — Debt and Equity Securities” and, accordingly, our investment securities have been characterized as either available-for-sale or trading.  As of January 28, 2012, our available-for-sale investment securities consisted of municipal bonds and U.S. Agency securities.  As of February 26, 2011, our available-for-sale investment securities were comprised of municipal bonds, commercial paper, variable rate demand obligations and U.S. Agency securities.  These securities were classified as available-for-sale as we did not enter into these investments for speculative purposes or intend to actively buy and sell the securities in order to generate profits on differences in price.  Our primary investment objective is preservation of principal.  During the eleven months ended January 28, 2012, purchases of available-for-sale securities were approximately $35.7 million, while proceeds from the sale of available-for-sale securities were approximately $76.8 million.

Our available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise which may indicate impairment.  When the fair value of the securities declines below the amortized cost basis, impairment is indicated and it must be determined whether it is other than temporary.  Impairment is considered to be other than temporary if we (i) intend to sell the security, (ii) will more likely than not be forced to sell the security before recovering our cost, or (iii) do not expect to recover the security’s amortized cost basis.  If the decline in fair value is considered other than temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings.  Subsequent increases or decreases in fair value are reported in equity as other comprehensive income (loss).  As of January 28, 2012 and February 26, 2011, there were no other-than-temporary impairments of our available-for-sale securities.

Expected maturities of our investments are as follows:

January 28,
2012
One year or less	$7,660
One year through three years	13,284
Total investment securities	$20,944

We had $6.5 million of Variable Rate Demand Obligations (“VRDO”) as of February 26, 2011.  These investments maintained a constant par value, had variable rates of return tied to short-term interest rates which reset weekly, and could be tendered for sale upon notice to the trustee.  Although our VRDO were issued and rated as long-term securities, with maturities ranging from 2013 through 2041, they were priced and traded as short-term investments as each VRDO contains a put feature, which is supported by highly rated financial institutions.  We classified our VRDO as short-term investments maturing in one year or less as our expectation was that we would realize the proceeds from our VRDO within that time period.  We had no VRDO as of January 28, 2012.

In November 2008, we entered into a settlement agreement with UBS Financial Services, Inc., a subsidiary of USB AG (“UBS”) related to our investment in Auction Rate Securities (“ARS”) originally purchased through UBS.  Under the terms of the settlement agreement, we received rights that enabled us to sell our ARS to UBS at par value at any time during the two year period beginning June 30, 2010.  On June 30, 2010, we exercised our ARS rights and sold our remaining $7.1 million investment in ARS to UBS at par value. As of January 28, 2012 and February 26, 2011, we had no investments in ARS.

Upon acceptance of the settlement offer, we classified our ARS as trading securities and elected to record the ARS rights at fair value on a recurring basis utilizing significant unobservable inputs in accordance with ASC 820-10, “Fair Value Measurements and Disclosures.”  The fair value of the ARS rights was estimated utilizing the Black-Scholes option pricing model and the forward contract method.  See Note 14- “Fair Value Measurements” for further disclosures related to the ARS and ARS rights.

NOTE 5 — ACCOUNTS RECEIVABLE

Our accounts receivable consisted of the following (in thousands):

	January 28,	February 26,
Description	2012	2011

Credit card receivables	$1,845	$2,087
Amounts due from landlords	475	582
Other receivables	1,329	1,298

	$3,649	$3,967

Our credit card receivables are collected one to five days after the related sale transaction occurs.

NOTE 6 — MERCHANDISE INVENTORIES

Merchandise inventories consisted of the following (in thousands):

	January 28,	February 26,
Description	2012	2011

Merchandise inventory - in store	$32,599	$34,186
Merchandise inventory - in transit	6,856	5,025

	$39,455	$39,211

NOTE 7 — PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following (in thousands) (see Note 1 for discussion of revisions to previously presented amounts)(in thousands):

		January 28,	February 26,
Description	Estimated Useful Life	2012	2011

Land	—	$1,597	$1,597
Corporate office, distribution center and related building improvements	25 years	12,319	12,101
Store leasehold improvements	Term of related lease, typically 10 years	62,961	80,663
Store furniture and fixtures	Seven years	79,793	98,188
Corporate office and distribution center furniture, fixtures and equipment	Seven years	5,562	5,401
Computer and point of sale hardware and software	Three to five years	34,039	35,055
Construction in progress	—	518	465

		196,789	233,470
Less accumulated depreciation and amortization		(140,346)	(156,823)

		$56,443	$76,647

As a result of an impairment analysis, which included the evaluation of individual under-performing stores and assessing the recoverability of the carrying value of the improvements and equipment related to the stores, we determined that improvements and equipment at certain under-performing stores and stores identified for closure were impaired.  As a result, we recorded asset impairments related to property, equipment and improvements of $11.4 million, $2.8 million and $2.9 million in the transition period, 2011 and 2010, respectively.  See Note 14, Fair Value Measurements, for further detail.

Our assessment of the recoverability of the carrying value of our assets involves the projection of future cash flows, which requires the use of significant estimates and assumptions.  Differences in circumstances or estimates could produce significantly different results.  The current challenging economic environment, which affects the retail industry makes it possible that additional long-lived asset impairments could be identified and recorded in future periods.

NOTE 8 — ACCRUED LIABILITIES

Other accrued liabilities consisted of the following (in thousands):

	January 28,	February 26,
Description	2012	2011

Gift card and store credit liability	$9,922	$10,150
Accrued income, sales and other taxes payable	2,097	2,017
Accrued Friendship Rewards loyalty liability	3,376	2,938
Accrued un-invoiced merchandise inventory receipts	1,111	1,872
Accrued occupancy related expenses	4,549	1,145
Other accrued liabilities	5,622	3,809

	$26,677	$21,931

NOTE 9 — CREDIT FACILITY

We maintain an Amended and Restated Revolving Credit Facility (the “Credit Facility” or “Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  The Credit Facility provides us with revolving credit loans and letters of credit of up to $50 million, in the aggregate, subject to a borrowing base formula based on inventory levels.

On June 29, 2011, we entered into the Sixth Amendment to the Credit Facility (the “Sixth Amendment”) with Wells Fargo.  The Sixth Amendment extended the maturity date of the Credit Facility by three years from June 30, 2011 to June 30, 2014.  In addition, the Sixth Amendment changed the interest calculation under the Credit Facility.  Previously, interest was calculated based on either the prime rate minus 0.25% or the one, three or six month London Interbank Market Offered Rate (“LIBOR”) based on the length of time the corresponding advance was outstanding.  Under the Sixth Amendment, interest is calculated based on the three month LIBOR plus 2.0%, reset daily.

We entered into the Seventh Amendment to the Credit Facility (the “Seventh Amendment”) with Wells Fargo on January 25, 2012.  Under the Seventh Amendment Wells Fargo consented to our change in fiscal year end to the Saturday closest to January 31 as approved by our Board of Directors on January 6, 2012 and effective with the transition period ending January 28, 2012.

On March 22, 2012, we entered into the Eighth Amendment to the Credit Facility (the “Eighth Amendment”) with Wells Fargo.  The Eighth Amendment addressed certain terms and financial covenants of the Credit Facility, including reducing the minimum required inventory turns ratio from 2.70 to 1.00, to 2.50 to 1.00 for each quarter during fiscal 2012.  The minimum required inventory turns ratio then reverts back to 2.70 to 1.00 for each fiscal quarter ending after February 2, 2013.  In addition, the Eighth Amendment adjusted the minimum required cash on hand to $20.0 million at the end of the first and second quarters of fiscal 2012 and $25 million at the end of each quarter thereafter.  The Eighth Amendment also adjusted the maximum line amount available between December 1 and August 31 of each calendar year of the Facility to the lesser of 85% of the net orderly liquidation value of eligible inventory, as defined in the Facility, or 70% of eligible inventory and between September 1 and November 30 of each calendar year of the Facility to the lesser of 90% of the net orderly liquidation value of eligible inventory or 80% of eligible inventory.

Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion as defined in the agreement, a collateral monitoring fee and a guaranteed service charge.  Borrowings under the Credit Facility are collateralized by our equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.  We had no revolving credit loan borrowings under the Credit Facility during the transition period or fiscal 2011.  Historically, we have utilized the Credit Facility only to open letters of credit.  The borrowing base at January 28, 2012 was $13.1 million.  As of January 28, 2012, we had open on-demand letters of credit in the amount of $3.5 million.  Accordingly, the availability of revolving credit loans under the Credit Facility was $9.6 million at January 28, 2012.

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of January 28, 2012, the most recent measurement date, we were in compliance with all financial covenants under the Credit Facility and, based on the provisions of the Eighth Amendment, we anticipate we will be in compliance with all financial covenants of the Credit Facility at the end of each quarter in fiscal 2012.  While we do not currently anticipate the need to borrow against our Credit Facility in fiscal 2012, failure to remain in compliance with the financial covenants could constrain our operating flexibility and our ability to fund our business operations through use of the Credit Facility.

NOTE 10 — STOCKHOLDER’S EQUITY AND STOCK-BASED COMPENSATION

In fiscal 2004, our Board of Directors declared our first cash dividend.  The declaration provided for an on-going cash dividend of $0.04 per share to be paid quarterly, subject to Board approval.  In July 2006, our Board of Directors authorized an increase in the quarterly cash dividend to $0.06 per share.  A quarterly dividend was paid each quarter through October 2011 and in December 2011 we announced that our Board of Directors had suspended the payment of a quarterly dividend.

We account for stock-based compensation in accordance with the provisions of ASC 718-10 “Stock Compensation.”  Under various plans, we may grant options to purchase common stock to employees and non-employee members of our Board of Directors at a price not less than 100% of the fair market value of our common stock on the option grant date.  In general, options granted to employees vest over three years and are exercisable up to ten years from the date of grant, and options granted to Directors vest ratably over approximately three years and are exercisable up to ten years from the grant date.  As of January 28, 2012, there were approximately 3.4 million shares available for future grant under plans approved by our shareholders.

We may also grant shares of restricted stock to our employees and non-employee members of our Board of Directors.  The grantee cannot transfer the shares before the respective shares vest.  Shares of nonvested restricted stock are considered to be currently issued and outstanding.  Restricted stock grants to employees generally have original vesting schedules of one to three years, while restricted grants to Directors are fully vested on the date of grant.

Our restricted stock awards are generally subject to forfeiture if employment or service terminates prior to the lapse of the restrictions.  In addition, certain of our restricted stock awards have performance-based vesting provisions and are subject to forfeiture, in whole or in part, if these performance conditions are not achieved.  We assess, on an ongoing basis, the probability of whether the performance criteria will be achieved and, once it is deemed probable, we begin recognizing compensation expense over the relevant performance period.  For those awards not subject to performance criteria, we expense the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, on a straight-line basis over the vesting period.  The fair market value of our restricted stock is determined based on the closing price of our common stock on the grant date.  Time-based grants of restricted stock participated in dividend payments to the extent dividends were declared and paid prior to vesting.

The total compensation expense related to all stock-based awards for the transition period, fiscal 2011 and fiscal 2010 was $2.7 million, $1.9 million and $2.0 million, respectively.  Stock-based compensation expense was included in merchandise, buying and occupancy expenses for our buying and distribution employees, and in selling, general and administrative expense for all other employees.

Methodology Assumptions

We examined our historical pattern of option exercises to determine if there were any discernable activity patterns attributable to certain optionees.  From this analysis, we identified two distinct populations of optionees, employees and non-employee directors.  We use the Black-Scholes option-pricing model to value our stock options for grants to our employees and non-employee directors.  Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant and is expensed on a straight-line basis over the vesting period, as the stock options are subject to pro-rata vesting.  The expected volatility assumption is based on the historical volatility of our stock over a term equal to the expected term of the option granted.  The expected term of stock option awards granted is derived from historical exercise experience and represents the period of time that awards are expected to be outstanding.  The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity security with a remaining term equal to the expected term of the option granted.

The weighted average assumptions relating to the valuation of our stock options for the transition period, fiscal 2011 and fiscal 2010 were as follows.  The majority of the grants which were issued during the eleven month period ended January 28, 2012 occurred prior to the dividend suspension in December 2011.

	Eleven	Twelve
	Months Ended	Months Ended
	January 28,	February 26,	February 27,
	2012	2011	2010
Expected dividend yield	3.24%	3.93%	4.83%
Expected volatility	72.85%	70.73%	68.69%
Risk-free interest rate	0.5-2.14%	1.11-2.54%	1.81-2.75%
Expected term in years	4.77	4.99	4.67

Stock-Based Compensation Activity — Stock Options

The following table presents a summary of our stock option activity for the eleven-months ended January 28, 2012:

					Weighted
		Weighted	Aggregate		Average
	Number	Average	Intrinsic	Weighted	Remaining
	of	Exercise	Value	Average	Contractual
	Shares	Price	(in thousands)	Fair Value	Life

Outstanding, beginning of period	2,572,735	$8.70	$—	$3.59
Vested	750,152	14.83
Unvested	1,822,583	6.18
Granted	658,831	5.12	—	2.38
Exercised	—	—	—	—
Canceled - Vested	(192,801)	17.04	—	6.18
Canceled - Unvested (Forfeited)	(211,816)	6.30	—	2.80
Outstanding, end of period	2,826,949	7.48	—	3.19	8.19
Vested	1,147,311	10.07	—	4.06	7.00
Unvested	1,679,638	5.71	—	2.59	9.01
Exercisable, end of period	1,147,311	10.07	—	4.06	7.00

As of January 28, 2012, there was approximately $3.1 million of total unrecognized compensation expense related to unvested stock options granted under our share-based compensation plans.  That expense is expected to be recognized over a weighted average period of approximately 1.9 years.

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

The aggregate intrinsic value in the preceding three tables represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the transition period, fiscal 2011 and fiscal 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 28, 2012, February 26, 2011, February 27, 2010, respectively.

Stock-Based Compensation Activity — Restricted Stock

The following table presents a summary of our restricted stock activity for the eleven month period ended January 28, 2012 and the twelve month periods ended February 26, 2011 and February 27, 2010:

	Eleven		Twelve
	Months Ended		Months Ended
	January 28, 2012		February 26, 2011		February 27, 2010
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	183,070	$8.22	702,450	$5.34	282,418	$10.54
Granted	536,931	5.06	406,348	8.73	721,900	4.64
Vested	(149,102)	6.91	(268,824)	6.33	(109,418)	9.13
Canceled - Unvested (forfeited)	(123,995)	7.63	(656,904)	6.23	(192,450)	8.22
Unvested, end of period	446,904	5.03	183,070	8.22	702,450	5.34

Aggregate intrinsic value (in thousands)	$930		$1,124		$4,875

The total fair value of shares of restricted stock that vested during the transition period, fiscal 2011 and fiscal 2010 was $0.9 million, $0.9 million and $0.8 million, respectively.  As of January 28, 2012, there was approximately $1.0 million of unrecognized stock-based compensation expense related to non-vested restricted stock awards, which is expected to be recognized over a weighted average period of approximately 1.8 years.

NOTE 11 — OTHER INCOME

Other income consisted of the following (in thousands):

	Eleven	Twelve
	Months Ended	Months Ended
	January 28,	February 26,	February 27,
Description	2012	2011	2010

Interest income, net	$202	$368	$412
Gain (loss) on investments carried at fair value	122	41	316
Other	—	41	—

	$324	$450	$728

NOTE 12 — INCOME TAXES

The provision for income taxes consisted of (in thousands):

	Eleven	Twelve
	Months Ended	Months Ended
	January 28,	February 26,	February 27,
	2012	2011	2010
Current:
Federal tax expense (benefit)	$(84)	$(2,344)	$2,517
State tax expense (benefit)	(289)	(214)	25
Current tax expense (benefit)	(373)	(2,558)	2,542
Deferred tax expense (benefit)	(14)	10,616	(3,339)
Income tax provision (benefit)	$(387)	$8,058	$(797)

Our effective income tax rate differs from the federal income tax rate as follows:

	Eleven	Twelve
	Months Ended	Months Ended
	January 28,	February 26,	February 27,
	2012	2011	2010

Federal income tax (benefit) at statutory rate	(35.0)%	(35.0)%	(35.0)%
State income tax (benefit), net of federal	(0.4)	(0.3)	(52.6)
Change in valuation allowance	35.0	91.1	—
Reserve for unrecognized tax benefits	—	—	(27.1)
Tax exempt interest income	(0.1)	(1.2)	(20.9)
Officer compensation expense	—	0.7	4.1
Other	—	1.8	6.8
	(0.5)%	57.1%	(124.7)%

Our income tax provision for fiscal 2010 includes discrete out-of-period benefits in the amount of $0.3 million to correct errors related to prior years.  Management believes these amounts are immaterial to fiscal year 2010, as well as to the years to which they relate.

The net deferred tax asset (liability) included in the consolidated balance sheet as of January 28, 2012 and February 26, 2011  is as follows (in thousands):

	January 28,	February 26,
	2012	2011

Deferred tax assets:
Accrued store closing expense	$4,672	$—
Accrued vacation compensation	495	1,027
Friendship Rewards loyalty liability	1,114	975
Merchandise inventories	1,796	1,514
Accrued rent obligations	6,265	8,874
Stock-based compensation expense	1,835	1,393
Net operating loss carryforwards	22,952	977
Contribution carryforwards	1,376	1,318
Tax credit carryforwards	574	458
Other accrued liabilities	2,188	2,204
Total deferred tax assets	43,267	18,740

Deferred tax liabilities:
Depreciation and amortization	(1,476)	(4,221)
Other	(462)	(552)
Total deferred tax liabilities	(1,938)	(4,773)
Less: Valuation allowance	(41,329)	(13,967)
Net deferred tax asset (liability)	$—	$—

Deferred income tax assets represent potential future income tax benefits.  Realization of these assets is ultimately dependent upon future taxable income.  We have incurred a net cumulative loss as measured by the results of the current year and the prior two years.  ASC 740 “Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period.  Forming a conclusion that a valuation allowance is not needed is difficult when negative evidence such as cumulative losses exists.  As a result of our evaluation, we have concluded that there was insufficient positive evidence to overcome the negative evidence related to our cumulative losses.  Accordingly, we recognized a non-cash provision of $10.6 million in fiscal 2011 to establish a valuation allowance against our net deferred tax assets.  Recording the valuation allowance does not have any impact on cash and does not prevent us from using the deferred tax assets in the future when profits are realized.

As of January 28, 2012, we have federal and state net operating loss carryforwards which will reduce future taxable income.  Approximately $20.9 million in federal tax benefits are available from these loss carryforwards and an additional $0.6 million is available in tax credit carryforwards.  The state loss carryforwards will result in state tax benefits of approximately $2.1 million.  The federal net operating loss carryovers will expire in November 2031 and beyond.  The state net operating loss carryforwards will expire in November 2014 and beyond.  Additionally, we have charitable contribution carryforwards that will expire in 2014.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at February 28, 2009	$3,479

Additions based on tax positions related to the current year	167
Reductions for tax positions of previous years	(16)
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(724)
Settlements	(266)
Balance at February 27, 2010	2,640

Additions based on tax positions related to the current year	88
Reductions for tax positions of previous years	(1,096)
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(328)
Balance at February 26, 2011	1,304

Additions based on tax positions related to the current year	27
Additions for tax positions of previous years	241
Reductions for tax positions of previous years	(72)
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(488)
Settlements	(156)
Balance at January 28, 2012	$856

Our liability for unrecognized tax benefits is recorded within other non-current liabilities on our consolidated balance sheets.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of January 28, 2012 and February 26, 2011 were $0.7 million and $1.1 million, respectively.  The balance above at January 28, 2012 includes $0.2 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

We recognize interest and penalties related to unrecognized tax benefits as components of income tax expense.  At January 28, 2012 and February 26, 2011, we had accrued $0.5 million and $0.7 million, respectively, for the potential payment of interest and penalties.

The Company and our subsidiaries are subject to U.S. federal income taxes and the income tax obligations of various state and local jurisdictions.  Fiscal 2009, 2010, 2011 and the transition period remain subject to examination by the Internal Revenue Service.  With few exceptions, we are not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2005.  At January 28, 2012, we had ongoing audits in various jurisdictions, but we do not expect our liability for unrecognized tax benefits to significantly increase or decrease in the next twelve months.

NOTE 13 — EARNINGS PER SHARE

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

	Eleven	Twelve
	Months Ended	Months Ended
	January 28,	February 26,	February 27,
	2012	2011	2010
Numerator (in thousands):
Net income (loss) attributable to Christopher & Banks Corporation	$(71,062)	$(22,167)	$158
Dividends paid on participating securities	(41)	(81)	(80)
Net income (loss) available to common shareholders	$(71,103)	$(22,248)	$78
Denominator (in thousands):
Weighted average common shares outstanding - basic	35,554	35,392	35,141
Dilutive shares	—	—	93
Weighted average common and common equivalent shares outstanding - diluted	35,554	35,392	35,234
Net income (loss) per common share:
Basic	$(2.00)	$(0.63)	$0.00
Diluted	$(2.00)	$(0.63)	$0.00

The adoption of ASC 260-10 had no material impact on diluted EPS for the years ended January 28, 2012, February 26, 2011 and February 27, 2010.  Total stock options of approximately 2.8 million, 2.5 million and 1.4 million were excluded from the shares used in the computation of diluted earnings per share for the transition period, fiscal 2011 and fiscal 2010, respectively, as they were anti-dilutive.

NOTE 14 — FAIR VALUE MEASUREMENTS

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

Certain of our financial assets and liabilities are recorded at their carrying amounts which approximate fair value, based on their short-term nature.  These financial assets and liabilities include cash and cash equivalents, accounts receivable, and accounts payable.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For the eleven months ended January 28, 2012, fair value applied to our available-for-sale investment securities.  For the twelve months ended February 26, 2011, fair value under ASC 820-10 applied to our available-for-sale investment securities, ARS and ARS rights.  These financial assets are carried at fair value pursuant to the requirements of ASC 820-10.

The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands).

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	January 28, 2012	Level 1	Level 2	Level 3
Short-term investments:
Available-for-sale securities:
Municipal bonds	$5,660	$—	$5,660	$—
U.S. Agency securities	2,000	—	2,000	—
Total current assets	7,660	—	7,660	—
Long-term investments:
Available-for-sale securities:
Municipal bonds	13,284	—	13,284	—
Total non-current assets	13,284	—	13,284	—
Total assets	$20,944	$—	$20,944	$—

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	February 26, 2011	Level 1	Level 2	Level 3
Short-term investments:
Available-for-sale securities:
Commercial paper	$5,791	$—	$5,791	$—
Variable rate demand obligations	6,505	—	6,505	—
Municipal bonds	16,132	—	16,132	—
U.S. Agency securities	4,632	—	4,632	—
Total current assets	33,060	—	33,060	—
Long-term investments:
Available-for-sale securities:
Municipal bonds	18,660	—	18,660	—
U.S. Agency securities	10,164	—	10,164	—
Total non-current assets	28,824	—	28,824	—
Total assets	$61,884	$—	$61,884	$—

Following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value:

Available-for-sale securities:

As of January 28, 2012 and February 26, 2011, our available-for-sale securities were valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets in which there were fewer transactions.

Trading securities:

We had no trading securities as of January 28, 2012 and February 26, 2011.  As of February 27, 2010, our trading securities consisted solely of ARS.  As discussed in Note 4, Investments, auctions for ARS held by us failed beginning in February 2008.  As a result, our investments in ARS were valued to reflect the lack of liquidity of these investments while taking into account the credit quality of the underlying securities.

ARS rights:

As discussed in Note 4, Investments, in November 2008, we accepted UBS’s ARS settlement offer.  This resulted in us receiving ARS rights, which we have elected to account for at fair value.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands).

	Twelve Months Ended
	February 26, 2011
	ARS	ARS Rights
Beginning balance	$12,800	$2,000
Total gains (losses):
Included in earnings	2,050	(2,000)
Settlements	(14,850)	—
Ending balance	$—	$—

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

The table below segregates non-financial assets and liabilities as of January 28, 2012, February 26, 2011 and February 27, 2010 that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (in thousands).

	Transition				Realized
	Period Ended	Fair Value Measurements			Gains (Losses)
	January 28,	Using Inputs Considered as			Eleven Months Ended
Description	2012	Level 1	Level 2	Level 3	January 28, 2012
Assets:
Long-lived assets held and used	$1,298	$—	$—	$1,298	$(11,445)

Liabilities:	$—	$—	$—	$—	$—

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of FASB Codification Subtopic 360-10, long-lived assets held and used with a carrying amount of $12.7 million were written down to their fair value of $1.3 million, resulting in an impairment charge of $11.4 million which was included in earnings for the eleven months ended January 28, 2012.  Long-lived assets held and used with a carrying amount of $3.3 million were written down to their fair value of $0.5 million, resulting in an impairment charge of $2.8 million, which was included in earnings for the twelve months ended February 26, 2011 and long-lived assets held and used with a carrying amount of $3.6 million were written down to their fair value of $0.7 million, resulting in an impairment charge of $2.9 million, which was included in earnings for the twelve months ended February 27, 2010.

Our assessment of the recoverability of the carrying value of our assets involves the projection of future cash flows which requires the use of significant estimates and assumptions.  Differences in circumstances or estimates could produce significantly different results.  The current challenging economic environment which affects the retail industry makes it possible that additional long-lived asset impairments could be identified and recorded in future periods.

NOTE 15 — COMPREHENSIVE INCOME

Comprehensive income consisted of the following (in thousands):

	Eleven	Twelve
	Months Ended	Months Ended
	January 28,	February 26,	February 27,
	2012	2011	2010

Net income (loss)	$(71,062)	$(22,167)	$158
Fair value adjustment on investments	127	(104)	39

Total comprehensive income (loss)	$(70,935)	$(22,271)	$197

NOTE 16 — EMPLOYEE BENEFIT PLANS AND EMPLOYMENT AGREEMENTS

We have established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for the benefit of all employees who meet certain eligibility requirements, which are primarily age, length of service and hours of service.  The plan allows eligible employees to invest from 1% to 60% of their compensation, subject to dollar limits as established by the federal government.  The plan allows for discretionary Company matching contributions.  Effective March 8, 2009, we discontinued our discretionary matching contributions and no Company contributions were made for the fiscal periods ended January 28, 2012 and February 26, 2011.  Company contributions for the fiscal year ended February 27, 2010 were $6,000.  We do not offer any other post-retirement, post-employment or pension benefits to directors or employees.

In April 2011, we entered into new severance agreements with certain Executive Officers.  These severance agreements provide that the individual is and remains an at-will employee and thus may be terminated at any time with or without “cause” as defined in the agreement.  If the employee is terminated “without cause” and executes a general release of claims in favor of the Company, we are obligated to pay the executive officer a severance payment in the aggregate which equals six months salary, and the employee is required to refrain from engaging in certain competitive activities or soliciting employees to terminate their employment with the Company for a period of one year.

NOTE 17 — LEASE COMMITMENTS

We lease each of our store locations and vehicles under operating leases. The store lease terms, including rental period, renewal options, escalation clauses and rent as a percentage of sales, vary among the leases. Most store leases require us to pay real estate taxes and common area maintenance charges.

Total rental expense for all leases was as follows (in thousands):

	Eleven	Twelve
	Months Ended	Months Ended
	January 28,	February 26,	February 27,
	2012	2011	2010
Minimum rent	$35,790	$40,677	$45,709

Contingent rent—based on a percentage of sales	6,791	6,771	5,331
Maintenance, taxes and other	25,029	29,585	33,713
Amortization of deferred lease incentives	(5,137)	(4,553)	(4,238)
	$62,473	$72,480	$80,515

Future minimum rental commitments for all leases are as follows (in thousands):

	Operating Leases
	Retail Store	Vehicles/
	Facilities	Other	Total
< 12 months	$39,833	$210	$40,043
12-24 months	34,260	57	34,317
24-36 months	25,163	16	25,179
36-48 months	18,311	—	18,311
48-60 months	12,626	—	12,626
> 60 months	22,548	—	22,548
Total minimum lease payments	$152,741	$283	$153,024

The Company has recorded a liability of $3.8 million within current liabilities and $8.0 million within long-term liabilities related to future lease payments, net of assumed sublease rentals, related to stores which the Company closed in the fourth quarter of the transition period.  Future minimum lease payments on these leases are included in the table above.  The Company is in the process of negotiating termination agreements with these landlords and expects to settle these liabilities within the next twelve months.

NOTE 18 — LEGAL PROCEEDINGS

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

NOTE 19 — SOURCES OF SUPPLY

Our ten largest vendors represented approximately 55%, 77% and 74% of our total merchandise purchases in the transition period, fiscal 2011 and fiscal 2010, respectively.  Purchases from one of our suppliers accounted for approximately 19% of our purchases during the transition period, and no other vendor provided greater than 10% of our merchandise purchases for the eleven month period ended January 28, 2012. The same vendor supplied us with approximately 27% of our merchandise purchases during fiscal 2011 and two additional vendors supplied us with 15% and 12% of our merchandise, respectively during fiscal 2011.  During the fiscal year ended February 27, 2010, our three largest vendors supplied us with 27%, 15% and 12% of our purchases, respectively.  Although we have strong relationships with these vendors, there can be no assurance that these relationships can be maintained in the future or that these vendors will continue to supply merchandise to us.  If there should be any significant disruption in the supply of merchandise from these vendors, management believes that we will be able to shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on our financial position or results of operations.

NOTE 20 — SEGMENT REPORTING

We operate in the retail apparel industry in which we primarily design, source and sell women’s apparel catering to customers generally ranging in age from 45 to 55 who are typically part of a segment of the female baby boomer demographic.  We have identified two operating segments (Christopher & Banks and C.J. Banks) as defined by ASC 820 “Disclosures about Segments of an Enterprise and Related Information.” Our Christopher & Banks and C.J. Banks operating segments have been aggregated into one reportable segment based on the similar nature of products sold, methods of sourcing, merchandising and distribution processes involved, target customers and economic characteristics of the two operating segments.

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

For the fiscal periods ended January 28, 2012, February 26, 2011 and February 27, 2010 the Christopher & Banks/C.J. Banks operating income included store-level asset impairment charges of $11.4 million, $2.8 million and $2.9 million respectively.

	christopher & banks/	Corporate/
(in thousands)	cj banks	Administrative	Consolidated

Eleven Months Ended January 28, 2012:
Net sales	$412,796	$—	$412,796
Operating income (loss)	(22,931)	(48,842)	(71,773)
Total assets	116,491	49,525	166,016

Twelve Months Ended February 26, 2011:
Net sales	$448,130	$—	$448,130
Operating income (loss)	38,594	(53,153)	(14,559)
Total assets	142,931	91,232	234,163

Twelve Months Ended February 27, 2010:
Net sales	$455,402	$—	$455,402
Operating income (loss)	46,865	(48,232)	(1,367)
Total assets	156,686	110,611	267,297

NOTE 21 — RELATED PARTY TRANSACTIONS

The Company or its subsidiaries have for the past several years purchased goods from G-III Apparel Group Ltd. (“G-III”) or its related entities.  On January 3, 2011, Morris Goldfarb, the Chairman of the Board and Chief Executive Officer of G-III, became a director of the Company.  In the transition period and fiscal 2011, the purchases made by the Company and its subsidiaries from G-III and its related entities aggregated approximately $2.5 million and $0.3 million, respectively.  As of January 28, 2012, the Company had a balance due to G-III or its related entities of approximately $27,000.

Other than the relationship noted above, related party transactions are limited to employment or other agreements with certain of our current and former officers, all of which have been previously disclosed.

NOTE 22 - SUBSEQUENT EVENTS

Effective February 17, 2012, we announced that our Board of Directors had elected Joel N. Waller as our President and Chief Executive Officer.  Mr. Waller replaced Larry C. Barenbaum, our former Chief Executive Officer, who resigned all positions with the Company, including the position of Director, effective February 17, 2012.  We incurred a pre-tax charge of approximately $0.3 million in the first quarter of fiscal 2012 in connection with Mr. Barenbaum’s resignation.

On March 22, 2012, we entered into the Eighth Amendment to the Credit Facility with Wells Fargo.  See Note 9 - Credit Facility for additional disclosure related to the provisions of this amendment.

Subsequent to January 28, 2012, we successfully negotiated termination agreements for eleven stores which were closed on or before January 28, 2012.  Actual negotiated termination fees for these eleven stores were $0.7 million.  The amount included in our lease termination fee accrual related to these stores as of January 28, 2012 was $2.1 million.

NOTE 23 — QUARTERLY FINANCIAL DATA (UNAUDITED):

	Transition Period Quarters (1)
(in thousands, except per share data)	First	Second	Third	Fourth (2) (3)

Net sales	$123,832	$96,230	$123,896	$68,838
Operating income (loss)	$1,992	$(12,945)	$(28,225)	$(32,595)
Net income (loss)	$1,891	$(12,982)	$(28,239)	$(31,731)

Basic per share data:
Net income (loss)	$0.05	(0.37)	(0.79)	(0.89)

Diluted per share data:
Net income (loss)	$0.05	(0.37)	(0.79)	(0.89)

Dividends per share	$0.06	$0.06	$0.06	$0.00

(1)          The summation of quarterly per share data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

(2)          As described in Note 1, in connection with the preparation of our consolidated financial statements for the fiscal year ended January 28, 2012, we determined that our calculation of our accrued vacation liability was incorrect due to a change in policy implemented during our fiscal year ended March 1, 2008.  We revised our calculation in the fourth quarter of the transition period to reflect the correct calculation which resulted in a benefit of approximately $1.3 million.  The effect of the correction was to decrease our operating loss and our net loss for the 2012 fourth quarter and fiscal year by approximately $1.3 million.  We have concluded that this correction is immaterial to the related consolidated financial statements as a whole

(3)          Due to our change in fiscal year-end, the fourth quarter of the Transition Period contains only two months of results.

	Fiscal 2011 Quarters(3)
	First	Second	Third	Fourth

Net sales	$126,235	$101,340	$120,947	$99,608
Operating income (loss)	$10,649	$(4,425)	$(197)	$(20,586)
Net income (loss)	$6,340	$(2,538)	$(9,226)	$(16,743)

Basic per share data:
Net income (loss)	$0.18	$(0.07)	$(0.26)	$(0.47)

Diluted per share data:
Net income (loss)	$0.18	$(0.07)	$(0.26)	$(0.47)

Dividends per share	$0.06	$0.06	$0.06	$0.06

(4)          The summation of quarterly per share data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no matters which are required to be reported under Item 9.

ITEM 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of January 28, 2012. Based upon the foregoing, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective, as of January 28, 2012, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the evaluation, management has concluded our internal control over financial reporting was effective as of January 28, 2012.

The effectiveness of our internal control over financial reporting as of January 28, 2012 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which appears on page 44.

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

Attestation Report of Independent Registered Public Accounting Firm

The attestation report of KPMG LLP, our independent registered public accounting firm, appears on page 44.

ITEM 9B.

OTHER INFORMATION

There are no matters which are required to be reported under Item 9B.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors required by Item 10 is incorporated herein by reference to the section entitled, “Item 1 - Election of Directors,” in the Proxy Statement.  Information regarding our executive officers is included in Part I of this Transition Report on Form 10-K in the section entitled “Executive Officers of the Registrant.”  Information concerning compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance,” and such information is incorporated herein by reference.  Information regarding our Audit Committee and audit committee financial experts is included in the Proxy Statement under the section entitled “Meetings and Committees of the Board of Directors - The Audit Committee,” and such information is incorporated by reference.

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

ITEM 11.

EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled “Executive Compensation,” “Meetings and Committees of the Board of Directors — Compensation Program for Non-Employee Directors” and “Meetings and Committees of the Board of Directors — Compensation Program for Non-Employee Directors” in the Proxy Statement.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this item is incorporated by reference to the sections entitled “Audit Committee Report and Payment of Fees to Our Independent Registered Public Accounting Firm — Independent Registered Public Accounting Firm Fees” and “Audit Committee Report and Payment of Fees to Our Independent Registered Public Accounting Firms — Auditor Services Pre-Approval Policy” in the Proxy Statement.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

(2)	Financial Statement Schedules:

Schedule II-Valuation and Qualifying Accounts and Reserves		88

All schedules omitted are not applicable or the required information is shown in the financial statements or notes thereto.

(3)                 Exhibits:

3.1

Restated Certificate of Incorporation of Christopher & Banks Corporation (incorporated herein by reference to Exhibit 4.1 to Registration Statement on form S-8 (Registration No. 333-174509) filed May 26, 2011)

3.2	Sixth Amended and Restated By-Laws of Christopher & Banks Corporation, effective January 6, 2012 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 9, 2012)

4.1

Form of certificate for shares of common stock of Christopher & Banks Corporation (incorporated herein by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended August 28, 2010 filed October 7, 2010)

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

10.4

Second Amendment to our 1997 Stock Incentive Plan dated as of July 28, 1999 (incorporated herein by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q for the fiscal quarter ended August 28, 1999 filed October 12, 1999)**

10.5

Third Amendment to the 1997 Stock Incentive Plan dated as of July 26, 2000 (incorporated herein by reference to Exhibit 10.40 to Annual Report on Form 10-K for the fiscal year ended March 2, 2002 filed May 29, 2002)**

10.6

Fourth Amendment to the 1997 Stock Incentive Plan dated as of August 1, 2001 (incorporated herein by reference to Exhibit 10.41 to Annual Report on Form 10-K for the fiscal year ended March 2, 2002 filed May 29, 2002)**

10.7

Form of Qualified Stock Option Agreement under our 1997 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended February 26, 2011, filed May 12, 2011)**

10.8

Form of Nonqualified Stock Option Agreement under our 1997 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended February 26, 2011 filed May 12, 2011)**

10.9

Form of Restricted Stock Agreement under our 1997 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.36 to Annual Report on Form 10-K for the fiscal year ended March 3, 2007 filed May 2, 2007)**

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

10.12	2002 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to Registration Statement on Form S-8 filed March 13, 2006 (Registration Statement No. 333-132377))**

10.13	Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 5, 2008)**

10.14

Second Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan, effective July 27, 2010 (incorporated herein by reference to Exhibit 10.2 to Current Report on 8-K filed August 2, 2010)**

10.15

Form of Qualified Stock Option Agreement under our 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 to Annual Report on Form 10-K for the fiscal year ended February 26, 2011 filed May 12, 2011)**

10.16

Form of Qualified Stock Option Agreement under our 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended February 26, 2011 filed May 12, 2011)**

10.17

Form of Nonqualified Stock Option Agreement under our 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.17 to Annual Report on Form 10-K for the fiscal year ended February 26, 2011 filed May 12, 2011) **

10.18

Form of Nonqualified Stock Option Agreement under our 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended February 26, 2011 filed May 12, 2011) **

10.19

Form of Nonqualified Stock Option Agreement under our Second Amended and Restated 2005 Stock Incentive Plan (used for awards granted beginning April 2011) (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 15, 2011)**

10.20

Form of Restricted Stock Agreement under our 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.39 to Annual Report on Form 10-K for the fiscal year ended March 3, 2007 filed May 2, 2007)**

10.21

Form of Restricted Stock Agreement (Time-Based Vesting) under our 2005 Stock Incentive Plan (approved 2008) (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K filed February 27, 2008)**

10.22

Form of Restricted Stock Agreement (Time-Based Vesting) under our Second Amended and Restated 2005 Stock Incentive Plan (used for awards granted beginning April 2011) (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed April 15, 2011)**

10.23

Form of Restricted Stock Agreement (Performance-Based Vesting) under our 2005 Stock Incentive Plan (approved 2008) (incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K filed February 27, 2008)**

10.24

Form of Restricted Stock Agreement (Performance-Based Vesting) under our Second Amended and Restated 2005 Stock Incentive Plan (used for awards granted beginning April 2011) (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K filed April 15, 2011)**

10.25

Form of Restricted Stock Rights Agreement (Performance-Based Vesting) (Fiscal 2012 Annual Incentive Program) under our Second Amended and Restated 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K filed April 15, 2011)**

10.26

Amended and Restated Christopher & Banks Corporation 2006 Equity Incentive Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 5, 2008)**

10.27

Second Amended and Restated Christopher & Banks Corporation 2006 Equity Incentive Plan for Non-Employee Directors, effective July 27, 2010 (incorporated herein by reference to Exhibit 10.1 to Current Report on 8-K filed August 2, 2010)**

10.28

Form of Non-Qualified Stock Option Agreement under our 2006 Equity Incentive Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 1, 2006)**

10.29

Form of Restricted Stock Agreement under our 2006 Equity Incentive Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 1, 2006)**

10.30

Christopher & Banks Corporation Non-Employee Director Deferred Stock Plan (incorporated herein by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended August 27, 2011 filed October 6, 2011)**

10.31	2006 Senior Executive Incentive Plan (incorporated herein by reference to Appendix B to Definitive Proxy Statement filed June 14, 2006)**

10.32	Amendment No. 1 to Christopher & Banks Corporation 2006 Senior Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 28, 2007)**

10.33	Christopher & Banks Corporation 2009 Qualified Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 4, 2009)**

10.34

Form of Severance Agreement between Christopher & Banks Corporation and certain of its Executive Officers (incorporated herein by reference to Exhibit 10.1 to Current Report on 8-K filed April 20, 2011)**

10.35

Form of Indemnification Agreement between Christopher & Banks Corporation, its directors and certain of its executive officers (incorporated herein by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended August 27, 2011 filed October 6, 2011)**

10.36

Executive Employment Agreement between Christopher & Banks Corporation and Monica Dahl, dated as of August 6, 2006 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 9, 2006)**

10.37

Amended and Restated Executive Employment Agreement between Christopher & Banks Corporation and Monica Dahl, effective as of July 31, 2008 (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K filed August 5, 2008)**

10.38

Restricted Stock Agreement between Christopher & Banks Corporation and Monica Dahl, dated as of August 7, 2006 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 9, 2006)**

10.39

Amendment to Restricted Stock Agreement between Christopher & Banks Corporation and Monica Dahl, effective as of March 28, 2007 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed April 2, 2007)**

10.40	Description of compensation arrangement with Larry Barenbaum as Interim Chief Executive Officer (incorporated herein by reference to Item 5.02 of Current Report on Form 8-K filed October 22, 2010)**

10.41	Description of compensation arrangement with Larry Barenbaum as Chief Executive Officer (incorporated herein by reference to Item 5.02 of Current Report on Form 8-K/A filed January 31, 2011)**

10.42

Agreement by and between Christopher & Banks Corporation and Larry Barenbaum effective as of January 10, 2011 (incorporated herein by reference to Exhibit 10.1 to Current Report on 8-K/A filed January 31, 2011)**

10.43

Stock Option Agreement, effective as of January 29, 2011, between Christopher & Banks Corporation and Larry C. Barenbaum (incorporated herein by reference to Exhibit 4.4 to Registration Statement on Form S-8 (Registration No. 333-174509) filed on May 26, 2011)**

10.44	Description of compensation arrangement with Michael J. Lyftogt as Interim Chief Financial Officer (incorporated herein by reference to Item 5.02 of Current Report on Form 8-K filed July 16, 2010)**

10.45	Description of compensation arrangement with Michael J. Lyftogt as Chief Financial Officer (incorporated herein by reference to Item 5.02 of Current Report on Form 8-K filed February 24, 2011)**

10.46

Agreement by and between Christopher & Banks Corporation and Joel N. Waller effective as of January 3, 2012 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed January 6, 2012)**

10.47

Amended Agreement between Christopher & Banks Corporation and Joel N. Waller effective as of February 29, 2012 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed March 1, 2012)**

10.48

Amended and Restated Credit and Security Agreement by and between Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit Operating Division dated November 4, 2005 (incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K for the fiscal year ended February 26, 2011 filed May 12, 2011)

10.49

Second Amendment, dated May 23, 2008, to the Amended and Restated Credit and Security Agreement, dated November 4, 2005, by and between Christopher & Banks, Inc., Christopher & Banks Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K for the fiscal year ended February 26, 2011 filed May 12, 2011)

10.50

Sixth Amendment, dated June 29, 2011, to the Amended and Restated Credit and Security Agreement, originally dated November 4, 2005, by and between Christopher & Banks, Inc., Christopher & Banks Company, Christopher & Banks Corporation and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 30, 2011)

10.52

Eighth Amendment, dated March 22, 2012, to the Amended and Restated Credit and Security Agreement, originally dated November 4, 2005, by and between Christopher & Banks, Inc., Christopher & Banks Company, Christopher & Banks Corporation and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 5, 2012)

10.53

Form of Stock Option Agreement (Nonqualified Stock Option) under the Second Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 30, 2012)

10.54

Form of Performance-Based Restricted Stock Agreement under the Second Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 30, 2012)

21.1	Subsidiaries of Christopher & Banks Corporation (incorporated herein by reference to Exhibit 21.1 to Annual Report on Form 10-K for the fiscal year ended March 1, 2008 filed May 15, 2008)

23.1*	Consent of KPMG LLP

23.2*	Consent of PricewaterhouseCoopers LLP

24.1*	Powers of Attorney

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***101

Financial statements from the Transition Report on Form 10-K of Christopher & Banks Corporation for the fiscal year ended January 28, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

*   Filed herewith

** Management agreement or compensatory plan or arrangement

*** Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Transition Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference to such filings

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 12, 2012.

CHRISTOPHER & BANKS CORPORATION

By:	/S/ JOEL N. WALLER
Joel N. Waller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/S/ JOEL N. WALLER		President, Chief Executive Officer	April 12, 2012
Joel N. Waller		(Principal Executive Officer)

/S/ MICHAEL J. LYFTOGT		Senior Vice President,	April 12, 2012
Michael J. Lyftogt		Chief Financial Officer (Principal
Financial and Accounting Officer)

*		Non-Executive Chairman and Director	April 12, 2012
Paul L. Snyder

*		Director	April 12, 2012
Martin L. Bassett

*		Director	April 12, 2012
Mark A. Cohn

*		Director	April 12, 2012
James J. Fuld, Jr.

*		Director	April 12, 2012
Morris Goldfarb

*		Director	April 12, 2012
Anne L. Jones

*		Director	April 12, 2012
Lisa W Pickrum

* By	/S/ MICHAEL J. LYFTOGT
Michael J. Lyftogt
Attorney-in-Fact, pursuant to
Power of Attorney filed herewith

Christopher & Banks Corporation

Financial Statement Schedule

Schedule II- Valuation and Qualifying Accounts

Deferred Tax Asset Valuation Allowance

Balance at February 27, 2010	$—
Additions charged to income	13,967
Deductions	—
Balance at February 27, 2011	13,967
Additions	27,889
Deductions	(527)
Balance at January 28, 2012	$41,329