Form 10-Q
period 2012-04-28
CHRISTOPHER & BANKS CORP
filed 2012-06-07
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

or

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

Former fiscal year ended on that Saturday which fell closest to the last day of February

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

As of May 25, 2012, 36,693,682 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 28,	January 28,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$21,690	$40,782
Short-term investments	6,693	7,660
Accounts receivable	4,883	3,649
Merchandise inventories	44,455	39,455
Prepaid expenses	3,180	3,289
Income taxes receivable	1,014	1,188
Total current assets	81,915	96,023

Property, equipment and improvements, net	52,900	56,443
Long-term investments	5,287	13,284
Other assets	168	266
Total assets	$140,270	$166,016

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,000	$18,355
Accrued salaries, wages and related expenses	3,331	5,831
Other accrued liabilities	21,875	26,677
Total current liabilities	41,206	50,863

Non-current liabilities:
Deferred lease incentives	9,863	10,546
Deferred rent obligations	4,918	5,294
Lease termination liabilities	5,964	8,032
Other non-current liabilities	1,922	1,919
Total non-current liabilities	22,667	25,791

Commitments	—	—
Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 46,485 and 45,819 shares issued and 36,694 and 36,028 shares outstanding at April 28, 2012 and January 28, 2011, respectively	465	458
Additional paid-in capital	117,860	117,399
Retained earnings	70,742	84,154
Common stock held in treasury, 9,791 shares at cost at April 28, 2012 and January 28, 2012, respectively	(112,711)	(112,711)
Accumulated other comprehensive income	41	62
Total stockholders’ equity	76,397	89,362

Total liabilities and stockholders’ equity	$140,270	$166,016

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	April 28,	May 28,
	2012	2011
Net sales	$93,622	$123,832

Costs and expenses:
Merchandise, buying and occupancy	71,969	80,826
Selling, general and administrative	30,825	35,430
Depreciation and amortization	5,031	5,584
Restructuring and impairment	(797)	—
Total costs and expenses	107,028	121,840

Operating income (loss)	(13,406)	1,992
Other income	54	79

Income (loss) before income taxes	(13,352)	2,071

Income tax provision	60	180

Net income (loss)	$(13,412)	$1,891

Basic earnings (loss) per share:
Net income (loss)	$(0.38)	$0.05

Basic shares outstanding	35,590	35,482

Diluted earnings per share:
Net income (loss)	$(0.38)	$0.05

Diluted shares outstanding	35,590	35,533

Dividends per share	$—	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 28, 2012			May 28, 2011
Net income (loss)			$(13,412)			$1,891

Other comprehensive income, net of tax
Unrealized holding gains (losses) on securities arising during period	$(3)			$177
Tax impact	(1)	$(2)		30	$147

Less: reclassification adjustment for gains included in net income	(31)			(14)
Tax impact	(12)	(19)		(6)	(8)

Other Comprehensive Income			(21)			139
Comprehensive Income			$(13,433)			$2,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 28,	May 28,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$(13,412)	$1,891
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,031	5,584
Amortization of premium on investments	(72)	50
Deferred income taxes	—	—
Stock-based compensation expense	490	586
Loss on disposal of assets	15	—
Impairment of store assets	139	—
Gain on investments, net	(26)	(8)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,234)	(3,172)
(Increase) decrease in merchandise inventories	(5,000)	4,403
(Increase) decrease in prepaid expenses	109	(1,127)
Decrease in income taxes receivable	174	73
Decrease in other assets	98	40
Decrease in accounts payable	(2,355)	(3,395)
Decrease in accrued liabilities	(7,302)	(3,530)
Decrease in lease termination fee liability	(2,068)	—
Decrease in deferred lease incentives	(683)	(45)
Decrease in other liabilities	(373)	(170)
Net cash provided by (used in) operating activities	(26,469)	1,180

Cash flows from investing activities:
Purchases of property, equipment and improvements	(1,665)	(3,464)
Proceeds from sale of furniture, fixtures and equipment	23	—
Purchases of investments	—	(13,063)
Sales of investments	9,041	22,087
Net cash provided by investing activities	7,399	5,560

Cash flows from financing activities:
Shares redeemed for payroll taxes	(22)	—
Dividends paid	—	(2,137)

Net cash used in financing activities	(22)	(2,137)

Net increase (decrease) in cash and cash equivalents	(19,092)	4,603

Cash and cash equivalents at beginning of period	40,782	43,712

Cash and cash equivalents at end of period	$21,690	$48,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Christopher & Banks Corporation and its subsidiaries (collectively referred to as “Christopher & Banks”, “the Company”, “we” or “us”) pursuant to the current rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our Transition Report on Form 10-K for the eleven month transition period ended January 28, 2012.

In January 2012, our Board of Directors amended and restated our By-Laws to provide that our fiscal year ends at the close of business on that Saturday which falls closest to the last day of January.  Prior to this change, our fiscal year ended at the close of business on that Saturday which fell closest to the last day of February.  In order to transition to our new fiscal calendar, our last fiscal year was shortened from twelve months to eleven months resulting in an eleven month transition period ended January 28, 2012 (the “transition period”).  In this Quarterly Report on Form 10-Q, our current fiscal year, the 53-week period ending February 2, 2013, is referred to as (“fiscal 2012”).

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal adjustments, except as otherwise stated in these notes, necessary to present fairly our financial position as of April 28, 2012 and January 28, 2012, our results of operations for the thirteen-week periods ended April 28, 2012 and May 28, 2011 and our cash flows for the thirteen-week periods ended April 28, 2012 and May 28, 2011.

Private Label Credit Card Program

During the first quarter of fiscal 2012, we launched a private label credit card program with a sponsoring bank which provides for the issuance of credit cards bearing the Christopher & Banks and C.J. Banks brands.  The sponsoring bank manages and extends credit to our customers and is the sole owner of the accounts receivable generated under the program.  As part of the program, we received a signing bonus of $0.5 million from the sponsoring bank and also earn revenue based on card usage by our customers.  The signing bonus is included in other liabilities and is being recognized in net sales ratably over the term of the contract and the other revenues are recognized in net sales in the periods in which the customer transactions occur.  In addition, the sponsoring bank reimburses us for certain marketing expenditures related to the program subject to an annual cap on the amount of reimbursable expenses.

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS.”  ASU 2011-04 amends ASC 820, “Fair Value Measurement,” by expanding existing disclosure requirements for fair value measurements and modifying certain definitions in the guidance, which may change how the fair value measurement guidance of ASC 820 is applied.  The Company adopted ASU 2011-04 effective January 29, 2012.  The adoption of this pronouncement did not have a significant impact on our condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  ASU 2011-05 amends Accounting Standards Codification (“ASC”) 220-10, “Comprehensive Income,” and requires that all changes in comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and also requires the presentation of reclassification adjustments on the face of the financial statements from other comprehensive income to net income.  The Company adopted ASU 2011-05 effective January 29, 2012.  This pronouncement requires changes in presentation only and thus did not have a significant impact on our condensed consolidated financial statements.

Correction of an error

In connection with the preparation of our financial statements for the transition period, we determined that purchases and redemptions of available-for-sale securities, as presented within the investing activities section of our consolidated statement of cash flows, incorrectly included activity related to cash equivalents for the year-to-date periods ended May 28, 2011, August 27, 2011 and November 26, 2011.  We have revised our statement of cash flows for the thirteen weeks ended May 28, 2011 presented within this quarterly report on Form 10-Q to accurately reflect purchases and redemptions of available-for-sale securities.  The effect of this revision was a decrease of purchases of available-for-sale securities by $25 million and a corresponding decrease of redemptions of available-for-sale securities by $25 million. There was no impact on net cash provided by investing activities or cash and cash equivalents or available-for-sale securities, as previously reported.  We have concluded this correction is immaterial to the financial statements taken as a whole.

NOTE 2 — CHANGE IN FISCAL YEAR-END

As referenced in Note 1, on January 6, 2012, our Board of Directors amended and restated our By-Laws to provide that our fiscal year ends at the close of business on that Saturday which falls closest to the last day of January.  Prior to this change, our fiscal year ended at the close of business on that Saturday which fell closest to the last day of February.  The table below provides unaudited financial information for the comparable thirteen-week period ended April 30, 2011.

	(Unaudited)	(Unaudited)
	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 28,	April 30,
	2012	2011

Net sales	$93,622	$110,404
Operating loss	(13,406)	(8,274)
Income tax provision	60	1
Net loss	(13,412)	(8,180)

Basic loss per share:
Net loss	$(0.38)	$(0.23)

Basic shares outstanding	35,590	35,467

Diluted loss per share:
Net loss	$(0.38)	$(0.23)

Diluted shares outstanding	35,590	35,467

NOTE 3 — RESTRUCTURING AND IMPAIRMENT

In the third quarter of the transition period, we announced that, following an in-depth analysis of our store portfolio, the Board approved a plan to close approximately 100 stores, most of which were underperforming.  Ultimately, 103 stores were identified for closure.  This group of stores generated approximately $35 million of sales and store-level operating losses of approximately $11 million, which included approximately $7 million of non-cash impairment charges, on a trailing 12-month basis through January 28, 2012.  Ninety of the 103 stores identified for closure were closed in the transition period, with two closing in November 2011, seven closing in December 2011 and 81 closing in January 2012.  We closed five stores in February 2012, six stores in March 2012 and expect to close the remaining two stores before the end of fiscal 2012.  In addition to the store closures, we are seeking to restructure the occupancy costs of a majority of our remaining stores.

The Company recorded total restructuring and asset impairment charges of approximately $21.2 million in the transition period consisting of $11.4 million of non-cash asset impairment charges and $8.2 million of net expense related to lease termination liabilities partially offset by the reduction of deferred obligations related to closed stores. These charges consisted primarily of the costs of future obligations related to closed store locations.  Discounted liabilities for future lease costs and the fair value of related subleases of closed locations are recorded when the stores are closed and these amounts are subject to adjustments as liabilities are settled.  In assessing the discounted liabilities for future costs of obligations related to closed stores, the Company made assumptions regarding amounts of future subleases.  If these assumptions or their related estimates change in the future, the Company may be required to record additional exit costs or reduce exit costs previously accrued.  Management is also negotiating with landlords to mitigate the amount of lease termination liabilities.  As a result, actual settlements may vary substantially from recorded obligations.  We also recorded approximately $1.5 million of severance and miscellaneous other store closing costs in the transition period.

In the first quarter of fiscal 2012, we recognized a net benefit of approximately $0.8 million related to restructuring and impairment costs.  We recorded a credit of approximately $1.4 million related to 18 stores where the amounts recorded for net lease termination liabilities exceeded the actual settlements negotiated with landlords.  We also recorded approximately $0.5 million of additional lease termination liabilities related to three stores closed in the first quarter of fiscal 2012.  In addition, we recognized approximately $0.1 million of non-cash asset impairment charges related to five stores we plan to continue to operate.

		Lease
	Severance	Termination	Asset
	Accrual	Obligations	Impairment	Other	Total
Balance, February 26, 2011	$—	—	$—	$—	$—

Asset impairment charge	—	—	11,445	—	11,445
Restructuring charge	1,168	8,225	—	345	9,738
Total charges	1,168	8,225	11,445	345	21,183

Non-cash charges	—	—	(11,445)	(106)	(11,551)
Deferred lease obligations on closed stores	—	3,587	—	—	3,587
Cash payments	(310)	—	—	(239)	(549)
Balance, January 28, 2012	858	11,812	—	—	12,670

Asset impairment charge	—	—	139	—	139
Non-cash adjustments	—	(1,415)	—	—	(1,415)
Restructuring charge	—	344	—	135	479
Total charges (credits)	—	(1,071)	139	135	(797)
Non-cash charges	—	—	(139)	—	(139)
Deferred lease obligations on closed stores	—	179	—	—	179
Cash payments	(845)	(2,180)	—	(35)	(3,060)
Balance, April 28, 2012	$13	$8,740	$—	$100	$8,853

NOTE 4— INVESTMENTS

Investments consisted of the following (in thousands):

	Apr 28, 2012
	Amortized	Unrealized	Unrealized	Estimated
Description	Cost	Gains	Losses	Fair Value

Short-term investments:
Available-for-sale securities:
Municipal bonds	6,676	17	—	6,693
Total short-term investments	6,676	17	—	6,693

Long-term investments:
Available-for-sale securities:
Municipal bonds	5,236	51	—	5,287
Total long-term investments	5,236	51	—	5,287
Total investments	$11,912	$68	$—	$11,980

	Jan 28, 2012
	Amortized	Unrealized	Unrealized	Estimated
Description	Cost	Gains	Losses	Fair Value

Short-term investments:
Available-for-sale securities:
Municipal bonds	5,643	19	2	5,660
U.S. Agency securities	2,000	—	—	2,000
Total short-term investments	7,643	19	2	7,660

Long-term investments:
Available-for-sale securities:
Municipal bonds	13,200	84	—	13,284
Total long-term investments	13,200	84	—	13,284
Total investments	$20,843	$103	$2	$20,944

We account for our investments in accordance with ASC 320-10, “Investments — Debt and Equity Securities.”  As of April 28, 2012, our available-for-sale investment securities consisted of municipal bonds.  These securities were classified as available-for-sale as we did not enter into these investments for speculative purposes or intend to actively buy and sell the securities in order to generate profits on differences in price.  Our primary investment objective is preservation of principal.  During the first thirteen weeks of fiscal 2012, there were no purchases of available-for-sale securities and proceeds from the sale of available-for-sale securities were approximately $9.0 million.  Gross realized gains and losses on the sale of available-for-sale securities during the thirteen weeks ended April 28, 2012 were not material.

Our available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise which, in management’s estimation, may indicate impairment.  When the fair value of the securities declines below the amortized cost basis, impairment is indicated and it must be determined whether it is other-than-temporary.  Impairment is considered to be other-than-temporary if we (i) intend to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) do not expect to recover the securities’ amortized cost basis.  If the decline in fair value is considered other-than-temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings.  Subsequent increases or decreases in fair value considered other-than-temporary are reported in equity as other comprehensive income (loss).  As of April 28, 2012, there were no other-than-temporary impairments of our available-for-sale securities.

Expected maturities of our investments are as follows (in thousands):

April 28,
2012
Due in one year or less	$6,693
Due after one year through three years	5,287
Total investment securities	$11,980

NOTE 5 — MERCHANDISE INVENTORIES AND SOURCES OF SUPPLY

Our merchandise inventories consisted of the following (in thousands):

	April 28,	January 28,
Description	2012	2012

Merchandise - in store/e-Commerce	$40,197	$32,599
Merchandise - in transit	4,258	6,856
	$44,455	$39,455

We do not have long-term purchase commitments or arrangements with any of our suppliers or agents.  During the quarter ended April 28, 2012, one of our vendors supplied approximately 20% of our merchandise purchases.  For the quarter ended May 28, 2011, this vendor supplied 22% of our merchandise purchases and another vendor supplied 13% of our merchandise purchases.  No other vendor supplied greater than 10% of our merchandise purchases for the quarter ended April 28, 2012.

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

NOTE 6 — PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following (in thousands):

	Estimated	April 28,	January 28,
Description	Useful Life	2012	2012

Land	—	$1,597	$1,597
Corporate office, distribution center and related building improvements	25 years	12,319	12,319
Store leasehold improvements	Term of related lease, typically 10 years	62,259	62,961
Store furniture and fixtures	3-10 years	78,740	79,793
Corporate office and distribution center furniture, fixtures and equipment	7 years	5,567	5,562
Computer and point of sale hardware and software		34,360	34,039
Construction in progress		1,790	518
		196,632	196,789
Less accumulated depreciation and amortization		(143,732)	(140,346)
Net property, equipment and improvements		$52,900	$56,443

As a result of an impairment analysis, which included the evaluation of individual under-performing stores and assessing the recoverability of the carrying value of the improvements and equipment related to the stores, we determined that improvements and equipment at certain under-performing stores were impaired.  As a result, we recorded asset impairments related to property, equipment and improvements of approximately $0.1 million at five stores during the thirteen-week period ended April 28, 2012.

Our assessment of the recoverability of the carrying value of our assets involves the projection of future cash flows, which requires the use of significant estimates and assumptions.  Differences in circumstances or estimates could produce significantly different results.  The current challenging economic environment, which continues to negatively affect the retail industry, makes it possible that additional long-lived asset impairments could be identified and recorded in future periods.

NOTE 7 — ACCRUED LIABILITIES

Other accrued liabilities consisted of the following (in thousands):

	April 28,	January 28,
Description	2012	2012
Gift card and store credit liabilities	$7,292	$9,922
Accrued merchandise inventory receipts not yet invoiced	1,172	1,111
Accrued Friendship Rewards loyalty liability	3,440	3,376
Accrued income, sales and other taxes payable	1,821	2,097
Accrued occupancy-related expenses	3,578	4,549
Other	4,572	5,622
	$21,875	$26,677

NOTE 8 — CREDIT FACILITY

We maintain an Amended and Restated Revolving Credit Facility (the “Credit Facility” or “Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  The Credit Facility provides us with revolving credit loans and letters of credit of up to $50 million, in the aggregate, subject to a borrowing base formula based on inventory levels.  The Credit Facility expires on June 30, 2014 and interest is calculated based on the three-month London Interbank Market Offered Rate (“LIBOR”) plus 2%, reset daily.

On March 22, 2012, we entered into the Eighth Amendment to the Credit Facility (the “Eighth Amendment”) with Wells Fargo.  The Eighth Amendment addressed certain terms and financial covenants of the Credit Facility, including reducing the minimum required inventory turns ratio from 2.70 to 1.00, to 2.50 to 1.00 for each quarter during fiscal 2012.  The minimum required inventory turns ratio then reverts back to 2.70 to 1.00 for each fiscal quarter ending after February 2, 2013.  In addition, the Eighth Amendment adjusted the minimum required cash and investments on hand to $20 million at the end of the first and second quarters of fiscal 2012 and $25 million at the end of each quarter thereafter.  The Eighth Amendment also adjusted the maximum line amount available between December 1 and August 31 of each calendar year of the Facility to the lesser of 85% of the net orderly liquidation value of eligible inventory, as defined in the Facility, or 70% of eligible inventory and between September 1 and November 30 of each calendar year of the Facility to the lesser of 90% of the net orderly liquidation value of eligible inventory or 80% of eligible inventory.

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

We had no revolving credit loan borrowings under the Credit Facility during the first thirteen weeks of fiscal 2012 or the transition period.  Historically, we have utilized the Credit Facility only to open letters of credit.  The borrowing base at April 28, 2012 was $22.9 million.  As of April 28, 2012, we had open on-demand letters of credit and a reserve against our corporate purchasing card totaling $5.1 million.  Accordingly, the availability of revolving credit loans under the Credit Facility was $17.8 million at April 28, 2012.

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of April 28, 2012, the most recent measurement date, we were in compliance with all financial covenants under the Credit Facility and we anticipate we will be in compliance with all financial covenants of the Credit Facility at the end of each quarter in fiscal 2012.  While we do not currently anticipate the need to borrow against our Credit Facility in fiscal 2012, failure to remain in compliance with the financial covenants would constrain our operating flexibility and our ability to fund our business operations through use of the Credit Facility.

NOTE 9 — STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

In fiscal 2004, our Board of Directors declared our first cash dividend.  The declaration provided for an on-going cash dividend of $0.04 per share to be paid quarterly, subject to Board approval.  In July 2006, our Board of Directors authorized an increase in the quarterly cash dividend to $0.06 per share.  A quarterly dividend was paid each quarter through October 2011. In December 2011, we announced that our Board of Directors had suspended the payment of a quarterly dividend.

We account for stock-based compensation in accordance with the provisions of ASC 718-10, “Stock Compensation.” Under various plans, we may grant options to purchase common stock to employees and non-employee members of our Board of Directors at a price not less than 100% of the fair market value of our common stock on the option grant date.  In general, options granted to employees vest over three years and are exercisable up to ten years from the date of grant, and options granted to Directors vest over a three-year period and are exercisable up to ten years from the grant date.

We may also grant shares of restricted stock to our employees and non-employee members of our Board of Directors.  The grantee cannot transfer the shares before the respective shares vest.  Shares of nonvested restricted stock are considered to be currently issued and outstanding.  Restricted stock grants to employees generally have original vesting schedules of one to three years, while restricted grants to Directors are typically fully vested on the date of grant, but can not be transferred for six months from the date of grant.

Our restricted stock awards are generally subject to forfeiture if employment or service terminates prior to the lapse of the restrictions.  In addition, certain of our restricted stock awards have performance-based vesting provisions and are subject to forfeiture, in whole or in part, if these performance conditions are not achieved.  We assess, on an ongoing basis, the probability of whether the performance criteria will be achieved and, once it is deemed probable, we begin recognizing compensation expense over the relevant performance period.  For those awards not subject to performance criteria, we expense the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, on a straight-line basis over the vesting period.  The fair market value of our restricted stock is determined based on the closing price of our common stock on the grant date.  Time-based grants of restricted stock participated in dividend payments to the extent dividends were declared and paid prior to vesting.  Total pre-tax compensation expense related to stock-based awards for the thirteen weeks ended April 28, 2012 and May 28, 2011 was approximately $0.5 million and $0.6 million, respectively.

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

The weighted average assumptions relating to the valuation of our stock options granted during the thirteen-week periods ended April 28, 2012 and May 28, 2011 were as follows:

	Thirteen Weeks Ended
	April 28,	May 28,
	2012	2011
Expected dividend yield	0.0%	3.9%
Expected volatility	73.6%	71.0%
Risk-free interest rate	1.0%	2.1%
Expected term in years	4.9	5.0

Stock-Based Compensation Activity

The following table presents a summary of our stock option activity for the thirteen weeks ended April 28, 2012:

					Weighted
		Weighted	Aggregate		Average
	Number	Average	Intrinsic	Weighted	Remaining
	of	Exercise	Value	Average	Contractual
	Shares	Price	(in thousands)	Fair Value	Life
Outstanding, beginning of period	2,826,949	$7.48	$—	$3.19
Vested	1,147,311	10.07	—	4.06
Unvested	1,679,638	5.71	—	2.59
Granted	592,870	1.91	2	1.13
Exercised	—	—	—	—
Canceled - vested (expired)	(18,284)	18.91	—	7.76
Canceled - unvested (forfeited)	(955,759)	5.72	—	2.56
Outstanding, end of period	2,445,776	6.73	2	2.90	6.36
Vested	1,337,667	9.48		3.88	3.78
Unvested	1,108,109	3.42	2	1.73	9.48
Exercisable, end of period	1,337,667	9.48		3.88	3.78

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options as of the last trading day of the quarter) that would have been received by the option holders had all option holders exercised their options on April 28, 2012.

The following table presents a summary of our restricted stock activity for the thirteen weeks ended April 28, 2012:

	Number	Weighted
	of	Average
	Shares	Fair Value
Unvested, beginning of period	446,904	$5.03
Granted	715,947	1.91
Vested	(59,826)	6.59
Canceled - unvested (forfeited)	(39,548)	5.83
Unvested, end of period	1,063,477	$2.81

The total fair value of shares of restricted stock that vested during the thirteen weeks ended April 28, 2012 and May 28, 2011 was approximately $0.4 million and $0.4 million, respectively.  As of April 28, 2012, there was approximately $1.8 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of approximately 1.5 years.

NOTE 10 — INCOME TAXES

As of April 28, 2012, our liability for unrecognized tax benefits associated with uncertain tax positions was approximately $0.9 million and the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.7 million.  We recognize interest and penalties related to unrecognized tax benefits as components of income tax expense.  At April 28, 2012, we had accrued approximately $0.5 million for the potential payment of interest and penalties.

We are subject to U.S. federal income tax and the income tax of various state and local jurisdictions.  Fiscal years 2009 through the transition period remain subject to examination by the Internal Revenue Service.  With few exceptions, we are not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2007.  At April 28, 2012, we had ongoing audits in various state jurisdictions.  We do not believe that the resolution of these examinations will have a significant impact on our liability for unrecognized tax benefits.

As of April 28, 2012, we had a full valuation allowance against our net deferred tax assets.  Deferred income tax assets represent potential future income tax benefits.  Realization of these assets is ultimately dependent upon future taxable income.  We have incurred a net cumulative loss as measured by the results of the prior three years.  ASC 740 “Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period.  Forming a conclusion that a valuation allowance is not needed is difficult when negative evidence such as cumulative losses exists.  As a result of our evaluation, we have concluded that there is insufficient positive evidence to overcome the negative evidence related to our cumulative losses.  Accordingly, we have maintained the full valuation allowance against our net deferred tax assets established in the third quarter of the fiscal year ended February 26, 2011.  Recording the valuation allowance does not prevent us from using the deferred tax assets in the future when profits are realized.

As of April 28, 2012, we had federal and state net operating loss carryforwards which will reduce future taxable income.  Approximately $20.9 million in federal tax benefits are available from these loss carryforwards and an additional $0.6 million is available in tax credit carryforwards.  The state loss carryforwards will result in state tax benefits of approximately $2.1 million.  The federal net loss carryforwards expire in November 2031 and beyond.  The state net loss carryforwards will expire beginning in November 2014 and beyond.  Additionally, we have charitable contribution carryforwards that will expire in 2014.

NOTE 11 — EARNINGS PER SHARE

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

	Thirteen Weeks Ended
	April 28,	May 28,
	2012	2011
Numerator (in thousands):
Net income (loss) attributable to Christopher & Banks Corporation	$(13,412)	$1,891
Income allocated to participating securities	—	(10)
Net income (loss) available to common shareholders	$(13,412)	$1,881
Denominator (in thousands):
Weighted average common shares outstanding - basic	35,590	35,482
Dilutive shares	—	51
Weighted average common and common equivalent shares outstanding - diluted	35,590	35,533
Net income (loss) per common share:
Basic	$(0.38)	$0.05
Diluted	$(0.38)	$0.05

Total stock options and restricted shares of 2.5 million and 2.9 million were excluded from the shares used in the computation of diluted earnings per share for the thirteen-week periods ended April 28, 2012 and May 28, 2011 as they were anti-dilutive.

NOTE 12 — FAIR VALUE MEASUREMENTS

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For the thirteen-week periods ended April 28, 2012 and May 28, 2011, fair value under ASC 820-10 applied to our available-for-sale securities.  These financial assets are carried at fair value following the requirements of ASC 820-10.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	April 28, 2012	Level 1	Level 2	Level 3
Short-term investments:
Available-for-sale securities:
Municipal bonds	$6,693	$—	$6,693	$—
Total current assets	6,693	—	6,693	—
Long-term investments:
Available-for-sale securities:
Municipal bonds	5,287	—	5,287	—
Total non-current assets	5,287	—	5,287	—
Total assets	$11,980	$—	$11,980	$—

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
Description	January 28, 2012	Level 1	Level 2	Level 3
Short-term investments:
Available-for-sale securities:
Municipal bonds	$5,660	$—	$5,660	$—
U.S. Agency securities	2,000	—	2,000	—
Total current assets	7,660	—	7,660	—
Long-term investments:
Available-for-sale securities:
Municipal bonds	13,284	—	13,284	—
Total non-current assets	13,284	—	13,284	—
Total assets	$20,944	$—	$20,944	$—

Following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value:

Available-for-sale securities:  As of April 28, 2012, our available-for-sale securities were valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets in which there were fewer transactions.

Assets and Liabilities that are Measured at Fair Value on a Non-recurring Basis:

	Quarter				Realized
	Ended	Fair Value Measurements			Gains (Losses)
	April 28,	Using Inputs Considered as			Three Months Ended
Description	2012	Level 1	Level 2	Level 3	April 28, 2012
Assets:
Long-lived assets held and used	$34	$—	$—	$34	$(139)

Liabilities:	$—	$—	$—	$—	$—

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of FASB Codification Subtopic 360-10, long-lived assets held and used with a carrying amount of $172,000 were written down to their fair value of $34,000, resulting in an impairment charge of $139,000 which was included in earnings for the thirteen weeks ended April 28, 2012.

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

NOTE 13 — LEGAL PROCEEDINGS

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

NOTE 14 — SEGMENT REPORTING

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

For the quarter ended April 28, 2012, the Christopher & Banks/C.J. Banks operating income included store-level asset impairment charges of approximately $0.1 million.  No store-level asset impairment charges were recorded in the quarter ended May 28, 2011.

	Christopher & Banks/	Corporate/
Segment Reporting (in thousands):	C.J. Banks	Administrative	Consolidated
Thirteen Weeks Ended April 28, 2012
Net sales	$93,622	$—	$93,622
Operating income (loss)	(1,940)	(11,466)	(13,406)
Total assets	99,626	40,644	140,270

Thirteen Weeks Ended May 28, 2011
Net sales	$123,832	$—	$123,832
Operating income (loss)	15,043	(13,051)	1,992
Total assets	146,379	81,057	227,436

NOTE 15 — RELATED PARTY TRANSACTIONS

The Company or its subsidiaries have for the past several years purchased goods from G-III Apparel Group Ltd. (“G-III”) or its related entities.  On January 3, 2011, Morris Goldfarb, the Chairman of the Board and Chief Executive Officer of G-III, became a director of the Company.  In the thirteen weeks ended April 28, 2012, the purchases made by the Company and its subsidiaries from G-III and its related entities aggregated approximately $0.3 million.  During the quarter ended May 28, 2011 we did not make any purchases from G-III or its related entities.  As of April 28, 2012, the Company had a balance due to G-III of approximately $100,000.

Other than the relationship noted above, related party transactions are limited to employment or other agreements with certain of our current and former officers, all of which have been previously disclosed.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the consolidated financial statements and notes included in Item 1 of this Form 10-Q and the consolidated financial statements, notes and MD&A contained in our Transition Report on Form 10-K for the transition period ended January 28, 2012.

Executive Overview

Christopher & Banks Corporation, a Delaware corporation, is a Minneapolis-based retailer of women’s apparel and accessories, which operates retail stores through its wholly-owned subsidiaries.  In January 2012, our Board of Directors amended and restated our By-Laws to provide that our fiscal year ends at the close of business on that Saturday which falls closest to the last day of January.  Prior to this change, our fiscal year ended at the close of business on that Saturday which fell closest to the last day of February.  In order to transition to our new fiscal calendar, our last fiscal year was shortened from 12 months to 11 months, resulting in an 11-month transition period ended January 28, 2012 (the “transition period”).  In this Quarterly Report on Form 10-Q, our current fiscal year, the 53-week period ending February 2, 2013, is referred to as (“fiscal 2012”).

As of April 28, 2012, we operated 665 stores in 44 states, including 393 Christopher & Banks stores, 183 C.J. Banks stores, 64 dual concept stores and 25 outlet stores.  Our Christopher & Banks brand offers distinctive fashions featuring exclusively designed, coordinated assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P.  Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W. Our dual concept and outlet stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the petite, missy and women-size customer in one location. We also operate e-Commerce web sites for our two brands at www.christopherandbanks.com and www.cjbanks.com which, in addition to offering the apparel and accessories found in our stores, also offer exclusive sizes and styles available only online.

We strive to provide our customers with quality apparel at a reasonable price and a consistent fit.  Our overall strategy for our two brands, Christopher & Banks and C.J. Banks, is to offer a compelling, evolving assortment of unique and classic apparel through our stores and e-Commerce web sites in order to satisfy our customers’ expectations for style, quality, value and fit, while providing exceptional, personalized customer service.

Fiscal 2012 First Quarter Summary

We continued to experience challenging business trends in the first quarter of fiscal 2012.  Although we reduced prices on a significant number of our styles, we were only able to impact the product styling and balance on approximately 10% of our merchandise assortment delivered in the first quarter.  As a result, our customers continued to resist the more fashion-forward, higher-priced styles that we began selling in the third quarter of our transition period.  Same store sales declined 15% in the first quarter and merchandise margins decreased by approximately 870 basis points when compared to the first quarter of the transition period.  The decrease in margins was the result of an increase in promotional activity as we took deeper markdowns to drive net sales and clear through slower selling product.  We reported a net loss of $13.4 million, or $0.38 per share, for the quarter.

We ended the first quarter with cash, cash equivalents, and short and long-term investments of $33.7 million, compared to $61.7 million as of January 28, 2012.  Total inventory was $44.5 million at April 28, 2012, compared to $39.5 million at January 28, 2012.  The increase in inventory as of April 28, 2012, compared to January 28, 2012, was primarily a result of seasonal increases in in-store inventory.  In addition, inventory was up approximately $8.6 million compared to the balance of $35.9 million as of April 30, 2011.  Approximately $5.0 million of the increase over the prior year was related to higher in-transit inventory at the end of the first quarter resulting from timing of the recognition of the receipt of merchandise and to the continuing impact of the previously announced shift in delivery and payment terms that took effect in August 2011.

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

On April 17, 2012, we announced that Peter Michielutti would be joining the Company as Senior Vice President and Chief Financial Officer effective April 23, 2012.  Mr. Michielutti brings more than 20 years of financial leadership experience to Christopher & Banks.  Most recently he served as Senior Vice President and Chief Financial Officer at CSM Corporation, a commercial real estate company. He also has an extensive retail background, having held the chief financial officer position at Whitehall Jewelers, Wilsons Leather and Fingerhut, in addition to serving as a retail consultant at Prentice Capital.  Mr. Michielutti replaced Michael Lyftogt, who returned to his prior position with the Company as Chief Accounting Officer.

Effective May 3, 2012, the Company announced that David A. Levin, William F. Sharpe, III and Patricia A. Stensrud had been elected to its Board of Directors.  The election of these three individuals increased the number of Board members to ten, all of whom are independent directors. The three individuals will also be nominees for election as directors at the Company’s Annual Meeting of Stockholders to be held June 28, 2012.

David A. Levin, 60, is President and Chief Executive Officer of Casual Male Retail Group (“CMRG”), the largest specialty retailer of big and tall men’s apparel, a position he has held since April 2000.  He has more than 30 years of retail experience, having also served as Executive Vice President of eOutlet.com and as President of Camp Coleman, a division of the Coleman Company; of Prestige Fragrance and Cosmetics, a division of Revlon, Inc.; and of Parade of Shoes, a division of J. Baker, Inc. Mr. Levin is also a director of CMRG.

William F. Sharpe, III, 49, serves as a Partner and Managing Director of Quetico Partners, LLC, a boutique investment banking firm, a position he has held since September 2009.  From July 2007 to August 2009 he was Chief Operating Officer and a Managing Director of Lazard Middle Market, following Lazard, Freres & Company’s acquisition of Goldsmith Agio Helms & Lynner, LLC, where he worked in several investment banking roles from February 1998 until its acquisition by Lazard in July 2007.

Patricia A. Stensrud, 64, is the President of A&H Manufacturing, a worldwide package design and manufacturing company with operations in the United States, China and the United Kingdom, a position she has held since May 2011. Ms. Stensrud has prior women’s apparel experience, having served as President of the Women’s Sportswear Division of Tommy Hilfiger and as Chief Executive Officer of the Victoria + Co division of Jones Apparel Group.  She is also the founder and managing partner of Hudson Rivers Partners, LLC, a private real estate investment and advisory due diligence firm.  Ms. Stensrud also serves on the board of Crown Crafts, Inc.

Outlook and Initiatives

Our results of operations for the quarter ended April 28, 2012 reflect difficulties in improving net sales and in maintaining acceptable gross margins, particularly given the level of our aggressive promotional activity.  While we anticipate the challenging sales and margin trends will continue until the second half of fiscal 2012, as highly promotional activity will continue to be required to clear spring merchandise deliveries in the second quarter, we expect some sequential improvement in same store sales and gross margins in the second quarter of fiscal 2012, as compared to the first quarter.

Based on our current plans for fiscal 2012, we believe cash flows from operating activities, working capital and borrowing availability under our Credit Facility will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year.  While we expect to see a continuation of challenging net sales and gross profit margin trends in the second quarter of fiscal 2012, our operating plan contemplates improvements in net sales per store, operating results and cash flows from operations. The plan is dependent on our ability to consistently deliver merchandise that is appealing to our customers on a competitive and profitable basis and to effectively manage our costs in order to satisfy our working capital and other operating cash requirements.

The ability to achieve our operating plan is based on a number of assumptions which involve significant judgment and estimates of future performance.  If our net sales, gross margins and operating results continue to fall short of our expectations, we may be required to access some, if not all, of our Credit Facility and potentially require other sources of financing to fund our operations.

We will continue to monitor our performance and liquidity and, if we believe it is appropriate or necessary to borrow under the Credit Facility or obtain additional liquidity, we would anticipate taking further steps intended to improve the Company’s financial position, such as modifying our operating plan, seeking to further reduce costs, decreasing our cash spend and/or capital expenditures, as well as evaluating alternatives and opportunities to obtain additional sources of liquidity through the debt or equity markets.  It is possible these actions may not be sufficient or available or, if available, available on terms acceptable to us.

Merchandising

In the third quarter of the transition period, we reestablished the position of Divisional General Merchandise Manager in our merchandise area.  We added two Divisional General Merchandise Managers, one for the Christopher & Banks division and one for the C.J. Banks division.  One of the Divisional General Merchandise Managers was promoted internally, while the other is a new hire.  Both individuals bring strong retail experience and merchandising disciplines to our merchant team.  Our merchant team is currently focused on delivering increased net sales and improved gross profit through executing the following initiatives.  Although development of these initiatives began in the third and fourth quarters of our transition period, only a minimal amount of our product assortment was impacted in the first quarter of fiscal 2012.  We anticipate the impact to our assortments will increase throughout the second quarter, with the full impact realized with September product deliveries in the third quarter.

-Provide a balanced merchandise assortment

In the third and fourth quarters of the transition period, and the first quarter of fiscal 2012, the majority of our merchandise assortments consisted of styles that were too updated, priced too high and lacking in key product categories.  We provided our customer with too many upscale choices at prices our customers were unwilling to pay.  The result was a significant increase in markdown levels required to compel our customers to purchase and allow us to clear-through slow-selling styles.

Our merchants began impacting a portion of our Summer fiscal 2012 product deliveries by editing the number of styles offered and reducing retail ticket prices to levels more in-line with our traditional offerings and more acceptable to our customers.  Going forward, our merchants are focusing on building assortments with fewer styles that are more balanced by increasing the amount of ‘good’ and ‘better’ product offerings and decreasing the number of ‘best’ styles.  This involves increasing the penetration of core product in our deliveries, including basic knit layering pieces and classic bottoms, increasing the representation of mid-priced ‘better’ selections, while reducing the number of higher priced ‘best’ styles.  Our goal is to reduce the overall number of unique styles we carry, which will allow us to present a more focused and compelling product assortment with fewer, more relevant selections. We expect these efforts will be fully reflected in our September in-store product offerings.

-Reduction and simplification of price points

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

The change in our approach to pricing is intended to work in conjunction with our ‘good, better, best’ product initiative.  As we increase the penetration of core product offerings in our assortments, we expect to be able to drive sales volume by offering more styles at attractive opening price points that we believe our customers will accept without steep discounting.  In addition, we will reduce the number of price points across all categories to simplify the shopping experience.  Finally, we are committed to offering our customers value.  All styles, including those falling into our ‘better’ and ‘best’ classifications, will be priced at levels that are intended to be more attractive to our customers. We believe that this will result in improved net sales, reduced markdowns and increased gross profit.

-Improve inventory flow, speed to market and reduce lead times

Historically we have developed and delivered a full, unique merchandise assortment to our stores on a monthly basis.  In order to simplify and accelerate our product development process, we will reduce the number of major product deliveries by half, to six times annually, beginning in September 2012.  To maintain product freshness, we intend to supplement the major deliveries with a flow of replenishment product and select new colors and styles to all stores on an ongoing basis.  We also intend to incorporate more robust product testing efforts into our development process.  At the same time, we intend to work with current and new suppliers to identify opportunities to shorten product lead times and enhance our ability to react more quickly to current selling trends in-season.

-Implement a more targeted promotional cadence and markdown strategy

We are analyzing our promotional cadence and adjusting our markdown strategy in an effort to minimize and reverse the significant merchandise margin erosion we experienced in the transition period and the first quarter of fiscal 2012.  While we anticipate that in order to be competitive we will need to continue to be promotional in fiscal 2012, we are testing and implementing more targeted, unique promotions in an effort to improve merchandise margins and lessen our reliance on storewide promotional events.  In addition, we have adopted a more focused and timely approach to our markdown process that quickly addresses underperforming styles on a unique basis in an effort to utilize our markdowns as efficiently as possible.

Restructuring/Store Closing Initiative

In the third quarter of the transition period, we announced that, following an in-depth analysis of our store portfolio, our Board approved a plan to close approximately 100 stores, most of which were underperforming.  Ultimately, 103 stores were identified for closure, and these closings are expected to positively impact results of operations in fiscal 2012.  This group of stores generated approximately $35 million of sales and store-level operating losses of approximately $11 million, which included approximately $7 million of non-cash impairment charges, on a trailing 12-month basis through January 28, 2012.  Ninety of the 103 stores identified for closure were closed in the transition period, with two closing in November 2011, seven closing in December 2011 and 81 closing in January 2012.  We closed five stores in February 2012, six stores in March 2012 and expect to close the remaining two stores by the end of fiscal 2012.  In addition to the store closures, we are seeking to restructure the occupancy costs of a majority of our remaining stores.

The Company recorded total restructuring and asset impairment charges of approximately $21.2 million in the transition period consisting primarily of $11.4 million of non-cash asset impairment charges and $8.2 million of net expense related to lease termination liabilities partially offset by the reduction of deferred obligations related to closed stores. These charges consisted primarily of the costs of future obligations related to closed store locations.  Discounted liabilities for future lease costs and the fair value of related subleases of closed locations are recorded when the stores are closed and these amounts are subject to adjustments as liabilities are settled.  In assessing the discounted liabilities for future costs of obligations related to closed stores, the Company made assumptions regarding amounts of future subleases.  If these assumptions or their related estimates change in the future, the Company may be required to record additional exit costs or reduce exit costs previously accrued.  Management is also negotiating with landlords to mitigate the amount of lease termination liabilities.  As a result, actual settlements may vary substantially from recorded obligations.  We also recorded approximately $1.5 million of severance and miscellaneous other store closing costs in the transition period.

In the first quarter of fiscal 2012, we recognized a net benefit of approximately $0.8 million related to restructuring and impairment costs.  We recorded a credit of approximately $1.4 million related to 18 stores where the amounts recorded for net lease termination liabilities exceeded the actual settlements negotiated with landlords.  We also recorded approximately $0.5 million of additional net lease termination liabilities related to three stores closed in the first quarter of fiscal 2012.  In addition, we recognized approximately $0.1 million of non-cash asset impairment charges related to five stores we plan to continue to operate.

		Lease
	Severance	Termination	Asset
	Accrual	Obligations	Impairment	Other	Total
Balance, February 26, 2011	$—	—	$—	$—	$—

Asset impairment charge	—	—	11,445	—	11,445
Restructuring charge	1,168	8,225	—	345	9,738
Total charges	1,168	8,225	11,445	345	21,183

Non-cash charges	—	—	(11,445)	(106)	(11,551)
Deferred lease obligations on closed stores	—	3,587	—	—	3,587
Cash payments	(310)	—	—	(239)	(549)
Balance, January 28, 2012	858	11,812	—	—	12,670

Asset impairment charge	—	—	139	—	139
Non-cash adjustments	—	(1,415)	—	—	(1,415)
Restructuring charge	—	344	—	135	479
Total charges (credits)	—	(1,071)	139	135	(797)
Non-cash charges	—	—	(139)	—	(139)
Deferred lease obligations on closed stores	—	179	—	—	179
Cash payments	(845)	(2,180)	—	(35)	(3,060)
Balance, April 28, 2012	$13	$8,740	$—	$100	$8,853

Real Estate

In addition to the store closing/restructuring initiative, we have reevaluated our overall real estate strategy, including continuing to identify and close underperforming locations and to reduce the number of new store openings.  We began fiscal 2012 with 402 Christopher & Banks stores, 199 C.J. Banks stores, 62 dual stores and 23 Outlet stores.  During the first quarter we opened four dual stores and two outlet stores.  All of the dual store openings represented combinations or repositioning of previously existing Christopher & Banks and C.J. Banks store locations in mature markets.  We opened the two outlet locations in markets where we deemed it was strategically important to maintain an outlet store location.  We are not planning additional new store openings in fiscal 2012, with the exception of a few strategic combinations of previously existing locations in mature markets.  We closed 27 stores in the first quarter of fiscal 2012, including 11 previously designated in our restructuring/store closing initiative, which include nine Christopher & Banks stores, 16 C.J. Banks stores and two dual stores.  Approximately 50% of our leases expire or come up for renewal within the next three fiscal years, which will offer us significant flexibility to further restructure occupancy expense and, if necessary, close additional underperforming locations.

Customer Experience

In an effort to drive overall productivity, we continue to strive to enhance our customer experience. We have focused our associates on strengthening our selling culture while providing more knowledgeable selling and personalized service to our customers.  We have reintroduced a selling program that includes a significant focus on grass roots connections with our customers and improving our store associates’ product knowledge.  We also continue to strive to deliver exceptional personalized customer service in a warm and inviting store environment.

In addition, we continue to refine and add new visual merchandising elements to our stores to maximize merchandise displays to provide more compelling and clearer product messages.  This is intended to drive increased numbers of new and existing customers into our stores through a more organized presentation of merchandise and product outfitting options.

Marketing

In fiscal 2012, we plan to spend approximately 1.3% of our net sales on marketing-related expenditures, down from approximately 1.7% of sales in the transition period.  In fiscal 2012, our marketing efforts will continue to be focused on strengthening communications with our customers through e-mail and direct mail.  We plan to execute approximately 10 direct mail campaigns this fiscal year.  We continue to utilize a customer relationship management system to track customer transactions and analyze strategic decisions for our e-mail and direct mail initiatives.

In the fiscal year ended February 26, 2011, we launched our Friendship Rewards loyalty program.  Friendship Rewards is a point-based program where members earn points based on purchases.  After reaching a certain level of accumulated points, members are rewarded with a certificate which may be applied towards purchases at our stores or web sites.  The program has helped us to build our customer database and we will continue to refine the program to encourage increased purchases by our Friendship Rewards members.

Private label credit card program

In April 2012, we launched a private label credit card program with a sponsoring bank which provides for the issuance of credit cards bearing the Christopher & Banks and C.J. Banks brands. The sponsoring bank manages and extends credit to our customers and is the sole owner of the accounts receivable generated under the program. This program works in conjunction with Friendship Rewards to provide our customers who place purchases on their card with special benefits and incentives. In addition, we plan to utilize a number of direct mail and e-mail campaigns, along with in-store contests, to promote the new Christopher & Banks/C.J. Banks card in fiscal 2012.  As part of the program, we received a signing bonus from the sponsoring bank, which is being amortized over the term of our agreement with the bank, and also earn revenue based on card usage by customers and the sponsoring bank reimburses us for certain marketing expenditures related to the program.

e-Commerce

Over the past few years, we have experienced continued growth in our e-commerce sales.  We are focused on continuing to grow this business channel in fiscal 2012.  We continue to offer extended women’s sizes and petites, plus dresses and outerwear in this channel.

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Same store sales

Our same store sales data is calculated based on the change in net sales for stores that have been open for more than 13 full months and includes stores that have been relocated within the same mall.  Stores where square footage has been changed by more than 25 percent are excluded from the same store sales calculation for 13 full months.  In addition, stores which are closed and converted to a different store concept resulting in a significant change in the product mix are also excluded from the calculation of same store sales for 13 full months.  Stores closed during the year are included in the same store sales calculation only for the full months of the year the stores were open. In addition, sales which are initiated in stores but fulfilled through our e-Commerce websites are included in the calculation of same store sales.

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

Inventory turnover

Our management evaluates inventory turnover as a measure of how productively inventory is bought and sold.  Inventory turnover is important as it can signal slow-moving inventory, which can be critical in determining the need to take markdowns on merchandise.  In addition, our Amended and Restated Revolving Credit Facility with Wells Fargo Bank, National Association, contains a financial covenant requiring the company to maintain minimum inventory turns of 2.50 to 1.00 as of the end of each of the four quarters in fiscal 2012 and to maintain minimum inventory turns of 2.70 to 1.00 as of the end of each quarter thereafter.  We reported inventory turns of 2.70 to 1.00 for the trailing twelve month period ended April 28, 2012.

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

We experienced challenging net sales and gross profit margin trends in the first quarter of fiscal 2012 which, combined with changes in working capital, resulted in our cash and investment balances decreasing to $33.7 million as of April 28, 2012 from $61.7 million at January 28, 2012.  The gross profit margin trend is expected to continue at least through the second quarter of fiscal 2012.  We expect to see potential for margin improvement later in fiscal 2012 as a result of our recent merchandise and sourcing initiatives.  If these initiatives are realized, they also will improve our liquidity in the absence of continued deterioration in our business trends.  Our operating plan contemplates improvements in net sales, operating results and cash flows from operations during fiscal 2012.  The plan is dependent on our ability to consistently deliver merchandise that is appealing to our customer on a competitive and profitable basis and to effectively manage our costs to satisfy our working capital and other operating cash requirements.

While our strategic initiatives for fiscal 2012 are designed to improve sales per-store and operating results overall, their effect has not yet been fully realized.  Given the recent addition of a new Chief Executive Officer and President, a new Chief Financial Officer and the addition of two Divisional General Merchandise Managers, we have been reevaluating and implementing changes in our merchandise and sourcing processes and procedures that are intended to improve gross margins.  However, if these initiatives fail to achieve the expected results and our net sales, gross margins and operating results continue to fall short of our expectations, our cash flows may not be sufficient to meet our cash requirements at all times in fiscal 2012 and we may need to borrow under the Credit Facility and seek other sources of liquidity.

We will continue to monitor our performance and liquidity.  If we believe it is appropriate or necessary to borrow under the Credit Facility or to obtain additional liquidity, we will take further steps intended to improve the Company’s financial position, which could include modifying our operating plan, seeking to further reduce costs, decreasing cash spend and/or capital expenditures, or evaluating alternatives and opportunities to obtain additional sources of liquidity through the debt or equity markets.

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in Note 1 of the notes to consolidated financial statements contained within our Transition Report on Form 10-K for the eleven month transition period ended January 28, 2012.  There have been no material changes in our critical accounting policies or estimates in the thirteen weeks ended April 28, 2012. Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Results of Operations

The following table sets forth condensed consolidated income statement data expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	April 28,	May 28,
	2012	2011
Net sales	100.0	100.0
Merchandise, buying and occupancy costs	76.8	65.3
Selling, general and administrative expenses	32.9	28.6
Depreciation and amortization	5.4	4.5
Restructuring and impairment	(0.8)	0.0

Operating income	(14.3)	1.6
Other income	0.1	0.1
Income tax provision	0.1	0.2

Net income	(14.3)	1.5

Thirteen weeks Ended April 28, 2012 Compared to Thirteen weeks Ended May 28, 2011

The results below are for the thirteen-week period ended April 28, 2012, compared to the thirteen-week period ended May 28, 2011, as a result of our fiscal year-end change.

Net Sales. Net sales for the thirteen weeks ended April 28, 2012 were $93.6 million, a decrease of approximately $30.2 million, or 24.4%, from $123.8 million for the thirteen weeks ended May 28, 2011.  The decrease in sales resulted from a 15% decrease in same store sales, combined with operating an average of approximately 12% fewer stores in the first quarter of fiscal 2012 compared to last year.

Same store sales declined 15% in the first quarter as increased customer traffic levels were more than offset by a decrease in customer conversion resulting in a 2% decrease in the average number of transactions generated per store.  In addition, our average dollar sale decreased by approximately 13% in the first quarter driven by declines in both units per transaction and in our average unit retail selling price.

We operated 665 stores at April 28, 2012, compared to 770 stores as of May 28, 2011.  Approximately 12% fewer stores were operated during the first quarter of fiscal 2012, compared to the first quarter of the transition period.  These stores were closed as a result of our store restructuring initiative and generated approximately half of the sales volume on a per-store basis than the stores we continue to operate.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $72.0 million, or 76.8% of net sales, during the first quarter of fiscal 2012, compared to $80.8 million, or 65.3% of net sales, during the first quarter of the transition period.  This resulted in an approximate 1,150 basis point decrease in our gross profit margin during the quarter compared to the first quarter of the transition period, driven primarily by declines in our merchandise margins.

Our merchandise margins decreased by approximately 870 basis points for the thirteen weeks ended April 28, 2012 compared to the thirteen weeks ended May 28, 2011.  High levels of promotional activity continued to pressure margins as we took deeper markdowns to drive sales and clear-through slower-selling product. The calendar shift also impacted our merchandise margins as the first quarter of fiscal 2012 includes February, a month which has historically contained a higher degree of clearance activity and lower merchandise margins.  The first quarter of the transition period did not include the month of February, but did include the month of May, which historically has had higher merchandise margins and less clearance activity than the month of February.

The remaining increase in merchandise, buying and occupancy costs as a percentage of sales for the quarter ended April 28, 2012, compared to the quarter ended May 28, 2011, was largely due to deleveraging of buying and occupancy costs associated with the 15% decrease in same store sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, exclusive of depreciation and amortization, for the thirteen weeks ended April 28, 2012 were $30.8 million, or 32.9% of net sales, compared to $35.4 million, or 28.6% of net sales, for the thirteen weeks ended May 28, 2011.  Increases in salaries as a percentage of net sales accounted for 250 of the 430 basis points of deleveraging of selling, general and administrative expenses.  In addition, approximately $0.3 million of severance expense was recorded in the first quarter of fiscal 2012 in connection with the resignation of our former CEO during the quarter.  These increases in selling, general and administrative expenses as a percentage of sales were partially offset by savings in medical claims for the thirteen-week period ended April 28, 2012, compared to the thirteen-week period ended May 28, 2011.

Depreciation and Amortization.  Depreciation and amortization was $5.0 million, or 5.4% of net sales, in the first quarter of fiscal 2012, compared to $5.6 million, or 4.5% of net sales, in the first quarter of the transition period.  The decrease in depreciation and amortization is primarily the result of operating fewer stores and the impairment of store assets recorded in the third quarter of the transition period.

Impairment and Restructuring.  A net benefit of $0.8 million was recognized during the thirteen-week period ended April 28, 2012 related to impairment and restructuring charges.  We recorded a credit of approximately $1.4 million related to 18 stores where the amounts recorded for net lease termination liabilities exceeded the actual settlements negotiated with landlords.  We also recorded approximately $0.5 million of additional net lease termination liabilities related to three stores that we closed in the first quarter of fiscal 2012.  In addition, we recognized approximately $0.1 million of non-cash asset impairment charges related to five stores we plan to continue to operate.  There were no impairment or restructuring charges recorded during the thirteen weeks ended May 28, 2011.

Operating Income (Loss).  As a result of the foregoing factors, we recorded an operating loss of $13.4 million, or 14.3% of net sales, for the quarter ended April 28, 2012, compared to operating income of $2.0 million, or 1.6% of net sales, for the quarter ended May 28, 2011.

Other Income.  For the thirteen weeks ended April 28, 2012, interest income was $0.1 million, compared to $0.1 million for the thirteen weeks ended May 28, 2011.

Income Taxes.  Income tax expense in the first quarter of fiscal 2012 was $0.1 million, with an effective tax rate of (0.5%), compared to income tax expense of $0.2 million, with an effective tax rate of 8.7% in the first quarter of the transition period.  Our effective tax rate reflects the ongoing impact of the full valuation allowance on our net deferred tax assets.

Net Income (Loss).  As a result of the foregoing factors, we recorded a net loss of $13.4 million, or 14.3% of net sales and $0.38 per diluted share, for the thirteen weeks ended April 28, 2012, compared to net income of $1.9 million, or 1.5% of net sales and $0.05 per diluted share, for the thirteen weeks ended May 28, 2011.

Liquidity and Capital Resources

Cash flow and liquidity

Our operating losses in recent periods have begun to challenge our capital resources.  Management evaluates cash flow from operations, investing activities and financing activities in determining the sufficiency of our cash position.  Cash flow from operations has historically been sufficient to provide for our uses of cash.  We expect to operate our business and execute our strategic initiatives principally with funds generated from operations and, if necessary, from our revolving Credit Facility, subject to compliance with the applicable financial covenants.  While we expect to see a continuation of challenging net sales and gross profit margin trends in the short-term, our operating plan contemplates improvements in net sales, operating results and cash flows from operations.  The operating plan is dependent on our ability to consistently deliver merchandise that is appealing to our customer on a competitive and profitable basis and to effectively manage our costs to satisfy our working capital and other operating cash requirements.

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

We will continue to monitor our performance and liquidity and, if we believe it is appropriate or necessary to obtain additional liquidity, we will take further steps intended to improve the Company’s financial position, such as by modifying our operating plan, seeking to further reduce costs, decreasing our cash spend and/or capital expenditures and evaluating alternatives and opportunities to obtain additional sources of liquidity through the debt or equity markets.  We cannot be assured that any of these actions would be sufficient or available or, if available, available on terms acceptable to us.

Net cash provided by (used in) operating activities

Net cash used in operating activities totaled $26.5 million in the first thirteen weeks of fiscal 2012, a decrease of approximately $27.7 million from net cash provided by operating activities of $1.2 million in the first thirteen weeks of the transition period.  The decrease was the result of a decrease in net earnings in the first thirteen weeks of fiscal 2012, compared to the first thirteen weeks of the transition period, combined with changes in our working capital accounts.  We reported a net loss of $13.4 million for the thirteen weeks ended April 28, 2012, compared to net income of $1.9 million for the thirteen weeks ended May 28, 2011.

Significant fluctuations in our working capital accounts in the first thirteen weeks of fiscal 2012 included a $5.0 million increase in merchandise inventory, a $2.4 million decrease in accounts payable, a $7.3 million decrease in accrued liabilities and a $2.1 million decrease in the lease termination fee liability.  The increase in inventory from the end of the transition period was the result of seasonal increases in in-store inventory.  The decrease in accounts payable was a function of the timing of merchandise receipts and payments.  The decrease in accrued liabilities was due mainly to reductions in our accrued wages, salaries, and related expenses, as well as reductions in our gift card liability.

The remainder of the change in cash used in operating activities was substantially the result of the net loss realized during the first thirteen weeks of fiscal 2012, after adjusting for non-cash charges, including depreciation and amortization, asset impairment and stock-based compensation expense, combined with various other changes in our other operating assets and liabilities.

Net cash provided by investing activities

Net cash provided by investing activities totaled $7.4 million for the first thirteen weeks of fiscal 2012, an increase of $1.8 million from cash provided by investing activities of $5.6 million during the thirteen weeks ended May 28, 2011.  Net cash provided by investing activities in the first thirteen weeks of fiscal 2012 consisted of $9.0 million of sales of investments, partially offset by $1.7 million of capital expenditures.  We opened six new stores in the first quarter of fiscal 2012.  We expect to fund approximately $4 million of additional capital expenditures during the remainder of fiscal 2012 related to investments in our information technology infrastructure, visual product displays and fixtures to enhance the visual presentation of our merchandise, and to make other investments in our stores, corporate office and distribution center facility.

Net cash used in financing activities

Net cash used in financing activities for the first thirteen weeks of fiscal 2012 was approximately $22,000, a decrease of $2.1 million for the thirteen weeks ended May 28, 2011.  In the first quarter of the transition period, approximately $2.2 million was used to fund the payment of a quarterly cash dividend.  In December 2011, we announced that the Board suspended the payment of a quarterly dividend.

Credit facility

We maintain an Amended and Restated Revolving Credit Facility (the “Credit Facility” or “Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  The Credit Facility provides us with revolving credit loans and letters of credit of up to $50 million, in the aggregate, subject to a borrowing base formula based on inventory levels.  The Credit Facility expires on June 30, 2014 and interest is calculated based on the three-month London Interbank Market Offered Rate (“LIBOR”) plus 2%, reset daily.

On March 22, 2012, we entered into the Eighth Amendment to the Credit Facility (the “Eighth Amendment”) with Wells Fargo.  The Eighth Amendment addressed certain terms and financial covenants of the Credit Facility, including reducing the minimum required inventory turns ratio from 2.70 to 1.00, to 2.50 to 1.00 for each quarter during fiscal 2012.  The minimum required inventory turns ratio then reverts back to 2.70 to 1.00 for each fiscal quarter ending after February 2, 2013.  In addition, the Eighth Amendment adjusted the minimum required cash and investments on hand to $20 million at the end of the first and second quarters of fiscal 2012 and $25 million at the end of each quarter thereafter.  The Eighth Amendment also adjusted the maximum line amount available between December 1 and August 31 of each calendar year of the Facility to the lesser of 85% of the net orderly liquidation value of eligible inventory, as defined in the Facility, or 70% of eligible inventory and between September 1 and November 30 of each calendar year of the Facility to the lesser of 90% of the net orderly liquidation value of eligible inventory or 80% of eligible inventory.

Interest under the Credit Facility is payable monthly in arrears.  The Credit Facility carries a facility fee of 0.25%, based on the unused portion as defined in the agreement, a collateral monitoring fee and a guaranteed service charge.  Borrowings under the Credit Facility are collateralized by our equipment, intangible assets, inventory, inventory letters of credit and letter of credit rights.  We had no revolving credit loan borrowings under the Credit Facility during the first thirteen weeks of fiscal 2012 or the transition period.  Historically, we have utilized the Credit Facility only to open letters of credit.  The borrowing base at April 28, 2012 was $22.9 million.  As of April 28, 2012, we had open on-demand letters of credit and a reserve for our corporate purchasing card totaling $5.1 million.  Accordingly, the availability of revolving credit loans under the Credit Facility was $17.8 million at April 28, 2012.

The Credit Facility contains certain restrictive covenants, including restrictions on incurring additional indebtedness and limitations on certain types of investments, as well as requiring the maintenance of certain financial covenants.  As of April 28, 2012, the most recent measurement date, we were in compliance with all financial covenants under the Credit Facility and we anticipate we will be in compliance with all financial covenants of the Credit Facility at the end of each quarter in fiscal 2012.  While we do not currently anticipate the need to borrow against our Credit Facility in fiscal 2012, failure to remain in compliance with the financial covenants would constrain our operating flexibility and our ability to fund our business operations through use of the Credit Facility.

Merchandise Sourcing

We directly imported approximately 22% and 6% of our total merchandise purchases during the thirteen-week periods ended April 28, 2012 and May 28, 2011, respectively.  Substantially all of our remaining merchandise purchases were made from U.S.-based companies which import the goods from overseas.  This reliance on sourcing from foreign countries may cause us to be exposed to certain risks, as indicated below and as discussed in Part I, “Item 1A. Risk Factors” in our Transition Report on Form 10-K for the transition period ended January 28, 2012.

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

We do not have long-term purchase commitments or arrangements with any of our suppliers or agents.  During the quarter ended April 28, 2012, one of our vendors supplied us with approximately 20% of our merchandise purchases.  No other vendor supplied greater than 10% of our merchandise purchases for the quarter ended April 28, 2012. For the quarter ended May 28, 2011, this vendor supplied 22% of our merchandise purchases and another vendor supplied 13% of our merchandise purchases.

Although we have strong relationships with our vendors, there can be no assurance that these relationships can be maintained in the future or that the vendors will continue to supply merchandise to us.  If there should be any significant disruption in the supply of merchandise from our vendors, management believes that it will be able to shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on our financial position or results of operations.

Quarterly Results and Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, timing of promotional events and new store openings, adverse weather conditions, shifts in the timing of certain holidays and customer response to our seasonal merchandise mix.

Inflation

Management does not believe that inflation had a material effect on our results of operations for the first quarter of fiscal 2012.  Throughout the transition period, our merchandise costs were impacted by higher prices for cotton and synthetic fibers, along with increased production labor and transportation costs.  In addition, improvements in quality, construction, and fit also resulted in higher product costs.  Although we passed some of these price increases on to our customers during the transition period ended January 28, 2012, there was resistance to higher prices.

Forward-Looking Statements

We may make forward-looking statements reflecting our current views with respect to future events and financial performance.  These forward-looking statements, which may be included in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including this Quarterly Report on Form 10-Q, in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of our Transition Report on Form 10-K for the Transition Period ended January 28, 2012, which could cause actual results to differ materially from historical results or those anticipated.

The words or phrases “will likely result,” “are expected to,” “will continue,” “estimate,” “project,” “believe,” “expect,” “should,” “anticipate,” “forecast,” “plans to,” “intend,” “intends” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  In particular, we desire to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Quarterly Report on Form 10-Q.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made.  In addition, we wish to advise readers that the factors listed in Item 1A of our Transition Report on Form 10-K for the Transition Period ended January 28, 2012, as well as other factors, could affect our performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed about such future performance or results.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates.  We are potentially exposed to market risk from changes in interest rates relating to our Credit Facility with Wells Fargo Bank.  Loans under the Credit Facility bear interest at the three-month LIBOR rate plus 2.0%, reset daily.

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

(b)       Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended April 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.
RISK FACTORS

There have no material changes to the factors discussed in Part I, “Item 1A. Risk Factors” in our Transition Report on Form 10-K for the Transition Period ended January 28, 2012.

ITEM 2.
UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs

January 29, 2012 - February 25, 2012	—	$—	—	—

February 26, 2012 - March 31, 2012	—	$—	—	—

April 1, 2012 - April 28, 2012	11,076	$1.99	—	—
Total	11,076	$1.99	—	—

(1)          The shares of common stock in this column represent shares that were surrendered to us by stock plan participants in order to satisfy minimum withholding tax obligations related to restricted stock awards.

ITEM 3.
DEFAULTS UPON
SENIOR SECURITIES

None.

ITEM 4.
MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.
OTHER INFORMATION

None.

ITEM 6.
EXHIBITS

10.1

Agreement by and between Christopher & Banks Corporation and Peter G. Michielutti effective as of April 20, 2012 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed April 24, 2012)

10.2

Performance-Based Restricted Stock Agreement by and between Christopher & Banks Corporation and Peter G. Michielutti effective as of April 23, 2012 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed April 24, 2012)

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

101^

Financial statements from the Quarterly Report on Form 10-Q of Christopher & Banks Corporation for the fiscal quarter ended April 28, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements

* Filed with this report.

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

CHRISTOPHER & BANKS CORPORATION

Dated: June 7, 2012	By	/s/ Joel N. Waller

Joel N. Waller
Chief Executive Officer
(Principal Executive Officer)

Dated: June 7, 2012	By	/s/ Peter G. Michieluti

Peter G. Michielutti
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

INDEX TO EXHIBITS

Exhibit No.	Description

10.1

Agreement by and between Christopher & Banks Corporation and Peter G. Michielutti effective as of April 20, 2012 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed April 24, 2012)

10.2

Performance-Based Restricted Stock Agreement by and between Christopher & Banks Corporation and Peter G. Michielutti effective as of April 23, 2012 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed April 24, 2012)

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

101^

Financial statements from the Quarterly Report on Form 10-Q of Christopher & Banks Corporation for the fiscal quarter ended April 28, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements

* Filed with this report.

^ Pursuant to rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.