Form 10-Q
period 2012-07-28
CHRISTOPHER & BANKS CORP
filed 2012-09-06
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012

or

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

As of August 17, 2012, 37,019,410 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

		Page

PART I –

FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets (Unaudited) As of July 28, 2012 and January 28, 2012	3

	Condensed Consolidated Statements of Operations (Unaudited) For the Thirteen Weeks Ended July 28, 2012 and August 27, 2011	4

	Condensed Consolidated Statements of Operations (Unaudited) For the Twenty-six Weeks Ended July 28, 2012 and August 27, 2011	5

	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) For the Thirteen and Twenty-six Weeks Ended July 28, 2012 and August 27, 2011	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Twenty-six Weeks Ended July 28, 2012 and August 27, 2011	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II –

OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

	Signatures	41

	Index to Exhibits	42

PART I — FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	July 28,	January 28,
	2012	2012
ASSETS

Current assets:
Cash and cash equivalents	$40,516	$40,782
Short-term investments	—	7,660
Accounts receivable	3,903	3,649
Merchandise inventories	38,658	39,455
Prepaid expenses	3,624	3,289
Income taxes receivable	974	1,188
Other current assets	71	—

Total current assets	87,746	96,023

Property, equipment and improvements, net	48,881	56,443
Long-term investments	—	13,284
Other assets	432	266

Total assets	$137,059	$166,016

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$24,213	$19,466
Accrued salaries, wages and related expenses	4,964	5,831
Other accrued liabilities	20,770	25,566

Total current liabilities	49,947	50,863

Non-current liabilities:
Deferred lease incentives	6,865	10,546
Deferred rent obligations	3,502	5,294
Lease termination liabilities	185	8,032
Other non-current liabilities	1,926	1,919

Total non-current liabilities	12,478	25,791

Commitments	—	—
Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 46,810 and 45,819 shares issued and 37,019 and 36,028 shares outstanding at July 28, 2012 and January 28, 2012, respectively	467	458
Additional paid-in capital	118,333	117,399
Retained earnings	68,545	84,154
Common stock held in treasury, 9,791 shares at cost at July 28, 2012 and January 28, 2012, respectively	(112,711)	(112,711)
Accumulated other comprehensive income	—	62

Total stockholders’ equity	74,634	89,362

Total liabilities and stockholders’ equity	$137,059	$166,016

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	July 28,	August 27,
	2012	2011

Net sales	$103,436	$96,230

Costs and expenses:
Merchandise, buying and occupancy	74,751	68,403
Selling, general and administrative	30,633	34,505
Depreciation and amortization	4,907	6,267
Restructuring and impairment	(4,696)	—

Total costs and expenses	105,595	109,175

Operating loss	(2,159)	(12,945)
Other income	36	76

Loss before income taxes	(2,123)	(12,869)

Income tax provision	74	113

Net loss	$(2,197)	$(12,982)

Basic loss per share:
Net loss	$(0.06)	$(0.37)

Basic shares outstanding	35,631	35,520

Diluted loss per share:
Net loss	$(0.06)	$(0.37)

Diluted shares outstanding	35,631	35,520

Dividends per share	$—	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Twenty-six Weeks Ended
	July 28,	August 27,
	2012	2011

Net sales	$197,058	$220,062

Costs and expenses:
Merchandise, buying and occupancy	146,719	149,229
Selling, general and administrative	61,459	69,936
Depreciation and amortization	9,939	11,851
Restructuring and impairment	(5,494)	—

Total costs and expenses	212,623	231,016

Operating loss	(15,565)	(10,954)
Other income	89	155

Loss before income taxes	(15,476)	(10,799)

Income tax provision	134	293

Net loss	$(15,610)	$(11,092)

Basic loss per share:
Net loss	$(0.44)	$(0.31)

Basic shares outstanding	35,616	35,512

Diluted loss per share:
Net loss	$(0.44)	$(0.31)

Diluted shares outstanding	35,616	35,512

Dividends per share	$—	$0.12

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	July 28, 2012			August 27, 2011

Net loss			$(2,197)			$(12,982)

Other comprehensive income (loss), net of tax:

Unrealized holding gains on securities arising during period	$—			$113
Tax impact	—	$—		44	$69

Less: reclassification adjustment for gains included in net loss	(68)			(33)
Tax impact	(27)	(41)		(13)	(20)
Other comprehensive income (loss)			(41)			49
Comprehensive loss			$(2,238)			$(12,933)

	Twenty-six Weeks Ended
	July 28, 2012			August 27, 2011

Net loss			$(15,610)			$(11,092)

Other comprehensive income (loss), net of tax

Unrealized holding gains (losses) on securities arising during period	$(3)			$290
Tax impact	(1)	$(2)		74	$216

Less: reclassification adjustment for gains included in net loss	(99)			(47)
Tax impact	(39)	(60)		(19)	(28)
Other comprehensive income (loss)			(62)			188
Comprehensive loss			$(15,672)			$(10,904)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-six Weeks Ended
	July 28,	August 27,
	2012	2011

Cash flows from operating activities:
Net loss	$(15,610)	$(11,092)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,939	11,851
Amortization of premium on investments	11	35
Deferred lease related liabilities	(2,058)	(1,274)
Stock-based compensation expense	966	1,631
Loss on disposal of assets	50	—
Impairment of store assets	139	—
Gain on investments, net	(531)	(18)
Changes in operating assets and liabilities:
Increase in accounts receivable	(254)	(1,971)
(Increase) decrease in merchandise inventories	797	(14,455)
Increase in prepaid expenses	(335)	(1,367)
Decrease in income taxes receivable	214	3,657
Increase in other current assets	(71)	—
Decrease in other assets	184	36
Increase in accounts payable	4,747	21,201
Decrease in accrued liabilities	(9,078)	(5,701)
Decrease in lease termination liabilities	(7,847)	—
Increase in other liabilities	7	132

Net cash provided by (used in) operating activities	(18,730)	2,665

Cash flows from investing activities:
Purchases of property, equipment and improvements	(2,599)	(8,213)
Proceeds from sale of furniture, fixtures and equipment	33	—
Purchases of investments	—	(33,008)
Sales of investments	21,403	35,994

Net cash provided by (used in) investing activities	18,837	(5,227)

Cash flows from financing activities:
Shares redeemed for payroll taxes	(23)	(124)
Deferred financing costs	(350)	—
Dividends paid	—	(4,279)

Net cash used in financing activities	(373)	(4,403)

Net decrease in cash and cash equivalents	(266)	(6,965)

Cash and cash equivalents at beginning of period	40,782	43,712

Cash and cash equivalents at end of period	$40,516	$36,747

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

In January 2012, our Board of Directors amended and restated our By-Laws to provide that our fiscal year ends at the close of business on that Saturday which falls closest to the last day of January.  Prior to this change, our fiscal year ended at the close of business on that Saturday which fell closest to the last day of February.  In order to transition to our new fiscal calendar, our last fiscal year was shortened from twelve months to eleven months resulting in an eleven month transition period ended January 28, 2012 (the “transition period”).  In this Quarterly Report on Form 10-Q, our current fiscal year, the 53-week period ending February 2, 2013, is referred to as fiscal 2012.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal adjustments, except as otherwise stated in these notes, necessary to present fairly our financial position as of July 28, 2012 and January 28, 2012, our results of operations for the thirteen and twenty-six-week periods ended July 28, 2012 and August 27, 2011 and our cash flows for the thirteen and twenty-six-week periods ended July 28, 2012 and August 27, 2011.

Private Label Credit Card Program

During the first quarter of fiscal 2012, we launched a private label credit card program with a sponsoring bank which provides for the issuance of credit cards bearing the Christopher & Banks and C.J. Banks brands.  The sponsoring bank manages and extends credit to our customers and is the sole owner of the accounts receivable generated under the program.  As part of the program, we received a signing bonus of $0.5 million from the sponsoring bank and also earn revenue based on card usage by our customers.  The deferred signing bonus is included in other liabilities and is being recognized in net sales ratably over the term of the contract and the other revenue based on customer usage of the card are recognized in net sales in the periods in which the related customer transaction occurs.  In addition, the sponsoring bank reimburses us for certain marketing expenditures related to the program subject to an annual cap on the amount of reimbursable expenses.  The amounts related to the private label credit card program pertaining to the thirteen and twenty-six weeks ended July 28, 2012 were not material to the consolidated financial statements.

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS.”  ASU 2011-04 amends ASC 820, “Fair Value Measurement,” by expanding existing disclosure requirements for fair value measurements and modifying certain definitions in the guidance, which may change how the fair value measurement guidance of ASC 820 is applied.  The Company adopted ASU 2011-04 effective January 29, 2012.  The adoption of this pronouncement has not had a significant impact on our condensed consolidated financial statements and these changes are not expected to impact the consolidated financial statements in the future.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.”  ASU 2011-05 amends Accounting Standards Codification (“ASC”) 220-10, “Comprehensive Income,” and requires that all changes in comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements and also requires the presentation of reclassification adjustments on the face of the financial statements from other comprehensive income to net income.  The Company adopted ASU 2011-05 effective January 29, 2012.  This pronouncement requires changes in presentation only and thus did not have any impact on our financial position or results of operations.

Immaterial Correction of an Error

In connection with the preparation of our financial statements for the transition period, we determined that purchases and redemptions of available-for-sale securities, as presented within the investing activities section of our consolidated statement of cash flows, incorrectly included activity related to cash equivalents for the year-to-date periods ended May 28, 2011, August 27, 2011 and November 26, 2011.  We have revised our statement of cash flows for the twenty-six weeks ended August 27, 2011 presented within this quarterly report on Form 10-Q to accurately reflect purchases and redemptions of available-for-sale securities.  The effect of this revision was a decrease of purchases of available-for-sale securities by $43.4 million and a corresponding decrease of redemptions of available-for-sale securities by $43.4 million. There was no impact on net cash provided by investing activities or cash and cash equivalents or available-for-sale securities, as previously reported.  We have concluded this correction is immaterial to the financial statements taken as a whole.

Reclassifications

Certain prior year amounts included in other accrued liabilities on the consolidated balance sheets have been reclassified to accounts payable to conform to the current year presentation.  Corresponding reclassifications were made within the operating section of the consolidated statement of cash flows.  These reclassifications have no impact on previously reported net loss, current liabilities or net cash flows from operating activities.  We believe the changes related to merchandise deliveries received, but not yet invoiced, will provide enhanced transparency.

In addition, beginning in the second quarter of fiscal 2012, we have classified the change in certain deferred lease-related liabilities (deferred lease incentives and deferred rent obligations) as an adjustment to reconcile net loss to net cash provided by operating activities on the consolidated statement of cash flows.  Prior year amounts previously reported as a change in operating assets and liabilities within the operating activities section of the consolidated statement of cash flows have been reclassified to conform to the current year presentation.  The reclassification has no impact on previously reported net cash flows from operating activities.

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

The table below provides unaudited financial information for the comparable thirteen and twenty-six week periods ended July 28, 2012 and July 30, 2011, respectively.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$103,436	$105,578	$197,058	$215,982
Operating loss	(2,159)	(6,277)	(15,565)	(14,551)
Income tax provision (benefit)	74	(7)	134	(6)
Net loss	$(2,197)	$(6,202)	$(15,610)	$(14,382)

Basic loss per share:
Net loss	$(0.06)	$(0.18)	$(0.44)	$(0.41)

Basic shares outstanding	35,631	35,496	35,616	35,491

Diluted loss per share:
Net loss	$(0.06)	$(0.18)	$(0.44)	$(0.41)

Diluted shares outstanding	35,631	35,496	35,616	35,491

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

Ninety of the 103 stores identified for closure were closed in the transition period, with two closing in November 2011, seven closing in December 2011 and 81 closing in January 2012.  We closed five stores in February 2012 and six stores in March 2012 and we closed two additional stores in the second quarter of fiscal 2012, which effectively completes the store closures related to the restructuring initiative.

We recorded total restructuring and asset impairment charges of approximately $21.2 million in the second half of the transition period, consisting primarily of $11.4 million of non-cash asset impairment charges, $8.2 million of net expense related to lease termination liabilities, partially offset by the reduction of deferred obligations related to closed stores, and approximately $1.5 million of severance and miscellaneous other store closing costs.  The lease termination liabilities consisted primarily of the costs of future contractual obligations related to closed store locations.  Discounted liabilities for future lease costs and management’s estimated fair value of assumed subleases of closed locations were recorded when the stores were closed and these amounts have been subject to adjustments as liabilities are settled.  In addition, management has also been negotiating with landlords to mitigate the amount of lease termination liabilities.  As a result, actual settlements have varied substantially from recorded obligations.

In the first quarter of fiscal 2012, we recognized a net benefit of approximately $0.8 million related to restructuring and impairment costs.  We recorded a non-cash benefit of approximately $1.4 million related to 18 stores where the amounts recorded for net lease termination liabilities exceeded the actual settlements negotiated with landlords.  We recorded approximately $0.5 million of additional lease termination liabilities related to three stores closed in the first quarter of fiscal 2012.  In addition, we recorded approximately $0.1 million of non-cash asset impairment charges related to five stores we plan to continue to operate.

In the second quarter of fiscal 2012, we recognized a net benefit of approximately $4.7 million related to restructuring and impairment costs.  We recorded a non-cash benefit of approximately $4.9 million related to 35 stores where the amounts recorded for net lease termination liabilities exceeded the actual settlements negotiated with landlords for a total non-cash benefit of $6.3 million for the twenty-six-week period ended July 28, 2012.  We recorded a nominal amount of additional lease termination liabilities related to stores closed in the second quarter of fiscal 2012.  In addition, we recognized approximately $0.2 million of professional services in the second quarter related to the restructuring initiative.

The following table details restructuring activity for the first half of fiscal 2012 and the transition period.

		Lease
	Severance	Termination	Asset
	Accrual	Obligations	Impairment	Other	Total
Balance, February 26, 2011	$—	$—	$—	$—	$—

Asset impairment charge	—	—	11,445	—	11,445
Restructuring charge	1,168	8,225	—	345	9,738
Total charges	1,168	8,225	11,445	345	21,183

Non-cash charges	—	—	(11,445)	(106)	(11,551)
Deferred lease obligations on closed stores	—	3,587	—	—	3,587
Cash payments	(310)	—	—	(239)	(549)

Balance, January 28, 2012	858	11,812	—	—	12,670

Asset impairment charge	—	—	139	—	139
Non-cash adjustments	—	(6,289)	—	—	(6,289)
Restructuring charge	—	314	—	342	656
Total charges (credits)	—	(5,975)	139	342	(5,494)

Non-cash charges	—	—	(139)	—	(139)
Deferred lease obligations on closed stores	—	213	—	—	213
Cash payments	(858)	(5,548)	—	(342)	(6,748)

Balance, July 28, 2012	$—	$502	$—	$—	$502

NOTE 4— INVESTMENTS

The Company had no investments as of July 28, 2012.  Investments consisted of the following (in thousands) as of January 28, 2012:

	Jan 28, 2012
	Amortized	Unrealized	Unrealized	Estimated
Description	Cost	Gains	Losses	Fair Value

Short-term investments:
Available-for-sale securities:
Municipal bonds	$5,643	$19	$2	$5,660
U.S. Agency securities	2,000	—	—	2,000

Total short-term investments	7,643	19	2	7,660

Long-term investments:
Available-for-sale securities:
Municipal bonds	13,200	84	—	13,284

Total long-term investments	13,200	84	—	13,284

Total investments	$20,843	$103	$2	$20,944

We account for our investments in accordance with ASC 320-10, “Investments — Debt and Equity Securities.”  As of January 28, 2012, our available-for-sale investment securities consisted of municipal bonds.  These securities were classified as available-for-sale as we did not enter into these investments for speculative purposes or intend to actively buy and sell the securities in order to generate profits on differences in price.  Our primary investment objective is preservation of principal.  During the first half of fiscal 2012, there were no purchases of available-for-sale securities and proceeds from the sale of available-for-sale securities were approximately $21.4 million.  Gross realized gains and losses on the sale of available-for-sale securities during the thirteen weeks ended July 28, 2012 were not material.

Our available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise which, in our estimation, may indicate impairment.  When the fair value of the securities declines below the amortized cost basis, impairment is indicated and it must be determined whether it is other-than-temporary.  Impairment is considered to be other-than-temporary if we (i) intend to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) do not expect to recover the securities’ amortized cost basis.  If the decline in fair value is considered other-than-temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings.  Subsequent increases or decreases in fair value considered other-than-temporary are reported in equity as other comprehensive income (loss).  There were no other-than-temporary impairments of our available-for-sale securities during the thirteen and twenty six weeks ended July 28, 2012.

NOTE 5 — MERCHANDISE INVENTORIES AND SOURCES OF SUPPLY

Our merchandise inventories consisted of the following (in thousands):

	July 28,	January 28,
Description	2012	2012

Merchandise - in store/e-Commerce	$30,038	$32,599
Merchandise - in transit	8,620	6,856

	$38,658	$39,455

We do not have long-term purchase commitments or arrangements with any of our suppliers or agents.  During the quarter ended July 28, 2012, one of our vendors supplied approximately 21% of our merchandise purchases.  For the quarter ended August 27, 2011, this vendor supplied 19% of our merchandise purchases and another vendor supplied 17% of our merchandise purchases.  No other vendor supplied greater than 10% of our merchandise purchases for the quarter ended July 28, 2012.

Although we have strong relationships with these vendors, there can be no assurance that these relationships can be maintained in the future or that the vendors will continue to supply merchandise to us.  If there should be any significant disruption in the supply of merchandise from these vendors, we believe that we will be able to shift production to other suppliers so as to continue to secure the required volume of product.  Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on our financial position or results of operations.

The Company changed its payment terms from net 30 days to net 45 days from receipt of goods in its distribution center for vendors representing approximately 60% of its merchandise purchases beginning with its August merchandise assortment.

NOTE 6 — PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following (in thousands):

	Estimated	July 28,	January 28,
Description	Useful Life	2012	2012

Land	—	$1,597	$1,597
Corporate office, distribution center and related building improvements	25 years	12,319	12,319
Store leasehold improvements	Term of related lease, typically 10 years	60,933	62,961
Store furniture and fixtures	3-10 years	77,343	79,793
Corporate office and distribution center furniture, fixtures and equipment	7 years	5,547	5,562
Computer and point of sale hardware and software		34,082	34,039
Construction in progress		1,849	518

		193,670	196,789
Less accumulated depreciation and amortization		(144,789)	(140,346)

Net property, equipment and improvements		$48,881	$56,443

We review long-lived assets with definite lives at least annually, or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We recorded $0.1 million for long-lived asset impairment in the quarter ended April, 28, 2012 and no asset impairment charges were recorded in the quarter ended July 28, 2012. The current challenging economic environment and general economic uncertainty affecting the retail industry make it reasonably possible that long-lived asset impairments could be identified and recorded in future periods.

NOTE 7 — ACCRUED LIABILITIES

Other accrued liabilities consisted of the following (in thousands):

	July 28,	January 28,
Description	2012	2012

Gift card and store credit liabilities	$6,197	$9,922
Accrued Friendship Rewards Program loyalty liability	3,525	3,376
Accrued income, sales and other taxes payable	2,134	2,097
Accrued occupancy-related expenses	1,126	4,549
Other	7,788	5,622

	$20,770	$25,566

NOTE 8 — CREDIT FACILITY

On July 12, 2012, Christopher & Banks Corporation and its two subsidiaries, Christopher & Banks, Inc. and Christopher & Banks Company (collectively the “Borrowers”), entered into a Credit Agreement (the “New Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) as Lender.  The New Credit Facility replaced our prior credit facility with Wells Fargo.  The New Credit Facility provides us with revolving credit loans and of up to $50.0 million in the aggregate, subject to a borrowing base formula based primarily on eligible credit card receivables, inventory and real estate, as defined in the New Credit Facility, and up to $10.0 million of which may be drawn in the form of standby and documentary letters of credit. The New Credit Facility expires in July 2017.

We recorded approximately $0.4 million of deferred financing costs in connection with the New Credit Facility.  The deferred financing costs have been recorded as an other asset on the consolidated balance sheet and will be amortized as interest expense over the related term of the New Credit Facility.

Borrowings under the New Credit Facility will generally accrue interest at a rate ranging from 2.0% to 2.5% over the London Interbank Offered Rate (“LIBOR”) or 1.0% to 1.5% over Wells Fargo’s prime rate, based on the amount of excess availability as such term is defined in the New Credit Facility.  Letters of credit fees range from 1.5% to 2.5%, depending upon excess availability.

The New Credit Facility contains certain affirmative and negative covenants.  The affirmative covenants include certain reporting requirements, maintenance of properties, payment of taxes and insurance, compliance with laws, environmental compliance and other provisions customary in such agreements.  Negative covenants limit or restrict, among other things, secured and unsecured indebtedness, fundamental changes in the business, investments, liens and encumbrances, transactions with affiliates and other matters customarily restricted in such agreements.  The sole financial covenant contained in the New Credit Facility requires us to maintain availability at least equal to the greater of (a) ten percent (10%) of the borrowing base or (b) $3.0 million.

The New Credit Facility contains events of default that include failure to pay principal or interest when due, failure to comply with the covenants set forth in the New Credit Facility, bankruptcy events, cross-defaults and the occurrence of a change of control, subject to the grace periods, qualifications and thresholds as specified in the New Credit Facility.  If an event of default under the New Credit Facility occurs and is continuing, the loan commitments may be terminated and the principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

Our obligations under the New Credit Facility are secured by the assets of the Company and its subsidiaries pursuant to a Security Agreement, dated July 12, 2012 (the “Security Agreement”).  Pursuant to the Security Agreement, we pledged substantially all of our assets as collateral security for the loans to be made pursuant to the New Credit Facility, including accounts owed to us, bank accounts, inventory, other tangible and intangible personal property, intellectual property (including patents and trademarks), and stock or other evidences of ownership of 100% of all of the Company’s subsidiaries.

We had no revolving credit loan borrowings under our previous or New Credit Facility during the first half of fiscal 2012 or the entire transition period.  Historically, we have utilized our credit facility only to open letters of credit.  The total borrowing base at July 28, 2012 was $26.4 million.  As of July 28, 2012, we had open on-demand letters of credit of $3.7 million.  Accordingly, after reducing the borrowing base for the open letters of credit and the required minimum availability of $3.0 million, or 10% of the borrowing base, the net availability of revolving credit loans under the New Credit Facility was $19.7 million at July 28, 2012.

NOTE 9 — STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Dividends

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

Stockholder Rights Plan

On July 5, 2012, we adopted a stockholder rights plan (the “Rights Plan”).  The Rights Plan is embodied in the Rights Agreement dated as of July 5, 2012 (the “Rights Agreement”), between the Company and Wells Fargo Bank, National Association (the “Rights Agent”).  On July 5, 2012, the Board of Directors of the Company also authorized the issuance, and declared a dividend, of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock, par value $0.01 per share (the “Common Shares”), outstanding at the close of business on July 16, 2012.

Initially, no separate certificates representing the Rights will be issued. Under the Rights Plan, the Rights would be distributed upon the earlier to occur of (i) the tenth day after the first date of public announcement by the Company or an Acquiring Person (an Acquiring Person generally is a person that, together with its affiliates and associates, is the beneficial owner of 15% or more of the outstanding Common Shares) (including, without limitation, pursuant to a report filed or amended pursuant to Section 13(d) of the Exchange Act) that a person has become an Acquiring Person, or such earlier date as a majority of the Board of Directors of the Company shall become aware of the existence of an Acquiring Person (the “Shares Acquisition Date”) or (ii) the tenth day (or such later date as may be determined by action of the Board of Directors of the Company prior to such time as any person becomes an Acquiring Person) after the date of the commencement by any person (other than certain persons, including the Company, any subsidiary of the Company, and Company benefit plan related holders) of a tender or exchange offer upon the successful consummation of which such person, or any affiliate or associate of such person, would be an Acquiring Person (including any such date which is after the date of the Rights Agreement and prior to the issuance of the Rights) (the earlier of such dates, the “Distribution Date”).  Each Right entitles the registered holder to purchase from the Company one one-thousandth (1/1000th) of a share of Series A Junior Participating Preferred Stock, $0.01 par value (the “Preferred Shares”), of the Company at a price of $8.25 (the “Purchase Price”), subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement between the Company and the Rights Agent.

In the event any person becomes an Acquiring Person, then each holder of a Right, other than Rights beneficially owned by the Acquiring Person and its affiliates and associates (which will thereafter be null and void for all purposes of the Rights Agreement and the holder thereof shall thereafter have no rights with respect to such Rights, whether under the Rights Agreement or otherwise), will thereafter have the right to receive upon exercise, in lieu of Preferred Shares, that number of Common Shares having a market value of two times the Purchase Price. Under some circumstances, upon payment of the Purchase Price, the Company may substitute other equity and debt securities, property, cash or combinations thereof, including combinations with Common Shares, of equal value to the number of Common Shares for which the Right is exercisable.

The Rights will expire at 5:00 p.m. (Eastern time) on July 5, 2014 (the “Expiration Date”), unless the Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company, in each case, as described in the Rights Agreement.  Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. The foregoing is a summary of the Rights Plan, as filed with the Securities and Exchange Commission in our Form 8-K filing, and is qualified in its entirety by reference to the detailed terms and conditions as set forth in the Rights Plan.

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of ASC 718-10, “Stock Compensation.” Under various plans, we may grant options to purchase common stock to employees and non-employee members of our Board of Directors at a price not less than 100% of the fair market value of our common stock on the option grant date.  In general, options granted to employees vest over three years and are exercisable up to ten years from the date of grant, and options granted to Directors typically vest over a thirty-month period and are exercisable up to ten years from the grant date.

We may also grant shares of restricted stock to our employees and non-employee members of our Board of Directors.  The grantee cannot transfer the shares before the respective shares vest.  Shares of nonvested restricted stock are considered to be currently issued and outstanding.  Restricted stock grants to employees generally have original vesting schedules of one to three years, while restricted grants to Directors typically vest over six months.

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

The fair market value of our restricted stock is determined based on the closing price of our common stock on the grant date.  Time-based grants, but not performance-based grants, of restricted stock participated in dividend payments to the extent dividends were declared and paid prior to vesting.  Total pre-tax compensation expense related to stock-based awards for the thirteen weeks ended July 28, 2012 and August 27, 2011 was approximately $0.5 million and $0.6 million, respectively.

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

The weighted average assumptions relating to the valuation of our stock options granted during the thirteen and twenty-six week periods ended July 28, 2012 and August 27, 2011 were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 28,	August 27,	July 28,	August 27,
	2012	2011	2012	2011
Expected dividend yield	0.0%	3.9%	0.0%	3.9%
Expected volatility	74.9%	71.0%	73.6%	71.0%
Risk-free interest rate	0.7%	1.5%	1.0%	2.1%
Expected term in years	5.0	5.0	4.9	5.0

Stock-Based Compensation Activity

The following table presents a summary of our stock option activity for the twenty-six weeks ended July 28, 2012:

					Weighted
		Weighted	Aggregate		Average
	Number	Average	Intrinsic	Weighted	Remaining
	of	Exercise	Value	Average	Contractual
	Shares	Price	(in thousands)	Fair Value	Life

Outstanding, beginning of period	2,826,949	$7.48	$—	$3.19
Vested	1,207,311	9.91	—	4.01
Unvested	1,619,638	5.67	—	2.58
Granted	601,617	1.89	124	1.13
Exercised	—	—	—	—
Canceled - vested (expired)	(681,951)	7.14	—	2.97
Canceled - unvested (forfeited)	(977,680)	5.64	4	2.53

Outstanding, end of period	1,768,935	6.73	120	2.94	7.90

Vested	683,666	12.02		4.87	5.76
Unvested	1,085,269	3.40	120	1.72	9.24
Exercisable, end of period	683,666	12.02	—	4.87	5.76

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options as of the last trading day of the quarter) that would have been received by the option holders had all option holders exercised their options on July 28, 2012.

The following table presents a summary of our restricted stock activity for the twenty-six weeks ended July 28, 2012:

	Number	Weighted
	of	Average
	Shares	Fair Value

Unvested, beginning of period	446,904	$5.03
Granted	1,063,547	1.66
Vested	(62,558)	6.59
Canceled - unvested (forfeited)	(70,505)	4.28

Unvested, end of period	1,377,388	$2.39

The total fair value of shares of restricted stock that vested during the twenty-six weeks ended July 28, 2012 and August 27, 2011 was approximately $0.4 million and $0.4 million, respectively.  As of July 28, 2012, there was approximately $2.1 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of approximately 1.5 years.

NOTE 10 — INCOME TAXES

As of July 28, 2012, our liability for unrecognized tax benefits associated with uncertain tax positions was approximately $0.9 million and the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.7 million.  We recognize interest and penalties related to unrecognized tax benefits as components of income tax expense.  At July 28, 2012, we had accrued approximately $0.5 million for the potential payment of interest and penalties.

We are subject to U.S. federal income tax and the income tax of various state and local jurisdictions.  Fiscal years 2009 through the transition period remain subject to examination by the Internal Revenue Service. With few exceptions, we are not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2007.  At July 28, 2012, we had ongoing audits in various state jurisdictions.  We do not believe that the resolution of these examinations will have a significant impact on our liability for unrecognized tax benefits.

As of July 28, 2012, we had a full valuation allowance against our net deferred tax assets.  Deferred income tax assets represent potential future income tax benefits.  Realization of these assets is ultimately dependent upon future taxable income.  We have incurred a net cumulative loss as measured by the results of the prior three years.  ASC 740 “Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period.  Forming a conclusion that a valuation allowance is not needed is difficult when negative evidence such as cumulative losses exists.  As a result of our evaluation, we have concluded that there is insufficient positive evidence to overcome the negative evidence related to our cumulative losses.  Accordingly, we have maintained the full valuation allowance against our net deferred tax assets established in the third quarter of the fiscal year ended February 26, 2011.  Recording the valuation allowance does not prevent us from using the deferred tax assets in the future when profits are realized.

As of July 28, 2012, we had federal and state net operating loss carryforwards which may reduce future taxable income.  Approximately $20.9 million in federal tax benefits are available from these loss carryforwards and an additional $0.6 million is available in tax credit carryforwards.  The state loss carryforwards may result in state tax benefits of approximately $1.9 million.  The federal net loss carryforwards expire in November 2031 and beyond.  The state net loss carryforwards will expire beginning in November 2014 and beyond.  Additionally, we have charitable contribution carryforwards that will expire in 2014.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 28,	August 27,	July 28,	August 27,
	2012	2011	2012	2011
Numerator (in thousands):
Net loss attributable to Christopher & Banks Corporation	$(2,197)	$(12,982)	$(15,610)	$(11,092)
Income allocated to participating securities	—	(14)	—	(24)

Net loss available to common shareholders	$(2,197)	$(12,996)	$(15,610)	$(11,116)

Denominator (in thousands):
Weighted average common shares outstanding - basic	35,631	35,520	35,616	35,512
Dilutive shares	—	—	—	—

Weighted average common and common equivalent shares outstanding - diluted	35,631	35,520	35,616	35,512

Net loss per common share:
Basic	$(0.06)	$(0.37)	$(0.44)	$(0.31)
Diluted	$(0.06)	$(0.37)	$(0.44)	$(0.31)

Total stock options and restricted shares of 1.9 million and 2.9 million were excluded from the shares used in the computation of diluted earnings per share for the thirteen and twenty-six-week periods ended July 28, 2012 and August 27, 2011, respectively, as they were anti-dilutive.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

Historically, fair value under ASC 820-10 has applied to our available-for-sale securities.  We had no available-for-sale securities at July 28, 2012.  We did have approximately $20.9 million of available-for-sale securities at January 28, 2012.  These financial assets were carried at fair value following the requirements of ASC 820-10.

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

Assets and Liabilities that are Measured at Fair Value on a Non-recurring Basis:

					Realized
	Twenty-six				Gains (Losses)
	Weeks Ended	Fair Value Measurements			Twenty-six
	July 28,	Using Inputs Considered as			Weeks Ended
Description	2012	Level 1	Level 2	Level 3	July 28, 2012
Assets:
Long-lived assets held and used	$34	$—	$—	$34	$(139)

Liabilities:	$—	$—	$—	$—	$—

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of FASB Codification Subtopic 360-10, long-lived assets held and used with a carrying amount of $172,000 were written down to their fair value of $34,000, during the first quarter of fiscal 2012, resulting in an impairment charge of $139,000 which was included in earnings for the twenty-six weeks ended July 28, 2012.

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

For the twenty-six weeks ended July 28, 2012, the Christopher & Banks/C.J. Banks operating income included store-level asset impairment charges of approximately $0.1 million.  No store-level asset impairment charges were recorded in the twenty-six weeks ended August 27, 2011.

	Christopher & Banks/	Corporate/
Segment Reporting (in thousands):	C.J. Banks	Administrative	Consolidated
Thirteen Weeks Ended July 28, 2012
Net sales	$103,436	$—	$103,436
Operating income (loss)	8,946	(11,105)	(2,159)
Total assets	90,264	46,795	137,059

Thirteen Weeks Ended August 27, 2011
Net sales	$96,230	$—	$96,230
Operating income (loss)	333	(13,278)	(12,945)
Total assets	131,723	103,056	234,779

	Christopher & Banks/	Corporate/
Segment Reporting (in thousands):	C.J. Banks	Administrative	Consolidated
Twenty-six Weeks Ended July 28, 2012
Net sales	$197,058	$—	$197,058
Operating income (loss)	7,006	(22,571)	(15,565)
Total assets	90,264	46,795	137,059

Twenty-six Weeks Ended August 27, 2011
Net sales	$220,062	$—	$220,062
Operating income (loss)	15,375	(26,329)	(10,954)
Total assets	131,723	103,056	234,779

NOTE 15 — RELATED PARTY TRANSACTIONS

The Company or its subsidiaries have for the past several years made payments to G-III Apparel Group Ltd. (“G-III”) or its related entities.  On January 3, 2011, Morris Goldfarb, the Chairman of the Board and Chief Executive Officer of G-III, became a director of the Company.  In the twenty-six weeks ended July 28, 2012 and August 27, 2011, we paid G-III and its related entities approximately $0.5 million and $0.1 million, respectively.  As of July 28, 2012, the Company had a balance due to G-III of approximately $40,000.

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

Executive Overview

Christopher & Banks Corporation, a Delaware corporation, is a Minneapolis-based retailer of women’s apparel and accessories, which operates retail stores through its wholly-owned subsidiaries.  In January 2012, our Board of Directors amended and restated our By-Laws to provide that our fiscal year ends at the close of business on that Saturday which falls closest to the last day of January.  Prior to this change, our fiscal year ended at the close of business on that Saturday which fell closest to the last day of February.  In order to transition to our new fiscal calendar, our last fiscal year was shortened from 12 months to 11 months, resulting in an 11-month transition period ended January 28, 2012 (the “transition period”).  In this Quarterly Report on Form 10-Q, our current fiscal year, the 53-week period ending February 2, 2013, is referred to as fiscal 2012.

As of July 28, 2012, we operated 649 stores in 44 states, including 384 Christopher & Banks stores, 175 C.J. Banks stores, 65 dual concept stores and 25 outlet stores.  Our Christopher & Banks brand offers unique fashions and accessories featuring exclusively designed, coordinated assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P.  Our C.J. Banks brand offers similar assortments of plus size women’s apparel in sizes 14W to 26W.  Our dual concept and outlet stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the petite, missy and women-size customer in one location.  We also operate e-Commerce web sites for our two brands at www.christopherandbanks.com and www.cjbanks.com which, in addition to offering the apparel and accessories found in our stores, also offer exclusive sizes and styles available only online.

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

Fiscal 2012 Second Quarter Summary

We made progress on our strategic initiatives, which are more fully described below, in the second quarter of fiscal 2012.  Same store sales increased 5.5% during the quarter, a sequential improvement from the 14.6% decline reported in the first quarter.  The improvement in comparable store sales accelerated during the second quarter beginning with essentially flat same store sales in May, a 7% increase in comparable store sales in June and a 10% increase in same store sales in July.  Increased customer traffic levels was the main driver of the increase in same store sales as enhanced promotional signage drew more customers into our stores.  In addition, we experienced accelerated rates of product sell through in the second quarter with each subsequent merchandise delivery.

While gross margins declined when compared to the same period last year, we reported a 460 basis point improvement in gross margin over the first quarter of fiscal 2012.  Markdown rates were higher than in the comparable prior year period as we continued to clear through less desirable product from older deliveries that continued to make up a significant portion of our assortment.  Along with rates of product sell through, merchandise margins improved with each subsequent product delivery in the second quarter as the penetration of product purchased under our new merchandise strategy increased with each delivery.  In May, we were able to impact the styling and balance of only a small amount of our assortment.  By July, our new merchant team was able to impact the pricing, number of unique styles offered, order quantities and promotional strategy on approximately half of our merchandise offerings.

We ended the second quarter with cash and cash equivalents of $40.5 million, up $6.8 million from $33.7 million of cash, cash equivalents and short and long-term investments at the end of the first quarter.  Total inventory was $38.7 million at July 28, 2012, compared to $44.5 million at the end of the first quarter and $39.5 million at January 28, 2012.  While in-store inventory per store was up approximately 3% at the end of the second quarter compared to the same prior year period, it was essentially flat compared to the balance as of January 28, 2012 and down 24% as compared to the end of the first quarter.  Our inventory balance at July 28, 2012 was current with approximately 70% of product from more recent deliveries, including July and August merchandise assortments and core product received in July.

Other Developments

Effective February 17, 2012, we announced that our Board of Directors had elected Joel N. Waller as our President and Chief Executive Officer.  Mr. Waller joined Christopher & Banks on December 14, 2011 as President for a one-year term.  Mr. Waller replaced Larry C. Barenbaum, our former Chief Executive Officer, who resigned all positions with the Company, including the position of Director, effective February 17, 2012. Mr. Waller brings extensive retail experience to Christopher & Banks, having served as Chief Executive Officer for Wilsons Leather and The Wet Seal, Inc.  While his initial focus has been on product development, sourcing and merchandising, Mr. Waller also brings significant management and operational experience to our organization that we believe has and will assist us in revitalizing our business in our efforts to return to profitability.

We incurred a pre-tax severance charge of approximately $0.3 million in the first quarter of fiscal 2012 in connection with Mr. Barenbaum’s resignation.  At the same time, we also announced that our Board of Directors had formed a committee to commence a search for a permanent Chief Executive Officer.

On April 17, 2012, we announced that Peter Michielutti would be joining the Company as Senior Vice President, Chief Financial Officer effective April 23, 2012.  Mr. Michielutti brings more than 20 years of financial leadership experience to Christopher & Banks.  Most recently he served as Senior Vice President and Chief Financial Officer at CSM Corporation, a commercial real estate company. He also has an extensive retail background, having held the chief financial officer position at Whitehall Jewelers, Wilsons Leather and Fingerhut, in addition to serving as a retail consultant at Prentice Capital.  Mr. Michielutti replaced Michael Lyftogt, who returned to his prior position with the Company as Chief Accounting Officer.

Effective May 3, 2012, we announced that David A. Levin, William F. Sharpe, III and Patricia A. Stensrud had been elected to its Board of Directors.  The election of these three individuals increased the number of Board members to ten, all of whom are independent directors.

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

Effective June 28, 2012, the Company’s Board of Directors decreased from ten independent members to eight independent members as James J. Fuld, Jr. and Martin L. Bassett did not stand for re-election to the Company’s Board of Directors at the Company’s Annual Meeting of Stockholders.

On July 5, 2012, we adopted a stockholder rights plan (the “Rights Plan”).  The Rights Plan is embodied in the Rights Agreement dated as of July 5, 2012 (the “Rights Agreement”), between the Company and Wells Fargo Bank, National Association (the “Rights Agent”).  In conjunction with the adoption of the Rights Plan, on July 5, 2012, the Board of Directors of the Company also authorized the issuance, and declared a dividend, of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock, par value $0.01 per share (the “Common Shares”), outstanding at the close of business on July 16, 2012.  Please see Note 9 — Stockholders’ Equity and Stock-Based Compensation —in Part 1, Item 1, of this Report on Form 10-Q for more information regarding the Rights Plan.

On July 12, 2012, we announced that we entered into a new $50 million revolving credit facility with Wells Fargo Bank expiring in July 2017.  The New Credit Facility, which replaced our prior facility with Wells Fargo, is described in more detail in Note 8 - Credit Facility - in Part 1, Item 1, of this Report on Form 10-Q and in the Liquidity section found later in this MD&A.

Fiscal 2012 Outlook

Our results of operations for the quarter ended July 28, 2012 reflect some early benefits of our new strategic initiatives, including sequentially improved same store sales and margin improvement over the first quarter of fiscal 2012.  While we anticipate the current heavily promotional environment to continue throughout the second half of fiscal 2012, we expect to experience positive same store sales in the third and fourth quarters of this fiscal year. Merchandise margins are anticipated to exceed prior year levels in the second half of fiscal 2012.

As a result of store closings and rent restructurings, we expect approximately 200 to 300 basis points of positive leverage of occupancy expense for the 12 months ending February 2, 2013 when compared to the 12 months ended January 28, 2012.  We expect selling, general and administrative expenses to be in the range of $35 million to $36 million in the third quarter, which includes 13 weeks, and between $36 million and $37 million in the fourth quarter of fiscal 2012, which includes 14 weeks. Approximately $1.9 million of expense is associated with the 14th week in the fourth quarter.  We expect marketing expenditures for the second half of fiscal 2012 to be greater than in the first half of the year, but less than in the comparable period last year.  We will continue to focus on driving customer traffic through direct mail and e-mail campaigns and in-store promotional signage.

We expect to control inventories in the second half of fiscal 2012, while we will ensure levels are sufficient to support continued increases in same store sales.  We plan to conserve cash by minimizing capital expenditures associated with a limited number of store openings.  Depreciation and amortization is expected to be roughly $18 million and capital expenditures are planned at approximately $6 million for the full fiscal year.

Based on our current plans for fiscal 2012, we believe cash flows from operating activities and working capital will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year.  We do not anticipate the need to utilize our New Credit Facility for any liquidity needs in the second half of fiscal 2012, other than to maintain and open letters of credit.  Our operating plan for the last six months of fiscal 2012 contemplates positive same store sales and improvements in merchandise margins when compared to the comparable prior-year period.  The plan is dependent on our ability consistently to deliver merchandise that is appealing to our customers at a profitable price and effectively to manage our costs in order to satisfy our working capital and other operating cash requirements.  The ability to achieve our operating plan is based on a number of assumptions which involve significant judgments and estimates of future performance.  If our net sales, gross margins and operating results fall short of our expectations, we may be required to access some, if not all, of our New Credit Facility and potentially require other sources of financing to fund our operations.

We will continue to monitor our performance and liquidity and, if we believe it is appropriate or necessary to borrow under the New Credit Facility or obtain additional liquidity, we would first consider taking further steps intended to improve our financial position, such as modifying our operating plan, seeking to reduce costs further, decreasing our cash spend and/or capital expenditures, as well as evaluating alternatives and opportunities to obtain additional sources of liquidity through the debt or equity markets.  It is possible these actions may not be sufficient or available or, if available, available on terms acceptable to us.

Strategic Initiatives

Merchandising

In the third quarter of the transition period, we reestablished the position of Divisional General Merchandise Manager in our merchandise area.  We added two Divisional General Merchandise Managers, one for the Christopher & Banks division and one for the C.J. Banks division.  One of the Divisional General Merchandise Managers was promoted internally, while the other was a new hire.  Both individuals bring strong retail experience and merchandising disciplines to our merchant team.

Our merchant team is currently focused on delivering increased net sales and improved gross profit through executing our strategic initiatives described below.  Although these initiatives began in the third and fourth quarters of our transition period, only a minimal amount of our product assortment was impacted in the first quarter of fiscal 2012.  In May, we were able to impact the styling and balance of only a small amount of our assortment.  By July, our new merchant team was able to impact the pricing, number of unique styles offered, order quantities and promotional strategy on approximately half of our merchandise offerings.  Going forward, we expect substantially all of our new merchandise assortments to reflect the following initiatives described below:

-Provide a balanced merchandise assortment

In the third and fourth quarters of the transition period, and the first quarter of fiscal 2012, the majority of our merchandise assortments consisted of styles that were too updated, priced too high and lacking in key product categories.  We provided our customer with too many upscale choices at full-retail prices our customers were unwilling to pay.  As a result, we had significant increase in markdown levels required to compel our customers to purchase our merchandise and allow us to clear-through slow-selling styles.

Our merchants were able to begin impacting a portion of our summer fiscal 2012 product deliveries. This included editing the number of styles offered, reducing retail ticket prices to levels more in-line with our traditional offerings and provide styles that better align with our customers’ fashion taste.  Going forward, our merchants are focusing on building assortments with fewer styles that are more balanced by increasing the amount of ‘good’ and ‘better’ product offerings and decreasing the number of ‘best’ styles.  This involves increasing the penetration of core product in our deliveries, including basic knit layering pieces and classic bottoms, increasing the representation of mid-priced ‘better’ selections, such as printed tees and novelty jackets and sweaters, while reducing the number of higher priced ‘best’ styles.  Our goal is to reduce the overall number of unique styles we carry, which will allow us to present a more focused and compelling product assortment with fewer, more relevant selections.  We expect these efforts will be fully reflected in our September in-store product offerings, with approximately 25% fewer unique styles contained in our fall 2012 merchandise assortment than compared to the same period last year.

-Reduction and simplification of price points

We increased our retail ticket prices in the transition period and our customers did not respond positively.  The price increases resulted from elevated commodities costs and providing more intricately constructed styles.  Our customers were highly resistant to the increased price points.  As we move forward, our goal is to mitigate markdown levels by offering more attractive opening price points and simplifying the number of price points offered to our customers.

The change in our approach to pricing is intended to support our ‘good, better, best’ product initiative.  As we increase the penetration of core product offerings in our assortments, we expect to be able to drive sales volume by offering more styles at attractive opening price points that we believe our customers will accept without steep discounting or mark-downs.  In addition, we are reducing the number of price points across all categories to simplify the shopping experience.

Last, we are committed to offering our customers value.  All styles, including those falling into our ‘better’ and ‘best’ classifications, will be priced at levels that are intended to be more attractive to our customers.  We expect retail ticket prices for our fall 2012 product deliveries to be approximately 20% lower than in the comparable period last year.  We believe that this will result in improved net sales, reduced markdowns and increased gross profit.

-Improve inventory flow, speed to market and reduce lead times

Historically, we have developed and delivered a full, unique merchandise assortment to our stores on a monthly basis.  In order to simplify and accelerate our product development process, we will reduce the number of major product deliveries by half, to six times annually, beginning in September 2012.  These deliveries will reflect increased depth with a greater number of units of key styles.  In order to maintain product freshness, we intend to supplement the major deliveries with smaller deliveries of select new colors and styles to all stores on an ongoing basis.  We also intend to incorporate more robust product testing efforts into our development process.  At the same time, we continue to work with current and new suppliers to identify opportunities to shorten product lead times, increase efficiencies in merchandise flow and enhance our ability to react more quickly to current selling trends in-season.

-Implement a more targeted promotional cadence and markdown strategy

We are analyzing our promotional cadence and adjusting our markdown strategy in an effort to minimize and reverse the significant merchandise margin erosion we experienced in the transition period and the first quarter of fiscal 2012.  While we anticipate that, in order to be competitive, we will need to continue to be promotional in fiscal 2012, we are testing and implementing more targeted, unique promotions in an effort to improve merchandise margins and lessen our reliance on storewide promotional events.  In addition, we have adopted a more focused and timely approach to our markdown process that quickly addresses underperforming styles on a unique basis in an effort to utilize our markdowns as efficiently as possible.  We are also placing a greater emphasis on liquidating merchandise in-store and utilizing our Outlet stores as a liquidation channel for older product deliveries rather than selling these goods to a jobber.

Restructuring/Store Closing Initiative

In the third quarter of the transition period, we announced that, following an in-depth analysis of our store portfolio, the Board approved a plan to close approximately 100 stores, most of which were underperforming.  Ultimately, 103 stores were identified for closure.  This group of stores generated approximately $35 million of net sales and store-level operating losses of approximately $11 million, which included approximately $7 million of non-cash impairment charges, on a trailing 12-month basis through January 28, 2012.  As of July 28, 2012, all 103 of the stores identified in the restructuring initiative had been closed, with two closing in the second quarter of fiscal 2012.

We recorded total restructuring and asset impairment charges of approximately $21.2 million in the second half of the transition period, primarily consisting of $11.4 million of non-cash asset impairment charges, $8.2 million of net expense related to lease termination liabilities partially offset by the reduction of deferred obligations related to closed stores and approximately $1.5 million of severance and miscellaneous other store closing costs.  The lease termination liabilities consisted primarily of the costs of future contractual obligations related to closed store locations.  Discounted liabilities for future lease costs and management’s estimated fair value of assumed subleases of closed locations were recorded when the stores were closed and these amounts have been subject to adjustments as liabilities are settled. In addition, we have also been negotiating with landlords to mitigate the amount of lease termination liabilities.  As a result, actual settlements have varied substantially from recorded obligations.

In the first quarter of fiscal 2012, we recognized a net benefit of approximately $0.8 million related to restructuring and impairment costs.  We recorded a credit of approximately $1.4 million related to 18 stores where the amounts recorded for net lease termination liabilities exceeded the actual settlements negotiated with landlords.  We recorded approximately $0.5 million of additional lease termination liabilities related to three stores closed in the first quarter of fiscal 2012.  In addition, we recognized approximately $0.1 million of non-cash asset impairment charges related to five stores we plan to continue to operate.

In the second quarter of fiscal 2012, we recognized a net benefit of approximately $4.7 million related to restructuring and impairment costs.  We recorded a non-cash benefit of approximately $4.9 million related to 35 stores where the amounts recorded for net lease termination liabilities exceeded the actual settlements negotiated with landlords.  The total non-cash benefit recognized in the twenty-six weeks ended July 28, 2012 related to restructuring totaled approximately $6.3 million.  We recorded a nominal amount of additional lease termination liabilities related to stores closed in the second quarter of fiscal 2012.  In addition, we recognized approximately $0.2 million of professional services in the second quarter related to the restructuring initiative. The following table details restructuring activity for the first half of fiscal 2012 and the transition period.

		Lease
	Severance	Termination	Asset
	Accrual	Obligations	Impairment	Other	Total
Balance, February 26, 2011	$—	$—	$—	$—	$—

Asset impairment charge	—	—	11,445	—	11,445
Restructuring charge	1,168	8,225	—	345	9,738
Total charges	1,168	8,225	11,445	345	21,183

Non-cash charges	—	—	(11,445)	(106)	(11,551)
Deferred lease obligations on closed stores	—	3,587	—	—	3,587
Cash payments	(310)	—	—	(239)	(549)

Balance, January 28, 2012	858	11,812	—	—	12,670

Asset impairment charge	—	—	139	—	139
Non-cash adjustments	—	(6,289)	—	—	(6,289)
Restructuring charge	—	314	—	342	656
Total charges (credits)	—	(5,975)	139	342	(5,494)

Non-cash charges	—	—	(139)	—	(139)
Deferred lease obligations on closed stores	—	213	—	—	213
Cash payments	(858)	(5,548)	—	(342)	(6,748)

Balance, July 28, 2012	$—	$502	$—	$—	$502

Real Estate

In addition to the store closing/restructuring initiative, we have reevaluated our overall real estate strategy, including continuing to identify and close underperforming locations and to reduce the number of new store openings.  We began fiscal 2012 with 402 Christopher & Banks stores, 199 C.J. Banks stores, 62 dual stores and 23 outlet stores.  During the first half of fiscal 2012, we opened five dual stores and two outlet stores.  All of the dual store openings represented combinations or repositioning of previously existing Christopher & Banks and C.J. Banks store locations in mature markets.  We opened the two outlet locations in markets where we deemed it was strategically important to maintain an outlet store location.  We are not planning additional new store openings in fiscal 2012, with the exception of a few strategic combinations of previously existing locations in mature markets.

In addition to the 13 stores closed as part of our restructuring initiative in the first half of fiscal 2012, we closed 42 other stores in the first twenty-six weeks of the fiscal year.  Currently, we are planning to close 28 additional stores in the second half of fiscal 2012.  Approximately 50% of our leases expire or come up for renewal within the next three fiscal years, which we believe will offer us significant flexibility to restructure occupancy expense further and, if necessary, close additional underperforming stores.

Customer/In-store Experience

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

In July, we initiated a 28-store pilot program to test various strategies, including a key item table program, adding more updated fixtures, adjusting inventory and staffing levels and starting a new employee incentive program to improve service and drive conversion.  These stores experienced greater increases in same store sales and higher levels of conversion than the stores in the balance of the chain.  We will continue to adjust inventory and staffing levels in these stores in order to define more closely the proper balance necessary to drive productivity.  We intend to roll out various successful strategies from this test to more stores in the chain in the second half of fiscal 2012.

Marketing

In fiscal 2012, we plan to spend approximately 1.2% of our net sales on marketing-related expenditures, down from approximately 1.7% of sales in the transition period.  In fiscal 2012, our marketing efforts will continue to be focused on strengthening communications with our customers through e-mail and direct mail.  We plan to execute approximately 10 direct mail campaigns this fiscal year.  We continue to utilize a customer relationship management system to track customer transactions and analyze strategic decisions for our e-mail and direct mail initiatives.

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

Private label credit card program

During the first quarter of fiscal 2012, we launched a private label credit card program with a sponsoring bank which provides for the issuance of credit cards bearing the Christopher & Banks and C.J. Banks brands.  The sponsoring bank manages and extends credit to our customers and is the sole owner of the accounts receivable generated under the program.  As part of the program, we received a signing bonus of $0.5 million from the sponsoring bank and also earn revenue based on card usage by our customers.  We are pleased with our customers’ acceptance of the program and by July 2012 we exceeded our original goal for approved credit-card applications for all of fiscal 2012.  The program has been a successful tool to re-engage customers who had not shopped with us over the past 12 months.  In addition, through the second fiscal quarter the average transaction size on our private label credit card is approximately 58% higher than our average store transaction.

e-Commerce

Over the past few years, we have experienced continued growth in our e-commerce sales.  We are focused on continuing to grow this business channel in fiscal 2012.  We continue to offer extended women’s sizes and petites, plus dresses and outerwear in this channel.

Key Performance Indicators

We evaluate the following items, which are considered key performance indicators, in assessing our performance:

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

We consider same-store sales to be an important indicator of our performance.  Same-store sales results are important in achieving leveraging of costs, including store payroll, store occupancy, depreciation and other general and administrative expenses.  Year-over-year increases in same-store sales contribute to greater leveraging of costs, while declining same-store sales contribute to deleveraging of costs.  Same-store sales results also have a direct impact on our total net sales, cash, cash equivalents, investments and working capital.

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

Operating income

We view operating income as a key indicator of our success.  The key drivers of operating income are same-store sales, merchandise, buying and occupancy costs and our ability to control our other operating costs.

Store productivity

Store productivity measures, including sales per square foot, average unit retail selling price, average number of transactions per store, number of units per transaction, average retail dollars per transaction, customer traffic and conversion rates are evaluated by us in assessing the operational performance of individual stores.

Inventory turnover

We evaluate inventory turnover as a measure of how productively inventory is bought and sold.  Inventory turnover is important as it can signal slow-moving inventory, which can be critical in determining the need to take markdowns on merchandise.

Cash flow and liquidity

We evaluate cash flow from operations, investing activities and financing activities in determining the sufficiency of our cash position.  Cash flow from operations has historically been sufficient to provide for our uses of cash.  We expect to operate our business and execute our strategic initiatives principally with funds generated from operations and, if necessary, from our New Credit Facility, subject to compliance with the financial covenant.

Based on our current plans for fiscal 2012, we believe cash flows from operating activities and working capital will be sufficient to meet our operating and capital expenditures requirements for the remainder of the fiscal year.  We do not anticipate the need to utilize our New Credit Facility for any liquidity needs in the second half of fiscal 2012, other than to maintain and open letters of credit.  Our operating plan for the last six months of fiscal 2012 contemplates positive same store sales and improvements in merchandise margins when compared to the comparable prior-year period.  The plan is dependent on our ability consistently to deliver merchandise that is appealing to our customers at a profitable price and to manage our costs effectively in order to satisfy our working capital and other operating cash requirements.  The ability to achieve our operating plan is based on a number of assumptions which involve significant judgment and estimates of future performance.  If our net sales, gross margins and operating results fall short of our expectations, we may be required to access some, if not all, of our New Credit Facility and potentially require other sources of financing to fund our operations.

We will continue to monitor our performance and liquidity and, if we believe it is appropriate or necessary to borrow under the New Credit Facility or obtain additional liquidity, we would first consider taking further steps intended to improve our financial position, such as modifying our operating plan, seeking to reduce costs further, decreasing our cash spend and/or capital expenditures, as well as evaluating alternatives and opportunities to obtain additional sources of liquidity through the debt or equity markets.  It is possible these actions may not be sufficient or available or, if available, available on terms acceptable to us.

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in Note 1 of the notes to consolidated financial statements contained within our Transition Report on Form 10-K for the eleven-month transition period ended January 28, 2012.  There have been no material changes in our critical accounting policies or estimates in the twenty-six weeks ended July 28, 2012.  Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Results of Operations

The following table sets forth condensed consolidated income statement data expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 28,	August 27,	July 28,	August 27,
	2012	2011	2012	2011
Net sales	100.0	100.0	100.0	100.0
Merchandise, buying and occupancy costs	72.3	71.1	74.5	67.8
Selling, general and administrative expenses	29.6	35.9	31.2	31.8
Depreciation and amortization	4.7	6.5	5.0	5.4
Restructuring and impairment	(4.5)	—	(2.8)	—

Operating loss	(2.1)	(13.5)	(7.9)	(5.0)
Other income	0.1	0.1	0.1	0.1
Income tax provision	0.1	0.1	0.1	0.1

Net loss	(2.1)	(13.5)	(7.9)	(5.0)

Thirteen weeks Ended July 28, 2012 Compared to Thirteen weeks Ended August 27, 2011

The results below are for the thirteen-week period ended July 28, 2012, compared to the thirteen-week period ended August 27, 2011, as a result of our fiscal year-end change.

Net Sales. Net sales for the thirteen weeks ended July 28, 2012 were $103.4 million, an increase of approximately $7.2 million, or 7.5%, from $96.2 million for the thirteen weeks ended August 27, 2011.  The increase in sales resulted from a 5.5% increase in same store sales combined with an increase in e-commerce revenues.

Same store sales increased 5.5% in the second quarter of fiscal 2012 as increased customer traffic and relatively flat levels of conversion resulted in an approximate 14% increase in the average number of transactions generated per store.  In addition, our average dollar sale decreased by approximately 8% in the second quarter, mainly driven by a decline in our average unit retail selling price.

We operated 649 stores at July 28, 2012, compared to 770 stores as of August 27, 2011.  Approximately 15% fewer stores were operated during the second quarter of fiscal 2012, compared to the second quarter of the transition period.  Despite operating fewer stores in the second quarter of fiscal 2012, compared to the second quarter of the transition period, we generated $7.2 million more in net sales.  This increase is partially due to the increase in same store sales.  Additionally, the stores we closed as a result of our store restructuring initiative generated approximately half of the sales volume on a per-store basis when compared to the stores we continue to operate.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $74.8 million, or 72.3% of net sales, during the second quarter of fiscal 2012, compared to $68.4 million, or 71.1% of net sales, during the second quarter of the transition period.  This resulted in an approximate 120 basis point decrease in our gross profit margin during the quarter compared to the second quarter of the transition period.  This decrease was driven primarily by declines in our merchandise margins, partially offset by positive leverage of buying and occupancy costs.

Our merchandise margins decreased by approximately 670 basis points for the thirteen weeks ended July 28, 2012 compared to the thirteen weeks ended August 27, 2011.  High levels of promotional activity pressured margins, as we took deeper markdowns on older product deliveries to drive sales and clear-through slower-selling product.  In addition, the shift in fiscal year-end also impacted our merchandise margins as the second quarter of fiscal 2012 includes May, which has historically had lower merchandise margins than the month of August, which was included in the second quarter of the transition period.  Our merchandise margins in the second quarter were also impacted by an approximate $0.9 million reduction in our allowance for markdowns which resulted from increased sell-through of product in-store, combined with liquidating more product through our outlet stores.

The decrease in merchandise margins was offset by approximately 550 basis points of positive leverage of buying and occupancy costs in the second quarter of fiscal 2012, compared to the second quarter of the transition period.  The positive leverage was driven by the 5.5% increase in same store sales, combined with lower occupancy costs as we generated higher sales in the second quarter of fiscal 2012, compared to the second quarter of the transition period, while operating an average of 113, or 15%, fewer stores.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, exclusive of depreciation and amortization, for the thirteen weeks ended July 28, 2012 were $30.6 million, or 29.6% of net sales, compared to $34.5 million, or 35.9% of net sales, for the thirteen weeks ended August 27, 2011, resulting in approximately 630 basis points of positive leverage.  The $3.9 million decrease in selling, general and administrative expenses was driven mainly by a $2.2 million decrease in store selling salaries and other store operating expenses, as we operated an average of 15% fewer stores in the second quarter of fiscal 2012 compared to the second quarter of the transition period.  In addition, we experienced decreases in corporate administrative salaries as a result of cost cutting measures implemented beginning in October of the transition period, along with decreases in medical claims, professional services and travel expense.

Depreciation and Amortization.  Depreciation and amortization was $4.9 million, or 4.7% of net sales, in the second quarter of fiscal 2012, compared to $6.3 million, or 6.5% of net sales, in the second quarter of the transition period.  The decrease in depreciation and amortization is primarily the result of operating fewer stores in the second quarter of fiscal 2012, compared to the second quarter of the transition period, combined with a reduction in our depreciable asset base related to the impairment of store assets recorded in the third quarter of the transition period.

Restructuring and Impairment.  A net benefit of $4.7 million was recognized during the thirteen-week period ended July 28, 2012 related to restructuring charges.  We recorded a non-cash benefit of approximately $4.9 million related to 35 stores where the amounts recorded for net lease termination liabilities exceeded the actual settlements negotiated with landlords.  We also recorded a nominal amount of additional lease termination liabilities related to stores closed in the second quarter of fiscal 2012.  In addition, we recognized approximately $0.2 million of professional services in the second quarter related to the restructuring initiative.  There were no impairment or restructuring charges recorded during the thirteen weeks ended August 27, 2011.

Operating Loss.  As a result of the foregoing factors, we recorded an operating loss of $2.2 million, or 2.1% of net sales, for the quarter ended July 28, 2012, compared to operating loss of $12.9 million, or 13.5% of net sales, for the quarter ended August 27, 2011.

Income Taxes.  Income tax expense in the second quarter of fiscal 2012 was $0.1 million, with an effective tax rate of (3.5%), compared to income tax expense of $0.1 million, with an effective tax rate of (0.9%) in the second quarter of the transition period.  Our effective tax rate reflects minimum fees and taxes paid in certain jurisdictions combined with the ongoing impact of the full valuation allowance on our net deferred tax assets.

Net Loss.  As a result of the foregoing factors, we recorded a net loss of $2.2 million, or 2.1% of net sales and $0.06 per diluted share, for the thirteen weeks ended July 28, 2012, compared to a net loss of $13.0 million, or 13.5% of net sales and $0.37 per diluted share, for the thirteen weeks ended August 27, 2011.

Twenty-six weeks Ended July 28, 2012 Compared to Twenty-six weeks Ended August 27, 2011

The results below are for the twenty-six-week period ended July 28, 2012, compared to the twenty-six-week period ended August 27, 2011, as a result of our fiscal year-end change.

Net Sales. Net sales for the twenty-six weeks ended July 28, 2012 were $197.1 million, a decrease of approximately $23.0 million, or 10.4%, from $220.1 million for the twenty six weeks ended August 27, 2011.  The decrease in sales primarily resulted from a 4.9% decrease in same store sales, combined with operating fewer stores during the period.

Same store sales declined 14.9% in the first quarter, as increased customer traffic levels were more than offset by a decrease in customer conversion.  This resulted in a 2% decrease in the average number of transactions generated per store.  In addition, our average dollar sale decreased by approximately 13% in the first quarter, driven by declines in both units per transaction and in our average unit retail selling price.

In the second quarter, same store sales increased 5.5%, as increased customer traffic and relatively flat levels of conversion resulted in an approximate 14% increase in the average number of transactions generated per store.  In addition, our average dollar sale decreased by approximately 8% in the second quarter, mainly driven by a decline in our average unit retail selling price.  Units per transaction increased approximately 7% for the quarter.

We operated 649 stores at July 28, 2012, compared to 770 stores as of August 27, 2011.  Approximately 13% fewer stores were operated during the first half of fiscal 2012, compared to the first half of the transition period.  These stores were closed as a result of our store restructuring initiative and generated approximately half of the sales volume on a per-store basis than the stores we continue to operate.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $146.7 million, or 74.5% of net sales, during the first half of fiscal 2012, compared to $149.2 million, or 67.8% of net sales, during the first half of the transition period.  This resulted in an approximate 670 basis point decrease in our gross profit margin during the first twenty-six weeks of fiscal 2012 compared to the first twenty-six weeks of the transition period, driven primarily by declines in our merchandise margins.

Our merchandise margins decreased by approximately 790 basis points for the twenty-six weeks ended July 28, 2012 compared to the twenty-six weeks ended August 27, 2011.  Continued high levels of promotional activity pressured margins, as we took deeper markdowns on older product deliveries to drive sales and clear-through slower-selling product.  In addition, the shift in our fiscal year-end also impacted our merchandise margins, as the first half of fiscal 2012 included February, which has historically had lower merchandise margins than the month of August, which was included in the first half of the transition period.  Our merchandise margins in the second half of fiscal 2012 were also impacted by an approximate $0.9 million reduction in our allowance for markdowns in the second quarter which resulted from increased sell-through of product in-store, combined with liquidating more product through our Outlet stores.

The decrease in merchandise margins was partially offset by approximately 120 basis points of positive leverage of buying and occupancy expenses during the first half of the fiscal year.  We experienced roughly 90 basis points of positive leverage of occupancy costs in first half of fiscal 2012, compared to the first half of the transition period.  Our occupancy costs decreased by 14.8% in the first half of fiscal 2012 compared to the first half of the transition period, allowing us to achieve positive leverage with a 4.9% decline in same store sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, exclusive of depreciation and amortization, for the twenty-six weeks ended July 28, 2012 were $61.5 million, or 31.2% of net sales, compared to $69.9 million, or 31.8% of net sales, for the twenty-six weeks ended August 27, 2011, resulting in approximately 60 basis points of positive leverage.  The $8.4 million decrease in selling, general and administrative expenses was driven mainly by a $4.8 million decrease in store selling salaries and other store operating expenses, as we operated an average of 15% fewer stores in the first half of fiscal 2012 compared to the first half of the transition period.  In addition, we experienced decreases in corporate administrative salaries as a result of cost-cutting measures implemented beginning in October of the transition period, along with decreases in medical claims, professional services and travel expenses.

Depreciation and Amortization.  Depreciation and amortization was $9.9 million, or 5.0% of net sales, in the first half of fiscal 2012, compared to $11.9 million, or 5.4% of net sales, in the first half of the transition period.  The decrease in depreciation and amortization is primarily the result of operating fewer stores in the twenty-six weeks ended July 28, 2012, compared to the twenty-six weeks ended August 27, 2011, combined with a reduction in our depreciable asset base related to the impairment of store assets recorded in the third quarter of the transition period.

Restructuring and Impairment.  A net benefit of $5.5 million was recognized during the twenty-six-week period ended July 28, 2012 related to restructuring and impairment charges.  In the first quarter of fiscal 2012, we recognized a net benefit of approximately $0.8 million related to restructuring and impairment costs.  We recorded a non-cash benefit of approximately $1.4 million related to 18 stores where the amounts recorded for net lease termination liabilities exceeded the actual settlements negotiated with landlords.  We also recorded approximately $0.5 million of additional lease termination liabilities related to three stores closed in the first quarter of fiscal 2012.  In addition, we recognized approximately $0.1 million of non-cash asset impairment charges related to five stores we plan to continue to operate.

In the second quarter of fiscal 2012, we recognized a net benefit of approximately $4.7 million related to restructuring and impairment costs.  We recorded a non-cash benefit of approximately $4.9 million related to 35 stores where the amounts recorded for net lease termination liabilities exceeded the actual settlements negotiated with landlords for a total non-cash benefit of $6.3 million for the twenty-six-week period ended July 28, 2012.  We also recorded a nominal amount of additional lease termination liabilities related to stores closed in the second quarter of fiscal 2012.  In addition, we recognized approximately $0.2 million of professional services in the second quarter related to the restructuring initiative.  We recorded $0.1 million of impairment charges during the first quarter of fiscal 2012 and no impairment charges were recorded in the second quarter of fiscal 2012.

Operating Loss.  As a result of the foregoing factors, we recorded an operating loss of $15.6 million, or 7.9% of net sales, for the twenty-six weeks ended July 28, 2012, compared to an operating loss of $11.0 million, or 5.0% of net sales, for the twenty-six weeks ended August 27, 2011.

Income Taxes.  Income tax expense in the first half of fiscal 2012 was $0.1 million, with an effective tax rate of (0.9%), compared to income tax expense of $0.3 million, with an effective tax rate of (2.7%) in the first half of the transition period.  Our effective tax rate reflects minimum fees and taxes paid in certain jurisdictions combined with the ongoing impact of the full valuation allowance on our net deferred tax assets.

Net Loss.  As a result of the foregoing factors, we recorded a net loss of $15.6 million, or 7.9% of net sales and $0.44 per diluted share, for the twenty-six weeks ended July 28, 2012, compared to a net loss of $11.1 million, or 5.0% of net sales and $0.31 per diluted share, for the twenty-six weeks ended August 27, 2011.

Liquidity and Capital Resources

Cash flow and liquidity

We evaluate cash flow from operations, investing activities and financing activities in determining the sufficiency of our cash position.  Cash flow from operations has historically been sufficient to provide for our uses of cash.  We expect to operate our business and execute our strategic initiatives principally with funds generated from operations and, if necessary, from our New Credit Facility, subject to compliance with the financial covenant.

Based on our current plans for fiscal 2012, we believe cash flows from operating activities and working capital to be sufficient to meet our operating and capital expenditures requirements for the remainder of the fiscal year.  We do not anticipate the need to utilize our New Credit Facility for any liquidity needs in the second half of fiscal 2012, other than to maintain and open letters of credit.  Our operating plan for the last six months of fiscal 2012 contemplates positive same store sales and improvements in merchandise margins when compared to the comparable prior-year period.  The plan is dependent on our ability consistently to deliver merchandise that is appealing to our customers at a profitable price and to manage our costs effectively in order to satisfy our working capital and other operating cash requirements.  The ability to achieve our operating plan is based on a number of assumptions which involve significant judgment and estimates of future performance.  If our net sales, gross margins and operating results fall short of our expectations, we may be required to access some, if not all, of our New Credit Facility and potentially require other sources of financing to fund our operations.

We will continue to monitor our performance and liquidity and, if we believe it is appropriate or necessary to borrow under the New Credit Facility or obtain additional liquidity, we would first consider taking further steps intended to improve our financial position, such as modifying our operating plan, seeking to reduce costs further, decreasing our cash spend and/or capital expenditures, as well as evaluating alternatives and opportunities to obtain additional sources of liquidity through the debt or equity markets.  It is possible these actions may not be sufficient or available or, if available, available on terms acceptable to us.

Net cash provided by (used in) operating activities

Net cash used in operating activities totaled $18.7 million in the first twenty-six weeks of fiscal 2012, a decrease of approximately $21.4 million from net cash provided by operating activities of $2.7 million in the first twenty-six weeks of the transition period.  The decrease was the result of an increase in net loss in the first half of fiscal 2012, compared to the first half of the transition period, combined with changes in our working capital accounts.  We reported a net loss of $15.6 million for the twenty-six weeks ended July 28, 2012, compared to a net loss of $11.1 million for the twenty-six weeks ended August 27, 2011.

Significant fluctuations in our working capital accounts in the first twenty-six weeks of fiscal 2012 included a $9.1 million decrease in accrued liabilities, a $7.8 million decrease in lease termination liabilities and a $4.7 million increase in accounts payable.  The decrease in accrued liabilities resulted from a reduction in our accrued gift card liability as more gift cards were redeemed than issued in the first half of fiscal 2012.  In addition, accrued liabilities declined due to a reduction in the current portion of lease termination liabilities, as we reached settlements on virtually all but two of the stores closed as part of our restructuring initiative by the end of the second quarter of fiscal 2012. The non-current portion of the lease termination liability also declined as we reached termination settlements on virtually all of the stores closed as part of our restructuring initiative by the end of the second quarter of fiscal 2012.  The increase in accounts payable primarily resulted from an increase in the amount of imported merchandise inventory in-transit as of July 28, 2012, compared to January 28, 2011, as we received goods for our fall merchandise assortment at the end of the second quarter.

The remainder of the change in cash used in operating activities was substantially the result of the net loss realized during the first twenty-six weeks of fiscal 2012, after adjusting for non-cash charges, including depreciation and amortization, deferred lease related liabilities and stock-based compensation expense, combined with various other changes in our other operating assets and liabilities.

Net cash provided by (used in) investing activities

Net cash provided by investing activities totaled $18.8 million for the first twenty-six weeks of fiscal 2012, an increase of $24.0 million from net cash used in investing activities of $5.2 million during the twenty-six weeks ended August 27, 2011.  Net cash provided by investing activities in the first half of fiscal 2012 consisted of $21.4 million of sales of investments, partially offset by $2.6 million of capital expenditures.  We opened seven new stores in the first half of fiscal 2012.  We expect to fund approximately $3.4 million of additional capital expenditures during the remainder of fiscal 2012 related to investments in our information technology infrastructure, visual product displays and fixtures to enhance the visual presentation of our merchandise, and to make other investments in our stores, corporate office and distribution center facility.

Net cash used in financing activities

Net cash used in financing activities in the first twenty-six weeks of fiscal 2012 was approximately $0.4 million, a decrease of $4.0 million from $4.4 million of net cash used in financing activities for the twenty-six weeks ended August 27, 2011.  In the first half of the transition period, approximately $4.3 million was used to fund the payment of two quarterly cash dividends.  In December 2011, we announced that the Board suspended the payment of a quarterly dividend.

Credit facility

On July 12, 2012, Christopher & Banks Corporation and its two subsidiaries, Christopher & Banks, Inc. and Christopher & Banks Company (collectively the “Borrowers”), entered into a Credit Agreement (the “New Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) as Lender.  The New Credit Facility replaced our prior credit facility with Wells Fargo.  The New Credit Facility provides us with revolving credit loans and of up to $50.0 million in the aggregate, subject to a borrowing base formula based primarily on eligible credit card receivables, inventory and real estate, as defined in the New Credit Facility, and up to $10.0 million of which may be drawn in the form of standby and documentary letters of credit. The New Credit Facility expires in July 2017.We recorded approximately $0.4 million of deferred financing costs in connection with the New Credit Facility.  The deferred financing costs have been recorded as an other asset on the consolidated balance sheet and will be amortized as interest expense over the related term of the New Credit Facility.

Borrowings under the New Credit Facility will generally accrue interest at a rate ranging from 2.0% to 2.5% over the London Interbank Offered Rate (“LIBOR”) or 1.0% to 1.5% over Wells Fargo’s prime rate, based on the amount of excess availability as such term is defined in the New Credit Facility.  Letters of credit fees range from 1.5% to 2.5%, depending upon excess availability.

The New Credit Facility contains certain affirmative and negative covenants.  The affirmative covenants include certain reporting requirements, maintenance of properties, payment of taxes and insurance, compliance with laws, environmental compliance and other provisions customary in such agreements.  Negative covenants limit or restrict, among other things, secured and unsecured indebtedness, fundamental changes in the business, investments, liens and encumbrances, transactions with affiliates and other matters customarily restricted in such agreements.  The sole financial covenant contained in the New Credit Facility requires us to maintain availability at least equal to the greater of (a) ten percent (10%) of the borrowing base or (b) $3.0 million.

The New Credit Facility contains events of default that include failure to pay principal or interest when due, failure to comply with the covenants set forth in the New Credit Facility, bankruptcy events, cross-defaults and the occurrence of a change of control, subject to the grace periods, qualifications and thresholds as specified in the New Credit Facility.  If an event of default under the New Credit Facility occurs and is continuing, the loan commitments may be terminated and the principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

Our obligations under the New Credit Facility are secured by the assets of the Company and its subsidiaries pursuant to a Security Agreement, dated July 12, 2012 (the “Security Agreement”).  Pursuant to the Security Agreement, we pledged substantially all of our assets as collateral security for the loans to be made pursuant to the New Credit Facility, including accounts owed to the us, bank accounts, inventory, other tangible and intangible personal property, intellectual property (including patents and trademarks), and stock or other evidences of ownership of 100% of all of the Company’s subsidiaries.

We had no revolving credit loan borrowings under our previous or New Credit Facility during the first half of fiscal 2012 or the entire transition period.  Historically, we have utilized the Credit Facility only to open letters of credit.  The total borrowing base at July 28, 2012 was $26.4 million.  As of July 28, 2012, we had open on-demand letters of credit of $3.7 million.  Accordingly, after reducing the borrowing base for the open letters of credit and the required minimum availability of $3.0 million or 10% of the borrowing base, the net availability of revolving credit loans under the New Credit Facility was $19.7 million at July 28, 2012.

Merchandise Sourcing

We directly imported approximately 10% and 14% of our total merchandise purchases during the twenty-six-week periods ended July 28, 2012 and August 27, 2011, respectively.  Substantially all of our remaining merchandise purchases were made from U.S.-based companies which import the goods from overseas.  This reliance on sourcing from foreign countries may cause us to be exposed to certain risks, as indicated below and as discussed in Part I, “Item 1A. Risk Factors” in our Transition Report on Form 10-K for the transition period ended January 28, 2012.

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

We do not have long-term purchase commitments or arrangements with any of our suppliers or agents.  During the quarter ended July 28, 2012, one of our vendors supplied approximately 21% of our merchandise purchases.  For the quarter ended August 27, 2011, this vendor supplied 19% of our merchandise purchases and another vendor supplied 17% of our merchandise purchases.  No other vendor supplied greater than 10% of our merchandise purchases for the quarter ended July 28, 2012.

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

The Company changed its payment terms from net 30 days to net 45 days from receipt of goods in its distribution center for vendors representing approximately 60% of its merchandise purchases beginning with its August merchandise assortment.

Quarterly Results and Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, timing of promotional events and new store openings, adverse weather conditions, shifts in the timing of certain holidays and customer response to our seasonal merchandise mix.

Inflation

We do not believe that inflation had a material effect on our results of operations for the first half of fiscal 2012.  Throughout the transition period, our merchandise costs were impacted by higher prices for cotton and synthetic fibers, along with increased production labor and transportation costs.  In addition, improvements in quality, construction, and fit also resulted in higher product costs.  Although we passed some of these price increases on to our customers during the transition period ended January 28, 2012, there was considerable resistance to higher prices.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates.  We are potentially exposed to market risk from changes in interest rates relating to our New Credit Facility with Wells Fargo Bank.  Borrowings under the New Credit Facility will generally accrue interest at a rate ranging from 2.0% to 2.5% over the London Interbank Offered Rate (“LIBOR”) or 1.0% to 1.5% over Wells Fargo’s prime rate, based on the amount of excess availability as such term is defined in the New Credit Facility.

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

(b)         Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended July 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
April 29, 2012-May 26, 2012	272	$1.90	—	—

May 27, 2012-June 30, 2012	128	$1.20	—	—

July 1, 2012- July 28, 2012	800	$2.10	—	—
Total	1,200	$1.96	—	—

(1)         The shares of common stock in this column represent shares that were surrendered to us by stock plan participants in order to satisfy minimum withholding tax obligations related to restricted stock awards.

ITEM 3.

DEFAULTS UPON

SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

3.1

Restated Certificate of Incorporation of Christopher & Banks Corporation (incorporated herein by reference to Exhibit 4.1 to Registration Statement on form S-8 (Registration No. 333-174509) filed May 26, 2011)

3.2

Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on July 6, 2012 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 6, 2012)

3.3	Sixth Amended and Restated By-Laws of Christopher & Banks Corporation, effective January 6, 2012 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 9, 2012)

4.1

Form of certificate for shares of common stock of Christopher & Banks Corporation (incorporated herein by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended August 28, 2010 filed October 7, 2010)

4.2

Rights Agreement, dated as of July 5, 2012, between Christopher & Banks Corporation and Wells Fargo Bank, National Association, as Rights Agent, including the form of Certificate of Designations of Series A Junior Participating Preferred Stock, the forms of Right Certificate, Assignment and Election to Purchase, and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 6, 2012)

10.1

Second Amended and Restated Credit Agreement, dated as of July 12, 2012, among Christopher & Banks Corporation, as the Lead Borrower For The Borrowers Named Herein, The Guarantors from time to time party hereto, and Wells Fargo Bank, National Association, as Lender (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 16, 2012)

10.2

Security Agreement by Christopher & Banks Corporation, as Lead Borrower, and The Other Borrowers and Guarantors Party Hereto From Time to Time, and Wells Fargo Bank, National Association, as Lender, dated as of July 12, 2012 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 16, 2012)

10.3	Christopher & Banks Corporation 2012 Management Retention Plan (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed July 16, 2012)

10.4	Christopher & Banks Corporation Form of Retention Agreement (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed July 16, 2012)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101^

Financial statements from the Quarterly Report on Form 10-Q of Christopher & Banks Corporation for the fiscal quarter ended July 28, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements

* Filed with this report.

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

CHRISTOPHER & BANKS CORPORATION

Dated:	September 6, 2012	By	/s/ Joel N. Waller

Joel N. Waller
Chief Executive Officer
(Principal Executive Officer)

Dated:	September 6, 2012	By	/s/ Peter G. Michielutti

Peter G. Michielutti
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

INDEX TO EXHIBITS

Exhibit No.	Description

3.1

Restated Certificate of Incorporation of Christopher & Banks Corporation (incorporated herein by reference to Exhibit 4.1 to Registration Statement on form S-8 (Registration No. 333-174509) filed May 26, 2011)

3.2

Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on July 6, 2012 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 6, 2012)

3.3	Sixth Amended and Restated By-Laws of Christopher & Banks Corporation, effective January 6, 2012 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 9, 2012)

4.1

Form of certificate for shares of common stock of Christopher & Banks Corporation (incorporated herein by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended August 28, 2010 filed October 7, 2010)

4.2

Rights Agreement, dated as of July 5, 2012, between Christopher & Banks Corporation and Wells Fargo Bank, National Association, as Rights Agent, including the form of Certificate of Designations of Series A Junior Participating Preferred Stock, the forms of Right Certificate, Assignment and Election to Purchase, and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 6, 2012)

10.1

Second Amended and Restated Credit Agreement, dated as of July 12, 2012, among Christopher & Banks Corporation, as the Lead Borrower For The Borrowers Named Herein, The Guarantors from time to time party hereto, and Wells Fargo Bank, National Association, as Lender (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 16, 2012)

10.2

Security Agreement by Christopher & Banks Corporation, as Lead Borrower, and The Other Borrowers and Guarantors Party Hereto From Time to Time, and Wells Fargo Bank, National Association, as Lender, dated as of July 12, 2012 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 16, 2012)

10.3	Christopher & Banks Corporation 2012 Management Retention Plan (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed July 16, 2012)

10.4	Christopher & Banks Corporation Form of Retention Agreement (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed July 16, 2012)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101^

Financial statements from the Quarterly Report on Form 10-Q of Christopher & Banks Corporation for the fiscal quarter ended July 28, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements

* Filed with this report.

^ Pursuant to rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.