Form 10-Q
period 2012-10-27
CHRISTOPHER & BANKS CORP
filed 2012-12-06
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012

or

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

As of November 16, 2012, 36,983,679 shares of the registrant’s common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION

 QUARTERLY REPORT ON FORM 10-Q

		Page

	PART I –
	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets (Unaudited) As of October 27, 2012 and January 28, 2012	3

	Condensed Consolidated Statements of Operations (Unaudited) For the Thirteen Weeks Ended October 27, 2012 and November 26, 2011	4

	Condensed Consolidated Statements of Operations (Unaudited) For the Thirty-nine Weeks Ended October 27, 2012 and November 26, 2011	5

	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) For the Thirteen and Thirty-nine Weeks Ended October 27, 2012 and November 26, 2011	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Thirty-nine Weeks Ended October 27, 2012 and November 26, 2011	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	39

	PART II –
	OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	40

Item 6.	Exhibits	40

	Signatures	42

	Index to Exhibits	43

PART I — FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	October 27,	January 28,
	2012	2012
ASSETS

Current assets:
Cash and cash equivalents	$33,209	$40,782
Short-term investments	—	7,660
Accounts receivable	4,627	3,649
Merchandise inventories	58,186	39,455
Prepaid expenses	2,693	3,289
Income taxes receivable	836	1,188
Other current assets	71	—

Total current assets	99,622	96,023

Property, equipment and improvements, net	44,964	56,443
Long-term investments	—	13,284
Other assets	414	266

Total assets	$145,000	$166,016

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$27,554	$19,466
Accrued salaries, wages and related expenses	3,823	5,831
Other accrued liabilities	23,520	25,566

Total current liabilities	54,897	50,863

Non-current liabilities:
Deferred lease incentives	6,240	10,546
Deferred rent obligations	3,148	5,294
Lease termination liabilities	—	8,032
Other non-current liabilities	1,929	1,919

Total non-current liabilities	11,317	25,791

Commitments	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 46,775 and 45,819 shares issued and 36,984 and 36,028 shares outstanding at October 27, 2012 and January 28, 2012, respectively	468	458
Additional paid-in capital	118,900	117,399
Retained earnings	72,129	84,154
Common stock held in treasury, 9,791 shares at cost at October 27, 2012 and January 28, 2012, respectively	(112,711)	(112,711)
Accumulated other comprehensive income	—	62

Total stockholders’ equity	78,786	89,362

Total liabilities and stockholders’ equity	$145,000	$166,016

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	October 27,	November 26,
	2012	2011
Net sales	$117,263	$123,896

Costs and expenses:
Merchandise, buying and occupancy	75,952	97,056
Selling, general and administrative	32,917	37,552
Depreciation and amortization	4,445	5,314
Restructuring and impairment	333	12,199

Total costs and expenses	113,647	152,121

Operating income (loss)	3,616	(28,225)
Other income	6	104

Income (loss) before income taxes	3,622	(28,121)

Income tax provision	39	118

Net income (loss)	$3,583	$(28,239)

Basic earnings (loss) per share:
Net income (loss)	$0.10	$(0.79)

Basic shares outstanding	35,643	35,585

Diluted earnings (loss) per share:
Net income (loss)	$0.10	$(0.79)

Diluted shares outstanding	36,030	35,585

Dividends per share	$—	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirty-nine Weeks Ended
	October 27,	November 26,
	2012	2011
Net sales	$314,321	$343,957

Costs and expenses:
Merchandise, buying and occupancy	222,671	246,285
Selling, general and administrative	94,376	107,487
Depreciation and amortization	14,384	17,164
Restructuring and impairment	(5,161)	12,199

Total costs and expenses	326,270	383,135

Operating loss	(11,949)	(39,178)
Other income	96	259

Loss before income taxes	(11,853)	(38,919)

Income tax provision	173	412

Net loss	$(12,026)	$(39,331)

Basic loss per share:
Net loss	$(0.34)	$(1.11)

Basic shares outstanding	35,626	35,542

Diluted loss per share:
Net loss	$(0.34)	$(1.11)

Diluted shares outstanding	35,626	35,542

Dividends per share	$—	$0.18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27,	November 26,	October 27,	November 26,
	2012	2011	2012	2011
Net income (loss)	$3,583	$(28,239)	$(12,026)	$(39,331)

Other comprehensive income (loss), net of tax:

Unrealized holding gains (losses) on securities arising during period, net of taxes of $0, $13, $1 and $61	—	(20)	(2)	196

Less: reclassification adjustment for gains included in net income, net of taxes of $0, $25, $39 and $44	—	(39)	(60)	(67)

Other comprehensive income (loss)	—	(59)	(62)	129

Comprehensive income (loss)	$3,583	$(28,298)	$(12,088)	$(39,202)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	October 27,	November 26,
	2012	2011

Cash flows from operating activities:
Net loss	$(12,026)	$(39,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,384	17,164
Amortization of premium on investments	11	113
Amortization of financing costs	18	—
Deferred lease related liabilities	(3,100)	(1,796)
Stock-based compensation expense	1,536	2,158
Loss on disposal of assets	34	—
Impairment of store assets	139	11,445
Gain on investments, net	(531)	(62)
Changes in operating assets and liabilities:
Increase in accounts receivable	(977)	(3,533)
Increase in merchandise inventories	(18,732)	(18,961)
(Increase) decrease in prepaid expenses	595	(2,048)
Decrease in income taxes receivable	352	5,441
Increase in other current assets	(71)	—
Decrease in other assets	184	36
Increase in accounts payable	8,088	21,090
Decrease in accrued liabilities	(7,405)	(4,884)
Decrease in lease termination liabilities	(8,032)	—
Increase (decrease) in other liabilities	10	(106)

Net cash used in operating activities	(25,523)	(13,274)

Cash flows from investing activities:
Purchases of property, equipment and improvements	(3,113)	(11,113)
Proceeds from sale of furniture, fixtures and equipment	35	—
Purchases of investments	—	(35,712)
Sales of investments	21,403	57,446

Net cash provided by investing activities	18,325	10,621

Cash flows from financing activities:
Shares redeemed for payroll taxes	(25)	(138)
Financing costs	(350)	—
Dividends paid	—	(6,426)

Net cash used in financing activities	(375)	(6,564)

Net decrease in cash and cash equivalents	(7,573)	(9,217)

Cash and cash equivalents at beginning of period	40,782	43,712

Cash and cash equivalents at end of period	$33,209	$34,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Christopher & Banks Corporation and its subsidiaries (collectively referred to as “Christopher & Banks”, “the Company”, “we” or “us”) pursuant to the current rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed, or omitted, pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in our Transition Report on Form 10-K for the eleven-month transition period ended January 28, 2012.

In January 2012, our Board of Directors amended and restated our By-Laws to provide that our fiscal year ends at the close of business on that Saturday which falls closest to the last day of January.  Prior to this change, our fiscal year ended at the close of business on that Saturday which fell closest to the last day of February.  In order to transition to our new fiscal calendar, our last fiscal year was shortened from twelve months to eleven months, resulting in an eleven-month transition period ended January 28, 2012 (the “transition period”).  In this Quarterly Report on Form 10-Q, our current fiscal year, the 53-week period ending February 2, 2013, is referred to as fiscal 2012.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year.  In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal adjustments, except as otherwise stated in these notes, necessary to present fairly our financial position as of October 27, 2012 and January 28, 2012, our results of operations for the thirteen and thirty-nine-week periods ended October 27, 2012 and November 26, 2011 and our cash flows for the thirty-nine-week periods ended October 27, 2012 and November 26, 2011.

Private Label Credit Card Program

During the first quarter of fiscal 2012, we launched a private label credit card program with a sponsoring bank which provides for the issuance of credit cards bearing the Christopher & Banks and C.J. Banks brands.  The sponsoring bank manages and extends credit to our customers and is the sole owner of the accounts receivable generated under the program.  As part of the program, we received a signing bonus of $0.5 million from the sponsoring bank and also earn revenue based on card usage by our customers.  The deferred signing bonus is included in other liabilities and is being recognized in net sales ratably over the term of the contract.  The other revenue based on customer usage of the card is recognized in net sales in the periods in which the related customer transaction occurs.  In addition, the sponsoring bank reimburses us for certain marketing expenditures related to the program, subject to an annual cap on the amount of reimbursable expenses.  The amounts related to the private label credit card program pertaining to the thirteen and thirty-nine weeks ended October 27, 2012 were not material to the consolidated financial statements.

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

Immaterial Correction of an Error

In connection with the preparation of our financial statements for the transition period, we determined that purchases and redemptions of available-for-sale securities, as presented within the investing activities section of our consolidated statement of cash flows, incorrectly included activity related to cash equivalents for the year-to-date periods ended May 28, 2011, August 27, 2011 and November 26, 2011.  We have revised our statement of cash flows for the thirty-nine weeks ended November 26, 2011 presented within this quarterly report on Form 10-Q to accurately reflect purchases and redemptions of available-for-sale securities.  The effect of this revision was a decrease of purchases of available-for-sale securities by $45.6 million and a corresponding decrease of redemptions of available-for-sale securities by $45.6 million. There was no impact on net cash provided by investing activities or cash and cash equivalents or available-for-sale securities, as previously reported.  We have concluded this correction is immaterial to the financial statements taken as a whole.

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

In addition, beginning in the second quarter of fiscal 2012, we have classified the change in certain deferred lease-related liabilities (deferred lease incentives and deferred rent obligations) as an adjustment to reconcile net loss to net cash used in operating activities on the consolidated statement of cash flows.  Prior year amounts previously reported as a change in operating assets and liabilities within the operating activities section of the consolidated statement of cash flows have been reclassified to conform to the current year presentation.  The reclassification has no impact on previously reported net cash flows from operating activities.

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

The table below provides unaudited financial information for the comparable thirteen and thirty-nine-week periods ended October 27, 2012 and October 29, 2011, respectively (in thousands).

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$117,263	$114,553	$314,321	$330,535
Operating income (loss)	3,616	(13,993)	(11,949)	(28,544)
Income tax provision (benefit)	39	(133)	173	(139)
Net income (loss)	$3,583	$(13,749)	$(12,026)	$(28,131)

Basic earnings (loss) per share:
Net income (loss)	$0.10	$(0.39)	$(0.34)	$(0.79)

Basic shares outstanding	35,643	35,578	35,626	35,527

Diluted earnings (loss) per share:
Net income (loss)	$0.10	$(0.39)	$(0.34)	$(0.79)

Diluted shares outstanding	36,030	35,578	35,626	35,527

NOTE 3 — RESTRUCTURING AND IMPAIRMENT

In the third quarter of the transition period, we announced that, following an in-depth analysis of our store portfolio, the Board approved a plan to close approximately 100 stores, most of which were underperforming.  Ultimately, 103 stores were identified for closure.  This group of stores generated approximately $35 million of sales and store-level operating losses of approximately $11 million, which included approximately $7 million of non-cash impairment charges, on a trailing twelve-month basis through January 28, 2012.

Ninety of the 103 stores identified for closure were closed in the transition period.  We closed eleven stores in the first quarter of fiscal 2012 and we closed two additional stores in the second quarter, which completed the store closures related to the restructuring initiative.

We recorded total restructuring and asset impairment charges of approximately $21.2 million in the second half of the transition period, consisting primarily of $11.4 million of non-cash asset impairment charges, $8.2 million of net expense related to lease termination liabilities, partially offset by the reduction of deferred obligations related to closed stores, and approximately $1.6 million of severance and miscellaneous other store closing costs.  The lease termination liabilities consisted primarily of the costs of future contractual obligations related to closed store locations.  Discounted liabilities for future lease costs and management’s estimated fair value of assumed subleases of closed locations were recorded when the stores were closed and these amounts have been subject to adjustments as liabilities are settled.  In addition, management has also been negotiating with landlords to mitigate the amount of lease termination liabilities.  As a result, actual settlements have varied substantially from recorded obligations.

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

In the third quarter of fiscal 2012, we recorded a charge of approximately $0.3 million related to restructuring costs which consisted of approximately $30,000 related to one store where the amount recorded for net lease termination liabilities was less than the actual settlement negotiated with the landlord and approximately $0.3 million related to professional services for lease terminations and renegotiations.  In the third quarter of fiscal 2012, we also reclassified approximately $0.3 million of the remaining long-term portion of the lease termination liability to current accrued liabilities which relates to one store.  We anticipate the lease termination negotiations related to this store will be finalized by the end of fiscal 2012.

The following table details restructuring activity for the transition period and the first nine months of fiscal 2012 (in thousands).

		Lease
	Severance	Termination	Asset
	Accrual	Obligations	Impairment	Other	Total
Balance, February 26, 2011	$—	$—	$—	$—	$—

Asset impairment charge	—	—	11,445	—	11,445
Restructuring charges	1,168	8,225	—	345	9,738
Total charges	1,168	8,225	11,445	345	21,183

Non-cash charges	—	—	(11,445)	(106)	(11,551)
Deferred lease obligations on closed stores	—	3,587	—	—	3,587
Cash payments	(310)	—	—	(239)	(549)

Balance, January 28, 2012	858	11,812	—	—	12,670

Asset impairment charge	—	—	139	—	139
Non-cash adjustments	—	(6,263)	—	—	(6,263)
Restructuring charges	—	314	—	342	656
Total charges (credits)	—	(5,949)	139	342	(5,468)

Non-cash charges	—	—	(139)	—	(139)
Deferred lease obligations on closed stores	—	244	—	—	244
Cash payments	(858)	(5,782)	—	(342)	(6,982)

Balance, October 27, 2012	$—	$325	$—	$—	$325

NOTE 4 — INVESTMENTS

The Company had no investments as of October 27, 2012.  Investments consisted of the following (in thousands) as of January 28, 2012:

	Jan 28, 2012
	Amortized	Unrealized	Unrealized	Estimated
Description	Cost	Gains	Losses	Fair Value

Short-term investments:
Available-for-sale securities:
Municipal bonds	$5,643	$19	$2	$5,660
U.S. Agency securities	2,000	—	—	2,000

Total short-term investments	7,643	19	2	7,660

Long-term investments:
Available-for-sale securities:
Municipal bonds	13,200	84	—	13,284
Total long-term investments	13,200	84	—	13,284
Total investments	$20,843	$103	$2	$20,944

We account for our investments in accordance with ASC 320-10, “Investments — Debt and Equity Securities.”  As of January 28, 2012, our available-for-sale investment securities consisted of municipal bonds.  These securities were classified as available-for-sale as we did not enter into these investments for speculative purposes or intend to actively buy and sell the securities in order to generate profits on differences in price.  Our primary investment objective is preservation of principal.  During the first nine months of fiscal 2012, there were no purchases of available-for-sale securities and proceeds from the sale of available-for-sale securities were approximately $21.4 million.  Gross realized gains and losses on the sale of available-for-sale securities during the nine months ended October 27, 2012 were not material.

Our available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise which, in our estimation, may indicate impairment.  When the fair value of the securities declines below the amortized cost basis, impairment is indicated and it must be determined whether it is other-than-temporary.  Impairment is considered to be other-than-temporary if we (i) intend to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) do not expect to recover the securities’ amortized cost basis.  If the decline in fair value is considered other-than-temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings.  Subsequent increases or decreases in fair value considered other-than-temporary are reported in equity as other comprehensive income (loss).  There were no other-than-temporary impairments of our available-for-sale securities during the thirty-nine weeks ended October 27, 2012.

NOTE 5 — MERCHANDISE INVENTORIES AND SOURCES OF SUPPLY

Our merchandise inventories consisted of the following (in thousands):

	October 27,	January 28,
Description	2012	2012

Merchandise - in store/e-Commerce	$52,791	$32,599
Merchandise - in transit	5,395	6,856
	$58,186	$39,455

We do not have long-term purchase commitments or arrangements with any of our suppliers or agents.  During the nine months ended October 27, 2012, one of our vendors supplied approximately 18% of our merchandise purchases and another vendor supplied approximately 11% of our merchandise purchases.  For the nine months ended November 26, 2011, one vendor supplied 18% of our merchandise purchases.  No other vendors supplied greater than 10% of our merchandise purchases for the nine months ended October 27, 2012 and November 26, 2011.

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

Beginning with its August 2012 merchandise assortment, the Company changed its payment terms from net 30 days to net 45 days from receipt of goods in its distribution center for vendors representing approximately 60% of its merchandise purchases.

NOTE 6 — PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

Property, equipment and improvements, net consisted of the following (in thousands):

	Estimated	October 27,	January 28,
Description	Useful Life	2012	2012
Land	—	$1,597	$1,597
Corporate office, distribution center and related building improvements	25 years	12,322	12,319
Store leasehold improvements	Term of related lease, typically 10 years	59,445	62,961
Store furniture and fixtures	3-10 years	75,731	79,793
Corporate office and distribution center furniture, fixtures and equipment	7 years	5,547	5,562
Computer and point-of-sale hardware and software	3-5 years	34,733	34,039
Construction in progress		705	518
		190,080	196,789
Less accumulated depreciation and amortization		(145,116)	(140,346)
Net property, equipment and improvements		$44,964	$56,443

We review long-lived assets with definite lives at least annually, or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  We recorded $0.1 million for long-lived asset impairment in the quarter ended April, 28, 2012 and no asset impairment charges were recorded in the quarters ended July 28, 2012 and October 27, 2012.  The current challenging economic environment and general economic uncertainty affecting the retail industry make it reasonably possible that long-lived asset impairments could be identified and recorded in future periods.

NOTE 7 — ACCRUED LIABILITIES

Other accrued liabilities consisted of the following (in thousands):

	October 27,	January 28,
Description	2012	2012
Gift card and store credit liabilities	$5,208	$9,922
Accrued Friendship Rewards Program loyalty liability	4,041	3,376
Accrued income, sales and other taxes payable	2,805	2,097
Accrued occupancy-related expenses	969	4,549
Other	10,497	5,622
	$23,520	$25,566

NOTE 8 — CREDIT FACILITY

On July 12, 2012, Christopher & Banks Corporation and its two subsidiaries, Christopher & Banks, Inc. and Christopher & Banks Company (collectively the “Borrowers”), entered into a Credit Agreement (the “New Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) as Lender.  The New Credit Facility replaced our prior credit facility with Wells Fargo.  The New Credit Facility provides us with revolving credit loans of up to $50.0 million in the aggregate, subject to a borrowing base formula based primarily on eligible credit card receivables, inventory and real estate, as defined in the New Credit Facility, and up to $10.0 million of which may be drawn in the form of standby and documentary letters of credit. The New Credit Facility expires in July 2017.

We recorded approximately $0.4 million of deferred financing costs in the second quarter of fiscal 2012 in connection with the New Credit Facility.  The deferred financing costs have been recorded within other assets on the consolidated balance sheet and will be amortized as interest expense over the related term of the New Credit Facility.

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

We had no revolving credit loan borrowings under our previous or New Credit Facility during the first nine months of fiscal 2012 or the entire transition period.  Historically, we have utilized our credit facility only to open letters of credit.  The total borrowing base at October 27, 2012 was $46.4 million.  As of October 27, 2012, we had open on-demand letters of credit of $3.7 million.  Accordingly, after reducing the borrowing base for the open letters of credit and the required minimum availability of $3.0 million, or 10% of the borrowing base, the net availability of revolving credit loans under the New Credit Facility was $38.1 million at October 27, 2012.

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

The fair market value of our restricted stock is determined based on the closing price of our common stock on the grant date.  Time-based grants, but not performance-based grants, of restricted stock participated in dividend payments to the extent dividends were declared and paid prior to vesting.  Total pre-tax compensation expense related to stock-based awards for the thirty-nine weeks ended October 27, 2012 and November 26, 2011 was approximately $1.5 million and $2.2 million, respectively.

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

The weighted average assumptions relating to the valuation of our stock options granted during the thirteen and thirty-nine week periods ended October 27, 2012 and November 26, 2011 were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27,	November 26,	October 27,	November 26,
	2012	2011	2012	2011
Expected dividend yield	0.0%	6.04%	0.0%	4.0%
Expected volatility	76.7%	72.4%	73.7%	71.1%
Risk-free interest rate	0.6%	0.9%	1.0%	2.1%
Expected term in years	5.0	5.0	4.9	5.0

Stock-Based Compensation Activity

The following table presents a summary of our stock option activity for the thirty-nine weeks ended October 27, 2012:

					Weighted
		Weighted	Aggregate		Average
	Number	Average	Intrinsic	Weighted	Remaining
	of	Exercise	Value	Average	Contractual
	Shares	Price	(in thousands)	Fair Value	Life
Outstanding, beginning of period	2,826,949	$7.48	$—	$3.19
Vested	1,207,311	9.91	—	4.01
Unvested	1,619,638	5.67	—	2.58
Granted	614,844	1.93	829	1.15
Exercised	—	—	—	—
Canceled - vested (expired)	(690,617)	7.31	—	3.06
Canceled - unvested (forfeited)	(1,021,942)	5.56	—	2.50

Outstanding, end of period	1,729,234	$6.71	$900	$2.56	7.59

Vested	681,399	11.86		4.79	5.41
Unvested	1,047,835	3.36	900	1.71	9.01
Exercisable, end of period	681,399	11.86	—	4.79	5.41

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options as of the last trading day of the quarter) that would have been received by the option holders had all option holders exercised their options on October 27, 2012.

The following table presents a summary of our restricted stock activity for the thirty-nine weeks ended October 27, 2012:

	Number	Weighted
	of	Average
	Shares	Fair Value
Unvested, beginning of period	446,904	$5.03
Granted	1,075,452	1.67
Vested	(64,745)	6.62
Canceled - unvested (forfeited)	(118,862)	3.75

Unvested, end of period	1,338,749	$2.37

The total fair value of shares of restricted stock that vested during the thirty-nine weeks ended October 27, 2012 and November 26, 2011 was approximately $0.4 million and $0.4 million, respectively.  As of October 27, 2012, there was approximately $1.5 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of approximately 1.5 years.

NOTE 10 — INCOME TAXES

As of October 27, 2012, our liability for unrecognized tax benefits associated with uncertain tax positions was approximately $0.9 million and the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.8 million.  We recognize interest and penalties related to unrecognized tax benefits as components of income tax expense.  At October 27, 2012, we had accrued approximately $0.5 million for the potential payment of interest and penalties.

We are subject to U.S. federal income tax and the income tax of various state and local jurisdictions.  Fiscal years 2009 through the transition period remain subject to examination by the Internal Revenue Service.  With few exceptions, we are not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2007.  At October 27, 2012, we had ongoing audits in various state jurisdictions.  We do not believe that the resolution of these examinations will have a significant impact on our liability for unrecognized tax benefits.

As of October 27, 2012, we had a full valuation allowance against our net deferred tax assets.  Deferred income tax assets represent potential future income tax benefits.  Realization of these assets is ultimately dependent upon future taxable income.  We have incurred a net cumulative loss as measured by the results of the prior three years.  ASC 740 “Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period.  Forming a conclusion that a valuation allowance is not needed is difficult when negative evidence such as cumulative losses exists.  As a result of our evaluation, we have concluded that there is insufficient positive evidence to overcome the negative evidence related to our cumulative losses.  Accordingly, we have maintained the full valuation allowance against our net deferred tax assets established in the third quarter of the fiscal year ended February 26, 2011.  Recording the valuation allowance does not prevent us from using the deferred tax assets in the future when profits are realized.

As of October 27, 2012, we had federal and state net operating loss carryforwards which may reduce future taxable income.  Approximately $20.9 million in federal tax benefits are available from these loss carryforwards and an additional $0.6 million is available in tax credit carryforwards.  The state loss carryforwards may result in state tax benefits of approximately $2.1 million.  The federal net loss carryforwards expire in November 2031 and beyond.  The state net loss carryforwards will expire beginning in November 2014 and beyond.  Additionally, we have charitable contribution carryforwards that will expire in 2014.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27,	November 26,	October 27,	November 26,
	2012	2011	2012	2011
Numerator (in thousands):
Net income (loss) attributable to Christopher & Banks Corporation	$3,583	$(28,239)	$(12,026)	$(39,331)
Income allocated to participating securities	(61)	(13)	—	(39)
Net income (loss) available to common shareholders	$3,522	$(28,252)	$(12,026)	$(39,370)

Denominator (in thousands):
Weighted average common shares outstanding - basic	35,643	35,585	35,626	35,542
Dilutive shares	387	—	—	—
Weighted average common and common equivalent shares outstanding - diluted	36,030	35,585	35,626	35,542

Net income (loss) per common share:
Basic	$0.10	$(0.79)	$(0.34)	$(1.11)
Diluted	$0.10	$(0.79)	$(0.34)	$(1.11)

Total stock options and restricted shares of 1.1 million 1.8 million were excluded from the shares used in the computation of diluted earnings per share for the thirteen and thirty-nine-week periods ended October 27, 2012, respectively, as they were anti-dilutive.  Total stock options and restricted shares of 2.8 million were excluded from the shares used in the computation of diluted earnings per share for the thirteen and thirty-nine-week periods ended November 26, 2011 as they were anti-dilutive.

NOTE 12 — FAIR VALUE MEASUREMENTS

Under ASC 820-10, “Fair Value Measurements and Disclosures,” fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.  ASC 820-10 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of us.  Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability that are developed based upon the best information available under the circumstances.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

Historically, fair value under ASC 820-10 has applied to our available-for-sale securities.  We had no available-for-sale securities at October 27, 2012.  We did have approximately $20.9 million of available-for-sale securities at January 28, 2012.  These financial assets were carried at fair value following the requirements of ASC 820-10.

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

Assets and Liabilities that are Measured at Fair Value on a Non-recurring Basis:

					Realized
	Thirty-nine				Gains (Losses)
	Weeks Ended	Fair Value Measurements			Thirty-nine
	October 27,	Using Inputs Considered as			Weeks Ended
Description	2012	Level 1	Level 2	Level 3	October 27, 2012
Assets:
Long-lived assets held and used	$34	$—	$—	$34	$(139)

Liabilities:	$—	$—	$—	$—	$—

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of FASB Codification Subtopic 360-10, long-lived assets held and used with a carrying amount of $172,000 were written down to their fair value of $34,000, during the first quarter of fiscal 2012, resulting in an impairment charge of $139,000 which was included in earnings for the thirty-nine weeks ended October 27, 2012.

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

NOTE 14 — SEGMENT REPORTING

We operate in the retail apparel industry in which we primarily design, source and sell women’s apparel catering to customers generally ranging in age from 45 to 60 who are typically part of a segment of the female baby boomer demographic.  We have identified two operating segments (Christopher & Banks and C.J. Banks) as defined by ASC 820 “Disclosures about Segments of an Enterprise and Related Information.” Our Christopher & Banks and C.J. Banks operating segments have been aggregated into one reportable segment based on the similar nature of products sold, methods of sourcing, merchandising and distribution processes involved, target customers and economic characteristics of the two operating segments.

In the following table, the “Christopher & Banks/C.J. Banks” reportable segment includes activity generated by our Christopher & Banks and C.J. Banks operations.  The “Corporate/Administrative” column, which primarily represents operating activity at our corporate office and distribution center facility, is presented to allow for reconciliation of segment-level net sales, operating income (loss) and total assets to our consolidated net sales, operating income (loss) and total assets.  Segment operating income (loss) includes only net sales, merchandise gross margin and direct store expenses with no allocation of corporate overhead.

For the thirty-nine weeks ended October 27, 2012, the Company recorded a net benefit of approximately $5.2 million related to restructuring and impairment of which $0.1 million related to store-level asset impairment charges included in the operating loss for the Christopher & Banks/C.J. Banks segment.  In connection with our restructuring initiative announced in the third quarter of the transition period, we recorded $11.4 million of store-level, non-cash asset impairment charges.

Segment Reporting (in thousands):

	Christopher & Banks/	Corporate/
	C.J. Banks	Administrative	Consolidated
Thirteen Weeks Ended October 27, 2012
Net sales	$117,263	$—	$117,263
Operating income (loss)	16,260	(12,644)	3,616
Total assets	97,037	47,963	145,000

Thirteen Weeks Ended November 26, 2011
Net sales	$123,896	$—	$123,896
Operating loss	(13,917)	(14,308)	(28,225)
Total assets	107,599	97,195	204,794

Segment Reporting (in thousands):

	Christopher & Banks/	Corporate/
	C.J. Banks	Administrative	Consolidated
Thirty-nine Weeks Ended October 27, 2012
Net sales	$314,321	$—	$314,321
Operating income (loss)	23,266	(35,215)	(11,949)
Total assets	97,037	47,963	145,000

Thirty-nine Weeks Ended November 26, 2011
Net sales	$343,957	$—	$343,957
Operating income (loss)	1,460	(40,638)	(39,178)
Total assets	107,599	97,195	204,794

NOTE 15 — RELATED PARTY TRANSACTIONS

The Company or its subsidiaries have for the past several years made payments to G-III Apparel Group Ltd. (“G-III”) or its related entities primarily related to purchases of apparel and commissions on apparel purchases.  On January 3, 2011, Morris Goldfarb, the Chairman of the Board and Chief Executive Officer of G-III, became a director of the Company.  In the thirty-nine weeks ended October 27, 2012 and November 26, 2011, we paid G-III and its related entities approximately $0.9 million and $2.3 million, respectively.  As of October 27, 2012, the Company had a balance due to G-III of approximately $0.4 million.

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

Executive Overview

Christopher & Banks Corporation, a Delaware corporation, is a Minneapolis-based retailer of women’s apparel and accessories, which operates retail stores through its wholly-owned subsidiaries.  In January 2012, our Board of Directors amended and restated our By-Laws to provide that our fiscal year ends at the close of business on that Saturday which falls closest to the last day of January.  Prior to this change, our fiscal year ended at the close of business on that Saturday which fell closest to the last day of February.  In order to transition to our new fiscal calendar, our last fiscal year was shortened from twelve months to eleven months, resulting in an eleven-month transition period ended January 28, 2012 (the “transition period”).  In this Quarterly Report on Form 10-Q, our current fiscal year, the 53-week period ending February 2, 2013, is referred to as fiscal 2012.

As of October 27, 2012, we operated 638 stores in 44 states, including 387 Christopher & Banks stores, 171 C.J. Banks stores, 55 dual concept stores and 25 outlet stores.  Our Christopher & Banks brand offers unique fashions and accessories featuring exclusively designed, coordinated assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P.  Our C.J. Banks brand offers similar assortments of plus size women’s apparel in sizes 14W to 26W.  Our dual concept and outlet stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the petite, missy and women-size customer in one location.  We also operate e-Commerce web sites for our two brands at www.christopherandbanks.com and www.cjbanks.com which, in addition to offering the apparel and accessories found in our stores, also offer exclusive sizes and styles available only online.

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

Fiscal 2012 Third Quarter Summary

We made significant progress on our strategic initiatives, which are more fully described below, in the third quarter of fiscal 2012.  Our total sales increased 2.4% to $117.3 million in the third quarter of fiscal 2012, compared to $114.6 million for the thirteen weeks ended October 29, 2011.  We achieved this increase despite operating an average of 129, or 17%, fewer stores during the quarter than during the comparable period last year.

Same store sales increased 13.7% in the third quarter of fiscal 2012, a sequential improvement from the 5.5% increase reported in the second quarter.  We experienced an 11% increase in traffic, slightly higher rates of customer conversion and generated 11% more units per transaction during the third quarter.  This improvement was offset somewhat by an 8% decrease in our average retail selling price per unit, which resulted primarily from a 20% decline in our average retail ticket prices, as we reversed the price increases instituted during last year’s fall and holiday selling seasons.

Gross profit grew by 42.1% to $41.3 million in the third quarter of fiscal 2012, as compared to $29.1 million for the comparable period last year.  Gross margin expanded 980 basis points to 35.2% for the thirteen-week period ended October 27, 2012, from 25.4% for the thirteen-week period ended October 29, 2011.  Gross margin also improved sequentially by 750 basis points in the third quarter from 27.7% in the second quarter of fiscal 2012.

The increase in gross margin was attributable to both increased merchandise margins and positive leverage of buying and occupancy costs associated with the 13.7% increase in same store sales.  Gross margin was further improved by the benefit of closing underperforming stores and restructuring rents in existing stores.  The improvement in merchandise margins reflected strong customer acceptance of our product assortments resulting in increased full price selling and accelerated sell-through.

We ended the third quarter with cash and cash equivalents of $33.2 million, no long-term debt and no borrowings under our $50 million credit facility.  Total inventory was $58.2 million at October 27, 2012, down approximately 11% compared to $65.3 million at October 29, 2011.  In-store inventory per store, which excludes in-transit and e-commerce inventory, was approximately 13% higher at the end of the third quarter when compared to the same period last year.  The increase in per store inventory levels primarily resulted from a change in our floor set cadence.  By reducing the number of major floor sets from twelve to six per year, we are receiving a greater amount of inventory in the first month of each two-month delivery period.  At October 27, 2012, we had received a greater amount of November product, which is the first month of the November/December floor set, than compared to the amount of November product received at October 29, 2011.  Our inventory balance at the end of the third quarter of fiscal 2012 was current, with approximately 75% of product from more recent deliveries, including October and November merchandise assortments and core product.

Other Developments

On October 29, 2012, we announced that our Board of Directors had elected LuAnn Via as our President and Chief Executive Officer and as a member of our Board of Directors effective November 26, 2012, Ms. Via’s first date of employment.  Joel Waller, our former President and Chief Executive Officer, ceased serving in such roles as of November 26, 2012 and began serving as a consultant for the Company through June 30, 2013.  Ms. Via has over thirty years of retail experience in a variety of channels, including extensive executive, merchandise and product development responsibilities.  Ms. Via has served as the President and Chief Executive Officer of Payless ShoeSource, Inc., in several capacities for Charming Shoppes, Inc. including as a Group Divisional President for both the Lane Bryant and Cacique brands, as a Vice President, General Merchandise Manager at Sears Holding Company and as a Senior Vice President, General Merchandise Manager of product development at Saks, Inc. Ms. Via also has other executive, merchandising and product development experience.

Effective as of October 2, 2012, we entered into an amended and restated agreement with Mr. Waller.  As part of that agreement, Mr. Waller agreed to continue as our President and Chief Executive Officer until March 31, 2013, unless a successor to Mr. Waller as President and Chief Executive Officer had been elected by our Board of Directors and commenced employment prior to March 31, 2013.  In connection with the agreement, we paid Mr. Waller a one-time cash bonus of $150,000.

Fiscal 2012 Outlook

Our results of operations for the quarter ended October 27, 2012 reflect some early benefits of our new strategic initiatives, including improved same store sales and margin improvement over the second quarter of fiscal 2012 and the comparable period last year, which consisted of the thirteen weeks ended October 29, 2011.  While we anticipate the current heavily promotional environment to continue throughout the remainder of fiscal 2012, we expect to achieve a high-single to low-double-digit increase in same store sales on a percentage basis in the fourth quarter of this fiscal year.  We plan to be less aggressive, yet still competitive, with our promotional activity in the fourth quarter than in the same period last year with a greater focus on optimizing gross profit dollars rather than driving sales with lower gross margins.  As a result, merchandise margins in the fourth quarter are anticipated to exceed levels in the comparable prior year period, while being seasonally lower than in the third quarter of fiscal 2012, which is consistent with our historical quarterly performance trends.

As a result of store closings and rent restructurings, we expect approximately 400 to 500 basis points of positive leverage of occupancy expense for the fourteen-week quarter ending February 2, 2013, when compared to the thirteen-week quarter ended January 28, 2012.  We expect selling, general and administrative expenses to be in the range of $36 million to $37 million in the fourteen-week fourth quarter, which includes approximately $1.9 million of expense associated with the 14th week.

We expect that inventory levels in the fourth quarter of fiscal 2012 will be in line with our expected increase in same store sales, with the exception of accelerating some receipts of first quarter merchandise deliveries as a result of the timing of the Chinese New Year holiday which impacts merchandise production and delivery schedules.  Depreciation and amortization is expected to be roughly $18 million and capital expenditures are anticipated to be approximately $5 million for the current full fiscal year.

Based on our current plans for fiscal 2012, we believe cash flows from operating activities and working capital will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year.  We do not anticipate the need to utilize our New Credit Facility for any liquidity needs in the fourth quarter of fiscal 2012, other than to maintain and open letters of credit in the normal course of business.  Our operating plan for the last quarter of fiscal 2012 contemplates positive same store sales and improvements in merchandise margins when compared to the comparable prior-year period.  The plan is dependent on our ability to consistently deliver merchandise that is appealing to our customers at a profitable price and to manage our costs effectively in order to satisfy our working capital and other operating cash requirements.  Our operating plan is based on a number of assumptions which involve significant judgments and estimates of future performance.  If our net sales, gross margins and operating results fall short of our expectations, we may be required to access some, if not all, of our New Credit Facility and potentially require other sources of financing to fund our operations.

We will continue to monitor our performance and liquidity and, if we believe it is appropriate or necessary to borrow under the New Credit Facility or obtain additional liquidity, we would first consider taking further steps intended to improve our financial position.  Steps we may consider include modifying our operating plan, seeking to reduce costs further, decreasing our cash spend and/or capital expenditures, as well as evaluating alternatives and opportunities to obtain additional sources of liquidity through the debt or equity markets.  It is possible these actions may not be sufficient or available or, if available, available on terms acceptable to us.

Strategic Initiatives

Merchandising

In the third quarter of the transition period, we reestablished the position of Divisional General Merchandise Manager in our merchandise area.  We added two Divisional General Merchandise Managers, one for the Christopher & Banks division and one for the C.J. Banks division.  One of the Divisional General Merchandise Managers was promoted internally, while the other was a new hire.  Both individuals bring strong retail experience and merchandising discipline to our merchant team.

Our merchant team is currently focused on delivering increased net sales and improved gross profit through executing our strategic initiatives described below.  Although these initiatives began in the third and fourth quarters of our transition period, only a minimal amount of our product assortment was impacted in the first quarter of fiscal 2012.  In May, we were able to impact the styling and balance of only a small amount of our assortment.  By July, our new merchant team was able to impact the pricing, number of unique styles offered, order quantities and promotional strategy on approximately half of our merchandise offerings.  Beginning in the third quarter, substantially all of our new merchandise assortments reflected the impact of the initiatives described below:

-Provide a balanced merchandise assortment

In the third and fourth quarters of the transition period, and the first quarter of fiscal 2012, the majority of our merchandise assortments consisted of styles that were too updated, priced too high and lacking in key product categories.  We provided our customer with too many upscale choices at full-retail prices our customers were unwilling to pay.  As a result, we had a significant increase in markdown levels required to compel our customers to purchase our merchandise and allow us to clear-through slow-selling styles.

Our merchant team was able to begin impacting a portion of our summer fiscal 2012 product and delivered a well-balanced merchandise assortment in the third quarter.  This included editing the number of styles offered, reducing retail ticket prices to levels more in-line with our traditional offerings and providing styles that better align with our customers’ fashion taste.  Our merchants are focusing on building assortments with fewer styles that are more balanced by increasing the amount of ‘good’ and ‘better’ product offerings and decreasing the number of ‘best’ styles.  This involves increasing the penetration of core product in our deliveries, including basic knit layering pieces and classic bottoms, increasing the representation of mid-priced ‘better’ selections, such as printed tees and novelty jackets and sweaters, while reducing the number of higher priced ‘best’ styles.  Our goal is to reduce the overall number of unique styles we carry, allowing us to present a more focused and compelling product assortment with fewer, more relevant selections.

-Reduction and simplification of price points

We increased our retail ticket prices in the transition period and our customers did not respond positively.  The price increases resulted from elevated commodities costs and providing more intricately constructed styles.  Our customers were highly resistant to the increased price points.  As we moved through fiscal 2012, our goal was to mitigate markdown levels by offering more attractive opening price points and simplifying the number of price points offered to our customers.

The change in our approach to pricing supports our ‘good, better, best’ product initiative.  As we increased the penetration of core product offerings in our assortments, we were able to drive sales volume by offering more styles at attractive opening price points that our customers have begun to accept without steep discounting or mark-downs.  In addition, we reduced the number of price points across all categories to simplify the shopping experience.

We are committed to offering our customers value.  All styles, including those falling into our ‘better’ and ‘best’ classifications, have been priced at levels that are intended to be more attractive to our customers.  Retail ticket prices for our fall 2012 product deliveries are approximately 20% lower than in the comparable period last year.  We believe that this will continue to result in improved net sales, reduced markdowns and increased gross profit.

-Improve inventory flow, speed to market and reduce lead times

Historically, we have developed and delivered a full, unique merchandise assortment to our stores on a monthly basis.  In order to simplify and accelerate our product development process, beginning in September 2012, we reduced the number of major product deliveries to our stores by half, to six times annually.  These deliveries reflect increased depth with a greater number of units of key styles.  In order to maintain product freshness, we are supplementing the major deliveries with smaller deliveries of select new colors and styles to all stores on an ongoing basis.

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

-Implement a more targeted promotional cadence and markdown strategy

We have analyzed our promotional cadence and adjusted our markdown strategy in an effort to minimize and reverse the significant merchandise margin erosion we experienced in the transition period and the first quarter of fiscal 2012.  While we anticipate that, in order to be competitive, we will need to continue to be promotional in fiscal 2012, we are testing and implementing more targeted, unique, pre-planned promotions in an effort to improve merchandise margins and lessen our reliance on storewide promotional events.  In addition, we have adopted a more focused and timely approach to our markdown process that quickly addresses underperforming styles on a unique basis in an effort to utilize our markdowns as efficiently as possible.  We are also placing a greater emphasis on liquidating merchandise in-store and utilizing our Outlet stores as a liquidation channel for older product deliveries rather than utilizing a third party liquidator.

Restructuring/Store Closing Initiative

In the third quarter of the transition period, we announced that, following an in-depth analysis of our store portfolio, the Board approved a plan to close approximately 100 stores, most of which were underperforming.  Ultimately, 103 stores were identified for closure.  This group of stores generated approximately $35 million of net sales and store-level operating losses of approximately $11 million, which included approximately $7 million of non-cash impairment charges, on a trailing twelve-month basis through January 28, 2012.  As of October 27, 2012, all 103 of the stores identified in the restructuring initiative had been closed, with the last two closing in the second quarter of fiscal 2012.

We recorded total restructuring and asset impairment charges of approximately $21.2 million in the second half of the transition period, consisting primarily of $11.4 million of non-cash asset impairment charges, $8.2 million of net expense related to lease termination liabilities, partially offset by the reduction of deferred obligations related to closed stores, and approximately $1.6 million of severance and miscellaneous other store closing costs.  The lease termination liabilities consisted primarily of the costs of future contractual obligations related to closed store locations.  Discounted liabilities for future lease costs and management’s estimated fair value of assumed subleases of closed locations were recorded when the stores were closed and these amounts have been subject to adjustments as liabilities are settled.  In addition, management has negotiated with landlords to mitigate the amount of lease termination liabilities.  As a result, actual settlements have varied substantially from recorded obligations resulting in a net benefit to the Company in fiscal 2012.

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

In the third quarter of fiscal 2012, we recorded a charge of approximately $0.3 million related to restructuring costs which consisted of approximately $30,000 related to one store where the amount recorded for net lease termination liabilities was less than the actual settlement negotiated with the landlord and approximately $0.3 million related to professional services for lease terminations and renegotiations.  In the third quarter of fiscal 2012, we also reclassified approximately $0.3 million of the remaining long-term portion of the lease termination liability to current accrued liabilities which relates to one store.  We anticipate the lease termination negotiations related to this store will be finalized by the end of fiscal 2012.

The following table details restructuring activity for the transition period and the first nine months of fiscal 2012.

		Lease
	Severance	Termination	Asset
	Accrual	Obligations	Impairment	Other	Total
Balance, February 26, 2011	$—	$—	$—	$—	$—

Asset impairment charge	—	—	11,445	—	11,445
Restructuring charges	1,168	8,225	—	345	9,738
Total charges	1,168	8,225	11,445	345	21,183

Non-cash charges	—	—	(11,445)	(106)	(11,551)
Deferred lease obligations on closed stores	—	3,587	—	—	3,587
Cash payments	(310)	—	—	(239)	(549)

Balance, January 28, 2012	858	11,812	—	—	12,670

Asset impairment charge	—	—	139	—	139
Non-cash adjustments	—	(6,263)	—	—	(6,263)
Restructuring charges	—	314	—	342	656
Total charges (credits)	—	(5,949)	139	342	(5,468)

Non-cash charges	—	—	(139)	—	(139)
Deferred lease obligations on closed stores	—	244	—	—	244
Cash payments	(858)	(5,782)	—	(342)	(6,982)

Balance, October 27, 2012	$—	$325	$—	$—	$325

Real Estate

In addition to the store closing/restructuring initiative, we have reevaluated our overall real estate strategy, including continuing to identify and close underperforming locations and to reduce the number of new store openings.  We began fiscal 2012 with 402 Christopher & Banks stores, 199 C.J. Banks stores, 62 dual stores and 23 outlet stores.  During the first nine months of fiscal 2012, we opened six dual stores and two outlet stores.  All of the dual store openings represented combinations or repositioning of previously existing Christopher & Banks and C.J. Banks store locations in mature markets.  We opened the two outlet locations in markets where we deemed it was strategically important to maintain an outlet store location.  We are not planning additional new store openings in fiscal 2012, with the exception of a few strategic combinations of previously existing locations in mature markets.

In addition to the 13 stores closed as part of our restructuring initiative in the first nine months of fiscal 2012, we closed 43 additional stores in the first thirty-nine weeks of the fiscal year.  Currently, we are planning to close 28 more stores in the fourth quarter of fiscal 2012.  Approximately 50% of our leases expire or come up for renewal within the next three fiscal years, which we believe will offer us significant flexibility to restructure occupancy expense further and, if necessary, close additional underperforming stores.  However, in some cases we may need to pay higher rents in order to continue to lease certain locations.

In the third quarter of fiscal 2012, we converted eleven dual stores back into Christopher & Banks stores.  We plan to convert an additional 13 dual format stores back to Christopher & Banks stores in the fourth quarter.  While we believe the dual store format represents a growth opportunity in the future, these 24 stores did not have the customer base or adequate square footage to support meaningful assortments of our missy, petite and woman-size merchandise offerings characteristic of our dual concept stores.

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

In July, we initiated a 28-store pilot program to test various strategies, including a key item table program, adding more updated fixtures, adjusting inventory and staffing levels and starting a new employee incentive program to improve service and drive conversion.  These stores have experienced greater increases in same store sales and higher levels of conversion than the stores in the balance of the chain.  We will continue to adjust inventory and staffing levels in these stores in order to refine the proper balance necessary to drive productivity.

In October, we added 26 additional stores to the pilot program to continue to evaluate how these initiatives will work at stores with differing volume levels.  We plan to add an additional 20 to 30 stores to the program at the beginning of the next fiscal year and intend to roll out various successful strategies from this test to significantly more stores in the future.

Marketing

We plan to spend approximately 1.2% of our net sales on marketing-related expenditures in fiscal 2012, down from approximately 1.7% of sales in the transition period.  Our marketing efforts continue to be focused on strengthening communication with our customers through e-mail and direct mail.  We plan to execute approximately 10 direct mail campaigns this fiscal year and we continue to utilize a customer relationship management system to track customer transactions and analyze strategic decisions for our e-mail and direct mail initiatives.

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

Private label credit card program

During the first quarter of fiscal 2012, we launched a private label credit card program with a sponsoring bank which provides for the issuance of credit cards bearing the Christopher & Banks and C.J. Banks brands.  The sponsoring bank manages and extends credit to our customers and is the sole owner of the accounts receivable generated under the program.  As part of the program, we received a signing bonus of $0.5 million from the sponsoring bank and also earn revenue based on card usage by our customers.  We are pleased with our customers’ acceptance of the program and, by July 2012, we exceeded our original goal for approved credit-card applications for all of fiscal 2012.  The program has been a successful tool to re-engage customers who had not shopped with us over the past 12 months.  In addition, through the third fiscal quarter the average transaction size on our private label credit card was approximately 52% higher than our overall average store transaction.

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

Cash flow and liquidity

We evaluate cash flow from operations, investing activities and financing activities in determining the sufficiency of our cash position.  Cash flow from operations has historically been sufficient to provide for our uses of cash.  We expect to operate our business and execute our strategic initiatives principally with funds generated from operations and, if necessary, from our New Credit Facility, subject to compliance with the financial covenant and its other terms and provisions.

Beginning with its August 2012 merchandise assortment, the Company changed its payment terms from net 30 days to net 45 days from receipt of goods in its distribution center for vendors representing approximately 60% of its merchandise purchases.

Based on our current plans for fiscal 2012, we believe cash flows from operating activities and working capital will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year.  We do not anticipate the need to utilize our New Credit Facility for any liquidity needs in the fourth quarter of fiscal 2012, other than to maintain and open letters of credit in the normal course of business.  Our operating plan for the last quarter of fiscal 2012 contemplates positive same store sales and improvements in merchandise margins when compared to the comparable prior-year period.  The plan is dependent on our ability to consistently deliver merchandise that is appealing to our customers at a profitable price and to manage our costs effectively in order to satisfy our working capital and other operating cash requirements.  Our operating plan is based on a number of assumptions which involve significant judgments and estimates of future performance.  If our net sales, gross margins and operating results fall short of our expectations, we may be required to access some, if not all, of our New Credit Facility and potentially require other sources of financing to fund our operations.

We will continue to monitor our performance and liquidity and, if we believe it is appropriate or necessary to borrow under the New Credit Facility or obtain additional liquidity, we would first consider taking further steps intended to improve our financial position.  Steps we may consider include modifying our operating plan, seeking to reduce costs further, decreasing our cash spend and/or capital expenditures, as well as evaluating alternatives and opportunities to obtain additional sources of liquidity through the debt or equity markets.  It is possible these actions may not be sufficient or available or, if available, available on terms acceptable to us.

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in Note 1 of the notes to consolidated financial statements contained within our Transition Report on Form 10-K for the eleven-month transition period ended January 28, 2012.  There have been no material changes in our critical accounting policies or estimates in the thirty-nine weeks ended October 27, 2012.  Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Results of Operations

The following table sets forth condensed consolidated statement of operations data expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27,	November 26,	October 27,	November 26,
	2012	2011	2012	2011
Net sales	100.0	100.0	100.0	100.0
Merchandise, buying and occupancy costs	64.8	78.3	70.8	71.6
Selling, general and administrative expenses	28.1	30.3	30.0	31.3
Depreciation and amortization	3.8	4.3	4.6	5.0
Restructuring and impairment	0.2	9.9	(1.6)	3.5
Operating income (loss)	3.1	(22.8)	(3.8)	(11.4)
Other income	0.0	0.1	0.1	0.1
Income tax provision	0.0	0.1	0.1	0.1

Net income (loss)	3.1	(22.8)	(3.8)	(11.4)

Thirteen Weeks Ended October 27, 2012 Compared to Thirteen Weeks Ended November 26, 2011

The results below are for the thirteen-week period ended October 27, 2012, compared to the thirteen-week period ended November 26, 2011, as a result of our fiscal year-end change.

Net Sales. Net sales for the thirteen weeks ended October 27, 2012 were $117.3 million, a decrease of approximately $6.6 million, or 5.3%, from $123.9 million for the thirteen weeks ended November 26, 2011.  The decrease in net sales primarily resulted from the shift in our fiscal year-end and our historical sales patterns and trends.  In fiscal 2012, the third fiscal quarter included the months of August, September and October, while the third quarter of the transition period included September, October and November.  Historically, revenues generated in August are lower than most months of the year, while revenues generated in November are higher than most months of the year.  In addition, we operated 638 stores at October 27, 2012, compared to 774 stores as of November 26, 2011.  Approximately 129, or 17%, fewer stores were operated during the third quarter of fiscal 2012, compared to the same period last year.

Same store sales increased 13.7% in the third quarter of fiscal 2012 when compared to the thirteen week period ended October 29, 2011.  We experienced an 11% increase in traffic, slightly higher rates of customer conversion and generated 11% more units per transaction during the third quarter.  This improvement was offset somewhat by an 8% decrease in our average retail selling price per unit, which resulted primarily from a 20% decline in our average retail ticket prices, as we reversed the price increases instituted during last year’s fall and holiday selling seasons.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $76.0 million, or 64.8% of net sales, during the third quarter of fiscal 2012, compared to $97.1 million, or 78.3% of net sales, during the third quarter of the transition period.  This resulted in an approximate 1,350 basis point increase in our gross profit margin during the quarter compared to the third quarter of the transition period.  The increase in gross margin was attributable to both increased merchandise margins and positive leverage of buying and occupancy costs associated with the benefit of closing underperforming stores and restructuring rents in existing stores.  The improvement in merchandise margins reflected strong customer acceptance of our product assortments resulting in increased full price selling, reduced markdown levels and accelerated product sell-through.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, exclusive of depreciation and amortization, for the thirteen weeks ended October 27, 2012 were $32.9 million, or 28.1% of net sales, compared to $37.6 million, or 30.3% of net sales, for the thirteen weeks ended November 26, 2011, resulting in approximately 220 basis points of positive leverage.  The $4.6 million decrease in selling, general and administrative expenses was driven mainly by a $2.6 million decrease in store selling salaries and other store operating expenses, as we operated an average of 17% fewer stores in the third quarter of fiscal 2012 compared to the third quarter of the transition period.  The remaining savings were related to additional reductions in store payroll, reduced marketing expenditures and savings in medical costs.

Depreciation and Amortization.  Depreciation and amortization was $4.4 million, or 3.8% of net sales, in the third quarter of fiscal 2012, compared to $5.3 million, or 4.3% of net sales, in the third quarter of the transition period.  The decrease in depreciation and amortization is primarily the result of operating fewer stores in the third quarter of fiscal 2012, compared to the third quarter of the transition period, combined with a reduction in our depreciable asset base related to the impairment of store assets recorded in the third quarter of the transition period.

Restructuring and Impairment.  In the third quarter of fiscal 2012, we recorded a charge of approximately $0.3 million related to restructuring costs which consisted of approximately $30,000 related to one store where the amount recorded for net lease termination liabilities was less than the actual settlement negotiated with the landlord and approximately $0.3 million related to professional services for lease terminations and renegotiations.  Restructuring and impairment charges of approximately $12.2 million were recognized in the third quarter of the transition period when we began our restructuring initiative.

Operating Income (Loss).  As a result of the foregoing factors, we recorded operating income of $3.6 million, or 3.1% of net sales, for the quarter ended October 27, 2012, compared to an operating loss of $28.2 million, or 22.8% of net sales, for the quarter ended November 26, 2011.

Income Taxes.  Income tax expense in the third quarter of fiscal 2012 was approximately $39,000, with an effective tax rate of 0.1%, compared to income tax expense of $0.1 million, with an effective tax rate of (0.4%) in the third quarter of the transition period.  Our effective tax rate reflects minimum fees and taxes paid in certain jurisdictions combined with the ongoing impact of the full valuation allowance on our net deferred tax assets.

Net Income (Loss).  As a result of the foregoing factors, we recorded a net income of $3.6 million, or 3.1% of net sales and $0.10 per diluted share, for the thirteen weeks ended October 27, 2012, compared to a net loss of $28.2 million, or 22.8% of net sales and $0.79 per diluted share, for the thirteen weeks ended November 26, 2011.

Thirty-nine Weeks Ended October 27, 2012 Compared to Thirty-nine Weeks Ended November 26, 2011

The results below are for the thirty-nine-week period ended October 27, 2012, compared to the thirty-nine-week period ended November 26, 2011, as a result of our fiscal year-end change.

Net Sales. Net sales for the thirty-nine weeks ended October 27, 2012 were $314.3 million, a decrease of approximately $29.6 million, from $344.0 million for the thirty-nine weeks ended November 26, 2011.  The decrease in net sales primarily resulted from the shift in our fiscal year-end and our historical sales patterns and trends.  In fiscal 2012, the first three quarters of the year included the months of February through October, while the first three quarters of the transition period included the months of March through November.  Historically, revenues generated in February are lower than most months of the year, while revenues generated in November are higher than most months of the year.  In addition, we operated 638 stores at October 27, 2012, compared to 774 stores as of November 26, 2011, with the reduction in the number of stores due primarily to the stores closed as part of our restructuring initiative.

Same store sales increased 1.5% in the first three quarters of fiscal 2012 when compared to the thirty-nine weeks ended October 29, 2011.  Same store sales declined 14.9% in the first quarter, as increased customer traffic levels were more than offset by a decrease in customer conversion.  This resulted in a 2% decrease in the average number of transactions generated per store.  In addition, our average dollar sale decreased by approximately 13% in the first quarter, driven by declines in both units per transaction and in our average unit retail selling price.  In the second quarter of fiscal 2012, same store sales increased 5.5% as increased customer traffic and relatively flat levels of conversion resulted in an approximate 14% increase in the average number of transactions generated per store.  In addition, our average dollar sale decreased by approximately 8% in the second quarter, mainly driven by a decline in our average unit retail selling price.

Same store sales increased 13.7% in the third quarter of fiscal 2012.  We experienced an 11% increase in traffic, slightly higher rates of customer conversion and generated 11% more units per transaction during the third quarter.  This improvement was offset somewhat by an 8% decrease in our average retail selling price per unit, which resulted primarily from a 20% decline in our average retail ticket prices, as we reversed the price increases instituted during last year’s fall and holiday selling seasons.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $222.7 million, or 70.8% of net sales, during the thirty-nine-week period ended October 27, 2012, compared to $246.3 million, or 71.6% of net sales, during the thirty-nine-week period ended November 26, 2011, resulting in an 80 basis improvement in gross profit margin.

Merchandise margins were essentially flat for the first nine months of fiscal 2012, compared to the first nine months of the transition period.  The 80 basis point improvement in gross profit margin primarily resulted from positive leverage of buying and occupancy expenses associated with the 1.5% increase in same store sales generated in the thirty-nine weeks ended October 27, 2012.  Additionally, occupancy expense benefitted from the underperforming stores closed as part of our restructuring initiative combined with lower rents negotiated in existing stores.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, exclusive of depreciation and amortization, for the thirty-nine weeks ended October 27, 2012 were $94.4 million, or 30.0% of net sales, compared to $107.5 million, or 31.3% of net sales, for the thirty-nine weeks ended November 26, 2011, resulting in approximately 130 basis points of positive leverage.  The $13.1 million decrease in selling, general and administrative expenses was driven mainly by an $8.3 million decrease in store selling salaries and other store operating expenses, as we operated an average of 15% fewer stores in first three quarters of fiscal 2012 compared to the first three quarters of the transition period.  In addition, we experienced decreases in corporate administrative salaries as a result of cost-cutting measures implemented beginning in October of the transition period, along with decreases in marketing expenditures, medical claims, professional services and travel expenses.

Depreciation and Amortization.  Depreciation and amortization was $14.4 million, or 4.6% of net sales, in the thirty-nine-week period ended October 27, 2012, compared to $17.2 million, or 5.0% of net sales, in the thirty-nine weeks ended November 26, 2011.  The decrease in depreciation and amortization is primarily the result of operating fewer stores in the first three quarters of fiscal 2012, compared to the first three quarters of the transition period, combined with a reduction in our depreciable asset base related to the impairment of store assets recorded in the third quarter of the transition period.

Restructuring and Impairment.  A net benefit of $5.2 million was recognized during the thirty-nine-week period ended October 27, 2012 related to restructuring and impairment charges. In the first quarter of fiscal 2012, we recognized a net benefit of approximately $0.8 million related to restructuring and impairment costs.  We recorded a non-cash benefit of approximately $1.4 million related to 18 stores where the amounts recorded for net lease termination liabilities exceeded the actual settlements negotiated with landlords.  We recorded approximately $0.5 million of additional lease termination liabilities related to three stores closed in the first quarter of fiscal 2012.  In addition, we recorded approximately $0.1 million of non-cash asset impairment charges related to five stores we plan to continue to operate.

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

In the third quarter of fiscal 2012, we recorded a charge of approximately $0.3 million related to restructuring costs which consisted of approximately $30,000 related to one store where the amount recorded for net lease termination liabilities was less than the actual settlement negotiated with the landlord and approximately $0.3 million related to professional services for lease terminations and renegotiations.  In the third quarter of fiscal 2012, we also reclassified approximately $0.3 million of the remaining long-term portion of the lease termination liability to current accrued liabilities which relates to one store.  We anticipate the lease termination negotiations related to this store will be finalized by the end of fiscal 2012.

Operating Loss.  As a result of the foregoing factors, we recorded an operating loss of $11.9 million, or 3.8% of net sales, for the thirty-nine weeks ended October 27, 2012, compared to an operating loss of $39.2 million, or 11.4% of net sales, for the thirty-nine weeks ended November 26, 2011.

Income Taxes.  Income tax expense for the thirty-nine-week period ended October 27, 2012 was $0.2 million, with an effective tax rate of (1.5%), compared to income tax expense of $0.4 million, with an effective tax rate of (1.1%) for the thirty-nine-week period ended November 26, 2011.  Our effective tax rate reflects minimum fees and taxes paid in certain jurisdictions combined with the ongoing impact of the full valuation allowance on our net deferred tax assets.

Net Loss.  As a result of the foregoing factors, we recorded a net loss of $12.0 million, or 3.8% of net sales and $0.34 per diluted share, for the thirty-nine weeks ended October 27, 2012, compared to a net loss of $39.3 million, or 11.4% of net sales and $1.11 per diluted share, for the thirty-nine weeks ended November 26, 2011.

Liquidity and Capital Resources

Cash flow and liquidity

We evaluate cash flow from operations, investing activities and financing activities in determining the sufficiency of our cash position.  Cash flow from operations has historically been sufficient to provide for our uses of cash.  We expect to operate our business and execute our strategic initiatives principally with funds generated from operations and, if necessary, from our New Credit Facility, subject to compliance with the financial covenant and its other terms and provisions.

Based on our current plans for fiscal 2012, we believe cash flows from operating activities and working capital to be sufficient to meet our operating and capital expenditures requirements for the remainder of the fiscal year.  We do not anticipate the need to utilize our New Credit Facility for any liquidity needs in the last quarter of fiscal 2012, other than to maintain and open letters of credit in the normal course of business.  Our operating plan for the last three months of fiscal 2012 contemplates positive same store sales and improvements in merchandise margins when compared to the comparable prior-year period.  The plan is dependent on our ability to consistently deliver merchandise that is appealing to our customers at a profitable price and to manage our costs effectively in order to satisfy our working capital and other operating cash requirements.  Our operating plan is based on a number of assumptions which involve significant judgment and estimates of future performance.  If our net sales, gross margins and operating results fall short of our expectations, we may be required to access some, if not all, of our New Credit Facility and potentially require other sources of financing to fund our operations.

We will continue to monitor our performance and liquidity and, if we believe it is appropriate or necessary to borrow under the New Credit Facility or obtain additional liquidity, we would first consider taking further steps intended to improve our financial position.  Steps we may consider include modifying our operating plan, seeking to reduce costs further, decreasing our cash spend and/or capital expenditures, as well as evaluating alternatives and opportunities to obtain additional sources of liquidity through the debt or equity markets.  It is possible these actions may not be sufficient or available or, if available, available on terms acceptable to us.

Net cash used in operating activities

Net cash used in operating activities totaled $25.5 million in the first thirty-nine weeks of fiscal 2012, an increase of approximately $12.3 million from net cash used in operating activities of $13.3 million in the first thirty-nine weeks of the transition period.  While the net loss in the first three quarters of fiscal 2012 was approximately $27.3 million less than the net loss in the first three quarters of the transition period, the net loss in the transition period included a non-cash asset impairment charge of approximately $11.4 million.  In addition, changes in our working capital accounts had a greater negative impact on cash flows from operating activities during the nine months ended October 27, 2012, as compared to the nine months ended November 26, 2011.

Significant fluctuations in our working capital accounts in the first thirty-nine weeks of fiscal 2012 included an $18.7 million increase in merchandise inventories, an $8.1 million increase in accounts payable, a $7.4 million decrease in accrued liabilities and an $8.0 million decrease in lease termination liabilities.  Merchandise inventories and accounts payable increased in conjunction with our historical seasonal inventory build for the fall and holiday selling season.  The decrease in accrued liabilities resulted from a reduction in our accrued gift card liability as more gift cards were redeemed than issued in the first thirty-nine weeks of fiscal 2012.  In addition, accrued liabilities declined due to a reduction in the current portion of lease termination liabilities.  The non-current portion of the lease termination liability also declined as we reached termination settlements on all but one of the stores closed as part of our restructuring initiative as of October 27, 2012.

The remainder of the change in cash used in operating activities was substantially the result of the net loss realized during the first thirty-nine weeks of fiscal 2012, after adjusting for non-cash charges, including depreciation and amortization, deferred lease related liabilities and stock-based compensation expense, combined with various other changes in our other operating assets and liabilities.

Net cash provided by investing activities

Net cash provided by investing activities totaled $18.3 million for the first thirty-nine weeks of fiscal 2012, an increase of $7.7 million from net cash provided by investing activities of $10.6 million during the thirty-nine weeks ended November 26, 2011.  Net cash provided by investing activities in the first thirty-nine weeks of fiscal 2012 consisted of $21.4 million of sales of investments, partially offset by $3.1 million of capital expenditures.  We opened eight new stores in the first nine months of fiscal 2012.  We expect to fund approximately $1.9 million of additional capital expenditures during the remainder of fiscal 2012 related to investments in our information technology infrastructure, visual product displays and fixtures to enhance the visual presentation of our merchandise, and to make other investments in our stores, corporate office and distribution center facility.

Net cash used in financing activities

Net cash used in financing activities in the first thirty-nine weeks of fiscal 2012 was approximately $0.4 million, a decrease of $6.2 million from $6.6 million of net cash used in financing activities for the thirty-nine weeks ended November 26, 2011.  In the first thirty-nine weeks of the transition period, approximately $6.4 million was used to fund the payment of three quarterly cash dividends.  In December 2011, we announced that the Board suspended the payment of a quarterly dividend.

Credit facility

On July 12, 2012, Christopher & Banks Corporation and its two subsidiaries, Christopher & Banks, Inc. and Christopher & Banks Company (collectively the “Borrowers”), entered into a Credit Agreement (the “New Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) as Lender.  The New Credit Facility replaced our prior credit facility with Wells Fargo.  The New Credit Facility provides us with revolving credit loans of up to $50.0 million in the aggregate, subject to a borrowing base formula based primarily on eligible credit card receivables, inventory and real estate, as defined in the New Credit Facility, and up to $10.0 million of which may be drawn in the form of standby and documentary letters of credit. The New Credit Facility expires in July 2017.

We recorded approximately $0.4 million of deferred financing costs in the second quarter of fiscal 2012 in connection with the New Credit Facility.  The deferred financing costs have been recorded within other assets on the consolidated balance sheet and will be amortized as interest expense over the related term of the New Credit Facility.

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

We had no revolving credit loan borrowings under our previous or New Credit Facility during the first nine months of fiscal 2012 or the entire transition period.  Historically, we have utilized our credit facility only to open letters of credit.  The total borrowing base at October 27, 2012 was $46.4 million.  As of October 27, 2012, we had open on-demand letters of credit of $3.7 million.  Accordingly, after reducing the borrowing base for the open letters of credit and the required minimum availability of $3.0 million, or 10% of the borrowing base, the net availability of revolving credit loans under the New Credit Facility was $38.1 million at October 27, 2012.

Merchandise Sourcing

We directly imported approximately 26% and 15% of our total merchandise purchases during the thirty-nine-week periods ended October 27, 2012 and November 26, 2011, respectively.  Substantially all of our remaining merchandise purchases were made from U.S.-based companies which import a significant amount of goods from overseas.  This reliance on sourcing from foreign countries may cause us to be exposed to certain risks, as indicated below and as discussed in Part I, “Item 1A. Risk Factors” in our Transition Report on Form 10-K for the transition period ended January 28, 2012.

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

We do not have long-term purchase commitments or arrangements with any of our suppliers or agents.  During the nine months ended October 27, 2012, one of our vendors supplied approximately 18% of our merchandise purchases and another vendor supplied approximately 11% of our merchandise purchases.  For the nine months ended November 26, 2011, one vendor supplied 18% of our merchandise purchases.  No other vendors supplied greater than 10% of our merchandise purchases for the nine months ended October 27, 2012 and November 26, 2011.

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

Beginning with its August 2012 merchandise assortment, the Company changed its payment terms from net 30 days to net 45 days from receipt of goods in its distribution center for vendors representing approximately 60% of its merchandise purchases.

Quarterly Results and Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, timing of promotional events and new store openings, adverse weather conditions, shifts in the timing of certain holidays and customer response to our seasonal merchandise mix.

Inflation

We do not believe that inflation had a material effect on our results of operations for the first three quarters of fiscal 2012.  Throughout the transition period, our merchandise costs were impacted by higher prices for cotton and synthetic fibers, along with increased production labor and transportation costs.  In addition, improvements in quality, construction, and fit also resulted in higher product costs.  Although we passed some of these price increases on to our customers during the transition period ended January 28, 2012, there was considerable resistance to higher prices.

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

(b)         Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended October 27, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
July 29, 2012 - August 25, 2012	—		—	—

August 26, 2012 - September 29, 2012	2,045	$3.31	—	—

September 30, 2012 - October 27, 2012	—		—	—
Total	2,045	$3.31	—	—

(1)         The shares of common stock in this column represent shares that were surrendered to us by stock plan participants in order to satisfy minimum withholding tax obligations related to restricted stock awards.

ITEM 3.

DEFAULTS UPON

SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

10.1

Amended Agreement between Christopher & Banks Corporation and Joel N. Waller effective as of October 2, 2012 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 2, 2012)

10.2

Amendment No. 1 effective as of October 2, 2012 to Non-Qualified Stock Option Agreement entered into between the Company and Joel Waller effective December 14, 2011 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 2, 2012)

10.3

Employment Agreement between Christopher & Banks Corporation and LuAnn Via, dated as of October 29, 2012 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 1, 2012)

10.4

Annual Incentive Non-Qualified Stock Option Agreement effective as of November 26, 2012 between LuAnn Via and Christopher & Banks Corporation (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed November 29, 2012)

10.5

Long-Term Incentive Non-Qualified Stock Option Agreement effective as of November 26, 2012 between LuAnn Via and Christopher & Banks Corporation (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed November 29, 2012)

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

101^

Financial statements from the Quarterly Report on Form 10-Q of Christopher & Banks Corporation for the fiscal quarter ended October 27, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements

* Filed with this report.

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

CHRISTOPHER & BANKS CORPORATION

Dated: December 6, 2012	By	/s/ LuAnn Via

LuAnn Via
Chief Executive Officer
(Principal Executive Officer)

Dated: December 6, 2012	By	/s/ Peter G. Michielutti

Peter G. Michielutti
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

CHRISTOPHER & BANKS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

INDEX TO EXHIBITS

Exhibit No.	Description

10.1

Amended Agreement between Christopher & Banks Corporation and Joel N. Waller effective as of October 2, 2012 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 2, 2012)

10.2

Amendment No. 1 effective as of October 2, 2012 to Non-Qualified Stock Option Agreement entered into between the Company and Joel Waller effective December 14, 2011 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 2, 2012)

10.3

Employment Agreement between Christopher & Banks Corporation and LuAnn Via, dated as of October 29, 2012 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 1, 2012)

10.4

Annual Incentive Non-Qualified Stock Option Agreement effective as of November 26, 2012 between LuAnn Via and Christopher & Banks Corporation (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed November 29, 2012)

10.5

Long-Term Incentive Non-Qualified Stock Option Agreement effective as of November 26, 2012 between LuAnn Via and Christopher & Banks Corporation (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed November 29, 2012)

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

101^

Financial statements from the Quarterly Report on Form 10-Q of Christopher & Banks Corporation for the fiscal quarter ended October 27, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements

* Filed with this report.

^ Pursuant to rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.