Form 10-K
period 2013-02-02
CHRISTOPHER & BANKS CORP
filed 2013-03-25
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2013

or

☐                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  YES  ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  YES  ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  YES  ☒  NO

The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant as of July 28, 2012, was approximately $75,320,929 based on the closing price of such stock as quoted on the New York Stock Exchange ($2.10) on such date.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, was 36,961,735 as of March 1, 2013 (excluding treasury shares of 9,790,718).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held June 27, 2013 (the “Proxy Statement”) are incorporated by reference into Part III.

CHRISTOPHER & BANKS CORPORATION
2012 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

General

Christopher & Banks Corporation is a Minneapolis, Minnesota-based retailer of women’s apparel and accessories, which operates retail stores through its wholly owned subsidiaries, Christopher & Banks, Inc. and Christopher & Banks Company (collectively referred to as “Christopher & Banks”, “the Company”, “we” or “us”). As of February 2, 2013, we operated 608 stores in 44 states, including 383 Christopher & Banks stores, 160 C.J. Banks stores, 40 dual-concept stores and 25 outlet stores. We also operate e-Commerce web sites for each of our brands at www.christopherandbanks.com and www.cjbanks.com.

History

Christopher & Banks Corporation, a Delaware corporation, was incorporated in 1986 to acquire Braun’s Fashions, Inc., which had operated as a family-owned business since 1956. We became a publicly traded corporation in 1992 and, in July 2000, our stockholders approved a company name change from Braun’s Fashions Corporation to Christopher & Banks Corporation. Our women’s plus size C.J. Banks brand was developed internally and we opened our first C.J. Banks stores in August 2000. Our Christopher & Banks and C.J. Banks e-commerce websites began operating in February 2008 to further meet our customers’ needs for style, quality, value and convenience.

On January 6, 2012, our Board of Directors (the "Board") amended and restated our By-Laws to provide that our fiscal year ends at the close of business on that Saturday in January or February which falls closest to the last day of January. Prior to this change, our fiscal year ended at the close of business on that Saturday in February or March which fell closest to the last day of February. In order to transition to the new fiscal calendar, our prior fiscal year was shortened from twelve months to eleven months. As a result, this Annual Report on Form 10-K ("Annual Report") covers the following fiscal periods; the twelve months (fifty-three weeks) ended February 2, 2013 ("fiscal 2012"), the eleven months (forty-eight weeks) ended January 28, 2012 (“transition period” or “transition year”) and the twelve months (fifty-two weeks) ended February 26, 2011 (“fiscal 2011”). Therefore, when our results of operations for the transition period are being compared to the results for fiscal 2012 and fiscal 2011, we are comparing results for an eleven-month period to results for a twelve-month period. We believe the change in our fiscal year end provides certain benefits, including aligning our reporting periods to be more consistent with those of other specialty retail apparel companies.

Christopher & Banks/C.J. Banks brands

Our Christopher & Banks brand offers unique and classic fashions featuring exclusively designed, coordinated assortments of women’s apparel and accessories in missy sizes 4 to 16 and petite sizes 4P to 16P in our Christopher & Banks stores and on our Christopher & Banks e-commerce web site. Our C.J. Banks brand offers similar assortments of apparel and accessories in women’s plus sizes 14W to 26W in our C.J. Banks stores and on our C.J. Banks e-commerce web site. Our dual-concept stores (“dual stores”) offer merchandise from both our Christopher & Banks and C.J. Banks brands, and all three size ranges (missy, petite and women’s plus) within each store, resulting in a greater opportunity to service our customers and increase productivity and enhance operating efficiencies. Our outlet stores also offer an assortment of both Christopher & Banks and C.J. Banks brand apparel and accessories servicing the missy, petite and women’s plus size customer in one location.

The casual lifestyle brand fashions sold by Christopher & Banks and C.J. Banks are typically suitable for both work and leisure activities and are offered at moderate price points. The target customer for Christopher & Banks and C.J. Banks generally ranges in age from 45 to 60 and is typically part of the female baby boomer demographic.

Segments

For details regarding the operating performance of our reportable segments, see Note 20, Segment Reporting, to the consolidated financial statements.

Strategy

We strive to provide our customers with a versatile, quality fashion apparel assortment at a great value and with a consistent fit. Our overall strategy for our two brands, Christopher & Banks and C.J. Banks, is to offer a compelling, evolving merchandise assortment through our stores and e-commerce web sites in order to satisfy our customers’ expectations for style, quality, value, versatility and fit, while providing knowledgeable and personalized customer service.

We have positioned ourselves to offer merchandise assortments balancing unique, novelty apparel with more classic and basic styles, at affordable prices. To differentiate ourselves from our competitors, our buyers, working in conjunction with our internal design group, strive to create a merchandise assortment of coordinated outfits, the majority of which are manufactured exclusively for us under our proprietary Christopher & Banks and C.J. Banks brand names.

Merchandise

Our merchandise assortments include women’s apparel, generally consisting of knit tops, woven tops, jackets, sweaters, skirts, denim bottoms, bottoms made of other fabrications and dresses in missy, petite and women’s plus sizes. We also offer a selection of jewelry and accessories in all stores and on our web sites.

Our merchant team is currently focused on delivering increased sales and improved gross profit through executing the following initiatives:

Continue to create well-balanced merchandise assortments

In the second half of the transition period and the first quarter of fiscal 2012, the majority of our merchandise assortments consisted of product offerings that were too updated and fashion forward for our customers' fashion taste, priced too high and lacking in key product categories. We provided our customer with too many upscale choices at full-retail prices that she was unwilling to pay. As a result, we had a significant increase in markdown levels required to compel her to purchase our merchandise and allow us to clear-through slow-selling styles.

Our merchant team was able to impact a portion of our summer fiscal 2012 product and delivered a well-balanced merchandise assortment in the third quarter. This included editing the number of unique styles offered, reducing retail ticket prices to levels more in-line with our traditional offerings and providing styles that better align with our customers' fashion preferences. Going forward, our merchants are focusing on building assortments with fewer styles that are more balanced by increasing the amount of 'good' and 'better' product offerings and decreasing the number of 'best' offerings. This involves increasing the penetration of core product in our deliveries, including basic knit layering pieces and classic bottoms, increasing the representation of mid-priced 'better' selections, such as printed tees and novelty jackets and sweaters, while reducing the number of higher priced 'best' offerings. Our goal is to continue to reduce the overall number of unique styles we carry, allowing us to present a more focused and compelling product assortment with fewer, more relevant selections.

In fiscal 2013, we plan to continue to reduce the number of unique styles offered by approximately 30% and increase the depth provided in key merchandise categories. More focus will be placed on our core knit business and providing the appropriate balance of unique novelty styles. We are reintroducing a classic cotton shirt business with increased breadth of color offerings in key silhouettes. Our bottoms business will concentrate on delivering consistent fit, versatility and comfort. We will also continue to grow the penetration of vests and jackets in our assortments, balancing casual and wear-to-work styles at opening price points and more unique styles at better and best retail prices. Emphasis will continue to be placed on our accessories offerings and an overall focus on providing comprehensive outfitting options.

Maintain price/value correlation

We increased our retail ticket prices in the transition period and our customers did not respond positively. As a result, for fiscal 2012, one or our key goals was to mitigate markdown levels by offering more attractive opening price points and simplifying the number of price points offered to our customers.

The change in our approach to pricing supports our 'good, better, best' balanced product offerings. As we increased the penetration of core product offerings in our assortments, we were able to drive sales volume by offering more styles at attractive opening price points that our customers have begun to accept without steep discounting or markdowns. In addition, we reduced the number of price points across all categories to simplify the shopping experience.

We are committed to offering our customers value. All product offerings, including those falling into our 'better' and 'best' classifications, have been priced at levels that are intended to be more attractive to our customers. Retail ticket prices for our third and fourth quarter fiscal 2012 product deliveries were approximately 20% lower than in the comparable period last year. We plan to continue to offer this pricing strategy in fiscal 2013 and believe this will continue to result in improved net sales, reduced markdowns, higher average unit retail selling prices and increased gross profit.

Optimize inventory productivity and margin performance

Another key goal for us at Christopher & Banks is to maximize inventory productivity through focused and timely markdown management, refined analysis of the appropriate merchandise receipt level required to drive sales and improved margins and ongoing refinement of the appropriate timing and number of major merchandise deliveries.

Historically, we have developed and delivered a full, unique merchandise assortment to our stores on a monthly basis. In order to simplify and accelerate our product development process, beginning in September 2012, we reduced the number of major product deliveries to our stores by half. These deliveries reflect increased depth with a greater number of units of key styles.

As we move into fiscal 2013, we will continue to review the frequency and timing of our merchandise deliveries to optimize inventory turns and margin performance. We will also continue to evaluate and refine the amount and timing of product flow between major assortment deliveries to ensure the appropriate balance of consistently providing fresh colors and styles to our stores and customers.

Enhance promotional strategy

We have analyzed our promotional cadence and adjusted our markdown strategy in an effort to minimize and reverse the significant merchandise margin erosion we experienced in the transition period and the first quarter of fiscal 2012. While we anticipate that, in order to be competitive, we will need to continue to be promotional, we are testing and implementing more targeted, unique, pre-planned promotions in an effort to improve merchandise margins and lessen our reliance on storewide promotional events. We are also working to develop product that will support specific promotional events and deliver improved margin performance. In addition, we have adopted a more focused and timely approach to our markdown process that quickly addresses underperforming styles on a unique basis in an effort to utilize our markdowns as efficiently as possible. We are also placing a greater emphasis on liquidating merchandise in-store and utilizing our Outlet stores as a liquidation channel for older product deliveries rather than utilizing a third party liquidator.

Sourcing

We have analyzed all aspects of our product development and sourcing practices to identify opportunities to simplify and accelerate the process. Improving speed-to-market was one of our critical initiatives in fiscal 2012 to help improve sales and gross profit by allowing us to react more quickly to current selling trends in-season. We directly imported approximately 28% of our merchandise purchases in fiscal 2012 from overseas manufacturers. Going forward, we believe it is critical to concentrate more of our merchandise purchases with fewer key suppliers to become more significant to our vendor base. We believe this will allow us to achieve better pricing by leveraging larger order quantities and receive faster delivery times from these key vendors. At the same time, we are working to ensure our vendor matrix is balanced to reduce potential risks associated with reliance on limited resources. We also continue to leverage fabric purchases across our brands and product offerings to minimize cost of goods.

Our merchandise costs throughout the transition period were impacted by higher prices for cotton and synthetic fibers, along with increased production labor and transportation costs. Although we passed some of these price increases on to our customers in the transition period, there was resistance to the higher prices. As a result, we increased our efforts to provide quality merchandise to our customers at an attractive price. Product costs, particularly the cost of cotton, moderated in fiscal 2012, declining to more historical levels. We currently expect product costs to remain steady in fiscal 2013.

Customer Experience

In an effort to drive improved sales productivity, we continue to strive to enhance our customer experience. We have focused our associates on strengthening our selling culture while providing more knowledgeable and personalized service to our customers. We have refined and reintroduced a selling program that includes a significant focus on grass roots connections with our customers and improving our store associates' product knowledge through more frequent collaboration with our merchant team. We also continue to strive to deliver exceptional, personalized customer service in a warm and inviting store environment. In addition, we continue to refine and add new visual merchandising elements to our stores to maximize merchandise displays, highlight outfitting options and to provide more compelling window presentations incorporating product and marketing messages in order to drive increased numbers of new and existing customers into our stores.

In July 2012, we initiated a 28-store pilot program to test various strategies, including increasing inventory and staffing levels, adding a key item table program and more updated fixtures and starting a new employee incentive program to improve service and drive conversion. We added 26 additional stores and one complete district of 14 stores to the pilot program in October 2012 in order to continue to evaluate how these initiatives will work at stores with differing volume levels. In the fourth quarter of fiscal 2012, our pilot test stores experienced a 38% increase in same store sales, which exceeded our overall 18.5% increase same store sales for the quarter.

We added 32 additional stores to the pilot program at the beginning of fiscal 2013, bringing the number of test stores to approximately 100 in total. We will continue to test and evaluate various initiatives with these stores, including grass roots marketing and updated visual fixtures, in addition to optimizing our staffing and inventory levels. Once we complete the evaluation, we plan to implement the test results across our store base with the objective of maximizing profitability and productivity.

Marketing

Our marketing efforts continue to be focused on maximizing the benefits of our customer relationship management ("CRM") system database and Friendship Rewards Loyalty Program to strengthen communication with our customers. Friendship Rewards is a point-based program where members earn points based on purchases. After reaching a certain level of accumulated points, members are rewarded with a certificate which may be applied towards purchases at our stores or web sites. The program has helped us build our CRM database allowing us to reach more customers through e-mail and direct mail communication. In fiscal 2013, we plan to place greater importance on communicating with our customers via direct mail with fashion and promotional messages designed to drive increased traffic to our store locations and web sites. In addition, we will continue to stress grass roots marketing efforts, such as in-store fashion shows and calling campaigns, as another means of increasing customer traffic.

During the first quarter of fiscal 2012, we launched a private label credit card program with a sponsoring bank which provides for the issuance of credit cards bearing the Christopher & Banks and C.J. Banks brands. The sponsoring bank manages and extends credit to our customers and is the sole owner of the accounts receivable generated under the program. As part of the program, we received a signing bonus of $0.5 million from the sponsoring bank and earn revenue based on card usage by our customers. We are pleased with our customers' acceptance of the program and, by July 2012, we exceeded our original goal for approved credit-card applications for all of fiscal 2012. The program has been a successful tool to re-engage customers who had not shopped with us over the past 12 months and we plan to leverage this program further in fiscal 2013 by incorporating private label credit card statement inserts into our direct marketing efforts to drive repeat purchasing.

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

We plan to increase the focus on our e-commerce business in fiscal 2013 as we believe we have the opportunity to increase traffic by leveraging our existing customer base and acquiring new customers through investments in technology and expertise. In the first quarter of fiscal 2013, we plan to implement a new platform hosted by our third-party e-commerce provider that will provide increased efficiencies in site management, including visual merchandising and campaign management. In addition, we plan to add resources to our e-commerce team including a Vice President as well as an online marketing manager. We also plan to fine-tune our on-line exclusive product assortments to capitalize on our strength in denim, wear-to-work and thematic merchandise, in addition to offering various bottom lengths, including petite and tall, while increasing testing of extended sizes and new merchandise categories.

The web sites referenced above and elsewhere in this Annual Report are for textual reference only and such references are not intended to incorporate our web sites into this Annual Report.

Restructuring/Store Closing Initiative

In the third quarter of the transition period, we announced that, following an in-depth analysis of our store portfolio, the Board approved a plan to close approximately 100 stores, most of which were underperforming. Ultimately, 103 stores were identified for closure. Ninety of the 103 stores identified for closure were closed in the transition period, with the remaining 13 stores closed during the first half of fiscal 2012. This completed the store closures related to the restructuring initiative. Additionally, we restructured the occupancy costs for approximately half of our remaining stores and converted or consolidated a number of existing Christopher & Banks and C.J. Banks stores into dual format stores.

During the third quarter of the transition period, we performed an impairment analysis on certain store assets triggered by the in-depth review of the store portfolio referenced above, as well as the significant decline in merchandise margins during the third quarter of the transition period and the projected continuation of this trend into the fourth quarter. As a result, we recorded pre-tax and non-cash asset impairment charges of approximately $11.4 million in the transition period.

The store closings and other store-level cost reduction initiatives resulted in the termination of employment of approximately 14% of the overall part-time and full-time store sales associates and store managers. We also reduced our corporate office headcount by approximately 15% and our store operations field management team by approximately 27% during the second half of the transition period. Total severance charges of approximately $1.2 million were recorded in the transition period related to these reductions in staff.

In the fourth quarter of the transition period, we recorded estimated lease termination fees of approximately $11.8 million, which were partially offset by the reduction of deferred obligations related to closed stores, for a net expense of approximately $8.2 million related to lease termination costs. These charges consisted primarily of the costs of future obligations related to closed store locations. Discounted liabilities for future lease costs and the fair value of related subleases of closed locations are recorded when the stores are closed; these amounts are subject to adjustments as liabilities are settled. In assessing the discounted liabilities for future costs of obligations related to closed stores, we made assumptions regarding amounts of future subleases. If the assumptions or their related estimates changed, we recorded additional exit costs or reduced exit costs previously accrued. Management negotiated with landlords to mitigate the amount of lease termination liabilities and actual settlements varied from recorded obligations.

In fiscal 2012, we recorded a net credit of approximately $5.2 million related to restructuring and impairment costs. We recorded a non-cash benefit of approximately $6.5 million related to 55 stores where the amount recorded for net lease termination liabilities exceeded the actual settlements negotiated with landlords. We recorded approximately $0.3 million of additional lease termination liabilities related to three stores closed in the first quarter of fiscal 2012. We also recorded approximately $0.4 million of non-cash asset impairment charges related to 14 stores we plan to continue to operate and four stores closed in January 2013. In addition, we recognized approximately $0.6 million of professional services related to the restructuring initiative. We do not expect to incur any additional payments or expenses related to the restructuring initiative in fiscal 2013.

Real Estate

In addition to the store closing/restructuring initiative, we have reevaluated our overall real estate strategy, including continuing to identify and close underperforming locations and to reduce the number of new store openings. We began fiscal 2012 with 402 Christopher & Banks stores, 199 C.J. Banks stores, 62 dual stores and 23 outlet stores. During fiscal 2012, we opened four new dual stores and two outlet stores. All of the dual store openings represented combinations or the repositioning of previously existing Christopher & Banks and C.J. Banks store locations in mature markets. We opened the two outlet locations in markets where we deemed it was strategically important to operate outlet store locations.

In addition to the 13 stores closed as part of our restructuring initiative, we closed 71 additional stores in fiscal 2012. We ended the year with 383 Christopher & Banks stores, 160 C.J. Banks stores, 40 dual stores and 25 outlet stores. Approximately 75% of our leases expire or come up for renewal within the next three fiscal years, which we believe will offer us significant flexibility to restructure occupancy expense further and, if necessary, close additional underperforming stores. However, in some cases we may need to pay higher rents in order to continue to lease certain locations.

In the second half of fiscal 2012, we converted 24 dual stores back into Christopher & Banks stores. While we believe the dual store format represents a growth opportunity, these 24 stores did not have the women's plus size customer base or adequate square footage to support meaningful assortments of our missy, petite and women's plus size merchandise offerings characteristic of our dual concept stores.

We currently plan to open five new outlet stores and one new dual store in fiscal 2013. Over the long term, we expect store expansion to be driven primarily through adding new outlet locations. We also plan to focus on finding opportunities to convert existing Christopher & Banks and C.J. Banks stores to dual stores where we believe we can better serve our customer by providing our full complement of missy, petite and women's plus sizes in a single location.

Store Operations

We manage our store organization in a manner that encourages participation by our field associates in the execution of our business and operational strategies. Our store operations are organized geographically into districts and regions. Each district is managed by a district manager, who typically supervises an average of 14 stores. We have four regional managers who supervise our district managers.

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

Competition

The women’s retail apparel business is highly competitive. We believe that the principal basis upon which we compete is by providing fashionable, versatile, quality merchandise assortments at a great value and with a consistent fit. We also believe our visual merchandise presentation, personalized customer service and store locations help to differentiate us from our competition. Our competitors include a broad range of national and regional retail chains that sell similar merchandise, including department stores, specialty stores, discount stores, mass merchandisers and Internet-based retailers. Many of these competitors are larger and have greater financial resources than we do, allowing them to engage in significant marketing campaigns and aggressive promotions. We believe that our unique merchandise assortments, strong visual presentation, product quality, affordable merchandise price and customer service can enable us to compete effectively.

Employees

As of March 1, 2013, we had approximately 1,500 full-time and 4,000 part-time associates. The number of part-time associates typically increases during November and December in connection with the holiday selling season and during our semi-annual Friends & Family events. Approximately 200 of our associates are employed at our corporate office and distribution center facility, with the remaining associates employed in our store field organization. Our employees are not represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and consider our relationship with our employees to be good.

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

Trademarks and Service Marks

The Company, through our wholly owned subsidiary, Christopher & Banks Company, is the owner of the federally registered trademarks and service marks “christopher & banks,” which is our predominant private brand, and “cj banks,” our women’s plus size private brand. Management believes these primary marks are important to our business and are recognized in the women’s retail apparel industry. Accordingly, we intend to maintain these marks and the related registrations. U.S. trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade. Management is not aware of any challenges to our right to use either of these marks.

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

ITEM 1A. RISK FACTORS

Our business is subject to a variety of risks and thus an investment in our stock is also subject to risk. The following risk factors should be read carefully in connection with evaluating our business and in the forward-looking statements that are contained in this Annual Report on Form 10-K, as well as certain of our other filings with the Securities and Exchange Commission (“SEC”). Any of the following risks and uncertainties could materially adversely affect our business, financial condition, results of operations, liquidity, the trading price of our stock and the outcome of matters as to which forward-looking statements are made in this report. Additional risks that we do not yet know of or currently believe are immaterial may also impact our business operations.

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

While the United States economy has improved since the global financial crisis in 2008, a prolonged economic downturn and slow recovery, including higher rates of unemployment, rising commodity prices, declining real estate market values and increasing tax rates, have had in the past, and may continue to have, a material negative effect on our business, financial condition and results of operations. In addition, economic conditions could negatively impact the Company's retail landlords and their ability to maintain their shopping centers in a first-class condition and otherwise perform their obligations, which in turn could negatively impact our sales.

Our ability to attract customers to our stores that are located in regional malls and other shopping centers depends heavily on the success of the malls and the centers in which our stores are located, and any decrease in customer traffic could cause our sales to be less than expected.

The vast majority of our current stores are located in shopping malls and other retail centers. Sales at these stores are derived in considerable part from the volume of traffic generated in those malls or retail centers and surrounding areas. Our stores benefit from the ability of adjacent tenants to generate consumer traffic near our stores and the continuing popularity of the regional malls and outlet, lifestyle and power centers where our stores are located. Customer traffic and, in turn, our sales volume may be adversely affected by, among other things, economic downturns nationally or regionally, high fuel prices, increased competition from other retail companies or from non-mall or retail centers where we do not have stores, changes in consumer demographics, the closing of anchor stores or a decline in the popularity of shopping malls and other retail centers among our target customers. A reduction in customer traffic as a result of these and any other factors could result in lower sales and leave us with excess inventory. In such circumstances, we may have to respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which could adversely impact our merchandise margins and operating income.

To take advantage of customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable locations where competition for suitable store locations is strong.

Our inability to sustain an acceptable level of gross margins could have a material adverse impact on our business, profitability and liquidity.

We experienced significant declines in our overall gross margin for the transition period ended January 28, 2012. During the latter portion of the fiscal year ended February 2, 2013, we were able to begin reversing this trend and achieved improvement in our gross margins; however, our ability to maintain or improve these margins is subject to a variety of challenges.

The apparel industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from customers to reduce the costs of products and changes in consumer spending patterns. These factors may cause us to reduce our sales prices to consumers, which could cause our gross margin to decline if we are unable to appropriately manage inventory levels and/or otherwise offset price reductions with comparable reductions in our operating costs. If our sales prices decline and we fail to sufficiently reduce our product costs or operating expenses, it will adversely impact our operating income. This could have a material adverse effect on our results of operations, liquidity and financial condition.

We operate in a highly competitive retail industry. The size and resources of some of our competitors may allow them to compete more effectively than we can, which could reduce our revenues, profits and market share.

The women's specialty retail apparel business is highly competitive. We believe we compete primarily with department stores, specialty stores, discount stores, mass merchandisers and Internet-based retailers that sell women's apparel. Many of our competitors are companies with greater financial, marketing and other resources available to them and may offer a broader selection of merchandise than we do. They may be able to adapt to changes in customer preferences more quickly, devote greater resources to the marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can. In addition, the women's specialty apparel industry has become more promotional over the past several years. As a result, we are likely to continue to experience pricing pressure, which in turn could lead to increased marketing expenditures, loss of market share and reduced gross margins. In addition to competing for sales, we compete for favorable store locations, lease terms and qualified associates. Increased competition in these areas may result in higher costs, which could reduce our sales and margins and adversely affect our results of operations.

If we are unable to anticipate or react to changing consumer preferences in a timely manner and offer a compelling product at an attractive price, our sales, gross margins and results of operations would be adversely impacted.

Our success largely depends on our ability to consistently gauge and respond on a timely basis to fashion trends and provide a balanced assortment of merchandise that satisfies changing fashion tastes and customer demands. Forecasting consumer demand for our merchandise is difficult. In addition, our merchandise assortment differs from season to season and, at any given time, our assortment may not resonate with our customers. On average, we begin the design process for apparel six to eight months before the merchandise is available to customers, and we typically begin to make purchase commitments four to six months in advance of delivery to stores. These lead times can make it difficult for us to respond quickly to changes in the demand for our products or to adjust the cost of the product in response to customers' fashion or price preferences. Any missteps may affect merchandise desirability and gross margins, and result in excess inventory levels. If we miscalculate either the market for our merchandise or our customers' tastes or purchasing habits, we may be required to sell a significant amount of unsold inventory at below average markups over cost, or below cost, which would have an adverse effect on our margins and results of operations. On the other hand, if we underestimate demand for our merchandise, we may experience inventory shortages, resulting in missed sales and lost revenues.

If we are unable to maintain the value of our brands and our trademarks, that may adversely affect our business and financial performance.

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

We also believe that our “christopher & banks”, “cj banks” and related trademarks are important to our success and we register a number of our trademarks in an effort to protect them. Even though we take actions to establish, register and protect our trademarks and other proprietary rights, we cannot be sure that we will be successful or that others will not imitate or infringe upon our intellectual property rights. In addition, we cannot assure that others will not seek to block the sale of our products as infringements of their trademark and proprietary rights. If we cannot adequately protect our existing and future trademarks or prevent infringement of them, our business and financial performance could suffer. In addition, others may assert rights in, or ownership of, trademarks and other intellectual property rights or in marks that are similar to ours, and we may not be able to successfully resolve these types of conflicts to our satisfaction. In some cases, there may be holders who have prior rights to similar marks. Failure to protect our trademarks could adversely affect our business.

There are risks associated with our e-commerce business.

We sell merchandise over the internet through our web sites, www.christopherandbanks.com and www.cjbanks.com, which represent a modest percentage of our total sales. Our e-commerce operations are subject to numerous risks, including:

•	unanticipated operating problems;

•	the successful implementation of new systems and upgrades;

•	reliance on a single third party relating to the operation of the website order fulfillment and customer service;

•	reliance on third party computer hardware and software;

•	diversion of sales from our stores;

•	liability for online content;

•	lack of compliance with or violations of applicable state or federal laws and regulations, including those relating to online privacy and the resulting impact on consumer purchases;

•	credit card fraud;

•	system failures or security breaches and the costs to address and remedy such failures or breaches; and

•	timely delivery of our merchandise to our customers by third parties.

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

We use third parties in various aspects of our business or to support our operations. We have a long-term contract with a third party to manage much of our e-commerce operations, including order management, order fulfillment and customer service. We rely on third parties to inspect the factories where our products are made for compliance with our vendor code of conduct. We may rely on a third party for the implementation and/or management of certain aspects of our information technology infrastructure. We also rely on third parties to transport merchandise and deliver it to our distribution center, as well as to ship merchandise to our stores and to our third party e-commerce fulfillment center.

Failure by any of these third parties to perform these functions effectively and properly could disrupt our operations and negatively impact our profitability and reputation.

Extreme and/or unseasonable weather conditions could have a disproportionate effect on our business, financial condition and results of operations.

Extreme weather conditions in the areas in which our stores are located could have an adverse effect on our business, financial condition and results of operations. For example, inclement weather conditions over a prolonged period might make it difficult for our customers to travel to our stores and/or result in temporary store closures. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our merchandise offerings incompatible with those unseasonable conditions in the affected areas.

Natural disasters, pandemic outbreaks, terrorist acts and global political events could cause permanent or temporary distribution center or store closures, impair our ability to purchase, receive or replenish inventory or cause customer traffic to decline, all of which could result in lost sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as tornadoes, fires, flood and earthquakes, pandemic outbreaks, terrorist acts or disruptive global political events, such as civil unrest in countries in which our suppliers are located, or similar disruptions could adversely affect our operations and financial performance. To the extent these events result in the closure of our distribution center and/or corporate headquarters, or a significant number of our stores, or impact one or more of our key suppliers, our operations and financial performance could be materially adversely affected. These events also could have indirect consequences, such as loss of property or other damage which may or may not be covered by insurance.

We may not continue to successfully implement our strategic and tactical initiatives.

In conjunction with several changes in the chief executive officer position and in our merchant organization over the past 12 to 15 months, we have undertaken a series of initiatives to improve sales, gross margins and earnings in order to return to profitability. While considerable progress on these initiatives has been made, our ability to continue to make progress depends upon a number of factors (such as continuing to provide our customers with a compelling, well balanced product assortment at reasonable prices and optimization of inventory productivity) which could result in unexpected costs, delays or failure to meet our internal expectations. If we are unable to improve our financial performance, our results of operations and ability to generate cash flow could be adversely affected.

We are subject to risks associated with leasing all of our store locations.

We currently lease all of our store locations. Our leases range from month-to-month to approximately ten years. A number of our leases have early termination provisions if we do not achieve specified sales levels after an initial term and, in some cases, allow us to pay rent based on a percent of sales if we fail to achieve certain specified sales levels. The leases for approximately

59% of our store base expire between March 1, 2013 and January 31, 2015. We believe that over the last few years we have been able to negotiate favorable rental rates and extend leases due in part to the state of the economy and higher than usual vacancy rates. It is possible this trend may not continue and that we will either need to pay higher operating costs or close stores in connection with such lease extension negotiations, which could adversely impact our financial performance, results of operations and ability to generate cash flow.

Improving our store productivity will be largely dependent upon our success in continuing to rationalize our existing store portfolio, as well as in maintaining or increasing customer traffic in our stores and converting that traffic into sales.

The average sales per square foot in our stores has improved during the recently completed fiscal year, a reflection of the positive effect of our strategic and tactical initiatives. However, the average sales per square foot of our current store base is well below historical levels. Improving the profitability of our existing stores and optimizing store productivity is critical to our future growth and profitability. Our ability to increase the productivity of our stores will be largely dependent upon our ability to continue to rationalize our existing store portfolio as well as our ability to generate customer traffic to our stores and to convert that traffic into sales.

We have closed more than 170 stores over the last 24 months and, as of March 1, 2013, operate 605 stores. We expect that the reduction in store locations will help to increase our store productivity by eliminating overlap in certain markets and allowing management to focus its resources, such as store merchandise inventories and capital expenditures, on a more streamlined and more productive store base. If the restructured occupancy costs or improvements in store productivity are not at the level that we expect, our revenues, margins, liquidity and results of operations could be adversely affected.

We are highly dependent on a few suppliers and our business could suffer if we needed to replace them.

We do not own or operate any manufacturing facilities.  Instead we depend on independent third parties to manufacture our merchandise. For the most recently completed fiscal year, our ten largest suppliers accounted for approximately 56% of the merchandise we purchased and we purchased 18% and 12% of our goods respectively from our two largest suppliers.

We generally maintain non-exclusive relationships with the suppliers that manufacture our merchandise and we compete with other companies for production facilities. As a result, we have no contractual assurances of continued supply or pricing, and any supplier, including our key suppliers, could discontinue selling to us at any time. Moreover, a key supplier may not be able to supply our inventory needs due to capacity constraints, financial instability or other factors beyond our control, or we could decide to stop using a supplier due to quality or other issues. If we were required to change suppliers or if a key supplier were unable to supply desired merchandise in sufficient quantities on acceptable terms, we could experience delays in receipt of inventory until alternative supply arrangements were secured. These delays could result in lost sales and a decline in customer satisfaction.

Our reliance on foreign sources of production poses various risks.

For the last fiscal year, we directly imported approximately 28% of our merchandise, and much of the merchandise we purchase domestically is made overseas. Substantially all of our directly imported merchandise is manufactured in Asia.

Because a significant portion of our merchandise is produced overseas, we are subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as:

•	significant delays in the delivery of cargo;

•	imposition of or increases in duties, taxes or other charges on imports;

•
imposition of new legislation or regulations relating to import quotas or other restrictions that may limit or prohibit merchandise that may be imported into the United States from countries or regions where we do business or increase the cost of the merchandise we purchase;

•	financial or political instability in any of the countries in which our merchandise is manufactured;

•	potential recalls or cancellations of orders for any merchandise that does not meet our quality standards;

•	inability to meet our production needs due to labor shortages; and

•
natural disasters, political or military conflicts, disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas.

Any of the foregoing factors, or a combination of them, could result in our inability to obtain sufficient quantities of merchandise or increase our costs, thereby negatively impacting sales, gross profit and operating income.

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

Costs of raw materials, transportation or labor rates may increase, which could erode margins and impact our profitability.

The raw materials used to manufacture our products and our transportation and contract manufacturing labor costs are subject to availability constraints and price volatility. Consequently, higher product costs as a result of one or more of these factors could have a negative effect on our gross profits, as we may not be able to pass such costs on to our customers and, therefore, our gross margins may decline due to such higher sourcing costs.

We rely on independent third party transportation providers for substantially all of our merchandise shipments.

We currently rely upon independent third party transportation providers for substantially all of our merchandise shipments, including shipments to our stores, our e-commerce fulfillment center and our e-commerce customers. Our use of outside delivery services for shipments is subject to a variety of risks which may impact a shipper's ability to provide delivery services that adequately meet our shipping needs. If we change shipping companies, we could face logistical difficulties that could adversely impact deliveries and we would incur costs and expend resources in connection with such a change. Moreover, we may not be able to obtain terms as favorable as those received from independent third party transportation providers we currently use, which would increase our costs.

We and our suppliers utilize ports to import our products from Asia and other regions.

The vast majority of our products are shipped by ocean. If a disruption occurs, for whatever reason, in the operation of ports through which our products are imported, we and our suppliers may have to ship some or all of our products from Asia by air freight or to alternative shipping destinations in the United States. Shipping by air is significantly more expensive than shipping by ocean and our profitability could be reduced. Similarly, shipping to alternative destinations in the U.S. could lead to increased lead times and costs on our products. A disruption at ports (domestic or abroad) through which our products are imported could have a material adverse effect on our results of operations and cash flows.

Our business could suffer if one or more of our suppliers fails to comply with applicable laws or to follow acceptable labor practices.

We expect manufacturers of the goods that we sell to operate in compliance with applicable laws and regulations and comply with our social compliance program. Although each of our purchase orders requires adherence to accepted labor practices, applicable laws and compliance with our vendor code of conduct, we do not supervise or control our suppliers or the manufacturers that produce the merchandise we sell. Our social compliance program is intended to promote ethical business practices, and our staff and the staff of the third party auditing service company periodically visit or inspect the operations of our independent manufacturers to, among other things, assess compliance with our vendor code of conduct. Nonetheless, the violation of any labor or other laws, or the divergence from ethical labor practices, by any of our suppliers or their U.S. and non-U.S. factories could damage our reputation, interrupt or disrupt shipment of products, result in a decrease in customer traffic to our stores and adversely affect our sales and net income.

We have experienced considerable management turnover and our future success will depend to a significant extent on our ability to retain the current leadership team and their ability to execute a successful business strategy.

Our business requires disciplined execution at all levels of our organization in order to timely deliver and display fashionable merchandise in appropriate quantities in our stores. This execution requires experienced and talented management. Over the past two years, we have experienced a number of changes in our leadership ranks, including the positions of president and chief executive officer, chief financial officer and lead merchants. We currently have a leadership team with a great deal of experience in apparel retailing. If we were to lose the benefit of this experience, our business, financial condition and results of operations could be materially and adversely affected. Our future success will depend to a significant extent on the current leadership team's ability to successfully manage the business, to lead and motivate our employees, and to work effectively together. If this leadership team is not successful in that regard, our ability to execute our business strategy and tactical initiatives could be adversely affected. Future turnover within senior management could adversely impact the execution of our business strategies and our results of operations, and it may make recruiting for future management positions more difficult.

Our sales and results of operations could deteriorate if we fail to attract, develop and retain qualified employees.

We believe that our success will depend considerably on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for personnel in the retail industry. Like most retailers, we experience significant employee turnover rates, particularly among store sales associates and store managers. We therefore must continually attract, hire and train new personnel to meet our staffing needs. We constantly compete for qualified personnel with companies in our industry and in other industries and qualified individuals may be in short supply in some geographic areas. A significant increase in the turnover rate among our sales associates and managers would increase our recruiting and training costs and could decrease our operating efficiency and productivity. If we are unable to retain our current employees or attract, train, assimilate and retain other skilled personnel in the future, we may not be able to service our customers as effectively, which could impair our ability to increase sales and could otherwise harm our business.

We are heavily dependent on our information technology systems and our ability to maintain and upgrade these systems from time-to-time.

The efficient operation of our business is heavily dependent on our information technology systems (“IT systems”). In particular, we rely on point-of-sale terminals, which provide information to our host analysis systems used to track sales and inventory. The host systems help integrate our design, third party manufacturing, distribution and financial functions, and we integrated with our reporting service to provide daily financial and sales information. Although our applications and data are backed up and securely stored off-site, our main data center is located at our headquarters in Plymouth, Minnesota. The data center and our operations are vulnerable to damage or interruption from:

•	fire, flood and other natural disasters;

•
power loss, computer systems failures, Internet and telecommunications or data network failure, operator negligence, improper operation by or supervision of employees, physical and electronic loss of data or security breaches, IT systems appropriation and similar events; and

•	computer viruses or software bugs.

Any disruption in the operation of our IT systems, the loss of employees knowledgeable about such systems or our failure to continue to effectively modify such systems could interrupt our operations or interfere with our ability to sell goods in-store, which could result in reduced net sales and affect our operations and financial performance. In addition, any interruption in the operation of our Internet websites could cause us to lose sales due to the inability of customers to purchase merchandise through our websites during such interruption.

From time-to-time, we improve and upgrade our IT systems and the functionality of our Internet websites. The cost of any such system upgrades or enhancements can be significant. If we are unable to maintain and upgrade our systems or Internet websites, or to integrate new and updated systems or changes to our Internet websites in an efficient and timely manner, our business, financial condition and results of operations could be materially and adversely affected.

We are subject to cyber security risks and may incur additional expenses in order to mitigate such risks or in response to a security breach. In addition, incidents in which we fail to protect our customers' information against security breaches could result in monetary damages against us and could otherwise damage our reputation, harm our businesses and adversely impact our results of operations.

Our business, and that of our third party service providers, employ systems and websites that allow for the secure storage and/or transmission of proprietary or confidential information by us and these third party service providers regarding our customers, employees, job applicants and others, including credit card information and personal identification information. Despite these preventative efforts, security and/or privacy breaches could expose us and our third party service providers to a risk of loss or misuse of this information, litigation and potential liability. Attacks may be targeted at us or our customers. Actual or anticipated attacks may cause us to incur significant additional expense, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants. Any compromise or breach of our security may result in a violation of applicable privacy and other laws, significant legal and financial exposure, considerable additional expense, and a loss of confidence in our security measures, which could have an adverse effect on our business and our reputation. Experienced computer programmers and hackers, or even internal users, may be able to penetrate, create systems disruptions or cause shutdowns of our information systems or that of third party companies with which we have contracted to provide payment processing services. As a result, we could incur significant expenses addressing problems created by these breaches. In addition, any compromise of customer information could subject us to customer or government litigation and harm our reputation, which could adversely affect our business and growth.

We collect and store customer information for marketing purposes. In addition, a number of states have adopted breach of data security statutes or regulations that require notification to consumers if the security of their personal information is breached. Any limitations imposed on the use of such customer information, whether imposed by federal or state governments or business partners, could have an adverse effect on our future marketing activities. Governmental focus on data security may lead to additional legislative action, and the increased emphasis on information security may lead customers to request that we take additional measures to enhance security. As a result, we may have to modify our business with the goal of further improving data security, which would result in increased expenses and operating complexity.

We depend on a single facility to conduct our operations and distribution of merchandise and our business would suffer a material adverse effect if this facility were shut down or its operations severely disrupted.

Our corporate headquarters and our only distribution facility are located in one facility in Plymouth, Minnesota. Our distribution facility supplies merchandise to our retail stores and our third party e-commerce provider. Any serious disruption to our distribution facility or a shut down for any reason, could delay shipments to stores and result in inventory shortages which could negatively impact our results of operations. In addition, much of our computer equipment and all of our senior management, including critical resources dedicated to merchandising, finance and administrative functions, are located at our corporate headquarters. In the event of a disaster or other calamity impacting our corporate operations, our management and staff would have to find and operate out of other suitable locations. We have little experience operating essential functions away from our main corporate offices and are uncertain what effect operating such satellite facilities might have on business, personnel and results of operations.

Although we maintain business interruption and property insurance, management cannot be assured that our insurance coverage will be sufficient or that any insurance proceeds will be timely paid to us if our distribution center or corporate offices were shut down for any unplanned reason.

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

Should we be unable in the future to borrow under the Credit Facility, it is possible, depending on the cause of our inability to borrow, that we may not have sufficient cash resources for our operations. If that were to occur, our liquidity would be significantly impaired, which would have a material adverse effect on our business, financial condition and results of operations.

Our new Credit Facility contains borrowing base restrictions that may limit our ability to access it. It also imposes financial and operating restrictions.

The actual amount of credit that is available from time-to-time under our new Credit Facility is limited to a borrowing base amount that is determined according to the value of eligible credit card receivables and inventory, as reduced by certain reserve amounts per the terms of the Credit Facility. Although we currently do not have any borrowings under this facility, we use it periodically for letters of credit, which reduces the amount available for borrowings. Consequently, it is possible that, should we need to access our Credit Facility, it may not be available in full. Moreover, under our Credit Facility, we are subject to various covenants and requirements that limit or restrict our ability to engage in certain financial or operational transactions.  Should we be unable to comply with certain of the covenants and requirements in the Credit Facility, we may be unable to borrow under our Credit Facility.

Access to additional financing from the capital markets may be limited.

Primarily as a result of our operating losses during the last two fiscal years, our cash, cash equivalents and short and long-term investments have decreased from $105.6 million at February 26, 2011, to $61.7 million at January 28, 2012, to $40.7 million at February 2, 2013. While we have availability under our Credit Facility to bolster our liquidity, we may need additional capital to fund our operations, particularly if our operating results and cash flows from operating activities were to worsen or if the Credit Facility were unavailable. The sale of additional equity securities or convertible debt securities in order to improve our liquidity would result in additional dilution to our stockholders. If we borrow under our Credit Facility or incur other debt, our expenses will increase and we could be subject to additional covenants that may restrict our operating flexibility. Newly issued securities may have rights, preferences and privileges that are senior or otherwise superior to those of our common stock. There is no assurance that equity or debt financing will be available in amounts or on terms acceptable to us. Without sufficient liquidity, we will be more vulnerable to future downturns in our business or the general economy.

Our stock price has fluctuated and may continue to fluctuate widely.

The market price for our common stock has experienced, and could continue to experience in the future, substantial volatility as a result of many factors. Failure to meet market expectations would likely result in a decline in the market value of our stock.

In addition, stock markets generally have experienced a high level of price and volume volatility, and market prices for the stock of many companies, including ours, have experienced wide price fluctuations disproportionate to, or not necessarily related to, their operating performance.

The current price of our common stock may not be indicative of future market prices. Fluctuations in the market price of our common stock in the future may have a negative impact on our liquidity and access to capital, and may expose us to stockholder litigation, which may adversely affect our financial condition, results of operations and cash flows.

Failure to comply with legal and regulatory requirements could damage our reputation, financial condition and market price of our stock.

We are subject to numerous regulations and laws that govern our operations, marketing and sale of our merchandise, corporate structure, and financial controls and disclosures. Our policies, procedures and internal controls are designed to comply with those applicable laws and regulations, including those imposed by the SEC and the New York Stock Exchange (“NYSE”), as well as applicable employment and consumer protection laws. Any changes in regulations, the imposition of additional regulations or the enactment of any new legislation may increase the complexity of the regulatory environment in which we operate and the related cost of compliance. Failure to comply with such laws and regulations may damage our reputation, impact our financial condition and reduce the market price of our stock.

We may be subject to adverse outcomes in current or future litigation matters.

We are involved from time-to-time in litigation and other claims against our business. There are also other types of claims that could be asserted against us based on litigation that has been asserted against others, particularly in the retail industry. These matters typically arise in the ordinary course of business but, in some cases, could also raise complex factual and legal issues requiring significant management time and, if determined adversely to the Company, could subject the Company to material liabilities.

In recent years, there has been increasing activity by companies which have acquired intellectual property rights but do not practice those rights (sometimes referred to as “patent trolls”) to engage in very broad licensing programs aimed at a large number of companies in a wide variety of businesses, or at retail companies specifically. These efforts typically involve proposing licenses in exchange for a payment of money and may also include the threat or actual initiation of litigation for that purpose. Any such litigation can be costly to defend, even if unsubstantiated or invalid. There is one such matter pending against us as to which our third party e-commerce provider has agreed to defend and indemnify us, subject to the terms of our e-commerce agreement with them. We also receive from time-to-time communications from patent trolls relating to proposed licenses. It is not possible to predict the impact, if any, of such claims on our business and operations.

Provisions in our charter documents and Delaware law may inhibit a takeover. We are entitled to certain other protective provisions under Delaware law.

We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of the Company, even if a change of control would be beneficial to our existing stockholders. We also have adopted a stockholder rights plan, commonly known as a “poison pill”, that entitles our stockholders to acquire additional shares of us, or a potential acquirer of us, at a substantial discount to their market value in the event of an attempted takeover. In addition, our amended and restated certificate of incorporation and by-laws contain provisions that may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable by, among other things:

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

Changes to existing accounting rules or regulations may impact our future results of operations. Other new accounting rules or regulations and varying interpretations of existing accounting rules and regulations may occur in the future. For instance, accounting regulatory authorities have indicated that they may begin to require lessees to capitalize operating leases in their financial statements in the next few years. If implemented, such a change would require us to record a significant amount of lease-related assets and liabilities on our balance sheet and make other changes to the recording and classification of lease-related expenses on our statements of operations and cash flow. This and other future changes to accounting rules or regulations may adversely affect our results of operations and financial position.

We could have failures in our system of internal controls causing us to inaccurately report our financial results or to fail to prevent fraud.

We maintain a documented system of internal controls which is reviewed and monitored by management, who meet regularly with our Audit Committee of the Board of Directors. We believe we have a well-designed system to maintain adequate internal controls over the business. We cannot assure you that there will not be any control deficiencies in the future. Should we become aware of any control deficiencies, we would report them to the Audit Committee and, if significant, recommend prompt remediation.We devote significant resources to document, test, monitor and improve our internal controls and will continue to do so; however, we cannot be certain that these measures will ensure that our controls are adequate in the future or that adequate controls will be effective in preventing fraud. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. Any failures in the effectiveness of our internal controls could have a material adverse effect on our financial condition or operating results or cause us to fail to meet reporting obligations.

Our business could suffer as a result of a manufacturer's inability to produce goods for us on time and to our specifications. Our business could suffer if parties with whom the Company does business may be subject to insolvency risks or may otherwise become unable or unwilling to perform their obligations to the Company.

We depend upon independent third parties, both domestic and foreign, for the manufacture of all of the goods that we sell. The inability of a manufacturer to ship orders in a timely manner or to meet our standards could have a material adverse impact on our business.

We are party to contracts, transactions and business relationships with various third parties, including vendors, suppliers, service providers and lenders, pursuant to which such third parties have performance, payment and other obligations to us. If any of these third parties were to become subject to bankruptcy, receivership or similar proceedings, the rights and benefits of us in relation to these contracts, transactions and business relationships with such third parties could be terminated, modified in a manner adverse to us, or otherwise impaired. We cannot make any assurance that it would be able to arrange alternate or replacement contracts, transactions or business relationships on terms as favorable as our existing contracts, transactions or business relationships, if at all. Any inability on our part to do so could negatively affect our cash flows, financial condition and business.

Changes in the health care regulatory environment could cause us to incur additional expense, and our failure to comply with related legal requirements could have a material adverse effect on our business.

In 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. The changes required by this legislation could cause us to incur additional health care and other costs, but we do not expect any material short-term impact on our financial results as a result of the legislation.

The costs and other effects of other new, related legal requirements cannot be determined with certainty. For example, new legislation or regulations may result in increased costs directly, for our compliance, or indirectly, to the extent such requirements increase prices of goods and services because of increased compliance costs or reduced availability of raw materials.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no matters which are required to be reported under Item 1B.

ITEM 2. PROPERTIES

Store Locations

Our stores are located primarily in shopping malls and retail centers in smaller to mid-sized cities and suburban areas. Approximately 80% of our stores are located in enclosed malls that typically have numerous specialty stores and two or more general merchandise chains or department stores as anchor tenants. The remainder of our Christopher & Banks, C.J. Banks and dual stores are located in power, strip and lifestyle shopping centers. We opened our first outlet stores in fiscal 2011 and operated stores in 25 outlet centers as of March 1, 2013.

At March 1, 2013 Christopher & Banks, C.J. Banks, dual and outlet stores averaged approximately 3,300, 3,600, 3,800 and 3,900 square feet, respectively. Approximately 85% of the total aggregate store square footage is allocated to selling space.

At March 1, 2013, we operated 605 stores in 44 states as follows:

State	Christopher & Banks	C.J. Banks	Dual	Outlet	Total Stores
Alabama	1	—	—	—	1
Alaska	—	—	—	—	—
Arizona	6	—	1	—	7
Arkansas	5	—	—	—	5
California	7	—	—	—	7
Colorado	12	5	1	1	19
Connecticut	3	—	—	—	3
Delaware	2	—	—	—	2
Florida	5	—	—	—	5
Georgia	2	—	—	—	2
Hawaii	—	—	—	—	—
Idaho	6	2	1	—	9
Illinois	20	12	2	1	35
Indiana	15	9	2	1	27
Iowa	17	7	3	1	28
Kansas	9	5	3	1	18
Kentucky	9	3	—	—	12
Louisiana	—	—	—	—	—
Maine	3	1	—	—	4
Maryland	6	1	—	—	7
Massachusetts	3	—	1	—	4
Michigan	22	13	2	2	39
Minnesota	26	8	4	3	41
Mississippi	—	—	—	—	—
Missouri	12	10	2	1	25
Montana	5	2	1	—	8
Nebraska	12	7	—	—	19
Nevada	—	—	—	—	—
New Hampshire	3	—	—	—	3
New Jersey	1	—	—	—	1

New Mexico	2	1	—	—	3
New York	17	8	3	—	28
North Carolina	5	—	1	—	6
North Dakota	6	3	—	—	9
Ohio	27	19	2	2	50
Oklahoma	6	1	—	1	8
Oregon	5	1	1	1	8
Pennsylvania	27	11	1	2	41
Rhode Island	—	—	—	—	—
South Carolina	2	—	—	1	3
South Dakota	4	1	2	—	7
Tennessee	5	2	3	1	11
Texas	10	1	—	—	11
Utah	8	3	—	—	11
Vermont	2	—	—	—	2
Virginia	9	4	—	—	13
Washington	14	3	1	2	20
West Virginia	6	4	1	—	11
Wisconsin	12	9	3	4	28
Wyoming	2	2	—	—	4
	381	158	41	25	605

Store Leases

All of our store locations are leased. Lease terms typically include a rental period of 10 years and may contain a renewal option. Leases generally require payments of fixed minimum rent and contingent percentage rent, calculated based on a percent of sales in excess of a specified threshold.

The following table, which covers all of the stores operated by us at March 1, 2013, indicates the number of leases expiring during the periods indicated and the number of such leases with renewal options. The number of stores with leases expiring in less than twelve months includes those stores which currently are operating on month-to-month terms.

Period	Number of Leases Expiring	Number with Renewal Options
< 12 months	212	—
12-24 months	159	2
25-36 months	82	—
37-48 months	64	2
49-60 months	35	—
> 60 months	53	13
Total	605	17

For leases that expire in a given period, we plan to evaluate the projected future performance of each store location prior to lease expiration to determine if we will seek to negotiate a new lease for that particular location.

Corporate Office and Distribution Center Facility

In fiscal 2002, we purchased our 210,000 square foot corporate office and distribution center facility, located in Plymouth, Minnesota. We utilize the entire facility for our corporate office and distribution center requirements and receive and distribute all of our merchandise for all of our stores through this facility. Management believes our corporate office and distribution center facility space is sufficient to meet our requirements for the next year.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers as of March 1, 2013:

Name	Age	Positions and Offices
LuAnn Via	59	President and Chief Executive Officer
Peter G. Michielutti	56	Senior Vice President, Chief Financial Officer
Monica L. Dahl	46	Senior Vice President, Multi-Channel Marketing, Investor Relations and Business Strategy
Luke R. Komarek	59	Senior Vice President, General Counsel and Corporate Secretary
Michael J. Lyftogt	44	Chief Accounting Officer
Michelle L. Rice	38	Senior Vice President, Store Operations

LuAnn Via has served as President and Chief Executive Officer and a director since November 2012. Ms. Via has over 30 years of retail experience in a variety of channels, including extensive executive, merchandise and product development responsibilities. From July 2008 until October 2012, Ms. Via served as President and Chief Executive Officer of Payless ShoeSource, Inc., a subsidiary of Collective Brands, Inc. Ms. Via also has specialty retail women's experience, having served at Charming Shoppes, Inc. as a Group Divisional President for both the Lane Bryant and Cacique brands from June 2007 to July 2008 and as President of Catherines Stores, Inc., a Charming Shoppes subsidiary, from January 2006 to June 2007. Ms. Via was at Sears Holding Company from 2003 to 2006 as a Vice President, General Merchandise Manager and, from 1998 to 2003, she was Senior Vice President, General Merchandise Manager of Product Development at Saks, Inc. She also has a variety of other executive, merchandising and product development experience, having previously worked at Federated Department Stores, The Shoebox/Shoe Gallery and Trade AM International, among others. Ms. Via currently serves on the board of MELA Sciences, Inc.

Peter G. Michielutti has served as Senior Vice President, Chief Financial Officer since April 2012. Mr. Michielutti has more than 20 years of financial leadership experience. Most recently, Mr. Michielutti was Senior Vice President and Chief Financial Officer at CSM Corporation, a commercial real estate company, from September 2009 through April 2012. Mr. Michielutti has an extensive retail background, having held the chief financial officer position at Whitehall Jewelers from 2007 to 2009, the chief financial officer and chief operating officer positions at Wilsons Leather from 2001 to 2006 and the chief financial officer and chief operating officer positions at Fingerhut from 1995 to 1998, in addition to serving as a retail consultant at Prentice Capital from 2006 to 2007.

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

Luke R. Komarek has served as Senior Vice President, General Counsel since May 2007. He was named Corporate Secretary in August 2007. Prior to joining the Company, Mr. Komarek served as General Counsel, Chief Compliance Officer and Secretary at PNA Holdings, an office imaging and parts supplier, from March 2004 to May 2007. Previously, Mr. Komarek served as Vice President of Legal Affairs and Compliance at Centerpulse Spine-Tech Inc. from February 2003 to March 2004. Mr. Komarek was employed by FSI International, Inc., a semiconductor equipment company, from 1995 to 2002, most recently serving as Vice President, General Counsel and Corporate Secretary.

Michael J. Lyftogt has served as Chief Accounting Officer since April 2012. Mr. Lyftogt served as Chief Financial Officer from February 2011 to April 2012 and as Chief Accounting Officer and Interim Chief Financial Officer from July 2010 to February 2011. Prior to his appointment as Chief Accounting Officer in July 2010, he served as Vice President, Finance from March 2006 to July 2010 and was the Company’s Controller from March 1998 through February 2006. He also served as Interim Chief Financial Officer from December 2008 to June 2009. Prior to joining the Company, Mr. Lyftogt was Controller for M.F. Bank & Company, Inc. Mr. Lyftogt also has previous experience in public accounting.

Michelle L. Rice has served as Senior Vice President, Store Operations since January 2012. From February 2011 through January 2012 she was Vice President, Store Operations. From July 2010 until February 2011, Ms. Rice was Vice President, Stores and from August 2008, when she joined the Company, until July 2010 she was a Regional Vice President. Ms. Rice has approximately 20 years of retail industry experience. She was a Regional Sales Director at Fashion Bug, a division of Charming Shoppes, a fashion retailer of missy and plus size apparel, from November 2006 to August 2008 and was a District Operations Manager at TJX Corporation from 2003 to November 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol “CBK”. The quarterly high and low closing stock sales price information for our common stock for fiscal 2012 and the transition period is included in the table below.

	Market Price
Quarter Ended	High	Low
February 2, 2013	$6.49	$2.42
October 27, 2012	$3.75	$2.16
July 28, 2012	$2.10	$1.03
April 28, 2012	$2.78	$1.79
January 28, 2012	$2.86	$2.02
November 26, 2011	$4.88	$2.47
August 27, 2011	$6.98	$4.42
May 28, 2011	$6.74	$5.89

As of March 1, 2013, we had 234 holders of record of our common stock and approximately 4,600 beneficial owners. The last reported sales price on the NYSE of our common stock on March 1, 2013 was $6.03.

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

The following table sets forth information concerning purchases of our common stock for the quarter ended February 2, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/28/12 - 11/24/12	—	$—	—	$—
11/25/12 - 12/29/12	3,886	5.15	—	—
12/30/12 - 2/2/13	3,890	5.57	—	—
Total	7,776	5.36	—	—

 (1) The shares of common stock in this column represent shares that were surrendered to us by stock plan participants in order to satisfy minimum withholding tax obligations related to vesting of restricted stock awards.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock (“CBK”) from March 2, 2008 to February 2, 2013 to the cumulative total stockholder return of the S&P 500 Index and the S&P Apparel Retail Index. The comparisons assume $100 was invested on March 2, 2008 in our common stock, the S&P 500 Index and the S&P Apparel Retail Index and also assumes that any dividends are reinvested
.

250
200
150
100
50
0
Index Value
03/01/08
02/28/09
02/27/10
02/26/11
01/28/12
02/02/13
Period Ending
CBK
S&P 500
Apparel Retail

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited consolidated financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K and the consolidated financial statements and related notes appearing in Item 8 of this Annual Report on Form 10-K. Fiscal 2012 consisted of fifty-three weeks and the transition period ended January 28, 2012 consisted of forty-eight weeks.  All other years presented consisted of fifty-two weeks.

	Fiscal Year or Transition Period Ended
	(in thousands, except per share amounts)
	February 2, 2013	January 28, 2012	February 26, 2011	February 27, 2010	February 28, 2009
Income Statement Data:
Net sales	$430,302	$412,796	$448,130	$455,402	$530,742
Merchandise, buying and occupancy costs	303,680	311,925	292,713	289,134	341,734
Selling, general and administrative expenses	129,153	131,259	142,461	138,711	172,295
Depreciation and amortization	18,595	20,202	24,736	25,985	26,264
Impairment and restructuring	(5,161)	21,183	2,779	2,939	4,557
Operating loss	(15,965)	(71,773)	(14,559)	(1,367)	(14,108)
Other income (expense)	(14)	324	450	728	1,809
Loss from continuing operations before income taxes	(15,979)	(71,449)	(14,109)	(639)	(12,299)
Income tax provision (benefit)	97	(387)	8,058	(797)	(4,215)
Income (loss) from continuing operations	(16,076)	(71,062)	(22,167)	158	(8,084)
Loss from discontinued operations, net of income tax	—	—	—	—	(4,666)
Net income (loss)	$(16,076)	$(71,062)	$(22,167)	$158	$(12,750)

Basic earnings (loss) per common share:
Continuing operations	$(0.45)	$(2.00)	$(0.63)	$—	$(0.23)
Discontinued operations	—	—	—	—	(0.13)
Earnings (loss) per basic share	$(0.45)	$(2.00)	$(0.63)	$—	$(0.36)

Diluted earnings (loss) per common share:
Continuing operations	$(0.45)	$(2.00)	$(0.63)	$—	$(0.23)
Discontinued operations	—	—	—	—	(0.13)
Earnings (loss) per diluted share	$(0.45)	$(2.00)	$(0.63)	$—	$(0.36)

Weighted average shares outstanding:
Basic	35,694	35,554	35,392	35,141	35,097
Diluted	35,694	35,554	35,392	35,234	35,097

Dividends per share	$—	$0.18	$0.24	$0.24	$0.24

	Period Ending
	(in thousands, except selected operating data)
	February 2, 2013	January 28, 2012	February 26, 2011	February 27, 2010	February 28, 2009
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$40,739	$48,442	$76,772	$99,324	$78,814
Merchandise inventory	42,704	39,455	39,211	38,496	38,828
Long-term investments	—	13,284	28,824	13,622	16,400
Total assets	135,932	166,016	234,163	267,297	290,142
Total liabilities	60,466	76,654	69,934	73,567	89,919
Stockholders’ equity	75,466	89,362	164,229	193,730	200,223
Working capital	44,088	45,160	83,415	108,320	94,059
Selected Operating Data:
Same-store sales increase (decrease) (1)	5.7%	(5.2)%	(0.9)%	(15.4)%	(11.6)%
Stores at end of period	608	686	775	806	815
Net sales per gross square foot (2)	$173	$147	$154	$156	$188

(1) Same store sales data is calculated based on the change in net sales for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall. We typically do not expand or relocate stores within a mall. Stores where square footage has been changed by more than 25 percent are excluded from the same store sales calculation for 13 full months. Stores closed during the year are included in the same store sales calculation only for the full months of the year during which the stores were open. In addition, sales which are initiated in stores but fulfilled through our e-commerce websites are included in the calculation of same store sales.

(2) The computation of net sales per gross square foot includes stores which were open for all months of the fiscal year. Relocated and expanded stores, if any, are included in the calculation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related Notes included in Item 8 of this Annual Report on Form 10-K.

Executive Overview

Christopher & Banks Corporation, a Delaware corporation, is a Minneapolis-based retailer of women’s apparel and accessories, which operates retail stores through its wholly owned subsidiaries. In January 2012, our Board of Directors (the "Board") amended and restated our By-Laws to provide that our fiscal year ends at the close of business on that Saturday which falls closest to the last day of January. Prior to this change, our fiscal year ended at the close of business on that Saturday which fell closest to the last day of February. In order to transition to the new fiscal calendar, our prior fiscal year was shortened from twelve months to eleven months. As a result, this Annual Report on Form 10-K ("Annual Report") covers the following fiscal periods; the twelve months (fifty-three weeks) ended February 2, 2013 ("fiscal 2012"), the eleven months (forty-eight weeks) ended January 28, 2012 (“transition period” or “transition year”) and the twelve months (fifty-two weeks) ended February 26, 2011 (“fiscal 2011”). Therefore, when our results of operations for the transition period are being compared to the results for fiscal 2012 and fiscal 2011, we are comparing results for an eleven-month period to results for a twelve-month period. We believe the change in our fiscal year-end provided certain benefits, including aligning our reporting periods to be more consistent with those of other specialty apparel retail companies.

As of February 2, 2013, we operated 608 stores in 44 states, including 383 Christopher & Banks stores, 160 C.J. Banks stores, 40 dual concept stores and 25 outlet stores. Our Christopher & Banks brand offers unique fashions and accessories featuring exclusively designed, coordinated assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P. Our C.J. Banks brand offers similar assortments of plus size women’s apparel in sizes 14W to 26W. Our dual concept and outlet stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the missy, petite and plus size customer in one location. We also operate e-Commerce web sites for our two brands at www.christopherandbanks.com and www.cjbanks.com which, in addition to offering the apparel and accessories found in our stores, also offer exclusive sizes and styles available only online.

We believe we have a unique opportunity to address the needs of our customer by embracing her demographic and focusing on the small and mid-size markets where she resides. Our overall strategy for our two brands, Christopher & Banks and C.J. Banks, is to offer a compelling, versatile, reasonably priced assortment of unique and classic apparel through our stores and e-Commerce web sites in order to satisfy women of all sizes expectations for style, quality, value and fit, while providing exceptional, personalized customer service.

Fiscal 2012 Fourth Quarter and Full Year Summary

In fiscal 2012, we made significant progress on our strategic initiatives, which are described more fully below. We were pleased with the continued momentum we achieved in our business in the fourth quarter of fiscal 2012, as we worked to execute the strategic plan which was established in the fourth quarter of our transition period.

For the fourth quarter of fiscal 2012 (the fourteen weeks ended February 2, 2013), total net sales increased 9.8% to $116.0 million from $105.6 million for the comparable period ended January 28, 2012 (the thirteen weeks ended January 28, 2012). Same store sales increased 18.5% for the fourteen-week period ended February 2, 2013, when compared to the fourteen week period ended February 4, 2012. The fourteenth week of the fourth quarter accounted for approximately $5.1 million of sales. Our product offerings were well received by our customers, as evidenced by an increase in the number of transactions generated per store, greater units sold per transaction and a 1% increase in our average unit retail selling price, despite an approximate 20% decrease in retail ticket prices when compared to the same period last year.

Gross margin improved by 2,310 basis points to 30.2% for the fourteen weeks ended February 2, 2013, from 7.1% in the thirteen weeks ended January 28, 2012. Providing our customers a balanced product assortment with a clear value message resulted in reduced markdowns, driving more sales at full price. We enhanced the focus on our markdown strategy during the fourth quarter of fiscal 2012, which resulted in taking markdowns on a more timely basis and translated into improved merchandise margins.

For the fifty-three weeks ended February 2, 2013, total net sales decreased 1.3% to $430.3 million, compared to $436.2 million for the fifty two-week period ended January 28, 2012. We achieved these sales levels while operating approximately 114, or 15%, fewer stores during the year. The fifty-third week of fiscal 2012 accounted for approximately $5.1 million of sales.

Same store sales increased 5.7% in the fifty-three weeks ended February 2, 2013, when compared to the fifty-three weeks ended February 4, 2012, with sequential improvement recognized in each quarter of the year. After a 14.6% decline in the first quarter of fiscal 2012, same store sales improved 5.5%, 13.7% and 18.5% in the second, third and fourth quarters, respectively, when compared to the same prior year periods. Customer traffic levels were up overall for the year, with increases in the first and second quarters driven by heavy discounting and promotional messaging. Positive customer response to our product assortments allowed us to reduce promotional activity in the second half of the year. Traffic declined slightly in the fourth quarter, as we were significantly less promotional than in the comparable prior year period, when we offered steep discounts to clear-through slow-selling product and liquidate inventory in closing locations. The number of units sold per transaction and our average selling price per unit also improved throughout the year, as customers reacted favorably to the more balanced product assortments.

Gross profit (net sales less merchandise, buying and occupancy costs) grew by 23% to $126.6 million for the fifty-three week period ended February 2, 2013, compared to $102.9 million for the fifty-two week period ended January 28, 2012. Gross margin (gross profit divided by net sales) expanded by 580 basis points to 29.4% in fiscal 2012, from 23.6% in the comparable prior year period. After declining 610 basis points in the first quarter and 460 basis points in the second quarter, gross margin expanded by 980 and 2,310 basis points in the third and fourth quarters of fiscal 2012, respectively, when compared to the comparable prior year periods.

The improvement in gross margin for the year was attributable to both increased merchandise margins and positive leverage of buying and occupancy costs associated with the 5.7% increase in same store sales. Gross margin was further improved by the benefit of closing underperforming stores and restructuring rents in existing stores. The improvement in merchandise margins in the second half of the fiscal year reflected strong customer acceptance of our product assortments, resulting in increased full price selling and accelerated sell-through.

We ended fiscal 2012 with cash and cash equivalents of $40.7 million, no long-term debt and no borrowings under our $50 million credit facility. Total inventory was $42.7 million at February 2, 2013, up approximately 8% compared to $39.5 million at January 28, 2012. In-store inventory per store, which excludes in-transit and e-commerce inventory, was approximately 21% higher at the end of fiscal 2012 when compared to the end of the transition period. The increase in per-store inventory is attributable to the acceleration of spring product receipts and higher inventory levels required to support anticipated fiscal 2013 first quarter sales levels. Our inventory balance at the end of fiscal 2012 was current, with approximately 80% of product consisting of January 2013 and more recent merchandise deliveries and basic core product.

Other Developments

On October 29, 2012, we announced that our Board had elected LuAnn Via as our President and Chief Executive Officer and as a member of our Board, effective November 26, 2012, Ms. Via's first date of employment. Joel Waller, our former President and Chief Executive Officer, ceased serving in such roles as of November 26, 2012, and began serving as a consultant through June 30, 2013. Ms. Via has over thirty years of retail experience in a variety of channels, including extensive executive, merchandise and product development responsibilities. Ms. Via has served as the President and Chief Executive Officer of Payless ShoeSource, Inc., in several capacities for Charming Shoppes, Inc. including as a Group Divisional President for both the Lane Bryant and Cacique brands, as a Vice President, General Merchandise Manager at Sears Holding Company and as a Senior Vice President, General Merchandise Manager of product development at Saks, Inc. Ms. Via also has other executive, merchandising and product development experience.

Fiscal 2013 First Quarter Outlook

Our results of operations for the fourteen and fifty-three weeks ended February 2, 2013 reflect some benefits of our strategic initiatives, including improved same store sales and margin improvement compared to the thirteen and fifty-two weeks ended January 28, 2012. While we recognize that there is uncertainty associated with the current macro-economic environment, we expect to achieve an increase in same store sales in the low 20% range in the first quarter of fiscal 2013 (thirteen weeks ending May 4, 2013) compared to the prior year period. This compares to a 14.6% decline in comparable store sales in the first quarter of fiscal 2012 (thirteen weeks ended April 28, 2012).

We also expect to achieve approximately 800 to 900 basis points of gross margin improvement for the first quarter, as compared to the comparable prior year period. The anticipated improvement is due in approximately equal parts to improved merchandise margins and to positive leverage of occupancy expense resulting from store closings and rent restructurings. In addition, in the first quarter of fiscal 2013, we expect selling, general and administrative expense dollars to increase when compared to the first quarter of 2012, as we continue to invest in marketing and store payroll. However, we expect selling, general and administrative expenses to decline as a percent of sales, as we expect the increase in expenses will be outpaced by the anticipated sales growth.

We expect that inventory levels in the first quarter of fiscal 2013 to be in line with our anticipated increase in same store sales. In addition, we are planning for fiscal 2013 capital expenditures to be approximately $9.0 million for the full year related to limited new store growth, additional investments in our information technology infrastructure including upgraded software and peripheral hardware at the point-of-sale, visual product displays and fixtures to further enhance the presentation of our merchandise and other investments in our stores, corporate office and distribution center facility.

Based on our current plans for fiscal 2013, we believe cash flows from operating activities and working capital will be sufficient to meet our operating and capital expenditure requirements for the entire fiscal year. We do not anticipate the need to utilize our Credit Facility for any liquidity needs in fiscal 2013, other than to maintain and open letters of credit in the normal course of business. Our operating plan for fiscal 2013 contemplates positive same store sales and improvements in merchandise margins when compared to the comparable prior-year period. The plan is dependent on our ability to consistently deliver merchandise that is appealing to our customers at a profitable price, and to manage our costs effectively, in order to satisfy our working capital and other operating cash requirements. Our operating plan is based on a number of assumptions which involve significant judgments and estimates of future performance. If our net sales, gross margins and operating results fall short of our expectations, we may be required to access some, if not all, of our Credit Facility, and potentially require other sources of financing to fund our operations.

We will continue to monitor our performance and liquidity and, if we believe it is appropriate or necessary to borrow under the Credit Facility or obtain additional liquidity, we would first consider taking further steps intended to improve our financial position. Steps we may consider include: modifying our operating plan, seeking to reduce costs further, decreasing our cash spend and/or capital expenditures, as well as evaluating alternatives and opportunities to obtain additional sources of liquidity through the debt or equity markets. It is possible these actions may not be sufficient or available or, if available, available on terms acceptable to us.

Strategic Initiatives

We are working to execute our strategic initiatives described below while fostering an overall environment of operational excellence. This includes maintaining focus on consistently achieving our financial goals, resulting in a concentrated effort to return to profitability and maintain positive cash flow; maximizing gross profit through enhancing the productivity of our inventory and improving speed to market; recognition and retention of top talent throughout our organization; and alignment of our technology priorities to enable and support the business.

Merchandise Strategy

We began implementing our strategic merchandising initiatives in the fourth quarter of our transition period. Given our product lead times, only a minimal amount of our product assortment was impacted in the first quarter of fiscal 2012. By the end of the second quarter, our merchant team was able to impact the pricing, number of unique styles offered, order quantities and promotional strategy on approximately half of our merchandise offerings. Beginning in the third quarter of fiscal 2012, substantially all of our new merchandise deliveries reflected the impact of the initiatives described below:

Continue to create well-balanced merchandise assortments

In the second half of the transition period and the first quarter of fiscal 2012, the majority of our merchandise assortments consisted of product offerings that were too updated and fashion forward for our customers, priced too high and lacking in key product categories. We provided our customer with too many upscale choices at full-retail prices she was unwilling to pay. As a result, we had a significant increase in markdown levels required to compel her to purchase our merchandise and allow us to clear-through slow-selling styles.

Our merchant team was able to impact a portion of our summer fiscal 2012 product and delivered a well-balanced merchandise assortment in the third quarter. This included editing the number of unique styles offered, reducing retail ticket prices to levels more in-line with our traditional offerings and providing styles that better align with our customers' fashion taste. Going forward, our merchants are focusing on building assortments with fewer styles that are more balanced by increasing the amount of 'good' and 'better' product offerings and decreasing the number of 'best' offerings. This involves increasing the penetration of core product in our deliveries, including basic knit layering pieces and classic bottoms, increasing the representation of mid-priced 'better' selections, such as printed tees and novelty jackets and sweaters, while reducing the number of higher priced

'best' offerings. Our goal is to continue to reduce the overall number of unique styles we carry, allowing us to present a more focused and compelling product assortment with fewer, more relevant selections.

In fiscal 2013, we plan to continue to reduce the number of unique styles offered by approximately 30% and increase the depth provided in key merchandise categories. Focus will be placed on the core knit business and providing the appropriate balance of unique novelty and more basic styles. We are reintroducing a classic cotton shirt business with increased breadth of color offerings in key silhouettes. Our bottoms business will concentrate on delivering consistent fit, versatility and comfort. We will also continue to grow the penetration of vests and jackets in our assortments, balancing casual and wear-to-work styles at opening price points and more unique styles at better and best retail prices. Emphasis will also continue to be placed on our accessories offerings and an overall focus on providing comprehensive outfitting options.

Maintain price/value correlation

We increased our retail ticket prices in the transition period and our customers did not respond positively. As a result, for fiscal 2012, our goal was to mitigate markdown levels by offering more attractive opening price points and simplifying the number of price points offered to our customers.

The change in our approach to pricing supports our 'good, better, best' balanced product offerings. As we increased the penetration of core product offerings in our assortments, we were able to drive sales volume by offering more styles at attractive opening price points that our customers have begun to accept without steep discounting or markdowns. In addition, we reduced the number of price points across all categories to simplify the shopping experience.

We are committed to offering our customers value. All product offerings, including those falling into our 'better' and 'best' classifications, have been priced at levels that are intended to be more attractive to our customers. Retail ticket prices for our third and fourth quarter fiscal 2012 product deliveries were approximately 20% lower than in the comparable period last year. We plan to continue to offer this pricing strategy in fiscal 2013 and believe this will continue to result in improved net sales, reduced markdowns, higher average unit retail selling prices and increased gross profit.

Optimize inventory productivity and margin performance

Our goal is to maximize inventory productivity through focused and timely markdown management, refined analysis of the appropriate merchandise receipt level required to drive sales and improved margins and ongoing refinement of the appropriate timing and number of major product deliveries.

Historically, we have developed and delivered a full, unique merchandise assortment to our stores on a monthly basis. In order to simplify and accelerate our product development process, beginning in September 2012, we reduced the number of major product deliveries to our stores by half. These deliveries reflect increased depth with a greater number of units of key styles.

As we move into fiscal 2013, we will continue to review the frequency and timing of our merchandise deliveries to optimize inventory turns and margin performance. We will also continue to evaluate and refine the amount and timing of product flow between major assortment deliveries to ensure the appropriate balance of consistently providing fresh colors and styles to our stores.

Enhance promotional strategy

We have analyzed our promotional cadence and adjusted our markdown strategy in an effort to minimize and reverse the significant merchandise margin erosion we experienced in the transition period and the first quarter of fiscal 2012. While we anticipate that, in order to be competitive, we will need to continue to be promotional, we are testing and implementing more targeted, unique, pre-planned promotions in an effort to improve merchandise margins and lessen our reliance on storewide promotional events. We are also working to develop product that will support specific promotional events and deliver improved margin performance. In addition, we have adopted a more focused and timely approach to our markdown process that quickly addresses underperforming styles on a unique basis in an effort to utilize our markdowns as efficiently as possible. We are also placing a greater emphasis on liquidating merchandise in-store and utilizing our Outlet stores as a liquidation channel for older product deliveries rather than utilizing a third party liquidator.

Maximize sourcing partnerships

We believe it is critical to analyze and reduce our vendor base in order to become more meaningful to our sourcing resources and obtain more competitive product pricing and enhanced service. At the same time, we are working to ensure our vendor matrix is balanced to reduce potential risks associated with reliance on limited resources. We will also continue to leverage fabric purchases across product offerings to minimize cost of goods and continue to work with current and new suppliers to identify opportunities to shorten product lead times, increase efficiencies in merchandise flow and enhance our ability to react more quickly to current selling trends in-season.

Customer/Marketing Strategy

Customer communication/customer relationship management/loyalty program

Our marketing efforts continue to be focused on maximizing the benefits of our customer relationship management ("CRM") system and Friendship Rewards Loyalty Program to strengthen communication with our customers. Friendship Rewards is a point-based program where members earn points based on purchases. After reaching a certain level of accumulated points, members are rewarded with a certificate which may be applied towards purchases at our stores or web sites. The program has helped us build our CRM database, allowing us to reach more customers through e-mail and direct mail. In fiscal 2013, we plan to place greater importance on communicating with our customers via direct mail with fashion and promotional messages designed to drive increased traffic to our store locations and web sites. In addition, we will continue to stress grass roots marketing efforts, such as in-store fashion shows and calling campaigns, as another means of increasing customer traffic.

Grow private label credit card program

During the first quarter of fiscal 2012, we launched a private label credit card program with a sponsoring bank which provides for the issuance of credit cards bearing the Christopher & Banks and C.J. Banks brands. The sponsoring bank manages and extends credit to our customers and is the sole owner of the accounts receivable generated under the program. As part of the program, we received a signing bonus of $0.5 million from the sponsoring bank and also earn revenue based on card usage by our customers. We are pleased with our customers' acceptance of the program and, by July 2012, we exceeded our original goal for approved credit-card applications for all of fiscal 2012. The program has been a successful tool to re-engage customers who had not shopped with us over the past 12 months, and we plan to leverage this program further in fiscal 2013 by incorporating private label credit card statement inserts into our direct marketing efforts to drive repeat purchasing.

Focus on E-commerce business

We plan to increase the focus on our e-commerce business in fiscal 2013 as we believe we have opportunity to increase traffic by leveraging our existing customer base and acquiring new customers through investments in technology and expertise. In the first quarter of fiscal 2013, we plan to implement a new platform hosted by our third-party e-commerce provider that will provide increased efficiencies in site management, including visual merchandising and campaign management. In addition, we plan to add resources to our e-commerce team including a Vice President as well as an online marketing manager. We also plan to fine-tune our on-line exclusive product assortments to capitalize on our strength in denim, wear-to-work and thematic merchandise. We also intend to offer various bottom lengths, including petite and tall, while increasing testing of extended sizes and new merchandise categories.

Stores/Real Estate Strategy

Improve sales productivity

In an effort to drive improved sales productivity, we continue to strive to enhance our customer in-store experience. We have focused our associates on strengthening our selling culture while providing more knowledgeable and personalized service to our customers. We have refined and reintroduced a selling program that includes a significant focus on grass roots connections with our customers and improving our store associates' product knowledge through more frequent collaboration with our merchant team. We strive to deliver exceptional, personalized customer service in a warm and inviting store environment. In addition, we continue to refine and add new visual merchandising elements to our stores to maximize merchandise displays, highlight outfitting options and provide more compelling window presentations incorporating both product and marketing messages, in order to drive increased numbers of new and existing customers into our stores.

Continue focus on pilot test stores and incorporate learnings

In July 2012, we initiated a 28-store pilot program to test various strategies, including increasing inventory and staffing levels, adding a key item table program and more updated fixtures. We also started a new employee incentive program to improve service and drive conversion. We added 26 additional stores and one complete district of 14 stores to the pilot program in October 2012, in order to continue to evaluate how these initiatives will work at stores with differing volume levels. In the fourth quarter of fiscal 2012, our pilot test stores experienced a 38% increase in same store sales, which exceeded our overall 18.5% increase in same store sales for the quarter.

We added 32 additional stores to the pilot program at the beginning of fiscal 2013, bringing the total number of test stores to approximately 100. We will continue to test and evaluate various initiatives with these stores, including grass roots marketing and updated visual fixtures, in addition to optimizing our staffing and inventory levels. Once we complete the evaluation, we plan to implement the test results across our store base, with the objective of maximizing profitability and productivity.

Restructuring/store closings

In the third quarter of the transition period, we announced that, following an in-depth analysis of our store portfolio, the Board approved a plan to close approximately 100 stores, most of which were underperforming. Ultimately 103 stores were identified for closure. Ninety of the 103 stores identified for closure were closed in the transition period, with the remaining 13 stores closed during the first half of fiscal 2012. This completed the store closures related to the restructuring initiative. Additionally, we restructured the occupancy costs for approximately half of our remaining stores and converted or consolidated a number of existing Christopher & Banks and C.J. Banks stores into dual stores. We expect that the customers from these closed stores will continue to purchase merchandise at other existing stores or through our e-Commerce websites.

During the quarter ended November 26, 2011, we performed an impairment analysis on certain store assets triggered by the in-depth review of the store portfolio referenced above, as well as the significant decline in merchandise margins during the third quarter of the transition period and the projected continuation of this trend into the fourth quarter. As a result, we recorded pre-tax non-cash asset impairment charges of approximately $11.4 million in the third quarter of the transition period.

The store closings and other store-level cost reduction initiatives resulted in the termination of employment of approximately 14% of the overall part-time and full-time store sales associates and store managers. We also reduced our corporate office headcount by approximately 15% and our store operations field management team by approximately 27% during the second half of the transition period. Total severance charges of approximately $1.2 million were recorded in the transition period related to these reductions in staff.

In the fourth quarter of the transition period, we recorded estimated lease termination fees of approximately $11.8 million, which were partially offset by the reduction of deferred obligations related to closed stores, for a net expense of approximately $8.2 million related to lease termination costs. These charges consisted primarily of the costs of future obligations related to closed store locations. Discounted liabilities for future lease costs and the fair value of related subleases of closed locations are recorded when the stores are closed. These amounts are subject to adjustments as liabilities are settled. In assessing the discounted liabilities for future costs of obligations related to closed stores, we made assumptions regarding amounts of future subleases. If the assumptions or their related estimates changed in the future, we recorded additional exit costs or reduced exit costs previously accrued. Management negotiated with landlords to mitigate the amount of lease termination liabilities and actual settlements varied from recorded obligations.

In fiscal 2012, we recorded a net credit of approximately $5.2 million related to restructuring and impairment costs. We recorded a non-cash benefit of approximately $6.5 million related to 55 stores where the amount recorded for net lease termination liabilities exceeded the actual settlements negotiated with landlords. We recorded approximately $0.3 million of additional lease termination liabilities related to three stores closed in the first quarter of fiscal 2012. We also recorded approximately $0.4 million of non-cash asset impairment charges related to 14 stores we plan to continue to operate and four stores closed in January 2013. In addition, we recognized approximately $0.6 million of professional services related to the restructuring initiative. We do not anticipate any additional payments or expenses related to the restructuring initiative in fiscal 2013.

The following table details information related to restructuring and impairment charges recorded (in thousands):

	Severance Accrual	Lease Termination Obligations	Asset Impairment	Other	Total
February 26, 2011	$—	$—	$—	$—	$—

Asset impairment charge	—	—	11,445	—	11,445
Restructuring charge	1,168	8,225	—	345	9,738
Total charges	1,168	8,225	11,445	345	21,183

Non-cash charges	—	—	(11,445)	(106)	(11,551)
Deferred lease obligations on closed stores	—	3,587	—	—	3,587
Cash payments	(310)	—	—	(239)	(549)
January 28, 2012	858	11,812	—	—	12,670

Asset impairment charge	—	—	424	—	424
Non-cash adjustments	—	(6,516)	—	—	(6,516)
Restructuring charge	—	304	—	627	931
Total charges (credits)	—	(6,212)	424	627	(5,161)

Non-cash charges	—	—	(424)	—	(424)
Deferred lease obligations on closed stores	—	244	—	—	244
Cash payments	(858)	(5,844)	—	(627)	(7,329)
February 2, 2013	$—	$—	$—	$—	$—

Real Estate

In addition to the store closing/restructuring initiative, we have reevaluated our overall real estate strategy, including continuing to identify and close underperforming locations and to reduce the number of new store openings. We began fiscal 2012 with 402 Christopher & Banks stores, 199 C.J. Banks stores, 62 dual stores and 23 outlet stores. During fiscal 2012, we opened four new dual stores and two outlet stores. All of the dual store openings represented combinations or the repositioning of previously existing Christopher & Banks and C.J. Banks store locations in mature markets. We opened the two outlet locations in markets where we deemed it was strategically important to operate outlet store locations.

In addition to the 13 stores closed as part of our restructuring initiative, we closed 71 additional stores in fiscal 2012. We ended the year with 383 Christopher & Banks stores, 160 C.J. Banks stores, 40 dual stores and 25 outlet stores. Approximately 50% of our leases expire or come up for renewal within the next three fiscal years, which we believe will offer us significant flexibility to restructure occupancy expense further and, if necessary, close additional underperforming stores. However, in some cases we may need to pay higher rents in order to continue to lease certain locations.

In the second half of fiscal 2012, we converted 24 dual stores back into Christopher & Banks stores. While we believe the dual store format represents a growth opportunity, these 24 stores did not have the women's plus size customer base or adequate square footage to support meaningful assortments of our missy, petite and women's plus size merchandise offerings characteristic of our dual concept stores.

We currently plan to open five new outlet stores and one new dual store in fiscal 2013. Over the long term we expect store expansion to be driven primarily through adding new outlet locations. We also plan to focus on finding opportunities to convert existing Christopher & Banks and C.J. Banks stores to dual stores where we believe we can better serve our customer by providing our full complement of missy, petite and women's plus sizes in a single location.

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Same store sales

Our same store sales data is calculated based on the change in net sales for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall. Stores where square footage has been changed by more than 25 percent are excluded from the same store sales calculation for 13 full months following the change. Stores closed during the year are included in the same store sales calculation only for the full months of the year the stores were open. In addition, sales which are initiated in stores but fulfilled through our e-Commerce websites are included in the calculation of same store sales.

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

Merchandise, buying and occupancy costs

Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, measure whether we are appropriately optimizing the price of our merchandise and markdown utilization.

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

Cash flow and liquidity

We evaluate cash flow from operations, investing activities and financing activities in determining the sufficiency of our cash position. Cash flow from operations has historically been sufficient to provide for our uses of cash. We expect to operate our business and execute our strategic initiatives principally with funds generated from operations and, if necessary, from our Credit Facility, subject to compliance with the financial covenant and its other terms and provisions.

Based on our current plans for fiscal 2013, we believe cash flows from operating activities and working capital to be sufficient to meet our operating and capital expenditures requirements for the fiscal year. We do not anticipate the need to utilize our Credit Facility for any liquidity needs in fiscal 2013, other than to maintain and open letters of credit in the normal course of business. Our operating plan for fiscal 2013 contemplates positive same store sales and improvements in merchandise margins when compared to fiscal 2012. The plan is dependent on our ability to consistently deliver merchandise that is appealing to our customers at a profitable price, and to manage our costs effectively, in order to satisfy our working capital and other operating cash requirements. Our operating plan is based on a number of assumptions which involve significant judgment and estimates of future performance. If our net sales, gross margins and operating results fall short of our expectations, we may be required to access some, if not all, of our Credit Facility, and potentially require other sources of financing to fund our operations.

We will continue to monitor our performance and liquidity and, if we believe it is appropriate or necessary to borrow under the Credit Facility or obtain additional liquidity, we would first consider taking further steps intended to improve our financial position. Steps we may consider include: modifying our operating plan, seeking to reduce costs further, decreasing our cash spend and/or capital expenditures, as well as evaluating alternatives and opportunities to obtain additional sources of liquidity through the debt or equity markets. It is possible these actions may not be sufficient or available or, if available, available on terms acceptable to us.

Results of Operations

The following tables sets forth consolidated income statement data for fiscal 2012, the transition period and fiscal 2011 and should be read in conjunction with “Selected Financial Data” in Item 6 of this Annual Report on Form 10-K.

Fiscal 2012 Compared to the Transition Period

The results below are for the fifty-three week period ended February 2, 2013 (fiscal 2012) compared to the forty-eight week period ended January 28, 2012 (transition period) as a result of our fiscal year-end change.

	Fiscal 2012		Transition Period		Change
	$ (in thousands)	% of Sales	$ (in thousands)	% of Sales	$	%
Net sales	$430,302	100.0%	$412,796	100.0%	$17,506	4.2%
Merchandise, buying and occupancy	303,680	70.6	311,925	75.6	(8,245)	(2.6)
Selling, general and administrative	129,153	30.0	131,259	31.8	(2,106)	(1.6)
Depreciation and amortization	18,595	4.3	20,202	4.9	(1,607)	(8.0)
Restructuring and impairment	(5,161)	(1.2)	21,183	5.1	(26,344)	(124.4)
Total costs and expenses	446,267	103.7	484,569	117.4	(38,302)	(7.9)
Operating loss	(15,965)	(3.7)	(71,773)	(17.4)	55,808	(77.8)
Other income (expense)	(14)	—	324	0.1	(338)	(104.3)
Loss before income taxes	(15,979)	(3.7)	(71,449)	(17.3)	55,470	(77.6)
Income tax provision (benefit)	97	—	(387)	(0.1)	484	(125.1)
Net loss	$(16,076)	(3.7)%	$(71,062)	(17.2)%	$54,986	(77.4)%

Net Sales.  Net sales for fiscal 2012 were $430.3 million, an increase of $17.5 million or 4.2%, from net sales of $412.8 million for the transition period. Approximately $22 million of the increase was due to the change in our fiscal year, referred to above.

When comparing the fifty-three week period ended February 2, 2013 to the fifty-two week period ended January 28, 2012, net sales decreased 1.3% to $430.3 million from $436.2 million. Same store sales increased 5.7% in the fifty-three weeks ended February 2, 2013, compared to the fifty-three weeks ended February 4, 2012. Customer traffic levels were up overall for the year, with increases in the first and second quarters driven by heavy discounting and promotional messages. Positive customer response to our merchandise assortments that we began delivering in the summer of fiscal 2012 allowed us to decrease the level of promotional activity in the second half of fiscal 2012. Traffic declined slightly in the fourth quarter, as we were significantly less promotional than in the comparable prior year period, when we offered steep discounts to clear-through slow-selling product and liquidate inventory in closing locations. Customer conversion, the number of units sold per transaction and our average selling price per unit improved throughout fiscal 2012, as customers reacted favorably to more balanced product deliveries.

Our net sales decrease for the fifty-three week period ended February 2, 2013 compared to the fifty-two week period ended January 28, 2012 also resulted from operating fewer store locations, as we operated approximately 15% fewer stores. Store count in fiscal 2012 declined from 686 to 608, while store count in the transition period declined from 775 to 686.

The factors above were offset by an approximate $2.0 million increase in e-Commerce revenues for fiscal 2012 compared to the transition period, mainly due to five more weeks being included in fiscal 2012.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $303.7 million, or 70.6% of net sales in fiscal 2012, compared to $311.9 million, or 75.6% of net sales, in the transition period, resulting in an approximate 500 basis point increase in our gross profit margin during the year, which was primarily a result of improvement in our merchandise margins.

The decrease in merchandise, buying and occupancy costs as a percent of sales was attributable both to decreased markdown levels and positive leverage of buying and occupancy costs associated with the increase in same store sales. Occupancy costs were further improved by the benefit of closing underperforming stores and restructuring rents in existing stores. The decrease in markdown levels in the second half of fiscal 2012 reflected strong customer acceptance of our product assortments, resulting in increased full-price selling and accelerated sell-through.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, exclusive of depreciation and amortization, for fiscal 2012 were $129.2 million, or 30.0% of net sales, compared to $131.3 million, or 31.8% of net sales, for the transition period, resulting in approximately 180 basis points of positive leverage.

Selling, general and administrative expenses declined $2.1 million in fiscal 2012 when compared to the transition period, despite fiscal 2012 having fifty-three weeks and the transition period having forty-eight weeks. Approximately $1.5 million of the decrease directly related to lower store payroll and other store-level operating costs associated with operating approximately 12% fewer stores in fiscal 2012 than in the transition period. In addition, decreases in self-insured medical claims and marketing expenditures contributed to the reduced expenses. We invested approximately 1.2% of net sales in marketing in fiscal 2012, compared to approximately 1.6% of net sales in the transition period.

Depreciation and Amortization.  Depreciation and amortization expense was $18.6 million, or 4.3% of net sales, in fiscal 2012, compared to $20.2 million, or 4.9% of net sales, in the transition period. The decrease in the amount of depreciation and amortization expense primarily resulted from operating approximately 12% fewer stores in fiscal 2012 compared to the transition period. In addition, less depreciation was recorded in fiscal 2012 as our depreciable asset base was reduced significantly during the transition period, when we recorded $11.4 million of asset impairment charges.

Restructuring and Impairment. In fiscal 2012, we recorded a net credit of approximately $5.2 million related to restructuring and impairment costs. We recorded a non-cash benefit of approximately $6.5 million related to 55 stores, where the amount recorded for net lease termination liabilities exceeded the actual settlements negotiated with landlords. We also recorded approximately $0.3 million of additional lease termination liabilities related to three stores closed in the first quarter of fiscal 2012. In addition, we recorded approximately $0.4 million of non-cash asset impairment charges related to 14 stores we plan to continue to operate and four stores closed in January 2013. We also recognized approximately $0.6 million of professional service fees related to the restructuring initiative.

In the transition period, we recorded approximately $21.2 million of expenses related to asset impairment and restructuring charges. The charge included $11.4 million of asset impairment charges related to approximately 100 stores, most of which were underperforming, which were closed in the fourth quarter of the transition period or the first half of fiscal 2012. We also recorded approximately $8.2 million related to lease termination accruals for stores which were closed during the fourth quarter of the transition period and severance charges of approximately $1.2 million related to positions which were eliminated in our corporate office and field management organization, as well as positions related to closed stores. In addition, we recorded approximately $0.3 million of other miscellaneous store closing costs in the fourth quarter of the transition period.

Operating Loss.  As a result of the foregoing factors, we reported an operating loss of $16.0 million, or 3.7% of net sales, for fiscal 2012, compared to an operating loss of $71.8 million, or 17.4% of net sales, for the transition period.

Other Income (Expense). Other expense of $14 thousand for fiscal 2012 included interest expense of approximately $0.1 million, partially offset by a gain on investments of approximately $0.1 million. For the transition period, other income of $0.3 million included interest income of approximately $0.2 million and gain on investments of approximately $0.1 million.

Income Taxes.  We recorded income tax expense of approximately $0.1 million, with an effective tax rate of 0.6%, for fiscal 2012. In the transition period, we recorded an income tax benefit of $0.4 million, with an effective tax rate of (0.5)%. Our effective tax rates for fiscal 2012 and the transition period reflect the ongoing impact of the valuation allowance on our deferred tax assets.

Net Loss.  As a result of the foregoing factors, we reported a net loss of $16.1 million, or 3.7% of net sales and $(0.45) per share, for fiscal 2012, compared to a net loss of $71.1 million, or 17.2% of net sales and $(2.00) per share, for the transition period.

Transition Period Compared to Fiscal 2011

The results below are for the forty-eight week period ended January 28, 2012 (transition period) compared to the fifty-two week period ended February 26, 2011 (fiscal 2011) as a result of our fiscal year-end change.

	Transition Period		Fiscal 2011		Change
	$ (in thousands)	% of Sales	$ (in thousands)	% of Sales	$	%
Net sales	$412,796	100.0%	$448,130	100.0%	$(35,334)	(7.9)%
Merchandise, buying and occupancy	311,925	75.6	292,713	65.3	19,212	6.6
Selling, general and administrative	131,259	31.8	142,461	31.8	(11,202)	(7.9)
Depreciation and amortization	20,202	4.9	24,736	5.5	(4,534)	(18.3)
Restructuring and impairment	21,183	5.1	2,779	0.6	18,404	662.3
Total costs and expenses	484,569	117.4	462,689	103.2	21,880	4.7
Operating loss	(71,773)	(17.4)	(14,559)	(3.2)	(57,214)	393.0
Other income	324	0.1	450	0.1	(126)	(28.0)
Loss before income taxes	(71,449)	(17.3)	(14,109)	(3.1)	(57,340)	406.4
Income tax provision (benefit)	(387)	(0.1)	8,058	1.8	(8,445)	(104.8)
Net loss	$(71,062)	(17.2)%	$(22,167)	(4.9)%	$(48,895)	220.6%

Net Sales.  Net sales for the transition period were $412.8 million, a decrease of $35.3 million or 7.9%, from net sales of $448.1 million for fiscal 2011. Approximately $22 million of the decrease was due to the change in our fiscal year, referred to above. A 5.2% decrease in same store sales for the transition period also contributed to the decline in sales.

We also operated fewer stores during the transition period compared to fiscal 2011. The factors above were offset by a smaller increase in the liability related to points and reward certificates earned by customers in conjunction with our Friendship Rewards loyalty program during the transition period as compared to fiscal 2011. In addition, we reported an approximate $6 million increase in e-Commerce revenues for the transition period, compared to fiscal 2011.

The 5.2% decrease in same store sales was largely a result of a decrease in average transaction value as the number of transactions per store was essentially flat in the transition period, as compared to fiscal 2011. Transaction values declined as customers purchased fewer units per transaction at a slightly lower average selling price per unit. We operated 686 stores as of January 28, 2012, compared to 775 stores as of February 26, 2011.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $311.9 million, or 75.6% of net sales in the transition period, compared to $292.7 million, or 65.3% of net sales, in fiscal 2011, resulting in an approximate 1,020 basis point decrease in our gross profit margin during the year, which was primarily a result of declines in our merchandise margins.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the transition period were $131.3 million, or 31.8% of net sales, compared to $142.5 million, or 31.8% of net sales, for fiscal 2011.

In addition to a reduction in costs directly related to our shortened eleven-month transition period, compared to our 12-month fiscal 2011, the following factors impacted selling general and administrative expenses for the transition period when compared to the previous fiscal year. Approximately $1.5 million of severance expense related to the termination of our former CEO and CFO, who left the Company during fiscal 2011, were included in fiscal 2011 selling, general and administrative expenses. Medical claims and workers compensation insurance expense were both lower as a percentage of sales for the forty-eight week period ended January 28, 2012, compared to the fifty-two week period ended February 26, 2011, due to a reduction in claims incurred and paid during the transition period. These savings were offset by higher store selling salaries and increased

e-commerce related expenses which experienced deleverage with the 5% decrease in same store sales in the transition period compared to fiscal 2011.

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

Impairment and Restructuring.  In the transition period, we recorded approximately $21.2 million of expenses related to asset impairment and restructuring charges. The charge included $11.4 million of asset impairment charges related to approximately 100 stores, most of which were underperforming, which were closed in the fourth quarter of the transition period or were going to be closed early in fiscal 2012. We also recorded approximately $8.2 million related to lease termination accruals for stores which were closed during the fourth quarter of the transition period and severance charges of approximately $1.2 million related to positions which were eliminated in our corporate office and field management organization, as well as positions related to closed stores.

In addition, we recorded approximately $0.3 million of other miscellaneous store closing costs in the fourth quarter of the transition period.  In fiscal 2011, we recorded non-cash asset impairment charges of $2.8 million in the fourth quarter.

Operating Loss.  As a result of the foregoing factors, we reported an operating loss of $71.8 million, or 17.4% of net sales, for the transition period, compared to an operating loss of $14.6 million, or 3.2% of net sales, for fiscal 2011.

Other Income. Other income for the transition period included interest income of approximately $0.2 million and gain on investments of approximately $0.1 million. For fiscal 2011, other income included interest income of approximately $0.4 million and gains on investments of approximately $40,000.

Income Taxes.  We recorded an income tax benefit of approximately $0.4 million, with an effective tax rate of (0.5)%, for the transition period. We recorded income tax expense of $8.1 million, with an effective tax rate of 57.1%, for fiscal 2011.  Income tax expense for fiscal 2011 reflects a non-cash charge of $10.6 million to establish a full valuation allowance on our net deferred tax assets. Our effective tax rate for the transition period reflects the ongoing impact of the valuation allowance on our deferred tax assets.

Net Loss.  As a result of the foregoing factors, we reported a net loss of $71.1 million, or 17.2% of net sales and $(2.00) per share, for the transition period, compared to a net loss of $22.2 million, or 4.9% of net sales and $(0.63) per share, for fiscal 2011.

Liquidity and Capital Resources

Cash flow and liquidity

We evaluate cash flow from operations, investing activities and financing activities in determining the sufficiency of our cash position. Cash flow from operations has historically been sufficient to provide for our uses of cash. We expect to operate our business and execute our strategic initiatives principally with funds generated from operations and, if necessary, from our Credit Facility, subject to compliance with the financial covenant and its other terms and provisions.

Based on our current plans for fiscal 2013, we believe cash flows from operating activities and working capital will be sufficient to meet our operating and capital expenditures requirements for the fiscal year. We do not anticipate the need to utilize our Credit Facility for any liquidity needs in fiscal 2013, other than to maintain and open letters of credit in the normal course of business. Our operating plan for fiscal 2013 contemplates positive same store sales and improvements in merchandise margins when compared to fiscal 2012. The plan is dependent on our ability to consistently deliver merchandise that is appealing to our customers at a profitable price, and to manage our costs effectively, in order to satisfy our working capital and other operating cash requirements. Our operating plan is based on a number of assumptions which involve significant judgment and estimates of future performance. If our net sales, gross margins and operating results fall short of our expectations, we may be required to access some, if not all, of our Credit Facility, and potentially require other sources of financing to fund our operations.

We will continue to monitor our performance and liquidity and, if we believe it is appropriate or necessary to borrow under the Credit Facility or obtain additional liquidity, we would first consider taking further steps intended to improve our financial position. Steps we may consider include: modifying our operating plan, seeking to reduce costs further, decreasing our cash spend and/or capital expenditures, as well as evaluating alternatives and opportunities to obtain additional sources of liquidity through the debt or equity markets. It is possible these actions may not be sufficient or available or, if available, available on terms acceptable to us.

The following table summarizes our cash flows for the fifty-three weeks ended February 2, 2013, forty-eight weeks ended January 28, 2012 and fifty-two weeks ended February 26, 2011 (in thousands):

	Fiscal 2012	Transition Period	Fiscal 2011
Net cash (used in) provided by operating activities	$(17,441)	$(25,880)	$7,793
Net cash provided by investing activities	17,815	29,515	7,107
Net cash used in financing activities	(417)	(6,565)	(8,261)
Net (decrease) increase in cash and cash equivalents	$(43)	$(2,930)	$6,639

Net cash (used in) provided by operating activities

Net cash used in operating activities in fiscal 2012 totaled $17.4 million, an improvement of $8.4 million from cash used in operating activities of $25.9 million in the transition period. While the net loss of $16.1 million in fiscal 2012 was approximately $55.0 million less than the net loss of $71.1 million in the transition period, the net loss in the transition period included a non-cash asset impairment charge of approximately $11.4 million and restructuring charges of approximately $9.7 million.

Significant fluctuations in our working capital accounts in fiscal 2012 included an $8.0 million decrease in lease termination liabilities, a $3.9 million decrease in accrued liabilities, a $3.5 million increase in prepaid expenses, a $3.2 million increase in merchandise inventories and a $3.0 million increase in accounts payable. The liability for lease terminations decreased as we negotiated settlements with landlords related to all of the 103 stores closed as part of our restructuring initiative. The reduction in accrued liabilities was driven by a decrease in the liability for gift cards issued and a reduction in accrued payroll resulting from a shift in the timing of pay periods at the end of fiscal 2012 compared to the end of the transition period. The increase in prepaid expenses resulted from a shift in the timing of rent payments at the end of fiscal 2012 as store rent payments for February 2013 were paid in January 2013. The increase in merchandise inventories and accounts payable was mainly due to a 21% increase in inventory levels per store at the end of fiscal 2012, when compared to the end of the transition period. The increase in per-store inventory is attributable to the acceleration of spring product receipts and higher inventory levels required to support anticipated fiscal 2013 first quarter sales levels.

The remainder of the change in cash used in operating activities was substantially the result of the net loss realized in fiscal 2012, after adjusting for non-cash charges including depreciation and amortization, deferred lease related liabilities and stock-based compensation expense, combined with various changes in our other operating assets and liabilities.

Net cash used in operating activities in the transition period totaled $25.9 million, a decrease of $33.7 million from cash provided by operating activities of $7.8 million in fiscal 2011. The decrease was largely due to the increase in net loss between the transition period and fiscal 2011.

Significant fluctuations in our working capital accounts in the transition period included a $5.1 million decrease in income taxes receivable, a $3.5 million increase in accrued liabilities and an $8.0 million increase in total accrued lease termination fees. The decrease in income taxes receivable resulted from the receipt of income tax refunds in the transition period related to over payments made in fiscal 2011. Lease termination fees accrued liabilities increased as a result of recording an $11.8 million accrual related to lease termination accruals on stores which were closed in the fourth quarter of the transition period. Additionally, accrued salaries, wages and related expenses decreased due to a $1.5 million decrease in the accrued vacation liability. The decrease in deferred lease incentives relates to the write-off of unamortized tenant allowances associated with stores closed during the transition period, as well as amortization of tenant allowances on stores continuing to operate.

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

Net cash provided by investing activities

Net cash provided by investing activities in fiscal 2012 totaled $17.8 million, a decrease of $11.7 million from net cash provided by investing activities of $29.5 million during the transition period. Net cash provided by investing activities in fiscal 2012 consisted of $21.4 million of sales of investments, partially offset by $3.6 million of capital expenditures. We opened six new stores in fiscal 2012 and made investment in our information technology infrastructure and visual merchandise displays and fixtures. We expect to fund approximately $9.0 million of capital expenditures in fiscal 2013 related to limited new store growth, additional investments in our information technology infrastructure, including upgraded software and peripheral hardware at the point-of-sale, visual product displays and fixtures to further enhance the presentation of our merchandise and other investments in our stores, corporate office and distribution center facility.

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

Net cash used in financing activities

Net cash used in financing activities in fiscal 2012 totaled approximately $0.4 million, a decrease of $6.1 million from $6.6 million in the transition period. In the transition period, approximately $6.4 million was used to fund the payment of three quarterly cash dividends. In the fourth quarter of the transition period, we announced that the Board suspended the payment of a quarterly dividend.

Net cash of $6.6 million was used in financing activities in the transition period, a decrease of $1.7 million from fiscal 2011. In the transition period, we declared and paid three quarterly cash dividends of $0.06 per share and paid approximately $0.1 million in payroll taxes related to shares which were surrendered to us by stock plan participants in order to satisfy withholding tax obligations related to the vesting of restricted stock awards.

Credit facility

On July 12, 2012, Christopher & Banks Corporation and its two subsidiaries, Christopher & Banks, Inc. and Christopher & Banks Company (collectively the “Borrowers”), entered into a Credit Agreement (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) as Lender. The Credit Facility replaced our prior credit facility with Wells Fargo. The Credit Facility provides us with revolving credit loans of up to $50.0 million in the aggregate, subject to a borrowing base formula based primarily on eligible credit card receivables, inventory and real estate, as defined in the Credit Facility, and up to $10.0 million of which may be drawn in the form of standby and documentary letters of credit. The Credit Facility expires in July 2017.

We recorded approximately $0.4 million of deferred financing costs in the second quarter of fiscal 2012 in connection with the Credit Facility. The deferred financing costs have been recorded within other assets on the consolidated balance sheet and will be amortized as interest expense over the related term of the Credit Facility.

Borrowings under the Credit Facility will generally accrue interest at a rate ranging from 2.0% to 2.5% over the London Interbank Offered Rate (“LIBOR”) or 1.0% to 1.5% over Wells Fargo's prime rate, based on the amount of Excess Availability as such term is defined in the Credit Facility. Letters of credit fees range from 1.5% to 2.5%, depending upon Excess Availability.

The Credit Facility contains certain affirmative and negative covenants. The affirmative covenants include certain reporting requirements, maintenance of properties, payment of taxes and insurance, compliance with laws, environmental compliance and other provisions customary in such agreements. Negative covenants limit or restrict, among other things, secured and unsecured indebtedness, fundamental changes in the business, investments, liens and encumbrances, transactions with affiliates and other matters customarily restricted in such agreements. The sole financial covenant contained in the Credit Facility requires us to maintain Availability at least equal to the greater of (a) ten percent (10%) of the Borrowing Base or (b) $3.0 million.

The Credit Facility disallows payment of dividends to the Company's shareholders. However, if certain financial conditions are met, the Company may declare and pay dividends not to exceed $10.0 million in any fiscal year. The Company may also declare and pay an additional one-time dividend payment to shareholders in an amount not to exceed $5.0 million.

The Credit Facility contains events of default that include failure to pay principal or interest when due, failure to comply with the covenants set forth in the Credit Facility, bankruptcy events, cross-defaults and the occurrence of a change of control, subject to the grace periods, qualifications and thresholds as specified in the Credit Facility. If an event of default under the Credit Facility occurs and is continuing, the loan commitments may be terminated and the principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

Our obligations under the Credit Facility are secured by the assets of the Company and its subsidiaries pursuant to a Security Agreement, dated July 12, 2012 (the “Security Agreement”). Pursuant to the Security Agreement, we pledged substantially all of our assets as collateral security for the loans to be made pursuant to the Credit Facility, including accounts owed to us, bank accounts, inventory, other tangible and intangible personal property, intellectual property (including patents and trademarks), and stock or other evidences of ownership of 100% of all of the Company's subsidiaries.

We had no revolving credit loan borrowings under the Credit Facility during fiscal 2012 or under our previous credit facility in fiscal 2012 or the transition period. Historically, we have utilized our credit facility only to open letters of credit. The total Borrowing Base at February 2, 2013 was approximately $27.0 million. As of February 2, 2013, we had open on-demand letters of credit of approximately $3.7 million. Accordingly, after reducing the Borrowing Base for the open letters of credit and the required minimum availability of $3.0 million, or 10.0% of the Borrowing Base, the net availability of revolving credit loans under the Credit Facility was approximately $20.3 million at February 2, 2013.

Contractual Obligations

The following table summarizes our contractual obligations at February 2, 2013 (in thousands):

		Payments Due In
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	109,238	34,365	42,636	18,549	13,688
Total	$109,238	$34,365	$42,636	$18,549	$13,688

The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, excluding interest and penalties, was approximately $1.1 million at February 2, 2013. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities.

Our contractual obligations include operating leases for each of our retail store locations and vehicles. The amount for operating leases reflected in the table above includes future minimum rental commitments only and excludes common area maintenance charges, real estate taxes and other costs associated with operating leases. These types of costs, which are not fixed and determinable, totaled $20.7 million, $25.0 million and $29.6 million in fiscal 2012, the transition period and fiscal 2011, respectively.

At February 2, 2013, we had no other contractual obligations relating to short or long-term debt, capital leases or non-cancelable purchase obligations. In addition, we had no contractual obligations relating to the other liabilities recorded in our balance sheet under accounting principles generally accepted in the U.S.

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

Related Party Transactions

We, or our subsidiaries, have for the past several years purchased goods from G-III Apparel Group Ltd. (“G-III”) or its related entities. On January 3, 2011, Morris Goldfarb, the Chairman of the Board and Chief Executive Officer of G-III, became a director of the Company. In fiscal 2012, the transition period and fiscal 2011, payments made by the Company and its subsidiaries to G-III and its related entities aggregated approximately $1.4 million, $2.5 million and $0.3 million, respectively. As of February 2, 2013 and January 28, 2012, we had a balance due to G-III or its related entities of approximately $0.2 million and $27 thousand, respectively. We have evaluated the terms and considerations for such related party transactions and have determined the terms are comparable to amounts that would have to be paid to, or received from, independent third-parties.

Sourcing

We directly imported approximately 28% of our merchandise purchases in fiscal 2012, compared to approximately 16% and 12% in the transition period and fiscal 2011, respectively. A significant amount of our merchandise was manufactured overseas in each of these fiscal years, primarily in China and Indonesia. In fiscal 2012, the transition period and fiscal 2011, approximately 6%, 7% and 12%, respectively, of our merchandise was manufactured in the United States. This reliance on sourcing from foreign countries may cause us to be exposed to certain risks as indicated below and in Part I, “Item 1A. Risk Factors” in this Annual Report.

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

We do not have long-term purchase commitments or arrangements with any of our suppliers or agents. Our ten largest vendors represented approximately 56%, 55% and 77% of our total merchandise purchases in fiscal 2012, the transition period and fiscal 2011, respectively. One of our suppliers accounted for approximately 18%, 19%, and 27% of our purchases during fiscal 2012, the transition period and fiscal 2011, respectively. Another supplier accounted for approximately 12% of our purchases during fiscal 2012 and fiscal 2011, and an additional supplier accounted for approximately 15% of our purchases during fiscal 2011. These vendors produce the majority of the goods sold to us in China and Indonesia, consistent with our overall vendor base. Although we have strong relationships with these vendors, there can be no assurance that these relationships can be maintained in the future or that these vendors will continue to supply merchandise to us. If there should be any significant disruption in the supply of merchandise from these vendors, management believes that it will be able to shift production to other suppliers so as to continue to secure the required volume of product. Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on our financial position or results of operations.

Our merchandise costs throughout the transition period were impacted by higher prices for cotton and synthetic fibers, along with increased production labor and transportation costs. Although we passed some of these price increases on to our customers in the transition period, there was resistance to the higher prices. As a result, we intend to increase our efforts to provide quality merchandise to our customers at an attractive price. Product costs, particularly the cost of cotton, moderated in fiscal 2012, declining to more historical levels. We currently expect product costs to remain stable in fiscal 2013.

Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, consumer confidence, customer response to our seasonal merchandise mix, timing of new store openings, adverse weather conditions, and shifts in the timing of certain holidays and shifts in the timing of promotional events.

Inflation

We do not believe that inflation had a material effect on our results of operations in fiscal 2012. Throughout the transition period, our merchandise costs were impacted by higher prices for cotton and synthetic fibers, along with increased production labor and transportation costs. In addition, improvements in quality, construction, and fit also resulted in higher product costs. Although we passed some of these price increases on to our customers during the transition period ended January 28, 2012, there was considerable resistance to higher prices.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements and related notes, which have been prepared in accordance with generally accepted accounting principles used in the U.S. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during a reporting period. Management bases its estimates on historical experience and various other assumptions that we believe to be reasonable. As a result, actual results could differ because of the use of these estimates and assumptions.

Our significant accounting policies can be found in Note 1, Nature of Business and Significant Accounting Policies, to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K. We believe the following accounting policies, which rely upon making certain estimates and assumptions, are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations.

Inventory valuation

Merchandise inventories are stated at the lower of cost or market utilizing the retail inventory method. We manage our inventory levels and use markdowns to clear merchandise. Decisions to mark down merchandise are based on a number of factors, including the current rate of sale, quantity on hand, and age of the inventory. We estimate and record a reserve for future markdowns necessary to liquidate aged inventory. Actual markdowns taken are regularly compared against previous estimates and factored into future estimates.

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

Included in the review is the assessment of the recoverability of the carrying value of the assets related to the corporate and distribution center. As these assets do not have identifiable cash flows that are largely independent of store cash flows, we utilize a residual approach where the carrying value of the corporate and distribution center assets are compared with the estimated undiscounted future cash flows available from the stores remaining after any impairment losses. If the estimated undiscounted future cash flows are less than the carrying value of the assets related to the corporate and distribution center, an impairment charge is recorded for the difference between the assets’ fair value and carrying value.

We recorded long-lived store-level asset impairment charges of approximately $0.4 million, $11.4 million and $2.8 million in fiscal 2012, the transition period, and fiscal 2011, respectively, related to underperforming Christopher & Banks and C.J. Banks store locations.

Customer loyalty program

During the first quarter of fiscal 2011, we launched our Friendship Rewards loyalty program. Under the program, customers accumulate points based on purchase activity. Once a Friendship Rewards member achieves a certain point level, the member earns awards certificates that may be redeemed for merchandise. Points are accrued as unearned revenue and recorded as a reduction of net sales and a current liability as they are accumulated by members and certificates are earned. A liability of $3.9 million as of February 2, 2013 and $3.4 million as of January 28, 2012 is included in other accrued liabilities on our consolidated balance sheet and is recorded net of estimated breakage based on redemption patterns and trends. Revenue and the related cost of sales are recognized upon redemption of the reward certificates, which expire approximately six weeks after issuance.

Lease termination costs

Discounted liabilities for future lease costs and the fair value of related subleases of closed locations are recorded when the stores are closed prior to the expiration of the lease or execution of a lease termination agreement. In assessing the discounted liabilities for future costs of obligations related to closed stores, we made assumptions regarding amounts of future subleases. Liabilities related to these costs of $3.8 million were included in other accrued liabilities and liabilities of $8.0 million were included in non-current liabilities on our consolidated balance sheet as of January 28, 2012. As these assumptions or their related estimates changed, we recorded additional exit costs or reduced exit costs previously accrued.

In fiscal 2012, we recorded a non-cash benefit of approximately $6.5 million related to 55 stores where the amount recorded for net lease termination liabilities exceeded the actual settlements negotiated with landlords. In addition, we recorded approximately $0.3 million of additional lease termination liabilities related to three stores closed in the first quarter of fiscal 2012. As of February 2, 2013, there were no remaining lease termination liabilities.

Income taxes

As of February 2, 2013, we had a full valuation allowance against our net deferred tax assets.  Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income.  We have incurred a net cumulative loss as measured by the results of the prior three years. ASC 740 “Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period. Forming a conclusion that a valuation allowance is not needed is difficult when negative evidence such as cumulative losses exists. As a result of our evaluation, we have concluded that there is insufficient positive evidence to overcome the negative evidence related to our cumulative losses. Accordingly, we have maintained the full valuation allowance against our net deferred tax assets established in the third quarter of fiscal 2011. Recording the valuation allowance does not prevent us from using the deferred tax assets in the future when profits are realized. Our valuation allowance against deferred tax assets totaled $46.2 million and $41.3 million at February 2, 2013 and January 28, 2012, respectively.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. The guidance will be effective for a company's interim and annual reporting periods beginning after December 15, 2012, and applied prospectively. Early adoption is permitted. We do not expect adoption of this guidance to have a material impact on our financial condition, results of operations, or disclosures.

Forward-Looking Statements

We may make forward-looking statements reflecting our current views with respect to future events and financial performance.  These forward-looking statements, which may be included in reports filed under the Exchange Act, in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of this Annual Report on Form 10-K, which could cause actual results to differ materially from historical results or those anticipated.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, we wish to advise readers that the factors listed in Item 1A of this Annual Report on Form 10-K, as well as other factors, could affect our performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. We are potentially exposed to market risk from changes in interest rates relating to our Credit Facility with Wells Fargo Bank. Loans under the Credit Facility bear interest at a rate ranging from 2.0% to 2.5% over the LIBOR or 1.0% to 1.5% over Wells Fargo's prime rate, based on the amount of Excess Availability as such term is defined in the Credit Facility.

We enter into certain purchase obligations outside the U.S., which are denominated and settled in U.S. dollars. Therefore, we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks and believe that our foreign currency exchange risk is immaterial. We do not have any derivative financial instruments and do not hold any derivative financial instruments for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Christopher & Banks Corporation:
We have audited the accompanying consolidated balance sheets of Christopher & Banks Corporation and subsidiaries (the Company) as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the fiscal year ended February 2, 2013 and the transition period ended January 28, 2012. We also have audited the Company's internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Christopher & Banks Corporation and subsidiaries as of February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for the fiscal year ended February 2, 2013 and for the transition period ended January 28, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, Christopher & Banks Corporation maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Minneapolis, Minnesota
March 25, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Christopher & Banks Corporation

In our opinion, the accompanying consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows present fairly, in all material respects, the results of operations and cash flows of Christopher & Bank Corporation and its subsidiaries (the “Company”) for the year ended February 26, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
May 12, 2011

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	February 2, 2013	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$40,739	$40,782
Short-term investments	—	7,660
Accounts receivable	3,630	3,649
Merchandise inventories	42,704	39,455
Prepaid expenses and other current assets	6,823	3,289
Income taxes receivable	405	1,188
Total current assets	94,301	96,023
Property, equipment and improvements, net	41,230	56,443
Long-term investments	—	13,284
Other assets	401	266
Total assets	$135,932	$166,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,586	$19,466
Accrued salaries, wages and related expenses	4,217	5,831
Other accrued liabilities	23,410	25,566
Total current liabilities	50,213	50,863
Non-current liabilities:
Deferred lease incentives	5,665	10,546
Deferred rent obligations	2,959	5,294
Lease termination liabilities	—	8,032
Other non-current liabilities	1,629	1,919
Total non-current liabilities	10,253	25,791
Commitments	—	—
Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 46,755 and 45,819 shares issued, and 36,964 and 36,028 shares outstanding at February 2, 2013 and January 28, 2012, respectively	467	458
Additional paid-in capital	119,632	117,399
Retained earnings	68,078	84,154
Common stock held in treasury, 9,791 shares at cost at February 2, 2013 and January 28, 2012	(112,711)	(112,711)
Accumulated other comprehensive income	—	62
Total stockholders’ equity	75,466	89,362
Total liabilities and stockholders’ equity	$135,932	$166,016

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fifty-Three Weeks Ended	Forty-Eight Weeks Ended	Fifty-Two Weeks Ended
	February 2, 2013	January 28, 2012	February 26, 2011

Net sales	$430,302	$412,796	$448,130
Costs and expenses:
Merchandise, buying and occupancy	303,680	311,925	292,713
Selling, general and administrative	129,153	131,259	142,461
Depreciation and amortization	18,595	20,202	24,736
Restructuring and impairment	(5,161)	21,183	2,779
Total costs and expenses	446,267	484,569	462,689
Operating loss	(15,965)	(71,773)	(14,559)
Other income (expense)	(14)	324	450
Loss before income taxes	(15,979)	(71,449)	(14,109)
Income tax provision (benefit)	97	(387)	8,058
Net loss	$(16,076)	$(71,062)	$(22,167)
Net loss per common share:
Basic	$(0.45)	$(2.00)	$(0.63)
Diluted	$(0.45)	$(2.00)	$(0.63)
Weighted average number of common shares outstanding:
Basic	35,694	35,554	35,392
Diluted	35,694	35,554	35,392

Dividends per share	$—	$0.18	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fifty-Three Weeks Ended	Forty-Eight Weeks Ended	Fifty-Two Weeks Ended
	February 2, 2013	January 28, 2012	February 26, 2011

Net loss	$(16,076)	$(71,062)	$(22,167)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities arising during the period, net of taxes of $(1), $83 and $(39)	(2)	230	(98)
Reclassification adjustment for gains included in net loss, net of taxes of $39, $68 and $2	(60)	(103)	(6)
Total other comprehensive income (loss)	(62)	127	(104)
Comprehensive loss	$(16,138)	$(70,935)	$(22,271)

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock
	Shares Issued	Shares Held in Treasury	Shares Outstanding	Amount Outstanding	Amount Held in Treasury	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
February 27, 2010	45,735	9,791	35,944	$457	$(112,711)	$113,584	$192,361	$39	$193,730

Total comprehensive loss	—	—	—	—	—	—	(22,167)	(104)	(22,271)
Stock issued on exercise of options	63	—	63	1	—	291	—	—	292
Forfeitures of restricted stock, net of issuances	(366)	—	(366)	(4)	—	(541)	—	—	(545)
Tax deficiency on stock-based compensation	—	—	—	—	—	(287)	—	—	(287)
Stock-based compensation expense	—	—	—	—	—	1,862	—	—	1,862
Dividends paid ($0.24 per share)	—	—	—	—	—	—	(8,552)	—	(8,552)
February 26, 2011	45,432	9,791	35,641	$454	$(112,711)	$114,909	$161,642	$(65)	$164,229

Total comprehensive loss	—	—	—	—	—	—	(71,062)	127	(70,935)
Issuance of restricted stock, net of forfeitures	387	—	387	4	—	(143)	—	—	(139)
Tax deficiency on stock-based compensation	—	—	—	—	—	(137)	—	—	(137)
Stock-based compensation expense	—	—	—	—	—	2,770	—	—	2,770
Dividends paid ($0.18 per share)	—	—	—	—	—	—	(6,426)	—	(6,426)
January 28, 2012	45,819	9,791	36,028	$458	$(112,711)	$117,399	$84,154	$62	$89,362

Total comprehensive loss	—	—	—	—	—	—	(16,076)	(62)	(16,138)
Issuance of restricted stock, net of forfeitures	936	—	936	9	—	(75)	—	—	(66)
Stock-based compensation expense	—	—	—	—	—	2,308	—	—	2,308
February 2, 2013	46,755	9,791	36,964	$467	$(112,711)	$119,632	$68,078	$—	$75,466

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fifty-Three Weeks Ended	Forty-Eight Weeks Ended	Fifty-Two Weeks Ended
	February 2, 2013	January 28, 2012	February 26, 2011
Cash flows from operating activities:
Net loss	$(16,076)	$(71,062)	$(22,167)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	18,595	20,202	24,736
Impairment of store assets	424	11,445	2,779
Amortization of premium on investments	(444)	74	391
Amortization of financing costs	35	—	—
Deferred lease related liabilities	(7,216)	(6,599)	(6,390)
Stock-based compensation expense	2,308	2,770	1,862
Loss on disposal of assets	52	106	288
Gain on investments, net	(76)	(122)	(41)
Deferred income taxes	—	—	10,616
Changes in operating assets and liabilities:
Decrease in accounts receivable	19	318	278
Increase in merchandise inventories	(3,249)	(244)	(715)
Increase in prepaid expenses and other current assets	(3,535)	(1,300)	(347)
Decrease (increase) in income taxes receivable	783	5,113	(6,331)
Decrease in other assets	180	48	535
Increase in accounts payable	2,952	2,497	1,915
(Decrease) increase in accrued liabilities	(3,871)	3,455	1,095
(Decrease) increase in lease termination liabilities	(8,032)	8,032	—
Decrease in other liabilities	(290)	(613)	(711)
Net cash (used in) provided by operating activities	(17,441)	(25,880)	7,793
Cash flows from investing activities:
Purchases of property, equipment and improvements	(3,623)	(11,742)	(8,428)
Proceeds from sale of furniture, fixtures and equipment	35	143	—
Purchases of available-for-sale investments	—	(35,713)	(94,875)
Redemptions of available-for-sale investments	21,403	76,827	95,560
Sales of trading investments	—	—	14,850
Net cash provided by investing activities	17,815	29,515	7,107
Cash flows from financing activities:
Financing costs	(350)	—	—
Shares redeemed for payroll taxes	(67)	(139)	—
Exercise of stock options and issuance of restricted stock	—	—	291
Dividends paid	—	(6,426)	(8,552)
Net cash used in financing activities	(417)	(6,565)	(8,261)
Net (decrease) increase in cash and cash equivalents	(43)	(2,930)	6,639
Cash and cash equivalents at beginning of period	40,782	43,712	37,073
Cash and cash equivalents at end of period	$40,739	$40,782	$43,712
Supplemental cash flow information:
Interest paid	$130	$2	$3
Income taxes (refunded) paid	$(622)	$500	$5,556
Accrued purchases of equipment and improvements	$269	$52	$87
The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Nature of Business and Significant Accounting Policies

Christopher & Banks Corporation, through its wholly owned subsidiaries (collectively referred to as “Christopher & Banks”, “the Company”, “we” or “us”), operates retail stores selling women’s apparel in the United States ("U.S."). The Company operated 608, 686 and 775 stores as of February 2, 2013, January 28, 2012 and February 26, 2011, respectively. The Company also operates separate e-commerce web sites for its Christopher & Banks and C.J. Banks brands at www.christopherandbanks.com and www.cjbanks.com.

Fiscal year and basis of presentation

On January 6, 2012, the Company's Board of Directors (the "Board") amended and restated the Company's By-Laws to provide that the fiscal year ends at the close of business on that Saturday in January or February which falls closest to the last day of January. Prior to this change, the fiscal year ended at the close of business on that Saturday in February or March which fell closest to the last day of February. In order to transition to the new fiscal calendar, the last fiscal year was shortened from twelve months to eleven months, resulting in a forty-eight week transition period ended January 28, 2012 (the "transition period"). The fiscal years ended February 26, 2011 (“fiscal 2011”) and February 2, 2013 ("fiscal 2012") consisted of fifty-two weeks and fifty-three weeks, respectively). The unaudited comparative information for the forty-eight weeks ended January 29, 2011 is reported in Note 2, Change in Fiscal Year, to the consolidated financial statements.

The consolidated financial statements include the accounts of Christopher & Banks Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during reporting periods. As a result, actual results could differ because of the use of these estimates and assumptions.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and in banks and investments purchased with an original maturity of three months or less.

Investments

Investments are accounted for in accordance with Accounting Standards Codification ("ASC") 320-10, “Investments — Debt and Equity Securities.” At January 28, 2012, the Company's investment balances consisted solely of available-for-sale securities and were valued at fair value in accordance with ASC 820-10 “Fair Value Measurements.” There were no investments as of February 2, 2013.

Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity as accumulated other comprehensive income (loss), net of tax. Fair value for available-for-sale securities is based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets in which there were fewer transactions. Amortization of premiums or discounts arising at acquisition, and gains or losses on the disposition of available-for-sale securities are reported as other income (expense). Realized gains and losses, if any, are calculated on the specific identification method and are included in other income (expense) in the consolidated statements of operations.

Available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise which may indicate impairment. When the fair value of the securities declines below the amortized cost basis, impairment is indicated and it must be determined whether it is other than temporary. Impairment is considered to be other than temporary if the Company (i) intends to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) does not expect to recover the security’s amortized cost basis. If the decline in fair value is considered other than temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings.  Subsequent increases or decreases in fair value are reported in equity as other comprehensive income (loss).

Inventory valuation

Merchandise inventories, all of which are finished goods, are stated at the lower of cost or market utilizing the retail inventory method. The Company manages its inventory levels and uses markdowns to clear merchandise. Decisions to mark down merchandise are based on a number of factors including the current rate of sale, quantity on hand and age of the inventory. The Company estimates and records a reserve for future markdowns necessary to liquidate aged inventory. Actual markdowns taken are regularly compared against previous estimates and factored into future estimates.

Property, equipment and improvements, net

Property, equipment and improvements are initially recorded at cost. Property and equipment is depreciated on a straight-line basis over its estimated useful life; 3 to 5 years for computer hardware and software, 3 to 10 years for store furniture and fixtures, 7 years for corporate and distribution center furniture, fixtures and other equipment, and 25 years for corporate office and distribution center and related building improvements. Store leasehold improvements are amortized over the shorter of the useful life or term of the related lease, which is typically 10 years.

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

This review includes the evaluation of individual under-performing stores and assessment of the recoverability of the carrying value of the assets related to the store. Future cash flows are projected for the remaining lease life considering such factors as future sales levels, merchandise margins, operating income, changes in occupancy expenses other than base rent and other expenses, as well as the overall operating environment specific to that store. If the estimated undiscounted future cash flows are less than the carrying value of the assets, an impairment charge is recorded for the difference between the assets’ fair value and carrying value.

Fair value is determined by a discounted cash flow analysis. In determining future cash flows, the Company uses its best estimate of future operating results and utilizes market participant based assumptions. Consistent with current operating plans, sales improvements were assumed over the next two fiscal years. Subsequent future growth in same-store sales is based on historical same-store sales growth rates.

The projection of future cash flows involves the use of significant estimates and assumptions, including estimated sales, merchandise margin and expense levels, and the selection of an appropriate discount rate, therefore differences in circumstances or estimates could produce different results. The current challenging economic environment, combined with the continued instability in the housing market and general economic uncertainty affecting the retail industry, makes it reasonably possible that additional long-lived asset impairments could be identified and recorded in future periods.

Included in the review is the assessment of the recoverability of the carrying value of the assets related to the corporate and distribution center. As these assets do not have identifiable cash flows that are largely independent of store cash flows, the Company utilized a residual approach where the carrying value of the corporate and distribution center assets are compared with the estimated undiscounted future cash flows available from the stores remaining after any impairment losses. If the estimated undiscounted future cash flows are less than the carrying value of the assets related to the corporate and distribution center, an impairment charge is recorded for the difference between the assets’ fair value and carrying value.

Common stock held in treasury

Treasury stock is accounted for under the cost method, whereby stockholders’ equity is reduced for the total cost of the shares repurchased.

Revenue recognition

Sales are recognized at the point of purchase when a customer takes possession of the merchandise and pays for the purchase with cash, credit card, debit card or gift card. The Company's e-Commerce operation records revenue upon the estimated date the customer receives the merchandise. Shipping and handling revenues are included in net sales. Sales are recognized net of a sales return reserve, which is based on historical sales return data and are not material. Sales taxes collected from customers are remitted to the appropriate taxing jurisdictions and are excluded from sales revenue.

Gift cards are recorded as a liability when issued and until they are redeemed, at which point a sale is recorded. Unredeemed gift cards (“gift card breakage”) is recognized as a reduction of merchandise, buying and occupancy costs when the likelihood of a gift card being redeemed by a customer is deemed remote and the Company determines that there is no legal obligation to remit the value of the unredeemed gift card to any state or local jurisdiction as unclaimed or abandoned property.

Vendor allowances

At certain times the Company receives allowances or credits from its merchandise vendors primarily related to defective goods. These allowances or credits are reflected as a reduction of merchandise inventory in the period they are received. The majority of merchandise is produced exclusively for the Company. Accordingly, the Company does not enter into any arrangements with vendors where payments or other consideration might be received in connection with the purchase or promotion of a vendor’s products such as buy-down agreements or cooperative advertising programs.

Merchandise, buying and occupancy costs

Merchandise, buying and occupancy costs include the cost of merchandise, markdowns, shrink, freight, shipping and handling charges, buyer and distribution center salaries, buyer travel, rent and other occupancy related costs, various merchandise design and development costs, miscellaneous merchandise-related expenses and other costs related to the Company's distribution network. Merchandise, buying and occupancy costs do not include any depreciation or amortization expense.

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

Rent expense, deferred rent obligations and deferred lease incentives

The Company leases all of its store locations under operating leases. Most of these lease agreements contain tenant improvement allowances, funded by landlord cash incentives or rent abatements, which are recorded as a deferred lease incentive liability and amortized as a reduction of rent expense over the term of the lease. For purposes of recognizing landlord incentives and minimum rental expense, the Company utilizes the date that it obtains the legal right to use and control the leased space, which is generally when the Company enters the space and begins to make improvements in preparation for opening a new store location.

Certain lease agreements contain rent escalation clauses which provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy. Such escalating rent expense is recorded on a straight-line basis over the lease term, not including any renewal option periods, and the difference between the recognized rent expense and amounts payable under the lease are recorded as deferred rent obligations.

The Company's leases may also provide for contingent rents, which are determined as a percentage of sales in excess of specified levels. When specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable, the Company records a current accrued liability along with the corresponding rent expense.

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising costs, which include all marketing-related expenses, for the fiscal years ended February 2, 2013, January 28, 2012 and February 26, 2011, were approximately $4.8 million, $6.3 million and $5.3 million, respectively.

Customer loyalty program

During the first quarter of fiscal 2011, the Company launched its Friendship Rewards loyalty program. Under the program, customers accumulate points based on purchase activity. Once a Friendship Rewards member achieves a certain point level, the member earns awards certificates that may be redeemed for merchandise. Points are accrued as unearned revenue and recorded as a reduction of net sales and a current liability as they are accumulated by members and certificates are earned. The liability is recorded net of estimated breakage based on historical redemption patterns and trends. Revenue and the related cost of sales are recognized upon redemption of the reward certificates, which expire approximately six weeks after issuance.

Private label credit card program

During the first quarter of fiscal 2012, the Company launched a private label credit card program with a sponsoring bank which provides for the issuance of credit cards bearing the Christopher & Banks and C.J. Banks brands. The sponsoring bank manages and extends credit to the Company's customers and is the sole owner of the accounts receivable generated under the program. As part of the program, the Company received a signing bonus of approximately $0.5 million from the sponsoring bank and also earns revenue based on card usage by its customers. The deferred signing bonus is included in other liabilities and is recognized in net sales ratably over the term of the contract. The other revenue based on customer usage of the card is recognized in net sales in the periods in which the related customer transaction occurs. During the fiscal year ended February 2, 2013, the Company recognized approximately $0.9 million in net royalty revenue. In addition, the sponsoring bank reimburses the Company for certain marketing expenditures related to the program, subject to an annual cap on the amount of reimbursable expenses.

Lease termination costs

Discounted liabilities for future lease costs and the fair value of related subleases of closed locations are recorded when the stores are closed prior to the expiration of the lease or execution of a lease termination agreement. In assessing the discounted liabilities for future costs of obligations related to closed stores, the Company makes assumptions regarding amounts of future subleases. If these assumptions or their related estimates change in the future, the Company may be required to record additional exit costs or reduce exit costs previously accrued. Actual settlements may vary substantially from recorded obligations.

Fair value measurements

Fair value of financial instruments and selected non-financial assets and liabilities is measured in accordance with ASC 820-10, “Fair Value Measurements.” Fair value is defined as the exit price, or the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants as of the measurement date. ASC 820-10 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability, developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect management's assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances.

The hierarchy is divided into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Certain of the Company's financial assets and liabilities are recorded at their carrying amounts which approximate fair value, based on their short-term nature. These financial assets and liabilities include cash and cash equivalents, accounts receivable and accounts payable. The Company measures its investments and certain of its long-lived assets at fair value.

Stock-based compensation

Stock-based compensation is accounted for in accordance with ASC 718-10 “Stock Compensation.” To calculate the estimated fair value of stock options on the date of grant, the Company uses the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the Company to estimate key assumptions such as expected term, volatility, risk-free interest rates and dividend yield to determine the fair value of stock options, based on both historical information and management judgment regarding market factors and trends. The Company recognizes stock-based compensation expense on a straight-line basis over the corresponding vesting period of the entire award, net of estimated forfeiture rates. The Company estimates expected forfeitures of share-based awards at the grant date and recognizes compensation cost only for those awards expected to vest.

In estimating expected forfeitures, the Company analyzes historical forfeiture and termination information and considers how future termination rates are expected to differ from historical termination rates. The Company ultimately adjusts this forfeiture assumption to actual forfeitures. Any changes in the forfeiture assumptions do not impact the total amount of expense ultimately recognized over the vesting period. Instead, different forfeiture assumptions only impact the timing of expense recognition over the vesting period. If the actual forfeitures differ from management estimates, additional adjustments to compensation expense are recorded.

Restricted stock awards are generally subject to forfeiture if employment or service terminates prior to the lapse of the restrictions. In addition, certain restricted stock awards have performance-based vesting provisions and are subject to forfeiture, in whole or in part, if these performance conditions are not achieved. Management assesses, on an ongoing basis, the probability of whether the performance criteria will be achieved and, once it is deemed probable, compensation expense is recognized over the relevant performance period. For those awards not subject to performance criteria, the cost of the restricted stock awards is expensed, which is determined to be the fair market value of the shares at the date of grant, on a straight-line basis over the vesting period. Time-based grants of restricted stock participated in dividend payments to the extent dividends were declared and paid prior to vesting.

Income taxes

Income taxes are calculated in accordance with ASC 740, “Income Taxes,” which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future income taxes attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment. Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

Net loss per common share

The Company utilizes the two-class method of calculating earnings per share (“EPS”) where unvested share-based payment awards that contain non-forfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, are included in the two-class method of computing EPS. Participating securities includes unvested employee restricted stock awards with time-based vesting, which receive non-forfeitable dividend payments.
Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the applicable period, while diluted EPS is computed based on the weighted average number of shares of common and common equivalent shares outstanding.

Segment reporting

The Company operates in the retail apparel industry in which it designs, sources and sells women’s apparel and accessories catering to customers generally ranging in age from 45 to 60 who are typically part of a segment of the female baby boomer demographic. The Company has identified two operating segments (Christopher & Banks stores and C.J. Banks stores) as defined by ASC 280, “Disclosures about Segments of an Enterprise and Related Information.” The Christopher & Banks and C.J. Banks operating segments have been aggregated into one reportable segment based on the similar nature of products sold, methods of sourcing, merchandising and distribution processes involved, target customers and economic characteristics of the two operating segments. For details regarding the operating performance of the Company's reportable segment, see Note 20, Segment Reporting.

Recently issued accounting pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. The guidance will be effective for the Company’s interim and annual reporting periods beginning after December 15, 2012, and applied prospectively. Early adoption is permitted. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operations or disclosures.

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

In addition, the Company has classified the change in certain deferred lease-related liabilities (deferred lease incentives and deferred rent obligations) as an adjustment to reconcile net loss to net cash used in operating activities on the consolidated statement of cash flows. Prior year amounts previously reported as a change in operating assets and liabilities within the operating activities section of the consolidated statement of cash flows have been reclassified to conform to the current year presentation. The reclassification has no impact on previously reported net loss, current liabilities or net cash flows from operating activities.

NOTE 2 - Change in Fiscal Year

As referenced in Note 1, Nature of Business and Significant Accounting Policies, on January 6, 2012, the Board amended and restated the Company's By-Laws to provide that the fiscal year ends at the close of business on that Saturday in January or February which falls closest to the last day of January. Prior to this change, the fiscal year ended at the close of business on that Saturday in February or March which fell closest to the last day of February. The table below provides unaudited financial information for the comparable eleven-month period ended January 29, 2011 (in thousands, except per share data).

	Eleven Months Ended
	January 28, 2012	January 29, 2011
		(unaudited)
Net sales	$412,796	$424,743
Operating loss	(71,773)	(4,227)
Income tax benefit	(387)	(415)
Net loss	$(71,062)	$(14,994)
Net loss per common share:
Basic	$(2.00)	$(0.42)
Diluted	$(2.00)	$(0.42)
Weighted average number of common shares outstanding:
Basic	35,554	35,377
Diluted	35,554	35,377

NOTE 3 — Restructuring and Impairment

Transition Period Activity

In the third quarter of the transition period, the Company announced that, following an in-depth analysis of its store portfolio, the Board approved a plan to close approximately 100 stores, most of which were underperforming. Ultimately 103 stores were identified for closure. Ninety of the 103 stores identified for closure were closed in the transition period with the remaining 13 stores closed during the first half of fiscal 2012. This completed the store closures related to the restructuring initiative. Additionally, the Company restructured the occupancy costs of a majority of its remaining stores, and converted or consolidated a number of existing Christopher & Banks and C.J. Banks stores into dual stores.

The store closings and other store-level cost reduction initiatives resulted in the termination of approximately 14% of the overall part-time and full-time store sales associates and store managers. The Company also reduced its corporate office headcount by approximately 15% and its store operations field management team by approximately 27% during the second half of the transition period. Total severance charges of approximately $1.2 million were recorded in the transition period related to these reductions in staff.

In the fourth quarter of the transition period, the Company recorded estimated lease termination fees of approximately $11.8 million, which were partially offset by the reduction of deferred lease obligations related to closed stores, for a net expense of approximately $8.2 million related to lease termination costs. These charges consisted primarily of the costs of future obligations related to closed store locations. Discounted liabilities for future lease costs and the fair value of related subleases of closed locations are recorded when the stores are closed and these amounts are subject to adjustments as liabilities are settled. In assessing the discounted liabilities for future costs of obligations related to closed stores, the Company made assumptions regarding amounts of future subleases. If the assumptions or their related estimates changed in the future, the Company recorded additional exit costs or reduced exit costs previously accrued. Management negotiated with landlords to mitigate the amount of lease termination liabilities and actual settlements varied from recorded obligations.

During the quarter ended November 26, 2011, the Company performed an impairment analysis on certain store assets triggered by the in-depth review of the store portfolio referenced above, as well as the significant decline in merchandise margins during the third quarter of the transition period and the projected continuation of this trend into the fourth quarter. As a result, the Company recorded pre-tax non-cash asset impairment charges of approximately $11.4 million in the third quarter of the transition period.

Fiscal 2012 activity

In fiscal 2012, the Company recorded a net credit of approximately $5.2 million related to restructuring and impairment costs. The Company recorded a non-cash benefit of approximately $6.5 million related to 55 stores, where the amount recorded for net lease termination liabilities exceeded the actual settlements negotiated with landlords. The Company recorded approximately $0.3 million of additional lease termination liabilities related to three stores closed in the first quarter of fiscal 2012. The Company also recorded approximately $0.4 million of non-cash asset impairment charges related to 14 stores the Company plans to continue to operate and four stores closed in January 2013. In addition, the Company recognized approximately $0.6 million of professional service fees related to the restructuring initiative. The Company does not anticipate any additional payments or expenses related to the restructuring initiative in fiscal 2013.

The following table details information related to restructuring and impairment charges recorded (in thousands):

	Severance Accrual	Lease Termination Obligations	Asset Impairment	Other	Total
February 26, 2011	$—	$—	$—	$—	$—
Asset impairment charge	—	—	11,445	—	11,445
Restructuring charge	1,168	8,225	—	345	9,738
Total charges	1,168	8,225	11,445	345	21,183
Non-cash charges	—	—	(11,445)	(106)	(11,551)
Deferred lease obligations on closed stores	—	3,587	—	—	3,587
Cash payments	(310)	—	—	(239)	(549)
January 28, 2012	858	11,812	—	—	12,670
Asset impairment charge	—	—	424	—	424
Non-cash adjustments	—	(6,516)	—	—	(6,516)
Restructuring charge	—	304	—	627	931
Total charges (credits)	—	(6,212)	424	627	(5,161)
Non-cash charges	—	—	(424)	—	(424)
Deferred lease obligations on closed stores	—	244	—	—	244
Cash payments	(858)	(5,844)	—	(627)	(7,329)
February 2, 2013	$—	$—	$—	$—	$—

NOTE 4 — Investments

The Company had no investments as of February 2, 2013. Investments as of January 28, 2012 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Short-term investments:
Available-for-sale securities:
Municipal bonds	$5,643	$19	$2	$5,660
U.S. Agency securities	2,000	—	—	2,000
Total short-term investments	7,643	19	2	7,660
Long-term investments:
Available-for-sale securities:
Municipal bonds	13,200	84	—	13,284
Total long-term investments	13,200	84	—	13,284
Total investments	$20,843	$103	$2	$20,944

As of January 28, 2012, available-for-sale investment securities consisted of municipal bonds and U.S. Agency securities.  These securities were classified as available-for-sale as the Company did not enter into these investments for speculative purposes or intend to actively buy and sell the securities in order to generate profits on differences in price. The Company's primary investment objective is preservation of principal. During fiscal 2012, there were no purchases of available-for-sale securities and proceeds from the sale of available-for-sale securities were approximately $21.4 million. During the transition period, purchases of available-for-sale securities were approximately $35.7 million, while proceeds from the sale of available-for-sale securities were approximately $76.8 million. There were no other-than-temporary impairments of available-for-sale securities during fiscal 2012 and the transition period. See Note 14, Fair Value Measurements, for fair value disclosures relating to the Company's investments.

NOTE 5 — Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	February 2, 2013	January 28, 2012
Credit card receivables	$2,219	$1,845
Amounts due from landlords	452	475
Other receivables	959	1,329
Total accounts receivable	$3,630	$3,649

Credit card receivables relate to amounts due from payment processing entities that are collected one to five days after the related sale transaction occurs.

NOTE 6 — Merchandise Inventories

Merchandise inventories consisted of the following (in thousands):

	February 2, 2013	January 28, 2012
Merchandise - in store/e-Commerce	$32,978	$32,599
Merchandise - in transit	9,726	6,856
Total merchandise inventories	$42,704	$39,455

NOTE 7 — Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following (in thousands):

Description	Estimated Useful Life	February 2, 2013	January 28, 2012
Land	—	$1,597	$1,597
Corporate office, distribution center and related building improvements	25 years	12,323	12,319
Store leasehold improvements	Shorter of the useful life or term of related lease, typically 10 years	57,954	62,961
Store furniture and fixtures	3 to 10 years	73,865	79,793
Corporate office and distribution center furniture, fixtures and equipment	7 years	5,550	5,562
Computer and point of sale hardware and software	3 to 5 years	34,746	34,039
Construction in progress	—	1,040	518
Total property, equipment and improvements, gross		187,075	196,789
Less accumulated depreciation and amortization		(145,845)	(140,346)
Total property, equipment and improvements, net		$41,230	$56,443

As a result of the annual impairment analysis, the Company determined that improvements and equipment at certain under-performing stores and stores identified for closure were impaired. As a result, the Company recorded asset impairments related to property, equipment and improvements of $0.4 million, $11.4 million and $2.8 million in fiscal 2012, the transition period, and fiscal 2011, respectively. See Note 3, Restructuring and Impairment, and Note 14, Fair Value Measurements, for further detail.

NOTE 8 — Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	February 2, 2013	January 28, 2012
Gift card and store credit liabilities	$8,282	$9,922
Accrued Friendship Rewards Program loyalty liability	3,928	3,376
Accrued income, sales and other taxes payable	1,962	2,097
Accrued occupancy-related expenses	674	4,549
Other accrued liabilities	8,564	5,622
Total other accrued liabilities	$23,410	$25,566

NOTE 9 — Credit Facility

On July 12, 2012, the Company entered into a Credit Agreement (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) as Lender. The Credit Facility replaced the Company's prior credit facility with Wells Fargo. The Credit Facility provides the Company with revolving credit loans of up to $50.0 million in the aggregate, subject to a borrowing base formula based primarily on eligible credit card receivables, inventory and real estate, as defined in the Credit Facility, and up to $10.0 million of which may be drawn in the form of standby and documentary letters of credit. The Credit Facility expires in July 2017.

The Company recorded approximately $0.4 million of deferred financing costs in the second quarter of fiscal 2012 in connection with the Credit Facility. The deferred financing costs have been recorded within other assets on the consolidated balance sheet and will be amortized as interest expense over the related term of the Credit Facility.

Borrowings under the Credit Facility will generally accrue interest at a rate ranging from 2.0% to 2.5% over the London Interbank Offered Rate (“LIBOR”) or 1.0% to 1.5% over Wells Fargo's prime rate, based on the amount of Excess Availability, as such term is defined in the Credit Facility. Letters of credit fees range from 1.5% to 2.5%, depending upon Excess Availability.

The Credit Facility contains certain affirmative and negative covenants. The affirmative covenants include certain reporting requirements, maintenance of properties, payment of taxes and insurance, compliance with laws, environmental compliance and other provisions customary in such agreements. Negative covenants limit or restrict, among other things, secured and unsecured indebtedness, fundamental changes in the business, investments, liens and encumbrances, transactions with affiliates and other matters customarily restricted in such agreements. The sole financial covenant contained in the Credit Facility requires the Company to maintain Availability at least equal to the greater of (a) ten percent (10%) of the borrowing base or (b) $3.0 million.

The Credit Facility contains events of default that include failure to pay principal or interest when due, failure to comply with the covenants set forth in the Credit Facility, bankruptcy events, cross-defaults and the occurrence of a change of control, subject to the grace periods, qualifications and thresholds as specified in the Credit Facility. If an event of default under the Credit Facility occurs and is continuing, the loan commitments may be terminated and the principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

The Credit Facility disallows payment of dividends to the Company's shareholders. However, if certain financial conditions are met, the Company may declare and pay dividends not to exceed $10.0 million in any fiscal year. The Company may also declare and pay an additional one-time dividend payment to shareholders in an amount not to exceed $5.0 million.

The Company's obligations under the Credit Facility are secured by the assets of the Company and its subsidiaries pursuant to a Security Agreement, dated July 12, 2012 (the “Security Agreement”). Pursuant to the Security Agreement, the Company pledged substantially all of its assets as collateral security for the loans to be made pursuant to the Credit Facility, including accounts owed to the Company, bank accounts, inventory, other tangible and intangible personal property, intellectual property (including patents and trademarks), and stock or other evidences of ownership of 100% of all of the Company's subsidiaries.

The Company had no revolving credit loan borrowings under the Credit Facility during fiscal 2012 or under its previous credit facility in fiscal 2012 or the transition period. Historically, the Company's credit facility has been utilized only to open letters of credit. The total borrowing base at February 2, 2013 was approximately $27.0 million. As of February 2, 2013, the Company had open on-demand letters of credit of approximately $3.7 million. Accordingly, after reducing the borrowing Base for the open letters of credit and the required minimum availability of $3.0 million, or 10.0% of the borrowing base, the net availability of revolving credit loans under the Credit Facility was approximately $20.3 million at February 2, 2013.

NOTE 10 — Stockholder's Equity and Stock-Based Compensation

Dividends

Between 2006 and October 2011, the Company has paid a quarterly cash dividend of $0.06 per share. In December 2011, the Company announced that the Board had suspended the payment of a quarterly dividend. No dividends were paid in fiscal 2012.

The Credit Facility disallows payment of dividends to the Company's shareholders. However, if certain financial conditions are met, the Company may declare and pay dividends not to exceed $10.0 million in any fiscal year. The Company may also declare and pay an additional one-time dividend payment to shareholders in an amount not to exceed $5.0 million.

Stockholder rights plan

On July 5, 2012, the Company adopted a stockholder rights plan (the “Rights Plan”). The Rights Plan is embodied in the Rights Agreement dated as of July 5, 2012 (the “Rights Agreement”), between the Company and its transfer agent (the “Rights Agent”). On July 5, 2012, the Board also authorized the issuance, and declared a dividend, of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock, par value $0.01 per share (the “Common Shares”), outstanding at the close of business on July 16, 2012.

Initially, no separate certificates representing the Rights will be issued. Under the Rights Plan, the Rights would be distributed upon the earlier to occur of (i) the tenth day after the first date of public announcement by the Company or an Acquiring Person (an Acquiring Person generally is a person that, together with its affiliates and associates, is the beneficial owner of 15% or more of the outstanding Common Shares) (including, without limitation, pursuant to a report filed or amended pursuant to Section 13(d) of the Exchange Act) that a person has become an Acquiring Person, or such earlier date as a majority of the Board of Directors of the Company shall become aware of the existence of an Acquiring Person (the “Shares Acquisition Date”) or (ii) the tenth day (or such later date as may be determined by action of the Board prior to such time as any person becomes an Acquiring Person) after the date of the commencement by any person (other than certain persons, including the Company, any subsidiary of the Company, and Company benefit plan related holders) of a tender or exchange offer upon the successful consummation of which such person, or any affiliate or associate of such person, would be an Acquiring Person (including any such date which is after the date of the Rights Agreement and prior to the issuance of the Rights) (the earlier of such dates, the “Distribution Date”). Each Right entitles the registered holder to purchase from the Company one thousandth (1/1000th) of a share of Series A Junior Participating Preferred Stock, $0.01 par value (the “Preferred Shares”), of the Company at a price of $8.25 (the “Purchase Price”), subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement between the Company and the Rights Agent.

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

The Rights will expire at 5:00 p.m. (Eastern time) on July 5, 2014 (the “Expiration Date”), unless the Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company, in each case, as described in the Rights Agreement. Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. The foregoing is a summary of the Rights Plan, as filed in the Form 8-K filed with the Securities and Exchange Commission on July 6, 2012, and is qualified in its entirety by reference to the detailed terms and conditions as set forth in the Rights Plan.

Stock-based compensation

The Company maintains the following stock plans approved by its shareholders: the 1997 Stock Incentive Plan (the "1997 Plan"), the 2005 Stock Incentive Plan (the "2005 Plan") and the 2006 Equity Incentive Plan for Non-Employee Directors (the "2006 Plan"). Under these plans, the Company may grant options to purchase common stock to its employees and non-employee members of the Board at a price not less than 100% of the fair market value of the common stock on the option grant date. In general, options granted to employees vest over three years and are exercisable up to 10 years from the date of grant, and options granted to Directors vest ratably over approximately three years and are exercisable up to 10 years from the grant date.

The Company may also grant shares of restricted stock to its employees and non-employee members of the Board. The grantee cannot transfer the shares before the respective shares vest. Shares of nonvested restricted stock are considered to be currently issued and outstanding. Restricted stock grants to employees generally have original vesting schedules of one to three years, while restricted grants to Directors typically vest six months after the date of grant.

Approximately 3.5 million, 5.0 million and 1.1 million shares were authorized for issuance under the 1997 Plan, the 2005 Plan and the 2006 Plan. As of February 2, 2013, there were approximately 1.5 million shares available for future grant under the 2005 Plan. In addition, as of February 2, 2013, there are approximately 2.0 million options outstanding which were granted to our Chief Executive Officer outside of the above plans as an inducement to employment. No additional shares may be granted under the 1997 Plan.

Black-Scholes assumptions

The weighted average assumptions relating to the valuation of stock options granted during fiscal 2012, the transition period and fiscal 2011 were as follows. The majority of the grants which were issued during the eleven-month period ended January 28, 2012 occurred prior to the dividend suspension in December 2011.

	Fiscal 2012	Transition Period	Fiscal 2011
Expected dividend yield	—%	3.24%	3.93%
Expected volatility	73.19%	72.85%	70.73%
Risk-free interest rate	0.27-1.05%	0.5-2.14%	1.11-2.54%
Expected term	4.40 years	4.77 years	4.99 years

Stock-Based Compensation Activity — Stock Options

The following tables present a summary of stock option activity for fiscal 2012:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life
Outstanding, beginning of period	2,826,949	$7.48
Granted	2,614,844	3.08
Exercised	—	—
Canceled - Vested	(723,757)	7.51
Canceled - Unvested (Forfeited)	(1,021,942)	5.56
Outstanding, end of period	3,696,094	$4.89	$9,401	8.75 years
Vested and expected to vest, end of period	2,865,360	$5.19	$7,539	8.60 years
Exercisable, end of period	830,734	$9.95	$758	6.17 years

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	1,679,638	$2.59
Granted	2,614,844	1.70
Vested	(407,180)	2.50
Forfeited	(1,021,942)	2.50
Nonvested, end of period	2,865,360	1.83

The weighted average fair value for options granted during fiscal 2012, the transition period and fiscal 2011 was $1.70, $2.38 and $2.98, respectively. The fair value of options vesting during fiscal 2012, the transition period and fiscal 2011 was approximately $2.50, $6.18 and $4.30, respectively. The aggregate intrinsic value of options exercised during fiscal 2011 was approximately $0.2 million. There were no options exercised during fiscal 2012 or the transition period.

The total pre-tax compensation expense related to all stock-based awards for fiscal 2012, the transition period and fiscal 2011 was approximately $2.3 million, $2.7 million and $1.9 million, respectively. Stock-based compensation expense is included in merchandise, buying and occupancy expenses for the buying and distribution employees, and in selling, general and administrative expense for all other employees.

As of February 2, 2013, there was approximately $3.4 million of total unrecognized compensation expense related to nonvested stock options granted, which is expected to be recognized over a weighted average period of approximately 2.4 years.

Stock-Based Compensation Activity — Restricted Stock

The following table presents a summary of restricted stock activity for fiscal 2012:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Nonvested, beginning of period	446,904	$5.03
Granted	1,076,842	1.68
Vested	(573,768)	2.11
Forfeited	(130,076)	3.61
Nonvested, end of period	819,902	2.89	$5,239

The weighted average fair value for restricted stock granted during fiscal 2012, the transition period and fiscal 2011 was $1.68, $5.06 and $8.73, respectively. The total fair value of restricted stock vesting during fiscal 2012, the transition period and fiscal 2011 was approximately $2.5 million, $0.9 million and $0.9 million, respectively. The aggregate intrinsic value of restricted stock vesting during fiscal 2012, the transition period and fiscal 2011 was approximately $3.7 million, $0.3 million and $1.7 million, respectively.

As of February 2, 2013, there was approximately $0.2 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of approximately 1.2 years.

NOTE 11 — Other Income (Expense)

Other income (expense) consisted of the following for the periods identified below (in thousands):

	Fiscal 2012	Transition Period	Fiscal 2011
Interest expense	$(133)	$—	$—
Interest income, net	43	202	368
Gain on investments carried at fair value	76	122	41
Other	—	—	41
Total other income (expense)	$(14)	$324	$450

NOTE 12 — Income Taxes

The provision for income taxes consisted of the following for the fiscal periods identified below (in thousands):

	Fiscal 2012	Transition Period	Fiscal 2011
Current:
Federal tax expense (benefit)	$(127)	$(84)	$(2,344)
State tax expense (benefit)	184	(289)	(214)
Current tax expense (benefit)	57	(373)	(2,558)
Deferred tax expense (benefit)	40	(14)	10,616
Income tax provision (benefit)	$97	$(387)	$8,058

The following presents a reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate for the fiscal periods ended:

	February 2, 2013	January 28, 2012	February 26, 2011
Federal income tax (benefit) at statutory rate	(35.0)%	(35.0)%	(35.0)%
State income tax (benefit), net of federal	0.5	(0.4)	(0.3)
Change in valuation allowance	34.8	35.0	91.1
Reserve for unrecognized tax benefits	(0.5)	—	—
Tax exempt interest income	(0.1)	(0.1)	(1.2)
Officer compensation expense	0.3	—	0.7
Other	0.6	—	1.8
Effective income tax rate	0.6%	(0.5)%	57.1%

Significant components of the Company's deferred income tax assets and liabilities are as follows (in thousands):

	February 2, 2013	January 28, 2012
Deferred tax assets:
Accrued lease termination obligations	$—	$4,672
Accrued vacation compensation	435	495
Accrued Friendship Rewards loyalty liability	1,255	1,114
Merchandise inventories	1,287	1,796
Deferred rent obligations	4,585	6,265
Stock-based compensation expense	1,482	1,835
Net operating loss carryforwards	31,491	22,952
Contribution carryforwards	1,431	1,376
Tax credit carryforwards	722	574
Depreciation and amortization	1,647	—
Other accrued liabilities	2,286	2,188
Total deferred tax assets	46,621	43,267
Less: Valuation allowance	(46,164)	(41,329)
Net deferred tax assets	457	1,938
Deferred tax liabilities:
Depreciation and amortization	—	(1,476)
Other	(457)	(462)
Total deferred tax liabilities	(457)	(1,938)
Net deferred tax assets (liabilities)	$—	$—

Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income. The Company has incurred a net cumulative loss as measured by the results of the current year and the prior two years. ASC 740 “Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period. Forming a conclusion that a valuation allowance is not needed is difficult when negative evidence such as cumulative losses exists. As a result of management's evaluation, there was insufficient positive evidence to overcome the negative evidence related to the Company's cumulative losses. Accordingly, a non-cash provision of $10.6 million in fiscal 2011 was recognized to establish a valuation allowance against deferred tax assets. The remaining increase in the valuation allowance of approximately $4.8 million from February 26, 2011 to January 28, 2012 primarily relates to net operating losses as well as timing differences resulting from the restructuring reserve, merchandise inventories, depreciation and deferred lease incentives. The increase in the valuation allowance of approximately $27.4 million during fiscal 2012 primarily relates net operating losses as well as timing differences as a result of merchandise inventories, depreciation and deferred lease incentives. Recording the valuation allowance does not have any impact on cash and does not prevent the Company from using the deferred tax assets in the future when profits are realized.

As of February 2, 2013, the Company has federal and state net operating loss carryforwards which will reduce future taxable income. Approximately $28.8 million in net federal tax benefits are available from these loss carryforwards and an additional $0.7 million is available in net tax credit carryforwards. Included in the federal net operating loss is approximately $1.5 million of loss generated by deductions related to equity-based compensation, the tax effect of which will be recorded to additional paid in capital when utilized. The state loss carryforwards will result in net state tax benefits of approximately $2.7 million. The federal net operating loss carryovers will expire in November 2031 and beyond. The state net operating loss carryforwards will expire in November 2014 and beyond. Additionally, the Company has charitable contribution carryforwards that will expire in 2014.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at February 27, 2010	$2,640
Additions based on tax positions related to the current year	88
Reductions for tax positions of previous years	(1,096)
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(328)
Balance at February 26, 2011	1,304
Additions based on tax positions related to the current year	27
Additions for tax positions of previous years	241
Reductions for tax positions of previous years	(72)
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(488)
Settlements	(156)
Balance at January 28, 2012	856
Additions based on tax positions related to the current year	283
Reductions for tax positions of previous years	(39)
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(107)
Balance at February 2, 2013	$993

The Company's liability for unrecognized tax benefits is recorded within other non-current liabilities. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of February 2, 2013 and January 28, 2012 were $0.7 million and $0.7 million, respectively. The balance above at February 2, 2013 includes $0.1 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Interest and penalties related to unrecognized tax benefits of approximately $42 thousand, $0.2 million and $0.1 million were recognized as components of income tax expense in fiscal 2012, the transition period and fiscal 2011, respectively. At February 2, 2013 and January 28, 2012, approximately $0.3 million and $0.5 million, respectively, was accrued for the potential payment of interest and penalties.

The Company and its subsidiaries are subject to U.S. federal income taxes and the income tax obligations of various state and local jurisdictions. Fiscal 2010, 2011, the transition period and fiscal 2012 remain subject to examination by the Internal Revenue Service. With few exceptions, the Company is not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2008. As of February 2, 2013, the Company had no ongoing audits in various jurisdictions and does not expect the liability for unrecognized tax benefits to significantly increase or decrease in the next twelve months.

NOTE 13 — Earnings Per Share

The calculation of EPS shown below excludes the income attributable to unvested employee restricted stock awards from the numerator.

	Fiscal 2012	Transition Period	Fiscal 2011
Numerator (in thousands):
Net loss attributable to Christopher & Banks Corporation	$(16,076)	$(71,062)	$(22,167)
Dividends paid on participating securities	—	(41)	(81)
Net loss available to common shareholders	$(16,076)	$(71,103)	$(22,248)
Denominator (in thousands):
Weighted average common shares outstanding - basic	35,694	35,554	35,392
Dilutive shares	—	—	—
Weighted average common and common equivalent shares outstanding - diluted	35,694	35,554	35,392
Net loss per common share:
Basic	$(0.45)	$(2.00)	$(0.63)
Diluted	$(0.45)	$(2.00)	$(0.63)

Total stock options of approximately 3.7 million, 2.8 million and 2.5 million were excluded from the shares used in the computation of diluted earnings per share for fiscal 2012, the transition period and fiscal 2011, respectively, as they were anti-dilutive.

NOTE 14 — Fair Value Measurements

Assets that are Measured at Fair Value on a Recurring Basis:

The following table provides information by level for the Company's available-for-sale securities that were measured at fair value on a recurring basis as of January 28, 2012 (in thousands):

		Fair Value Measurements Using Inputs Considered as
Description	Fair Value	Level 1	Level 2	Level 3
Short-term investments:
Municipal bonds	$5,660	$—	$5,660	$—
U.S. Agency securities	2,000	—	2,000	—
Total current assets	7,660	—	7,660	—
Long-term investments:
Municipal bonds	13,284	—	13,284	—
Total non-current assets	13,284	—	13,284	—
Total assets	$20,944	$—	$20,944	$—

As of January 28, 2012, the Company's available-for-sale securities were valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets in which there were fewer transactions. The Company had no investments as of February 2, 2013 and there were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during fiscal 2012 and the transition period.

Assets that are Measured at Fair Value on a Non-recurring Basis:

The following table summarizes certain information for non-financial assets as of February 2, 2013 and January 28, 2012 that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (in thousands):

		Fair Value Measurements Using Inputs Considered as			Realized Losses
Description	Fair Value	Level 1	Level 2	Level 3
Assets as of February 2, 2013:
Long-lived assets held and used	$130	$—	$—	$130	$(424)
Assets as of January 28, 2012:
Long-lived assets held and used	$1,298	$—	$—	$1,298	$(11,445)

Long-lived assets held and used with a carrying amount of $0.6 million were written down to their fair value of $0.1 million, resulting in an impairment charge of $0.4 million which was included in earnings for fiscal 2012. Long-lived assets held and used with a carrying amount of $12.7 million were written down to their fair value of $1.3 million, resulting in an impairment charge of $11.4 million, which was included in earnings for the transition period. Long-lived assets held and used with a carrying amount of $3.3 million were written down to their fair value of $0.5 million, resulting in an impairment charge of $2.8 million, which was included in earnings for fiscal 2011.

The fair value of the long-lived assets above was determined using a discounted cash flow approach as discussed in Note 1, Nature of Business and Significant Accounting Policies. The fair value measurement of the long-lived assets encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
WACC	18%
Annual sales growth	3% – 13.7%

NOTE 15 — Accumulated Other Comprehensive Income

Accumulated other comprehensive income consisted of the following (in thousands):

January 28, 2012
Unrealized holding gains on securities	62
Total accumulated other comprehensive income	$62

The Company had no accumulated other comprehensive income as of February 2, 2013.

NOTE 16 — Employee Benefit Plans and Employment Agreements

401(k) Plan

The Company has established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for the benefit of all employees who meet certain eligibility requirements, which are primarily age, length of service and hours of service. The plan allows eligible employees to invest from 1% to 60% of their compensation, subject to dollar limits as established by the federal government. The plan allows for discretionary Company matching contributions. Effective March 8, 2009, the Company discontinued its discretionary matching contributions and no Company contributions were made during fiscal 2012, the transition period or fiscal 2011. The Company does not offer any other post-retirement, post-employment or pension benefits to directors or employees.

Severance Agreements

In April 2011, the Company entered into new severance agreements with certain Executive Officers. These severance agreements provide that the individual is and remains an at-will employee and thus may be terminated at any time with or without “cause” as defined in the agreement. If the employee is terminated “without cause” and executes a general release of claims in favor of the Company, the Company is obligated to pay the executive officer a severance payment in the aggregate equal to 6 months of such executive officer's salary, and the employee is required to refrain from engaging in certain competitive activities or soliciting employees to terminate their employment with the Company for a period of one year following termination of such executive officer's employment.

Management Retention Plan

On July 5, 2012, the Compensation Committee (the “Committee”) of the Board approved a Management Retention Plan (the “Plan”) and the entry into of retention agreements (the “Retention Agreements”), issued pursuant to the Plan, with certain members of management, including the Chief Financial Officer and one additional “named executive officer,” as determined pursuant to Item 402 of Regulation S-K for purposes of the Company’s Proxy Statement filed May 15, 2012 (the “Proxy Statement”). The Company had received an unsolicited offer to acquire the Company, which the Board and the Committee recognized can be highly disruptive to the Company’s day-to-day operations, and may cause certain key members of management to consider other employment opportunities. In order to ensure that the most critical members of management remain fully engaged and focused on driving improved performance at the Company for the benefit of the Company’s stockholders, the Committee approved and adopted the Plan and the Retention Agreements.

The Retention Agreements provide for a lump-sum cash award. The term of the award is one year from adoption, unless accelerated due to a change in control. Pursuant to the Plan and the Retention Agreements, if there were a change in control event prior to the completion of the term, and a recipient’s employment were terminated without “cause” or with “good reason” (as each is defined in the Plan) prior to the completion of the term, the recipient would receive the award payment in full upon such termination.

The amount of the award for each of the recipients is equal to such recipient’s annualized base salary without regard to bonuses and other incentive compensation as in effect immediately prior to the distribution, but shall not be less than such recipient’s highest annualized base salary in effect within the 12-month period immediately preceding the change in control.

The Retention Agreements provide that, if a recipient successfully enforces the Retention Agreement, the recipient will be entitled to receive attorney’s fees related to that enforcement.

NOTE 17 — Lease Commitments

The Company leases its store locations and vehicles under operating leases. The store lease terms, including rental period, renewal options, escalation clauses and rent as a percentage of sales, vary among the leases. Most store leases require the Company to pay real estate taxes and common area maintenance charges.

Total rental expense for all leases was as follows for the fiscal periods ended (in thousands):

	Fiscal 2012	Transition Period	Fiscal 2011
Minimum rent	$33,378	$35,790	$40,677
Contingent rent—based on a percentage of sales	6,980	6,791	6,771
Maintenance, taxes and other	20,651	25,029	29,585
Amortization of deferred lease incentives	(3,237)	(5,137)	(4,553)
Total rent expense	$57,772	$62,473	$72,480

Future minimum rental commitments for all operating leases are as follows (in thousands):

	Operating Leases
	Retail Store	Vehicles/
	Facilities	Other	Total
Less than 12 months	$34,103	$262	$34,365
12 - 24 months	25,454	161	25,615
24 - 36 months	16,966	55	17,021
36 - 48 months	11,434	—	11,434
48 - 60 months	7,115	—	7,115
Greater than 60 months	13,688	—	13,688
Total minimum lease payments	$108,760	$478	$109,238

NOTE 18 — Legal Proceedings

The Company is subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business.  Although the amount of any liability that could arise with respect to any current proceedings cannot, in management’s opinion, be accurately predicted, any such liability is not expected to have a material adverse impact on the Company's financial position, results of operations or liquidity.

NOTE 19 — Sources of Supply

The Company's ten largest vendors represented approximately 56%, 55% and 77% of its total merchandise purchases in fiscal 2012, the transition period and fiscal 2011, respectively. One of our suppliers accounted for approximately 18%, 19%, and 27% of our purchases during fiscal 2012, the transition period and fiscal 2011, respectively. Another supplier accounted for approximately 12% of our purchases during fiscal 2012 and fiscal 2011, and an additional supplier accounted for approximately 15% of our purchases during fiscal 2011. Although the Company has strong relationships with these vendors, there can be no assurance that these relationships can be maintained in the future or that these vendors will continue to supply merchandise to the Company. If there should be any significant disruption in the supply of merchandise from these vendors, management believes that production could be shifted to other suppliers so as to continue to secure the required volume of product. Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on the Company's financial position or results of operations.

NOTE 20 — Segment Reporting

In the table below, the “Christopher & Banks/C.J. Banks” reportable segment includes activity generated by Christopher & Banks and C.J. Banks operations. The “Corporate/Administrative” column, which primarily represents operating activity at the corporate office and distribution center facility, is presented to allow for reconciliation of segment-level net sales, operating loss and total assets to consolidated net sales, operating loss and total assets. Segment operating loss includes only net sales, merchandise gross margin and direct store expenses with no allocation of corporate overhead.

During fiscal 2012, the transition period and fiscal 2011, the Company recorded a net (benefit) charge of approximately $(5.2) million, $21.2 million and $2.8 million, respectively, related to restructuring and impairment which included $0.4 million, $11.4 million and $2.8 million, respectively of expense related to store-level asset impairment charges included in the operating loss for the Christopher & Banks/C.J. Banks segment.

(in thousands)	Christopher & Banks/C.J. Banks	Corporate/Administrative	Consolidated
Fiscal 2012
Net sales	$430,302	$—	$430,302
Depreciation expense	14,122	4,473	18,595
Operating income (loss)	31,363	(47,328)	(15,965)
Total assets	96,454	39,478	135,932
Transition Period
Net sales	$412,796	$—	$412,796
Depreciation expense	16,371	3,831	20,202
Operating loss	(22,931)	(48,842)	(71,773)
Total assets	116,491	49,525	166,016
Fiscal 2011
Net sales	$448,130	$—	$448,130
Depreciation expense	20,557	4,179	24,736
Operating income (loss)	38,594	(53,153)	(14,559)

NOTE 21 — Related Party Transactions

The Company or its subsidiaries have for the past several years purchased goods from G-III Apparel Group Ltd. (“G-III”) or its related entities. On January 3, 2011, Morris Goldfarb, the Chairman of the Board and Chief Executive Officer of G-III, became a director of the Company. Payments made by the Company and its subsidiaries to G-III and its related entities aggregated approximately $1.4 million, $2.5 million and $0.3 million for fiscal 2012, the transition period and fiscal 2011, respectively. As of February 2, 2013 and January 28, 2012, the Company had a balance due to G-III or its related entities of approximately $0.2 million and $27 thousand, respectively.

NOTE 22 — Quarterly Financial Data (Unaudited)

	Fiscal 2012 Quarters (1)
(in thousands, except per share data)	First	Second	Third	Fourth
Net sales	$93,622	$103,436	$117,263	$115,981
Operating income (loss)	(13,406)	(2,159)	3,616	(4,016)
Net income (loss)	(13,412)	(2,197)	3,583	(4,050)
Net income (loss) per share data:
Basic	$(0.38)	$(0.06)	$0.10	$(0.11)
Diluted	$(0.38)	$(0.06)	$0.10	$(0.11)

	Transition Period Quarters (1)
(in thousands, except per share data)	First	Second	Third	Fourth (2)
Net sales	$123,832	$96,230	$123,896	$68,838
Operating income (loss)	1,992	(12,945)	(28,225)	(32,595)
Net income (loss)	1,891	(12,982)	(28,239)	(31,732)
Net income (loss) per share data:
Basic	$0.05	$(0.37)	$(0.79)	$(0.89)
Diluted	$0.05	$(0.37)	$(0.79)	$(0.89)
Dividends per share	$0.06	$0.06	$0.06	$—

(1) The summation of quarterly per share data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.
(2) Due to the change in fiscal year end, the fourth quarter of the transition period contains only two months of results.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no matters which are required to be reported under Item 9.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of February 2, 2013. Based upon the foregoing, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective, as of February 2, 2013, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the evaluation, management has concluded our internal control over financial reporting was effective as of February 2, 2013.

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

The attestation report of KPMG LLP, our independent registered public accounting firm, appears on page 46.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors required by Item 10 is incorporated herein by reference to the section entitled, “Item 1 Election of Directors,” in the Proxy Statement. Information regarding our executive officers is included in Part I Item 4A of this Annual Report on Form 10-K in the section entitled “Executive Officers of the Registrant.” Information concerning compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance,” and such information is incorporated herein by reference. Information regarding our Audit Committee and audit committee financial experts is included in the Proxy Statement under the section entitled “Meetings and Committees of the Board of Directors - The Audit Committee,” and such information is incorporated by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the sections entitled “Audit Committee Report and Payment of Fees to Our Independent Registered Public Accounting Firm — Independent Registered Public Accounting Firm Fees” and “Audit Committee Report and Payment of Fees to Our Independent Registered Public Accounting Firm — Auditor Services Pre-Approval Policy” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

(1) Financial Statements:

All schedules omitted are not applicable or the required information is shown in the financial statements or notes thereto.

(3)                 Exhibits:

Exhibit	Description
3.1
Restated Certificate of Incorporation of Christopher & Banks Corporation (incorporated herein by reference to Exhibit 4.1 to Registration Statement on form S-8 (Registration No. 333-174509) filed May 26, 2011)

3.2
Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on July 6, 2012 (incorporated herein to Exhibit 3.1 to Current Report on Form 8-K filed July 6, 2012)

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

10.1	Christopher & Banks, Inc. Retirement Savings Plan (incorporated herein by reference to Registration Statement on Form S-1, (Registration No. 33-45719)**
10.2	1997 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Form S-8 (Registration No. 333-95109) filed January 20, 2000)**
10.3	Amendment No. 1 to 1997 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Form S-8 (Registration No. 333-95553) filed January 27, 2000)**
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
10.46
Agreement by and between Christopher & Banks Corporation and Joel N. Waller effective as of January 3, 2012 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed January 6, 2012)**

10.47
Amended Agreement between Christopher & Banks Corporation and Joel N. Waller effective as of February 29, 2012 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed March 1, 2012)**

10.48
Amended and Restated Credit and Security Agreement by and between Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit Operating Division dated November 4, 2005 (incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K for the fiscal year ended February 26, 2011 filed May 12, 2011)

10.49
Second Amendment, dated May 23, 2008, to the Amended and Restated Credit and Security Agreement, dated November 4, 2005, by and between Christopher & Banks, Inc., Christopher & Banks Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K for the fiscal year ended February 26, 2011 filed May 12, 2011)

10.50
Sixth Amendment, dated June 29, 2011, to the Amended and Restated Credit and Security Agreement, originally dated November 4, 2005, by and between Christopher & Banks, Inc., Christopher & Banks Company, Christopher & Banks Corporation and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 30, 2011)

10.52
Eighth Amendment, dated March 22, 2012, to the Amended and Restated Credit and Security Agreement, originally dated November 4, 2005, by and between Christopher & Banks, Inc., Christopher & Banks Company, Christopher & Banks Corporation and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 5, 2012)

10.53
Form of Stock Option Agreement (Nonqualified Stock Option) under the Second Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 30, 2012)**

10.54
Form of Performance-Based Restricted Stock Agreement under the Second Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 30, 2012)**

10.55
Agreement by and between Christopher & Banks Corporation and Peter G. Michielutti effective as of April 20, 2012 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed April 24, 2012)

10.56
Performance-Based Restricted Stock Agreement by and between Christopher & Banks Corporation and Peter G. Michielutti effective as of April 23, 2012 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed April 24, 2012)**

10.57
Second Amended and Restated Credit Agreement, dated as of July 12, 2012, among Christopher & Banks Corporation, as the Lead Borrower For The Borrowers Named Herein, The Guarantors from time to time party hereto, Wells Fargo Bank, National Association, as Lender (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 16, 2012)

10.58
Security Agreement by Christopher & Banks Corporation, as Lead Borrower, and The Other Borrowers and Guarantors Party Hereto From Time to Time, and Wells Fargo Bank, National Association, as Lender, dated as of July 12, 2012 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 16, 2012)

10.59	Christopher & Banks Corporation 2012 Management Retention Plan (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed July 16, 2012)**
10.60	Christopher & Banks Corporation Form of Retention Agreement (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed July 16, 2012)
10.61
Amended Agreement between Christopher & Banks Corporation and Joel N. Waller effective as of October 2, 2012 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 2, 2012)**

10.62
Amendment No. 1 effective as of October 2, 2012 to Non-Qualified Stock Option Agreement entered into between the Company and Joel Waller effective December 14, 2011 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 2, 2012)**

10.63
Employment Agreement between Christopher & Banks Corporation and LuAnn Via, dated as of October 29, 2012 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 1, 2012)**

10.64
Annual Incentive Non-Qualified Stock Option Agreement effective as of November 26, 2012 between LuAnn Via and Christopher & Banks Corporation (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed November 29, 2012)**

10.65
Long-Term Incentive Non-Qualified Stock Option Agreement effective as of November 26, 2012 between LuAnn Via and Christopher & Banks Corporation (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed November 29, 2012)**

10.66	Form of Christopher & Banks Corporation Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 1, 2013)**
10.67
Form of Time-Based Restricted Stock Agreement under the Christopher & Banks Corporation Second Amended and Restated 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 1, 2013)**

10.68
Severance Agreement between Christopher & Banks Corporation and Pete Michielutti dated January 30, 2013 (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K filed February 1, 2013)**

14.1	Code of Conduct of Christopher & Banks Corporation (incorporated herein by reference to Exhibit 14.1 to Current Report on Form 8-K filed February 1, 2013)
21.1	Subsidiaries of Christopher & Banks Corporation (incorporated herein by reference to Exhibit 21.1 to Annual Report on Form 10-K for the fiscal year ended March 1, 2008 filed May 15, 2008)
23.1*	Consent of KPMG LLP
23.2*	Consent of PricewaterhouseCoopers LLP
24.1*	Powers of Attorney
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101***
Financial statements from the Annual Report on Form 10-K of Christopher & Banks Corporation for the fiscal year ended February 2, 2013, formatted in Extensible Business Reporting Language ("XBRL"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

*   Filed herewith

** Management agreement or compensatory plan or arrangement

*** Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference to such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2013.

CHRISTOPHER & BANKS CORPORATION

By:	/s/ LuAnn Via
LuAnn Via
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ LuAnn Via	President, Chief Executive Officer and Director	March 25, 2013
	LuAnn Via	(Principal Executive Officer)

	/s/ Peter G. Michielutti	Senior Vice President,	March 25, 2013
	Peter G. Michielutti	Chief Financial Officer (Principal
Financial and Accounting Officer)

	*	Non-Executive Chairman and Director	February 25, 2013
Paul L. Snyder

	*	Director	February 28, 2013
Mark A. Cohn

	*	Director	March 18, 2013
Morris Goldfarb

	*	Director	February 25, 2013
Anne L. Jones

	*	Director	February 22, 2013
David A. Levin

	*	Director	March 4, 2013
William F. Sharpe, III

	*	Director	February 25, 2013
Patricia A. Stensrud

	*	Director	February 15, 2013
Lisa W. Wardell

*By	/s/ Peter G. Michielutti
Peter G. Michielutti
Attorney-in-Fact, pursuant to Powers of Attorney filed herewith