Form 10-K/A
period 2013-02-02
CHRISTOPHER & BANKS CORP
filed 2013-03-26
CIK 883943

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, initially filed with the Securities and Exchange Commission on March 25, 2013 (the “Original Filing”), is being filed to correct a typographical error in Exhibit 23.1, Consent of Independent Public Accounting Firm, to correct the date of the report of our Independent Public Accounting Firm referenced in the exhibit, from March 22, 2013 to March 25, 2013.

Except for the foregoing amended information, this Form 10-K/A does not amend or update any other information contained in the Original Filing.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

(3)                 Exhibits:

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2013.

CHRISTOPHER & BANKS CORPORATION

By:	/s/ Peter G. Michielutti
Peter G. Michielutti
Senior Vice President, Chief Financial Officer

5