Form 10-K/A
CHRISTOPHER & BANKS CORP
filed 2013-04-19
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, initially filed with the Securities and Exchange Commission on March 25, 2013 (the “Original Filing”), is being filed to update Part I, Item 4A in its entirety as follows:

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers as of March 1, 2013:

Name	Age	Positions and Offices
LuAnn Via	59	President and Chief Executive Officer
Peter G. Michielutti	56	Senior Vice President, Chief Financial Officer
Monica L. Dahl	46	Senior Vice President, Multi-Channel Marketing, Investor Relations and Business Strategy
Luke R. Komarek	59	Senior Vice President, General Counsel and Corporate Secretary
Michael J. Lyftogt	44	Chief Accounting Officer
Michelle L. Rice	37	Senior Vice President, Store Operations

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

Peter G. Michielutti has served as Senior Vice President, Chief Financial Officer since April 2012. Mr. Michielutti has more than 20 years of financial leadership experience. Most recently, Mr. Michielutti was Senior Vice President and Chief Financial Officer at CSM Corporation, a commercial real estate company, from September 2009 through April 2012. Mr. Michielutti has an extensive retail background. He held the chief financial officer position at Whitehall Jewelers from 2007 to 2009. In June 2008, Whitehall Jewelers filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. He was also the chief financial officer and chief operating officer at Wilsons Leather from 2001 to 2006 and the chief financial officer and chief operating officer at Fingerhut from 1995 to 1998, in addition to serving as a retail consultant at Prentice Capital from 2006 to 2007.

Monica L. Dahl has served as Senior Vice President, Multi-Channel Marketing, Investor Relations and Business Strategy since November 2011. From July 2010 through November 2011, Ms. Dahl served as Senior Vice President, e-Commerce, Planning & Allocation, and Strategy. From August 2008 to July 2010, Ms. Dahl served as Senior Vice President, Planning & Allocation and e-Commerce.  From December 2005 to July 2008, she was Executive Vice President and Chief Operating Officer. Ms. Dahl served as Vice President of Business Development from November 2004 to December 2005. Upon joining the Company in May 2004, Ms. Dahl was Director of Business Development. From January 1993 to April 2004, Ms. Dahl held various positions with Wilsons Leather, including Director of Sourcing; Divisional Merchandise Manager - Women's Apparel; Director of Merchandise Planning; and several positions in the Finance Department. Ms. Dahl was with Arthur Andersen LLP from December 1987 to December 1992.

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

Michael J. Lyftogt has served as Chief Accounting Officer since April 2012. Mr. Lyftogt served as Chief Financial Officer from February 2011 to April 2012 and as Chief Accounting Officer and Interim Chief Financial Officer from July 2010 to February 2011. Prior to his appointment as Chief Accounting Officer in July 2010, he served as Vice President, Finance from March 2006 to July 2010 and was the Company's Controller from March 1998 through February 2006. He also served as Interim Chief Financial Officer from December 2008 to June 2009. Prior to joining the Company, Mr. Lyftogt was Controller for M.F. Bank & Company, Inc. Mr. Lyftogt also has previous experience in public accounting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 20, 2013.

CHRISTOPHER & BANKS CORPORATION

By:	/s/ Peter G. Michielutti
Peter G. Michielutti
Senior Vice President, Chief Financial Officer

5