Form 10-Q
period 2013-05-04
CHRISTOPHER & BANKS CORP
filed 2013-06-13
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2013

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

As of May 31, 2013, 36,318,762 shares of the registrant's common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

CHRISTOPHER & BANKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	May 4, 2013	February 2, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,009	$40,739
Short-term investments	4,467	—
Accounts receivable	5,458	3,630
Merchandise inventories	43,044	42,704
Prepaid expenses and other current assets	7,830	6,823
Income taxes receivable	415	405
Total current assets	92,223	94,301
Property, equipment and improvements, net	38,753	41,230
Long-term investments	4,985	—
Other assets	379	401
Total assets	$136,340	$135,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,339	$22,586
Accrued salaries, wages and related expenses	7,877	4,217
Other accrued liabilities	23,497	23,410
Total current liabilities	49,713	50,213
Non-current liabilities:
Deferred lease incentives	5,450	5,665
Deferred rent obligations	2,839	2,959
Other non-current liabilities	1,659	1,629
Total non-current liabilities	9,948	10,253

Commitments	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 46,109 and 46,755 shares issued, and 36,318 and 36,964 shares outstanding at May 4, 2013 and February 2, 2013, respectively	461	467
Additional paid-in capital	120,230	119,632
Retained earnings	68,707	68,078
Common stock held in treasury, 9,791 shares at cost at May 4, 2013 and February 2, 2013	(112,711)	(112,711)
Accumulated other comprehensive loss	(8)	—
Total stockholders’ equity	76,679	75,466
Total liabilities and stockholders’ equity	$136,340	$135,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012

Net sales	$108,519	$93,622
Costs and expenses:
Merchandise, buying and occupancy	71,436	71,969
Selling, general and administrative	32,716	30,825
Depreciation and amortization	3,445	5,031
Restructuring and impairment	140	(797)
Total costs and expenses	107,737	107,028
Operating income (loss)	782	(13,406)
Other income (expense)	(63)	54
Income (loss) before income taxes	719	(13,352)
Income tax provision	90	60
Net income (loss)	$629	$(13,412)

Net earnings (loss) per common share:
Basic	$0.02	$(0.38)
Diluted	$0.02	$(0.38)

Weighted average number of common shares outstanding:
Basic	36,198	35,590
Diluted	37,183	35,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012

Net income (loss)	$629	$(13,412)
Other comprehensive loss, net of tax:
Unrealized holding losses on securities arising during the period, net of taxes of $0 and $1 as of May 4, 2013 and April 28, 2012, respectively	(8)	(2)
Reclassification adjustment for gains included in net loss, net of taxes of $12	—	(19)
Total other comprehensive income loss	(8)	(21)
Comprehensive income (loss)	$621	$(13,433)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Cash flows from operating activities:
Net income (loss)	$629	$(13,412)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,445	5,031
Impairment of store assets	140	139
Amortization of premium on investments	—	(72)
Amortization of financing costs	19	—
Deferred lease related liabilities	(418)	(1,059)
Stock-based compensation expense	790	490
Loss on disposal of assets	—	15
Gain (loss) on investments, net	—	(26)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,828)	(1,234)
Increase in merchandise inventories	(340)	(5,000)
(Increase) decrease in prepaid expenses and other current assets	(1,007)	109
(Increase) decrease in income taxes receivable	(10)	174
Decrease in other assets	3	98
Decrease in accounts payable	(4,247)	(2,294)
Increase (decrease) in accrued liabilities	3,761	(7,363)
Decrease in lease termination liabilities	—	(2,068)
Increase in other liabilities	30	3
Net cash provided by (used in) operating activities	967	(26,469)

Cash flows from investing activities:
Purchases of property, equipment and improvements	(1,040)	(1,665)
Proceeds from sale of furniture, fixtures and equipment	—	23
Purchases of available-for-sale investments	(9,460)	—
Redemptions of available-for-sale investments	—	9,041
Net cash (used in) provided by investing activities	(10,500)	7,399

Cash flows from financing activities:
Shares redeemed for payroll taxes	(201)	(22)
Exercise of stock options and issuance of restricted stock	4	—
Net cash used in financing activities	(197)	(22)

Net decrease in cash and cash equivalents	(9,730)	(19,092)

Cash and cash equivalents at beginning of period	40,739	40,782

Cash and cash equivalents at end of period	$31,009	$21,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — Basis of Presentation

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Christopher & Banks Corporation and its subsidiaries (collectively referred to as “Christopher & Banks”, “the Company”, “we” or “us”) pursuant to the current rules and regulations of the United States ("U.S.") Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed, or omitted, pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal adjustments, except as otherwise stated in these notes, necessary to present fairly our financial position as of May 4, 2013 and February 2, 2013, our results of operations for the thirteen-week periods ended May 4, 2013 and April 28, 2012 and our cash flows for the thirteen-week periods ended May 4, 2013 and April 28, 2012.

Recently issued accounting pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. The guidance will be effective for the Company’s interim and annual reporting periods beginning after December 15, 2012, and applied prospectively. The adoption of this guidance did not have a material impact on the Company's financial condition, results of operations or disclosures.

Reclassifications

Certain reclassifications were made within the operating section of the condensed consolidated statement of cash flows for prior year amounts included in other accrued liabilities that had been reclassified to accounts payable to conform to the current year presentation. These reclassifications have no impact on previously reported net loss, current liabilities or net cash flows from operating activities.

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

NOTE 2 — Investments

Investments as of May 4, 2013 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Short-term investments:
Available-for-sale securities:
Certificates of deposit	$2,420	$1	$3	$2,418
Commercial paper	2,049	—	—	2,049
Total short-term investments	4,469	1	3	4,467
Long-term investments:
Available-for-sale securities:
Corporate bonds	2,508	—	5	2,503
U.S. Agency securities	2,483	—	1	2,482
Total long-term investments	4,991	—	6	4,985
Total investments	$9,460	$1	$9	$9,452

The Company had no investments as of February 2, 2013. During the thirteen weeks ended May 4, 2013, there were approximately $9.5 million of purchases of available-for-sale securities and no proceeds from the sale of available-for-sale securities. During the thirteen weeks ended April 28, 2012 there were no purchases of available-for-sale securities and proceeds from the sale of available-for-sale securities were approximately $9.0 million. There were no other-than-temporary impairments of available-for-sale securities during the thirteen weeks ended May 4, 2013 and April 28, 2012.

Expected maturities of the Company's investments are as follows (in thousands):

May 4, 2013
Due in one year or less	$4,467
Due after one year through five years	4,985
Total investment securities	$9,452

NOTE 3 — Merchandise Inventories and Sources of Supply

Merchandise inventories consisted of the following (in thousands):

	May 4, 2013	February 2, 2013
Merchandise - in store/e-Commerce	$38,622	$32,978
Merchandise - in transit	4,422	9,726
Total merchandise inventories	$43,044	$42,704

The Company does not have long-term purchase commitments or arrangements with any of its suppliers or agents. During the thirteen weeks ended May 4, 2013 and April 28, 2012, one of our suppliers accounted for approximately 21%, and 20% of our purchases, respectively. No other vendor supplied greater than 10% of the Company's merchandise purchases for the thirteen weeks ended May 4, 2013 or April 28, 2012.

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

NOTE 4 — Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following (in thousands):

Description	Estimated Useful Life	May 4, 2013	February 2, 2013
Land	—	$1,597	$1,597
Corporate office, distribution center and related building improvements	25 years	12,323	12,323
Store leasehold improvements	Shorter of the useful life or term of related lease, typically 10 years	56,528	57,954
Store furniture and fixtures	3 to 10 years	72,151	73,865
Corporate office and distribution center furniture, fixtures and equipment	7 years	5,550	5,550
Computer and point of sale hardware and software	3 to 5 years	34,727	34,746
Construction in progress	—	1,810	1,040
Total property, equipment and improvements, gross		184,686	187,075
Less accumulated depreciation and amortization		(145,933)	(145,845)
Total property, equipment and improvements, net		$38,753	$41,230

The Company reviews long-lived assets with definite lives at least annually, or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. As a result of an impairment analysis, which included the evaluation of individual under-performing stores and assessing the recoverability of the carrying value of the improvements and equipment related to the stores, the Company recorded approximately $0.1 million for long-lived asset impairments during each of the thirteen-week periods ended May 4, 2013 and April 28, 2012.

The Company's assessment of the recoverability of the carrying value of its assets involves the projection of future cash flows, which requires the use of significant estimates and assumptions. Differences in circumstances or estimates could produce significantly different results.

NOTE 5 — Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	May 4, 2013	February 2, 2013
Gift card and store credit liabilities	$6,130	$8,282
Accrued Friendship Rewards Program loyalty liability	3,992	3,928
Accrued income, sales and other taxes payable	2,895	1,962
Accrued occupancy-related expenses	1,379	674
Other accrued liabilities	9,101	8,564
Total other accrued liabilities	$23,497	$23,410

NOTE 6 — Credit Facility

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

The Credit Facility permits the payment of dividends to the Company's shareholders in limited circumstances. If certain financial conditions are met, the Company may declare and pay dividends not to exceed $10.0 million in any fiscal year. The Company may also declare and pay an additional one-time dividend payment to shareholders in an amount not to exceed $5.0 million.

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

The Company had no revolving credit loan borrowings under the Credit Facility during the first quarter of fiscal 2013 or under its current or previous credit facility in fiscal 2012. Historically, the Company's credit facility has been utilized only to open letters of credit. The total borrowing base at May 4, 2013 was approximately $35.9 million. As of May 4, 2013, the Company had open on-demand letters of credit of approximately $3.5 million. Accordingly, after reducing the borrowing Base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the borrowing base, the net availability of revolving credit loans under the Credit Facility was approximately $28.7 million at May 4, 2013.

NOTE 7 — Stockholders' Equity and Stock-Based Compensation

The Company maintains the following stock plans approved by its shareholders: the 1997 Stock Incentive Plan (the "1997 Plan"), the 2005 Stock Incentive Plan (the "2005 Plan") and the 2006 Equity Incentive Plan for Non-Employee Directors (the "2006 Plan"). Under these plans, the Company may grant options to purchase common stock to its employees and non-employee members of the Board at a price not less than 100% of the fair market value of the common stock on the option grant date. In general, options granted to employees typically vest ratably over three years and are exercisable up to 10 years from the date of grant, and options granted to Directors vest ratably over approximately three years and are exercisable up to 10 years from the grant date.

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

Black-Scholes assumptions

We use the Black-Scholes option-pricing model to value our stock options for grants to our employees and non-employee directors. Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant and is expensed on a straight-line basis over the vesting period, as the stock options are subject to pro-rata vesting. The expected volatility assumption is based on the historical volatility of our stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from our historical experience and represents the period of time that awards are expected to be outstanding. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted.

The weighted average assumptions relating to the valuation of stock options granted during the thirteen weeks ended May 4, 2013 and April 28, 2012 were as follows.

	May 4, 2013	April 28, 2012
Expected dividend yield	—%	—%
Expected volatility	75.60%	73.60%
Risk-free interest rate	0.76 - 0.84%	1.0%
Expected term	5.0 years	4.9 years

Stock-Based Compensation Activity — Stock Options

The following tables present a summary of stock option activity for the thirteen weeks ended May 4, 2013:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life
Outstanding, beginning of period	3,696,094	$4.89
Granted	91,633	6.25
Exercised	(2,273)	1.91
Canceled - Vested	—	—
Canceled - Unvested (Forfeited)	—	—
Outstanding, end of period	3,785,454	$4.93	$11,064	8.53 years
Vested and expected to vest, end of period	3,321,650	$5.13	$9,457	8.41 years
Exercisable, end of period	1,168,596	$8.24	$2,025	6.62 years

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	2,865,360	$1.83
Granted	91,633	3.82
Vested	(340,135)	1.97
Forfeited	—	—
Nonvested, end of period	2,616,858	1.88

The weighted average fair value for options granted during the thirteen weeks ended May 4, 2013 and April 28, 2012 was $3.82 and $1.13, respectively. The fair value of options vesting during the thirteen weeks ended May 4, 2013 and April 28, 2012 was approximately $1.97 and $4.06, respectively. The aggregate intrinsic value of options exercised during the thirteen weeks ended May 4, 2013 was $11,000. There were no options exercised during the thirteen weeks ended April 28, 2012.

The total pre-tax compensation expense related to all stock-based awards for the thirteen weeks ended May 4, 2013 and April 28, 2012 was approximately $0.8 million and $0.5 million, respectively. Stock-based compensation expense is included in merchandise, buying and occupancy expense for the buying and distribution employees, and in selling, general and administrative expense for all other employees.

As of May 4, 2013, there was approximately $3.3 million of total unrecognized compensation expense related to nonvested stock options granted, which is expected to be recognized over a weighted average period of approximately 2.2 years.

Stock-Based Compensation Activity — Restricted Stock

The following table presents a summary of restricted stock activity for the thirteen weeks ended May 4, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Nonvested, beginning of period	819,902	$2.89
Granted	55,954	6.25
Vested	(84,366)	4.66
Forfeited	(674,833)	2.51
Nonvested, end of period	116,657	5.44	$805

The weighted average fair value for restricted stock granted during the thirteen weeks ended May 4, 2013 and April 28, 2012 was $6.25 and $1.91, respectively. The total fair value of restricted stock vesting during the thirteen weeks ended May 4, 2013 and April 28, 2012 was approximately $0.5 million and $0.4 million, respectively. The aggregate intrinsic value of restricted stock vesting during the thirteen weeks ended May 4, 2013 and April 28, 2012 was approximately $0.5 million and $0.1 million, respectively. As of May 4, 2013, there was approximately $0.4 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of approximately 2.2 years.

NOTE 8 — Income Taxes

The Company's liability for unrecognized tax benefits associated with uncertain tax positions is recorded within other non-current liabilities. As of May 4, 2013 and February 2, 2013, our liability for unrecognized tax benefits was approximately $1.0 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of May 4, 2013 and February 2, 2013 were $0.5 million and $0.7 million, respectively. The balance above at May 4, 2013 includes $0.1 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. We recognize interest and penalties related to unrecognized tax benefits as components of income tax.  At May 4, 2013 and February 2, 2013, approximately $0.3 million and $0.3 million, respectively, was accrued for the potential payment of interest and penalties.

The Company and its subsidiaries are subject to U.S. federal income taxes and the income tax obligations of various state and local jurisdictions. Fiscal 2010, 2011, the transition period and fiscal 2012 remain subject to examination by the Internal Revenue Service. With few exceptions, the Company is not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2008. As of May 4, 2013, the Company had no ongoing audits in various jurisdictions and does not expect the liability for unrecognized tax benefits to significantly increase or decrease in the next twelve months.

As of May 4, 2013, the Company had a full valuation allowance against its net deferred tax assets. Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income. The Company has incurred a net cumulative loss as measured by the results of the current year and the prior two years. ASC 740 “Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period. Forming a conclusion that a valuation allowance is not needed is difficult when negative evidence such as cumulative losses exists. As a result of management's evaluation, there was insufficient positive evidence to overcome the negative evidence related to the Company's cumulative losses. Accordingly, the Company has continued to maintain a full valuation allowance against its net deferred tax assets since the third quarter of the fiscal year ended February 26, 2011; recording the valuation allowance does not have any impact on cash and does not prevent the Company from using the deferred tax assets in the future when profits are realized.

As of May 4, 2013, the Company has federal and state net operating loss carryforwards which will reduce future taxable income.  Approximately $28.8 million in net federal tax benefits are available from these loss carryforwards and an additional $0.7 million is available in net tax credit carryforwards. Included in the federal net operating loss is approximately $1.5 million of loss generated by deductions related to equity-based compensation, the tax effect of which will be recorded to additional paid in capital.  The state loss carryforwards will result in net state tax benefits of approximately $2.7 million. The federal net operating loss carryovers will expire in November 2031 and beyond. The state net operating loss carryforwards will expire in November 2014 and beyond. Additionally, the Company has charitable contribution carryforwards that will expire in 2014.

NOTE 9 — Earnings Per Share

We calculate earnings per share under the guidance in ASC 260-10, "Earnings per Share," which clarifies that unvested share-based payment awards that contain nonforfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are considered participating securities, and thus, should be included in the two-class method of computing earnings per share ("EPS"). Participating securities under this statement include our unvested employee restricted stock awards with time-based vesting, which receive nonforfeitable dividend payments.

The calculation of EPS for common stock shown below excludes the income attributable to these unvested employee restricted stock awards from the numerator and excludes the dilutive impact of these shares from the denominator.

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Numerator (in thousands):
Net income (loss) attributable to Christopher & Banks Corporation	$629	$(13,412)
Income allocated to participating securities	(2)	—
Net income (loss) available to common shareholders	$627	$(13,412)
Denominator (in thousands):
Weighted average common shares outstanding - basic	36,198	35,590
Dilutive shares	985	—
Weighted average common and common equivalent shares outstanding - diluted	37,183	35,590
Net earnings (loss) per common share:
Basic	$0.02	$(0.38)
Diluted	$0.02	$(0.38)

Total stock options of approximately 3.3 million and 2.5 million were excluded from the shares used in the computation of diluted earnings per share for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively, as they were anti-dilutive.

NOTE 10 — Fair Value Measurements

Under ASC 820-10 "Fair Value Measurements and Disclosures," fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. ASC 820-10 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability that are developed based upon the best information available in the circumstances.

The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active market, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Assets that are Measured at Fair Value on a Recurring Basis:

For the thirteen-week period ended May 4, 2013, fair value under ASC 820-10 applied to our available-for-sale securities. These financial assets are carried at fair value following the requirements of ASC 820-10.

The following table provides information by level for the Company's available-for-sale securities that were measured at fair value on a recurring basis as of May 4, 2013 (in thousands):

		Fair Value Measurements Using Inputs Considered as
Description	Fair Value	Level 1	Level 2	Level 3
Short-term investments:
Certificates of deposit	$2,418	$—	$2,418	$—
Commercial paper	2,049	—	2,049	—
Total current assets	4,467	—	4,467	—
Long-term investments:
Municipal bonds	2,503	—	2,503	—
U.S. Agency securities	2,482	—	2,482	—
Total non-current assets	4,985	—	4,985	—
Total assets	$9,452	$—	$9,452	$—

The Company's available-for-sale securities were valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets in which there were fewer transactions. The Company had no investments as of February 2, 2013 and there were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the thirteen weeks ended May 4, 2013 and April 28, 2012. According to Company policy we recognize transfers into levels and transfers out of levels on the date of the event or when a change in circumstances causes a transfer.

Assets that are Measured at Fair Value on a Non-recurring Basis:

Long-lived assets held and used with a carrying amount of approximately $0.1 million were written down to their fair value of $5,000, resulting in an impairment charge of approximately $0.1 million which was included in earnings for the thirteen weeks ended May 4, 2013. Long-lived assets held and used with a carrying amount of approximately $0.2 million were written down to their fair value of $34,000, resulting in an impairment charge of approximately $0.1 million, which was included in earnings for the thirteen weeks ended April 28, 2012.

The Company determines fair value by a discounted cash flow analysis. In determining future cash flows, the Company uses its best estimate of future operating results which requires the use of significant estimates and assumptions, including estimated sales, merchandise margin and expense levels, and the selection of an appropriate discount rate, therefore differences in the estimates or assumptions could produce significantly different results. The current challenging economic environment, combined with the continued instability in the housing market and general economic uncertainty affecting the retail industry, makes it reasonably possible that additional long-lived asset impairments could be identified and recorded in future periods.

NOTE 11 — Legal Proceedings

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

NOTE 12 — Segment Reporting

In the table below, the “Christopher & Banks/C.J. Banks” reportable segment includes activity generated by Christopher & Banks and C.J. Banks operations. The “Corporate/Administrative” column, which primarily represents operating activity at the corporate office and distribution center facility, is presented to allow for reconciliation of segment-level net sales, operating income (loss) and total assets to consolidated net sales, operating income (loss) and total assets. Segment operating income (loss) includes only net sales, merchandise gross margin and direct store expenses with no allocation of corporate overhead.

During the thirteen weeks ended May 4, 2013 and April 28, 2012, the Company recorded a net charge (benefit) of approximately $0.1 million and $(0.8) million, respectively, related to restructuring and impairment which included $0.1 million and $0.1 million, respectively of expense related to store-level asset impairment charges included in the operating income (loss) for the Christopher & Banks/C.J. Banks segment for each period.

(in thousands)	Christopher & Banks/C.J. Banks	Corporate/Administrative	Consolidated
Thirteen Weeks Ended May 4, 2013
Net sales	$108,519	$—	$108,519
Depreciation expense	2,452	993	3,445
Operating income (loss)	15,690	(14,908)	782
Total assets	101,003	35,337	136,340

Thirteen Weeks Ended April 28, 2012
Net sales	$93,622	$—	$93,622
Depreciation expense	3,916	1,115	5,031
Operating loss	(1,940)	(11,466)	(13,406)
Total assets	99,626	40,644	140,270

NOTE 13 — Related Party Transactions

The Company or its subsidiaries have for the past several years purchased goods from G-III Apparel Group Ltd. (“G-III”) or its related entities.  On January 3, 2011, Morris Goldfarb, the Chairman of the Board and Chief Executive Officer of G-III, became a director of the Company. Payments made by the Company and its subsidiaries to G-III and its related entities aggregated approximately $0.4 million and $0.3 million for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively. As of May 4, 2013 and February 2, 2013, the Company had a balance due to G-III or its related entities of approximately $0.2 million and $0.2 million, respectively.

NOTE 14 — Subsequent Events

On May 9, 2013, Christopher & Banks Corporation entered into an amendment to the Rights Agreement, dated as of July 5, 2012, as amended, by and between the Company and Broadridge Corporate Issuer Solutions, Inc., as Rights Agent.

The Amendment changed the expiration date of the Series A Junior participating Preferred Stock Purchase Rights issued pursuant to the rights Agreement from July 5, 2014 to May 9, 2013. Accordingly, the Rights expired at the close of business on May 9, 2013 and the Rights Agreement has been terminated and is of no further force and effect. The Rights will be de-listed from the New York Stock Exchange and de-registered under the Securities Exchange Act of 1934, as amended.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the condensed consolidated financial statements and notes included in Item 1 of this Form 10-Q and the consolidated financial statements, notes and MD&A contained in our Annual Report on Form 10-K for the fiscal period ended February 2, 2013.

Executive Overview

Christopher & Banks Corporation, a Delaware corporation, is a Minneapolis-based retailer of women’s apparel and accessories, which operates retail stores through its wholly-owned subsidiaries. As of May 4, 2013, we operated 603 stores in 44 states, including 379 Christopher & Banks stores, 156 C.J. Banks stores, 43 Missy, Petite, Women ("MPW") stores (formerly referred to as "Dual" stores) and 25 outlet stores. Our Christopher & Banks brand offers unique fashions and accessories featuring exclusively designed, coordinated assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P. Our C.J. Banks brand offers similar assortments of plus size women’s apparel in sizes 14W to 26W. Our MPW and outlet stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the missy, petite and plus size customer in one location. We also operate e-Commerce web sites for our two brands at www.christopherandbanks.com and www.cjbanks.com which, in addition to offering the apparel and accessories found in our stores, also offer exclusive sizes and styles available only online.

We believe we have a unique opportunity to address the needs of our customer by embracing her demographic, women who generally range in age from 45 to 60, which is largely overlooked by other retailers. Our overall strategy for our two brands, Christopher & Banks and C.J. Banks, is to offer a compelling, versatile, reasonably priced assortment of unique and classic apparel through our stores and e-Commerce web sites in order to satisfy women of all sizes expectations for style, quality, value and fit, while providing exceptional, personalized customer service.

Fiscal 2013 First Quarter Summary

In the first quarter of fiscal 2013, we made significant progress on our strategic initiatives, which are described more fully below. We were pleased with the continued momentum we achieved in our business in the first quarter of fiscal 2013, as we worked to execute the strategic plan which was established and enhanced over the past 18 months.

For the first quarter of fiscal 2013 (the thirteen weeks ended May 4, 2013), total net sales increased 15.9% to $108.5 million from $93.6 million for the comparable period ended April 28, 2012 (the thirteen weeks ended April 28, 2012). Same store sales increased 23.4% for the thirteen weeks ended May 4, 2013, when compared to the thirteen weeks ended May 5, 2012. This compared to a 14.6% decrease for the thirteen weeks ended April 28, 2013. We believe that our product offerings were well received by our customers, as they responded favorably to the combination of style, quality and value in our merchandise assortments. The increase in same store sales was driven by strong rates of customer conversion combined with growth in our average dollar sale. Customer traffic levels were down slightly compared to the first quarter last year as unseasonable weather impacted our business throughout the quarter. This was particularly true in the second half of April, including the final two days of our semi-annual Friends and Family promotional event. In addition, we were less promotional than in the prior year period, when we were clearing through product designed and ordered before implementation of our current strategic initiatives.

Gross margin improved by 1,110 basis points to 34.2% for the thirteen weeks ended May 4, 2013, from 23.1% for the thirteen weeks ended April 28, 2012. Approximately two-thirds of the 1,110 basis point improvement in gross margin was driven by higher merchandise margins. This was due mainly to lower markdowns combined with a modest increase in initial product mark-up. The remaining improvement in gross margin resulted from positive leverage of buying and occupancy costs associated with the increase in same store sales.

We ended the first quarter of fiscal 2013 with total cash, cash equivalents and investments of $40.5 million, no long-term debt and no borrowings under our $50 million credit facility. Total inventory was $43.0 million at May 4, 2013, compared to $44.5 million as of April 28, 2012. In-store inventory per store, which excludes in-transit and e-commerce inventory, was approximately 6.9% higher at May 4, 2013 when compared to the end of last year's first fiscal quarter. The increase in per-store inventory is attributable to the higher inventory levels required to support anticipated fiscal 2013 second quarter sales levels. Our inventory balance at May 4, 2013 was current, with approximately 75% of product consisting of April 2013 and more recent merchandise deliveries and basic core product.

Fiscal 2013 Second Quarter Outlook

Our results of operations for the thirteen weeks ended May 4, 2013 reflect the benefits of our strategic initiatives, including improved same store sales and margin improvement compared to the thirteen weeks ended April 28, 2012. While we recognize that there is some continued uncertainty associated with the current macro-economic environment, we anticipate same store sales will increase approximately 8% to 10% in the second quarter of fiscal 2013 (thirteen weeks ending August 3, 2013) compared to the thirteen-week period ended August 4, 2012.

We also expect to achieve approximately 450 to 550 basis points of gross margin improvement in the second quarter, as compared to the comparable prior year period. We expect approximately three-quarters of the anticipated improvement will be due to improved merchandise margins and approximately one-quarter will be due to positive leverage of occupancy expense. In addition, in the second quarter of fiscal 2013, we expect selling, general and administrative expense dollars to increase when compared to the second quarter of fiscal 2012, due to increased investments in marketing and store systems. For the full fiscal year, we expect a slight positive leverage of selling, general and administrative expenses as a percent of sales. In addition, we plan to accrue for performance-based incentive compensation in the second quarter of fiscal 2013, which did not occur in the second quarter of fiscal 2012 and record the remaining expense related to the management retention plan put in place in July 2012. As a result, we anticipate selling, general and administrative expense to increase as a percent of sales in the second quarter, when compared to the comparable prior year period, and be in the range of 30.5% to 31.0%.

We expect inventory levels in the second quarter of fiscal 2013 will be in line with our anticipated increase in same store sales. In addition, we are now planning for fiscal 2013 capital expenditures to be approximately $10.0 million to $10.5 million for the full year, an increase of approximately $1.0 million from our previously stated expectations. We expect to open five new outlet stores and two new MPW stores in fiscal 2013 as well as convert twelve existing stores to six MPW stores. We also continue to plan to make additional investments in our information technology infrastructure, including upgraded software and peripheral hardware at the point-of-sale, visual product displays and fixtures to further enhance the presentation of our merchandise and other investments in our stores, corporate office and distribution center facility.

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

Strategic Initiatives

We are working to execute our strategic initiatives described below while fostering an overall environment of operational excellence. This includes maintaining focus on consistently achieving our financial goals, resulting in a concentrated effort to return to profitability and maintain positive cash flow; maximizing gross profit through enhancing the productivity of our inventory; recognition and retention of top talent throughout our organization; and alignment of our technology priorities to enable and support the business.

Merchandise Strategy

Continue to create well-balanced merchandise assortments

Over the past 18 months, our merchant team has focused on developing a well-balanced merchandise assortment. This includes editing the number of unique styles offered, reducing retail ticket prices to levels more in-line with our traditional offerings and providing styles that better align with our customers' fashion taste. They have been building assortments with fewer styles that are more balanced by increasing the amount of 'good' and 'better' product offerings and decreasing the number of 'best' offerings. This involved increasing the penetration of core product in our deliveries, including basic knit layering pieces and classic bottoms, increasing the representation of mid-priced 'better' selections, such as printed tees and novelty jackets and sweaters, while reducing the number of higher priced 'best' offerings. Our goal is to continue to reduce the overall number of unique styles we carry, allowing us to present a more focused and compelling product assortment with fewer, more relevant selections.

In fiscal 2013, we plan to continue to reduce the number of unique styles offered by approximately 30% and increase the depth provided in key merchandise categories. Focus will be placed on the core knit business and providing the appropriate balance of unique novelty and more basic styles. We are reintroducing a classic cotton shirt business with increased breadth of color offerings in key silhouettes. Our bottoms business will concentrate on delivering consistent fit, versatility and comfort. We will also continue to grow the penetration of vests and jackets in our assortments, balancing casual and wear-to-work styles at opening price points and more unique styles at better and best retail prices. Emphasis will also continue to be placed on our key categories of jewelry and scarves within our accessories offerings with an overall focus on providing comprehensive outfitting options.

Maintain price/value correlation

One of our primary goals last year was to mitigate markdown levels by offering more attractive opening price points and simplifying the number of price points offered to our customers. This change in our approach to pricing supports our 'good, better, best' balanced product offerings. As we increased the penetration of core product offerings in our assortments, we were able to drive sales volume by offering more styles at attractive opening price points that our customers have begun to accept without steep discounting or markdowns. In addition, we reduced the number of price points across all categories to simplify the shopping experience.

We continue to be committed to offering our customers value every day. All product offerings, including those falling into our 'better' and 'best' classifications, have been priced at levels that are intended to be more attractive to our customers. We plan to continue to offer this pricing strategy in fiscal 2013 and believe this will continue to result in improved net sales, reduced markdowns, higher average unit retail selling prices and increased gross profit.

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

As we move through fiscal 2013, we will continue to review the frequency and timing of our merchandise deliveries to optimize inventory turns and margin performance. We will also continue to evaluate and refine the amount and timing of product flow between major assortment deliveries to ensure the appropriate balance of consistently providing fresh colors and styles to our stores.

Enhance promotional strategy

We have analyzed our promotional cadence and adjusted our markdown strategy in an effort to minimize and reverse the significant merchandise margin erosion we experienced in the first half of fiscal 2012. While we anticipate that, in order to be competitive, we will need to continue to be promotional, we continue to test and implement more targeted, unique, pre-planned promotions in an effort to improve merchandise margins and lessen our reliance on store-wide promotional events. We are also continuing to develop product that will support specific promotional events and deliver improved margin performance.

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

Customer/Marketing Strategy

Customer communication/customer relationship management/loyalty program

Our marketing efforts continue to be focused on maximizing the benefits of our customer relationship management ("CRM") system and Friendship Rewards Loyalty Program to strengthen personalized communication with our customers and build stronger connections with them. Friendship Rewards is a point-based program where members earn points based on purchases. After reaching a certain level of accumulated points, members are rewarded with a certificate which may be applied towards purchases at our stores or web sites. The program has helped us build our CRM database, allowing us to reach more customers through e-mail and direct mail. In fiscal 2013, we plan to place greater importance on communicating with our customers via direct mail with fashion and promotional messages designed to drive increased traffic to our store locations and web sites. In addition, we will continue to stress grass roots marketing efforts, such as in-store fashion shows and calling campaigns, as another means of increasing customer traffic.

Grow private label credit card program

During the first quarter of fiscal 2012, we launched a private label credit card program with a sponsoring bank which provides for the issuance of credit cards bearing the Christopher & Banks and C.J. Banks brands. The program has been a successful tool to attract new customers and to re-engage customers who had not shopped with us for a period of twelve months or longer, and we plan to leverage this program further in fiscal 2013 by incorporating private label credit card statement inserts into our direct marketing efforts to drive repeat purchasing.

We currently have approximately 375,000 private label credit card holders accounting for approximately 20% of our sales. Given the success of this program and the loyalty of our card holders, we plan to begin accepting payments in-store in the second quarter of fiscal 2013. This will make it more convenient for customers to maintain their accounts while driving additional traffic to our stores.

Emphasis on e-commerce business

We plan to increase the emphasis on our e-commerce business in fiscal 2013 as we believe we have opportunity to increase traffic by leveraging our existing customer base and acquiring new customers through investments in technology and expertise. During the first quarter of fiscal 2013, we made several key investments in our e-commerce business, launching our new e-commerce platform and adding resources to our team, including a new Vice President of E-commerce and Digital Marketing. The new platform is hosted by our third-party e-commerce provider and provides increased efficiencies in site management, including visual merchandising and campaign management. Going forward, we also plan to continue to fine-tune our on-line exclusive product assortments to capitalize on our strength in denim, wear-to-work and thematic merchandise. We also intend to offer various bottom lengths, including petite and tall, while increasing testing of extended sizes and new merchandise categories.

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

Continue focus on pilot test stores and incorporate learnings

We initiated a store pilot program in fiscal 2012 to test various strategies, including optimizing inventory and staffing levels, adding a key item table program and more updated fixtures. We also started a new employee incentive program to improve service and drive customer conversion. In the first quarter of fiscal 2013, we added 34 additional stores to the pilot program, bringing the total number of test stores to 101 as of May 4, 2013. In the first quarter of fiscal 2013, our pilot test stores experienced approximately 1,500 basis points of incremental same store sales performance when compared to the stores in the balance of the chain.

Given the success of the pilot program, we have begun to roll out some of the learnings from the pilot program to the broader base of stores. Going forward, we will continue to maintain a base of control stores to test and evaluate various new initiatives including grass roots and other marketing programs, updated visual fixtures and further optimization of staffing and inventory levels.

Real Estate

We are focused on refining and optimizing our real estate strategy, including continuing to identify and close underperforming locations and taking a methodical and disciplined approach to new store openings. During the first quarter of fiscal 2013, we closed eight stores, four of which were converted into two MPW stores. We also opened one new MPW store during the quarter and, as of May 4, 2013, we operated 603 stores consisting of 379 Christopher & Banks stores, 156 C.J. Banks stores, 43 MPW stores and 25 outlet stores.

Over the longer term, we expect store count expansion to primarily be driven by adding outlet stores. Our plan for full-price stores is to focus on finding opportunities to convert existing Christopher & Banks and C.J. Banks locations to MPW stores where we believe we can better serve our customer by providing our full complement of missy, petite and plus sizes in a single location.

We currently plan to open five new outlet stores and two new MPW stores in fiscal 2013. We also plan to convert a total of 12 existing locations to six MPW stores during the year. As we continue to close underperforming locations, we anticipate our average store count will decrease by approximately 9% in the second quarter and approximately 8% for the full fiscal year.

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

Merchandise, buying and occupancy costs

Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, as a percentage of net sales, measure whether we are appropriately optimizing the price of our merchandise and markdown utilization.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in Note 1 of the notes to consolidated financial statements contained within our Annual Report on Form 10-K for the fiscal period ended February 2, 2013. There have been no material changes in our critical accounting policies or estimates in the thirteen weeks ended May 4, 2013. Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Results of Operations

Thirteen Weeks Ended May 4, 2013 Compared to Thirteen Weeks Ended April 28, 2012

	Thirteen Weeks Ended
	May 4, 2013		April 28, 2012		Change
	$ (in thousands)	% of Sales	$ (in thousands)	% of Sales	$	%
Net sales	$108,519	100.0%	$93,622	100.0%	$14,897	15.9%
Merchandise, buying and occupancy	71,436	65.8	71,969	76.9	(533)	(0.7)
Selling, general and administrative	32,716	30.1	30,825	32.9	1,891	6.1
Depreciation and amortization	3,445	3.3	5,031	5.4	(1,586)	(31.5)
Restructuring and impairment	140	0.1	(797)	(0.9)	937	(117.6)
Total costs and expenses	107,737	99.3	107,028	114.3	709	0.7
Operating income (loss)	782	0.7	(13,406)	(14.3)	14,188	(105.8)
Other income (expense)	(63)	—	54	0.1	(117)	(216.7)
Income (loss) before income taxes	719	0.7	(13,352)	(14.3)	14,071	(105.4)
Income tax provision	90	0.1	60	0.1	30	50.0
Net income (loss)	$629	0.6%	$(13,412)	(14.3)%	$14,041	(104.7)%

Net Sales.  Net sales for the thirteen weeks ended May 4, 2013 were $108.5 million, an increase of $14.9 million or 15.9%, from net sales of $93.6 million for the thirteen weeks ended April 28, 2012. The increase in net sales was a result of higher same store sales, partially offset by a decrease in the number of stores operated during the quarter.

Same store sales increased 23.4% for the thirteen weeks ended May 4, 2013, when compared to the thirteen weeks ended May 5, 2012. We believe that our product offerings were well received by our customers, as they responded favorably to the combination of style, quality and value in our merchandise assortments. The increase in same store sales was driven by strong rates of customer conversion combined with growth in our average dollar sale. Customer traffic levels were down slightly when compared to the first quarter last year as unseasonable weather impacted our business throughout the first quarter.

As a result of restructuring our store portfolio in fiscal 2012, and continued closures of underperforming locations, we operated an average of 10.5% fewer stores in the first quarter of fiscal 2013, compared to the first quarter of fiscal 2012. Our store count totaled 603 as of May 4, 2013, compared to 665 at April 28, 2012.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $71.4 million, or 65.8% of net sales for the thirteen weeks ended May 4, 2013, compared to $72.0 million, or 76.9% of net sales, for the thirteen weeks ended April 28, 2012, resulting in approximately 1,110 basis points of improvement in gross profit margin for the quarter.

Approximately two-thirds of the 1,110 basis point improvement in gross margin was driven by higher merchandise margins resulting mainly from lower markdowns combined with a modest increase in initial product mark-up. Our customers responded favorably to the balance of style, quality and value provided in our merchandise assortments in the first quarter of fiscal 2013, resulting in reduced levels of markdowns required to drive customer traffic and clear inventory. In addition, we were less promotional than in the prior year period, when we were clearing through product designed and ordered before implementation of our current strategic initiatives.

The remaining improvement in gross margin resulted from positive leverage of buying and occupancy costs associated with the increase in same store sales in the first quarter.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, exclusive of depreciation and amortization, for the thirteen weeks ended May 4, 2013 were $32.7 million, or 30.1% of net sales, compared to $30.8 million, or 32.9% of net sales, for the thirteen weeks ended April 28, 2012, resulting in approximately 280 basis points of positive leverage.

The increase in selling, general and administrative expenses is a result of investments in marketing and store staffing. In the first quarter of fiscal 2013, we increased our direct marketing efforts, while we executed almost no direct marketing in the first quarter of fiscal 2012. We have been pleased with the return on our investment in direct mail and we believe it also offers us an effective means to drive inactive, or lapsed, customers back into our stores and to our web sites.

In the first quarter, we continued to invest in and analyze our store staffing levels in order to optimize productivity. Additionally, we accrued performance-based incentive compensation in the first quarter of fiscal 2013, while there was no accrual for performance-based bonuses in the prior year period. We also accrued expense in the first quarter of fiscal 2013 related to the executive retention plan which was established in July 2012. The cost of this plan is being expensed ratably over the twelve-month retention period from July 2012 through June 2013.

Depreciation and Amortization.  Depreciation and amortization expense was $3.4 million, or 3.3% of net sales, for the thirteen weeks ended May 4, 2013, compared to $5.0 million, or 5.4% of net sales, for the thirteen weeks ended April 28, 2012. The decrease in the amount of depreciation and amortization expense primarily resulted from operating approximately 10.5% fewer stores in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. In addition, the continued maturing of our store base has resulted in more fully depreciated assets and lower depreciation expense.

Restructuring and Impairment. In the thirteen weeks ended May 4, 2013, we recorded non-cash impairment charges of approximately $0.1 million related to one store, while we recorded a net benefit of approximately $0.8 million related to asset impairment and restructuring charges in the thirteen weeks ended April 28, 2012. In the first quarter of fiscal 2012, we recorded a credit of approximately $1.4 million related to 18 stores where amounts recorded for net lease termination liabilities exceeded the actual settlements negotiated with landlords. We also recorded approximately $0.5 million of additional net lease termination liabilities related to three stores that we closed in the first quarter of fiscal 2012. In addition, we recognized approximately $0.1 million of non-cash asset impairment charges related to five stores we plan to continue to operate.

Operating Income (Loss).  As a result of the foregoing factors, we reported operating income of $0.8 million, or 0.7% of net sales, for the thirteen weeks ended May 4, 2013, compared to an operating loss of $13.4 million, or 14.3% of net sales, for the thirteen weeks ended April 28, 2012.

Other Income (Expense). Other expense of $63 thousand for the thirteen weeks ended May 4, 2013 primarily consisted of fees associated with our credit facility. For the thirteen weeks ended April 28, 2012, other income of $0.1 million consisted of interest income.

Income Taxes.  We recorded income tax expense of approximately $0.1 million, with an effective tax rate of 12.5%, for the thirteen weeks ended May 4, 2013. For the thirteen weeks ended April 28, 2012, we recorded an income tax expense of $0.1 million, with an effective tax rate of (0.5)%. Our effective tax rates reflect the ongoing impact of the valuation allowance on our deferred tax assets.

Net Income (Loss).  As a result of the foregoing factors, we reported net income of $0.6 million, or 0.6% of net sales and $0.02 per diluted share, for the thirteen weeks ended May 4, 2013, compared to a net loss of $13.4 million, or 14.3% of net sales and $(0.38) per share, for the thirteen weeks ended April 28, 2012.

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

The following table summarizes our cash flows for the thirteen weeks ended May 4, 2013 and April 28, 2012 (in thousands):

	May 4, 2013	April 28, 2012
Net cash provided by (used in) operating activities	$967	$(26,469)
Net cash (used in) provided by investing activities	(10,500)	7,399
Net cash used in financing activities	(197)	(22)
Net decrease in cash and cash equivalents	$(9,730)	$(19,092)

Net cash provided by (used in) operating activities

Net cash provided by operating activities in the first quarter of fiscal 2013 totaled $1.0 million, an improvement of $27.5 million from net cash used in operating activities of $26.5 million in the first quarter of fiscal 2012. We reported net income of $0.6 million for the thirteen weeks ended May 4, 2013, compared to a net loss of $13.4 million for the thirteen weeks ended April 28, 2012, which included a $0.8 million benefit relating to impairment and restructuring charges.

Significant fluctuations in our working capital accounts in the first quarter of fiscal 2013 included a $4.2 million decrease in accounts payable, a $3.8 million increase in accrued liabilities, a $1.8 million increase in accounts receivable and a $1.0 million increase in prepaid expenses and other current assets. The decrease in accounts payable related to shifts in the timing of merchandise receipts and inventory payments as we had accelerated some spring inventory deliveries at the end of fiscal 2012. The increase in accrued liabilities related to accruals for performance-based incentive compensation and additional accrued payroll related to a shift in the timing of payroll periods. In addition, higher sales taxes payable were offset by a decrease in our liability for outstanding gift cards, as gift card redemptions exceeded issuances in the first quarter of fiscal 2013.

The increase in accounts receivable in the first quarter primarily resulted from higher payment card receivables due to greater sales recorded in the week prior to the end of the first quarter of fiscal 2013 as compared to sales in the week prior to the end of fiscal 2012. In addition, more of our sales have been tendered on our private label credit card in the first quarter of fiscal 2013 which has also resulted in an increase in payment card receivables. The increase in prepaid expenses and other current assets primarily related to an increase in prepaid rent due to the timing of store rent payments.

The remainder of the change in cash provided by operating activities was substantially the result of the net earnings realized in the first quarter, after adjusting for non-cash charges including depreciation and amortization, store asset impairment, deferred lease related liabilities and stock-based compensation expense, combined with various changes in our other operating assets and liabilities.

Net cash used in operating activities totaled $26.5 million in the thirteen weeks ended April 28, 2012, a decrease of approximately $27.7 million from net cash provided by operating activities of $1.2 million in the thirteen weeks ended May 28, 2011. The decrease was the result of a decrease in net earnings in the first thirteen weeks of fiscal 2012, compared to the thirteen weeks ended May 28, 2011, combined with changes in our working capital accounts. We reported a net loss of $13.4 million for the thirteen weeks ended April 28, 2012, compared to net income of $1.9 million for the thirteen weeks ended May 28, 2011.
Significant fluctuations in our working capital accounts in the first thirteen weeks of fiscal 2012 included a $5.0 million increase in merchandise inventory, a $2.3 million decrease in accounts payable, a $7.4 million decrease in accrued liabilities and a $2.1 million decrease in the lease termination fee liability. The increase in inventory was the result of seasonal increases in in-store inventory. The decrease in accounts payable was a function of the timing of merchandise receipts and payments.

The decrease in accrued liabilities was due mainly to reductions in our accrued wages, salaries, and related expenses, as well as seasonal reductions in our gift card liability.
The remainder of the change in cash used in operating activities in the first quarter of fiscal 2012 was substantially the result of the net loss realized during the thirteen weeks ended April 28, 2012, after adjusting for non-cash charges, including depreciation and amortization, store asset impairment and stock-based compensation expense, combined with various other changes in our other operating assets and liabilities.

Net cash (used in) provided by investing activities

Net cash used in investing activities in the first quarter of fiscal 2013 totaled $10.5 million, a decrease of $17.9 million from net cash provided by investing activities of $7.4 million during the first quarter of fiscal 2012. Net cash used in investing activities in the first quarter consisted of $9.5 million of purchases of available-for-sale investments and $1.0 million of of capital expenditures. We opened one new store in the first quarter of fiscal 2013 and made investments in our information technology infrastructure and visual merchandise displays and fixtures. We plan to fund approximately $10.0 million to $10.5 million of total capital expenditures in fiscal 2013. We expect to open four to five new outlet stores and two new MPW stores in fiscal 2013, as well as to convert a total of 12 existing stores to six MPW stores. We also continue to plan to make additional investments in our information technology infrastructure including upgraded software and peripheral hardware at the point-of-sale, visual product displays and fixtures to further enhance the presentation of our merchandise as well as other investments in our stores, corporate office and distribution center facility.

Net cash provided by investing activities totaled $7.4 million for the thirteen weeks ended April 28, 2012, an increase of $1.8 million from cash provided by investing activities of $5.6 million for the thirteen weeks ended May 28, 2011. Net cash provided by investing activities in the first thirteen weeks of fiscal 2012 consisted of $9.0 million of sales of investments, partially offset by $1.7 million of capital expenditures. Six new stores were opened in the first quarter of fiscal 2012.

Net cash used in financing activities

Net cash used in financing activities in the first quarter of fiscal 2013 totaled approximately $0.2 million, a decrease of approximately $0.2 million from $22,000 in the first quarter of fiscal 2012. In both periods, primarily all of the net cash used in financing activities pertaining to payment of payroll taxes related to shares which were surrendered to us by stock plan participants in order to satisfy withholding tax obligations related to the vesting of restricted stock awards.

Net cash used in financing activities for the first thirteen weeks of fiscal 2012 was approximately $22,000, a decrease of $2.1 million from the thirteen weeks ended May 28, 2011. In the quarter ended May 28, 2011, approximately $2.2 million was used to fund the payment of a quarterly cash dividend. In December 2011, we announced that the Board suspended the payment of a quarterly dividend.

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

The Credit Facility permits the payment of dividends to the Company's shareholders in limited circumstances. If certain financial conditions are met, the Company may declare and pay dividends not to exceed $10.0 million in any fiscal year. The Company may also declare and pay an additional one-time dividend payment to shareholders in an amount not to exceed $5.0 million.
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

We had no revolving credit loan borrowings under the Credit Facility during the first quarter of fiscal 2013 or under our current or previous credit facility in fiscal 2012. Historically, our credit facility has been utilized only to open letters of credit. The total borrowing base at May 4, 2013 was approximately $35.9 million. As of May 4, 2013, we had open on-demand letters of credit of approximately $3.5 million. Accordingly, after reducing the borrowing Base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the borrowing base, the net availability of revolving credit loans under the Credit Facility was approximately $28.7 million at May 4, 2013.

Sourcing

We directly imported approximately 26% of our merchandise purchases in the first quarter of fiscal 2013, compared to approximately 22% in the first quarter of fiscal 2012. A significant amount of our merchandise was manufactured overseas in each of these fiscal years, primarily in China and Indonesia.  This reliance on sourcing from foreign countries may cause us to be exposed to certain risks as indicated below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K.

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

We do not have long-term purchase commitments or arrangements with any of our suppliers or agents. One of our suppliers accounted for approximately 21%, and 20%, of our purchases during the first quarters of fiscal 2013 and fiscal 2012, respectively. No other vendor supplied greater than 10% of the Company's merchandise purchases during the thirteen month periods ended May 4, 2013 and April 28, 2012. Our vendors produce the majority of the goods sold to us in China and Indonesia, consistent with our overall vendor base. Although we have strong relationships with these vendors, there can be no assurance that these relationships can be maintained in the future or that these vendors will continue to supply merchandise to us. If there should be any significant disruption in the supply of merchandise from these vendors, management believes that it will be able to shift production to other suppliers so as to continue to secure the required volume of product. Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on our financial position or results of operations.

We currently expect product costs to remain relatively stable in fiscal 2013.

Quarterly Results and Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, consumer confidence, customer response to our seasonal merchandise mix, timing of new store openings, adverse weather conditions, and shifts in the timing of certain holidays and shifts in the timing of promotional events.

Inflation

We do not believe that inflation had a material effect on our results of operations for the first quarter of fiscal 2013.

Forward-Looking Statements

We may make forward-looking statements reflecting our current views with respect to future events and financial performance.  These forward-looking statements, which may be included in reports filed under the Exchange Act, in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of our Annual Report on Form 10-K for the fiscal period ended February 2, 2013, which could cause actual results to differ materially from historical results or those anticipated.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, we wish to advise readers that the factors listed in Item 1A of our Annual Report on Form 10-K for the fiscal period ended February 2, 2013, as well as other factors, could affect our performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

(b) Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended May 4, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal period ended February 2, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning purchases of our common stock for the quarter ended May 4, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
2/3/13 - 3/2/13	16,569	$6.46	—	$—
3/3/13 - 4/6/13	—	—	—	—
4/7/13 - 5/4/13	12,742	6.27	—	—
Total	29,311	6.38	—	—

 (1) The shares of common stock in this column represent shares that were surrendered to us by stock plan participants in order to satisfy minimum withholding tax obligations related to the vesting of restricted stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
3.1
Certificate of Elimination of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on May 9, 2013 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 9, 2013)

4.1
Amendment, dated as of May 9, 2013, to Rights Agreement, dated as of July 5, 2012, as amended, by and between Christopher & Banks Corporation and Broadridge Corporate Issuer Solutions, Inc. (incorporated herein by reference to Exhibit 4.1 of Current Report on Form 8-K filed May 9, 2013)

10.1
Amendment No. 1, dated May 2, 2013, to the Employment Agreement between Christopher & Banks Corporation and LuAnn Via entered into as of October 29, 2012 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 3, 2013)

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
101**
Financial statements from the Quarterly Report on Form 10-Q of Christopher & Banks Corporation for the fiscal quarter ended May 4, 2013, formatted in Extensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements

*   Filed with this report.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated: June 13, 2013	By:	/s/ LuAnn Via
LuAnn Via
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 13, 2013	By:	/s/ Peter G. Michielutti
Peter G. Michielutti
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)