Form 10-Q
period 2013-08-03
CHRISTOPHER & BANKS CORP
filed 2013-09-12
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2013

or

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

As of August 30, 2013, 36,406,479 shares of the registrant's common stock were outstanding.

CHRISTOPHER & BANKS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page

	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets (Unaudited) as of August 3, 2013 and February 2, 2013	2
	Condensed Consolidated Statements of Operations (Unaudited) for the Thirteen and Twenty-Six Weeks Ended August 3, 2013 and July 28, 2012	3
	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the Thirteen and Twenty-Six Weeks Ended August 3, 2013 and July 28, 2012	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Twenty-Six Weeks Ended August 3, 2013 and July 28, 2012	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

	Signatures	27

PART I - FINANCIAL INFORMATION

CHRISTOPHER & BANKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	August 3, 2013	February 2, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,122	$40,739
Short-term investments	5,050	—
Accounts receivable	4,861	3,630
Merchandise inventories	40,048	42,704
Prepaid expenses and other current assets	7,974	6,823
Income taxes receivable	413	405
Total current assets	95,468	94,301
Property, equipment and improvements, net	37,739	41,230
Long-term investments	4,780	—
Other assets	368	401
Total assets	$138,355	$135,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,176	$22,586
Accrued salaries, wages and related expenses	5,183	4,217
Other accrued liabilities	21,192	23,410
Total current liabilities	51,551	50,213
Non-current liabilities:
Deferred lease incentives	5,250	5,665
Deferred rent obligations	2,804	2,959
Other non-current liabilities	1,689	1,629
Total non-current liabilities	9,743	10,253

Commitments	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 46,197 and 46,755 shares issued, and 36,406 and 36,964 shares outstanding at August 3, 2013 and February 2, 2013, respectively	462	467
Additional paid-in capital	120,882	119,632
Retained earnings	68,442	68,078
Common stock held in treasury, 9,791 shares at cost at August 3, 2013 and February 2, 2013	(112,711)	(112,711)
Accumulated other comprehensive loss	(14)	—
Total stockholders’ equity	77,061	75,466
Total liabilities and stockholders’ equity	$138,355	$135,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012

Net sales	$104,233	$103,436	$212,752	$197,058
Costs and expenses:	0
Merchandise, buying and occupancy	69,329	74,751	140,765	146,719
Selling, general and administrative	31,530	30,633	64,246	61,459
Depreciation and amortization	3,375	4,907	6,820	9,939
Restructuring and impairment	—	(4,696)	140	(5,494)
Total costs and expenses	104,234	105,595	211,971	212,623
Operating income (loss)	(1)	(2,159)	781	(15,565)
Other income (expense)	(37)	36	(100)	89
Income (loss) before income taxes	(38)	(2,123)	681	(15,476)
Income tax provision	227	74	317	134
Net income (loss)	$(265)	$(2,197)	$364	$(15,610)

Net income (loss) per common share:
Basic	$(0.01)	$(0.06)	$0.01	$(0.44)
Diluted	$(0.01)	$(0.06)	$0.01	$(0.44)

Weighted average number of common shares outstanding:
Basic	36,215	35,631	36,219	35,616
Diluted	36,215	35,631	37,114	35,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012

Net income (loss)	$(265)	$(2,197)	$364	$(15,610)
Other comprehensive loss, net of tax:
Unrealized holding losses on securities arising during the period, net of taxes of $0, $0 and $1, respectively	(6)	—	(14)	(2)
Reclassification adjustment for gains included in net loss, net of taxes of $27 and $39, respectively	—	(41)	—	(60)
Total other comprehensive loss	(6)	(41)	(14)	(62)
Comprehensive income (loss)	$(271)	$(2,238)	$350	$(15,672)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012
Cash flows from operating activities:
Net income (loss)	$364	$(15,610)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,820	9,939
Impairment of store assets	140	139
Amortization of premium on investments	22	11
Amortization of financing costs	37	—
Deferred lease related liabilities	(882)	(2,058)
Stock-based compensation expense	1,342	966
Loss on disposal of assets	2	50
Gain on investments, net	—	(531)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,231)	(254)
Decrease in merchandise inventories	2,656	797
Increase in prepaid expenses and other current assets	(1,151)	(406)
(Increase) decrease in income taxes receivable	(8)	214
(Increase) decrease in other assets	(3)	184
Increase in accounts payable	2,527	4,747
Decrease in accrued liabilities	(1,011)	(9,078)
Decrease in lease termination liabilities	—	(7,847)
Increase in other liabilities	70	7
Net cash provided by (used in) operating activities	9,694	(18,730)

Cash flows from investing activities:
Purchases of property, equipment and improvements	(3,349)	(2,599)
Proceeds from sale of furniture, fixtures and equipment	—	33
Purchases of available-for-sale investments	(10,816)	—
Redemptions of available-for-sale investments	950	21,403
Net cash (used in) provided by investing activities	(13,215)	18,837

Cash flows from financing activities:
Shares redeemed for payroll taxes	(190)	(23)
Deferred financing costs	—	(350)
Exercise of stock options and issuance of restricted stock	94	—
Net cash used in financing activities	(96)	(373)

Net decrease in cash and cash equivalents	(3,617)	(266)

Cash and cash equivalents at beginning of period	40,739	40,782

Cash and cash equivalents at end of period	$37,122	$40,516

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

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal adjustments, except as otherwise stated in these notes, necessary to present fairly our financial position as of August 3, 2013 and February 2, 2013, our results of operations for the thirteen and twenty-six week periods ended August 3, 2013 and July 28, 2012 and our cash flows for the twenty-six week periods ended August 3, 2013 and July 28, 2012.

Recently issued accounting pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. The guidance is effective for the Company’s interim and annual reporting periods beginning after December 15, 2012, and applied prospectively. The adoption of this guidance did not have a material impact on the Company's financial condition, results of operations or disclosures.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance will be effective for the Company's interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. The update should be applied prospectively to all unrecognized tax benefits that exist at the effective date, although retrospective application is permitted. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operations or disclosures.

NOTE 2 — Investments

Investments as of August 3, 2013 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Short-term investments:
Available-for-sale securities:
Certificates of deposit	$2,270	$—	$2	$2,268
Commercial paper	2,374	—	—	2,374
U.S. Agency securities	408	—	—	408
Total short-term investments	5,052	—	2	5,050
Long-term investments:
Available-for-sale securities:
Municipal bonds	226	1	—	227
Corporate bonds	2,495	—	11	2,484
U.S. Agency securities	2,071	—	2	2,069
Total long-term investments	4,792	1	13	4,780
Total investments	$9,844	$1	$15	$9,830

The Company had no investments as of February 2, 2013. During the twenty-six weeks ended August 3, 2013, there were approximately $10.8 million of purchases of available-for-sale securities and $1.0 million of proceeds from the sale of available-for-sale securities. During the twenty-six weeks ended July 28, 2012 there were no purchases of available-for-sale securities and proceeds from the sale of available-for-sale securities were approximately $21.4 million. There were no other-than-temporary impairments of available-for-sale securities during the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively.

Expected maturities of the Company's investments are as follows (in thousands):

August 3, 2013
Due in one year or less	$5,050
Due after one year through five years	4,780
Total investment securities	$9,830

NOTE 3 — Merchandise Inventories and Sources of Supply

Merchandise inventories consisted of the following (in thousands):

	August 3, 2013	February 2, 2013
Merchandise - in store/e-commerce	$27,912	$32,978
Merchandise - in transit	12,136	9,726
Total merchandise inventories	$40,048	$42,704

The Company does not have long-term purchase commitments or arrangements with any of its suppliers or agents. During the twenty-six weeks ended August 3, 2013 and July 28, 2012, one of our suppliers accounted for approximately 22%, and 21% of our purchases, respectively. No other vendor supplied greater than 10% of the Company's merchandise purchases for the twenty-six weeks ended August 3, 2013 or July 28, 2012.

Although the Company has strong relationships with its vendors, there can be no assurance that the relationships can be maintained in the future or that its vendors will continue to supply merchandise to the Company. If there should be any significant disruption in the supply of merchandise from its vendors, management believes that production could be shifted to other suppliers so as to continue to secure the required volume of product. Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on the Company's financial position or results of operations.

NOTE 4 — Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following (in thousands):

Description	Estimated Useful Life	August 3, 2013	February 2, 2013
Land	—	$1,597	$1,597
Corporate office, distribution center and related building improvements	25 years	12,323	12,323
Store leasehold improvements	Shorter of the useful life or term of related lease, typically 10 years	56,081	57,954
Store furniture and fixtures	3 to 10 years	71,926	73,865
Corporate office and distribution center furniture, fixtures and equipment	7 years	5,550	5,550
Computer and point of sale hardware and software	3 to 5 years	34,854	34,746
Construction in progress	—	3,713	1,040
Total property, equipment and improvements, gross		186,044	187,075
Less accumulated depreciation and amortization		(148,305)	(145,845)
Total property, equipment and improvements, net		$37,739	$41,230

The Company reviews long-lived assets with definite lives at least annually, or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. As a result of an impairment analysis, which included the evaluation of individual under-performing stores and assessing the recoverability of the carrying value of the improvements and equipment related to each of the stores, the Company recorded approximately $0.1 million for long-lived asset impairments during each of the twenty-six week periods ended August 3, 2013 and July 28, 2012.

The Company's assessment of the recoverability of the carrying value of its assets involves the projection of future cash flows, which requires the use of significant estimates and assumptions. Differences in circumstances or estimates could produce significantly different results.

NOTE 5 — Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	August 3, 2013	February 2, 2013
Gift card and store credit liabilities	$5,402	$8,282
Accrued Friendship Rewards Program loyalty liability	3,934	3,928
Accrued income, sales and other taxes payable	2,114	1,962
Accrued occupancy-related expenses	1,757	674
Other accrued liabilities	7,985	8,564
Total other accrued liabilities	$21,192	$23,410

NOTE 6 — Credit Facility

On July 12, 2012, the Company entered into a Credit Agreement (the "Credit Facility") with Wells Fargo Bank, National Association ("Wells Fargo") as Lender. The Credit Facility replaced the Company's prior credit facility with Wells Fargo. The Credit Facility provides the Company with revolving credit loans of up to $50.0 million in the aggregate, subject to a borrowing base formula based primarily on eligible credit card receivables, inventory and real estate, as defined in the Credit Facility, and up to $10.0 million of which may be drawn in the form of standby and documentary letters of credit. The Credit Facility expires in July 2017.

The Company recorded approximately $0.4 million of deferred financing costs in the second quarter of fiscal 2012 in connection with the Credit Facility. The deferred financing costs have been recorded within other assets on the consolidated balance sheet and will be amortized as interest expense over the related term of the Credit Facility.

Borrowings under the Credit Facility will generally accrue interest at a rate ranging from 2.0% to 2.5% over the London Interbank Offered Rate ("LIBOR") or 1.0% to 1.5% over Wells Fargo's prime rate, based on the amount of Excess Availability, as such term is defined in the Credit Facility. Letters of credit fees range from 1.5% to 2.5%, depending upon Excess Availability.

The Credit Facility contains certain affirmative and negative covenants. The affirmative covenants include certain reporting requirements, maintenance of properties, payment of taxes and insurance, compliance with laws, environmental compliance and other provisions customary in such agreements. Negative covenants limit or restrict, among other things, secured and unsecured indebtedness, fundamental changes in the business, investments, liens and encumbrances, transactions with affiliates and other matters customarily restricted in such agreements. The sole financial covenant contained in the Credit Facility requires the Company to maintain availability at least equal to the greater of (a) ten percent (10%) of the borrowing base or (b) $3.0 million. The Company was in compliance with all covenants as of August 3, 2013.

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

The Company's obligations under the Credit Facility are secured by the assets of the Company and its subsidiaries pursuant to a Security Agreement, dated July 12, 2012 (the "Security Agreement"). Pursuant to the Security Agreement, the Company pledged substantially all of its assets as collateral security for the loans to be made pursuant to the Credit Facility, including accounts owed to the Company, bank accounts, inventory, other tangible and intangible personal property, intellectual property (including patents and trademarks), and stock or other evidences of ownership of 100% of all of the Company's subsidiaries.

The Company had no revolving credit loan borrowings under the Credit Facility during the twenty-six weeks ended August 3, 2013 or under its current or previous credit facility in fiscal 2012. Historically, the Company's credit facility has been utilized only to open letters of credit. The total borrowing base at August 3, 2013 was approximately $25.1 million. As of August 3, 2013, the Company had open on-demand letters of credit of approximately $3.5 million. Accordingly, after reducing the borrowing base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the borrowing base, the net availability of revolving credit loans under the Credit Facility was approximately $18.6 million at August 3, 2013.

NOTE 7 — Stockholders' Equity and Stock-Based Compensation

The Company maintains the following stock plans approved by its shareholders: the 1997 Stock Incentive Plan, the 2005 Stock Incentive Plan, the 2006 Equity Incentive Plan for Non-Employee Directors and the 2013 Directors' Equity Incentive Plan. Under these plans, the Company may grant options to purchase common stock to its employees and non-employee members of the Board at a price not less than 100% of the fair market value of the common stock on the option grant date. In general, options granted to employees typically vest ratably over three years and are exercisable up to 10 years from the date of grant, and options granted to non-employee members of the Board vest ratably over approximately three years and are exercisable up to 10 years from the grant date.

The Company may also grant shares of restricted stock to its employees and non-employee members of the Board. The grantee cannot transfer the shares before the respective shares vest. Shares of nonvested restricted stock are considered to be currently issued and outstanding. Restricted stock grants to employees generally have original vesting schedules of one to three years, while restricted grants to non-employee members of the Board typically vest six months to one year after the date of grant.

Black-Scholes assumptions

The Company uses the Black-Scholes option-pricing model to value its stock options for grants to employees and non-employee directors. Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant and is expensed on a straight-line basis over the vesting period, as the stock options are subject to pro-rata vesting. The expected volatility assumption is based on the historical volatility of the Company's stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical experience and represents the period of time that awards are expected to be outstanding. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted.

The weighted average assumptions relating to the valuation of stock options granted were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Expected dividend yield	N/A	—%	—%	—%
Expected volatility	N/A	74.9%	75.6%	73.6%
Risk-free interest rate	N/A	0.7%	0.76 - 0.84%	1.0%
Expected term	N/A	5.0 years	5.0 years	4.9 years

Stock-Based Compensation Activity — Stock Options

The following tables present a summary of stock option activity for the twenty-six weeks ended August 3, 2013:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life
Outstanding, beginning of period	3,696,094	$4.89
Granted	91,633	6.25
Exercised	(34,795)	2.69
Canceled - Vested	(65,471)	11.70
Canceled - Unvested (Forfeited)	(53,551)	3.62
Outstanding, end of period	3,633,910	$4.84	$10,253	8.35 years
Vested and expected to vest, end of period	3,182,273	$5.04	$8,756	8.23 years
Exercisable, end of period	1,079,853	$8.16	$1,795	6.43 years

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	2,865,360	$1.83
Granted	91,633	3.82
Vested	(349,385)	1.97
Forfeited	(53,551)	1.90
Nonvested, end of period	2,554,057	1.88

The weighted average fair value for options granted during the twenty-six weeks ended August 3, 2013 and July 28, 2012 was $3.82 and $1.13, respectively. The fair value of options vesting during the twenty-six weeks ended August 3, 2013 and July 28, 2012 was approximately $1.97 and $3.23, respectively. The aggregate intrinsic value of options exercised during the twenty-six weeks ended August 3, 2013 was $0.1 million. There were no options exercised during the twenty-six weeks ended July 28, 2012.

As of August 3, 2013, there was approximately $2.8 million of total unrecognized compensation expense related to nonvested stock options granted, which is expected to be recognized over a weighted average period of approximately 2.0 years.

Stock-Based Compensation Activity — Restricted Stock

The following table presents a summary of restricted stock activity for the twenty-six weeks ended August 3, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Nonvested, beginning of period	819,902	$2.89
Granted	128,761	6.52
Vested	(84,624)	4.66
Forfeited	(692,344)	2.54
Nonvested, end of period	171,695	6.16	$1,159

The weighted average fair value for restricted stock granted during the twenty-six weeks ended August 3, 2013 and July 28, 2012 was $6.52 and $1.66, respectively. The total fair value of restricted stock vesting during the twenty-six weeks ended August 3, 2013 and July 28, 2012 was approximately $0.5 million and $0.4 million, respectively. The aggregate intrinsic value of restricted stock vesting during the twenty-six weeks ended August 3, 2013 and July 28, 2012 was approximately $0.5 million and $0.1 million, respectively.

As of August 3, 2013, there was approximately $0.8 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of approximately 1.4 years.

Compensation Expense

The total pre-tax compensation expense related to all stock-based awards for the thirteen weeks ended August 3, 2013 and July 28, 2012 was approximately $0.6 million and $0.5 million, respectively. The total pre-tax compensation expense related to all stock-based awards for the twenty-six weeks ended August 3, 2013 and July 28, 2012 was approximately $1.3 million and $1.0 million, respectively. Stock-based compensation expense is included in merchandise, buying and occupancy expense for the buying and distribution employees, and in selling, general and administrative expense for all other employees.

NOTE 8 — Income Taxes

The Company's liability for unrecognized tax benefits associated with uncertain tax positions is recorded within other non-current liabilities. As of August 3, 2013 and February 2, 2013, the Company's liability for unrecognized tax benefits was approximately $1.1 million and $1.0 million, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of August 3, 2013 and February 2, 2013 were $0.8 million and $0.7 million, respectively. The amount above at August 3, 2013 includes $0.1 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax. At August 3, 2013 and February 2, 2013, approximately $0.3 million and $0.3 million, respectively, was accrued for the potential payment of interest and penalties.

The Company and its subsidiaries are subject to U.S. federal income taxes and the income tax obligations of various state and local jurisdictions. All reporting periods after February 28, 2009 remain subject to examination by the Internal Revenue Service ("IRS"). With few exceptions, the Company is not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2008. During the second quarter of fiscal 2013, the Company was notified that the IRS will be conducting an audit of fiscal 2011. As of August 3, 2013, the Company had no other ongoing audits and does not expect the liability for unrecognized tax benefits to significantly increase or decrease in the next twelve months.

As of August 3, 2013, the Company had a full valuation allowance against its net deferred tax assets. Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income. The Company has incurred a net cumulative loss as measured by the results of the current year and the prior two years. ASC 740 “Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period. Forming a conclusion that a valuation allowance is not needed is difficult when negative evidence such as cumulative losses exists. As a result of management's evaluation, there was insufficient positive evidence to overcome the negative evidence related to the Company's cumulative losses. Accordingly, the Company has continued to maintain a full valuation allowance against its net deferred tax assets since the third quarter of the fiscal year ended February 26, 2011; recording the valuation allowance does not have any impact on cash and does not prevent the Company from using the deferred tax assets in future periods when profits are realized.

As of August 3, 2013, the Company has federal and state net operating loss carryforwards which will reduce future taxable income. Approximately $28.8 million in net federal tax benefits are available from these loss carryforwards and an additional $0.7 million is available in net tax credit carryforwards. Included in the federal net operating loss is approximately $1.5 million of loss generated by deductions related to equity-based compensation, the tax effect of which will be recorded to additional paid in capital. The state loss carryforwards will result in net state tax benefits of approximately $2.7 million. The federal net operating loss carryovers will expire in November 2031 and beyond. The state net operating loss carryforwards will expire in November 2014 and beyond. Additionally, the Company has charitable contribution carryforwards that will expire in 2014.

NOTE 9 — Earnings Per Share

The Company calculates earnings per share ("EPS") under the guidance in ASC 260-10, "Earnings per Share," which clarifies that unvested share-based payment awards that contain nonforfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are considered participating securities, and thus, should be included in the two-class method of computing EPS. Participating securities under this statement include the Company's unvested employee restricted stock awards with time-based vesting, which receive nonforfeitable dividend payments.

The calculation of EPS for common stock shown below excludes the income attributable to these unvested employee restricted stock awards from the numerator and excludes the dilutive impact of these shares from the denominator.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Numerator (in thousands):
Net income (loss) attributable to Christopher & Banks Corporation	$(265)	$(2,197)	$364	$(15,610)
Income allocated to participating securities	—	—	(1)	—
Net income (loss) available to common shareholders	$(265)	$(2,197)	$363	$(15,610)
Denominator (in thousands):
Weighted average common shares outstanding - basic	36,215	35,631	36,219	35,616
Dilutive shares	—	—	895	—
Weighted average common and common equivalent shares outstanding - diluted	36,215	35,631	37,114	35,616
Net earnings (loss) per common share:
Basic	$(0.01)	$(0.06)	$0.01	$(0.44)
Diluted	$(0.01)	$(0.06)	$0.01	$(0.44)

Total stock options of approximately 3.2 million and 1.9 million were excluded from the shares used in the computation of diluted earnings per share for the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively, as they were anti-dilutive.

NOTE 10 — Fair Value Measurements

Under ASC 820-10 "Fair Value Measurements and Disclosures," fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. ASC 820-10 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the factors market participants would use in valuing the asset or liability that are developed based upon the best information available in the circumstances.

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

Assets that are Measured at Fair Value on a Recurring Basis:

For the twenty-six week period ended August 3, 2013, fair value under ASC 820-10 applied to the Company's available-for-sale securities. These financial assets are carried at fair value following the requirements of ASC 820-10.

The following table provides information by level for the Company's available-for-sale securities that were measured at fair value on a recurring basis as of August 3, 2013 (in thousands):

		Fair Value Measurements Using Inputs Considered as
Description	Fair Value	Level 1	Level 2	Level 3
Short-term investments:
Certificates of deposit	$2,268	$—	$2,268	$—
Commercial paper	2,374	—	2,374	—
U.S. Agency securities	408	—	408	—
Total current assets	5,050	—	5,050	—
Long-term investments:
Municipal bonds	227	—	227	—
Corporate bonds	2,484	—	2,484	—
U.S. Agency securities	2,069	—	2,069	—
Total non-current assets	4,780	—	4,780	—
Total assets	$9,830	$—	$9,830	$—

The Company's available-for-sale securities were valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets in which there were fewer transactions. The Company had no investments as of February 2, 2013 and there were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the twenty-six weeks ended August 3, 2013 and July 28, 2012. According to its policy, the Company recognizes transfers into levels and transfers out of levels on the date of the event or when a change in circumstances causes a transfer.

Assets that are Measured at Fair Value on a Non-recurring Basis:

Long-lived assets held and used with a carrying amount of approximately $0.1 million were written down to their fair value of five thousand dollars, resulting in an impairment charge of approximately $0.1 million which was included in earnings for the twenty-six weeks ended August 3, 2013. Long-lived assets held and used with a carrying amount of approximately $0.2 million were written down to their fair value of $34 thousand, resulting in an impairment charge of approximately $0.1 million, which was included in earnings for the twenty-six weeks ended July 28, 2012.

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

During the thirteen weeks ended July 28, 2012, the Company recorded a net benefit of approximately $4.7 million related to restructuring and impairment included in the operating loss for the Christopher & Banks/C.J. Banks segment. During the twenty-six weeks ended August 3, 2013 and July 28, 2012, the Company recorded a net charge (benefit) of approximately $0.1 million and $(5.5) million, respectively, related to restructuring and impairment which included $0.1 million and $0.1 million, respectively of expense related to store-level asset impairment charges included in the operating income (loss) for the Christopher & Banks/C.J. Banks segment for each period.

(in thousands)	Christopher & Banks/C.J. Banks	Corporate/Administrative	Consolidated
Thirteen Weeks Ended August 3, 2013
Net sales	$104,233	$—	$104,233
Depreciation and amortization	2,431	944	3,375
Operating income (loss)	13,261	(13,262)	(1)
Total assets	96,366	41,989	138,355

Thirteen Weeks Ended July 28, 2012
Net sales	$103,436	$—	$103,436
Depreciation and amortization	3,808	1,099	4,907
Operating income (loss)	8,946	(11,105)	(2,159)
Total assets	90,264	46,795	137,059

(in thousands)	Christopher & Banks/C.J. Banks	Corporate/Administrative	Consolidated
Twenty-Six Weeks Ended August 3, 2013
Net sales	$212,752	$—	$212,752
Depreciation and amortization	4,884	1,936	6,820
Operating income (loss)	28,951	(28,170)	781
Total assets	96,366	41,989	138,355

Twenty-Six Weeks Ended July 28, 2012
Net sales	$197,058	$—	$197,058
Depreciation and amortization	7,724	2,215	9,939
Operating income (loss)	7,006	(22,571)	(15,565)
Total assets	90,264	46,795	137,059

NOTE 13 — Related Party Transactions

The Company or its subsidiaries have for the past several years purchased goods directly from G-III Apparel Group Ltd. (“G-III”) or its related entities as well as engaged the services of two G-III subsidiaries as buying agent. On January 3, 2011, Morris Goldfarb, the Chairman of the Board and Chief Executive Officer of G-III, became a director of the Company. On June 27, 2013, Mr. Goldfarb ceased to be a member of the Board as he did not stand for re-election at the Company's annual meeting of stockholders. Payments made by the Company and its subsidiaries to G-III and its related entities aggregated approximately $0.7 million and $0.5 million for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively. As of August 3, 2013 and February 2, 2013, the Company had a balance due to G-III or its related entities of approximately $33 thousand and $0.2 million, respectively.

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

Executive Overview

Christopher & Banks Corporation, a Delaware corporation, is a Minneapolis-based retailer of women’s apparel and accessories, which operates retail stores through its wholly-owned subsidiaries. As of August 3, 2013, we operated 598 stores in 44 states, including 371 Christopher & Banks stores, 154 C.J. Banks stores, 45 Missy, Petite, Women ("MPW") stores (formerly referred to as "Dual" stores) and 28 outlet stores. Our Christopher & Banks brand offers unique fashions and accessories featuring exclusively designed, coordinated assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P. Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W. Our MPW and outlet stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the missy, petite and women customer in one location. We also operate e-commerce web sites for our two brands at www.christopherandbanks.com and www.cjbanks.com which, in addition to offering the apparel and accessories found in our stores, also offer exclusive sizes and styles available only online.

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

Outlook for the 2013 Third Quarter and Fiscal Year

Our results of operations for the thirteen and twenty-six weeks ended August 3, 2013 reflect the benefits of our strategic initiatives, including improved same-store sales and margin improvement compared to the thirteen and twenty-six weeks ended July 28, 2012. While we recognize that there is some continued uncertainty associated with the current macro-economic environment, we anticipate same-store sales will increase in the mid-single digit range for the thirteen weeks ending November 2, 2013, as compared to the thirteen weeks ended November 3, 2012, during which we had a 13.6% same-store sales increase.

We expect to achieve approximately 100 to 150 basis points of gross margin improvement in the third quarter, as compared to last year's third quarter. The anticipated improvement is expected to result from improved merchandise margins and positive leverage of occupancy expense. We expect selling, general and administrative expense dollars for the third quarter of fiscal 2013 to increase when compared to the third quarter of fiscal 2012, due to increased investments in marketing and corporate staff primarily consisting of additions in e-commerce and information technology staff. Marketing expense is projected to increase to 3.1% of sales during the third quarter of fiscal 2013, compared to 2.1% of net sales during the third quarter of fiscal 2012, as a result of our increased direct mail campaigns. As a result, we anticipate selling, general and administrative expense to increase as a percent of net sales in the third quarter, when compared to last year's third fiscal quarter, and be in the range of 29.0% to 29.5%. For the full fiscal year, we expect a slight positive leverage of selling, general and administrative expenses as a percent of sales. We anticipate average store count to be down 7.2% and 8.2% for the third quarter and full year of fiscal 2013, respectively, as compared to the comparable prior year periods.

We expect inventory levels in the third quarter of fiscal 2013 will be in line with our anticipated increase in same-store sales. In addition, we are planning for fiscal 2013 capital expenditures to be approximately $10.0 million to $10.6 million for the full year. We expect to open six new outlet stores and two new MPW stores in fiscal 2013 as well as convert 24 existing stores to 12 MPW stores. We also continue to plan to make additional investments in our information technology infrastructure, including upgraded software and peripheral hardware at the point-of-sale, as well as investments in visual product displays and fixtures to further enhance the presentation of our merchandise. In addition, we plan to make certain other investments in our stores, corporate office and distribution center facility. Depreciation and amortization for fiscal 2013 is expected to be between $13.5 million and $14.0 million.

Based on our current plans for fiscal 2013, we believe cash flows from operations and working capital will be sufficient to meet our operating and capital expenditure requirements for the entire fiscal year.

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Same-store sales

Our same-store sales data is calculated based on the change in net sales for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall. Stores where square footage has been changed by more than 25 percent are excluded from the same-store sales calculation for 13 full months following the change. Stores closed during the year are included in the same-store sales calculation only for the full months of the year the stores were open. In addition, sales which are initiated in stores but fulfilled through our e-commerce websites are included in the calculation of same-store sales.

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

Cash flow and liquidity

We evaluate cash flow from operations, investing activities and financing activities in determining the sufficiency of our cash position. Cash flow from operations has historically been sufficient to provide for our uses of cash. We expect to operate our business and execute our strategic initiatives principally with funds generated from operations.

On July 12, 2012, we and our two subsidiaries, Christopher & Banks, Inc. and Christopher & Banks Company, entered into a Credit Agreement (the "Credit Facility") with Wells Fargo Bank National Association ("Wells Fargo") as Lender. If necessary, we could utilize this Credit Facility for any additional liquidity needs, subject to compliance with the financial covenant and its other terms and provisions. For further discussion on the Credit Facility, refer to the Capital Resources section.

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in Note 1 of the notes to consolidated financial statements contained within our Annual Report on Form 10-K for the fiscal period ended February 2, 2013. There have been no material changes in our critical accounting policies or estimates in the twenty-six weeks ended August 3, 2013. Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Results of Operations

Thirteen Weeks Ended August 3, 2013 Compared to Thirteen Weeks Ended July 28, 2012

	Thirteen Weeks Ended
	August 3, 2013		July 28, 2012		Change
	$ (in thousands)	% of Sales	$ (in thousands)	% of Sales	$	%
Net sales	$104,233	100.0%	$103,436	100.0%	$797	0.8%
Merchandise, buying and occupancy	69,329	66.5	74,751	72.3	(5,422)	(7.3)
Selling, general and administrative	31,530	30.3	30,633	29.6	897	2.9
Depreciation and amortization	3,375	3.2	4,907	4.7	(1,532)	(31.2)
Restructuring and impairment	—	—	(4,696)	(4.5)	4,696	(100.0)
Total costs and expenses	104,234	100.0	105,595	102.1	(1,361)	(1.3)
Operating loss	(1)	—	(2,159)	(2.1)	2,158	(100.0)
Other income (expense)	(37)	—	36	0.1	(73)	(202.8)
Income (loss) before income taxes	(38)	—	(2,123)	(2.0)	2,085	(98.2)
Income tax provision	227	0.2	74	0.1	153	206.8
Net loss	$(265)	(0.2)%	$(2,197)	(2.1)%	$1,932	(87.9)%

Net Sales.  Net sales for the thirteen weeks ended August 3, 2013 were $104.2 million, an increase of $0.8 million or 0.8%, from net sales of $103.4 million for the thirteen weeks ended July 28, 2012. The increase in net sales was a result of higher same-store sales, partially offset by a decrease in the number of stores operated during the quarter and lower e-commerce sales as a result of the transition to a new platform.

Same-store sales increased 7.7% for the thirteen weeks ended August 3, 2013, when compared to the thirteen weeks ended August 4, 2012. We believe that our product offerings were well received by our customers, as they responded favorably to the combination of style, quality and value in our merchandise assortments. The increase in same-store sales was driven by strong rates of customer conversion combined with growth in our average dollar sale. Customer traffic levels were down when compared to the second quarter last year due to heavy promotions during much of the prior year period as well as a decline in mall traffic in the areas in which our stores are located.

As a result of our store rationalization program in fiscal 2012, and continued closures of underperforming locations, we operated an average of 8.8% fewer stores in the second quarter of fiscal 2013, compared to the second quarter of fiscal 2012. Our store count totaled 598 as of August 3, 2013, compared to 649 at July 28, 2012.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $69.3 million, or 66.5% of net sales for the thirteen weeks ended August 3, 2013, compared to $74.8 million, or 72.3% of net sales, for the thirteen weeks ended July 28, 2012, resulting in approximately 580 basis points of improvement in gross profit margin for the quarter.

The improvement in gross margin was driven by higher merchandise margins resulting mainly from lower markdowns combined with a modest increase in initial product mark-up. Our customers responded favorably to the balance of style, quality and value provided in our merchandise assortments in the second quarter of fiscal 2013, resulting in reduced levels of markdowns in order to drive customer traffic and clear inventory. In addition, we were less promotional than in the prior year period, when we were clearing through product designed and ordered before implementation of our current strategic initiatives.

The remaining improvement in gross margin resulted from positive leverage of buying and occupancy costs associated with the increase in same-store sales in the second quarter.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, exclusive of depreciation and amortization, for the thirteen weeks ended August 3, 2013 were $31.5 million, or 30.3% of net sales, compared to $30.6 million, or 29.6% of net sales, for the thirteen weeks ended July 28, 2012. The increase in selling, general and administrative expenses was the result of investments in marketing, the accrual of incentive compensation, and the implementation of our executive retention plan which commenced during the second quarter of fiscal 2012.

During the first half of fiscal 2013, we increased our direct marketing efforts. In the second quarter of fiscal 2013, marketing as a percentage of net sales was approximately 1.8% compared to 1.3% in the prior year period. We have been pleased with the return on our investment in direct mail and we believe it also offers us an effective means to drive inactive, or lapsed, customers back into our stores and to our websites.

Additionally, we accrued performance-based incentive compensation in the second quarter of fiscal 2013, while there was no accrual for performance-based bonuses in the prior year period. We also accrued expense in the second quarter of fiscal 2013 related to the executive retention plan which was established in July 2012. The cost of this plan was expensed ratably over the twelve-month retention period from July 2012 through June 2013. The retention bonuses were paid in July 2013 according to the terms of the retention plan.

Depreciation and Amortization.  Depreciation and amortization expense was $3.4 million, or 3.2% of net sales, for the thirteen weeks ended August 3, 2013, compared to $4.9 million, or 4.7% of net sales, for the thirteen weeks ended July 28, 2012. The decrease in the amount of depreciation and amortization expense primarily resulted from operating approximately 8.8% fewer stores in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. In addition, the continued maturing of our store base has resulted in more fully depreciated assets and lower depreciation expense.

Restructuring and Impairment. We had no restructuring and impairment expenses in the thirteen weeks ended August 3, 2013 and recorded a net benefit of approximately $4.7 million related to asset impairment and restructuring charges in the thirteen weeks ended July 28, 2012. We recorded a non-cash benefit of approximately $4.9 million in the second quarter of fiscal 2012 related to 35 stores where the amounts recorded for net lease termination liabilities exceeded the actual settlements negotiated with landlords. We also recorded a nominal amount of additional lease termination liabilities related to stores closed in the second quarter of fiscal 2012. In addition, we recognized approximately $0.2 million of professional services in the second quarter of fiscal 2012 related to the restructuring initiative.

Operating Loss.  As a result of the foregoing factors, we reported an operating loss of approximately one thousand dollars for the thirteen weeks ended August 3, 2013, compared to an operating loss of $2.2 million, or 2.1% of net sales, for the thirteen weeks ended July 28, 2012.

Other Income (Expense). Other expense of $37 thousand for the thirteen weeks ended August 3, 2013 primarily consisted of fees associated with our Credit Facility. For the thirteen weeks ended July 28, 2012, other income of $36 thousand consisted of interest income.

Income Taxes.  We recorded income tax expense of approximately $0.2 million and $0.1 million for the thirteen weeks ended August 3, 2013 and July 28, 2012, respectively. We maintain a full valuation allowance on our net deferred tax asset. As a result, the tax provisions for each period relate to the assessment of minimum fees and taxes due in certain jurisdictions.

Net Loss.  As a result of the foregoing factors, we reported a net loss of $0.3 million, or 0.2% of net sales and $0.01 per share, for the thirteen weeks ended August 3, 2013, compared to a net loss of $2.2 million, or 2.1% of net sales and $0.06 per share, for the thirteen weeks ended July 28, 2012.

Twenty-Six Weeks Ended August 3, 2013 Compared to Twenty-Six Weeks Ended July 28, 2012

	Twenty-Six Weeks Ended
	August 3, 2013		July 28, 2012		Change
	$ (in thousands)	% of Sales	$ (in thousands)	% of Sales	$	%
Net sales	$212,752	100.0%	$197,058	100.0%	$15,694	8.0%
Merchandise, buying and occupancy	140,765	66.2	146,719	74.5	(5,954)	(4.1)
Selling, general and administrative	64,246	30.2	61,459	31.2	2,787	4.5
Depreciation and amortization	6,820	3.2	9,939	5.0	(3,119)	(31.4)
Restructuring and impairment	140	0.1	(5,494)	(2.8)	5,634	(102.5)
Total costs and expenses	211,971	99.7	212,623	107.9	(652)	(0.3)
Operating income (loss)	781	0.3	(15,565)	(7.9)	16,346	(105.0)
Other income (expense)	(100)	—	89	0.1	(189)	(212.4)
Income (loss) before income taxes	681	0.3	(15,476)	(7.8)	16,157	(104.4)
Income tax provision	317	0.1	134	0.1	183	136.6
Net income (loss)	$364	0.2%	$(15,610)	(7.9)%	$15,974	(102.3)%

Net Sales.  Net sales for the twenty-six weeks ended August 3, 2013 were $212.8 million, an increase of $15.7 million or 8.0%, from net sales of $197.1 million for the twenty-six weeks ended July 28, 2012. The increase in net sales was a result of higher same-store sales, partially offset by a decrease in the number of stores operated during the quarter.

Same-store sales increased 15.2% for the twenty-six weeks ended August 3, 2013, when compared to the twenty-six weeks ended August 4, 2012. We believe that our product offerings during this period were well received by our customers, as they responded favorably to the combination of style, quality and value in our merchandise assortments. The increase in same-store sales was driven by strong rates of customer conversion combined with growth in our average dollar sale. Customer traffic levels were down slightly when compared to the prior year period as unseasonable weather impacted our business throughout the first quarter of fiscal 2013. In addition, there was a general decline in mall traffic this year, and we had heavy promotions during much of the second quarter of fiscal 2012.

As a result of our store rationalization program in fiscal 2012, and continued closures of underperforming locations, we operated an average of 9.7% fewer stores in the twenty-six weeks ended August 3, 2013, compared to the twenty-six weeks ended July 28, 2012. Our store count totaled 598 as of August 3, 2013, compared to 649 at July 28, 2012.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $140.8 million, or 66.2% of net sales for the twenty-six weeks ended August 3, 2013, compared to $146.7 million, or 74.5% of net sales, for the twenty-six weeks ended July 28, 2012, resulting in approximately 830 basis points of improvement in gross profit margin.

The improvement in gross profit margin was driven by higher merchandise margins resulting mainly from lower markdowns combined with a modest increase in initial product mark-up. Our customers have responded favorably to the balance of style, quality and value provided in our merchandise assortments in fiscal 2013, resulting in reduced levels of markdowns required to drive customer traffic and clear inventory. In addition, we were less promotional than in the prior year period, when we were clearing through product designed and ordered before implementation of our current strategic initiatives.

The remaining improvement in gross margin resulted from positive leverage of buying and occupancy costs associated with the increase in same-store sales in the twenty-six weeks ended August 3, 2013.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, exclusive of depreciation and amortization, for the twenty-six weeks ended August 3, 2013 were $64.2 million, or 30.2% of net sales, compared to $61.5 million, or 31.2% of net sales, for the twenty-six weeks ended July 28, 2012. The increase in selling, general and administrative expenses was the result of investments in marketing, the accrual for incentive compensation, and the implementation of our executive retention plan which commenced during the second quarter of fiscal 2012.

During the twenty-six weeks ended August 3, 2013, marketing as a percentage of net sales was approximately 1.9% compared to 1.4% in the twenty-six weeks ended July 28, 2012 as we have increased our direct marketing efforts. We have been pleased with the return on our investment in direct mail and we believe it also offers us an effective means to drive inactive, or lapsed, customers back into our stores and to our web sites.

We have continued to invest in and analyze our store staffing levels in fiscal 2013 in order to optimize productivity. Additionally, we have accrued performance-based incentive compensation in fiscal 2013, while there was no accrual for performance-based bonuses in the prior year period. We have also accrued expense in fiscal 2013 related to the executive retention plan which was established in July 2012. The cost of this plan was expensed ratably over the twelve-month retention period from July 2012 through June 2013. The retention bonuses were paid in July 2013 according to the terms of the retention plan.

Depreciation and Amortization.  Depreciation and amortization expense was $6.8 million, or 3.2% of net sales, for the twenty-six weeks ended August 3, 2013, compared to $9.9 million or 5.0% of net sales, for the twenty-six weeks ended July 28, 2012. The decrease in the amount of depreciation and amortization expense primarily resulted from operating approximately 9.7% fewer stores in the twenty-six weeks ended August 3, 2013 compared to the twenty-six weeks ended July 28, 2012. In addition, the continued maturing of our store base has resulted in more fully depreciated assets and lower depreciation expense.

Restructuring and Impairment. During the twenty-six weeks ended August 3, 2013, we recorded non-cash impairment charges of approximately $0.1 million related to one store. In the twenty-six weeks ended July 28, 2012 we recorded a net benefit of approximately $5.5 million related to asset impairment and restructuring charges. A non-cash benefit of approximately $6.3 million was recorded in the twenty-six weeks ended July 28, 2012 which related to 53 stores where the amounts recorded for net lease termination liabilities exceeded the actual settlements negotiated with landlords. We also recorded approximately $0.5 million of additional lease termination liabilities related to three stores closed in the twenty-six weeks ended July 28, 2012, approximately $0.1 million of non-cash asset impairment charges related to five stores and approximately $0.2 million of professional services related to the restructuring initiative.

Operating Income (Loss).  As a result of the foregoing factors, we reported operating income of $0.8 million, or 0.3% of net sales, for the twenty-six weeks ended August 3, 2013, compared to an operating loss of $15.6 million, or 7.9% of net sales, for the twenty-six weeks ended July 28, 2012.

Other Income (Expense). Other expense of $0.1 million for the twenty-six weeks ended August 3, 2013 primarily consisted of fees associated with our Credit Facility. For the twenty-six weeks ended July 28, 2012, other income of $0.1 million consisted of interest income.

Income Taxes.  We recorded income tax expense of approximately $0.3 million and $0.1 million for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively. We maintain a full valuation allowance on our net deferred tax asset. As a result, the tax provisions for each period relate to the assessment of minimum fees and taxes due in certain jurisdictions.

Net Income (Loss).  As a result of the foregoing factors, we reported net income of $0.4 million, or 0.2% of net sales and $0.01 per diluted share, for the twenty-six weeks ended August 3, 2013, compared to a net loss of $15.6 million, or 7.9% of net sales and $0.44 per share, for the twenty-six weeks ended July 28, 2012.

Liquidity and Capital Resources

Cash flow and liquidity

We evaluate cash flow from operations, investing activities and financing activities in determining the sufficiency of our cash position. Cash flow from operations has historically been sufficient to provide for our uses of cash. We expect to operate our business and execute our strategic initiatives principally with funds generated from operations and, if necessary, from our Credit Facility, subject to compliance with the Credit Facility's financial covenant and its other terms and provisions.

Based on our current plans for fiscal 2013, we believe cash flows from operating activities and working capital will be sufficient to meet our operating and capital expenditure requirements for the fiscal year. We do not anticipate the need to utilize our Credit Facility for any liquidity needs in fiscal 2013, other than to maintain and open letters of credit in the normal course of business. Our operating plan for fiscal 2013 contemplates positive same store sales and improvements in merchandise margins when compared to fiscal 2012. The plan is dependent on our ability to consistently deliver merchandise that is appealing to our customers at a profitable price, and to manage our costs effectively, in order to satisfy our working capital and other operating cash requirements. Our operating plan is based on a number of assumptions which involve significant judgment and estimates of future performance. If our net sales, gross margins and operating results fall short of our expectations, we may be required to access some, if not all, of our Credit Facility, and potentially require other sources of financing to fund our operations.

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

The following table summarizes our cash flows for the twenty-six weeks ended August 3, 2013 and July 28, 2012 (in thousands):

	August 3, 2013	July 28, 2012
Net cash provided by (used in) operating activities	$9,694	$(18,730)
Net cash (used in) provided by investing activities	(13,215)	18,837
Net cash used in financing activities	(96)	(373)
Net decrease in cash and cash equivalents	$(3,617)	$(266)

Net cash provided by (used in) operating activities

Twenty-six weeks ended August 3, 2013

Net cash provided by operating activities in the twenty-six weeks ended August 3, 2013 totaled $9.7 million, an improvement of $28.4 million from net cash used in operating activities of $18.7 million in the twenty-six weeks ended July 28, 2012. We reported net income of $0.4 million for the twenty-six weeks ended August 3, 2013, compared to a net loss of $15.6 million for the twenty-six weeks ended July 28, 2012, which is net of a $5.5 million benefit relating to impairment and restructuring charges.

Significant fluctuations in our working capital accounts in the twenty-six weeks ended August 3, 2013 included a $2.5 million increase in accounts payable, a $2.7 million decrease in merchandise inventories, a $1.0 million decrease in accrued liabilities, a $1.2 million increase in accounts receivable and a $1.2 million increase in prepaid expenses and other current assets. The increase in accounts payable related to higher seasonal levels of in-transit inventory at the end of the quarter compared to the end of fiscal 2012. The decrease in merchandise inventories related to seasonality and timing of shipments. The decrease in accrued liabilities primarily related to lower gift card accruals as we experience higher purchase activity in the fourth quarter followed by net redemptions throughout the remainder of the year. The decrease was slightly offset by additional accruals for performance-based incentive compensation and percentage-based rent due to increased sales levels.

The increase in accounts receivable primarily resulted from higher payment card receivables due to greater sales recorded in the week prior to the end of the second quarter of fiscal 2013, as compared to sales in the week prior to the end of fiscal 2012. In addition, more of our sales were tendered on our private label credit card in the second quarter of fiscal 2013, which has resulted in an increase in payment card receivables. The increase in prepaid expenses and other current assets primarily related to an increase in prepaid insurance due to the timing of payments.

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

Twenty-six weeks ended July 28, 2012

Net cash used in operating activities totaled $18.7 million in the first twenty-six weeks of fiscal 2012. We reported a net loss of $15.6 million for the twenty-six weeks ended July 28, 2012. Significant fluctuations in our working capital accounts in the first twenty-six weeks of fiscal 2012 included a $9.1 million decrease in accrued liabilities, a $7.8 million decrease in lease termination liabilities and a $4.7 million increase in accounts payable. The decrease in accrued liabilities resulted from a reduction in our accrued gift card liability as more gift cards were redeemed than issued in the first half of fiscal 2012. In addition, accrued liabilities declined due to a reduction in the current portion of lease termination liabilities, as we reached settlements on all but two of the stores closed as part of our restructuring initiative at the end of the second quarter of fiscal 2012. The non-current portion of the lease termination liability also declined as we reached termination settlements on virtually all of the stores closed as part of our restructuring initiative at the end of the second quarter of fiscal 2012. The increase in accounts payable primarily resulted from an increase in the amount of imported merchandise inventory in-transit as of July 28, 2012, compared to January 28, 2011, as we had received a number of goods for our fall merchandise assortment at the end of the second quarter.

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

Net cash (used in) provided by investing activities

Twenty-six weeks ended August 3, 2013

Net cash used in investing activities in the twenty-six weeks ended August 3, 2013 totaled $13.2 million, a decrease of $32.0 million from net cash provided by investing activities of $18.8 million during the twenty-six weeks ended July 28, 2012. Net cash used in investing activities in the twenty-six weeks ended August 3, 2013 consisted of $10.8 million of purchases of available-for-sale investments and $3.3 million of capital expenditures, slightly offset by $1.0 million of redemptions of available-for-sale investments. We opened four new stores in the twenty-six weeks ended August 3, 2013 and made investments in our information technology infrastructure and visual merchandise displays and fixtures. We plan to fund approximately $10.0 million to $10.6 million of total capital expenditures in fiscal 2013. We expect to open six new outlet stores and two new MPW stores in fiscal 2013, as well as to convert a total of 24 existing stores to 12 MPW stores. We also continue to plan to make additional investments in (i) our information technology infrastructure including upgraded software and peripheral hardware at the point-of-sale, (ii) visual product displays and fixtures to further enhance the presentation of our merchandise as well as (iii) other investments in our stores, corporate office and distribution center facility.

Twenty-six weeks ended July 28, 2012

Net cash provided by investing activities totaled $18.8 million for the twenty-six weeks ended July 28, 2012 which consisted of $21.4 million of sales of investments, partially offset by $2.6 million of capital expenditures as we opened seven new stores in the first half of fiscal 2012.

Net cash used in financing activities

Twenty-six weeks ended August 3, 2013

Net cash used in financing activities in the twenty-six weeks ended August 3, 2013 totaled approximately $0.1 million, a decrease of approximately $0.3 million from $0.4 million in the twenty-six weeks ended July 28, 2012. In the twenty-six weeks ended August 3, 2013, net cash used in financing activities primarily related to shares which were surrendered to us by stock plan participants in order to satisfy withholding tax obligations on the vesting of restricted stock awards. This was slightly offset by the issuance of stock for stock option exercises during the same period.

Twenty-six weeks ended July 28, 2012

Net cash used in financing activities in the twenty-six weeks ended July 28, 2012 primarily related to deferred financing costs associated with our Credit Facility.

Capital Resources

On July 12, 2012, Christopher & Banks Corporation and its two subsidiaries, Christopher & Banks, Inc. and Christopher & Banks Company, entered into a Credit Facility with Wells Fargo which replaced our prior credit facility with Wells Fargo. The Credit Facility provides us with revolving credit loans of up to $50.0 million in the aggregate, subject to a borrowing base formula based primarily on eligible credit card receivables, inventory and real estate, as defined in the Credit Facility, and up to $10.0 million of which may be drawn in the form of standby and documentary letters of credit. The Credit Facility expires in July 2017.

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

We had no revolving credit loan borrowings under the Credit Facility during fiscal 2013 or under our current or previous credit facility in fiscal 2012. Historically, our credit facility has been utilized only to open letters of credit. The total borrowing base at August 3, 2013 was approximately $25.1 million. As of August 3, 2013, we had open on-demand letters of credit of approximately $3.5 million. Accordingly, after reducing the borrowing base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the borrowing base, the net availability of revolving credit loans under the Credit Facility was approximately $18.6 million at August 3, 2013.

Sourcing

We directly imported approximately 25% and 20% of our merchandise purchases during the twenty-six week periods ended August 3, 2013 and July 28, 2012, respectively. A significant amount of our merchandise was manufactured overseas in each of these fiscal years, primarily in China and Indonesia. This reliance on sourcing from foreign countries may cause us to be exposed to certain risks as indicated below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K.

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

We do not have long-term purchase commitments or arrangements with any of our suppliers or buying agents. One of our suppliers accounted for approximately 22%, and 21%, of our purchases during the twenty-six week periods ended August 3, 2013 and July 28, 2012, respectively. No other vendor supplied greater than 10% of the Company's merchandise purchases during the twenty-six month periods ended August 3, 2013 and July 28, 2012. Our vendors produce the majority of the goods sold to us in China and Indonesia, consistent with our overall vendor base. Although we have strong relationships with these vendors, there can be no assurance that these relationships can be maintained in the future or that these vendors will continue to supply merchandise to us. If there should be any significant disruption in the supply of merchandise from these vendors, management believes that it will be able to shift production to other suppliers so as to continue to secure the required volume of product. Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on our financial position or results of operations.

We currently expect product costs to remain relatively stable for the remainder of fiscal 2013.

Quarterly Results and Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, consumer confidence, customer response to our seasonal merchandise mix, timing of new store openings, adverse weather conditions, and shifts in the timing of certain holidays and shifts in the timing of promotional events.

Inflation

We do not believe that inflation had a material effect on our results of operations for the twenty-six weeks ended August 3, 2013.

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

(b) Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the twenty-six weeks ended August 3, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning purchases of our common stock for the quarter ended August 3, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
5/5/13 - 6/1/13	100	$7.36	—	$—
6/2/13 - 7/6/13	—	—	—	—
7/7/13 - 8/3/13	—	—	—	—
Total	100	7.36	—	—

 (1) The shares of common stock in this column represent shares that were surrendered to us by stock plan participants in order to satisfy minimum withholding tax obligations related to the vesting of restricted stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
10.1
Separation Agreement and Release dated June 21, 2013 between Christopher & Banks Corporation and Michael J. Lyftogt (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed on June 25, 2013)

10.2
Amendment to Non-Qualified Stock Option Agreement between Christopher & Banks Corporation and Morris Goldfarb (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 28, 2013)

10.3	Christopher & Banks Corporation 2013 Directors' Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 28, 2013)
10.4
Form of Christopher & Banks Corporation Restricted Stock Agreement under the Christopher & Banks Corporation 2013 Directors' Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 28, 2013)

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
101**
Financial statements from the Quarterly Report on Form 10-Q of Christopher & Banks Corporation for the fiscal quarter ended August 3, 2013, formatted in Extensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements

*   Filed with this report.

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

CHRISTOPHER & BANKS CORPORATION

Dated: September 12, 2013	By:	/s/ LuAnn Via
LuAnn Via
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: September 12, 2013	By:	/s/ Peter G. Michielutti
Peter G. Michielutti
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)