Form 10-Q
period 2013-11-02
CHRISTOPHER & BANKS CORP
filed 2013-12-12
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2013

or

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

As of November 29, 2013 there were 36,422,774 shares of the registrant's common stock outstanding.

CHRISTOPHER & BANKS CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

CHRISTOPHER & BANKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	November 2, 2013	February 2, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,492	$40,739
Short-term investments	14,287	—
Accounts receivable	4,697	3,630
Merchandise inventories	49,250	42,704
Prepaid expenses and other current assets	8,331	6,823
Income taxes receivable	358	405
Total current assets	104,415	94,301
Property, equipment and improvements, net	37,617	41,230
Long-term investments	5,275	—
Other assets	347	401
Total assets	$147,654	$135,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,887	$22,586
Accrued salaries, wages and related expenses	8,765	4,217
Other accrued liabilities	24,143	23,410
Total current liabilities	51,795	50,213
Non-current liabilities:
Deferred lease incentives	5,048	5,665
Deferred rent obligations	2,833	2,959
Other non-current liabilities	1,556	1,629
Total non-current liabilities	9,437	10,253

Commitments	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 46,215 and 46,755 shares issued, and 36,424 and 36,964 shares outstanding at November 2, 2013 and February 2, 2013, respectively	462	467
Additional paid-in capital	121,621	119,632
Retained earnings	77,054	68,078
Common stock held in treasury, 9,791 shares at cost at November 2, 2013 and February 2, 2013	(112,711)	(112,711)
Accumulated other comprehensive loss	(4)	—
Total stockholders’ equity	86,422	75,466
Total liabilities and stockholders’ equity	$147,654	$135,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012

Net sales	$118,077	$117,263	$330,829	$314,321
Costs and expenses:	0
Merchandise, buying and occupancy	73,126	75,952	213,891	222,671
Selling, general and administrative	33,231	32,917	97,477	94,376
Depreciation and amortization	3,107	4,445	9,927	14,384
Restructuring and impairment	—	333	140	(5,161)
Total costs and expenses	109,464	113,647	321,435	326,270
Operating income (loss)	8,613	3,616	9,394	(11,949)
Other income (expense)	(46)	6	(146)	96
Income (loss) before income taxes	8,567	3,622	9,248	(11,853)
Income tax (benefit) provision	(45)	39	272	173
Net income (loss)	$8,612	$3,583	$8,976	$(12,026)

Net income (loss) per common share:
Basic	$0.24	$0.10	$0.25	$(0.34)
Diluted	$0.23	$0.10	$0.24	$(0.34)

Weighted average number of common shares outstanding:
Basic	36,244	35,643	36,234	35,626
Diluted	37,031	36,030	37,092	35,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012

Net income (loss)	$8,612	$3,583	$8,976	$(12,026)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities arising during the period, net of taxes of $0, $0 and $1, respectively	10	—	(3)	(2)
Reclassification adjustment for gains included in net income (loss), net of taxes of $0, $0 and $39, respectively	(1)	—	(1)	(60)
Total other comprehensive income (loss)	9	—	(4)	(62)
Comprehensive income (loss)	$8,621	$3,583	$8,972	$(12,088)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012
Cash flows from operating activities:
Net income (loss)	$8,976	$(12,026)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,927	14,384
Impairment of store assets	140	139
Amortization of premium on investments	39	11
Amortization of financing costs	55	18
Deferred lease related liabilities	(1,266)	(3,100)
Stock-based compensation expense	1,973	1,536
Loss on disposal of assets	7	34
Gain on investments, net	—	(531)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,067)	(977)
Increase in merchandise inventories	(6,546)	(18,732)
(Increase) decrease in prepaid expenses and other current assets	(1,507)	524
Decrease in income taxes receivable	48	352
(Increase) decrease in other assets	(2)	184
(Decrease) increase in accounts payable	(3,787)	8,088
Increase (decrease) in accrued liabilities	5,740	(7,405)
Decrease in lease termination liabilities	—	(8,032)
(Decrease) increase in other liabilities	(51)	10
Net cash provided by (used in) operating activities	12,679	(25,523)

Cash flows from investing activities:
Purchases of property, equipment and improvements	(6,332)	(3,113)
Proceeds from sale of furniture, fixtures and equipment	—	35
Purchases of available-for-sale investments	(22,245)	—
Redemptions of available-for-sale investments	2,639	21,403
Net cash (used in) provided by investing activities	(25,938)	18,325

Cash flows from financing activities:
Shares redeemed for payroll taxes	(198)	(25)
Deferred financing costs	—	(350)
Exercise of stock options	210	—
Net cash provided by (used in) financing activities	12	(375)

Net decrease in cash and cash equivalents	(13,247)	(7,573)

Cash and cash equivalents at beginning of period	40,739	40,782

Cash and cash equivalents at end of period	$27,492	$33,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — Basis of Presentation

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Christopher & Banks Corporation and its subsidiaries (collectively referred to as “Christopher & Banks”, “the Company”, “we” or “us”) pursuant to the current rules and regulations of the United States ("U.S.") Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted, pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal adjustments, except as otherwise stated in these notes, necessary to present fairly our financial position as of November 2, 2013 and February 2, 2013, our results of operations for the thirteen and thirty-nine week periods ended November 2, 2013 and October 27, 2012 and our cash flows for the thirty-nine week periods ended November 2, 2013 and October 27, 2012.

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

NOTE 2 — Investments

Investments as of November 2, 2013 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Short-term investments:
Available-for-sale securities:
Certificates of deposit	$4,670	$—	$5	$4,665
Commercial paper	8,815	1	2	8,814
U.S. Agency securities	808	—	—	808
Total short-term investments	14,293	1	7	14,287
Long-term investments:
Available-for-sale securities:
Municipal bonds	224	2	—	226
Corporate bonds	2,481	1	1	2,481
U.S. Agency securities	2,567	1	—	2,568
Total long-term investments	5,272	4	1	5,275
Total investments	$19,565	$5	$8	$19,562

The Company had no investments as of February 2, 2013. During the thirty-nine weeks ended November 2, 2013, there were approximately $22.2 million of purchases of available-for-sale securities and $2.6 million of maturities of available-for-sale securities. During the thirty-nine weeks ended October 27, 2012, there were no purchases of available-for-sale securities and sales of available-for-sale securities were approximately $21.4 million. There were no other-than-temporary impairments of available-for-sale securities during the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively.

Expected maturities of the Company's investments are as follows (in thousands):

November 2, 2013
Due in one year or less	$14,287
Due after one year through five years	5,275
Total investment securities	$19,562

NOTE 3 — Merchandise Inventories and Sources of Supply

Merchandise inventories consisted of the following (in thousands):

	November 2, 2013	February 2, 2013
Merchandise - in store/e-commerce	$44,061	$32,978
Merchandise - in transit	5,189	9,726
Total merchandise inventories	$49,250	$42,704

The Company does not have long-term purchase commitments or arrangements with any of its suppliers or agents. During the thirty-nine weeks ended November 2, 2013 and October 27, 2012, one of our suppliers accounted for approximately 20%, and 18% of our purchases, respectively. No other vendor supplied greater than 10% of the Company's merchandise purchases for the thirty-nine weeks ended November 2, 2013 or October 27, 2012.

NOTE 4 — Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following (in thousands):

Description	Estimated Useful Life	November 2, 2013	February 2, 2013
Land	—	$1,597	$1,597
Corporate office, distribution center and related building improvements	25 years	12,323	12,323
Store leasehold improvements	Shorter of the useful life or term of related lease, typically 10 years	56,130	57,954
Store furniture and fixtures	3 to 10 years	72,377	73,865
Corporate office and distribution center furniture, fixtures and equipment	7 years	5,551	5,550
Computer and point of sale hardware and software	3 to 5 years	36,714	34,746
Construction in progress	—	1,503	1,040
Total property, equipment and improvements, gross		186,195	187,075
Less accumulated depreciation and amortization		(148,578)	(145,845)
Total property, equipment and improvements, net		$37,617	$41,230

The Company reviews long-lived assets with definite lives at least annually, or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. As a result of an impairment analysis, which included the evaluation of individual under-performing stores and assessing the recoverability of the carrying value of the improvements and equipment related to each of the stores, the Company recorded approximately $0.1 million for long-lived asset impairments during each of the thirty-nine week periods ended November 2, 2013 and October 27, 2012.

The Company's assessment of the recoverability of the carrying value of its assets involves the projection of future cash flows, which requires the use of significant estimates and assumptions. Differences in circumstances or estimates could produce significantly different results.

NOTE 5 — Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	November 2, 2013	February 2, 2013
Gift card and store credit liabilities	$4,739	$8,282
Accrued Friendship Rewards Program loyalty liability	4,639	3,928
Accrued income, sales and other taxes payable	2,681	1,962
Accrued occupancy-related expenses	2,366	674
Sales return reserve	2,225	750
Other accrued liabilities	7,493	7,814
Total other accrued liabilities	$24,143	$23,410

NOTE 6 — Credit Facility

On July 12, 2012, the Company entered into a Credit Agreement (the "Credit Facility") with Wells Fargo Bank, National Association ("Wells Fargo") as Lender. The Credit Facility replaced the Company's prior credit facility with Wells Fargo. The Credit Facility provides the Company with revolving credit loans of up to $50.0 million in the aggregate, subject to a borrowing base formula based primarily on eligible credit card receivables, inventory and real estate, as such terms are defined in the Credit Facility, and up to $10.0 million of which may be drawn in the form of standby and documentary letters of credit. The Credit Facility expires in July 2017.

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

The Credit Facility contains certain affirmative and negative covenants. The affirmative covenants include certain reporting requirements, maintenance of properties, payment of taxes and insurance, compliance with laws, environmental compliance and other provisions customary in such agreements. Negative covenants limit or restrict, among other things, secured and unsecured indebtedness, fundamental changes in the business, investments, liens and encumbrances, transactions with affiliates and other matters customarily restricted in such agreements. The sole financial covenant contained in the Credit Facility requires the Company to maintain availability at least equal to the greater of (a) ten percent (10%) of the borrowing base or (b) $3.0 million. The Company was in compliance with all covenants as of November 2, 2013.

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

The Company had no revolving credit loan borrowings under the Credit Facility during the thirty-nine weeks ended November 2, 2013 or under its current or previous credit facility in fiscal 2012. Historically, the Company's credit facility has been utilized only to open letters of credit. The total borrowing base at November 2, 2013 was approximately $44.2 million. As of November 2, 2013, the Company had open on-demand letters of credit of approximately $1.0 million. Accordingly, after reducing the borrowing base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the borrowing base, the net availability of revolving credit loans under the Credit Facility was approximately $38.8 million at November 2, 2013.

NOTE 7 — Income Taxes

The Company's liability for unrecognized tax benefits associated with uncertain tax positions is recorded within other non-current liabilities. As of November 2, 2013 and February 2, 2013, the Company's liability for unrecognized tax benefits was approximately $1.0 million and $1.0 million, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of November 2, 2013 and February 2, 2013 were $0.9 million and $0.7 million, respectively. The total liability at November 2, 2013 includes $0.1 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax. At November 2, 2013 and February 2, 2013, approximately $0.2 million and $0.3 million, respectively, was accrued for the potential payment of interest and penalties.

The Company and its subsidiaries are subject to U.S. federal income taxes and the income tax obligations of various state and local jurisdictions. All reporting periods after February 28, 2009 remain subject to examination by the Internal Revenue Service ("IRS"). With few exceptions, the Company is not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2008. During the second quarter of fiscal 2013, the Company was notified that the IRS will be conducting an audit of fiscal 2011. As of November 2, 2013, the Company had no other ongoing audits and does not expect the liability for unrecognized tax benefits to significantly increase or decrease in the next twelve months.

As of November 2, 2013, the Company had a full valuation allowance against its net deferred tax assets. Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income. The Company has incurred a net cumulative loss as measured by the results of the current year and the prior two years. ASC 740 “Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period. Forming a conclusion that a valuation allowance is not needed is difficult when negative evidence such as cumulative losses exists. As a result of management's evaluation, there was insufficient positive evidence to overcome the negative evidence related to the Company's cumulative losses. Accordingly, the Company has continued to maintain a full valuation allowance against its net deferred tax assets since the third quarter of the fiscal year ended February 26, 2011; recording the valuation allowance does not have any impact on cash and does not prevent the Company from using the deferred tax assets in future periods when profits are realized.

As of November 2, 2013, the Company has federal and state net operating loss carryforwards which will reduce future taxable income. Approximately $28.8 million in net federal tax benefits are available from these loss carryforwards and an additional $0.7 million is available in net tax credit carryforwards. Included in the federal net operating loss is approximately $1.5 million of loss generated by deductions related to equity-based compensation, the tax effect of which will be recorded to additional paid in capital. The state loss carryforwards will result in net state tax benefits of approximately $2.7 million. The federal net operating loss carryovers will expire in November 2031 and beyond. The state net operating loss carryforwards will expire in November 2014 and beyond. Additionally, the Company has charitable contribution carryforwards that will expire in 2014.

NOTE 8 — Earnings Per Share

The Company calculates earnings per share ("EPS") under the guidance in ASC 260-10, "Earnings per Share," which clarifies that unvested share-based payment awards that contain nonforfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are considered participating securities, and thus, should be factored into the two-class method of computing EPS. Participating securities under this statement include the Company's unvested employee restricted stock awards with time-based vesting, which receive nonforfeitable dividend payments.

The calculation of EPS for common stock shown below excludes the income attributable to these unvested employee restricted stock awards from the numerator and excludes the dilutive impact of these shares from the denominator.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Numerator (in thousands):
Net income (loss) attributable to Christopher & Banks Corporation	$8,612	$3,583	$8,976	$(12,026)
Income allocated to participating securities	(40)	(61)	(31)	—
Net income (loss) available to common shareholders	$8,572	$3,522	$8,945	$(12,026)
Denominator (in thousands):
Weighted average common shares outstanding - basic	36,244	35,643	36,234	35,626
Dilutive shares	787	387	858	—
Weighted average common and common equivalent shares outstanding - diluted	37,031	36,030	37,092	35,626
Net earnings (loss) per common share:
Basic	$0.24	$0.10	$0.25	$(0.34)
Diluted	$0.23	$0.10	$0.24	$(0.34)

Total stock options of approximately 3.2 million and 1.1 million were excluded from the shares used in the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively, as they were anti-dilutive.

NOTE 9 — Fair Value Measurements

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

Assets that are Measured at Fair Value on a Recurring Basis:

For the thirty-nine week period ended November 2, 2013, fair value under ASC 820-10 applied to the Company's available-for-sale securities. These financial assets are carried at fair value following the requirements of ASC 820-10.

The following table provides information by level for the Company's available-for-sale securities that were measured at fair value on a recurring basis as of November 2, 2013 (in thousands):

		Fair Value Measurements Using Inputs Considered as
Description	Fair Value	Level 1	Level 2	Level 3
Short-term investments:
Certificates of deposit	$4,665	$—	$4,665	$—
Commercial paper	8,814	—	8,814	—
U.S. Agency securities	808	—	808	—
Total current assets	14,287	—	14,287	—
Long-term investments:
Municipal bonds	226	—	226	—
Corporate bonds	2,481	—	2,481	—
U.S. Agency securities	2,568	—	2,568	—
Total non-current assets	5,275	—	5,275	—
Total assets	$19,562	$—	$19,562	$—

The Company's available-for-sale securities were valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets in which there were fewer transactions. The Company had no investments as of February 2, 2013 and there were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the thirty-nine weeks ended November 2, 2013 and October 27, 2012. According to its policy, the Company recognizes transfers into levels and transfers out of levels on the date of the event or when a change in circumstances causes a transfer.

Assets that are Measured at Fair Value on a Non-recurring Basis:

Long-lived assets held and used with a carrying amount of approximately $0.1 million were written down to their fair value of five thousand dollars, resulting in an impairment charge of approximately $0.1 million, which was included in earnings for the thirty-nine weeks ended November 2, 2013. Long-lived assets held and used with a carrying amount of approximately $0.2 million were written down to their fair value of $34 thousand, resulting in an impairment charge of approximately $0.1 million, which was included in earnings for the thirty-nine weeks ended October 27, 2012.

The Company determines fair value by a discounted cash flow analysis. In determining future cash flows, the Company uses its best estimate of future operating results which requires the use of significant estimates and assumptions, including estimated sales, merchandise margin and expense levels, and the selection of an appropriate discount rate; therefore differences in the estimates or assumptions could produce significantly different results. The current challenging economic environment, combined with the continued instability in the housing market and general economic uncertainty impacting the retail industry, makes it reasonably possible that additional long-lived asset impairments could be identified and recorded in future periods.

NOTE 10 — Legal Proceedings

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

NOTE 11 — Segment Reporting

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

During the thirteen weeks ended October 27, 2012, the Company recorded a net charge of approximately $0.3 million related to restructuring and impairment included in the operating loss for the Christopher & Banks/C.J. Banks segment. During the thirty-nine weeks ended November 2, 2013 and October 27, 2012, the Company recorded a net charge (benefit) of approximately $0.1 million and $(5.2) million, respectively, related to restructuring and impairment which included $0.1 million and $0.1 million, respectively of expense related to store-level asset impairment charges included in the operating income (loss) for the Christopher & Banks/C.J. Banks segment for each period.

(in thousands)	Christopher & Banks/C.J. Banks	Corporate/Administrative	Consolidated
Thirteen Weeks Ended November 2, 2013
Net sales	$118,077	$—	$118,077
Depreciation and amortization	2,322	785	3,107
Operating income (loss)	23,184	(14,571)	8,613
Total assets	109,169	38,485	147,654

Thirteen Weeks Ended October 27, 2012
Net sales	$117,263	$—	$117,263
Depreciation and amortization	3,311	1,134	4,445
Operating income (loss)	16,260	(12,644)	3,616
Total assets	97,037	47,963	145,000

(in thousands)	Christopher & Banks/C.J. Banks	Corporate/Administrative	Consolidated
Thirty-Nine Weeks Ended November 2, 2013
Net sales	$330,829	$—	$330,829
Depreciation and amortization	7,206	2,721	9,927
Operating income (loss)	52,134	(42,740)	9,394
Total assets	109,169	38,485	147,654

Thirty-Nine Weeks Ended October 27, 2012
Net sales	$314,321	$—	$314,321
Depreciation and amortization	11,035	3,349	14,384
Operating income (loss)	23,266	(35,215)	(11,949)
Total assets	97,037	47,963	145,000

NOTE 12 — Related Party Transactions

The Company or its subsidiaries have for the past several years purchased goods directly from G-III Apparel Group Ltd. (“G-III”) or its related entities as well as engaged the services of two G-III subsidiaries as buying agent. On January 3, 2011, Morris Goldfarb, the Chairman of the Board and Chief Executive Officer of G-III, became a director of the Company. On June 27, 2013, Mr. Goldfarb ceased to be a member of the Board as he did not stand for re-election at the Company's annual meeting of stockholders. Payments made by the Company and its subsidiaries to G-III and its related entities aggregated approximately $0.9 million and $0.9 million for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively. As of November 2, 2013 and February 2, 2013, the Company had a balance due to G-III or its related entities of approximately $0.1 million and $0.2 million, respectively.

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

Executive Overview

Christopher & Banks Corporation, a Delaware corporation, is a Minneapolis-based retailer of women’s apparel and accessories, which operates retail stores through its wholly-owned subsidiaries. As of November 2, 2013, we operated 593 stores in 44 states, including 364 Christopher & Banks stores, 150 C.J. Banks stores, 49 Missy, Petite, Women ("MPW") stores (formerly referred to as "Dual" stores) and 30 outlet stores. Our Christopher & Banks brand offers unique fashions and accessories featuring exclusively designed, coordinated assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P. Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W. Our MPW and outlet stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the missy, petite and women customer in one location. We also operate e-commerce web sites for our two brands at www.christopherandbanks.com and www.cjbanks.com which, in addition to offering the apparel and accessories found in our stores, also offer exclusive sizes and styles available only online.

We believe we have a unique opportunity to address the needs of our customer by embracing her demographic, women who generally range in age from 45 to 60, which is largely overlooked by other retailers. Our overall strategy for our two brands, Christopher & Banks and C.J. Banks, is to offer a compelling, versatile, reasonably priced assortment of unique and classic apparel through our stores and e-commerce web sites in order to satisfy the expectations of women of all sizes for style, quality, value and fit, while providing exceptional, personalized customer service.

Outlook for the 2013 Fourth Quarter

Our results of operations for the thirteen and thirty-nine weeks ended November 2, 2013 reflect the benefits of our strategic initiatives, including improved same-store sales and margin improvement, compared to the thirteen and thirty-nine weeks ended October 27, 2012. While there is some continued uncertainty associated with the current macro-economic environment which may result in increased promotional activity in our industry, we anticipate same-store sales will increase in the low single digit range for the thirteen weeks ending February 1, 2014, compared to the prior year's comparable thirteen week period.

We expect to achieve approximately 100 to 150 basis points of gross margin improvement in the fourth quarter, as compared to last year's fourth quarter. The anticipated improvement is expected to result from higher merchandise margins and positive leveraging of occupancy expense. We expect selling, general and administrative expense dollars for the fourth quarter of fiscal 2013 to decrease when compared to the fourth quarter of fiscal 2012, due to the 53rd week included in fiscal 2012. Slightly offsetting the decrease is an anticipated increase in marketing spend and in benefit costs. Marketing expense is projected to increase to 2.9% of net sales during the fourth quarter of fiscal 2013, compared to 1.7% of net sales during the fourth quarter of fiscal 2012, as a result of both a higher number of direct mail pieces as well as increases in online marketing spend. As a result, we anticipate selling, general and administrative expense to increase as a percent of net sales in the fourth quarter, when compared to last year's fourth fiscal quarter, and be between 30% and 30.5%. As planned, we anticipate average store count to be down 8.4% for the full year of fiscal 2013 as compared to the prior year period.

We expect inventory levels in the fourth quarter of fiscal 2013 to continue to show improvement in turns. We are planning capital expenditures to be approximately $9.0 million to $9.5 million for fiscal 2013. For the full fiscal year, we expect to have opened six new outlet stores and two new MPW stores and converted a total of 40 existing stores to 20 MPW stores, which will result in ending the fiscal year with approximately 560 to 565 stores. We also continue to plan to make additional investments in our information technology infrastructure, including upgraded software and peripheral hardware at the point-of-sale, as well as investments in visual product displays and fixtures to further enhance the presentation of our merchandise. In addition, we plan to make certain other investments in our stores, corporate office and distribution center facility. Depreciation and amortization for fiscal 2013 is expected to be between $13.0 million and $13.5 million.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in Note 1 of the notes to consolidated financial statements contained within our Annual Report on Form 10-K for the fiscal period ended February 2, 2013. There have been no material changes in our critical accounting policies or estimates in the thirty-nine weeks ended November 2, 2013. Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.

Results of Operations

Thirteen Weeks Ended November 2, 2013 Compared to Thirteen Weeks Ended October 27, 2012

	Thirteen Weeks Ended
	November 2, 2013		October 27, 2012		Change
	$ (in thousands)	% of Sales	$ (in thousands)	% of Sales	$	%
Net sales	$118,077	100.0%	$117,263	100.0%	$814	0.7%
Merchandise, buying and occupancy	73,126	61.9	75,952	64.8	(2,826)	(3.7)
Selling, general and administrative	33,231	28.1	32,917	28.0	314	1.0
Depreciation and amortization	3,107	2.7	4,445	3.8	(1,338)	(30.1)
Restructuring and impairment	—	—	333	0.3	(333)	(100.0)
Total costs and expenses	109,464	92.7	113,647	96.9	(4,183)	(3.7)
Operating income	8,613	7.3	3,616	3.1	4,997	138.2
Other income (expense)	(46)	—	6	—	(52)	(866.7)
Income (loss) before income taxes	8,567	7.3	3,622	3.1	4,945	136.5
Income tax (benefit) provision	(45)	—	39	—	(84)	(215.4)
Net income	$8,612	7.3%	$3,583	3.1%	$5,029	140.4%

Net Sales.  Net sales for the thirteen weeks ended November 2, 2013 were $118.1 million, an increase of $0.8 million or 0.7%, from net sales of $117.3 million for the thirteen weeks ended October 27, 2012. The increase in net sales was a result of higher same-store sales and e-commerce sales, partially offset by a decrease in the number of stores operated during the quarter as compared to last year.

Same-store sales increased 4.9% for the thirteen weeks ended November 2, 2013, when compared to the thirteen weeks ended November 3, 2012. We believe that our product offerings were well received by our customers, as they responded favorably to the combination of style, quality and value in our merchandise assortments. The increase in same-store sales was driven by strong rates of customer conversion combined with growth in our average dollar sale. Customer traffic levels were down when compared to the third quarter last year due to heavy promotions during much of the prior year period, as well as a decline in mall traffic in many of the areas in which our stores are located.

As a result of our store rationalization program in fiscal 2012, and continued closures of underperforming locations, we operated an average of 7.3% fewer stores in the third quarter of fiscal 2013, compared to the third quarter of fiscal 2012. Our store count totaled 593 as of November 2, 2013, compared to 638 at October 27, 2012.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $73.1 million, or 61.9% of net sales for the thirteen weeks ended November 2, 2013, compared to $76.0 million, or 64.8% of net sales, for the thirteen weeks ended October 27, 2012, resulting in approximately 290 basis points of improvement in gross profit margin for the quarter.

The improvement in gross margin was driven by higher merchandise margins resulting mainly from fewer markdowns combined with a modest increase in initial product mark-up. Our customers responded favorably to the balance of style, quality and value provided in our merchandise assortments in the third quarter of fiscal 2013, resulting in reduced levels of markdowns in order to drive conversion and resulting in higher average dollar sales. In addition, we were less promotional than in the prior year period as we experienced accelerated rates of product sell-through.

The remaining improvement in gross margin resulted from positive leverage of buying and occupancy costs associated with the increase in same-store sales in the third quarter. The improvements were slightly offset by the accrual of performance-based incentive compensation for our merchandise buyers in the third quarter of fiscal 2013, while there was no accrual in the prior year period.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, exclusive of depreciation and amortization, for the thirteen weeks ended November 2, 2013 were $33.2 million, or 28.1% of net sales, compared to $32.9 million, or 28.0% of net sales, for the thirteen weeks ended October 27, 2012. The increase in selling, general and administrative expenses was the result of investments in marketing, the accrual of performance-based incentive compensation for our corporate employees, and increased corporate salaries and medical costs. There was no accrual for performance-based bonuses in the prior year period.

During fiscal 2013, we have increased our direct marketing efforts. In the third quarter of fiscal 2013, marketing as a percentage of net sales was approximately 2.7%, compared to 2.1% in the prior year period. We have been pleased with the return on our investment in direct mail campaigns as it has provided us an effective means to drive inactive, or lapsed, customers back into our stores and to our websites.

Substantially offsetting the increases above were reduced store payroll and other store expenses as a result of operating an average of 7.3% fewer stores in the third quarter of fiscal 2013, compared to the third quarter of fiscal 2012.

Depreciation and Amortization.  Depreciation and amortization expense was $3.1 million, or 2.7% of net sales, for the thirteen weeks ended November 2, 2013, compared to $4.4 million, or 3.8% of net sales, for the thirteen weeks ended October 27, 2012. The decrease in the amount of depreciation and amortization expense primarily resulted from operating approximately 7.3% fewer stores in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. In addition, the continued maturing of our store base has resulted in more fully depreciated assets and lower depreciation expense.

Restructuring and Impairment. We had no restructuring and impairment expenses in the thirteen weeks ended November 2, 2013 and recorded expense of approximately $0.3 million related to asset impairment and restructuring charges in the thirteen weeks ended October 27, 2012. In the third quarter of fiscal 2012, we recorded a charge of approximately $0.3 million related to restructuring costs, which consisted of approximately $30 thousand related to one store where the amount recorded for net lease termination liabilities was less than the actual settlement negotiated with the landlord, and approximately $0.3 million related to professional services for lease terminations and renegotiations.

Operating Income.  As a result of the foregoing factors, we reported operating income of approximately $8.6 million, or 7.3% of net sales, for the thirteen weeks ended November 2, 2013, compared to operating income of $3.6 million, or 3.1% of net sales, for the thirteen weeks ended October 27, 2012.

Other Income (Expense). Other expense of $46 thousand for the thirteen weeks ended November 2, 2013 primarily consisted of fees associated with our Credit Facility, which was slightly offset by interest income from our investments. For the thirteen weeks ended October 27, 2012, other income of $6 thousand consisted of interest income.

Income Taxes.  We recorded an income tax benefit of approximately $45 thousand compared to an income tax expense of approximately $39 thousand for the thirteen weeks ended November 2, 2013 and October 27, 2012, respectively. We maintain a full valuation allowance on our net deferred tax asset. As a result, the tax provisions for each period relate to the assessment of minimum fees and taxes due in certain jurisdictions.

Net Income.  As a result of the foregoing factors, we reported net income of $8.6 million, or 7.3% of net sales and $0.23 per diluted share, for the thirteen weeks ended November 2, 2013, compared to net income of $3.6 million, or 3.1% of net sales and $0.10 per diluted share, for the thirteen weeks ended October 27, 2012.

Thirty-Nine Weeks Ended November 2, 2013 Compared to Thirty-Nine Weeks Ended October 27, 2012

	Thirty-Nine Weeks Ended
	November 2, 2013		October 27, 2012		Change
	$ (in thousands)	% of Sales	$ (in thousands)	% of Sales	$	%
Net sales	$330,829	100.0%	$314,321	100.0%	$16,508	5.3%
Merchandise, buying and occupancy	213,891	64.7	222,671	70.8	(8,780)	(3.9)
Selling, general and administrative	97,477	29.5	94,376	30.0	3,101	3.3
Depreciation and amortization	9,927	3.0	14,384	4.6	(4,457)	(31.0)
Restructuring and impairment	140	—	(5,161)	(1.6)	5,301	(102.7)
Total costs and expenses	321,435	97.2	326,270	103.8	(4,835)	(1.5)
Operating income (loss)	9,394	2.8	(11,949)	(3.8)	21,343	(178.6)
Other income (expense)	(146)	—	96	—	(242)	(252.1)
Income (loss) before income taxes	9,248	2.8	(11,853)	(3.8)	21,101	(178.0)
Income tax provision	272	0.1	173	—	99	57.2
Net income (loss)	$8,976	2.7%	$(12,026)	(3.8)%	$21,002	(174.6)%

Net Sales.  Net sales for the thirty-nine weeks ended November 2, 2013 were $330.8 million, an increase of $16.5 million or 5.3%, from net sales of $314.3 million for the thirty-nine weeks ended October 27, 2012. The increase in net sales was a result of higher same-store sales, partially offset by a decrease in the number of stores operated during the quarter.

Same-store sales increased 11.3% for the thirty-nine weeks ended November 2, 2013, when compared to the thirty-nine weeks ended November 3, 2012. We believe that our product offerings during this period were well received by our customers, as they responded favorably to the combination of style, quality and value in our merchandise assortments. The increase in same-store sales was driven by strong rates of customer conversion combined with growth in our average dollar sale. In addition, there were heavy promotions, resulting in higher markdowns, during much of fiscal 2012. Customer traffic levels were down slightly when compared to the prior year period, as unseasonable weather impacted our business throughout the first quarter of fiscal 2013 and there has also been a general decline in mall traffic during the thirty-nine weeks ended November 2, 2013.

As a result of our store rationalization program in fiscal 2012, and continued closures of underperforming locations, we operated an average of 8.9% fewer stores in the thirty-nine weeks ended November 2, 2013, compared to the thirty-nine weeks ended October 27, 2012. Our store count totaled 593 as of November 2, 2013, compared to 638 at October 27, 2012.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $213.9 million, or 64.7% of net sales for the thirty-nine weeks ended November 2, 2013, compared to $222.7 million, or 70.8% of net sales, for the thirty-nine weeks ended October 27, 2012, resulting in approximately 610 basis points of improvement in gross profit margin.

The improvement in gross profit margin was driven by higher merchandise margins resulting mainly from lower markdowns, combined with a modest increase in initial product mark-up. Our customers have responded favorably to the balance of style, quality and value provided in our merchandise assortments in fiscal 2013, resulting in reduced levels of markdowns required to drive customer traffic and clear inventory. In addition, we were less promotional than in the prior year period, when we were clearing through product designed and ordered before implementation of our current strategic initiatives.

The remaining improvement in gross margin resulted from positive leverage of buying and occupancy costs associated with the increase in same-store sales in the thirty-nine weeks ended November 2, 2013. These improvements were slightly offset by the accrual of performance-based incentive compensation for buyers in fiscal 2013; there was no such accrual in the prior year period.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, exclusive of depreciation and amortization, for the thirty-nine weeks ended November 2, 2013 were $97.5 million, or 29.5% of net sales, compared to $94.4 million, or 30.0% of net sales, for the thirty-nine weeks ended October 27, 2012. The increase in selling, general and administrative expenses was the result of investments in marketing and the accrual for performance-based incentive compensation for our corporate employees. We have also accrued expense in fiscal 2013 related to the executive retention plan which was established in July 2012. The cost of this plan was expensed ratably over the twelve-month retention period from July 2012 through June 2013. The retention bonuses were paid in July 2013 according to the terms of the retention plan.

During the thirty-nine weeks ended November 2, 2013, marketing as a percentage of net sales was approximately 2.2%, compared to 1.6% in the thirty-nine weeks ended October 27, 2012. This was due to our having increased our direct marketing efforts. We have been pleased with the return on our investment in direct mail as it has provided us an effective means to drive inactive, or lapsed, customers back into our stores and to our web sites.

Additionally, we have accrued performance-based incentive compensation in fiscal 2013; there was no accrual for performance-based bonuses in the prior year period. We also accrued expense in fiscal 2013 related to the executive retention plan which was established in July 2012. The cost of this plan was expensed ratably over the twelve-month retention period from July 2012 through June 2013. The retention bonuses were paid in July 2013 according to the terms of the retention plan.

Slightly offsetting the increases above were decreases in store payroll and other store expenses as a result of operating an average of 8.9% fewer stores in the thirty-nine weeks ended November 2, 2013, compared to the thirty nine weeks ended October 27, 2012, and as a result of our continued efforts to invest in and analyze our store staffing levels in order to optimize productivity.

Depreciation and Amortization.  Depreciation and amortization expense was $9.9 million, or 3.0% of net sales, for the thirty-nine weeks ended November 2, 2013, compared to $14.4 million or 4.6% of net sales, for the thirty-nine weeks ended October 27, 2012. The decrease in the amount of depreciation and amortization expense primarily resulted from operating approximately 8.9% fewer stores in the thirty-nine weeks ended November 2, 2013 compared to the thirty-nine weeks ended October 27, 2012. In addition, the continued maturing of our store base has resulted in more fully depreciated assets and lower depreciation expense.

Restructuring and Impairment. During the thirty-nine weeks ended November 2, 2013, we recorded non-cash impairment charges of approximately $0.1 million related to one store. In the thirty-nine weeks ended October 27, 2012 we recorded a net benefit of approximately $5.2 million related to asset impairment and restructuring charges. A non-cash benefit of approximately $6.3 million was recorded in the thirty-nine weeks ended October 27, 2012, which related to 53 stores where the amounts recorded for net lease termination liabilities exceeded the actual settlements negotiated with landlords. We also recorded approximately $0.5 million of additional lease termination liabilities related to three stores closed in the thirty-nine weeks ended October 27, 2012, approximately $0.1 million of non-cash asset impairment charges related to five stores and approximately $0.5 million of professional services related to the restructuring initiative.

Operating Income (Loss).  As a result of the foregoing factors, we reported operating income of $9.4 million, or 2.8% of net sales, for the thirty-nine weeks ended November 2, 2013, compared to an operating loss of $11.9 million, or 3.8% of net sales, for the thirty-nine weeks ended October 27, 2012.

Other Income (Expense). Other expense of $0.1 million for the thirty-nine weeks ended November 2, 2013 primarily consisted of fees associated with our Credit Facility, slightly offset by approximately $43 thousand of interest income from our investments. For the thirty-nine weeks ended October 27, 2012, other income of $0.1 million consisted of interest income and realized gains from the sales of our investments.

Income Taxes.  We recorded income tax expense of approximately $0.3 million and $0.2 million for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively. We maintain a full valuation allowance on our net deferred tax asset. As a result, the tax provisions for each period relate to the assessment of minimum fees and taxes due in certain jurisdictions.

Net Income (Loss).  As a result of the foregoing factors, we reported net income of $9.0 million, or 2.7% of net sales and $0.24 per diluted share, for the thirty-nine weeks ended November 2, 2013, compared to a net loss of $12.0 million, or 3.8% of net sales and $0.34 per share, for the thirty-nine weeks ended October 27, 2012.

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

We continually monitor our performance and liquidity and would take steps intended to improve our financial position if trends indicated a future need to borrow under the Credit Facility. Steps we may consider include: modifying our operating plan, seeking to reduce costs further, decreasing our cash spend and/or capital expenditures, as well as evaluating alternatives and opportunities to obtain additional sources of liquidity through the debt or equity markets. It is possible these actions may not be sufficient or available or, if available, available on terms acceptable to us.

The following table summarizes our cash flows for the thirty-nine weeks ended November 2, 2013 and October 27, 2012 (in thousands):

	November 2, 2013	October 27, 2012
Net cash provided by (used in) operating activities	$12,679	$(25,523)
Net cash (used in) provided by investing activities	(25,938)	18,325
Net cash provided by (used in) financing activities	12	(375)
Net decrease in cash and cash equivalents	$(13,247)	$(7,573)

Net cash provided by (used in) operating activities

Thirty-nine weeks ended November 2, 2013

Net cash provided by operating activities in the thirty-nine weeks ended November 2, 2013 totaled $12.7 million, an improvement of $38.2 million from net cash used in operating activities of $25.5 million in the thirty-nine weeks ended October 27, 2012. We reported net income of $9.0 million for the thirty-nine weeks ended November 2, 2013, compared to a net loss of $12.0 million for the thirty-nine weeks ended October 27, 2012, which is net of a $5.2 million benefit relating to impairment and restructuring charges.

Significant fluctuations in our working capital accounts in the thirty-nine weeks ended November 2, 2013 included a $6.5 million increase in merchandise inventories, a $3.8 million decrease in accounts payable, a $1.5 million increase in prepaid expenses and other current assets, a $1.1 million increase in accounts receivable and a $5.7 million increase in accrued liabilities. The increase in merchandise inventories related to seasonality and timing of the receipt of shipments. The decrease in accounts payable related to lower seasonal levels of in-transit inventory at the end of the quarter compared to the end of fiscal 2012. The increase in prepaid expenses and other current assets primarily related to an increase in prepaid insurance due to the timing of payments. In addition, we changed our sourcing strategy for shopping bags resulting in a higher prepaid balance as we take ownership earlier in the process. The increase in accounts receivable primarily resulted from higher payment card receivables due to greater sales recorded in the week prior to the end of the third quarter of fiscal 2013, as compared to sales in the week prior to the end of fiscal 2012. In addition, more of our sales were tendered on our private label credit card in the third quarter of fiscal 2013 than the end of fiscal 2012, which has resulted in an increase in payment card receivables.

The increase in accrued liabilities primarily related to additional accruals for performance-based incentive compensation, the timing of payroll periods, higher sales returns reserve due to seasonality of sales, and higher percentage-based rent due to increased sales levels. The increase is slightly offset by lower gift card accruals, as we typically experience higher purchase activity in the fourth quarter followed by net redemptions throughout the remainder of the year.

The remainder of the change in cash provided by operating activities was substantially the result of the net earnings realized in fiscal 2013, after adjusting for non-cash charges including depreciation and amortization, store asset impairment, deferred lease related liabilities and stock-based compensation expense, combined with various changes in our other operating assets and liabilities.

Thirty-nine weeks ended October 27, 2012

Net cash used in operating activities totaled $25.5 million in the first thirty-nine weeks of fiscal 2012. We reported a net loss of $12.0 million for the thirty-nine weeks ended October 27, 2012. Significant fluctuations in our working capital accounts in the first thirty-nine weeks of fiscal 2012 included an $18.7 million increase in merchandise inventories, an $8.1 million increase in accounts payable, a $7.4 million decrease in accrued liabilities and an $8.0 million decrease in lease termination liabilities. Merchandise inventories and accounts payable increased in conjunction with our historical seasonal inventory build for the fall and holiday selling season. The decrease in accrued liabilities resulted from a reduction in our accrued gift card liability as more gift cards were redeemed than issued in the first thirty-nine weeks of fiscal 2012. In addition, accrued liabilities declined due to a reduction in the current portion of lease termination liabilities. The non-current portion of the lease termination liability also declined as we reached termination settlements on all but one of the stores closed as part of our restructuring initiative as of October 27, 2012.

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

Net cash (used in) provided by investing activities

Thirty-nine weeks ended November 2, 2013

Net cash used in investing activities in the thirty-nine weeks ended November 2, 2013 totaled $25.9 million, a change of $44.3 million from net cash provided by investing activities of $18.3 million during the thirty-nine weeks ended October 27, 2012. Net cash used in investing activities in the thirty-nine weeks ended November 2, 2013 consisted of $22.2 million of purchases of available-for-sale investments and $6.3 million of capital expenditures, slightly offset by $2.6 million of maturities of available-for-sale investments. We opened seven new stores in the thirty-nine weeks ended November 2, 2013 and made investments in our information technology infrastructure and visual merchandise displays and fixtures. We plan to fund approximately $9.0 million to $9.5 million of total capital expenditures in fiscal 2013. We expect to open six new outlet stores and two new MPW stores in fiscal 2013, as well as to convert a total of 40 existing stores to 20 MPW stores, which will result in ending the fiscal year with approximately 560 to 565 stores. We also continue to plan to make additional investments during the remainder of fiscal 2013 in (i) our information technology infrastructure, including upgraded software and peripheral hardware at the point-of-sale, (ii) visual product displays and fixtures to further enhance the presentation of our merchandise as well as (iii) other investments in our stores, corporate office and distribution center facility.

Thirty-nine weeks ended October 27, 2012

Net cash provided by investing activities totaled $18.3 million for the thirty-nine weeks ended October 27, 2012 which consisted of $21.4 million of sales of investments, partially offset by $3.1 million of capital expenditures as we opened eight new stores in the first nine months of fiscal 2012.

Net cash provided by (used in) financing activities

Thirty-nine weeks ended November 2, 2013

Net cash provided by financing activities in the thirty-nine weeks ended November 2, 2013 totaled approximately $12 thousand, a change of approximately $0.4 million from net cash used in financing activities of $0.4 million in the thirty-nine weeks ended October 27, 2012. In the thirty-nine weeks ended November 2, 2013, net cash provided by financing activities primarily related to the issuance of shares for stock option exercises, slightly offset by shares which were surrendered to us by stock plan participants in order to satisfy withholding tax obligations on the vesting of restricted stock awards.

Thirty-nine weeks ended October 27, 2012

Net cash used in financing activities in the thirty-nine weeks ended October 27, 2012 primarily related to deferred financing costs associated with our Credit Facility.

Capital Resources

On July 12, 2012, Christopher & Banks Corporation and its two subsidiaries, Christopher & Banks, Inc. and Christopher & Banks Company, entered into a Credit Facility with Wells Fargo which replaced our prior credit facility with Wells Fargo. The Credit Facility provides us with revolving credit loans of up to $50.0 million in the aggregate, subject to a borrowing base formula based primarily on eligible credit card receivables, inventory and real estate, as such terms are defined in the Credit Facility, and up to $10.0 million of which may be drawn in the form of standby and documentary letters of credit. The Credit Facility expires in July 2017.

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

We had no revolving credit loan borrowings under the Credit Facility during fiscal 2013 or under our current or previous credit facility in fiscal 2012. Historically, our credit facility has been utilized only to open letters of credit. The total borrowing base at November 2, 2013 was approximately $44.2 million. As of November 2, 2013, we had open on-demand letters of credit of approximately $1.0 million. Accordingly, after reducing the borrowing base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the borrowing base, the net availability of revolving credit loans under the Credit Facility was approximately $38.8 million at November 2, 2013.

Sourcing

We directly imported approximately 30% and 26% of our merchandise purchases during the thirty-nine week periods ended November 2, 2013 and October 27, 2012, respectively. A significant amount of our merchandise was manufactured overseas in each of these fiscal years, primarily in China and Indonesia. This reliance on sourcing from foreign countries may cause us to be exposed to certain risks as indicated below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K.

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

We do not have long-term purchase commitments or arrangements with any of our suppliers or buying agents. One of our suppliers accounted for approximately 20%, and 18%, of our purchases during the thirty-nine week periods ended November 2, 2013 and October 27, 2012, respectively. No other vendor supplied greater than 10% of the Company's merchandise purchases during the thirty-nine month periods ended November 2, 2013 and October 27, 2012.

We currently expect product costs to remain relatively stable for the remainder of fiscal 2013.

Quarterly Results and Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, the competitive environment, consumer confidence, customer response to our seasonal merchandise mix, timing of new store openings, adverse weather conditions, and shifts in the timing of certain holidays and shifts in the timing of our promotional events.

Inflation

We do not believe that inflation had a material effect on our results of operations for the thirty-nine weeks ended November 2, 2013.

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

(b) Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirty-nine weeks ended November 2, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information discussed in this report, the factors described in Part I, Item IA. "Risk Factors" in our 2012 Annual Report on Form 10-K for the fiscal period ended February 2, 2013 should be considered as they could materially affect our business, financial condition or future results. There have not been any material changes with respect to the risks described in our 2012 Form 10-K but these are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning purchases of our common stock for the quarter ended November 2, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
8/4/13 - 8/31/13	—	$—	—	$—
9/1/13 - 10/5/13	1,437	7.45	—	—
10/6/13 - 11/2/13	—	—	—	—
Total	1,437	7.45	—	—

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
101**
Financial statements from the Quarterly Report on Form 10-Q of Christopher & Banks Corporation for the fiscal quarter ended November 2, 2013, formatted in Extensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements

*   Filed with this report.

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

CHRISTOPHER & BANKS CORPORATION

Dated: December 12, 2013	By:	/s/ LuAnn Via
LuAnn Via
President and Chief Executive Officer
(Principal Executive Officer)

Dated: December 12, 2013	By:	/s/ Peter G. Michielutti
Peter G. Michielutti
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)