Form 10-K
period 2014-02-01
CHRISTOPHER & BANKS CORP
filed 2014-03-21
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  YES  ☒  NO

The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant as of August 3, 2013, was approximately $240.8 million based on the closing price of such stock as quoted on the New York Stock Exchange ($6.75) on such date.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, was 36.4 million as of March 1, 2014 (excluding treasury shares of 9.8 million).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held (the “Proxy Statement”) are incorporated by reference into Part III.

CHRISTOPHER & BANKS CORPORATION
2013 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

General

Christopher & Banks Corporation is a Minneapolis, Minnesota-based retailer of women’s apparel and accessories, which operates retail stores through its wholly owned subsidiaries, Christopher & Banks, Inc. and Christopher & Banks Company (collectively referred to as “Christopher & Banks”, “the Company”, “we” or “us”). As of February 1, 2014, we operated 560 stores in 43 states, including 333 Christopher & Banks stores, 135 C.J. Banks stores, 61 Missy, Petite, Women ("MPW") stores (formerly referred to as "Dual" stores) and 31 outlet stores. We also operate e-commerce web sites for our two brands at www.christopherandbanks.com and www.cjbanks.com which, in addition to offering the apparel and accessories found in our stores, also offer exclusive sizes and styles available only online.

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

On January 6, 2012, our Board of Directors (the "Board") amended and restated our By-Laws to provide that our fiscal year ends at the close of business on that Saturday in January or February which falls closest to the last day of January. Prior to this change, our fiscal year ended at the close of business on that Saturday in February or March which fell closest to the last day of February. In order to transition to the new fiscal calendar, our 2011 fiscal year was shortened from twelve months to eleven months. As a result, this Annual Report on Form 10-K ("Annual Report") covers the following fiscal periods: the twelve months (fifty-two weeks) ended February 1, 2014 ("fiscal 2013"), the twelve months (fifty-three weeks) ended February 2, 2013 (“ fiscal 2012") and the eleven months (forty-eight weeks) ended January 28, 2012 (“the transition period”). Therefore, when our results of operations for the transition period are being compared to the results for fiscal 2013 and fiscal 2012, we are comparing results for an eleven-month period to results for twelve-month periods. We believe the change in our fiscal year end provides certain benefits, including aligning our reporting periods to be more consistent with those of other specialty retail apparel companies.

Christopher & Banks/C.J. Banks brands

Our Christopher & Banks brand offers unique and classic fashions featuring exclusively designed, coordinated assortments of women’s apparel and accessories in missy sizes 4 to 16 and petite sizes 4P to 16P in our Christopher & Banks stores and on our Christopher & Banks e-commerce web site. Our C.J. Banks brand offers similar assortments of apparel and accessories in women’s sizes 14W to 26W in our C.J. Banks stores and on our C.J. Banks e-commerce web site. Our MPW stores offer merchandise from both our Christopher & Banks and C.J. Banks brands, and all three size ranges (missy, petite and women) within each store, resulting in a greater opportunity to service our customers, increase productivity, and enhance operating efficiencies. Our outlet stores also offer an assortment of both Christopher & Banks and C.J. Banks brand apparel and accessories servicing the MPW customer in one location.

The casual lifestyle brand fashions sold by Christopher & Banks and C.J. Banks are typically suitable for both work and leisure activities and are offered at moderate price points. The target customer for Christopher & Banks and C.J. Banks generally ranges in age from 45 to 60, a portion of which represent the female baby-boomer demographic.

Segments

For details regarding the operating performance of our reportable segments, see Note 18, Segment Reporting, to the consolidated financial statements.

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

Merchandise

Our merchandise assortments include women’s apparel, generally consisting of knit tops, woven tops, jackets, sweaters, skirts, denim bottoms, bottoms made of other fabrications and dresses in missy, petite and women sizes. We also offer a selection of jewelry and accessories in all stores and on our web sites.

Our merchant team is currently focused on delivering increased sales and improved gross profit through executing the following initiatives:

Consistently deliver a balanced, compelling and versatile fashion assortment

Our current merchandising strategy was implemented beginning with a portion of our summer fiscal 2012 product and expanded to all of our product in the third quarter of fiscal 2012. This included editing the number of unique styles offered, reducing retail ticket prices to levels more in-line with our traditional offerings and providing styles that better align with our customers' fashion preferences. This involves increasing the penetration of core product in our deliveries, including basic knit layering pieces and core bottoms, increasing the representation of mid-priced "better" selections, such as printed tees and novelty jackets and sweaters, while reducing the number of higher priced "best" offerings. Our goal is to present a more focused and compelling product assortment with relevant selections.

In fiscal 2013, we continued to reduce the number of unique styles offered and to increase the depth provided in key merchandise categories. Our merchants focused on building assortments with fewer styles that are more balanced, by increasing the amount of "good" and "better" product offerings and decreasing the number of "best" offerings. More focus was placed on our core knit business and providing the appropriate balance of unique novelty styles. We began reintroducing a classic cotton shirt business in key silhouettes. Our bottoms business concentrated on delivering consistent fit, versatility and comfort. We also continued to increase the penetration of vests and jackets in our assortments, balancing casual and wear-to-work styles at opening price points and more unique styles at "better" and "best" retail prices.

In fiscal 2014, we will continue to refine the merchandise assortment by emphasizing our core basic programs and rightsizing the depth of key styles, offering appropriate newness, and introducing new fit solutions and easy care fabrics. We will also add weekend wear, soft knit dressing and slimming solutions to the assortment. Collectively, we will provide our customers with easy, complete outfitting solutions with complementary accessories.

Provide a compelling price/value equation

We are committed to offering our customers value. In fiscal 2012, one of our key goals was to mitigate markdown levels by offering more attractive opening price points and simplifying the number of price points offered to our customers.

The change in our approach to pricing supports our "good, better, best" balanced product offerings. As we increased the penetration of core product offerings in our assortments, we were able to drive sales volume by offering more styles at attractive opening price points that our customers have begun to accept without steep discounting or markdowns. In addition, we reduced the number of price points across all categories to simplify the shopping experience. In fiscal 2013, this strategy resulted in improved net sales, reduced markdowns, higher average unit retail selling prices and increased gross profit.

As we look ahead to fiscal 2014, we will continue to provide attractive opening price points, offer a well balanced "good, better, best" product mix, drive key items at compelling price points and pre-plan promotional buys to maximize margins. We will also remain focused on consistently delivering quality.

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

In fiscal 2013, we refined the depth, content and timing of our merchandise deliveries to optimize inventory turns and margin performance. As we move into fiscal 2014, we continue to evaluate and refine the amount and timing of product flow between major assortment deliveries to ensure that we consistently provide ongoing fresh colors and styles to our stores and customers, while being consistently in stock on basics.

Enhance promotional strategy

While we anticipate that, in order to be competitive, we will need to continue to be promotional, we have implemented more targeted, pre-planned promotions in an effort to improve merchandise margins and lessen our reliance on storewide promotional events. We are also working to develop product that will support specific promotional events and deliver improved margin performance. In addition to our direct mail program, we continue to refine our store signage and messaging to drive incremental traffic. As we refine our product assortments, we are developing enhanced marketing programs to communicate these improvements to the customer. In addition, we have adopted a more focused and timely approach to our markdown process that more quickly addresses underperforming styles on an individual basis in an effort to utilize our markdowns as efficiently as possible. We are also placing a greater emphasis on liquidating merchandise in-store and utilizing our growing outlet store base as a liquidation channel for older product deliveries rather than utilizing a third party liquidator.

Sourcing

We have analyzed and continue to assess our product development and sourcing practices to identify opportunities to simplify and accelerate the process. Improving speed-to-market was one of our critical initiatives in fiscal 2012 to help improve sales and gross profit by allowing us to react more quickly to current selling trends in-season. We directly imported approximately 37% of our merchandise purchases in fiscal 2013 from overseas manufacturers, up from 28% in fiscal 2012. We are looking for opportunities to increase our direct penetration over the next three years as we believe this will add exclusivity and enhance our product margins. Going forward, we believe it is critical to continue to concentrate more of our merchandise purchases with fewer key suppliers to become more significant to our vendor base. We believe this will allow us to achieve better pricing by leveraging larger order quantities and receive faster delivery times from these key vendors. At the same time, we are working to ensure our vendor matrix is balanced to reduce potential risks associated with reliance on limited resources. We also continue to leverage fabric purchases across our brands and product offerings to minimize cost of goods.

Our merchandise costs throughout the transition period were impacted by higher prices for cotton and synthetic fibers, along with increased production labor and transportation costs which made it more challenging to provide quality merchandise to our customers at an attractive price during that time. Product costs, particularly the cost of cotton, moderated in fiscal 2012, declining to more historical levels in fiscal 2013. We currently expect product costs to remain steady in fiscal 2014.

Engaged and Easy-to-Shop Store Experience

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

In July 2012, we initiated a 28-store pilot program to test various strategies, including increasing inventory and staffing levels, adding a key item table program, updating fixtures, and starting a new employee incentive program to improve service and drive conversion. We added 26 additional stores and one complete district of 14 stores to the pilot program in October 2012 in order to continue to evaluate how these initiatives will work at stores with differing volume levels. In the fourth quarter of fiscal 2012, our pilot test stores experienced a 38% increase in same store sales, as compared to our overall 18.5% increase in same store sales for the quarter.

We added 32 additional stores to the pilot program at the beginning of fiscal 2013, bringing the number of test stores to approximately 100 in total. After analyzing the results of these test stores, we are applying certain initiatives to the remaining store base where appropriate. We will continue to test and evaluate various initiatives with some or all of our stores. In fiscal 2014, we plan on investing additional capital to add incremental fixtures to our stores to ensure that we maximize the initiatives within our product assortment.

Customer/Marketing

Customer communication/customer relationship management/loyalty program

Our marketing efforts continue to be focused on maximizing the benefits of our customer relationship management ("CRM") system database and Friendship Rewards Loyalty Program to strengthen communication with our customers. Friendship Rewards is a point-based program where members earn points based on purchases. After reaching a certain level of accumulated points, members are rewarded with a certificate which may be applied towards purchases at our stores or web sites. The program has helped us build our CRM database allowing us to reach more customers through e-mail and direct mail communication. In fiscal 2013, we placed a greater importance on communicating with our customers via direct mail with fashion and promotional messages designed to drive increased traffic to our store locations and web sites. Overall, we increased the number of pieces mailed by 135%, as compared to fiscal 2012, to 13.6 million. In addition, during fiscal 2013 we continued to stress grass roots marketing efforts, such as in-store fashion shows and calling campaigns, as another means of increasing customer traffic. In fiscal 2014, we plan to continue to leverage our CRM database and increase our direct marketing efforts to drive customer growth and loyalty through refined customer segmentation strategies.

Grow private label credit card program

During the first quarter of fiscal 2012, we launched a private label credit card ("PLCC") program with a sponsoring bank which provides for the issuance of credit cards bearing the Christopher & Banks and C.J. Banks brands. The sponsoring bank manages and extends credit to our customers and is the sole owner of the accounts receivable generated under the program. As part of the program, we received a signing bonus of $0.5 million from the sponsoring bank and earn revenue based on the PLCC usage by our customers. We are pleased with our customers' acceptance of the program and by the end of fiscal 2012 we had opened 281,000 accounts. In fiscal 2013, we continued to have success opening new accounts and ended the fiscal year with 553,000 accounts. In addition to the credit aspect of the PLCC, it is tied into our Friendship Rewards Loyalty Program. For purchases on the PLCC, customers earn 1.5 times the standard loyalty program points. In fiscal 2013, approximately 23% of all sales were on the PLCC. In addition to signing up active customers, the program has been successful in re-engaging lapsed customers and attracting new customers. Of the PLCC customers who purchased in fiscal 2013, 11% represent new customers and 18% represent reactivated customers. Late in fiscal 2013, we added the convenience of in-store payment, giving her another reason to visit the store. In fiscal 2014, we intend to continue to drive sign-up and usage for the PLCC program through accelerated point offers, exclusive cardholder events, and in-store payment ability, which we believe will increase customer spend.

Focus on E-commerce business

In February 2008, we launched separate e-commerce web sites for our Christopher & Banks and C.J. Banks brands at www.christopherandbanks.com and www.cjbanks.com. Today, these sites generally offer the entire assortment of merchandise carried at our Christopher & Banks, C.J. Banks, MPW and outlet stores in addition to exclusive e-commerce products and extended sizes and lengths. Inventory and order fulfillment for our e-commerce operations are handled by a third-party provider.

We increased the focus on our e-commerce business in fiscal 2013 as we believe we have the opportunity to increase traffic by leveraging our existing customer base and acquiring new customers through investments in technology and expertise. In the first quarter of fiscal 2013, we implemented a new platform hosted by our third-party e-commerce provider that provided increased efficiencies in site management, including visual merchandising and promotion management. In addition, we added resources to our e-commerce team including a Vice President as well as an online marketing manager. We also plan to fine-tune our on-line exclusive product assortments to capitalize on our strength in denim, wear-to-work and thematic merchandise, in addition to offering various bottom lengths, including petite and tall, while increasing testing of extended sizes and new merchandise categories.

The web sites referenced above and elsewhere in this Annual Report are for textual reference only and such references are not intended to incorporate our web sites into this Annual Report.

Restructuring/Store Closing Initiative

In the third quarter of the transition period, the Board approved a plan to close approximately 100 stores, most of which were underperforming. Ultimately, 103 stores were identified for closure. Ninety of the 103 stores identified for closure were closed in the transition period, with the remaining 13 stores closed during the first half of fiscal 2012. Additionally, we restructured the occupancy costs for approximately half of our remaining stores and converted or consolidated a number of existing Christopher & Banks and C.J. Banks stores into MPW format stores.

In the transition period, we recorded approximately $21.2 million of restructuring and impairment charges related to this initiative. During fiscal 2012, we recorded a net benefit of $5.2 million related to stores where the amount recorded for net lease termination liabilities exceeded the actual settlements negotiated with landlords. There were no restructuring charges relating to the store closing initiative in fiscal 2013. For further details, please refer to Note 2, Restructuring and Impairment, to the consolidated financial statements.

Growth/MPW

After completing our store closing/restructuring initiative in fiscal 2012, we turned our focus to increasing the number of MPW and outlet stores in fiscal 2013. We began fiscal 2013 with 383 Christopher & Banks stores, 160 C.J. Banks stores, 40 MPW stores and 25 outlet stores. During fiscal 2013, we opened 2 new MPW stores and 6 outlet stores. In addition, we converted 42 existing Christopher & Banks and C.J. Banks stores into 21 MPW stores. In fiscal 2013 we also closed an additional 25 stores, substantially all of which were underperforming.

We ended the fiscal year with 333 Christopher & Banks stores, 135 C.J. Banks stores, 61 MPW stores and 31 outlet stores. Approximately 77% of our leases expire or come up for renewal within the next three fiscal years, which we believe will offer us significant flexibility to convert additional Christopher & Banks ("CB") and C.J. Banks ("CJ") stores into the MPW format.

Existing stores are primarily converted into MPW stores in the following ways:

•	where square footage is adequate: adding CJ product to an existing CB store

•	where square footage is insufficient: closing the CB store, opening a new, larger store and adding CJ product

•	in locations where both a CB and CJ store exist: closing one of the locations and combining the operations into the store that has adequate square footage

•	in locations where both a CB and CJ store exist but square footage is not adequate: closing both stores and opening one new store with adequate square footage to combine operations

During fiscal 2014, we plan on converting approximately 100 current stores into 80 MPW format stores. In addition, we currently plan to open a minimum of 20 new outlet and MPW stores in fiscal 2014. Over the long term, we expect store expansion to be driven primarily through adding new outlet and MPW locations. Our plan to focus on opportunities to convert existing Christopher & Banks and C.J. Banks stores to MPW stores capitalizes on the cross shopping of brands by our customers and has proven to increase sales productivity as well as operating margin.

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

Employees

As of March 1, 2014, we had approximately 1,350 full-time and 3,700 part-time associates. The number of part-time associates typically increases during November and December in connection with the holiday selling season and during our semi-annual Friends & Family events. Approximately 275 of our associates are employed at our corporate office and distribution center facility, with the remaining associates employed in our store field organization. Our employees are not represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and consider our relationship with our employees to be good.

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

Trademarks and Service Marks

Our wholly owned subsidiary, Christopher & Banks Company, is the owner of the federally registered trademarks and service marks “christopher & banks,” which is our predominant private brand, and “cj banks,” our private brand for women sizes 14W to 26W. Management believes these primary marks are important to our business and are recognized in the women’s retail apparel industry. Accordingly, we intend to maintain these marks and the related registrations. U.S. trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade. Management is not aware of any challenges to our right to use either of these marks.

Available Information

We make available, on or through our web site, located at www.christopherandbanks.com under the heading Investor Relations, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

Our business is subject to a variety of risks and thus an investment in our stock is also subject to risk. The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements that are contained in this Annual Report on Form 10-K, as well as certain of our other filings with the Securities and Exchange Commission (“SEC”). Any of the following risks and uncertainties could materially adversely affect our business, financial condition, results of operations, liquidity, the trading price of our stock and the outcome of matters as to which forward-looking statements are made in this report. The risk factors described below should not be construed as an exhaustive list of all the risks we face. There may be others that we do not yet know of or that currently we have deemed not to be material.

All of our stores are located within the United States, making us highly susceptible to macroeconomic conditions in the United States and their impact on consumer demand for our apparel and accessories.

General economic conditions, particularly those in the United States, may adversely affect our business. All of our stores are located within the United States, making our results highly dependent on U.S. macroeconomic conditions and their impact on consumer spending.  The United States economy has improved since the global financial crisis in 2008. However, a prolonged economic downturn and the resulting impact on consumer spending and confidence may adversely affect our results of operations and financial condition. In addition, economic conditions could negatively impact the Company's retail landlords and their ability to maintain their shopping centers in a first-class condition and otherwise perform their obligations, which in turn could negatively impact our sales.

The geographic concentration of our stores makes us particularly susceptible to economic conditions in a small number of states.

A significant portion of our total sales is derived from stores located in ten states:  Illinois, Indiana, Iowa, Michigan, Minnesota, Ohio, Missouri, New York, Pennsylvania and Wisconsin. Therefore, we have particular dependence on local economic conditions in these states. An economic downturn in any of these states that leads to decreased consumer spending could have a disproportionate negative impact on our sales.

The ability to attract customers to our stores that are located in regional malls and other shopping centers depends heavily on the success of the malls and the centers in which our stores are located, and any decrease in customer traffic could cause our sales to be less than expected.

The majority of our current stores are located in shopping malls and other retail centers. Sales at these stores are derived in considerable part from the volume of traffic generated in those malls or retail centers and surrounding areas. To take advantage of customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable locations where competition for suitable store locations is strong. Our stores benefit from the ability of nearby tenants to generate consumer traffic near our stores and the continuing popularity of the regional malls and outlet, lifestyle and power centers where our stores are located. Customer traffic and, in turn, our sales volume may be adversely affected by, among other things, economic downturns nationally or regionally, high fuel prices, increased competition from other retail companies or from non-mall or retail centers where we do not have stores, changes in consumer demographics, the closing of anchor stores or a decline in the popularity of shopping malls and other retail centers among our target customers. A reduction in customer traffic as a result of these or other factors could result in lower sales and leave us with excess inventory. In such circumstances, we may have to respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which could adversely impact our merchandise margins and operating income.

Continuing to improve our store productivity will be largely dependent upon our success in converting stores to the missy, petite and women’s format ("MPW stores") and the performance of our outlet stores, as well as in maintaining or increasing customer traffic in our stores and converting that traffic into sales.

The average sales per square foot in our stores has improved during the recently completed fiscal year, a reflection of the positive effect of our strategic and tactical initiatives. However, the average sales per square foot of our current store base is below historical levels. Improving the profitability of our existing stores and optimizing store productivity is critical to our future growth and profitability. Our ability to increase the productivity of our stores will be largely dependent upon our ability to continue to rationalize our existing store portfolio, primarily through store conversions and new outlets, as well as our ability to generate customer traffic to our stores and to convert that traffic into sales.

Over the past several years, the Company has opened a number of outlet stores and either opened or converted existing stores into MPW stores. We expect that the continued conversion of stores to the MPW format and the opening of additional outlet stores will help to increase our store productivity by eliminating overlap in certain markets and allowing management to focus its resources, such as store merchandise inventories and capital expenditures, on a more streamlined and more productive store base. If the restructured occupancy costs or improvements in store productivity are not at the level that we expect, our revenues, margins, liquidity and results of operations could be adversely affected.

We are subject to risks associated with leasing all of our store locations.

We currently lease all of our store locations. Our leases range from month-to-month to approximately ten years. A number of our leases have early termination provisions if we do not achieve specified sales levels after an initial term and, in some cases, allow us to pay rent based on a percent of sales if we fail to achieve certain specified sales levels. The leases for approximately 60% of our store base expire between March 1, 2014 and January 31, 2016.  We believe that over the last few years we have been able to negotiate favorable rental rates and extend leases due in part to the state of the economy and higher than usual vacancy rates. It is possible this trend may not continue. As a result, we may need to pay higher occupancy costs or close stores, which could adversely impact our financial performance, results of operations and ability to generate cash flow.

Our three- year growth plan is dependent upon our ability to successfully implement our strategic and tactical initiatives.

The Company has implemented a three-year growth plan, beginning for fiscal 2014, that contemplates mid-single-digit annual comparable store sales growth; selling, general and administrative expense leverage; and gross margin expansion intended to result in operating income as a percent of net sales in the high single digits by the third year of the plan. Our ability to achieve our growth plan depends upon a number of factors. If we are unable to successfully implement and execute the strategic and tactical initiatives underlying our growth plan, our results of operations could be adversely affected.

If we are unable to sustain an acceptable level of gross margins, it could have a material adverse impact on our business, profitability and liquidity.

During the fiscal year ending February 1, 2014, the Company improved its gross margins as compared to the prior fiscal year. However, our ability to maintain or improve these margins is subject to a variety of challenges. The apparel industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from customers to reduce the costs of products and changes in consumer spending patterns. These factors may cause us to reduce our sales prices to consumers, which could cause our gross margins to decline if we are unable to appropriately manage inventory levels and/or otherwise offset price reductions with comparable reductions in our operating costs or cost of goods. If our sales prices decline and we fail to sufficiently reduce our product costs or operating expenses, it will adversely impact our operating income. This could have a material adverse effect on our results of operations, liquidity and financial condition.

Our sales and results of operations could be adversely affected if we fail to retain our current leadership team and to attract, develop and retain qualified employees.

Our business requires disciplined execution at all levels of our organization in order to timely deliver and display fashionable, quality merchandise in appropriate quantities in our stores. This execution requires experienced and talented management. We currently have a leadership team with a great deal of experience in apparel retailing. If we were to lose the benefit of this experience, our business, financial condition and results of operations could be materially and adversely affected.  Our future success will also depend considerably on our continued ability to attract and retain highly skilled and qualified personnel at all levels. There is considerable competition for personnel in the retail industry. Like most retailers, we experience significant employee turnover rates, particularly among store sales associates and store managers. We therefore must continually attract, hire and train new personnel to meet our staffing needs. We compete for qualified personnel with companies in our industry and in other industries and qualified individuals may be in short supply in some geographic areas. A significant increase in the turnover rate among our sales associates and managers would increase our recruiting and training costs and could decrease our operating efficiency and productivity. If we are unable to maintain or lower our turnover rate or attract, train, assimilate and retain other skilled personnel in the future, we may not be able to service our customers as effectively, which could impair our ability to increase sales and could otherwise harm our business.

We operate in a highly competitive retail industry. The size and resources of some of our competitors may allow them to compete more effectively than we can, which could reduce our revenues, profits and market share.

The women's specialty retail apparel business is highly competitive. We believe we compete primarily with department stores, specialty stores, discount stores, mass merchandisers and Internet-based retailers that sell women's apparel.  A number of our competitors are companies with greater financial, marketing and other resources available to them and may offer a broader selection of merchandise than we do. They may be able to adapt to changes in customer preferences more quickly, devote greater resources to the marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can. Given greater financial resources and larger staff, our competitors may be better able to prioritize and manage large or complex projects, as well as respond more quickly to economic, operational, regulatory or organizational changes. In addition, the women's specialty apparel industry has become more promotional over the past several years. As a result, we are likely to continue to experience pricing pressure, which in turn could lead to increased marketing expenditures, loss of market share and reduced gross margins. In addition to competing for sales, we compete for favorable store locations, lease terms and qualified associates. Increased competition in these areas may result in higher costs, which could reduce our sales and margins and adversely affect our results of operations.

Our ability to anticipate or react to changing consumer preferences in a timely manner and offer a compelling product at an attractive price impacts our sales, gross margins and results of operations.

Our success largely depends on our ability to consistently gauge and respond on a timely basis to fashion trends and provide a balanced assortment of merchandise that satisfies changing fashion tastes and customer demands for style, fit, quality and price. Forecasting consumer demand for our merchandise is difficult. In addition, our merchandise assortment differs from season to season and, at any given time, our assortment may not resonate with our customers in terms of style, fit, quality or price. On average, we begin the design process for apparel seven to nine months before the merchandise is available to customers, and we typically begin to make purchase commitments four to five months in advance of delivery to stores. These lead times can make it difficult for us to respond quickly to changes in the demand for our products or to adjust the cost of the product in response to customers' fashion or price preferences. Any missteps may affect merchandise desirability and gross margins, and result in excess inventory levels. If we miscalculate either the market for our merchandise or our customers' tastes or purchasing habits, we may have fewer sales at an acceptable mark-up over cost. As a result, we may be required to sell a significant amount of unsold inventory at below average markups over cost, or below cost, which would have an adverse effect on our margins and results of operations. On the other hand, if we underestimate demand for our merchandise, we may experience inventory shortages, resulting in missed sales and lost revenues.

There are risks associated with our e-commerce business.

We sell merchandise over the internet through our web sites, www.christopherandbanks.com and www.cjbanks.com, which represent a modest percentage of our total sales. Our e-commerce operations are subject to numerous risks, including:

•	unanticipated operating problems;

•	rapid technological change;

•	the successful implementation of, and costs to implement, new systems and upgrades;

•	reliance on a single third party relating to the operation of the website, order fulfillment and customer service;

•	reliance on third party computer hardware and software;

•	diversion of sales from our stores;

•	liability for online content;

•	lack of compliance with or violations of applicable state or federal laws and regulations, including those relating to privacy and the resulting impact on consumer purchases;

•	increased and unfavorable governmental regulation of e-commerce (which may include regulation of privacy, data protection, e-commerce payment services and other related topics);

•	credit card fraud;

•	system failures or security breaches and the costs to address and remedy such failures or breaches; and

•	timely delivery of our merchandise to our customers by third parties.

If we do not successfully manage these operations, we may not realize the full benefits of our multi-channel business model, which may adversely affect our results of operations. There also can be no assurance that our e-commerce operations will meet our sales and profitability plans, and the failure to do so could negatively impact our revenues and earnings.

Costs of raw materials, transportation or labor rates may increase, which could erode margins and impact our profitability.

The raw materials used to manufacture our products and our transportation and contract manufacturing labor costs are subject to availability constraints and price volatility. Consequently, higher product costs as a result of one or more of these factors could have a negative effect on our gross profits, as we may not be able to pass such costs on to our customers.

Our reliance on foreign sources of production poses various risks.

For the last fiscal year, we directly imported approximately 37% of our merchandise, and much of the merchandise we purchase domestically is made overseas. Substantially all of our directly imported merchandise is manufactured in Asia.

Because a significant portion of our merchandise is produced overseas, we are subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as:

•	delays in the delivery of cargo;

•	imposition of or increases in duties, taxes or other charges on imports;

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

•
natural disasters, political or military conflicts, disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in affected areas.

Any of the foregoing factors, or a combination of them, could increase our costs or result in our inability to obtain sufficient quantities of merchandise, thereby negatively impacting sales, gross profit and operating income.
It is also possible that the inability of our suppliers to access credit may cause them to extend less favorable terms to us, which could adversely affect our cash flows, margins and financial condition. Additionally, delays by our suppliers in supplying our inventory needs could cause us to incur more expensive transportation charges, which may adversely affect our margins.

Our reliance on a few suppliers means that our business could suffer if we needed to replace them.

We do not own or operate any manufacturing facilities.  Instead we depend on independent third parties to manufacture our merchandise. For the most recently completed fiscal year, our ten largest suppliers accounted for approximately 70% of the merchandise we purchased, and we purchased 19% and 11% of our goods respectively from our two largest suppliers.

We generally maintain non-exclusive relationships with the suppliers that manufacture our merchandise and we compete with other companies for production facilities. As a result, we have no contractual assurances of continued supply or pricing, and any supplier, including our key suppliers, could discontinue selling to us at any time. Moreover, a key supplier may not be able to supply our inventory needs due to capacity constraints, financial instability or other factors beyond our control, or we could decide to stop using a supplier due to quality or other issues. If we determined to cease doing business with one or more of our key suppliers or if a key supplier were unable to supply desired merchandise in sufficient quantities on acceptable terms, we could experience delays in receipt of inventory until alternative supply arrangements were secured. These delays could result in lost sales and a decline in customer satisfaction.

If third parties with whom we do business do not adequately perform their functions, we might experience disruptions in our business, resulting in decreased profits or losses and damage to our reputation.

We depend upon independent third parties, both domestic and foreign, for the manufacture of all of the goods that we sell. The inability of a manufacturer to ship orders in a timely manner or to meet our standards could have a material adverse impact on our business.

We also use third parties in various aspects of our business or to support our operations. We have a long-term contract with a third party to manage much of our e-commerce operations, including order management, order fulfillment and customer service. We rely on third parties to inspect the factories where our products are made for compliance with our vendor code of conduct. We may rely on a third party for the implementation and/or management of certain aspects of our information technology infrastructure. We also rely on third parties to transport merchandise and deliver it to our distribution center, as well as to ship merchandise to our stores and to our third party e-commerce fulfillment center.

Failure by any of these third parties to perform these functions effectively and properly or any disruption in our business relationships with these third parties could negatively impact our operations, profitability and reputation.

Our business could suffer if one or more of our suppliers fails to comply with applicable laws or to follow acceptable labor practices.

We expect the manufacturers of the goods that we sell to operate in compliance with applicable laws and regulations and comply with our social compliance program. Although each of our purchase orders requires adherence to accepted labor practices, applicable laws and compliance with our vendor code of conduct, we do not supervise or control our suppliers or the manufacturers that produce the merchandise we sell. Our staff and the staff of third party auditing services periodically visit or inspect the operations of a number of our independent manufacturers to, among other things, assess compliance with our vendor code of conduct. Nonetheless, the violation of any labor or other laws, or the divergence from ethical labor practices, by any of our suppliers or their U.S. or non-U.S. factories could damage our reputation, interrupt or disrupt shipment of products, result in a decrease in customer traffic to our stores and adversely affect our sales and net income.

Our business could suffer if parties with whom the Company does business become insolvent or otherwise become unable or unwilling to perform their obligations to the Company.

We are party to contracts, transactions and business relationships with various third parties, including vendors, suppliers, service providers and lenders, pursuant to which such third parties have performance, payment and other obligations to us. If any of these third parties were to become subject to bankruptcy, receivership or similar proceedings, our rights and benefits pursuant to these contracts, transactions and business relationships with such third parties could be terminated, modified in a manner adverse to us, or otherwise impaired. We cannot make any assurance that we would be able to arrange alternate or replacement contracts, transactions or business relationships with other third parties on terms as favorable as our existing contracts, transactions or business relationships, if at all. Any inability on our part to do so could negatively affect our cash flows, financial condition and business.

There are risks relating to the transportation of our merchandise to our distribution center, to our stores, and to our e-commerce customers.

We currently rely upon independent third party transportation providers for substantially all of our merchandise shipments, including shipments to our distribution center, our stores, our e-commerce fulfillment center and our e-commerce customers. Our use of outside delivery services for shipments is subject to a variety of risks which may impact a shipper's ability to provide delivery services that adequately meet our shipping needs. If we change shipping companies, we could face logistical difficulties that could adversely impact deliveries and we would incur costs and expend resources in connection with such a change. Moreover, we may not be able to obtain terms as favorable as those received from the independent third party transportation providers we currently use, which would increase our costs. In addition, because the vast majority of our products are shipped by ocean, there are risks associated with a disruption in the operation of ports through which our products are imported. If a disruption occurs, we or our suppliers may have to find alternative shipping methods, possibly at greater expense, increased lead times, and increased costs of our goods with a resulting material adverse effect on our results of operations and cash flows.

We depend on a single facility to conduct our operations and distribute our merchandise. Our business could suffer a material adverse effect if this facility were shut down or its operations severely disrupted.

Our corporate headquarters and our only distribution facility are located in one facility in Plymouth, Minnesota. Our distribution facility supplies merchandise to our retail stores and our third party e-commerce provider. Any serious disruption to our distribution facility or a shut down for any reason, could delay shipments to stores and our e-commerce fulfillment center and result in inventory shortages which could negatively impact our sales and results of operations. In addition, much of our computer equipment and all of our senior management, including critical resources dedicated to merchandising, finance and administrative functions, are located at our corporate headquarters. In the event of a disaster or other calamity impacting our corporate operations, our management and staff would have to find and operate out of other suitable locations. We have little experience operating essential functions away from our main corporate offices and are uncertain what effect operating such satellite facilities might have on business, personnel and results of operations.

Although we maintain business interruption and property insurance, we cannot be assured that our insurance coverage will be sufficient or that any insurance proceeds will be timely paid to us if our distribution center or corporate offices were shut down for any unplanned reason.

Adverse and/or unseasonable weather conditions could have a disproportionate effect on our business, financial condition and results of operations.

Adverse weather conditions in the areas in which our stores are located could have an adverse effect on our business, financial condition and results of operations. For example, inclement weather conditions can make it difficult for our customers to travel to our stores and/or result in temporary store closures or reduced hours of operation. This will likely result in reduced traffic in our stores and a corresponding reduction in sales and gross margin dollars. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our merchandise offerings incompatible with those unseasonable conditions in the affected areas. Such unseasonable weather conditions could have an adverse effect on our business, financial condition and results of operations.

Natural disasters, acts of war, or other catastrophes could adversely affect our financial performance.

The occurrence of one or more natural disasters, pandemic outbreaks, terrorist acts, disruptive global political events, or similar catastrophes could adversely affect our operations and financial performance. To the extent these events result in the closure of our distribution center, corporate headquarters, or a significant number of our stores, or impact one or more of our key third party providers of services or goods, our operations and financial performance could be materially adversely affected. These events also could have indirect consequences, such as loss of property or other damage which may or may not be covered by insurance.

We are heavily dependent on our information technology systems and our ability to maintain and upgrade these systems from time-to-time and operate them in a secure manner.

The efficient operation of our business is heavily dependent on our information technology systems (“IT systems”). In particular, we rely on point-of-sale terminals, which provide information to our host analysis systems used to track sales and inventory. The host systems help integrate our design, third party manufacturing, distribution and financial functions, and we integrate with our reporting service to provide daily financial and sales information. Although our data is backed up and securely stored off-site, our main data center is located at our headquarters in Plymouth, Minnesota. The data center and our operations are vulnerable to damage or interruption from:

•	fire, flood and other natural disasters;

•	power loss, computer systems failures, Internet and telecommunications or data network failure, operator negligence, improper operation by or supervision of employees and similar events;

•	physical and electronic loss of data or security breaches, IT systems appropriation and similar events; and

•	computer viruses or software bugs.

Any disruption in the operation of our IT systems, the loss of employees knowledgeable about such systems or our failure to continue to effectively enhance such systems could interrupt our operations or interfere with our ability to sell goods in-store, which could result in reduced sales and affect our operations and financial performance. In addition, any interruption in the operation of our Internet websites could cause us to lose sales due to the temporary inability of customers to purchase merchandise through our websites.

From time-to-time, we improve and upgrade our IT systems and the functionality of our Internet websites. The cost of any such system upgrades or enhancements can be significant. If we are unable to maintain and upgrade our systems or Internet websites, or to integrate new and updated systems or changes to our Internet websites in an efficient, timely and secure manner, our business, financial condition and results of operations could be materially and adversely affected.

We are subject to cyber security risks and may incur additional expenses in order to mitigate such risks or in response to a security breach. In addition, an incident in which we fail to protect our customers' information against security breaches could result in monetary damages against us and could otherwise damage our reputation, harm our businesses and adversely impact our results of operations.

Our business, and that of our third party service providers, employ systems and websites that are intended to provide secure storage and/or transmission of proprietary or confidential information by us and these third party service providers regarding our business, financial results, customers, employees, job applicants and others, including credit card information and personal identification information. Despite these preventative efforts, security and/or privacy attacks could expose us and our third party service providers to a risk of loss or misuse of this information, litigation and potential liability. Cyber security attacks may be targeted at us, our third party service providers, or our customers. Actual or anticipated attacks may cause us to incur significant additional expense, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants. Any cyber security or security breaches, including any breaches that result in theft, transfer or unauthorized disclosure of customer, employee or company information, or our lack of compliance with information security and privacy laws and regulations may result in a violation of applicable privacy and other laws, significant legal and financial exposure, considerable additional expense, and a loss of confidence in our security measures, which could have an adverse effect on our brand, business and reputation. Experienced computer programmers and hackers, or even internal users, may be able to penetrate, create systems disruptions or cause shutdowns of our information systems or that of third party companies with which we have contracted to manage our private label credit card program or provide payment processing services. As a result, we could incur significant expenses addressing issues created by any such breaches.

We collect and store customer information primarily for marketing purposes.  Some of this information is subject to federal and state privacy laws. These laws and the judicial interpretation of such laws are evolving on a frequent basis. If we fail to comply with these laws, we may be subject to fines or penalties, which could impact our business, financial condition and results of operations. In addition, any compromise of customer information could subject us to customer, third party or government litigation and harm our reputation, which could adversely affect our business and financial condition. Any limitations imposed on the use of such customer information, whether imposed by federal or state governments or business partners, could have an adverse effect on our future marketing activities. Governmental focus on data security and/or privacy may lead to additional legislative action, and the increased emphasis on information security may lead customers to request that we take additional measures to enhance security. As a result, we may have to modify our business with the goal of further improving data security, which would result in increased expenses and operating complexity.
A failure to comply with the Payment Card Industry Data Security Standards could adversely affect our business, financial condition and results of operations.
We are highly dependent on the use of credit cards to complete sale transactions in our stores and through our websites, and because of such use are subject to the Payment Card Industry Data Security Standards (“PCI Standards”). If we fail to comply with the PCI Standards, we may become subject to fines or limitations on our ability to accept credit cards, which could adversely affect our sales and operating income.
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

Our ability to continue to be profitable and to generate positive cash flows is dependent upon many factors, including favorable economic conditions and consumer confidence and our continued ability to execute successfully our financial plan and strategic and tactical initiatives. There can be no assurance that our cash flows from operations will be sufficient at all times to support our Company without additional financing or credit availability.

Should we be unable in the future to borrow under the Credit Facility, it is possible, depending on the cause of our inability to borrow, that we may not have sufficient cash resources for our operations. If that were to occur, our liquidity would be significantly impaired, which could have a material adverse effect on our business, financial condition and results of operations.

Our Credit Facility contains borrowing base restrictions that may limit our ability to access it. It also imposes financial and operating restrictions.

The actual amount of credit that is available from time-to-time under our Credit Facility is limited to a borrowing base amount that is determined according to the value of eligible credit card receivables and inventory, as reduced by certain reserve amounts per the terms of the Credit Facility. Although we currently do not have any borrowings under this facility, we use it periodically for letters of credit, which reduces the amount available for borrowings. Consequently, it is possible that, should we need to access our Credit Facility, it may not be available in full. Moreover, under our Credit Facility, we are subject to various covenants and requirements that limit or restrict our ability to engage in certain financial or operational transactions.  Should we be unable to comply with certain of the covenants and requirements in the Credit Facility, we may be unable to borrow under our Credit Facility.

Access to additional financing from the capital markets may be limited.

While we have availability under our Credit Facility to bolster our liquidity, we may need additional capital to fund our operations, particularly if our operating results and cash flows from operating activities were to decrease or if the Credit Facility were unavailable. The sale of additional equity securities or convertible debt securities in order to improve our liquidity could result in additional dilution to our stockholders. If we borrow under our Credit Facility or incur other debt, our expenses will increase and we could be subject to additional covenants that may restrict our operating flexibility. Newly issued securities may have rights, preferences and privileges that are senior or otherwise superior to those of our common stock. There is no assurance that equity or debt financing will be available in amounts or on terms acceptable to us. Without sufficient liquidity, we will be more vulnerable to any future downturns in our business or the general economy.

Our stock price has fluctuated and may continue to fluctuate considerably.

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

We are subject to numerous regulations and laws that govern our operations, marketing and sale of our merchandise, corporate structure, and financial controls and disclosures. Our policies, procedures and internal controls are designed to comply with those applicable laws and regulations, including those imposed by the SEC and the New York Stock Exchange (“NYSE”), as well as applicable employment, environmental, and consumer protection laws. Any changes in regulations, the imposition of additional regulations or the enactment of any new laws to which we are subject may increase the complexity of the regulatory environment in which we operate and the related cost of compliance. Failure to comply with such laws and regulations may damage our reputation, impact our financial condition and reduce the market price of our stock.

Our ability to maintain the value of our brands and our trademarks impacts our business and financial performance.

The Christopher & Banks and C.J. Banks brand names are integral to our business. Maintaining, promoting, positioning and growing our brands will depend largely on the success of our design, merchandising and marketing efforts and on our ability to provide a consistent and positive customer experience. Our business could be adversely affected if we fail to achieve these objectives for our brands.  In addition, our public image and reputation could be tarnished by negative publicity. Any of these events could negatively impact sales.

We also believe that our “christopher & banks”, “cj banks” and related trademarks are important to our success and we register a number of our trademarks in an effort to protect them. Even though we take actions to establish, register and protect our trademarks and other proprietary rights, we cannot be sure that we will be successful or that others will not imitate or infringe upon our intellectual property rights. In addition, we cannot assure that others will not seek to block the sale of our products as infringements of their trademark and proprietary rights. If we cannot adequately protect our existing and future trademarks or prevent infringement of them, our business and financial performance could suffer. In addition, others may assert rights in, or ownership of, trademarks and other intellectual property rights or in marks that are similar to ours, and we may not be able to successfully resolve these types of conflicts to our satisfaction. Our inability to protect our trademarks could adversely affect our business.

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

In recent years, there has been increasing activity by companies which have acquired intellectual property rights, but do not practice those rights (sometimes referred to as “patent trolls”), to engage in very broad licensing programs aimed at a large number of companies in a wide variety of businesses, or at retail companies specifically. These efforts typically involve proposing licenses in exchange for a payment of money and may also include the threat or actual initiation of litigation for that purpose. Any such litigation can be costly to defend, even if unsubstantiated or invalid. There are two such matters pending against us as to which our third party e-commerce provider has agreed to defend and indemnify us, subject to the terms of our e-commerce agreement with them. We also receive from time-to-time communications from patent trolls relating to their intellectual property and, in some cases, to proposed licenses. It is not possible to predict the impact, if any, of such claims on our business and operations.

Changes in accounting rules and regulations, or failures in our internal controls may adversely affect our results of operations.

Changes to and varying interpretations of existing accounting rules and regulations may occur in the future, as well as new accounting rules or regulations. Such changes could adversely affect our results of operations and financial position.

In addition, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we maintain a documented system of internal controls which is reviewed and monitored by management, who meet regularly with our Audit Committee of the Board of Directors. We believe we have a well-designed system to maintain adequate internal controls over our business. We devote significant resources to document, test, monitor and improve our internal controls and will continue to do so; however, we cannot be certain that these measures will ensure that our controls are adequate in the future or that adequate controls will be effective in preventing fraud. Any failures in the effectiveness of our internal controls or to comply with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our financial condition or operating results or cause us to fail to meet reporting obligations.

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

We may be subject to increased labor costs.

Our retail store operations are subject to federal and state laws governing such matters as minimum wages, working conditions and overtime pay. If federal and state minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage. Similarly, if federal overtime regulations change, more of our employees may be entitled to overtime pay, which could also increase our labor costs. Labor shortages and increased employee turnover could also increase our labor costs. This in turn could lead us to increase prices which could impact our sales. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline.

Continued changes in the health care regulatory environment could cause us to incur additional expense, and our failure to comply with related legal requirements could have a material adverse effect on our business.

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

ITEM 2. PROPERTIES

Store Locations

Our stores are located primarily in shopping malls and retail centers in smaller to mid-sized cities and suburban areas. Approximately 80% of our stores are located in enclosed malls that typically have numerous specialty stores and two or more general merchandise chains or department stores as anchor tenants. The remainder of our Christopher & Banks, C.J. Banks and MPW stores are located in power, strip and lifestyle shopping centers. We opened our first outlet stores in fiscal 2011 and operated stores in 31 outlet centers as of March 1, 2014.

At March 1, 2014 Christopher & Banks, C.J. Banks, MPW and outlet stores averaged approximately 3,300, 3,600, 4,100 and 4,100 square feet, respectively. Approximately 85% of the total aggregate store square footage is allocated to selling space.

At March 1, 2014, we operated 551 stores in 43 states as follows:

State	Christopher & Banks	C.J. Banks	MPW	Outlet	Total Stores
Alabama	1	—	—	—	1
Alaska	—	—	—	—	—
Arizona	5	—	1	—	6
Arkansas	3	—	—	—	3
California	7	—	—	—	7
Colorado	10	3	3	1	17
Connecticut	3	—	—	—	3
Delaware	2	—	—	—	2
Florida	5	—	—	—	5
Georgia	1	—	—	—	1
Hawaii	—	—	—	—	—
Idaho	6	2	1	—	9
Illinois	17	9	5	1	32
Indiana	11	8	3	1	23
Iowa	15	5	5	1	26
Kansas	9	5	2	1	17
Kentucky	9	3	—	—	12
Louisiana	—	—	—	—	—
Maine	3	1	—	—	4
Maryland	5	1	—	—	6
Massachusetts	1	—	1	—	2
Michigan	17	11	4	3	35
Minnesota	21	5	7	3	36
Mississippi	—	—	—	—	—
Missouri	12	10	2	3	27
Montana	3	1	2	—	6
Nebraska	12	7	—	—	19
Nevada	—	—	—	—	—
New Hampshire	3	—	—	—	3
New Jersey	—	—	—	—	—
New Mexico	2	1	—	—	3
New York	12	6	5	1	24
North Carolina	4	—	1	—	5
North Dakota	6	3	—	—	9
Ohio	21	13	6	2	42
Oklahoma	6	1	—	1	8
Oregon	5	1	1	1	8
Pennsylvania	22	9	4	3	38
Rhode Island	—	—	—	—	—

South Carolina	2	—	—	1	3
South Dakota	4	1	2	—	7
Tennessee	5	2	3	1	11
Texas	9	1	—	—	10
Utah	8	3	—	—	11
Vermont	2	—	—	—	2
Virginia	9	4	—	—	13
Washington	11	2	1	3	17
West Virginia	4	2	3	—	9
Wisconsin	10	7	4	4	25
Wyoming	2	2	—	—	4
	325	129	66	31	551

Store Leases

All of our store locations are leased. Lease terms typically include a rental period of 10 years and may contain a renewal option. Leases generally require payments of fixed minimum rent and contingent percentage rent, calculated based on a percent of sales in excess of a specified threshold, as well as other typical charges such as common area maintenance, real estate taxes and insurance.

The following table, which covers all of the stores operated by us at March 1, 2014, indicates the number of leases expiring during the periods indicated and the number of such leases with renewal options. The number of stores with leases expiring in less than twelve months includes those stores which currently are operating on month-to-month terms.

Period	Number of Leases Expiring	Number with Renewal Options
< 12 months	216	2
12-24 months	115	—
25-36 months	92	3
37-48 months	38	—
49-60 months	33	1
> 60 months	57	14
Total	551	20

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers as of March 1, 2014:

Name	Age	Positions and Offices
LuAnn Via	60	President and Chief Executive Officer
Peter G. Michielutti	57	Senior Vice President, Chief Financial Officer
Monica L. Dahl	47	Senior Vice President, Marketing
Luke R. Komarek	60	Senior Vice President, General Counsel and Corporate Secretary
Belinda D. Meier	44	Vice President, Controller
Michelle L. Rice	39	Senior Vice President, Store Operations
Cindy J. Stemper	56	Senior Vice President, Human Resources

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

Monica L. Dahl was elected the Company’s Senior Vice President, Marketing effective April 1, 2013. From November 2011 to April 2013, she served as Senior Vice President, Multi-Channel Marketing, Investor Relations and Business Strategy. From July 2010 through November 2011, Ms. Dahl served as Senior Vice President, e-Commerce, Planning & Allocation, and Strategy. From August 2008 to July 2010, Ms. Dahl served as Senior Vice President, Planning & Allocation and e-Commerce.  From December 2005 to July 2008, she was Executive Vice President and Chief Operating Officer. Ms. Dahl served as Vice President of Business Development from November 2004 to December 2005. Upon joining the Company in May 2004, Ms. Dahl was Director of Business Development. From January 1993 to April 2004, Ms. Dahl held various positions with Wilsons Leather, including Director of Sourcing; Divisional Merchandise Manager - Women's Apparel; Director of Merchandise Planning; and several positions in the Finance Department. Ms. Dahl was with Arthur Andersen LLP from December 1987 to December 1992.

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

Belinda D. Meier joined the Company in November 2013 as Vice President, Controller. From November 2012 until November 2013, she was Vice President, Internal Audit at Nash Finch Company and was its Director of Internal Audit from March 2011 until November 2012. Prior to that, she was at Prime Therapeutics LLC, serving as Chief Internal Auditor from August 2009 until March 2011 and as Senior Director of Finance from December 2007 to August 2009. From May 2007 to December 2007, she was an Account Executive with Robert Half Management Resources. She was at Best Buy Co., Inc. from July 2001 until

May 2007, serving in a variety of financial positions, most recently as Finance Director - Performance Management. Prior to Best Buy, Ms. Meier held a variety of financial or accounting positions with Target, having begun her career with Andersen & Co., where she worked from 1992 to 1994.

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

Cindy J. Stemper was elected the Company's Senior Vice President, Human Resources effective April 1, 2013. From October 2010 to April 2013, she served as the Company’s Vice President, Human Resources. Prior to joining Christopher & Banks, Ms. Stemper worked at MoneyGram International for approximately 25 years in a variety of Human Resources roles, most recently as Executive Vice President, Human Resources and Corporate Services from 2005 to 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol “CBK”. The quarterly high and low closing stock sales price information for our common stock for fiscal 2013 and fiscal 2012 is included in the table below.

	Market Price
Quarter Ended	High	Low
February 1, 2014	$9.25	$5.88
November 2, 2013	$7.56	$5.40
August 3, 2013	$7.83	$5.83
May 4, 2013	$7.00	$5.71
February 2, 2013	$6.49	$2.42
October 27, 2012	$3.75	$2.16
July 28, 2012	$2.10	$1.03
April 28, 2012	$2.78	$1.79

As of March 1, 2014, we had 132 holders of record of our common stock and approximately 4,600 beneficial owners. The last reported sales price on the NYSE of our common stock on March 1, 2014 was $6.66.

The following table sets forth information concerning purchases of our common stock for the quarter ended February 1, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
11/03/2013 - 11/30/2013	1,258	$6.38	—	$—
12/01/2013 - 01/04/2014	583	8.87	—	—
01/05/2014 - 02/01/2014	—	—	—	—
Total	1,841	—	—	—

 (1) The shares of common stock in this column represent shares that were surrendered to us by stock plan participants in order to satisfy minimum withholding tax obligations related to vesting of restricted stock awards.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock (“CBK”) from March 1, 2009 to February 1, 2014 to the cumulative total stockholder return of the S&P 500 Index and the S&P Apparel Retail Index. The comparisons assume $100 was invested on March 1, 2009 in our common stock, the S&P 500 Index and the S&P Apparel Retail Index and also assumes that any dividends are reinvested.
.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited consolidated financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K and the consolidated financial statements and related notes appearing in Item 8 of this Annual Report on Form 10-K.  Fiscal 2012 ended February 2, 2013 consisted of fifty-three weeks and the transition period ended January 28, 2012 consisted of forty-eight weeks. All other years presented consisted of fifty-two weeks.

	Fiscal Year or Transition Period Ended
	(in thousands, except per share amounts)
	February 1, 2014	February 2, 2013	January 28, 2012	February 26, 2011	February 27, 2010
Income Statement Data:
Net sales	$435,754	$430,302	$412,796	$448,130	$455,402
Merchandise, buying and occupancy costs	284,723	303,680	311,925	292,713	289,134
Selling, general and administrative expenses	128,847	129,153	131,259	142,461	138,711
Depreciation and amortization	13,168	18,595	20,202	24,736	25,985
Impairment and restructuring expense (credit)	140	(5,161)	21,183	2,779	2,939
Operating income (loss)	8,876	(15,965)	(71,773)	(14,559)	(1,367)
Other income (expense)	(191)	(14)	324	450	728
Income (loss) before income taxes	8,685	(15,979)	(71,449)	(14,109)	(639)
Income tax provision (benefit)	(5)	97	(387)	8,058	(797)
Net income (loss)	$8,690	$(16,076)	$(71,062)	$(22,167)	$158

Earnings (loss) per common share:
Basic	$0.24	$(0.45)	$(2.00)	$(0.63)	$—
Diluted	$0.23	$(0.45)	$(2.00)	$(0.63)	$—

Weighted average shares outstanding:
Basic	36,246	35,694	35,554	35,392	35,141
Diluted	37,144	35,694	35,554	35,392	35,234

Dividends per share	$—	$—	$0.18	$0.24	$0.24

	As of
	(in thousands, except selected operating data)
	February 1, 2014	February 2, 2013	January 28, 2012	February 26, 2011	February 27, 2010
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$54,056	$40,739	$48,442	$76,772	$99,324
Merchandise inventory	44,877	42,704	39,455	39,211	38,496
Long-term investments	3,143	—	13,284	28,824	13,622
Total assets	148,978	135,932	166,016	234,163	267,297
Total liabilities	62,041	60,466	76,654	69,934	73,567
Stockholders’ equity	86,937	75,466	89,362	164,229	193,730
Working capital	55,811	44,088	45,160	83,415	108,320
Selected Operating Data:
Same-store sales increase (decrease) during period (1)	8.1%	5.7%	(5.2)%	(0.9)%	(15.4)%
Stores at end of period	560	608	686	775	806
Net sales per gross square foot during period (2)	$188	$173	$147	$154	$156

(1) Same store sales data is calculated based on the change in net sales, as compared to the comparable prior period, for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall.  Regardless of location, stores converted to the MPW format are excluded from the same store sales calculation for 13 full months. (See the discussion in Item 1 on "Growth/MPW" for further information.) Stores closed during the year are included in the same store sales calculation only for the full months of the year during which the stores were open. In addition, sales which are initiated in stores but fulfilled through our e-commerce websites are included in the calculation of same store sales.

(2) The computation of net sales per gross square foot includes stores which were open for every month of the fiscal year. Relocated and expanded stores, if any, are included in the calculation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

Executive Overview

Christopher & Banks Corporation, a Delaware corporation, is a Minneapolis, MN-based retailer of women’s apparel and accessories, which operates retail stores through its wholly owned subsidiaries. In January 2012, our Board of Directors (the "Board") amended and restated our By-Laws to provide that our fiscal year ends at the close of business on that Saturday which falls closest to the last day of January. Prior to this change, our fiscal year ended at the close of business on that Saturday which fell closest to the last day of February. In order to transition to the new fiscal calendar, the fiscal year ended January 28, 2012 was shortened from twelve months to eleven months. As a result, this Annual Report on Form 10-K ("Annual Report") covers the following fiscal periods: the twelve months (fifty-two weeks) ended February 1, 2014 ("fiscal 2013"), the twelve months (fifty-three weeks) ended February 2, 2013 (“fiscal 2012”) and the eleven months (forty-eight weeks) ended January 28, 2012 (“transition period” or "transition year"). Therefore, when our results of operations for the transition period are being compared to the results for fiscal 2013 and fiscal 2012, we are comparing results for an eleven-month period to results for a twelve-month period. We believe the change in our fiscal year-end provided certain benefits, including aligning our reporting periods to be more consistent with those of other specialty apparel retail companies.

As of February 1, 2014, we operated 560 stores in 43 states, including 333 Christopher & Banks stores, 135 C.J. Banks stores, 61 MPW concept stores and 31 outlet stores. Our Christopher & Banks brand offers unique fashions and accessories featuring exclusively designed, coordinated assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P. Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W. Our MPW concept and outlet stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the missy, petite and women size customer in one location. We also operate e-Commerce web sites for our two brands at www.christopherandbanks.com and www.cjbanks.com which, in addition to offering the apparel and accessories found in our stores, also offer exclusive sizes and styles available only online.

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

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Same-store sales

Management considers same-store sales to be an important indicator of our performance. Same-store sales results are important in leveraging costs, including store payroll, store occupancy, depreciation and other general and administrative expenses. Year-over-year increases in same-store sales contribute to greater leveraging of costs, while declining same-store sales contribute to deleveraging of costs. Same-store sales results also have a direct impact on our total net sales, cash, cash equivalents, investments and working capital.

Historically, our same store sales data is calculated based on the change in net sales for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall. Stores that are converted to the MPW format, regardless of whether they are relocated, are excluded from the same-store sales calculation for 13 full months following the conversion. Stores closed during the year are included in the same store sales calculation only for the full fiscal months of the year the stores were open. In addition, sales which are initiated in stores but fulfilled through our e-Commerce websites are included in the calculation of same-store sales.

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

Operating income

Our management views operating income as a key indicator of our success. The key drivers of operating income are same-store sales, eCommerce sales, merchandise, buying and occupancy costs and our ability to control our other operating costs.

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

Based on our current plans for fiscal 2014, we believe cash flows from operating activities and working capital will be sufficient to meet our operating and capital expenditures requirements for the fiscal year. We do not anticipate the need to utilize our Credit Facility for any liquidity needs in fiscal 2014, other than to maintain and open letters of credit in the normal course of business. Our operating plan for fiscal 2014 anticipates positive same store sales and improvements in merchandise margins when compared to fiscal 2013. The plan is dependent on our ability to consistently deliver merchandise that is appealing to our customers at a profitable price and to manage our costs effectively in order to satisfy our working capital and other operating cash requirements. Our operating plan is based on a number of assumptions which involve significant judgment and estimates of future performance. If our net sales, gross margins and operating results fall short of our expectations, we may be required to access some, if not all, of our Credit Facility, and potentially require other sources of financing to fund our operations.

We will continue to monitor our performance and liquidity. If we believe it is appropriate or necessary to borrow under the Credit Facility or obtain additional liquidity, we would first consider taking further steps intended to improve our financial position. Steps we may consider include: modifying our operating plan, seeking to reduce costs, decreasing our cash spend and/or capital expenditures, as well as evaluating alternatives and opportunities to obtain additional sources of liquidity through the debt or equity markets. It is possible these actions may not be sufficient or available or, if available, available on terms acceptable to us.

Results of Operations

The following tables set forth consolidated income statement data for fiscal 2013, fiscal 2012 and the transition period and should be read in conjunction with “Selected Financial Data” in Item 6 of this Annual Report on Form 10-K.

Fiscal 2013 Compared to Fiscal 2012

The results below are for the fifty-two week period ended February 1, 2014 (fiscal 2013) compared to the fifty-three week period ended February 2, 2013 (fiscal 2012).

	Fiscal 2013		Fiscal 2012		Change
	$ (in thousands)	% of Sales	$ (in thousands)	% of Sales	$	%
Net sales	$435,754	100.0%	$430,302	100.0%	$5,452	1.3%
Merchandise, buying and occupancy	284,723	65.3	303,680	70.6	(18,957)	(6.2)
Selling, general and administrative	128,847	29.6	129,153	30.0	(306)	(0.2)
Depreciation and amortization	13,168	3.0	18,595	4.3	(5,427)	(29.2)
Restructuring and impairment	140	—	(5,161)	(1.2)	5,301	(102.7)
Total costs and expenses	426,878	98.0	446,267	103.7	(19,389)	(4.3)
Operating income (loss)	8,876	2.0	(15,965)	(3.7)	24,841	(155.6)
Other income (expense)	(191)	—	(14)	—	(177)	1,264.3
Income (loss) before income taxes	8,685	2.0	(15,979)	(3.7)	24,664	(154.4)
Income tax (benefit) provision	(5)	—	97	—	(102)	(105.2)
Net income (loss)	$8,690	2.0%	$(16,076)	(3.7)%	$24,766	(154.1)%

Net Sales.  Net sales for fiscal 2013 were $435.8 million, an increase of $5.5 million or 1.3%, from net sales of $430.3 million for fiscal 2012. The increase in net sales was driven by a same-store sales increase of 8.1% and a $2.0 million or 5.5% increase in non-store initiated eCommerce sales. We operated, on average, 8.5% fewer stores in fiscal 2013 compared to fiscal 2012, and the loss of the fifty-third week negatively impacted fiscal 2013 net sales by $5.1 million.

The same-store sales increase was driven by continued positive acceptance of our revamped merchandise assortment by our customers as evidenced by a 295 basis point, or 9.8%, increase in customer conversion. In addition, higher units per transaction and increased average selling price resulted in a 6.7% increase in average dollar sale. These increases were partially offset by a decline in customer traffic levels in malls in general, as well as a decline specific to Christopher & Banks.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $284.7 million, or 65.3% of net sales in fiscal 2013, compared to $303.7 million, or 70.6% of net sales, in the 2012. This resulted in a 530 basis point increase in our gross profit margin, driven primarily by improved merchandise margins.

The decline in merchandise, buying and occupancy costs as a percent of sales can be attributed to a number of factors. The biggest improvement came from lower markdowns as our customers positively reacted to the changes in our assortment and improved price/value equation. In addition, we saw benefits in our initial mark-up and positive leverage of our occupancy and buying costs as a result of the increase in same-store sales and the closing of underperforming stores.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, exclusive of depreciation and amortization, for fiscal 2013 were $128.8 million, or 29.6% of net sales, compared to $129.2 million, or 30.0% of net sales in fiscal 2012. Total selling, general and administrative expenses declined by 0.2% or 40 basis points as a percent of net sales. On an absolute dollar basis, selling, general and administrative expenses benefited by approximately $2.0 million as a result of fiscal 2013 being a fifty-two week year and fiscal 2012 having fifty-three weeks.

Store-level expense declines can be attributed to operating, on average, 8.5% fewer stores in fiscal 2013 compared to fiscal 2012. In addition to the decline in the absolute dollar amount of store-level expenses, we achieved 187 basis points of positive leverage due to an increase in sales productivity. Offsetting the decline in store-level expenses was an increase in marketing spend, both in direct mail and online spending. In total, marketing spend increased $3.1 million dollars as we increased our direct mail pieces by 135% in fiscal 2013 compared to fiscal 2012. As a percent of net sales, total marketing spend increased to 2.4% in fiscal 2013 from 1.7% in fiscal 2012. The increase in direct mail and online spending is intended to drive traffic and mitigate the traffic declines malls have been experiencing the past several years. Also offsetting the decline in administrative expenses was an accrual for incentive pay based upon the Company achieving various financial goals in fiscal 2013.

Depreciation and Amortization.  Depreciation and amortization expense was $13.2 million, or 3.0% of net sales, in fiscal 2013, compared to $18.6 million, or 4.3% of net sales, in fiscal 2012. The decrease in the amount of depreciation and amortization expense primarily resulted from operating approximately 8.5% fewer stores in fiscal 2013 compared to fiscal 2012. Contributing to the decline was a continued, planned low level of new capital expenditures, as well as more fully depreciated assets as our store base matures.

Operating Income (Loss).  As a result of the foregoing factors, we reported operating income of $8.9 million, or 2.0% of net sales, for fiscal 2013, compared to an operating loss of $16.0 million, or 3.7% of net sales, for fiscal 2012.

Other Income (Expense). Other expense of $0.2 million for fiscal 2013, included interest expense of $0.3 million, partially offset by interest and other income of $0.1 million. For fiscal 2012, other expense included interest expense of $0.1 million, partially offset by a gain on investments of $0.1 million.

Income Tax (Benefit) Provision.  We recorded an income tax benefit of $5 thousand, with an effective tax rate of (0.06)% for fiscal 2013. For fiscal 2012, we recorded income tax expense of $0.1 million, with an effective tax rate of 0.6%. Our effective tax rates for fiscal 2013 and fiscal 2012 reflect the ongoing impact of the valuation allowance on our deferred tax assets.

Net Income (Loss).  As a result of the foregoing factors, we reported net income of $8.7 million, or 2.0% of net sales and $0.23 per diluted share, for fiscal 2013, compared to a net loss of $16.1 million, or 3.7% of net sales and a loss per share of $(0.45) for fiscal 2012.

Fiscal 2012 Compared to the Transition Period

The results below are for the fifty-three week period ended February 2, 2013 (fiscal 2012) compared to the forty-eight week period ended January 28, 2012 (the transition period).

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

When comparing the fifty-three week period ended February 2, 2013 to the fifty-two week period ended January 28, 2012, net sales decreased 1.3% to $430.3 million from $436.2 million. Same store sales increased 5.7% in the fifty-three weeks ended February 2, 2013, compared to the fifty-three weeks ended February 4, 2012. Customer traffic levels were up overall for fiscal 2012, with increases in the first and second quarters driven by heavy discounting and promotional messages. Positive customer response to our merchandise assortments that we began delivering in the summer of fiscal 2012 allowed us to decrease the level of promotional activity in the second half of fiscal 2012. Traffic declined slightly in the fourth quarter, as we were significantly less promotional than in the comparable prior year period, when we offered steep discounts to clear-through slow-selling product and liquidate inventory in closing locations. Customer conversion, the number of units sold per transaction and our average selling price per unit improved throughout fiscal 2012, as customers reacted favorably to more balanced product deliveries.

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

Income Tax Provision (Benefit). We recorded income tax expense of approximately $0.1 million, with an effective tax rate of 0.6%, for fiscal 2012. In the transition period, we recorded an income tax benefit of $0.4 million, with an effective tax rate of (0.5)%. Our effective tax rates for fiscal 2012 and the transition period reflect the ongoing impact of the valuation allowance on our deferred tax assets.

Net Loss. As a result of the foregoing factors, we reported a net loss of $16.1 million, or 3.7% of net sales and $(0.45) per share, for fiscal 2012, compared to a net loss of $71.1 million, or 17.2% of net sales and $(2.00) per share, for the transition period.

Fiscal 2014 Outlook

First Quarter Outlook
Our results of operations for fiscal 2013 reflect the benefits of our strategic initiatives, including improved same-store sales and margin improvement, compared to fiscal 2012. We expect same-store sales for the thirteen weeks ending May 3, 2014, to be relatively flat compared to the prior year's comparable thirteen-week period. This follows a comparable-store sales increase of 23.4% for the first quarter of fiscal 2013 and represents an acceleration in the two-year, stacked comparable-store sales growth from the fourth quarter of fiscal 2013. The guidance for first quarter sales is based on improved weather over the remainder of the quarter.

We expect to achieve approximately 50 to 70 basis points of gross margin improvement in the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013, driven by improved merchandise margins The impact of weather on net sales in the first quarter is expected to have a slight deleveraging effect on the fixed-cost components of gross margin. February sales results in 2014, particularly the first two weeks, were significantly impacted by the extraordinarily severe winter weather in areas of the country where we have the majority of our stores. We expect selling, general and administrative expense dollars for the first quarter of fiscal 2014 to be flat compared to the $32.7 million for the first quarter of fiscal 2013. Included in the fiscal 2014 amount is approximately $0.9 million of increased marketing spend.

We expect to recognize a nominal tax expense for the first quarter, which represents minimum taxes and fees.

We expect inventory levels in the first quarter of fiscal 2014 to remain higher than last year's first quarter, at a level similar to the increase at the end of fiscal 2013. One factor contributing to that increase is the addition of C.J. Banks ("CJ") product to 50 Christopher & Banks ("CB") stores at the beginning of the second quarter. Therefore, we expect that inventory to be on hand at the end of the first quarter. Second, we expect it will take a couple of quarters of sales performance to optimize our core inventory levels.

We anticipate opening two new outlet stores in the first quarter of 2014. We also plan to convert 16 CB/CJ stores to eight MPW stores and to close three CB stores, replacing them with three new MPW stores in the first quarter.

Full Year Outlook
We expect average store count to be down approximately 7% for fiscal 2014 and average square footage to decline by approximately 4% as compared to the comparable prior year. Capital expenditures are expected to be approximately $23 million to $25 million, reflecting new store openings, MPW relocations and adding new fixtures in all stores.

We expect to have a significant amount of store activity in fiscal 2014. During the second quarter we anticipate adding CJ product to approximately 50 CB only stores and converting them to our MPW format. Also during the year we plan to: 1) close 20 CB and CJ stores, and convert them into 10 MPW stores in the existing space; 2) close 16 CB and CJ stores and relocate to eight new MPW stores; and 3) close ten CB stores and replace each with an MPW store in a new location. In addition, we currently have identified 20 sites for new stores in fiscal 2014, eight MPW stores and 12 outlet stores. We are also looking to open at least another ten stores based upon the availability of locations that meet our criteria. We expect to end the fiscal year with 550 to 560 stores, which will equate to a 2% increase in total square footage as compared to the end of fiscal 2013.

As we convert stores to the MPW format, they are considered "new" stores and therefore drop out of the comparable store base for a period of 13 months. Depending on the type of MPW store conversion executed (see discussion in "Growth/MPW" section of Item 1), the impact on sales will vary. We anticipate a sales increase in stores where we introduce CJ product for the first time. The collapsed and combined stores are generally modeled to have an overall drop in sales, but higher sales per square foot and four-wall profitability. Relocations are generally modeled for improved sales productivity with no initial meaningful change in store volume.

Depreciation and amortization for the year is expected to be between $12.5 million and $13.0 million.

The effective tax rate for the year is subject to minimum fees and taxes, reserve releases and an evaluation of the need for a continued valuation allowance on our deferred tax asset. While we will not be paying any cash taxes other than minimums, the potential exists, given our return to profitability, that our valuation reserve may be reversed in fiscal 2014.

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

Based on our current plans for fiscal 2014, we believe cash flows from operating activities and working capital will be sufficient to meet our operating and capital expenditures requirements for the fiscal year. We do not anticipate the need to utilize our Credit Facility for any liquidity needs in fiscal 2014, other than to maintain and open letters of credit in the normal course of business. Our operating plan for fiscal 2014 contemplates positive same store sales and improvements in merchandise margins when compared to fiscal 2013. The plan is dependent on our ability to consistently deliver merchandise that is appealing to our customers at a profitable price and to manage our costs effectively in order to satisfy our working capital and other operating cash requirements. Our operating plan is based on a number of assumptions which involve significant judgment and estimates of future performance. If our net sales, gross margins and operating results fall short of our expectations, we may be required to access some, if not all, of our Credit Facility, and potentially require other sources of financing to fund our operations.

We will continue to monitor our performance and liquidity and, if we believe it is appropriate or necessary to borrow under the Credit Facility or obtain additional liquidity, we would first consider taking further steps intended to improve our financial position. Steps we may consider include: modifying our operating plan, seeking to reduce costs, decreasing our cash spend and/or capital expenditures, as well as evaluating alternatives and opportunities to obtain additional sources of liquidity through the debt or equity markets. It is possible these actions may not be sufficient or available or, if available, available on terms acceptable to us.

The following table summarizes our cash flows for the fifty-two weeks ended February 1, 2014, fifty-three weeks ended February 2, 2013 and forty-eight weeks ended January 28, 2012 (in thousands):

	Fiscal 2013	Fiscal 2012	Transition Period
Net cash provided by (used in) operating activities	$25,054	$(17,441)	$(25,880)
Net cash (used in) provided by investing activities	(24,722)	17,815	29,515
Net cash provided by (used in) financing activities	3	(417)	(6,565)
Net increase (decrease) in cash and cash equivalents	$335	$(43)	$(2,930)

Net cash provided by operating activities - Fiscal 2013

Net cash provided by operating activities in fiscal 2013 totaled $25.1 million, an improvement of $42.5 million from cash used in operating activities of $(17.4) million in fiscal 2012. Significant fluctuations in our working capital accounts in fiscal 2013 included a $2.2 million increase in merchandise inventories, a $1.2 million decrease in accounts receivable, and a $3.2 million increase in accrued liabilities. The increase in merchandise inventories is due to our investment in core merchandise programs such as denim, signature slimming bottoms, wrinkle resistant shirts, and wear-to-work items. The decrease in accounts receivable is due to lower sales at the end of January compared to the prior year, the result of unseasonably cold weather and snow. The increase in accrued liabilities resulted from an increase in incentive compensation based upon the Company achieving various financial goals in fiscal 2013 and an increase in accrued occupancy expenses as more stores were surpassing their sales breakpoint.

Net cash used in operating activities - Fiscal 2012

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

Significant fluctuations in our working capital accounts in fiscal 2012 included an $8.0 million decrease in lease termination liabilities, a $3.9 million decrease in accrued liabilities, a $3.5 million increase in prepaid expenses, a $3.2 million increase in merchandise inventories and a $3.0 million increase in accounts payable. The liability for lease terminations decreased as we negotiated settlements with landlords related to all of the 103 stores closed as part of our restructuring initiative. The reduction in accrued liabilities was driven by a decrease in the liability for gift cards issued and a reduction in accrued payroll resulting from a shift in the timing of pay periods at the end of fiscal 2012 compared to the end of the transition period. The increase in prepaid expenses resulted from a shift in the timing of rent payments at the end of fiscal 2012 as store rent payments for February 2013 were paid in January 2013. The increase in merchandise inventories and accounts payable was mainly due to a 21% increase in inventory levels per store at the end of fiscal 2012, when compared to the end of the transition period. The increase in per-store inventory was attributable to the acceleration of spring product receipts and higher inventory levels to support anticipated fiscal 2013 first quarter sales levels.

The remainder of the change in cash used in operating activities was substantially the result of the net loss realized in fiscal 2012, after adjusting for non-cash charges including depreciation and amortization, deferred lease related liabilities and stock-based compensation expense, combined with various changes in our other operating assets and liabilities.

Net cash used in investing activities - Fiscal 2013

Net cash used by investing activities in fiscal 2013 totaled $24.7 million, a decrease of $42.5 million from net cash provided by investing activities of $17.8 million during fiscal 2012. Net cash used by investing activities in fiscal 2013 consisted of the purchase of available-for-sale investments and investment in new stores and other capital expenditures.

Net cash provided by investing activities - Fiscal 2012

Net cash provided by investing activities in fiscal 2012 totaled $17.8 million, a decrease of $11.7 million from net cash provided by investing activities of $29.5 million during the transition period. Net cash provided by investing activities in fiscal 2012 consisted of $21.4 million of sales of investments, partially offset by $3.6 million of capital expenditures. We opened six new stores in fiscal 2012 and made investments in our information technology infrastructure and visual merchandise displays and fixtures.

Net cash provided by financing activities - Fiscal 2013

Net cash provided by financing activities in fiscal 2013 totaled approximately $0.0 million, a decrease of $0.4 million from $0.4 million in fiscal 2012. No dividends were paid by the Company in either fiscal 2013 or fiscal 2012.

Net cash used in financing activities - Fiscal 2012

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

We had no revolving credit loan borrowings under the Credit Facility during fiscal 2013 and fiscal 2012 or under our previous credit facility in fiscal 2012 or the transition period. Historically, we have utilized our credit facility only to open letters of credit. The total Borrowing Base at February 1, 2014 was approximately $30.5 million. As of February 1, 2014, we had open on-demand letters of credit of approximately $1.0 million. Accordingly, after reducing the Borrowing Base for the open letters of credit and the required minimum availability of $3.0 million, or 10.0% of the Borrowing Base, the net availability of revolving credit loans under the Credit Facility was approximately $26.4 million at February 1, 2014.

Contractual Obligations

The following table summarizes our contractual obligations at February 1, 2014 (in thousands):

		Payments Due In
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	106,825	31,423	39,663	18,854	16,885
Total	$106,825	$31,423	$39,663	$18,854	$16,885

The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, excluding interest and penalties, was approximately $0.8 million at February 1, 2014. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities.

Our contractual obligations include operating leases for each of our retail store locations and vehicles. The amount for operating leases reflected in the table above includes future minimum rental commitments only and excludes common area maintenance charges, real estate taxes and other costs associated with operating leases. These types of costs, which are not fixed and determinable, totaled $17.8 million, $20.7 million and $25.0 million in fiscal 2013, fiscal 2012 and the transition period, respectively.

At February 1, 2014, we had no other contractual obligations relating to short or long-term debt, capital leases or non-cancelable purchase obligations. In addition, we had no contractual obligations relating to the other liabilities recorded in our balance sheet under accounting principles generally accepted in the U.S.

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

Related Party Transactions

We, or our subsidiaries, have for the past several years purchased goods from G-III Apparel Group Ltd. (“G-III”) or its related entities. On January 3, 2011, Morris Goldfarb, the Chairman of the Board and Chief Executive Officer of G-III, became a director of the Company. On June 27, 2013, Mr. Goldfarb ceased to be a member of the Board as he did not stand for re-election at the Company's annual meeting of stockholders. In fiscal 2013, fiscal 2012 and the transition period, payments made by the Company and its subsidiaries to G-III and its related entities aggregated approximately $1.2 million, $1.4 million and $2.5 million, respectively. As of February 1, 2014 and February 2, 2013, we had a balance due to G-III or its related entities of approximately $0.1 million and $0.2 million, respectively. We have evaluated the terms and considerations for such related party transactions and have determined the terms are comparable to amounts that would have to be paid to, or received from, independent third-parties.

Sourcing

We directly imported approximately 37% of our merchandise purchases in fiscal 2013, compared to approximately 28% and 16% in fiscal 2012 and the transition period, respectively. A significant amount of our merchandise was manufactured overseas in each of these fiscal years, primarily in China and Indonesia. In fiscal 2013, fiscal 2012 and the transition period, approximately 5%, 6% and 7%, respectively, of our merchandise was manufactured in the United States. This reliance on sourcing from foreign countries may cause us to be exposed to certain risks as indicated below and in Part I, “Item 1A. Risk Factors” in this Annual Report.

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

We do not have long-term purchase commitments or arrangements with any of our suppliers or agents. Our ten largest vendors represented approximately 70%, 56% and 55% of our total merchandise purchases in fiscal 2013, fiscal 2012 and the transition period, respectively. One of our suppliers accounted for approximately 19%, 18%, and 19% of our purchases during fiscal 2013, fiscal 2012 and the transition period, respectively. Another supplier accounted for approximately 11% of our purchases during fiscal 2013, 12% of our purchases in fiscal 2012, and 12% during the transition period. Our vendors produce the majority of the goods sold to us in China and Indonesia. Although we have strong relationships with our vendors, there can be no assurance that these relationships can be maintained in the future or that these vendors will continue to supply merchandise to us. If there should be any significant disruption in the supply of merchandise from these vendors, management believes that it will be able to shift production to other suppliers to continue to secure the required volume of product. Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on our financial position or results of operations.

We currently expect product costs to remain stable in fiscal 2014.

Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, consumer confidence, customer response to our seasonal merchandise mix, timing of new store openings, adverse weather conditions, and shifts in the timing of certain holidays and shifts in the timing of promotional events.

Inflation

We do not believe that inflation had a material effect on our results of operations in fiscal 2013 or fiscal 2012. Throughout the transition period, our merchandise costs were impacted by higher prices for cotton and synthetic fibers, along with increased production labor and transportation costs. In addition, improvements in quality, construction, and fit also resulted in higher product costs. Although we passed some of these price increases on to our customers during the transition period ended January 28, 2012, there was considerable resistance to higher prices.

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

Fair value is determined by a discounted cash flow analysis. In determining future cash flows, we use our best estimate of future operating results and utilize market participant-based assumptions. In fiscal 2013, consistent with our operating plans, we assumed gradual sales improvements in each of the next three fiscal years. Future growth in same-store sales beyond three years was based on our historical same-store sales growth rates. In situations where estimated future undiscounted store cash flows were less than the carrying value of store assets, fair value was determined using discounted cash flows.

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

Included in the review is the assessment of the recoverability of the carrying value of the assets related to the corporate office and distribution center. As these assets do not have identifiable cash flows that are largely independent of store cash flows, we utilize a residual approach where the carrying value of the corporate and distribution center assets are compared with the estimated undiscounted future cash flows available from the stores remaining after any impairment losses. If the estimated undiscounted future cash flows are less than the carrying value of the assets related to the corporate office and distribution center, an impairment charge is recorded for the difference between the assets’ fair value and carrying value.

We recorded long-lived store-level asset impairment charges of approximately $0.1 million, $0.4 million and $11.4 million in fiscal 2013, fiscal 2012, and the transition period, respectively, related to underperforming Christopher & Banks and C.J. Banks store locations.

Customer loyalty program

During the first quarter of fiscal 2011, we launched our Friendship Rewards Loyalty Program. Under the program, customers accumulate points based on purchase activity. Once a Friendship Rewards member achieves a certain point level, the member earns awards certificates that may be redeemed for merchandise. Points are accrued as unearned revenue and recorded as a reduction of net sales and a current liability as they are accumulated by members and certificates are earned. A liability of $4.0 million as of February 1, 2014, and $3.9 million as of February 2, 2013, is included in other accrued liabilities on our consolidated balance sheet and is recorded net of estimated breakage based on redemption patterns and trends. Revenue and the related cost of sales are recognized upon redemption of the reward certificates, which expire approximately six weeks after issuance.

Income taxes

As of February 1, 2014, we had a full valuation allowance against our net deferred tax assets.  Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income.  We have incurred a net cumulative loss as measured by the results of the prior three years. ASC 740 “Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period. Forming a conclusion that a valuation allowance is not needed is difficult when negative evidence such as cumulative losses exists. As a result of our evaluation, we have concluded that there is insufficient positive evidence to overcome the negative evidence related to our cumulative losses.  Accordingly, we have maintained the full valuation allowance against our net deferred tax assets established in the third quarter of fiscal 2011. We will continue to monitor any positive evidence that arises as we evaluate the timing and necessity of reversing all or any portion of the valuation allowance. Recording the valuation allowance does not prevent us from using the deferred tax assets in the future when profits are realized. The Company has analyzed equity ownership changes and determined our net operating losses will not be limited under IRC Section 382. Our valuation allowance against deferred tax assets totaled $42.2 million and $46.2 million at February 1, 2014 and February 2, 2013, respectively.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. The guidance became effective for the Company’s interim and annual reporting periods beginning after December 15, 2012, and applied prospectively. The adoption of this guidance did not have a material impact on the Company's financial condition, results of operations or disclosures.

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

We are exposed to limited market risk from changes in interest rates relating to our investments. The potential immediate loss to us that would result from a hypothetical 1% change in interest rates would not be expected to have a material impact on our earnings or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Christopher & Banks Corporation:

We have audited the accompanying consolidated balance sheets of Christopher & Banks Corporation and subsidiaries as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 1, 2014. We also have audited Christopher & Banks Corporation’s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Christopher & Banks Corporation's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Christopher & Banks Corporation and subsidiaries as of February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 1, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, Christopher & Banks Corporation maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Minneapolis, Minnesota
March 21, 2014

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	February 1, 2014	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$41,074	$40,739
Short-term investments	12,982	—
Accounts receivable	2,428	3,630
Merchandise inventories	44,877	42,704
Prepaid expenses and other current assets	7,334	6,823
Income taxes receivable	310	405
Other current assets	74	—
Total current assets	109,079	94,301
Property, equipment and improvements, net	36,458	41,230
Long-term investments	3,143	—
Other assets	298	401
Total assets	$148,978	$135,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,198	$22,586
Accrued salaries, wages and related expenses	6,322	4,217
Other accrued liabilities	23,748	23,410
Total current liabilities	53,268	50,213
Non-current liabilities:
Deferred lease incentives	4,773	5,665
Deferred rent obligations	2,860	2,959
Other non-current liabilities	1,140	1,629
Total non-current liabilities	8,773	10,253

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 46,214 and 46,755 shares issued, and 36,423 and 36,964 shares outstanding at February 1, 2014 and February 2, 2013, respectively	461	467
Additional paid-in capital	122,416	119,632
Retained earnings	76,768	68,078
Common stock held in treasury, 9,791 shares at cost at February 1, 2014 and February 2, 2013	(112,711)	(112,711)
Accumulated other comprehensive income	3	—
Total stockholders’ equity	86,937	75,466
Total liabilities and stockholders’ equity	$148,978	$135,932

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fifty-Two Weeks Ended	Fifty-Three Weeks Ended	Forty-Eight Weeks Ended
	February 1, 2014	February 2, 2013	January 28, 2012

Net sales	$435,754	$430,302	$412,796
Costs and expenses:
Merchandise, buying and occupancy	284,723	303,680	311,925
Selling, general and administrative	128,847	129,153	131,259
Depreciation and amortization	13,168	18,595	20,202
Restructuring and impairment	140	(5,161)	21,183
Total costs and expenses	426,878	446,267	484,569
Operating income (loss)	8,876	(15,965)	(71,773)
Other income (expense)	(191)	(14)	324
Income (loss) before income taxes	8,685	(15,979)	(71,449)
Income tax provision (benefit)	(5)	97	(387)
Net income (loss)	$8,690	$(16,076)	$(71,062)

Net income (loss) per common share:
Basic	$0.24	$(0.45)	$(2.00)
Diluted	$0.23	$(0.45)	$(2.00)

Weighted average number of common shares outstanding:
Basic	36,246	35,694	35,554
Diluted	37,144	35,694	35,554

Dividends per share	$—	$—	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fifty-Two Weeks Ended	Fifty-Three Weeks Ended	Forty-Eight Weeks Ended
	February 1, 2014	February 2, 2013	January 28, 2012

Net income (loss)	$8,690	$(16,076)	$(71,062)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities arising during the period, net of taxes of $0, $(1) and $83	3	(2)	230
Reclassification adjustment for gains included in net income (loss), net of taxes of $0, $39 and $68	—	(60)	(103)
Total other comprehensive income (loss)	3	(62)	127
Comprehensive income (loss)	$8,693	$(16,138)	$(70,935)

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock
	Shares Issued		Shares Held in Treasury	Shares Outstanding	Amount Outstanding	Amount Held in Treasury	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
February 26, 2011	45,432		9,791	35,641	$454	$(112,711)	$114,909	$161,642	$(65)	$164,229

Total comprehensive loss	—		—	—	—	—	—	(71,062)	127	(70,935)
Issuance of restricted stock, net of forfeitures	387		—	387	4	—	(143)	—	—	(139)
Tax deficiency on stock-based compensation	—		—	—	—	—	(137)	—	—	(137)
Stock-based compensation expense	—		—	—	—	—	2,770	—	—	2,770
Dividends paid ($0.18 per share)	—		—	—	—	—	—	(6,426)	—	(6,426)
January 28, 2012	45,819		9,791	36,028	$458	$(112,711)	$117,399	$84,154	$62	$89,362

Total comprehensive loss	—		—	—	—	—	—	(16,076)	(62)	(16,138)
Issuance of restricted stock, net of forfeitures	936		—	936	9	—	(75)	—	—	(66)
Stock-based compensation expense	—		—	—	—	—	2,308	—	—	2,308
February 2, 2013	46,755		9,791	36,964	$467	$(112,711)	$119,632	$68,078	$—	$75,466

Total comprehensive income	—		—	—	—	—	—	8,690	3	8,693
Stock issued upon exercise of options	56	—	—	56	1	—	2	—	—	3
Issuance of restricted stock, net of forfeitures	(597)		—	(597)	(7)	—	6	—	—	(1)
Stock-based compensation expense	—		—	—	—	—	2,776	—	—	2,776
February 1, 2014	46,214		9,791	36,423	$461	$(112,711)	$122,416	$76,768	$3	$86,937

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fifty-Two Weeks Ended	Fifty-Three Weeks Ended	Forty-Eight Weeks Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Cash flows from operating activities:
Net income (loss)	$8,690	$(16,076)	$(71,062)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,168	18,595	20,202
Impairment of store assets	140	424	11,445
Amortization of discount (premium) on investments	56	(444)	74
Amortization of financing costs	73	35	—
Deferred lease-related liabilities	(1,819)	(7,216)	(6,599)
Stock-based compensation expense	2,776	2,308	2,770
Loss on disposal of assets	9	52	106
Gain on investments, net	—	(76)	(122)
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,202	19	318
Increase in merchandise inventories	(2,173)	(3,249)	(244)
Increase in prepaid expenses and other current assets	(585)	(3,535)	(1,300)
Decrease in income taxes receivable	95	783	5,113
Decrease in other assets	30	180	48
Increase in accounts payable	612	2,952	2,497
Increase (decrease) in accrued liabilities	3,240	(3,871)	3,455
(Decrease) increase in lease termination liabilities	—	(8,032)	8,032
Decrease in other liabilities	(460)	(290)	(613)
Net cash provided by (used in) operating activities	25,054	(17,441)	(25,880)
Cash flows from investing activities:
Purchases of property, equipment and improvements	(8,544)	(3,623)	(11,742)
Proceeds from sale of furniture, fixtures and equipment	—	35	143
Purchases of available-for-sale investments	(24,484)	—	(35,713)
Redemptions of available-for-sale investments	8,306	21,403	76,827
Net cash (used in) provided by investing activities	(24,722)	17,815	29,515
Cash flows from financing activities:
Deferred financing costs	—	(350)	—
Shares redeemed for payroll taxes	(211)	(67)	(139)
Exercise of stock options	214	—	—
Dividends paid	—	—	(6,426)
Net cash provided by (used in) financing activities	3	(417)	(6,565)
Net increase (decrease) in cash and cash equivalents	335	(43)	(2,930)
Cash and cash equivalents at beginning of period	40,739	40,782	43,712
Cash and cash equivalents at end of period	$41,074	$40,739	$40,782

Supplemental cash flow information:
Interest paid	$253	$130	$2
Income taxes (refunded) paid	$215	$(622)	$500
Accrued purchases of equipment and improvements	$304	$269	$52
The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Nature of Business and Significant Accounting Policies

Christopher & Banks Corporation, through its wholly owned subsidiaries (collectively referred to as “Christopher & Banks”, “the Company”, “we” or “us”), operates retail stores selling women’s apparel in the United States ("U.S."). The Company operated 560, 608 and 686 stores as of February 1, 2014, February 2, 2013 and January 28, 2012, respectively. The Company also operates separate e-commerce web sites for its Christopher & Banks and C.J. Banks brands at www.christopherandbanks.com and www.cjbanks.com.

Fiscal year and basis of presentation

On January 6, 2012, the Company's Board of Directors (the "Board") amended and restated the Company's By-Laws to provide that the fiscal year ends at the close of business on that Saturday in January or February which falls closest to the last day of January. Prior to this change, the fiscal year ended at the close of business on that Saturday in February or March which fell closest to the last day of February. In order to transition to the new fiscal calendar, the fiscal year ended January 28, 2012 was shortened from twelve months to eleven months, resulting in a forty-eight week transition period (the "transition period"). The fiscal years ended February 2, 2014 (“fiscal 2013”) and February 2, 2013 ("fiscal 2012") consisted of fifty-two weeks and fifty-three weeks, respectively.

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

Investments

Investments are accounted for in accordance with Accounting Standards Codification ("ASC") 320-10, “Investments — Debt and Equity Securities.” At February 1, 2014, the Company's investment balances consisted solely of available-for-sale securities and were valued at fair value in accordance with ASC 820-10 “Fair Value Measurements.” There were no investments as of February 2, 2013.

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

Fair value is determined by a discounted cash flow analysis. In determining future cash flows, the Company uses its best estimate of future operating results and utilizes market participant based assumptions. Consistent with current operating plans, sales improvements were assumed over the next three fiscal years. Subsequent future growth in same-store sales is based on historical same-store sales growth rates.

The projection of future cash flows involves the use of significant estimates and assumptions, including estimated sales, merchandise margin and expense levels, and the selection of an appropriate discount rate, therefore differences in circumstances or estimates could produce different results. The current challenging economic environment and competitive retail landscape makes it reasonably possible that additional long-lived asset impairments could be identified and recorded in future periods.

Included in the review is the assessment of the recoverability of the carrying value of the assets related to the corporate office and distribution center. As these assets do not have identifiable cash flows that are largely independent of store cash flows, the Company utilized a residual approach where the carrying value of the corporate office and distribution center assets are compared with the estimated undiscounted future cash flows available from the stores remaining after any impairment losses. If the estimated undiscounted future cash flows are less than the carrying value of the assets related to the corporate office and distribution center, an impairment charge is recorded for the difference between the assets’ fair value and carrying value.

Common stock held in treasury

Treasury stock is accounted for under the cost method, whereby stockholders’ equity is reduced for the total cost of the shares repurchased.

Revenue recognition

Sales are recognized at the point of purchase when a customer takes possession of the merchandise and pays for the purchase with cash, credit card, debit card or gift card. The Company's e-Commerce operation records revenue upon the estimated date the customer receives the merchandise. Shipping and handling revenues are included in net sales. Sales are recognized net of a sales return reserve, which is based on historical sales return data and is not material. Sales taxes collected from customers are remitted to the appropriate taxing jurisdictions and are excluded from net sales.

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

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising costs for fiscal 2013, fiscal 2012 and the transition period, were approximately $7.4 million, $4.8 million and $6.3 million, respectively.

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

Private label credit card program

During the first quarter of fiscal 2012, the Company launched a private label credit card program with a sponsoring bank which provides for the issuance of credit cards bearing the Christopher & Banks and C.J. Banks brands. The sponsoring bank manages and extends credit to the Company's customers and is the sole owner of the accounts receivable generated under the program. As part of the program, the Company received a signing bonus of approximately $0.5 million from the sponsoring bank and also earns revenue based on card usage by its customers. The deferred signing bonus is included in other liabilities and is recognized in net sales ratably over the term of the contract. The other revenue based on customer usage of the card is recognized in net sales in the periods in which the related customer transaction occurs. During fiscal 2013 and fiscal 2012, the Company recognized approximately $0.6 million and $0.9 million, respectively, in net royalty revenue included in net sales. In addition, the sponsoring bank reimburses the Company for certain marketing expenditures related to the program, subject to an annual cap on the amount of reimbursable expenses.

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

Segment reporting

The Company operates in the retail apparel industry in which it designs, sources and sells women’s apparel and accessories catering to customers generally ranging in age from 45 to 60 who are typically part of a segment of the female baby boomer demographic. The Company has identified two operating segments (Christopher & Banks stores and C.J. Banks stores) as defined by ASC 280, “Disclosures about Segments of an Enterprise and Related Information.” The Christopher & Banks and C.J. Banks operating segments have been aggregated into one reportable segment based on the similar nature of products sold, methods of sourcing, merchandising and distribution processes involved, target customers and economic characteristics of the two operating segments. For details regarding the operating performance of the Company's reportable segment, see Note 18, Segment Reporting.

Recently issued accounting pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. The guidance was effective for the Company’s interim and annual reporting periods beginning after December 15, 2012, and applied prospectively. The adoption of this guidance did not have a material impact on the Company's financial condition, results of operations or disclosures.

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

NOTE 2 — Restructuring and Impairment

Transition Period Activity

In the third quarter of the transition period, the Company announced that, following an in-depth analysis of its store portfolio, the Board approved a plan to close approximately 100 stores, most of which were underperforming. Ultimately 103 stores were identified for closure. Ninety of the 103 stores identified for closure were closed in the transition period with the remaining 13 stores closed during the first half of fiscal 2012. This completed the store closures related to the restructuring initiative. Additionally, the Company restructured the occupancy costs of a majority of its remaining stores, and converted or consolidated a number of existing Christopher & Banks and C.J. Banks stores into MPW stores.

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

The Company did not have any additional payments or expenses related to the restructuring initiative in fiscal 2013. See Note 13, Fair Value Measurements, for details related to the impairment of long-lived assets in fiscal 2013.

The following table details information related to restructuring and impairment charges recorded (in thousands):

	Severance Accrual	Lease Termination Obligations	Asset Impairment	Other	Total
February 26, 2011	$—	$—	$—	$—	$—
Asset impairment charge	—	—	11,445	—	11,445
Restructuring charge	1,168	8,225	—	345	9,738
Total charges	1,168	8,225	11,445	345	21,183
Non-cash charges	—	—	(11,445)	(106)	(11,551)
Deferred lease obligations on closed stores	—	3,587	—	—	3,587
Cash payments	(310)	—	—	(239)	(549)
January 28, 2012	858	11,812	—	—	12,670
Asset impairment charge	—	—	424	—	424
Non-cash adjustments	—	(6,516)	—	—	(6,516)
Restructuring charge	—	304	—	627	931
Total charges (credits)	—	(6,212)	424	627	(5,161)
Non-cash charges	—	—	(424)	—	(424)
Deferred lease obligations on closed stores	—	244	—	—	244
Cash payments	(858)	(5,844)	—	(627)	(7,329)
February 2, 2013	$—	$—	$—	$—	$—

NOTE 3 — Investments

Investments as of February 1, 2014 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Short-term investments:
Available-for-sale securities:
Certificates of deposit	$5,391	$—	$4	$5,387
Commercial paper	5,570	1	—	5,571
Corporate bonds	815	2	—	817
U.S. Agency securities	1,207	—	—	1,207
Total short-term investments	12,983	3	4	12,982
Long-term investments:
Available-for-sale securities:
Municipal bonds	222	2	—	224
Corporate bonds	1,652	2	—	1,654
U.S. Agency securities	1,265	—	—	1,265
Total long-term investments	3,139	4	—	3,143
Total investments	$16,122	$7	$4	$16,125

The securities above were classified as available-for-sale as the Company did not enter into these investments for speculative purposes or intend to actively buy and sell the securities in order to generate profits on differences in price. The Company's primary investment objective is preservation of principal. During fiscal 2013, there were approximately $24.5 million in purchases of available-for-sale securities and maturities of available-for-sale securities were approximately $8.3 million. During fiscal 2012, there were no purchases of available-for-sale securities, while proceeds from the sale of available-for-sale securities were approximately $21.4 million. There were no other-than-temporary impairments of available-for-sale securities during fiscal 2013 and fiscal 2012. See Note 13, Fair Value Measurements, for fair value disclosures relating to the Company's investments.

The following table summarizes the remaining contractual maturities of the Company’s available-for-sale securities, in thousands:

As of February 1, 2014
Due within one year	$12,982
Due after one year through five years	3,143
Total investments	$16,125

NOTE 4 — Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	February 1, 2014	February 2, 2013
Credit card receivables	$1,749	$2,219
Amounts due from landlords	272	452
Other receivables	407	959
Total accounts receivable	$2,428	$3,630

Credit card receivables relate to amounts due from payment processing entities that are collected one to five days after the related sale transaction occurs.

NOTE 5 — Merchandise Inventories

Merchandise inventories consisted of the following (in thousands):

	February 1, 2014	February 2, 2013
Merchandise - in store/e-commerce	$35,324	$32,978
Merchandise - in transit	9,553	9,726
Total merchandise inventories	$44,877	$42,704

NOTE 6 — Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following (in thousands):

Description	Estimated Useful Life	February 1, 2014	February 2, 2013
Land	—	$1,597	$1,597
Corporate office, distribution center and related building improvements	25 years	12,426	12,323
Store leasehold improvements	Shorter of the useful life or term of related lease, typically 10 years	52,591	57,954
Store furniture and fixtures	3 to 10 years	76,264	73,865
Corporate office and distribution center furniture, fixtures and equipment	7 years	5,069	5,550
Computer and point of sale hardware and software	3 to 5 years	34,808	34,746
Construction in progress	—	1,892	1,040
Total property, equipment and improvements, gross		184,647	187,075
Less accumulated depreciation and amortization		(148,189)	(145,845)
Total property, equipment and improvements, net		$36,458	$41,230

As a result of the annual impairment analysis, the Company determined that improvements and equipment at certain under-performing stores and stores identified for closure were impaired. As a result, the Company recorded asset impairments related to property, equipment and improvements of $0.1 million, $0.4 million and $11.4 million in fiscal 2013, fiscal 2012 and the transition period, respectively. See Note 2, Restructuring and Impairment, and Note 13, Fair Value Measurements, for further detail.

NOTE 7 — Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	February 1, 2014	February 2, 2013
Gift card and store credit liabilities	$8,078	$8,282
Accrued Friendship Rewards Program loyalty liability	4,020	3,928
Accrued income, sales and other taxes payable	1,517	1,962
Accrued occupancy-related expenses	2,101	674
Sales return reserve	835	750
Other accrued liabilities	7,197	7,814
Total other accrued liabilities	$23,748	$23,410

NOTE 8 — Credit Facility

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

The Credit Facility generally prohibits payment of dividends to the Company's shareholders. However, if certain financial conditions are met, the Company may declare and pay dividends not to exceed $10.0 million in any fiscal year. The Company may also declare and pay an additional one-time dividend payment to shareholders in an amount not to exceed $5.0 million.

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

The Company had no revolving credit loan borrowings under the Credit Facility during fiscal 2013 or fiscal 2012, or under its previous credit facility in fiscal 2012 or the transition period. Historically, the Company's credit facility has been utilized only to open letters of credit. The total borrowing base at February 1, 2014 was approximately $30.5 million. As of February 1, 2014, the Company had open on-demand letters of credit of approximately $1.0 million. Accordingly, after reducing the borrowing Base for the open letters of credit and the required minimum availability of $3.0 million, or 10.0% of the borrowing base, the net availability of revolving credit loans under the Credit Facility was approximately $26.4 million at February 1, 2014.

NOTE 9 — Stockholder's Equity and Stock-Based Compensation

Dividends

Between 2006 and October 2011, the Company paid a quarterly cash dividend of $0.06 per share. In December 2011, the Company announced that the Board had suspended the payment of a quarterly dividend. No dividends were paid in fiscal 2012 or fiscal 2013.

The Credit Facility disallows payment of dividends to the Company's shareholders. However, if certain financial conditions are met, the Company may declare and pay dividends not to exceed $10.0 million in any fiscal year. The Company may also declare and pay an additional one-time dividend payment to shareholders in an amount not to exceed $5.0 million.

Stockholder rights plan

On July 5, 2012, the Company adopted a stockholder rights plan (the “Rights Plan”). The Rights Plan was embodied in the Rights Agreement dated as of July 5, 2012 (the “Rights Agreement”), between the Company and its transfer agent (the “Rights Agent”). On July 5, 2012, the Board also authorized the issuance, and declared a dividend, of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock, par value $0.01 per share (the “Common Shares”), outstanding at the close of business on July 16, 2012.

On May 9, 2013, the Company entered into an amendment to the Rights Agreement, as amended, by and between the Company and the Rights Agent. The Amendment changed the expiration date of the Rights to the close of business on May 9, 2013 and the Rights Agreement has been terminated and is of no further force and effect. The Rights were de-listed from the New York Stock Exchange and de-registered under the Securities Exchange Act of 1934, as amended.

Stock-based compensation

The Company maintains the following stock plans approved by its shareholders: the 1997 Stock Incentive Plan (the "1997 Plan"), the 2005 Stock Incentive Plan (the "2005 Plan"), the 2006 Equity Incentive Plan for Non-Employee Directors (the "2006 Plan") and the 2013 Directors' Equity Incentive Plan (the "2013 Plan"). Under these plans, the Company may grant options to purchase common stock to its employees and non-employee members of the Board at a price not less than 100% of the fair market value of the common stock on the option grant date. In general, options granted to employees vest over three years and are exercisable up to 10 years from the date of grant, and options granted to Directors vest ratably over approximately 30 months and are exercisable up to 10 years from the grant date.

The Company may also grant shares of restricted stock to its employees and non-employee members of the Board. The grantee cannot transfer the shares before the respective shares vest. Shares of nonvested restricted stock are considered to be currently issued and outstanding. Restricted stock grants to employees generally have original vesting schedules of one to three years, while restricted grants to Directors typically vest approximately one year after the date of grant.

Approximately 3.5 million, 5.0 million, 1.1 million and 0.5 million shares were authorized for issuance under the 1997 Plan, the 2005 Plan, the 2006 Plan and the 2013 Plan, respectively. As of February 1, 2014, there were approximately 2.3 million and 0.4 million shares available for future grant under the 2005 Plan and the 2013 Plan, respectively. In addition, as of February 1, 2014, there are approximately 2.0 million options outstanding which were granted to our Chief Executive Officer outside of the above plans as an inducement to employment. No additional shares may be granted under the 1997 Plan or the 2006 Plan.

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

The weighted average assumptions relating to the valuation of stock options granted during fiscal 2013, fiscal 2012 and the transition period were as follows. The majority of the grants which were issued during the eleven-month period ended January 28, 2012 occurred prior to the dividend suspension in December 2011.

	Fiscal 2013	Fiscal 2012	Transition Period
Expected dividend yield	—%	—%	3.24%
Expected volatility	70.08-75.66%	73.19%	72.85%
Risk-free interest rate	.76-1.37%	.27-1.05%	.05-2.14%
Expected term	5.00 years	4.40 years	4.77 years

Stock-Based Compensation Activity — Stock Options

The following tables present a summary of stock option activity for fiscal 2013:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life
Outstanding, beginning of period	3,696,094	$4.89
Granted	96,752	6.23
Exercised	(55,969)	3.83
Canceled - Vested	(110,871)	14.42
Canceled - Unvested (Forfeited)	(76,105)	3.34
Outstanding, end of period	3,549,901	$4.68	$11,365	7.92 years
Exercisable, end of period	1,546,580	$6.29	$3,949	6.98 years

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	2,865,360	$1.83
Granted	96,752	3.80
Vested	(882,686)	2.06
Forfeited	(76,105)	1.78
Nonvested, end of period	2,003,321	1.83

The weighted average fair value for options granted during fiscal 2013, fiscal 2012 and the transition period was $3.80, $1.70 and $2.38, respectively. The fair value of options vesting during fiscal 2013, fiscal 2012 and the transition period was approximately $2.06, $2.50 and $6.18, respectively. The aggregate intrinsic value of options exercised during fiscal 2013 was approximately $0.2 million. There were no options exercised during fiscal 2012 or the transition period.

The total pre-tax compensation expense related to all stock-based awards for fiscal 2013, fiscal 2012 and the transition period was approximately $2.8 million, $2.3 million and $2.7 million, respectively. Stock-based compensation expense is included in merchandise, buying and occupancy expenses for the buying and distribution employees, and in selling, general and administrative expense for all other employees.

As of February 1, 2014, there was approximately $2.3 million of total unrecognized compensation expense related to nonvested stock options granted, which is expected to be recognized over a weighted average period of approximately 1.8 years.

Stock-Based Compensation Activity — Restricted Stock

The following table presents a summary of restricted stock activity for fiscal 2013:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Nonvested, beginning of period	819,902	$2.89
Granted	131,737	6.51
Vested	(95,864)	4.63
Forfeited	(695,949)	2.55
Nonvested, end of period	159,826	6.30	$1,141

The weighted average fair value for restricted stock granted during fiscal 2013, fiscal 2012 and the transition period was $6.51, $1.68 and $5.06, respectively. The total fair value of restricted stock vesting during fiscal 2013, fiscal 2012 and the transition period was approximately $0.6 million, $2.5 million and $0.9 million, respectively. The aggregate intrinsic value of restricted stock vesting during fiscal 2013, fiscal 2012 and the transition period was approximately $0.6 million, $3.7 million and $0.3 million, respectively.

As of February 1, 2014, there was approximately $0.4 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of approximately 1.2 years.

NOTE 10 — Other Income (Expense)

Other income (expense) consisted of the following for the periods identified below (in thousands):

	Fiscal 2013	Fiscal 2012	Transition Period
Interest expense	$(253)	$(133)	$—
Interest income, net	62	43	202
Gain on investments carried at fair value	—	76	122
Other	—	—	—
Total other income (expense)	$(191)	$(14)	$324

NOTE 11 — Income Taxes

The provision for income taxes consisted of the following for the fiscal periods identified below (in thousands):

	Fiscal 2013	Fiscal 2012	Transition Period
Current:
Federal tax expense (benefit)	$107	$(127)	$(84)
State tax expense (benefit)	(112)	184	(289)
Current tax expense (benefit)	(5)	57	(373)
Deferred tax expense (benefit)	—	40	(14)
Income tax provision (benefit)	$(5)	$97	$(387)

The following presents a reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate for the fiscal periods ended:

	February 1, 2014	February 2, 2013	January 28, 2012
Federal income tax (benefit) at statutory rate	35.0%	(35.0)%	(35.0)%
State income tax (benefit), net of federal	0.4	0.5	(0.4)
Change in valuation allowance	(33.7)	34.8	35.0
Reserve for unrecognized tax benefits	(2.4)	(0.5)	—
Tax exempt interest income	—	(0.1)	(0.1)
Officer compensation expense	—	0.3	—
Other	0.6	0.6	—
Effective income tax rate	(0.1)%	0.6%	(0.5)%

Significant components of the Company's deferred income tax assets and liabilities are as follows (in thousands):

	February 1, 2014	February 2, 2013
Deferred tax assets:
Accrued vacation compensation	$402	$435
Accrued Friendship Rewards loyalty liability	1,301	1,255
Accrued incentives	1,434	—
Merchandise inventories	1,351	1,287
Deferred rent obligations	3,418	4,585
Stock-based compensation expense	2,303	1,482
Net operating loss carryforwards	26,857	31,491
Contribution carryforwards	202	1,431
Tax credit carryforwards	984	722
Depreciation and amortization	2,651	1,647
Other accrued liabilities	1,767	2,286
Total deferred tax assets	42,670	46,621
Less: Valuation allowance	(42,223)	(46,164)
Net deferred tax assets	447	457
Deferred tax liabilities:
Other	(447)	(457)
Total deferred tax liabilities	(447)	(457)
Net deferred tax assets (liabilities)	$—	$—

Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income. The Company has incurred a net cumulative loss as measured by the results of the current year and the prior two years. ASC 740 “Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period. Forming a conclusion that a valuation allowance is not needed is difficult when negative evidence such as cumulative losses exists. As a result of management's evaluation, there was insufficient positive evidence to overcome the negative evidence related to the Company's cumulative losses. Accordingly, a non-cash provision of $10.6 million in fiscal 2011 was recognized to establish a valuation allowance against deferred tax assets. The decrease in the valuation allowance of approximately $3.9 million from February 2, 2013 to February 1, 2014 primarily relates to utilization of net operating losses as well as timing differences resulting from merchandise inventories, depreciation and deferred lease incentives, stock compensation, and accrued bonus. The valuation allowance does not have any impact on cash and does not prevent the Company from using the deferred tax assets in the future when profits are realized.

As of February 1, 2014, the Company has federal and state net operating loss carryforwards which will reduce future taxable income. Approximately $25.1 million in net federal tax benefits are available from these federal loss carryforwards of approximately $71.8 million, and an additional $1.0 million is available in net tax credit carryforwards. Included in the federal net operating loss is approximately $1.8 million of loss generated by deductions related to equity-based compensation, the tax effect of which will be recorded to additional paid in capital when utilized. The state loss carryforwards will result in net state tax benefits of approximately $2.3 million. The federal net operating loss carryovers will expire in November 2031 and beyond. The Company has analyzed equity ownership changes and determined our net operating losses will not be limited under IRC Section 382. The state net operating loss carryforwards will expire in November 2014 and beyond. Additionally, the Company has charitable contribution carryforwards that will expire in 2014 and beyond.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at February 26, 2011	$1,304
Additions based on tax positions related to the current year	27
Additions for tax positions of previous years	241
Reductions for tax positions of previous years	(72)
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(488)
Settlements	(156)
Balance at January 28, 2012	856
Additions based on tax positions related to the current year	283
Reductions for tax positions of previous years	(39)
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(107)
Balance at February 2, 2013	993
Additions based on tax positions related to the current year	152
Reductions for tax positions of previous years	(152)
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(236)
Balance at February 1, 2014	$757

The Company's liability for unrecognized tax benefits is recorded within other non-current liabilities. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of February 1, 2014 and February 2, 2013 were $0.5 million and $0.7 million, respectively.

Interest and penalties related to unrecognized tax benefits of approximately $47 thousand, $42 thousand and $0.2 million were recognized as components of income tax expense in fiscal 2013, fiscal 2012 and the transition period, respectively. At February 1, 2014 and February 2, 2013, approximately $0.1 million and $0.3 million, respectively, was accrued for the potential payment of interest and penalties.

The Company and its subsidiaries are subject to U.S. federal income taxes and the income tax obligations of various state and local jurisdictions. Fiscal 2011 is currently under exam by the Internal Revenue Service. The transition period, fiscal 2012 and fiscal 2013 remain subject to examination by the Internal Revenue Service. With few exceptions, the Company is not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2009.  As of February 1, 2014, the Company had no other ongoing audits in various jurisdictions and does not expect the liability for unrecognized tax benefits to significantly increase or decrease in the next twelve months.

NOTE 12 — Earnings Per Share

The calculation of EPS shown below excludes the income attributable to unvested employee restricted stock awards from the numerator.

	Fiscal 2013	Fiscal 2012	Transition Period
Numerator (in thousands):
Net income (loss) attributable to Christopher & Banks Corporation	$8,690	$(16,076)	$(71,062)
Income allocated to participating securities	(32)	—	(41)
Net income (loss) available to common shareholders	$8,658	$(16,076)	$(71,103)

Denominator (in thousands):
Weighted average common shares outstanding - basic	36,246	35,694	35,554
Dilutive shares	898	—	—
Weighted average common and common equivalent shares outstanding - diluted	37,144	35,694	35,554

Net income (loss) per common share:
Basic	$0.24	$(0.45)	$(2.00)
Diluted	$0.23	$(0.45)	$(2.00)

Total stock options of approximately 0.5 million, 3.7 million and 2.8 million were excluded from the shares used in the computation of diluted earnings per share for fiscal 2013, fiscal 2012 and the transition period, respectively, as they were anti-dilutive.

NOTE 13 — Fair Value Measurements

Assets that are Measured at Fair Value on a Recurring Basis:

The following table provides information by level for the Company's available-for-sale securities that were measured at fair value on a recurring basis as of February 1, 2014 (in thousands):

		Fair Value Measurements Using Inputs Considered as
Description	Fair Value	Level 1	Level 2	Level 3
Short-term investments:
Certificates of deposit	$5,387	$—	$5,387	$—
Commercial paper	5,571	—	5,571	—
Corporate bonds	817	—	817	—
U.S. Agency securities	1,207	—	1,207	—
Total current assets	12,982	—	12,982	—
Long-term investments:
Municipal bonds	224	—	224	—
Corporate bonds	1,654	—	1,654	—
U.S. Agency securities	1,265	—	1,265	—
Total non-current assets	3,143	—	3,143	—
Total assets	$16,125	$—	$16,125	$—

As of February 1, 2014, the Company's available-for-sale securities were valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets in which there were fewer transactions. There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during fiscal 2013. Consistent with Company policy, we recognize transfers into levels and transfers out of levels on the date of the event or when a change in circumstances causes a transfer.

Assets that are Measured at Fair Value on a Non-recurring Basis:

The following table summarizes certain information for non-financial assets as of February 1, 2014 and February 2, 2013 that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (in thousands):

		Fair Value Measurements Using Inputs Considered as			Realized Losses
Description	Fair Value	Level 1	Level 2	Level 3
Assets as of February 1, 2014:
Long-lived assets held and used	$5	$—	$—	$5	$(140)
Assets as of February 2, 2013:
Long-lived assets held and used	$130	$—	$—	$130	$(424)

Long-lived assets held and used with a carrying amount of $0.1 million were written down to their fair value of $5 thousand, resulting in an impairment charge of $0.1 million which was included in earnings for fiscal 2013. Long-lived assets held and used with a carrying amount of $0.6 million were written down to their fair value of $0.1 million, resulting in an impairment charge of $0.4 million, which was included in earnings for fiscal 2012.

The fair value of the long-lived assets above was determined using a discounted cash flow approach as discussed in Note 1, Nature of Business and Significant Accounting Policies. The fair value measurement of the long-lived assets encompasses the following significant unobservable inputs:

	Fiscal 2013	Fiscal 2012
Unobservable Inputs	Range	Range
Weighted Average Cost of Capital (WACC)	15.8%	18%
Annual sales growth	3% - 9.8%	3% - 13.7%

NOTE 14 — Employee Benefit Plans and Employment Agreements

401(k) Plan

The Company has established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for the benefit of all employees who meet certain eligibility requirements, which are primarily age, length of service and hours of service. The plan allows eligible employees to invest from 1% to 60% of their compensation, subject to dollar limits as established by the federal government. The plan allows for discretionary Company matching contributions. Effective March 8, 2009, the Company discontinued its discretionary matching contributions. During fiscal 2013, the Company reinstated its discretionary matching contributions which totaled approximately $0.2 million. There were no Company contributions made during fiscal 2012 or the transition period. The Company does not offer any other post-retirement, post-employment or pension benefits to directors or employees.

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

Management Retention Plan

On July 5, 2012, the Compensation Committee (the “Committee”) of the Board approved a Management Retention Plan (the “Plan”) and the entry into retention agreements (the “Retention Agreements”), issued pursuant to the Plan, with certain members of management, including the Chief Financial Officer and one additional “named executive officer,” as determined pursuant to Item 402 of Regulation S-K for purposes of the Company’s Proxy Statement filed May 15, 2012 (the “Proxy Statement”). The Company had received an unsolicited offer to acquire the Company, which the Board and the Committee recognized can be highly disruptive to the Company’s day-to-day operations, and may cause certain key members of management to consider other employment opportunities. In order to ensure that the most critical members of management remain fully engaged and focused on driving improved performance at the Company for the benefit of the Company’s stockholders, the Committee approved and adopted the Plan and the Retention Agreements.

The Retention Agreements provided for a lump-sum cash award. The term of the award was for one year from adoption, unless accelerated due to a change in control. Pursuant to the Plan and the Retention Agreements, if there were a change in control event prior to the completion of the term, and a recipient’s employment were terminated without “cause” or with “good reason” (as each is defined in the Plan) prior to the completion of the term, the recipient would receive the award payment in full upon such termination.

The amount of the award for each of the recipients was equal to such recipient’s annualized base salary without regard to bonuses and other incentive compensation as in effect immediately prior to the distribution, but not less than such recipient’s highest annualized base salary in effect within the 12-month period immediately preceding the change in control.

The awards under the Management Retention Plan were paid in July 2013.

NOTE 15 — Lease Commitments

The Company leases its store locations and vehicles under operating leases. The store lease terms, including rental period, renewal options, escalation clauses and rent as a percentage of sales, vary among the leases. Most store leases require the Company to pay real estate taxes and common area maintenance charges.

Total rental expense for all leases was as follows for the fiscal periods ended (in thousands):

	Fiscal 2013	Fiscal 2012	Transition Period
Minimum rent	$32,547	$33,378	$35,790
Contingent rent—based on a percentage of sales	7,602	6,980	6,791
Maintenance, taxes and other	17,766	20,651	25,029
Amortization of deferred lease incentives	(2,383)	(3,237)	(5,137)
Total rent expense	$55,532	$57,772	$62,473

Future minimum rental commitments for all operating leases are as follows (in thousands):

	Operating Leases
	Retail Store	Vehicles/
	Facilities	Other	Total
Less than 12 months	$31,139	$284	$31,423
12 - 24 months	22,809	184	22,993
24 - 36 months	16,633	37	16,670
36 - 48 months	10,722	—	10,722
48 - 60 months	8,132	—	8,132
Greater than 60 months	16,885	—	16,885
Total minimum lease payments	$106,320	$505	$106,825

NOTE 16— Legal Proceedings

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

NOTE 17 — Sources of Supply

The Company's ten largest vendors represented approximately 70%, 56% and 55% of its total merchandise purchases in fiscal 2013, fiscal 2012 and the transition period, respectively. One of our suppliers accounted for approximately 19%, 18%, and 19% of our purchases during fiscal 2013, fiscal 2012 and the transition period, respectively. Another supplier accounted for approximately 11% and 12% of our purchases during fiscal 2013 and fiscal 2012, respectively. Although the Company has strong relationships with these vendors, there can be no assurance that these relationships can be maintained in the future or that these vendors will continue to supply merchandise to the Company. If there should be any significant disruption in the supply of merchandise from these vendors, management believes that production could be shifted to other suppliers so as to continue to secure the required volume of product. Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on the Company's financial position or results of operations.

NOTE 18 — Segment Reporting

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

During fiscal 2013, fiscal 2012, and the transition period, the Company recorded a net charge (benefit) of approximately $0.1 million, $(5.2) million and $21.2 million, respectively, related to restructuring and impairment which included $0.1 million, $0.4 million and $11.4 million, respectively of expense related to store-level asset impairment charges included in the operating income (loss) for the Christopher & Banks/C.J. Banks segment.

(in thousands)	Christopher & Banks/C.J. Banks	Corporate/Administrative	Consolidated
Fiscal 2013
Net sales	$435,754	$—	$435,754
Depreciation expense	9,757	3,411	13,168
Operating income (loss)	63,633	(54,757)	8,876
Total assets	95,631	53,347	148,978
Fiscal 2012
Net sales	$430,302	$—	$430,302
Depreciation expense	14,122	4,473	18,595
Operating income (loss)	31,363	(47,328)	(15,965)
Total assets	96,454	39,478	135,932
Transition Period
Net sales	$412,796	$—	$412,796
Depreciation expense	16,371	3,831	20,202
Operating loss	(22,931)	(48,842)	(71,773)
Total assets	116,491	49,525	166,016

NOTE 19 — Related-Party Transactions

The Company or its subsidiaries have for the past several years purchased goods from G-III Apparel Group Ltd. (“G-III”) or its related entities. On January 3, 2011, Morris Goldfarb, the Chairman of the Board and Chief Executive Officer of G-III, became a director of the Company. On June 27, 2013, Mr. Goldfarb ceased to be a member of the Board as he did not stand for re-election at the Company's annual meeting of stockholders. Payments made by the Company and its subsidiaries to G-III and its related entities aggregated approximately $1.2 million, $1.4 million and $2.5 million for fiscal 2013, fiscal 2012 and the transition period, respectively. As of February 1, 2014 and February 2, 2013, the Company had a balance due to G-III or its related entities of approximately $0.1 million and $0.2 million, respectively.

NOTE 20 — Quarterly Financial Data (Unaudited)

	Fiscal 2013 Quarters (1)
(in thousands, except per share data)	First	Second	Third	Fourth
Net sales	$108,519	$104,233	$118,077	$104,925
Operating income (loss)	782	(1)	8,613	(518)
Net income (loss)	629	(265)	8,612	(286)

Net income (loss) per share data:
Basic	$0.02	$(0.01)	$0.24	$(0.01)
Diluted	$0.02	$(0.01)	$0.23	$(0.01)

	Fiscal 2012 Quarters (1)
(in thousands, except per share data)	First	Second	Third	Fourth
Net sales	$93,622	$103,436	$117,263	$115,981
Operating income (loss)	(13,406)	(2,159)	3,616	(4,016)
Net income (loss)	(13,412)	(2,197)	3,583	(4,050)

Net income (loss) per share data:
Basic	$(0.38)	$(0.06)	$0.10	$(0.11)
Diluted	$(0.38)	$(0.06)	$0.10	$(0.11)

(1) The summation of quarterly per share data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no matters which are required to be reported under Item 9.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of February 1, 2014. Based upon the foregoing, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective, as of February 1, 2014, to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the evaluation, management has concluded our internal control over financial reporting was effective as of February 1, 2014.

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
3.1
Restated Certificate of Incorporation of Christopher & Banks Corporation (incorporated herein by reference to Exhibit 4.1 to Registration Statement on form S-8 (Registration No. 333-174509) filed May 26, 2011)

3.2
Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on July 6, 2012 (incorporated herein to Exhibit 3.1 to Current Report on Form 8-K filed July 6, 2012)

3.3
Certificate of Elimination of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on May 9, 2013 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed May 9, 2013)

3.4
Seventh Amended and Restated By-Laws of Christopher & Banks Corporation, effective December 20, 2013 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 24, 2013)

4.1
Form of certificate for shares of common stock of Christopher & Banks Corporation (incorporated herein by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended August 28, 2010 filed October 7, 2010)

4.2
Rights Agreement, dated as of July 5, 2012, between Christopher & Banks Corporation and Wells Fargo Bank, National Association, as Rights Agent, including the form of Certificate of Designations of Series A Junior Participating Preferred Stock, the forms of Right Certificate, Assignment and Election to Purchase, and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed July 6, 2012)

4.3
Amendment, dated as of May 9, 2013, to Rights Agreement, dated as of July 5, 2012, as amended, by and between Christopher & Banks Corporation and Broadridge Corporate Issuer Solutions, Inc. (incorporated herein by reference to Exhibit 4.1 of Current Report on Form 8-K filed May 9, 2013)

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

10.9	Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 5, 2008)**
10.10
Second Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan, effective July 27, 2010 (incorporated herein by reference to Exhibit 10.2 to Current Report on 8-K filed August 2, 2010)**

10.11
Form of Qualified Stock Option Agreement under our 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 to Annual Report on Form 10-K for the fiscal year ended February 26, 2011 filed May 12, 2011)**

10.12
Form of Qualified Stock Option Agreement under our 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended February 26, 2011 filed May 12, 2011)**

10.13
Form of Nonqualified Stock Option Agreement under our 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.17 to Annual Report on Form 10-K for the fiscal year ended February 26, 2011 filed May 12, 2011)**

10.14
Form of Nonqualified Stock Option Agreement under our 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended February 26, 2011 filed May 12, 2011)**

10.15
Form of Nonqualified Stock Option Agreement under our Second Amended and Restated 2005 Stock Incentive Plan (used for awards granted beginning April 2011) (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 15, 2011)**

10.16
Form of Restricted Stock Agreement (Time-Based Vesting) under our Second Amended and Restated 2005 Stock Incentive Plan (used for awards granted beginning April 2011) (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed April 15, 2011)**

10.17
Form of Restricted Stock Agreement (Performance-Based Vesting) under our Second Amended and Restated 2005 Stock Incentive Plan (used for awards granted beginning April 2011) (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K filed April 15, 2011)**

10.18
Amended and Restated Christopher & Banks Corporation 2006 Equity Incentive Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 5, 2008)**

10.19
Second Amended and Restated Christopher & Banks Corporation 2006 Equity Incentive Plan for Non-Employee Directors, effective July 27, 2010 (incorporated herein by reference to Exhibit 10.1 to Current Report on 8-K filed August 2, 2010)**

10.20
Form of Non-Qualified Stock Option Agreement under our 2006 Equity Incentive Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 1, 2006)**

10.21
Form of Restricted Stock Agreement under our 2006 Equity Incentive Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 1, 2006)**

10.22
Christopher & Banks Corporation Non-Employee Director Deferred Stock Plan (incorporated herein by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended August 27, 2011 filed October 6, 2011)**

10.23	2006 Senior Executive Incentive Plan (incorporated herein by reference to Appendix B to Definitive Proxy Statement filed June 14, 2006)**
10.24	Amendment No. 1 to Christopher & Banks Corporation 2006 Senior Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 28, 2007)**
10.25	Christopher & Banks Corporation 2009 Qualified Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 4, 2009)**
10.26
Form of Severance Agreement between Christopher & Banks Corporation and certain of its Executive Officers (incorporated herein by reference to Exhibit 10.1 to Current Report on 8-K filed April 20, 2011)**

10.27
Form of Indemnification Agreement between Christopher & Banks Corporation, its directors and certain of its executive officers (incorporated herein by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended August 27, 2011 filed October 6, 2011)**

10.28
Agreement by and between Christopher & Banks Corporation and Joel N. Waller effective as of January 3, 2012 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed January 6, 2012)**

10.29
Amended Agreement between Christopher & Banks Corporation and Joel N. Waller effective as of February 29, 2012 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed March 1, 2012)**

10.30
Amended and Restated Credit and Security Agreement by and between Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit Operating Division dated November 4, 2005 (incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K for the fiscal year ended February 26, 2011 filed May 12, 2011)

10.31
Second Amendment, dated May 23, 2008, to the Amended and Restated Credit and Security Agreement, dated November 4, 2005, by and between Christopher & Banks, Inc., Christopher & Banks Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-K for the fiscal year ended February 26, 2011 filed May 12, 2011)

10.32
Sixth Amendment, dated June 29, 2011, to the Amended and Restated Credit and Security Agreement, originally dated November 4, 2005, by and between Christopher & Banks, Inc., Christopher & Banks Company, Christopher & Banks Corporation and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 30, 2011)

10.33
Eighth Amendment, dated March 22, 2012, to the Amended and Restated Credit and Security Agreement, originally dated November 4, 2005, by and between Christopher & Banks, Inc., Christopher & Banks Company, Christopher & Banks Corporation and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 5, 2012)

10.34
Form of Stock Option Agreement (Nonqualified Stock Option) under the Second Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 30, 2012)**

10.35
Form of Performance-Based Restricted Stock Agreement under the Second Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 30, 2012)**

10.36
Agreement by and between Christopher & Banks Corporation and Peter G. Michielutti effective as of April 20, 2012 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed April 24, 2012)**

10.37
Performance-Based Restricted Stock Agreement by and between Christopher & Banks Corporation and Peter G. Michielutti effective as of April 23, 2012 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed April 24, 2012)**

10.38
Second Amended and Restated Credit Agreement, dated as of July 12, 2012, among Christopher & Banks Corporation, as the Lead Borrower For The Borrowers Named Herein, The Guarantors from time to time party hereto, Wells Fargo Bank, National Association, as Lender (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 16, 2012)

10.39
Security Agreement by Christopher & Banks Corporation, as Lead Borrower, and The Other Borrowers and Guarantors Party Hereto From Time to Time, and Wells Fargo Bank, National Association, as Lender, dated as of July 12, 2012 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 16, 2012)

10.40	Christopher & Banks Corporation 2012 Management Retention Plan (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed July 16, 2012)**
10.41	Christopher & Banks Corporation Form of Retention Agreement (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed July 16, 2012)**
10.42
Amended Agreement between Christopher & Banks Corporation and Joel N. Waller effective as of October 2, 2012 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 2, 2012)**

10.43
Amendment No. 1 effective as of October 2, 2012 to Non-Qualified Stock Option Agreement entered into between the Company and Joel Waller effective December 14, 2011 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 2, 2012)**

10.44
Employment Agreement between Christopher & Banks Corporation and LuAnn Via, dated as of October 29, 2012 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 1, 2012)**

10.45
Annual Incentive Non-Qualified Stock Option Agreement effective as of November 26, 2012 between LuAnn Via and Christopher & Banks Corporation (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed November 29, 2012)**

10.46
Long-Term Incentive Non-Qualified Stock Option Agreement effective as of November 26, 2012 between LuAnn Via and Christopher & Banks Corporation (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed November 29, 2012)**

10.47	Form of Christopher & Banks Corporation Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 1, 2013)**
10.48
Form of Time-Based Restricted Stock Agreement under the Christopher & Banks Corporation Second Amended and Restated 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 1, 2013)**

10.49
Severance Agreement between Christopher & Banks Corporation and Pete Michielutti dated January 30, 2013 (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K filed February 1, 2013)**

10.50
Amendment No. 1, dated May 2, 2013, to the Employment Agreement between Christopher & Banks Corporation and LuAnn Via entered into as of October 29, 2012 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 3, 2013)**

10.51
Separation Agreement and Release dated June 21, 2013 between Christopher & Banks Corporation and Michael J. Lyftogt (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed on June 25, 2013)**

10.52
Amendment to Non-Qualified Stock Option Agreement between Christopher & Banks Corporation and Morris Goldfarb (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 28, 2013)**

10.53	Christopher & Banks Corporation 2013 Directors' Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 28, 2013)**
10.54
Form of Christopher & Banks Corporation Restricted Stock Agreement under the Christopher & Banks Corporation 2013 Directors' Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 28, 2013)**

10.55
Form of Performance Award Agreement under the Christopher & Banks Corporation Second Amended and Restate 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 14, 2014)**

14.1	Code of Conduct of Christopher & Banks Corporation (incorporated herein by reference to Exhibit 14.1 to Current Report on Form 8-K filed February 21, 2014)
21.1	Subsidiaries of Christopher & Banks Corporation (incorporated herein by reference to Exhibit 21.1 to Annual Report on Form 10-K for the fiscal year ended March 1, 2008 filed May 15, 2008)
23.1*	Consent of KPMG LLP
24.1*	Powers of Attorney
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101***
Financial statements from the Annual Report on Form 10-K of Christopher & Banks Corporation for the fiscal year ended February 1, 2014, formatted in Extensible Business Reporting Language ("XBRL"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

*   Filed herewith

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2014.

CHRISTOPHER & BANKS CORPORATION

By:	/s/ LuAnn Via
LuAnn Via
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ LuAnn Via	President, Chief Executive Officer and Director	March 21, 2014
	LuAnn Via	(Principal Executive Officer)

	/s/ Peter G. Michielutti	Senior Vice President,	March 21, 2014
	Peter G. Michielutti	Chief Financial Officer (Principal
Financial and Accounting Officer)

	*	Non-Executive Chairman and Director
Paul L. Snyder

	*	Director
Mark A. Cohn

	*	Director
Anne L. Jones

	*	Director
David A. Levin

	*	Director
William F. Sharpe, III

	*	Director
Patricia A. Stensrud

	*	Director
Lisa W. Wardell

*By	/s/ Peter G. Michielutti
Peter G. Michielutti
Attorney-in-Fact, pursuant to Powers of Attorney filed herewith