Form 10-K/A
period 2014-02-01
CHRISTOPHER & BANKS CORP
filed 2014-03-26
CIK 883943

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held June 26, 2014, (the “Proxy Statement”) are incorporated by reference into Part III.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, initially filed with the Securities and Exchange Commission on March 21, 2014 (the “Original Filing”), is being filed to include the following exhibits which were inadvertently omitted from the Original Filing:

23.1	Consent of KPMG LLP

24.1	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

*   Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2014.

CHRISTOPHER & BANKS CORPORATION

By:	/s/ Peter G. Michielutti
Peter G. Michielutti
Senior Vice President, Chief Financial Officer

5