Form 10-Q
period 2014-05-03
CHRISTOPHER & BANKS CORP
filed 2014-06-12
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2014

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

As of May 30, 2014 there were 36,426,797 shares of the registrant's common stock outstanding.

CHRISTOPHER & BANKS CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	May 3, 2014	February 1, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,534	$41,074
Short-term investments	10,003	12,982
Accounts receivable	5,915	2,428
Merchandise inventories	50,158	44,877
Prepaid expenses and other current assets	9,146	7,408
Income taxes receivable	545	310
Total current assets	105,301	109,079
Property, equipment and improvements, net	37,757	36,458
Long-term investments	1,456	3,143
Other assets	287	298
Total assets	$144,801	$148,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,623	$23,198
Accrued salaries, wages and related expenses	5,816	6,322
Accrued liabilities and other current liabilities	23,092	23,748
Total current liabilities	44,531	53,268
Non-current liabilities:
Deferred lease incentives	5,464	4,773
Deferred rent obligations	3,291	2,860
Other non-current liabilities	1,166	1,140
Total non-current liabilities	9,921	8,773

Commitments	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 46,218 and 46,214 shares issued, and 36,427 and 36,423 shares outstanding at May 3, 2014 and February 1, 2014, respectively	461	461
Additional paid-in capital	123,209	122,416
Retained earnings	79,385	76,768
Common stock held in treasury, 9,791 shares at cost at May 3, 2014 and February 1, 2014	(112,711)	(112,711)
Accumulated other comprehensive income	5	3
Total stockholders’ equity	90,349	86,937
Total liabilities and stockholders’ equity	$144,801	$148,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013

Net sales	$103,366	$108,519
Costs and expenses:	0
Merchandise, buying and occupancy	65,461	71,436
Selling, general and administrative	32,206	32,716
Depreciation and amortization	2,907	3,445
Restructuring and impairment	—	140
Total costs and expenses	100,574	107,737
Operating income	2,792	782
Other expense	(52)	(63)
Income before income taxes	2,740	719
Income tax provision	124	90
Net income	$2,616	$629

Basic income per share:
Net income	$0.07	$0.02
Basic shares outstanding	36,279	36,198

Diluted income per share:
Net income	$0.07	$0.02
Diluted shares outstanding	37,239	37,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013

Net income	$2,616	$629
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities arising during the period, net of taxes of $0 for the thirteen week periods ending May 3, 2014 and May 4, 2013, respectively	1	(8)
Total other comprehensive income (loss)	1	(8)
Comprehensive income	$2,617	$621

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Cash flows from operating activities:
Net income	$2,616	$629
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,907	3,445
Impairment of store assets	—	140
Amortization of discount on investments	19	—
Amortization of financing costs	18	19
Deferred lease-related liabilities	781	(418)
Stock-based compensation expense	841	790
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,487)	(1,828)
Increase in merchandise inventories	(5,281)	(340)
Increase in prepaid expenses and other current assets	(1,738)	(1,007)
Increase in income taxes receivable	(235)	(10)
(Increase) decrease in other assets	(7)	3
Decrease in accounts payable	(7,574)	(4,247)
Increase (decrease) in accrued liabilities	(910)	3,761
Increase in other liabilities	115	30
Net cash (used in) provided by operating activities	(11,935)	967

Cash flows from investing activities:
Purchases of property, equipment and improvements	(4,206)	(1,040)
Purchases of available-for-sale investments	—	(9,460)
Redemptions of available-for-sale investments	4,649	—
Net cash provided by (used in) investing activities	443	(10,500)

Cash flows from financing activities:
Shares redeemed for payroll taxes	(88)	(201)
Exercise of stock options and issuance of restricted stock	40	4
Net cash used in financing activities	(48)	(197)

Net decrease in cash and cash equivalents	(11,540)	(9,730)

Cash and cash equivalents at beginning of period	41,074	40,739

Cash and cash equivalents at end of period	$29,534	$31,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — Basis of Presentation

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Christopher & Banks Corporation and its subsidiaries (collectively referred to as “Christopher & Banks”, “the Company”, “we” or “us”) pursuant to the current rules and regulations of the United States ("U.S.") Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted, pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal adjustments, except as otherwise stated in these notes, necessary to present fairly our financial position as of May 3, 2014 and May 4, 2013, and our results of operations and our cash flows for the thirteen-week periods ended May 3, 2014 and May 4, 2013.

Recently issued accounting pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance is effective for the Company's interim and annual reporting periods beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company's financial condition, results of operations or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This update clarifies the principles for revenue recognition in transactions involving contracts with customers.   The guidance will be effective for the Company’s interim and annual reporting periods beginning after December 15, 2016 and early adoption is not permitted.   The Company has not yet evaluated what impact, if any, the adoption of this guidance may have on the Company’s financial condition, results of operations, or disclosures.

NOTE 2 — Investments

Investments as of May 3, 2014 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Short-term investments:
Available-for-sale securities:
Certificates of deposit	$3,080	$—	$1	$3,079
Commercial paper	3,698	1	—	3,699
Corporate bonds	1,620	2	—	1,622
U.S. Agency securities	1,603	—	—	1,603
Total short-term investments	10,001	3	1	10,003
Long-term investments:
Available-for-sale securities:
Municipal bonds	219	2	—	221
Corporate bonds	834	1	—	835
U.S. Agency securities	400	—	—	400
Total long-term investments	1,453	3	—	1,456
Total investments	$11,454	$6	$1	$11,459

The Company had $16.1 million of investments as of February 1, 2014. During the thirteen weeks ended May 3, 2014, there were no purchases of available-for-sale securities and approximately $4.6 million of maturities and sales of available-for-sale securities. During the thirteen weeks ended May 4, 2013, there were approximately $9.5 million purchases of available-for-sale securities and no sales or maturities of available-for-sale securities. There were no other-than-temporary impairments of available-for-sale securities during the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively.

Expected maturities of the Company's investments are as follows (in thousands):

May 3, 2014
Due in one year or less	$10,003
Due after one year through five years	1,456
Total investment securities	$11,459

NOTE 3 — Merchandise Inventories and Sources of Supply

Merchandise inventories consisted of the following (in thousands):

	May 3, 2014	February 1, 2014
Merchandise - in store/e-commerce	$45,652	$35,324
Merchandise - in transit	4,506	9,553
Total merchandise inventories	$50,158	$44,877

The Company does not have long-term purchase commitments or arrangements with any of its suppliers or agents. During the thirteen weeks ended May 3, 2014 and May 4, 2013, one of our suppliers accounted for approximately 27% and 19% of our purchases, respectively. A second supplier provided approximately 10% and 6% of our purchases during the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively. No other vendor supplied greater than 10% of the Company's merchandise purchases during the thirteen weeks ended May 3, 2014 or May 4, 2013.

NOTE 4 — Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following (in thousands):

Description	Estimated Useful Life	May 3, 2014	February 1, 2014
Land	—	$1,597	$1,597
Corporate office, distribution center and related building improvements	25 years	12,433	12,426
Store leasehold improvements	Shorter of the useful life or term of related lease, typically 10 years	47,870	52,591
Store furniture and fixtures	3 to 10 years	70,084	76,264
Corporate office and distribution center furniture, fixtures and equipment	7 years	5,086	5,069
Computer and point of sale hardware and software	3 to 5 years	34,124	34,808
Construction in progress	—	5,276	1,892
Total property, equipment and improvements, gross		176,470	184,647
Less accumulated depreciation and amortization		(138,713)	(148,189)
Total property, equipment and improvements, net		$37,757	$36,458

The Company reviews long-lived assets with definite lives at least annually, or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. As a result of an impairment analysis, which included the evaluation of individual under-performing stores and assessing the recoverability of the carrying value of the improvements and equipment related to each of the stores, there were no long-lived asset impairments recorded during the thirteen week period ended May 3, 2014. The Company recorded approximately $0.1 million for long-lived asset impairments during the thirteen week period ended May 4, 2013.

The Company's assessment of the recoverability of the carrying value of its assets involves the projection of future cash flows, which requires the use of significant estimates and assumptions. Differences in circumstances or estimates could produce significantly different results.

NOTE 5 — Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	May 3, 2014	February 1, 2014
Gift card and store credit liabilities	$6,069	$8,078
Accrued Friendship Rewards Program loyalty liability	4,105	4,020
Accrued income, sales and other taxes payable	2,716	1,517
Accrued occupancy-related expenses	1,799	2,101
Sales return reserve	2,026	835
Other accrued liabilities	6,377	7,197
Total other accrued liabilities	$23,092	$23,748

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

The Company recorded approximately $0.4 million of deferred financing costs in the second quarter of fiscal 2012 in connection with the Credit Facility. The deferred financing costs have been recorded within other assets on the consolidated balance sheet and are being amortized as interest expense over the related term of the Credit Facility.

Borrowings under the Credit Facility will generally accrue interest at a rate ranging from 2.0% to 2.5% over the London Interbank Offered Rate ("LIBOR") or 1.0% to 1.5% over Wells Fargo's Prime rate, based on the amount of Excess Availability, as such term is defined in the Credit Facility. Letters of credit fees range from 1.5% to 2.5%, depending upon Excess Availability.

The Credit Facility contains certain affirmative and negative covenants. The affirmative covenants include certain reporting requirements, maintenance of properties, payment of taxes and insurance, compliance with laws, environmental compliance and other provisions customary in such agreements. Negative covenants limit or restrict, among other things, secured and unsecured indebtedness, fundamental changes in the business, investments, liens and encumbrances, transactions with affiliates and other matters customarily restricted in such agreements. The sole financial covenant contained in the Credit Facility requires the Company to maintain availability at least equal to the greater of (a) ten percent (10%) of the borrowing base or (b) $3.0 million. The Company was in compliance with all covenants as of May 3, 2014.

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

The Company's obligations under the Credit Facility are secured by the assets of the Company and its subsidiaries pursuant to a Security Agreement, dated July 12, 2012 (the "Security Agreement"). Pursuant to the Security Agreement, the Company pledged substantially all of its assets as collateral security for the loans to be made pursuant to the Credit Facility, including accounts owed to the Company, bank accounts, inventory, other tangible and intangible personal property, real estate (including corporate office/distribution center), intellectual property (including patents and trademarks), and stock or other evidences of ownership of 100% of all of the Company's subsidiaries.

The Company had no revolving credit loan borrowings under the Credit Facility during each of the thirteen week periods ended May 3, 2014 or May 4, 2013. Historically, the Company's credit facility has been utilized only to open letters of credit. The total borrowing base at May 3, 2014 was approximately $44.0 million. As of May 3, 2014, the Company had open on-demand letters of credit of approximately $1.0 million. Accordingly, after reducing the borrowing base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the borrowing base, the net availability of revolving credit loans under the Credit Facility was approximately $38.6 million at May 3, 2014.

NOTE 7 — Income Taxes

The Company's liability for unrecognized tax benefits associated with uncertain tax positions is recorded within other non-current liabilities. As of both May 3, 2014 and February 1, 2014, the Company's liability for unrecognized tax benefits was approximately $0.8 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of May 3, 2014 and February 1, 2014 were $0.6 million and $0.5 million, respectively.  The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax. At May 3, 2014 and February 1, 2014, approximately $0.2 million and $0.1 million, respectively, was accrued for the potential payment of interest and penalties.

The Company and its subsidiaries are subject to U.S. federal income taxes and the income tax obligations of various state and local jurisdictions.  Fiscal 2011 is currently under examination by the Internal Revenue Service ("IRS"). The transition period, fiscal 2012 and fiscal 2013 remain subject to examination by the IRS. With few exceptions, the Company is not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2009.  As of May 3, 2014, the Company had no other ongoing audits and does not expect the liability for unrecognized tax benefits to significantly increase or decrease in the next twelve months.

As of May 3, 2014, the Company had a full valuation allowance against its net deferred tax assets. Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income. The Company has incurred a net cumulative loss as measured by the results of the current year and the prior two years. ASC 740 “Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period. Forming a conclusion that a valuation allowance is not needed is difficult when negative evidence such as cumulative losses exists. As a result of management's evaluation, there was insufficient positive evidence to overcome the negative evidence related to the Company's cumulative losses. Accordingly, the Company has continued to maintain a full valuation allowance against its net deferred tax assets since the third quarter of the fiscal year ended February 26, 2011; recording the valuation allowance does not have any impact on cash and does not prevent the Company from using the deferred tax assets in future periods when profits are realized.

As of May 3, 2014, the Company has federal and state net operating loss carryforwards which will reduce future taxable income. Approximately $25.1 million in net federal tax benefits are available from these loss carryforwards and an additional $1.0 million is available in net tax credit carryforwards. Included in the federal net operating loss is approximately $1.8 million of loss generated by deductions related to equity-based compensation, the tax effect of which will be recorded to additional paid in capital. The state loss carryforwards will result in net state tax benefits of approximately $2.3 million. The federal net operating loss carryovers will expire in November 2031 and beyond. The state net operating loss carryforwards will expire in November 2014 and beyond.

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

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Numerator (in thousands):
Net income attributable to Christopher & Banks Corporation	$2,616	$629
Income allocated to participating securities	(11)	(2)
Net income available to common shareholders	$2,605	$627
Denominator (in thousands):
Weighted average common shares outstanding - basic	36,279	36,198
Dilutive shares	960	985
Weighted average common and common equivalent shares outstanding - diluted	37,239	37,183
Net earnings per common share:
Basic	$0.07	$0.02
Diluted	$0.07	$0.02

Total stock options of approximately 3.1 million and 3.3 million were excluded from the shares used in the computation of diluted earnings per share for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively, as they were anti-dilutive.

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

The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Assets that are Measured at Fair Value on a Recurring Basis:

For the thirteen week period ended May 3, 2014, fair value under ASC 820-10 applied to the Company's available-for-sale securities. These financial assets are carried at fair value following the requirements of ASC 820-10.

The following table provides information by level for the Company's available-for-sale securities that were measured at fair value on a recurring basis as of May 3, 2014 (in thousands):

		Fair Value Measurements Using Inputs Considered as
Description	Fair Value	Level 1	Level 2	Level 3
Short-term investments:
Certificates of deposit	$3,079	$—	$3,079	$—
Commercial paper	3,699	—	3,699	—
Corporate bonds	1,622	—	1,622	—
U.S. Agency securities	1,603	—	1,603	—
Total current assets	10,003	—	10,003	—
Long-term investments:
Municipal bonds	221	—	221	—
Corporate bonds	835	—	835	—
U.S. Agency securities	400	—	400	—
Total non-current assets	1,456	—	1,456	—
Total assets	$11,459	$—	$11,459	$—

The Company's available-for-sale securities were valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets in which there were fewer transactions. The Company had $16.1 million of investments as of February 1, 2014 and there were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the thirteen week periods ended May 3, 2014 and May 4, 2013. According to its policy, the Company recognizes transfers into levels and transfers out of levels on the date of the event or when a change in circumstances causes a transfer.

Assets that are Measured at Fair Value on a Non-recurring Basis:

There were no impairment charges on long-lived assets for the thirteen weeks ended May 3, 2014. During the thirteen weeks ended May 4, 2013, long-lived assets held and used with a carrying amount of approximately $0.1 million were written down to their fair value of $5 thousand, resulting in an impairment charge of approximately $0.1 million, which was included in earnings for the period.

The Company determines fair value by a discounted cash flow analysis. In determining future cash flows, the Company uses its best estimate of future operating results which requires the use of significant estimates and assumptions, including estimated sales, merchandise margin and expense levels, and the selection of an appropriate discount rate; therefore differences in the estimates or assumptions could produce significantly different results. The challenging economic environment, combined with the continued instability in the housing market and general economic uncertainty impacting the retail industry, makes it reasonably possible that additional long-lived asset impairments could be identified and recorded in future periods.

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

NOTE 11 — Segment Reporting

In the table below, the Retail Operations reportable segment includes activity generated by our retail store locations (Christopher & Banks, C.J. Banks, Missy Petite Women ("MPW") and Outlet stores) as well as our eCommerce business. The “Corporate/Administrative” column, which primarily represents operating activity at the corporate office and distribution center facility, is presented to allow for reconciliation of segment-level net sales, operating income (loss) and total assets to consolidated net sales, operating income (loss) and total assets. Segment operating income (loss) includes only net sales, merchandise gross margin and direct store expenses with no allocation of corporate overhead.

During the thirteen weeks ended May 3, 2014 the Company recorded no charges related to restructuring and impairment as compared to a net charge of approximately $0.1 million related to restructuring and impairment for the thirteen weeks ended May 4, 2013. The impairment costs in fiscal 2013 included approximately $0.1 million of expense related to store-level asset impairment charges and are included in the operating income for the Retail Operations segment for the thirteen weeks ended May 4, 2013.

(in thousands)	Retail Operations	Corporate/Administrative	Consolidated
Thirteen Weeks Ended May 3, 2014
Net sales	$103,366	$—	$103,366
Depreciation and amortization	2,266	641	2,907
Operating income (loss)	17,647	(14,855)	2,792
Total assets	97,025	47,776	144,801

Thirteen Weeks Ended May 4, 2013
Net sales	$108,519	$—	$108,519
Depreciation and amortization	2,452	993	3,445
Operating income (loss)	15,690	(14,908)	782
Total assets	101,003	35,337	136,340

NOTE 12 — Related Party Transactions

The Company or its subsidiaries have for the past several years purchased goods directly from G-III Apparel Group Ltd. (“G-III”) or its related entities as well as engaged the services of two G-III subsidiaries as buying agent. On January 3, 2011, Morris Goldfarb, the Chairman of the Board and Chief Executive Officer of G-III, became a director of the Company. On June 27, 2013, Mr. Goldfarb ceased to be a member of the Board as he did not stand for re-election at the Company's annual meeting of stockholders. Payments made by the Company and its subsidiaries to G-III and its related entities aggregated approximately $0.5 million and $0.4 million for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively. As of May 3, 2014 and February 1, 2014, the Company had a balance due to G-III or its related entities of less than $0.1 million and approximately $0.1 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the condensed consolidated financial statements and notes included in Item 1 of this Form 10-Q and the consolidated financial statements, notes and MD&A contained in our Annual Report on Form 10-K for the fiscal period ended February 1, 2014.

Executive Overview

Christopher & Banks Corporation, a Delaware corporation, is a Minneapolis-based retailer of women’s apparel and accessories, which operates retail stores and two eCommerce sites through its wholly-owned subsidiaries. As of May 3, 2014, we operated 547 stores in 43 states, including 317 Christopher & Banks ("CB") stores, 126 C.J. Banks ("CJ") stores, 71 Missy, Petite, Women ("MPW") stores and 33 outlet stores. Our Christopher & Banks brand offers unique fashions and accessories featuring exclusively designed, coordinated assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P. Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W. Our MPW and outlet stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the missy, petite and women customer in one location. We also operate e-commerce web sites for our two brands at www.christopherandbanks.com and www.cjbanks.com which, in addition to offering the apparel and accessories found in our stores, also offer exclusive sizes and styles available only online.

We believe we have a unique opportunity to address the needs of our customer by embracing her demographic, women who generally range in age from 45 to 60, which is largely overlooked by other retailers. Our overall strategy for our two brands, Christopher & Banks and C.J. Banks, is to offer a compelling, evolving merchandise assortment through our stores and eCommerce web sites in order to satisfy our customers' expectations for style, quality, value, versatility and fit, while providing knowledgeable and personalized customer service.

Outlook for 2014

Second quarter 2014

Our results of operations for the thirteen weeks ended May 3, 2014 reflect continued momentum in our strategic initiatives despite the challenges presented by the severe winter weather experienced during the first half of the quarter. While there is some continued uncertainty associated with the current macro-economic environment, which may result in increased promotional activity in our industry, we anticipate same-store sales to increase in the low to mid-single digit range for the thirteen weeks ending August 2, 2014, compared to the prior year's comparable thirteen-week period. This is after taking into account a comparable store sales increase of 7.7% for the second quarter last year.

We expect to achieve approximately 100 to 150 basis points of gross margin expansion in the second quarter, as compared to last year's second quarter. The anticipated improvement is expected to result largely from improved merchandise margins. We expect selling, general and administrative ("SG&A") expense dollars for the second quarter of fiscal 2014 to be between $32.5 million and $33.0 million, compared to the $31.5 million of SG&A expense reported in the second quarter last year. Included in the second quarter of 2014 is approximately $400 thousand of increased marketing expense in support of increased direct mail, first-time investments in public relations and social media, along with expanded customer research.

We expect inventory levels in the second quarter of fiscal 2014 to remain higher than the levels for the comparable prior year period, at a level similar to the dollars per square foot increase at the end of the first quarter.

We anticipate opening six new outlet stores and three new MPW stores in the second quarter. We also plan on converting 14 CB and CJ stores to seven MPW stores, closing four CB stores and replacing them with four new MPW stores, and converting 53 CB stores to MPW stores by adding CJ product to the assortment during the second quarter.

Fiscal 2014

Looking ahead, additional opportunities to enhance our merchandise offerings, further engage our customer, and broaden our reach with our marketing programs are expected to result in continued improvement in store productivity. We also plan to accelerate our MPW strategy and end the year with approximately 190 locations in this format, as these stores continue to deliver strong returns.

We expect average store count to be down approximately 8% for the full fiscal year, and average square footage for the full fiscal year to decline by approximately 5% as compared to the prior year. Capital expenditures are expected to be approximately $23 million to $25 million for the fiscal year, reflecting new store openings, MPW relocations and the addition of new fixtures in all stores.

We expect to have a significant amount of store activity in fiscal 2014. During the year we plan to close 22 CB and CJ stores and convert them into 11 MPW stores in an existing store location; to close 22 CB and CJ stores and relocate to 11 new MPW stores; and to close 11 CB stores and replace each with a new MPW store in a nearby location. In addition, we currently have identified 23 sites for new stores in fiscal 2014 - consisting of 10 MPW stores and 13 outlets. We also anticipate adding CJ product to an additional 32 CB stores during the third quarter, in addition to the 53 we added to in May. We expect to end the fiscal year with 545 to 550 stores, which will equate to a 1% increase in total square footage as compared to the end of fiscal 2013. This is down slightly from our prior guidance due to the acceleration of collapsing and combining CB and CJ stores into MPW stores.

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

As we continue to implement our strategy of converting many of our existing stores to MPW stores, those converted stores are dropping out of our comparable store base for 13 months. As a result, we are also monitoring changes in sales per square foot for the entire store base. For the first quarter, sales per square foot increased by 3.0% as compared to the same period last year. Another metric of store productivity we are monitoring is gross margin per square foot, which increased by approximately 10% in the first quarter as compared to the prior year period.

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

Operating income

Our management views operating income as a key indicator of our success. The key drivers of operating income are sales per square foot, same-store sales, merchandise, buying and occupancy costs and our ability to control our other operating costs.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in Note 1 of the notes to consolidated financial statements contained within our Annual Report on Form 10-K for the fiscal period ended February 1, 2014. There have been no material changes in our critical accounting policies or estimates in the thirteen weeks ended May 3, 2014. Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.

Results of Operations

Thirteen Weeks Ended May 3, 2014 Compared to Thirteen Weeks Ended May 4, 2013

	Thirteen Weeks Ended
	May 3, 2014		May 4, 2013		Change
	$ (in thousands)	% of Sales	$ (in thousands)	% of Sales	$	%
Net sales	$103,366	100.0%	$108,519	100.0%	$(5,153)	(4.7)%
Merchandise, buying and occupancy	65,461	63.3	71,436	65.8	(5,975)	(8.4)
Selling, general and administrative	32,206	31.2	32,716	30.1	(510)	(1.6)
Depreciation and amortization	2,907	2.8	3,445	3.3	(538)	(15.6)
Restructuring and impairment	—	—	140	0.1	(140)	(100.0)
Total costs and expenses	100,574	97.3	107,737	99.3	(7,163)	(6.6)
Operating income	2,792	2.7	782	0.7	2,010	257.0
Other expense	(52)	(0.1)	(63)	—	11	(17.5)
Income before income taxes	2,740	2.7	719	0.7	2,021	281.1
Income tax provision	124	0.1	90	0.1	34	37.8
Net income	$2,616	2.5%	$629	0.6%	$1,987	315.9%

Net Sales.  Net sales for the thirteen weeks ended May 3, 2014 were $103.4 million, a decrease of $5.2 million, or 4.7%, from net sales of $108.5 million for the thirteen weeks ended May 4, 2013. The decrease in net sales was primarily a result of operating an average of 54, or 8.9%, fewer stores than during the comparable period last year. Our store count totaled 547 as of May 3, 2014, compared to 603 at May 4, 2013.

Same-store sales decreased 0.2% for the thirteen weeks ended May 3, 2014, when compared to the thirteen weeks ended May 4, 2013; this follows a 23.4% same-store sales increase in last year's first quarter. The decrease in same-store sales was primarily a result of temporary store closings, shortened store hours and lower traffic due to the unseasonably cold weather and snow that impacted the majority of our store base for the first half of the fiscal quarter. Nearly two-thirds of our store base was impacted at one point or another by weather during the first half of the first quarter.

eCommerce sales during the quarter were $11.6 million, down 5.5% from $12.2 million during the first quarter last year, as indicated below. The decrease is a result of lower store-initiated sales due to weather issues, as well as lower levels of clearance inventory.

For the quarter, traffic declined by approximately 11% while all other metrics improved. Conversion rates were up 4.2%, while units per transaction ("UPTs") increased 3.8% and average unit retails rose 5.3%, suggesting that our merchandise assortments continue to resonate well with our customer, especially in light of the highly promotional environment.

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Net sales (in thousands):
Retail stores	$91,808	$96,293

eCommerce (1)	11,558	12,226

Total net sales	$103,366	$108,519

  (1) amounts include both direct eCommerce sales and store-initiated sales.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $65.5 million, or 63.3% of net sales, for the thirteen weeks ended May 3, 2014, compared to $71.4 million, or 65.8% of net sales, for the thirteen weeks ended May 4, 2013, resulting in approximately 250 basis points of improvement in gross profit margin for the quarter.

The improvement in gross margin was driven by higher merchandise margins resulting mainly from fewer markdowns combined with improved initial product mark-up, consistent with our strategy to increase the level of core merchandise sold at regular retail pricing.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, exclusive of depreciation and amortization, for the thirteen weeks ended May 3, 2014 were $32.2 million, or 31.2% of net sales, compared to $32.7 million, or 30.1% of net sales, for the thirteen weeks ended May 4, 2013. The decrease in selling, general and administrative expenses was the result of reduced store payroll expense to align with lower mall traffic trends, offset by increased marketing investments in direct mail.

During the second quarter of fiscal 2013, we increased our direct marketing efforts. In the first quarter of fiscal 2014, marketing as a percentage of net sales was approximately 2.7%, compared to 2.0% in the prior year period. We have been pleased with the return on our investment in direct mail campaigns as it has provided us an effective means to drive current customers as well as inactive, or lapsed, customers into our stores and to our websites.

Depreciation and Amortization.  Depreciation and amortization expense was $2.9 million, or 2.8% of net sales, for the thirteen weeks ended May 3, 2014, compared to $3.4 million, or 3.3% of net sales, for the thirteen weeks ended May 4, 2013. The decrease in the amount of depreciation and amortization expense primarily resulted from operating on average 8.9% fewer stores in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. In addition, the continued maturing of our store base has resulted in more fully depreciated assets and lower depreciation expense.

Restructuring and Impairment. We had no restructuring and impairment expenses in the thirteen weeks ended May 3, 2014. We recorded non-cash impairment charges of approximately $0.1 million related to one store in the thirteen weeks ended May 4, 2013.

Operating Income.  As a result of the foregoing factors, we reported operating income of approximately $2.8 million, or 2.7% of net sales, for the thirteen weeks ended May 3, 2014, compared to operating income of $0.8 million, or 0.7% of net sales, for the thirteen weeks ended May 4, 2013.

Other Expense. Other expense of $52 thousand for the thirteen weeks ended May 3, 2014 primarily consisted of fees associated with our Credit Facility, which was slightly offset by interest income from our investments. For the thirteen weeks ended May 4, 2013, other expense of $63 thousand consisted primarily of fees associated with our Credit Facility.

Income Taxes.  We recorded income tax expense of approximately $0.1 million, with an effective tax rate of 4.5%, for the thirteen weeks ended May 3, 2014. For the thirteen weeks ended May 4, 2013, we recorded income tax expense of approximately $0.1 million, with an effective tax rate of 12.5%. Our effective rates reflect the ongoing impact of the valuation allowance on our deferred tax assets. Management will continue to evaluate the need for the valuation allowance based on the Company's current operating performance and other relevant factors.

Net Income.  As a result of the foregoing factors, we reported net income of $2.6 million, or 2.5% of net sales and $0.07 per diluted share, for the thirteen weeks ended May 3, 2014, compared to net income of $0.6 million, or 0.6% of net sales and $0.02 per diluted share, for the thirteen weeks ended May 4, 2013.

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

The following table summarizes our cash flows for the thirteen weeks ended May 3, 2014 and May 4, 2013 (in thousands):

	May 3, 2014	May 4, 2013
Net cash (used in) provided by operating activities	$(11,935)	$967
Net cash provided by (used in) investing activities	443	(10,500)
Net cash used in financing activities	(48)	(197)
Net decrease in cash and cash equivalents	$(11,540)	$(9,730)

Net cash provided by (used in) operating activities

Thirteen weeks ended May 3, 2014

Net cash used in operating activities in the thirteen weeks ended May 3, 2014 totaled $11.9 million. This compares to net cash provided by operating activities of $1.0 million in the thirteen weeks ended May 4, 2013. We reported net income of $2.6 million for the thirteen weeks ended May 3, 2014, compared to net income of $0.6 million for the thirteen weeks ended May 4, 2013.

Significant fluctuations in our working capital accounts in the thirteen weeks ended May 3, 2014 included a $5.3 million increase in merchandise inventories, a $7.6 million decrease in accounts payable, a $1.7 million increase in prepaid expenses and other current assets, a $3.5 million increase in accounts receivable and a $0.9 million decrease in accrued liabilities. The increase in merchandise inventories related to an increased investment in core inventory coupled with a planned increase in inventory on hand at the end of the quarter for C.J. Banks product to be added to 53 Christopher & Banks stores early in the second quarter. The decrease in accounts payable related to timing of inventory receipts earlier in the quarter compared to the prior year period. The increase in prepaid expenses and other current assets primarily related to increases in IT-related contracts, advertising and rent partially offset by a decrease in store supplies. The increase in accounts receivable primarily resulted from tenant allowances on new stores, partially offset by a decrease in accounts payable debit balances. In addition, more of our sales were tendered on our private label credit card in the first quarter of fiscal 2014 compared to the prior year period, which has resulted in an increase in payment card receivables.

The decrease in accrued liabilities primarily related to lower accruals for performance-based incentive compensation as compared to the prior year which included management retention bonuses, somewhat offset by the timing of payroll periods. The decrease also includes lower gift card accruals, as we typically experience higher purchase activity in the fourth quarter followed by net redemptions throughout the remainder of the following year.

The remainder of the change in cash used in operating activities was substantially the result of the net earnings realized in the first quarter, after adjusting for non-cash charges including depreciation and amortization, store asset impairment, deferred lease related liabilities and stock-based compensation expense, combined with various changes in our other operating assets and liabilities.

Thirteen weeks ended May 4, 2013

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

Significant fluctuations in our working capital accounts in the first thirteen weeks of fiscal 2013 included a $4.2 million decrease in accounts payable, a $3.8 million increase in accrued liabilities, a $1.8 million increase in accounts receivable, and a $1.0 million increase in prepaid expenses and other current assets. The decrease in accounts payable related to shifts in the timing of merchandise receipts and inventory payments as we had accelerated some spring inventory deliveries at the end of fiscal 2012. The increase in accrued liabilities related to accruals for performance-based incentive compensation and additional accrued payroll related to a shift in the timing of payroll periods. In addition, higher sales taxes payable was offset by a decrease in our liability for outstanding gift cards, as gift card redemptions exceeded issuances in the first quarter of fiscal 2013.

The increase in accounts receivable in the first quarter of fiscal 2013 primarily resulted from higher payment card receivables due to greater sales recorded in the week prior to the end of that quarter as compared to sales in the week prior to the end of the first quarter of fiscal 2012. In addition, more of our sales were tendered on our private label credit card in the first quarter of fiscal 2013 compared to the prior year period, which has also resulted in an increase in payment card receivables. The increase in prepaid expenses and other current assets primarily related to an increase in prepaid rent due to the timing of store rent payments.

The remainder of the change in cash provided by operating activities was substantially the result of the net earnings realized in the first quarter, after adjusting for non-cash charges, including depreciation and amortization, store asset impairment, deferred lease related liabilities and stock-based compensation expense, combined with various other changes in our other operating assets and liabilities.

Net cash provided by (used in) investing activities

Thirteen weeks ended May 3, 2014

Net cash provided by investing activities in the thirteen weeks ended May 3, 2014 totaled $0.4 million, a change of $10.9 million from net cash used in investing activities of $10.5 million during the thirteen weeks ended May 4, 2013. Net cash provided by investing activities in the thirteen weeks ended May 3, 2014 consisted of $4.2 million of capital expenditures, offset by $4.6 million of maturities of available-for-sale investments. We opened two new stores and closed or converted 25 existing stores in the thirteen weeks ended May 3, 2014. We also made investments in our information technology infrastructure and visual merchandising displays and fixtures.

Thirteen weeks ended May 4, 2013

Net cash used in investing activities in the first quarter of fiscal 2013 totaled $10.5 million, a decrease of $17.9 million from net cash provided by investing activities of $7.4 million during the first quarter of fiscal 2012. Net cash used in investing activities in the first quarter consisted of $9.5 million of purchases of available-for-sale investments and $1.0 million of capital expenditures. We opened one new store in the first quarter of fiscal 2013 and made investments in our information technology infrastructure and visual merchandise displays and fixtures.

Net cash used in financing activities

Thirteen weeks ended May 3, 2014

Net cash used in financing activities in the thirteen weeks ended May 3, 2014 totaled approximately $48 thousand, a change of approximately $0.1 million from net cash used in financing activities of $0.2 million in the thirteen weeks ended May 4, 2013. In the thirteen weeks ended May 3, 2014, net cash used in financing activities primarily related to the issuance of shares for stock option exercises, offset by shares which were surrendered to us by stock plan participants in order to satisfy withholding tax obligations on the vesting of restricted stock awards.

Thirteen weeks ended May 4, 2013

Net cash used in financing activities in the first quarter of fiscal 2013 totaled approximately $0.2 million, a decrease of approximately $0.2 million from $22 thousand in the first quarter of fiscal 2012. In both periods, primarily all of the net cash used in financing activities pertained to payment of payroll taxes related to shares which were surrendered to us by stock plan participants in order to satisfy withholding tax obligations related to the vesting of restricted stock awards.

Capital Resources

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

We had no revolving credit loan borrowings under the Credit Facility during fiscal 2014 or fiscal 2013. Historically, our credit facility has been utilized only to open letters of credit. The total borrowing base at May 3, 2014 was approximately $44.0 million. As of May 3, 2014, we had open on-demand letters of credit of approximately $1.0 million. Accordingly, after reducing the borrowing base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the borrowing base, the net availability of revolving credit loans under the Credit Facility was approximately $38.6 million at May 3, 2014.

See Note 6 - Credit Facility for additional details regarding our Credit Facility.

Sourcing

We directly imported approximately 36% and 26% of our merchandise purchases during the thirteen week periods ended May 3, 2014 and May 4, 2013, respectively. A significant amount of our merchandise was manufactured overseas in each of these fiscal years, primarily in China. This reliance on sourcing from foreign countries may cause us to be exposed to certain risks as indicated below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K.

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

We do not have long-term purchase commitments or arrangements with any of our suppliers or buying agents. One of our suppliers accounted for approximately 27%, and 19% of our purchases during the thirteen week periods ended May 3, 2014 and May 4, 2013, respectively. A second supplier provided approximately 10% and 6% of our purchases during the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively. No other vendor supplied greater than 10% of the Company's merchandise purchases during the thirteen month periods ended May 3, 2014 and May 4, 2013.

We currently expect product costs to remain relatively stable for the remainder of fiscal 2014.

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

Inflation

We do not believe that inflation had a material effect on our results of operations for the thirteen weeks ended May 3, 2014.

Forward-Looking Statements

We may make forward-looking statements reflecting our current views with respect to future events and financial performance.  These forward-looking statements, which may be included in reports filed under the Exchange Act, in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of our Annual Report on Form 10-K for the fiscal period ended February 1, 2014, which could cause actual results to differ materially from historical results or those anticipated.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, we wish to advise readers that the factors listed in Item 1A of our Annual Report on Form 10-K for the fiscal period ended February 1, 2014, as well as other factors, could affect our performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

(b) Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended May 3, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information discussed in this report, the factors described in Part I, Item 1A. Risk Factors in our 2013 Annual Report on Form 10-K for the fiscal period ended February 1, 2014 should be considered as they could materially affect our business, financial condition or future results. There have not been any material changes with respect to the risks described in our 2013 Form 10-K, but these are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning purchases of our common stock for the quarter ended May 3, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
2/2/14 - 3/1/14	—	$—	—	$—
3/2/14 - 4/5/14	5,574	6.50	—	—
4/6/14 - 5/3/14	8,120	6.43	—	—
Total	13,694	6.46	—	—

 (1) The shares of common stock in this column represent shares that were surrendered to us by stock plan participants in order to satisfy minimum withholding tax obligations related to the vesting of restricted stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
10.1
Form of Performance Award Agreement under the Christopher & Banks Corporation Second Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report of Form 8-K filed March 14, 2014)

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Christopher & Banks Corporation for the fiscal quarter ended May 3, 2014, formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements

*   Filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated: June 12, 2014	By:	/s/ LuAnn Via
LuAnn Via
President and Chief Executive Officer
(Principal Executive Officer)

Dated: June 12, 2014	By:	/s/ Peter G. Michielutti
Peter G. Michielutti
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)