Form 10-Q
period 2014-08-02
CHRISTOPHER & BANKS CORP
filed 2014-09-05
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2014

or

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

As of August 29, 2014 there were 36,894,551 shares of the registrant's common stock outstanding.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page

	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of August 2, 2014 (unaudited) and February 1, 2014	2
	Unaudited Condensed Consolidated Statements of Operations for the Thirteen and Twenty-six Weeks Ended August 2, 2014 and August 3, 2013	3
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Thirteen and Twenty-six Weeks Ended August 2, 2014 and August 3, 2013	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Twenty-six Weeks Ended August 2, 2014 and August 3, 2013	5
	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

	Signatures	26

PART I - FINANCIAL INFORMATION

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	August 2, 2014	February 1, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,565	$41,074
Short-term investments	12,434	12,982
Accounts receivable	6,527	2,428
Merchandise inventories	48,218	44,877
Prepaid expenses and other current assets	9,135	7,408
Income taxes receivable	954	310
Total current assets	104,833	109,079
Property, equipment and improvements, net	41,269	36,458
Other assets:
Long-term investments	3,402	3,143
Other assets	276	298
Total assets	$149,780	$148,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,455	$23,198
Accrued salaries, wages and related expenses	5,131	6,322
Accrued liabilities and other current liabilities	21,013	23,748
Total current liabilities	44,599	53,268
Non-current liabilities:
Deferred lease incentives	6,584	4,773
Deferred rent obligations	3,736	2,860
Other non-current liabilities	1,196	1,140
Total non-current liabilities	11,516	8,773

Commitments	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 46,685 and 46,214 shares issued, and 36,895 and 36,423 shares outstanding at August 2, 2014 and February 1, 2014, respectively	465	461
Additional paid-in capital	123,173	122,416
Retained earnings	82,747	76,768
Common stock held in treasury, 9,791 shares at cost at August 2, 2014 and February 1, 2014	(112,711)	(112,711)
Accumulated other comprehensive (loss) income	(9)	3
Total stockholders’ equity	93,665	86,937
Total liabilities and stockholders’ equity	$149,780	$148,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013

Net sales	$106,633	$104,233	$209,998	$212,752
Costs and expenses:	0
Merchandise, buying and occupancy	69,000	69,329	134,460	140,765
Selling, general and administrative	31,281	31,530	63,488	64,246
Depreciation and amortization	2,958	3,375	5,865	6,820
Impairment of store assets	144	—	144	140
Total costs and expenses	103,383	104,234	203,957	211,971
Operating income (loss)	3,250	(1)	6,041	781
Other expense	(53)	(37)	(104)	(100)
Income (loss) before income taxes	3,197	(38)	5,937	681
Income tax (benefit) provision	(165)	227	(42)	317
Net income (loss)	$3,362	$(265)	$5,979	$364

Basic income per share:
Net income (loss)	$0.09	$(0.01)	$0.16	$0.01
Basic shares outstanding	36,591	36,215	36,442	36,219

Diluted income per share:
Net income (loss)	$0.09	$(0.01)	$0.16	$0.01
Diluted shares outstanding	37,632	36,215	37,455	37,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013

Net income (loss)	$3,362	$(265)	$5,979	$364
Other comprehensive loss, net of tax:
Unrealized holding losses on securities arising during the period, net of taxes of $0 for the thirteen week periods ending August 2, 2014 and August 3, 2013, respectively, and net of taxes of $0 for the twenty-six week periods ending August 2, 2014 and August 3, 2013, respectively	(13)	(6)	(12)	(14)
Total other comprehensive loss	(13)	(6)	(12)	(14)
Comprehensive income (loss)	$3,349	$(271)	5,967	350

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twenty-six Weeks Ended
	August 2, 2014	August 3, 2013
Cash flows from operating activities:
Net income	$5,979	$364
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,865	6,820
Impairment of store assets	144	140
Amortization of discount on investments	34	22
Amortization of financing costs	37	37
Deferred lease-related liabilities	2,277	(882)
Stock-based compensation expense	1,387	1,342
Loss on disposal of assets	51	2
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,099)	(1,231)
(Increase) decrease in merchandise inventories	(3,341)	2,656
Increase in prepaid expenses and other assets	(1,744)	(1,154)
Increase in income taxes receivable	(644)	(8)
(Decrease) increase in accounts payable	(5,274)	2,527
Decrease in accrued liabilities	(3,602)	(1,011)
Increase in other liabilities	144	70
Net cash (used in) provided by operating activities	(2,786)	9,694

Cash flows from investing activities:
Purchases of property, equipment and improvements	(10,340)	(3,349)
Purchases of available-for-sale investments	(6,497)	(10,816)
Redemptions of available-for-sale investments	6,740	950
Net cash used in investing activities	(10,097)	(13,215)

Cash flows from financing activities:
Shares redeemed for payroll taxes	(1,469)	(190)
Exercise of stock options	843	94
Net cash used in financing activities	(626)	(96)

Net decrease in cash and cash equivalents	(13,509)	(3,617)

Cash and cash equivalents at beginning of period	41,074	40,739

Cash and cash equivalents at end of period	$27,565	$37,122

Supplemental cash flow information:
Unpaid purchases of equipment and improvements	$531	$59
Shares surrendered for stock option cost	$1,715	$—

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

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal adjustments, except as otherwise stated in these notes, necessary to present fairly our financial position as of August 2, 2014 and February 1, 2014, our results of operations for the thirteen and twenty-six week periods ended August 2, 2014 and August 3, 2013, and our cash flows for the twenty-six week periods ended August 2, 2014 and August 3, 2013.

Recently issued accounting pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance was effective for the Company's interim and annual reporting periods beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company's financial condition, results of operations or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This update clarifies the principles for revenue recognition in transactions involving contracts with customers.   The guidance will be effective for the Company’s interim and annual reporting periods beginning after December 15, 2016 and early adoption is not permitted.   The Company is continuing evaluation of this guidance to determine what impact, if any, the adoption of this guidance may have on the Company’s financial condition, results of operations, or disclosures.

NOTE 2 — Investments

Investments as of August 2, 2014 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Short-term investments:
Available-for-sale securities:
Certificates of deposit	$5,920	$—	$10	$5,910
Commercial paper	3,697	—	1	3,696
Corporate bonds	2,024	3	—	2,027
U.S. Agency securities	801	—	—	801
Total short-term investments	12,442	3	11	12,434
Long-term investments:
Available-for-sale securities:
Municipal bonds	218	2	—	220
Corporate bonds	2,285	1	4	2,282
U.S. Agency securities	900	—	—	900
Total long-term investments	3,403	3	4	3,402
Total investments	$15,845	$6	$15	$15,836

The Company had $16.1 million of investments as of February 1, 2014. During the twenty-six weeks ended August 2, 2014, there were approximately $6.5 million purchases of available-for-sale securities and approximately $6.7 million of maturities and sales of available-for-sale securities. During the twenty-six weeks ended August 3, 2013, there were approximately $10.8 million purchases of available-for-sale securities and approximately $1.0 million sales or maturities of available-for-sale securities. There were no other-than-temporary impairments of available-for-sale securities during the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively.

Expected maturities of the Company's investments are as follows (in thousands):

August 2, 2014
Due in one year or less	$12,434
Due after one year through five years	3,402
Total investment securities	$15,836

NOTE 3 — Merchandise Inventories and Sources of Supply

Merchandise inventories consisted of the following (in thousands):

	August 2, 2014	February 1, 2014
Merchandise - in store/e-commerce	$35,916	$35,324
Merchandise - in transit	12,302	9,553
Total merchandise inventories	$48,218	$44,877

The Company does not have long-term purchase commitments or arrangements with any of its suppliers or agents.  During the twenty-six weeks ended August 2, 2014 and August 3, 2013, one of our suppliers accounted for approximately 31% and 22% of our purchases, respectively. No other vendor supplied greater than 10% of the Company's merchandise purchases during the twenty-six week period ended August 2, 2014 or August 3, 2013.

NOTE 4 — Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following (in thousands):

Description	Estimated Useful Life	August 2, 2014	February 1, 2014
Land	—	$1,597	$1,597
Corporate office, distribution center and related building improvements	25 years	12,490	12,426
Store leasehold improvements	Shorter of the useful life or term of related lease, typically 10 years	54,581	52,591
Store furniture and fixtures	3 to 10 years	70,118	76,264
Corporate office and distribution center furniture, fixtures and equipment	7 years	4,431	5,069
Computer and point of sale hardware and software	3 to 5 years	35,755	34,808
Construction in progress	—	8,245	1,892
Total property, equipment and improvements, gross		187,217	184,647
Less accumulated depreciation and amortization		(145,948)	(148,189)
Total property, equipment and improvements, net		$41,269	$36,458

The Company reviews long-lived assets with definite lives at least annually, or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. As a result of an impairment analysis, which included the evaluation of individual under-performing stores and assessing the recoverability of the carrying value of the improvements and equipment related to each of the stores, the Company recorded approximately $0.1 million for long-lived asset impairments during the thirteen and twenty-six week periods ended August 2, 2014. The Company recorded approximately $0.1 million for long-lived asset impairments during the twenty-six week period ended August 3, 2013.

The Company's assessment of the recoverability of the carrying value of its assets involves the projection of future cash flows, which requires the use of significant estimates and assumptions. Differences in circumstances or estimates could produce significantly different results.

NOTE 5 — Accrued Liabilities

Accrued liabilities and other current liabilities consisted of the following (in thousands):

	August 2, 2014	February 1, 2014
Gift card and store credit liabilities	$5,325	$8,078
Accrued Friendship Rewards Program loyalty liability	4,133	4,020
Accrued income, sales and other taxes payable	2,273	1,517
Accrued occupancy-related expenses	3,552	2,101
Sales return reserve	1,203	835
Other accrued liabilities	4,527	7,197
Total accrued liabilities and other current liabilities	$21,013	$23,748

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

Borrowings under the Credit Facility will generally accrue interest at a rate ranging from 2.0% to 2.5% over the London Interbank Offered Rate ("LIBOR") or 1.0% to 1.5% over Wells Fargo's Prime Rate based on the amount of Excess Availability, as such term is defined in the Credit Facility. Letters of credit fees range from 1.5% to 2.5%, depending upon Excess Availability.

The Credit Facility contains certain affirmative and negative covenants. The affirmative covenants include certain reporting requirements, maintenance of properties, payment of taxes and insurance, compliance with laws, environmental compliance and other provisions customary in such agreements. Negative covenants limit or restrict, among other things, secured and unsecured indebtedness, fundamental changes in the business, investments, liens and encumbrances, transactions with affiliates and other matters customarily restricted in such agreements. The sole financial covenant contained in the Credit Facility requires the Company to maintain availability at least equal to the greater of (a) ten percent (10%) of the borrowing base or (b) $3.0 million. The Company was in compliance with all covenants as of August 2, 2014.

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

The Company had no revolving credit loan borrowings under the Credit Facility during each of the twenty-six week periods ended August 2, 2014 or August 3, 2013. Historically, the Company's credit facility has been utilized only to open letters of credit. The total borrowing base at August 2, 2014 was approximately $32.3 million. As of August 2, 2014, the Company had open on-demand letters of credit of approximately $1.0 million. Accordingly, after reducing the borrowing base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the borrowing base, the net availability of revolving credit loans under the Credit Facility was approximately $28.0 million at August 2, 2014.

NOTE 7 — Income Taxes

The Company's liability for unrecognized tax benefits associated with uncertain tax positions is recorded within other non-current liabilities. As of August 2, 2014 and February 1, 2014, the Company's liability for unrecognized tax benefits was approximately $0.9 million and $0.8 million, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of August 2, 2014 and February 1, 2014 was $0.6 million and $0.5 million, respectively.  The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax. At August 2, 2014 and February 1, 2014, approximately $0.2 million and $0.1 million, respectively, was accrued for the potential payment of interest and penalties.

The Company and its subsidiaries are subject to U.S. federal income taxes and the income tax obligations of various state and local jurisdictions.  Fiscal 2011 is currently under examination by the Internal Revenue Service ("IRS"). The transition period, fiscal 2012 and fiscal 2013 remain subject to examination by the IRS. With few exceptions, the Company is not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2009.  As of August 2, 2014, the Company had no other ongoing audits and does not expect the liability for unrecognized tax benefits to significantly increase or decrease in the next twelve months.

As of August 2, 2014, the Company had a full valuation allowance against its net deferred tax assets. Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income. The Company has incurred a net cumulative loss as measured by the results of the current year and the prior two years. ASC 740 “Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period. Forming a conclusion that a valuation allowance is not needed is difficult when negative evidence such as cumulative losses exists. As a result of management's evaluation, there was insufficient positive evidence to overcome the negative evidence related to the Company's cumulative losses. Accordingly, the Company has continued to maintain a full valuation allowance against its net deferred tax assets since the third quarter of the fiscal year ended February 26, 2011; recording the valuation allowance does not have any impact on cash and does not prevent the Company from using the deferred tax assets in future periods when profits are realized.

As of August 2, 2014, the Company has federal and state net operating loss carryforwards which will reduce future taxable income. Approximately $24.9 million in net federal tax benefits are available from these loss carryforwards and an additional $0.6 million is available in net tax credit carryforwards. Included in the federal net operating loss is approximately $1.8 million of loss generated by deductions related to equity-based compensation, the tax effect of which will be recorded to additional paid in capital when utilized. The state loss carryforwards will result in net state tax benefits of approximately $2.3 million. The federal net operating loss carryovers will expire in November 2031 and beyond. The state net operating loss carryforwards will expire in November 2014 and beyond.

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

The calculation of EPS for common stock shown below excludes the income attributable to unvested employee restricted stock awards from the numerator and excludes the dilutive impact of these shares from the denominator.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Numerator (in thousands):
Net income (loss) attributable to Christopher & Banks Corporation	$3,362	$(265)	$5,979	$364
Income allocated to participating securities	(10)	—	(24)	(1)
Net income (loss) available to common shareholders	$3,352	$(265)	$5,955	$363
Denominator (in thousands):
Weighted average common shares outstanding - basic	36,591	36,215	36,442	36,219
Dilutive shares	1,041	—	1,013	895
Weighted average common and common equivalent shares outstanding - diluted	37,632	36,215	37,455	37,114
Net earnings per common share:
Basic	$0.09	$(0.01)	$0.16	$0.01
Diluted	$0.09	$(0.01)	$0.16	$0.01

Total stock options of approximately 0.4 million and 0.5 million were excluded from the shares used in the computation of diluted earnings per share for the thirteen and twenty-six week periods ended August 2, 2014, respectively, as they were anti-dilutive. Total stock options of approximately 3.2 million were excluded from the shares used in the computation of diluted earnings per share for each of the thirteen and twenty-six week periods ended August 3, 2013, as they were anti-dilutive.

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

Assets that are Measured at Fair Value on a Recurring Basis:

For the twenty-six week period ended August 2, 2014, fair value under ASC 820-10 applied to the Company's available-for-sale securities. These financial assets are carried at fair value following the requirements of ASC 820-10.

The following table provides information by level for the Company's available-for-sale securities that were measured at fair value on a recurring basis as of August 2, 2014 (in thousands):

		Fair Value Measurements Using Inputs Considered as
Description	Fair Value	Level 1	Level 2	Level 3
Short-term investments:
Certificates of deposit	$5,910	$—	$5,910	$—
Commercial paper	3,696	—	3,696	—
Corporate bonds	2,027	—	2,027	—
U.S. Agency securities	801	—	801	—
Total current assets	12,434	—	12,434	—
Long-term investments:
Municipal bonds	2,282	—	2,282	—
Corporate bonds	220	—	220	—
U.S. Agency securities	900	—	900	—
Total non-current assets	3,402	—	3,402	—
Total assets	$15,836	$—	$15,836	$—

The Company's available-for-sale securities were valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets in which there were fewer transactions. The Company had $16.1 million of investments as of February 1, 2014 and there were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the twenty-six week periods ended August 2, 2014 and August 3, 2013. According to its policy, the Company recognizes transfers into levels and transfers out of levels on the date of the event or when a change in circumstances causes a transfer.

Assets that are Measured at Fair Value on a Non-recurring Basis:

The following table summarizes certain information for non-financial assets as of August 2, 2014 and February 1, 2014 that are measured at fair value on a non-recurring basis in periods subsequent to an initial recognition period. Amounts are placed into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (in thousands):

		Fair Value Measurements
		Using Inputs Considered as
Description	Fair Value	Level 1	Level 2	Level 3	Realized Losses
Assets as of August 2, 2014
Long-lived assets held and used	$40	$—	$—	$40	$(144)
Assets as of February 1, 2014
Long-lived assets held and used	$5	$—	$—	$5	$(140)

The Company recorded approximately $0.1 million in impairment charges, included in earnings for the period, on long-lived assets held and used with a carrying value of approximately $0.2 million, resulting in a fair value of $40 thousand, for the thirteen and twenty-six week periods ended August 2, 2014. During the twenty-six weeks ended August 3, 2013, long-lived assets held and used with a carrying amount of approximately $0.1 million were written down to their fair value of $5 thousand, resulting in an impairment charge of approximately $0.1 million, which was included in earnings for the period.

The Company determines fair value using a discounted cash flow approach as discussed in Note 1, Nature of Business and Significant Accounting Policies in our Form 10-K for the year ended February 1, 2014. In determining future cash flows, the Company uses its best estimate of future operating results which requires the use of significant estimates and assumptions, including estimated sales, merchandise margin and expense levels, and the selection of an appropriate discount rate; therefore differences in the estimates or assumptions could produce significantly different results. General economic uncertainty impacting the retail industry makes it reasonably possible that additional long-lived asset impairments could be identified and recorded in future periods.

The fair value measurement of the long-lived assets encompasses the following significant unobservable inputs:

	Range
Unobservable Inputs	Fiscal 2014	Fiscal 2013
Weighted Average Cost of Capital (WACC)	15.8%	15.8%
Annual sales growth	3% - 9.8%	3% - 9.8%

NOTE 10 — Legal Proceedings

The Company is subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business.  Although the amount of any liability that could arise with respect to any current proceedings cannot be accurately predicted, management does not expect any such liability to have a material adverse impact on the Company's financial position, results of operations or liquidity.

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

During the thirteen and twenty-six week periods ended August 2, 2014, the Company recorded approximately $0.1 million in charges related to the impairment of two stores as compared to no impairment charges during the thirteen week period a year ago and a net charge of approximately $0.1 million related to impairment of one store for the twenty-six weeks ended August 3, 2013, respectively. The impairment costs for each period related to store-level asset impairment charges and are included in the operating income for the Retail Operations segment.

(in thousands)	Retail Operations	Corporate/Administrative	Consolidated
Thirteen Weeks Ended August 2, 2014
Net sales	$106,633	$—	$106,633
Depreciation and amortization	2,313	645	2,958
Operating income (loss)	16,081	(12,831)	3,250

Thirteen Weeks Ended August 3, 2013
Net sales	104,233	—	104,233
Depreciation and amortization	2,431	944	3,375
Operating income (loss)	13,261	(13,262)	(1)

Twenty-six Weeks Ended August 2, 2014
Net sales	209,998	—	209,998
Depreciation and amortization	4,579	1,286	5,865
Operating income (loss)	33,728	(27,687)	6,041
Total assets	93,128	56,652	149,780

Twenty-six Weeks Ended August 3, 2013
Net sales	212,752	—	212,752
Depreciation and amortization	4,884	1,936	6,820
Operating income (loss)	28,951	(28,170)	781
Total assets	96,366	41,989	138,355

NOTE 12 — Related Party Transactions

The Company or its subsidiaries have for the past several years purchased goods directly from G-III Apparel Group Ltd. (“G-III”) or its related entities as well as engaged the services of two G-III subsidiaries as buying agent. On January 3, 2011, Morris Goldfarb, the Chairman of the Board and Chief Executive Officer of G-III, became a director of the Company. On June 27, 2013, Mr. Goldfarb ceased to be a member of the Board as he did not stand for re-election at the Company's annual meeting of stockholders. Payments made by the Company and its subsidiaries to G-III and its related entities aggregated approximately $0.7 million and $0.7 million for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively. As of August 2, 2014 and February 1, 2014, the Company had a balance due to G-III or its related entities of approximately $3 thousand and $0.1 million, respectively.

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

Executive Overview

Christopher & Banks Corporation, a Delaware corporation, is a Minneapolis-based retailer of women’s apparel and accessories, which operates retail stores and two eCommerce sites through its wholly-owned subsidiaries. As of August 2, 2014, we operated 545 stores in 43 states, including 250 Christopher & Banks ("CB") stores, 118 C.J. Banks ("CJ") stores, 138 Missy, Petite, Women ("MPW") stores and 39 outlet stores. Our Christopher & Banks brand offers unique fashions and accessories featuring exclusively designed, coordinated assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P. Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W. Our MPW and outlet stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the MPW customer in one location. We also operate e-commerce web sites for our two brands at www.christopherandbanks.com and www.cjbanks.com which, in addition to offering the apparel and accessories found in our stores, also offer exclusive sizes and styles available only online.

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

Outlook for 2014

Third quarter 2014

With the continued conversion of stores to the MPW format and anticipated new store openings, the percentage of stores within the same-store sales base will continue to decline over the next four to five fiscal quarters. As a result, for the near-term we believe same-store sales will not be an accurate measure or predictor of our performance. Therefore, our sales guidance at least through the first quarter of fiscal 2016 will be based on our expectations for total net sales rather than same-store sales.

We expect total net sales for the third quarter to be between $122 million and $124 million and to operate, on average, 550 stores during the quarter. This compares to $118.1 million in net sales in last year’s third quarter when we operated, on average, 596 stores.

We expect approximately 75 to 125 basis points of gross margin expansion in the third quarter as compared to the comparable period last year. This will be largely driven by improved merchandise margins and, to a lesser degree, by leveraging occupancy costs.

We expect selling, general and administrative ("SG&A") expense dollars to be between $34.0 million and $34.5 million, compared to the $33.2 million of SG&A expense reported in the third quarter of last year.

We expect to recognize a nominal tax expense for the third quarter which represents minimum taxes and reserve changes.

We expect our inventory levels to remain higher than the prior year, on a dollars per square foot basis, but at a reduced level compared to the end of the second quarter. This is due to a couple of factors. First, by the end of the third quarter, we expect to have added CJ product to approximately 86 CB stores in total. This will elevate the inventory in these stores on an ongoing basis and is expected to drive incremental sales. Second, our investment in additional core inventory will not anniversary until the fourth quarter.

In the third quarter, we anticipate opening four new outlet stores and seven new MPW stores. We also plan on converting two stores to one MPW store, closing three CB stores and replacing them with three new MPW stores, and converting 31 CB and two CJ stores, respectively, to MPW stores by adding CJ or CB product to the assortment during the third quarter.

Fiscal 2014

We expect average store count to be down approximately 8% for the full fiscal year, and average square footage for the full fiscal year to decline by approximately 6% as compared to fiscal 2013.

Capital expenditures are expected to be approximately $22 to $23 million reflecting new store openings, MPW relocations and the addition of new fixtures in all stores.

We expect to have a significant amount of store activity for the full fiscal year. We plan to close 36 stores and convert them into 18 MPW stores in existing store locations; to close 24 stores and relocate to 12 new MPW stores; and to close 10 CB stores and replace each with a new MPW store in a new nearby location. In addition, we expect to open 23 new stores in 2014 -- 10 MPWs and 13 outlets. We also anticipate converting 84 CB and two CJ stores, respectively, to the MPW format along with closing a total of 21 stores during the year. We expect to end the fiscal year with 530 to 535 stores, which will equate to a 1% decrease in total square footage as compared to the end of fiscal 2013. This is down slightly from our prior guidance, due to the acceleration of collapsing and combining CB and CJ stores into the MPW format. We expect to end the year with close to 200 MPW stores.

Depreciation and amortization for the year is expected to be between $12.0 and $12.5 million.

The effective tax rate for the year is subject to minimum taxes, reserve changes, and an evaluation of the need for a continued valuation allowance on our deferred tax asset. While we will not be paying any cash taxes other than minimums, the potential exists that the valuation reserve may be reversed in fiscal 2014.

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

As we continue to implement our strategy of converting many of our existing stores to MPW stores, those converted stores are dropping out of our comparable store base for 13 months. As a result, we are also monitoring changes in sales per square foot and gross margin per square foot for the entire store base. During the second quarter sales per square foot increased by 7.3% and gross margin per square foot increased 11.8% as compared to the second quarter last year. For the twenty-six week period ending August 2, 2014, sales per square foot increased 5.1% and gross margin per square foot increased 10.8% as compared to the same period last year.

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

Operating income

Our management views operating income as a key indicator of our success. The key drivers of operating income are sales per square foot, same-store sales, merchandise, buying and occupancy costs and our ability to control our other operating costs including selling, general, and administrative expenses.

Cash flow and liquidity

We evaluate cash flow from operations, investing activities and financing activities in determining the sufficiency of our cash position. Cash flow from operations has historically been sufficient to provide for our uses of cash. We expect to operate our business and execute our strategic initiatives principally with funds generated from operations.

On July 12, 2012, we and our two subsidiaries, Christopher & Banks, Inc. and Christopher & Banks Company, entered into a Credit Agreement (the "Credit Facility") with Wells Fargo Bank National Association ("Wells Fargo") as Lender. If necessary, we could utilize this Credit Facility for any additional liquidity needs, subject to compliance with the financial covenant and its other terms and provisions. For further discussion of the Credit Facility, refer to the Liquidity and Capital Resources section below.

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in Note 1 of the notes to consolidated financial statements contained within our Annual Report on Form 10-K for the fiscal period ended February 1, 2014. There have been no material changes in our critical accounting policies or estimates in the twenty-six weeks ended August 2, 2014. Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.

Results of Operations

Thirteen Weeks Ended August 2, 2014 Compared to Thirteen Weeks Ended August 3, 2013

	Thirteen Weeks Ended
	August 2, 2014		August 3, 2013		Change
(dollars in thousands)	$	% of Sales	$	% of Sales	$	%
Net sales	$106,633	100.0%	$104,233	100.0%	$2,400	2.3%
Merchandise, buying and occupancy	69,000	64.7	69,329	66.5	(329)	(0.5)
Selling, general and administrative	31,281	29.3	31,530	30.3	(249)	(0.8)
Depreciation and amortization	2,958	2.8	3,375	3.2	(417)	(12.4)
Impairment of store assets	144	0.1	—	—	144	*
Total costs and expenses	103,383	96.9	104,234	100.0	(851)	(0.8)
Operating income (loss)	3,250	3.0	(1)	—	3,251	*
Other expense	(53)	—	(37)	—	(16)	43.2
Income (loss) before income taxes	3,197	3.0	(38)	—	3,235	*
Income tax (benefit) provision	(165)	(0.2)	227	0.2	(392)	(172.7)
Net income (loss)	$3,362	3.2%	$(265)	(0.2)%	$3,627	*
* Calculated result is not meaningful
--------------------------------------------

Net Sales.  Net sales for the thirteen weeks ended August 2, 2014 were $106.6 million, an increase of $2.4 million, or 2.3%, from net sales of $104.2 million for the thirteen weeks ended August 3, 2013. The increase in net sales was primarily a result of an increase in eCommerce sales, partially offset by operating an average of 56, or 9.3%, fewer stores than during the comparable period last year. Our store count totaled 545 as of August 2, 2014, compared to 598 at August 3, 2013.

Same-store sales increased 2.6% for the thirteen weeks ended August 2, 2014, when compared to the thirteen weeks ended August 3, 2013; this follows a 7.7% same-store sales increase in last year's second quarter. The increase in same-store sales was primarily the result of improved merchandising assortments and product selection.

Declines in store traffic were partially offset by a slight increase in conversion. Increases in average dollar sale ("ADS") of 9.8% were driven by an increase in units per transaction ("UPTs") of 4.6% and an increase in average unit retail of 5.0%, suggesting that our merchandise assortments continue to resonate well with our customer, especially in light of the highly promotional environment during the period.

eCommerce sales during the quarter were $11.4 million, an increase of 31.3% from $8.7 million during the second quarter last year. The increase follows last year's decline in the second quarter following an upgrade to our eCommerce site. On a two-year basis, eCommerce sales were up 19%.

	Thirteen Weeks Ended
	August 2, 2014	August 3, 2013
Net sales (in thousands):
Retail stores	$95,269	$95,575

eCommerce (1)	11,364	8,658

Total net sales	$106,633	$104,233

      (1) amounts include both direct eCommerce sales and store-initiated sales.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $69.0 million, or 64.7% of net sales, for the thirteen weeks ended August 2, 2014, compared to $69.3 million, or 66.5% of net sales, for the thirteen weeks ended August 3, 2013, resulting in approximately 180 basis points of improvement in gross profit margin for the quarter.

The improvement in gross margin was driven by higher merchandise margins resulting mainly from improved initial product mark-up combined with fewer markdowns, consistent with our strategy to increase the level of core merchandise sold at regular retail pricing.

Selling, General and Administrative Expenses.  SG&A expenses, exclusive of depreciation and amortization, for the thirteen weeks ended August 2, 2014 were $31.3 million, or 29.3% of net sales, compared to $31.5 million, or 30.3% of net sales, for the thirteen weeks ended August 3, 2013. The decrease in SG&A expenses was the result of reduced store payroll and other expenses due to operating fewer stores in the second quarter of 2014, as compared to the same period last year. These expense savings were partially offset by increased marketing investments including brand awareness and customer research.

During the second quarter of fiscal 2013, we began increasing our direct marketing efforts. In the second quarter of fiscal 2014, marketing as a percentage of net sales was approximately 2.1%, compared to 1.8% in the prior year period. We have been pleased with the return on our investment in direct mail campaigns, as it has provided us with an effective means to drive current customers as well as inactive, or lapsed, customers into our stores and to our websites.

Depreciation and Amortization.  Depreciation and amortization expense was $3.0 million, or 2.8% of net sales, for the thirteen weeks ended August 2, 2014, compared to $3.4 million, or 3.2% of net sales, for the thirteen weeks ended August 3, 2013. The decrease in the amount of depreciation and amortization expense primarily resulted from operating on average 9.3% fewer stores in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. In addition, the continued maturing of our store base has resulted in more fully depreciated assets and lower depreciation expense.

Impairment of Store Assets. We recorded non-cash impairment charges of approximately $0.1 million related to two stores in the thirteen weeks ended August 2, 2014. We had no restructuring and impairment expense in the thirteen weeks ended August 3, 2013.

Operating Income.  As a result of the foregoing factors, we reported operating income of approximately $3.3 million, or 3.0% of net sales, for the thirteen weeks ended August 2, 2014, compared to operating loss of approximately $1 thousand for the thirteen weeks ended August 3, 2013.

Other Expense. Other expense of $53 thousand for the thirteen weeks ended August 2, 2014 primarily consisted of fees associated with our Credit Facility, which was slightly offset by interest income from our investments. For the thirteen weeks ended August 3, 2013, other expense of $37 thousand consisted primarily of fees associated with our Credit Facility.

Income Taxes.  We recorded an income tax benefit of approximately $0.2 million for the thirteen weeks ended August 2, 2014, resulting from provision adjustments partially offset by minimum fees and taxes. For the thirteen weeks ended August 3, 2013, we recorded income tax expense of approximately $0.2 million. Our effective rates reflect the ongoing impact of the valuation allowance on our deferred tax assets. Management will continue to evaluate the need for the valuation allowance based on the Company's current operating performance and other relevant factors; the potential exists that the valuation allowance may be reversed later this fiscal year.

Net Income.  As a result of the foregoing factors, we reported net income of $3.4 million, or 3.2% of net sales and $0.09 per diluted share, for the thirteen weeks ended August 2, 2014, compared to net loss of $0.3 million, or 0.2% of net sales and $0.01 per share, for the thirteen weeks ended August 3, 2013.

Twenty-six Weeks Ended August 2, 2014 Compared to Twenty-six Weeks Ended August 3, 2013

	Twenty-six Weeks Ended
	August 2, 2014		August 3, 2013		Change
(dollars in thousands)	$	% of Sales	$	% of Sales	$	%
Net sales	$209,998	100.0%	$212,752	100.0%	$(2,754)	(1.3)%
Merchandise, buying and occupancy	134,460	64.0	140,765	66.2	(6,305)	(4.5)
Selling, general and administrative	63,488	30.2	64,246	30.2	(758)	(1.2)
Depreciation and amortization	5,865	2.8	6,820	3.2	(955)	(14.0)
Impairment of store assets	144	0.1	140	0.1	4	2.9
Total costs and expenses	203,957	97.1	211,971	99.7	(8,014)	(3.8)
Operating income	6,041	2.9	781	0.3	5,260	*
Other expense	(104)	—	(100)	—	(4)	4.0
Income before income taxes	5,937	2.9	681	0.3	5,256	*
Income tax (benefit) provision	(42)	—	317	0.1	(359)	(113.2)
Net income	$5,979	2.9%	$364	0.2%	$5,615	*
* Calculated result is not meaningful
--------------------------------------------

Net Sales.   Net sales for the twenty-six weeks ended August 2, 2014 were $210.0 million, a decrease of $2.8 million or 1.3%, from net sales of $212.8 million for the twenty-six weeks ended August 3, 2013. The decrease in net sales was a result of operating approximately 9.1% fewer stores compared to 2013, along with decreased in-store traffic. These declines were partially offset by improvements in other metrics such as UPTs, conversion, and average unit retail.

As a result of our continued strategy to migrate stores to the MPW format, we operated an average of 9.1% fewer stores in the twenty-six weeks ended August 2, 2014, compared to the twenty-six weeks ended August 3, 2013. Our store count totaled 545 as of August 2, 2014, compared to 598 at August 3, 2013. We operated 138 MPW stores at the end of the second quarter, up from 45 MPW stores at the end of last year's second quarter and 61 MPW stores at the end of fiscal 2013.

Declines in store traffic were partially offset by a slight increase in conversion. Increases in ADS of 9.3% were driven by an increase in UPTs of 4.1% and and increase in average unit retail of 5.0%, suggesting that our merchandise assortments continue to resonate well with our customer, especially in light of the highly promotional environment during the period.

Ecommerce sales during the twenty-six weeks ended August 2, 2014 were $22.9 million, up 9.8% from $20.9 million during the same period last year, as indicated below. The increase is the result of continued optimization of our online product assortment as well as expanded paid search advertising to drive traffic to our websites. Prior year sales were negatively impacted by issues following the launch of site upgrades in the spring of 2013.

	Twenty-six Weeks Ended
	August 2, 2014	August 3, 2013
Net sales (in thousands):
Retail stores	$187,076	$191,868

eCommerce (1)	22,922	20,884

Total net sales	$209,998	$212,752
(1) amounts include both direct eCommerce sales and store-initiated sales.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $134.5 million, or 64.0% of net sales for the twenty-six weeks ended August 2, 2014, compared to $140.8 million, or 66.2% of net sales, for the twenty-six weeks ended August 3, 2013, resulting in approximately 220 basis points of improvement in gross profit margin.

The improvement in gross profit margin was driven primarily by higher merchandise margins resulting mainly from improvements in initial product mark-up, combined with lower markdowns. Our customers have responded favorably to the balance of style, quality and value provided in our merchandise assortments in the first half of fiscal 2014, resulting in reduced levels of markdowns required to drive customer traffic and clear inventory.

The remaining improvement in gross margin resulted from positive leverage of buying and occupancy costs associated with the decrease in the average number of stores in the twenty-six weeks ended August 2, 2014.

Selling, General and Administrative Expenses.  SG&A expenses, exclusive of depreciation and amortization, for the twenty-six weeks ended August 2, 2014 were $63.5 million, or 30.2% of net sales, compared to $64.2 million, or 30.2% of net sales, for the twenty-six weeks ended August 3, 2013. The decrease in total SG&A expenses was the result of reduced store payroll due to lower store count, lower credit card fees as more customers are using our private label credit card, and the completion of our executive retention plan in 2013. These items were partially offset by increases in marketing, the addition of certain positions to improve our inventory planning and allocation, and the increased use of outside professional services.

During the twenty-six weeks ended August 2, 2014, marketing as a percentage of net sales was approximately 2.4%, compared to 1.9% in the twenty-six weeks ended August 3, 2013. We are continuing to refine our promotional offerings, direct marketing campaigns, and the design of our store fronts to effectively engage customers and draw customers to our stores.

Depreciation and Amortization.   Depreciation and amortization expense was $5.9 million, or 2.8% of net sales, for the twenty-six weeks ended August 2, 2014, compared to $6.8 million or 3.2% of net sales, for the twenty-six weeks ended August 3, 2013. The decrease in the amount of depreciation and amortization expense primarily resulted from operating approximately 9.1% fewer stores in the twenty-six weeks ended August 2, 2014 compared to the twenty-six weeks ended August 3, 2013. In addition, the continued maturing of our store base has resulted in more fully depreciated assets and lower depreciation expense.

Impairment of Store Assets.  We recorded non-cash impairment charges of approximately $0.1 million related to two stores during the twenty-six week period ended August 2, 2014. During the twenty-six weeks ended August 3, 2013, we recorded non-cash impairment charges of approximately $0.1 million related to one store.

Operating Income.   As a result of the foregoing factors, we reported operating income of $6.0 million, or 2.9% of net sales, for the twenty-six weeks ended August 2, 2014, compared to operating income of $0.8 million, or 0.3% of net sales, for the twenty-six weeks ended August 3, 2013.

Other Expense. Other expense of $0.1 million for each of the twenty-six weeks ended August 2, 2014 and August 3, 2013, primarily consisted of fees associated with our Credit Facility.

Income Taxes.   We recorded an income tax benefit of approximately $42 thousand for the twenty-six weeks ended August 2, 2014 and approximately $0.3 million of income tax expense for the twenty-six weeks ended August 3, 2013. The income tax benefit for fiscal 2014 resulted from provision adjustments, partially offset by minimum fees and taxes. We maintain a full valuation allowance on our net deferred tax asset. Management will continue to evaluate the need for the valuation allowance based on the Company's current operating performance and other relevant factors; the potential exists that the valuation allowance may be reversed later this fiscal year.

Net Income.   As a result of the foregoing factors, we reported net income of $6.0 million, or 2.9% of net sales and $0.16 per diluted share, for the twenty-six weeks ended August 2, 2014, compared to net income of $0.4 million, or 0.2% of net sales and $0.01 per diluted share, for the twenty-six weeks ended August 3, 2013.

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

The following table summarizes our cash flows for the twenty-six weeks ended August 2, 2014 and August 3, 2013 (in thousands):

	August 2, 2014	August 3, 2013
Net cash (used in) provided by operating activities	$(2,786)	$9,694
Net cash used in investing activities	(10,097)	(13,215)
Net cash used in financing activities	(626)	(96)
Net decrease in cash and cash equivalents	$(13,509)	$(3,617)

Net cash (used in) provided by operating activities

Twenty-six weeks ended August 2, 2014

Net cash used in operating activities in the twenty-six weeks ended August 2, 2014 totaled $2.8 million. This compares to net cash provided by operating activities of $9.7 million in the twenty-six weeks ended August 3, 2013. We reported net income of $6.0 million for the twenty-six weeks ended August 2, 2014, compared to net income of $0.4 million for the twenty-six weeks ended August 3, 2013.

Significant fluctuations in our working capital accounts in the twenty-six weeks ended August 2, 2014 included a $3.3 million increase in merchandise inventories, a $5.3 million decrease in accounts payable, a $1.7 million increase in prepaid expenses and other current assets, a $4.1 million increase in accounts receivable and a $3.6 million decrease in accrued liabilities. The increase in merchandise inventories related to an increased investment in core inventory. The decrease in accounts payable related to timing of inventory receipts earlier in the quarter compared to the prior year period. The increase in prepaid expenses and other current assets primarily related to increases in IT-related contracts and rent partially offset by a decrease in store supplies. The increase in accounts receivable primarily resulted from tenant allowances on new stores. In addition, more of our sales were tendered on our private label credit card in the second quarter of fiscal 2014 compared to the prior year period, which resulted in an increase in credit card receivables due to timing differences in funding from the card processor. The decrease in accrued liabilities primarily related to gift card and store credit liabilities and deferred rent, partially offset by an increase in sales return reserve and taxes payable.

The remainder of the change in cash used in operating activities was substantially the result of the net earnings realized in the second quarter, after adjusting for non-cash charges including depreciation and amortization, store asset impairment, deferred lease-related liabilities and stock-based compensation expense, combined with various changes in our other operating assets and liabilities.

Twenty-six weeks ended August 3, 2013

Net cash provided by operating activities in the twenty-six weeks ended August 3, 2013 totaled $9.7 million. We reported net income of $0.4 million for the twenty-six weeks ended August 3, 2013. Significant fluctuations in our working capital accounts in the twenty-six weeks ended August 3, 2013 included a $2.5 million increase in accounts payable, a $2.7 million decrease in merchandise inventories, a $1.0 million decrease in accrued liabilities, a $1.2 million increase in accounts receivable and a $1.2 million increase in prepaid expenses and other current assets. The increase in accounts payable related to higher seasonal levels of in-transit inventory at the end of the quarter. The decrease in merchandise inventories related to seasonality and timing of shipments. The decrease in accrued liabilities primarily related to lower gift card accruals. The decrease was slightly offset by additional accruals for performance-based incentive compensation and percentage-based rent due to increased sales levels.

The increase in accounts receivable primarily resulted from higher payment card receivables due to higher sales recorded in the week prior to the end of the second quarter as compared to the prior year. In addition, more of our sales were tendered on our private label credit card in the second quarter of fiscal 2013, which resulted in an increase in credit card receivables due to timing differences in funding from the card processor. The increase in prepaid expenses and other current assets primarily related to an increase in prepaid insurance due to the timing of payments.

The remainder of the change in cash provided by operating activities was substantially the result of the net earnings realized in the second quarter, after adjusting for non-cash charges including depreciation and amortization, store asset impairment, deferred lease related liabilities and stock-based compensation expense, combined with various changes in our other operating assets and liabilities.

Net cash used in investing activities

Twenty-six weeks ended August 2, 2014

Net cash used in investing activities in the twenty-six weeks ended August 2, 2014 totaled $10.1 million, a change of $3.1 million from net cash used in investing activities of $13.2 million during the twenty-six weeks ended August 3, 2013. Net cash used in investing activities in the twenty-six weeks ended August 2, 2014 consisted of $10.3 million of capital expenditures and $6.5 million of purchases of available-for-sale investments, partially offset by $6.7 million of maturities of available-for-sale investments. We opened 11 new stores and closed or converted 174 existing stores in the twenty-six weeks ended August 2, 2014. We also made investments in our information technology infrastructure and visual merchandising displays and fixtures.

Twenty-six weeks ended August 3, 2013

Net cash used in investing activities in the twenty-six weeks ended August 3, 2013 totaled $13.2 million. Net cash used in investing activities in the twenty-six weeks ended August 3, 2013 consisted of $10.8 million of purchases of available-for-sale investments and $3.3 million of capital expenditures, slightly offset by $1.0 million of redemptions of available-for-sale investments. We opened four new stores in the twenty-six weeks ended August 3, 2013 and made investments in our information technology infrastructure and visual merchandise displays and fixtures.

Net cash used in financing activities

Twenty-six weeks ended August 2, 2014

Net cash used in financing activities in the twenty-six weeks ended August 2, 2014 totaled approximately $0.6 million, a change of approximately $0.5 million from net cash used in financing activities of $0.1 million in the twenty-six weeks ended August 3, 2013. In the twenty-six weeks ended August 2, 2014, net cash used in financing activities primarily related to the payment of withholding tax obligations on the vesting of restricted stock awards and stock options exercised, partially offset by cash received for the exercise of stock options.

Twenty-six weeks ended August 3, 2013

Net cash used in financing activities in the twenty-six weeks ended August 3, 2013, primarily related to the payment of withholding tax obligations on the vesting of restricted stock awards and stock options exercised. This was slightly offset by cash received for the exercise of stock options during the same period.

Capital Resources

On July 12, 2012, the Company entered into a Credit Facility with Wells Fargo which replaced our prior credit facility with Wells Fargo. The Credit Facility provides us with revolving credit loans of up to $50.0 million in the aggregate, subject to a borrowing base formula based primarily on eligible credit card receivables, inventory and real estate, as such terms are defined in the Credit Facility, and up to $10.0 million of which may be drawn in the form of standby and documentary letters of credit. The Credit Facility expires in July 2017.

We had no revolving credit loan borrowings under the Credit Facility during fiscal 2014 or fiscal 2013. Historically, our credit facility has been utilized only to open letters of credit in the normal course of business. The total borrowing base at August 2, 2014 was approximately $32.3 million. As of August 2, 2014, we had open on-demand letters of credit of approximately $1.0 million. Accordingly, after reducing the borrowing base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the borrowing base, the net availability of revolving credit loans under the Credit Facility was approximately $28.0 million at August 2, 2014.

See Note 6 - Credit Facility for additional details regarding our Credit Facility.

Sourcing

We directly imported approximately 31% and 25% of our merchandise purchases during the twenty-six week periods ended August 2, 2014 and August 3, 2013, respectively. A significant amount of our merchandise was manufactured overseas in each of these fiscal years, primarily in China. This reliance on sourcing from foreign countries may cause us to be exposed to certain risks as indicated below and in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

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

We do not have long-term purchase commitments or arrangements with any of our suppliers or buying agents. One of our suppliers accounted for approximately 31%, and 22% of our purchases during the twenty-six week periods ended August 2, 2014 and August 3, 2013, respectively. No other vendor supplied greater than 10% of the Company's merchandise purchases during the twenty-six week periods ended August 2, 2014 and August 3, 2013.

We currently expect product costs to remain relatively stable for the remainder of fiscal 2014.

Quarterly Results and Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, the competitive environment, consumer confidence, customer response to our seasonal merchandise mix, timing of new store openings, adverse weather conditions, and shifts in the timing of certain holidays or in the timing of our promotional events.

Inflation

We do not believe that inflation had a material effect on our results of operations for the twenty-six weeks ended August 2, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. We are potentially exposed to market risk from changes in interest rates relating to our Credit Facility with Wells Fargo Bank. Loans under the Credit Facility bear interest at a rate ranging from 2.0% to 2.5% over the LIBOR or 1.0% to 1.5% over Wells Fargo's Prime Rate, based on the amount of Excess Availability as such terms are defined in the Credit Facility.

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

(b) Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the twenty-six weeks ended August 2, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business. Although the amount of any liability that could arise with respect to any current proceedings cannot be accurately predicted, management does not expect any such liability to have a material adverse impact on our financial position, results of operations or liquidity.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning purchases of our common stock for the quarter ended August 2, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
5/4/14 - 5/31/14	—	$—	—	$—
6/1/14 - 7/5/14	353,365	8.76	—	—
7/6/14 - 8/2/14	—	—	—	—
Total	353,365	8.76	—	—

 (1) The shares of common stock in this column represent shares surrendered to us by stock option grantees in order to satisfy stock option costs and minimum withholding tax obligations related to stock option exercises.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
10.1
Form of Performance Award Agreement under the Christopher & Banks Corporation Second Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 14, 2014)**

10.2	Christopher & Banks Corporation 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 27, 2014)**
10.3	Christopher & Banks Corporation 2014 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 27, 2014)**
10.4
Amended and Restated Employment Agreement between Christopher & Banks Corporation and LuAnn Via effective as of June 26, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 27, 2014)**

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Christopher & Banks Corporation for the fiscal quarter ended August 2, 2014, formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements

*   Filed with this report

** Management agreement or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated: September 5, 2014	By:	/s/ LuAnn Via
LuAnn Via
President and Chief Executive Officer
(Principal Executive Officer)

Dated: September 5, 2014	By:	/s/ Peter G. Michielutti
Peter G. Michielutti
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)