Form 10-Q
period 2014-11-01
CHRISTOPHER & BANKS CORP
filed 2014-12-05
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2014

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 28, 2014 there were 36,929,420 shares of the registrant's common stock outstanding.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	November 1, 2014	February 1, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,349	$41,074
Short-term investments	13,366	12,982
Accounts receivable	6,300	2,428
Merchandise inventories	58,806	44,877
Prepaid expenses and other current assets	8,944	7,408
Income taxes receivable	956	310
Total current assets	113,721	109,079
Property, equipment and improvements, net	42,985	36,458
Other assets:
Long-term investments	4,978	3,143
Other assets	373	298
Total assets	$162,057	$148,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,242	$23,198
Accrued salaries, wages and related expenses	5,369	6,322
Accrued liabilities and other current liabilities	21,726	23,748
Total current liabilities	46,337	53,268
Non-current liabilities:
Deferred lease incentives	6,959	4,773
Deferred rent obligations	3,973	2,860
Other non-current liabilities	1,341	1,140
Total non-current liabilities	12,273	8,773

Commitments	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 46,721 and 46,214 shares issued, and 36,930 and 36,423 shares outstanding at November 1, 2014 and February 1, 2014, respectively	466	461
Additional paid-in capital	123,977	122,416
Retained earnings	91,730	76,768
Common stock held in treasury, 9,791 shares at cost at November 1, 2014 and February 1, 2014	(112,711)	(112,711)
Accumulated other comprehensive (loss) income	(15)	3
Total stockholders’ equity	103,447	86,937
Total liabilities and stockholders’ equity	$162,057	$148,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013

Net sales	$110,610	$118,077	$320,609	$330,829
Costs and expenses:	—
Merchandise, buying and occupancy	66,873	73,126	201,333	213,891
Selling, general and administrative	31,477	33,231	94,965	97,477
Depreciation and amortization	2,916	3,107	8,781	9,927
Impairment of store assets	—	—	144	140
Total costs and expenses	101,266	109,464	305,223	321,435
Operating income	9,344	8,613	15,386	9,394
Other expense	(46)	(46)	(150)	(146)
Income before income taxes	9,298	8,567	15,236	9,248
Income tax provision (benefit)	315	(45)	274	272
Net income	$8,983	$8,612	$14,962	$8,976

Basic income per share:
Net income	$0.24	$0.24	$0.41	$0.25
Basic shares outstanding	36,805	36,244	36,685	36,234

Diluted income per share:
Net income	$0.24	$0.23	$0.40	$0.24
Diluted shares outstanding	37,714	37,031	37,669	37,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013

Net income	$8,983	$8,612	$14,962	$8,976
Other comprehensive loss, net of tax:
Unrealized holding losses on securities arising during the period, net of taxes of $0 for the thirteen week periods ending November 1, 2014 and November 2, 2013, respectively, and net of taxes of $0 for the thirty-nine week periods ending November 1, 2014 and November 2, 2013, respectively	(5)	10	(17)	(3)
Reclassification adjustment for gains included in net income, net of taxes of $0 and $0, respectively	—	(1)	—	(1)
Total other comprehensive (loss) income	(5)	9	(17)	(4)
Comprehensive income	$8,978	$8,621	14,945	8,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Thirty-Nine Weeks Ended
	November 1,	November 2,
	2014	2013
Cash flows from operating activities:
Net income	$14,962	$8,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,781	9,927
Impairment of store assets	144	140
Amortization of discount on investments	58	39
Amortization of financing costs	52	55
Deferred lease-related liabilities	2,699	(1,266)
Stock-based compensation expense	2,035	1,973
Loss on disposal of assets	51	7
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,872)	(1,067)
Increase in merchandise inventories	(13,929)	(6,546)
Increase in prepaid expenses and other assets	(1,564)	(1,509)
(Increase) decrease in income taxes receivable	(646)	48
Decrease in accounts payable	(4,140)	(3,787)
(Decrease) increase in accrued liabilities	(2,534)	5,740
Increase (decrease) in other liabilities	360	(51)
Net cash provided by operating activities	2,457	12,679
Cash flows from investing activities:
Purchases of property, equipment and improvements	(15,318)	(6,332)
Purchases of available-for-sale investments	(12,495)	(22,245)
Redemptions of available-for-sale investments	10,200	2,639
Net cash used in investing activities	(17,613)	(25,938)
Cash flows from financing activities:
Shares redeemed for payroll taxes	(1,469)	(198)
Exercise of stock options	999	210
Payment of deferred financing costs	(99)	—
Net cash (used in) provided by financing activities	(569)	12
Net decrease in cash and cash equivalents	(15,725)	(13,247)
Cash and cash equivalents at beginning of period	41,074	40,739
Cash and cash equivalents at end of period	$25,349	$27,492
Supplemental cash flow information:
Unpaid purchases of equipment and improvements	$184	$69
Shares surrendered for stock option cost	$1,715	$—

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

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal adjustments, except as otherwise stated in these notes, necessary to present fairly our financial position as of November 1, 2014, and February 1, 2014, our results of operations for the thirteen and thirty-nine week periods ended November 1, 2014 and November 2, 2013, and our cash flows for the thirty-nine week periods ended November 1, 2014, and November 2, 2013.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  None of the reclassifications had a material effect on the Company’s financial position, results of operations or cash flows in any period.

Recently issued accounting pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15,  Presentation of Financial Statements – Going Concern (Subtopic 205-40).  The amendments in this ASU provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  An entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued, when applicable).  ASU 2014-15 is effective for the Company beginning with the annual reporting for Fiscal 2016, and reports for interim and annual periods thereafter.  Early adoption is permitted.  The Company is evaluating the impact of adoption of this ASU, but does not expect the adoption to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition”, as well as various other sections of the ASC, such as, but not limited to, ASC 340-20 Other Assets and Deferred Costs-Capitalized Advertising Costs.   The core principle of ASU 2014-09 is that an entity should recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 is effective for the Company beginning with the annual reporting for Fiscal 2017,  including interim periods within that year, and is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet).  Early adoption is not permitted.  The Company is in the process of evaluating the impact of ASU 2014-09, including the choice of application method upon adoption, on its consolidated financial statements.

NOTE 2 — Investments

Investments as of November 1, 2014, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale securities:
Certificates of deposit	$4,760	$—	$(5)	$4,755
Commercial paper	5,789	1	(9)	5,781
Corporate bonds	2,427	3	—	2,430
U.S. Agency securities	400	—	—	400
Total short-term investments	13,376	4	(14)	13,366
Long-term investments:
Available-for-sale securities:
Municipal bonds	216	1	—	217
Corporate bonds	2,867	—	(6)	2,861
U.S. Agency securities	1,900	1	(1)	1,900
Total long-term investments	4,983	2	(7)	4,978
Total investments	$18,359	$6	$(21)	$18,344

Investments as of February 1, 2014, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale securities:
Certificates of deposit	$5,391	$—	$(4)	$5,387
Commercial paper	5,570	1	—	5,571
Corporate bonds	815	2	—	817
U.S. Agency securities	1,207	—	—	1,207
Total short-term investments	12,983	3	(4)	12,982
Long-term investments:
Available-for-sale securities:
Municipal bonds	222	2	—	224
Corporate bonds	1,652	2	—	1,654
U.S. Agency securities	1,265	—	—	1,265
Total long-term investments	3,139	4	—	3,143
Total investments	$16,122	$7	$(4)	$16,125

The Company had $18.3 million of investments as of November 1, 2014. During the thirty-nine weeks ended November 1, 2014, there were approximately $12.5 million purchases of available-for-sale securities and approximately $10.2 million of maturities and sales of available-for-sale securities. During the thirty-nine weeks ended November 2, 2013, there were approximately $22.2 million purchases of available-for-sale securities and approximately $2.6 million of sales or maturities of available-for-sale securities. There were no other-than-temporary impairments of available-for-sale securities during the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively.

Expected maturities of the Company's investments are as follows (in thousands):

November 1, 2014
Due in one year or less	$13,366
Due after one year through five years	4,978
Total investments	$18,344

NOTE 3 — Merchandise Inventories and Sources of Supply

Merchandise inventories consisted of the following (in thousands):

	November 1, 2014	February 1, 2014
Merchandise - in store/e-commerce	$53,324	$35,324
Merchandise - in transit	5,482	9,553
Total merchandise inventories	$58,806	$44,877

The Company does not have long-term purchase commitments or arrangements with any of its suppliers or agents. During the thirty-nine weeks ended November 1, 2014 and November 2, 2013, one of our suppliers accounted for approximately 27.6% and 20% of our purchases, respectively.  No other vendor supplied greater than 10% of the Company's merchandise purchases during the thirty-nine week periods ended November 1, 2014 and November 2, 2013.

NOTE 4 — Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following (in thousands):

Description	Estimated Useful Life	November 1, 2014	February 1, 2014
Land	—	$1,597	$1,597
Corporate office, distribution center and related building improvements	25 years	12,505	12,426
Store leasehold improvements	Shorter of the useful life or term of related lease, typically 10 years	55,795	52,591
Store furniture and fixtures	3 to 10 years	72,778	76,264
Corporate office and distribution center furniture, fixtures and equipment	7 years	4,560	5,069
Computer and point of sale hardware and software	3 to 5 years	37,305	34,808
Construction in progress	—	6,559	1,892
Total property, equipment and improvements, gross		191,099	184,647
Less accumulated depreciation and amortization		(148,114)	(148,189)
Total property, equipment and improvements, net		$42,985	$36,458

The Company reviews long-lived assets with definite lives at least annually, or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. As a result of an impairment analysis, which included the evaluation of individual under-performing stores and the assessment of the recoverability of the carrying value of the improvements and equipment related to each of the stores, the Company recorded approximately

$0.1 million for long-lived asset impairments during each of the thirty-nine week periods ended November 1, 2014, and November 2, 2013.

The Company's assessment of the recoverability of the carrying value of its assets involves the projection of future cash flows, which requires the use of significant estimates and assumptions. Differences in circumstances or estimates could produce significantly different results.

NOTE 5 — Accrued Liabilities

Accrued liabilities and other current liabilities consisted of the following (in thousands):

	November 1, 2014	February 1, 2014
Gift card and store credit liabilities	$4,767	$8,078
Accrued Friendship Rewards Program loyalty liability	4,169	4,020
Accrued income, sales and other taxes payable	2,701	1,517
Accrued occupancy-related expenses	3,166	2,101
Sales return reserve	1,892	835
Other accrued liabilities	5,031	7,197
Total accrued liabilities and other current liabilities	$21,726	$23,748

NOTE 6 — Credit Facility

On September 8, 2014, the Company entered into an amendment (“the Amendment”) to its existing Credit Agreement (the "Credit Facility") with Wells Fargo Bank, National Association ("Wells Fargo") as Lender. The Amendment, among other changes, (i) extended the term of the Credit Facility to September 8, 2019; (ii) reduced the rates at which borrowings will generally accrue interest and reduced the commitment fee rate; (iii) modified the calculation of the borrowing base to provide for potential additional capacity; the borrowing base serves as a limit on the overall amount of revolving loans and letters of credit that may be outstanding at any one time under the Credit Facility; (iv) excluded from the limitation on store closings the consolidation of Christopher & Banks stores and CJ Banks stores into MPW stores; and (v) modified the definition of Payment Conditions.  The Credit Facility provides the Company with revolving credit loans of up to $50.0 million in the aggregate, subject to a borrowing base formula based primarily on eligible credit card receivables, inventory and real estate, as such terms are defined in the Credit Facility, and up to $10.0 million of which may be drawn in the form of standby and documentary letters of credit.

The Company recorded approximately $0.1 million of deferred financing costs in the third quarter of fiscal 2014 in connection with the Amendment. The deferred financing costs have been combined with the balance of the deferred financing costs remaining from the Credit Facility dated July 12, 2012, and all are recorded within other assets on the consolidated balance sheet and are being amortized as interest expense over the related term of the Amendment.

Borrowings under the Credit Facility will generally accrue interest at a rate ranging from 1.50% to 1.75% over the London Interbank Offered Rate ("LIBOR") or 0.50% to 0.75% over the Wells Fargo Prime Rate based on the amount of Average Daily Availability for the Fiscal Quarter immediately preceding each Adjustment Date, as such term is defined in the Credit Facility. Letters of credit fees range from 1.00% to 1.75%, depending upon the Average Daily Availability for the Fiscal Quarter immediately preceding each Adjustment Date.

The Credit Facility contains certain affirmative and negative covenants. The affirmative covenants include certain reporting requirements, maintenance of properties, payment of taxes and insurance, compliance with laws, environmental compliance and other provisions customary in such agreements. Negative covenants limit or restrict, among other things, secured and unsecured indebtedness, fundamental changes in the business, investments, liens and encumbrances, transactions with affiliates and other matters customarily restricted in such agreements. The sole financial covenant contained in the Credit Facility requires the Company to maintain availability at least equal to the greater of (a) ten percent (10%) of the borrowing base or (b) $3.0 million.  In addition, the Credit Facility permits the payment of dividends to the Company's shareholders if certain financial conditions are met.  The Company was in compliance with all covenants and other financial provisions as of November 1, 2014.

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

The Company had no revolving credit loan borrowings under the Credit Facility during each of the thirty-nine week periods ended November 1, 2014, or November 2, 2013. Historically, the Company's credit facility has been utilized only to open letters of credit. The total borrowing base at November 1, 2014, was approximately $50.0 million. As of November 1, 2014, the Company had open on-demand letters of credit of approximately $1.0 million. Accordingly, after reducing the borrowing base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the borrowing base, the net availability of revolving credit loans under the Credit Facility was approximately $44.0 million at November 1, 2014.

NOTE 7 — Income Taxes

The Company's liability for unrecognized tax benefits associated with uncertain tax positions is recorded within other non-current liabilities. As of November 1, 2014, and February 1, 2014, the Company's liability for unrecognized tax benefits was approximately $1.0 million and $0.8 million, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of November 1, 2014, and February 1, 2014, was $0.7 million and $0.5 million, respectively.  The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax. At November 1, 2014, and February 1, 2014, approximately $0.2 million and $0.1 million, respectively, was accrued for the potential payment of interest and penalties.

The Company and its subsidiaries are subject to U.S. federal income taxes and the income tax obligations of various state and local jurisdictions.   Fiscal 2011 is currently under examination by the Internal Revenue Service ("IRS").  The transition period, fiscal 2012 and fiscal 2013 remain subject to examination by the IRS. With few exceptions, the Company is not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2009.  As of November 1, 2014, the Company had no other ongoing audits and does not expect the liability for unrecognized tax benefits to significantly increase or decrease in the next twelve months.

As of November 1, 2014, the Company had a full valuation allowance against its net deferred tax assets. Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income. The Company has incurred a net cumulative loss as measured by the results of the current year and the prior two years. ASC 740 “Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period. Forming a conclusion that a valuation allowance is not needed is difficult when negative evidence such as cumulative losses exists. As a result of management's evaluation, there was insufficient positive evidence to overcome the negative evidence related to the Company's cumulative losses. Accordingly, the Company has continued to maintain a full valuation allowance against its net deferred tax assets since the third quarter of the fiscal year ended February 26, 2011; recording the valuation allowance does not have any impact on cash and does not prevent the Company from using the deferred tax assets in future periods when profits are realized.

As of November 1, 2014, the Company has federal and state net operating loss carryforwards which will reduce future taxable income. Approximately $24.9 million in net federal tax benefits are available from these loss carryforwards and an additional $0.6 million is available in net tax credit carryforwards. Included in the federal net operating loss is approximately $1.8 million of loss generated by deductions related to equity-based compensation, the tax effect of which will be recorded to additional paid in capital when utilized. The state loss carryforwards will result in net state tax benefits of approximately $2.3 million. The federal net operating loss carryovers will expire beginning in November 2031 and beyond. The state net operating loss carryforwards will expire beginning in November 2014 and beyond.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
Numerator (in thousands):
Net income attributable to Christopher & Banks Corporation	$8,983	$8,612	$14,962	$8,976
Income allocated to participating securities	(27)	(40)	(45)	(31)
Net income available to common shareholders	$8,956	$8,572	$14,917	$8,945
Denominator (in thousands):
Weighted average common shares outstanding - basic	36,805	36,244	36,685	36,234
Dilutive shares	909	787	984	858
Weighted average common and common equivalent shares outstanding - diluted	37,714	37,031	37,669	37,092
Net earnings per common share:
Basic	$0.24	$0.24	$0.41	$0.25
Diluted	$0.24	$0.23	$0.40	$0.24

Total stock options of approximately 0.3 million were excluded from the shares used in the computation of diluted earnings per share for each of the thirteen and thirty-nine week periods ended November 1, 2014, as they were anti-dilutive.  Total stock options of approximately 3.2 million were excluded from the shares used in the computation of diluted earnings per share for each of the thirteen and thirty-nine week periods ended November 2, 2013, as they were anti-dilutive.

NOTE 9 — Fair Value Measurements

Under ASC 820-10 "Fair Value Measurements and Disclosures," fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The Company utilizes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach) that relate to its financial assets and financial liabilities.  Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The levels of the hierarchy are described as follows:

•	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
•

Level 2 inputs include quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.

•	Level 3 inputs are unobservable inputs for the asset or liability.

Assets that are Measured at Fair Value on a Recurring Basis:

The following tables provide information by level for the Company's available-for-sale securities that were measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements
As of November 1, 2014:		Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Short-term investments:
Certificates of deposit	$4,755	$—	$4,755	$—
Commercial paper	5,781	—	5,781	—
Corporate bonds	2,430	—	2,430	—
U.S. Agency securities	400	—	400	—
Total current assets	13,366	—	13,366	—
Long-term investments:
Municipal bonds	217	—	217	—
Corporate bonds	2,861	—	2,861	—
U.S. Agency securities	1,900	—	1,900	—
Total non-current assets	4,978	—	4,978	—
Total assets	$18,344	$—	$18,344	$—

		Fair Value Measurements
As of February 1, 2014:		Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Short-term investments:
Certificates of deposit	$5,387	$—	$5,387	$—
Commercial paper	5,571	—	5,571	—
Corporate bonds	817	—	817	—
U.S. Agency securities	1,207	—	1,207	—
Total current assets	12,982	—	12,982	—
Long-term investments:
Municipal bonds	224	—	224	—
Corporate bonds	1,654	—	1,654	—
U.S. Agency securities	1,265	—	1,265	—
Total non-current assets	3,143	—	3,143	—
Total assets	$16,125	$—	$16,125	$—

The Company's available-for-sale securities were valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets in which there were fewer transactions. The Company had $18.3 million of investments as of November 1, 2014, and there were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the thirty-nine week periods ended November 1, 2014, and November 2, 2013.

According to its policy, the Company recognizes transfers into levels and transfers out of levels on the date of the event or when a change in circumstances causes a transfer.

Assets that are Measured at Fair Value on a Non-recurring Basis:

The following table summarizes certain information for non-financial assets as of November 1, 2014, and February 1, 2014 that are measured at fair value on a non-recurring basis in periods subsequent to an initial recognition period.  Amounts are placed into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (in thousands):

		Fair Value Measurements
		Using Inputs Considered as
Description	Fair Value	Level 1	Level 2	Level 3	Realized Losses
Assets as of November 1, 2014
Long-lived assets held and used	$40	$—	$—	$40	$(144)
Assets as of February 1, 2014
Long-lived assets held and used	$5	$—	$—	$5	$(140)

The Company recorded approximately $0.1 million in impairment charges, included in earnings for the period, on long-lived assets held and used with a carrying value of approximately $0.2 million, resulting in a fair value of $40 thousand, for the thirty-nine week period ended November 1, 2014. During the thirty-nine weeks ended November 2, 2013, long-lived assets held and used with a carrying amount of approximately $0.1 million were written down to their fair value of $5 thousand, resulting in an impairment charge of approximately $0.1 million, which was included in earnings for the period.

The Company determines fair value using a discounted cash flow approach as discussed in Note 1, Nature of Business and Significant Accounting Policies in our Form 10-K for the year ended February 1, 2014.  In determining future cash flows, the Company uses its best estimate of future operating results, which requires the use of significant estimates and assumptions, including estimated sales, merchandise margin and expense levels, and the selection of an appropriate discount rate; therefore, differences in the estimates or assumptions could produce significantly different results.  General economic uncertainty impacting the retail industry makes it reasonably possible that additional long-lived asset impairments could be identified and recorded in future periods.

The fair value measurement of the long-lived assets encompasses the following significant unobservable inputs:

	Range
Unobservable Inputs	Fiscal 2014	Fiscal 2013
Weighted Average Cost of Capital (WACC)	15.8%	15.8%
Annual sales growth	3% - 5%	3% - 9.8%

n

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

During the thirty-nine week period ended November 1, 2014, the Company recorded approximately $0.1 million in charges related to the impairment of two stores, as compared to a net charge of approximately $0.1 million related to the impairment of one store for the thirty-nine weeks ended November 2, 2013.  The impairment costs for each period are related to store-level asset impairment charges and are included in the operating income for the Retail Operations segment.  No impairment charges were recorded during the thirteen week periods ended November 1, 2014, and November 2, 2013.

	Retail	Corporate/
(in thousands)	Operations	Administrative	Consolidated
Thirteen Weeks Ended November 1, 2014
Net sales	$110,610	$—	$110,610
Depreciation and amortization	2,218	697	2,916
Operating income (loss)	21,504	(12,160)	9,344

Thirteen Weeks Ended November 2, 2013
Net sales	118,077	—	118,077
Depreciation and amortization	2,322	785	3,107
Operating income (loss)	23,184	(14,571)	8,613

Thirty-Nine Weeks Ended November 1, 2014
Net sales	320,609	—	320,609
Depreciation and amortization	6,798	1,983	8,781
Operating income (loss)	55,232	(39,846)	15,386
Total assets	98,541	63,516	162,057

Thirty-Nine Weeks Ended November 2, 2013
Net sales	330,829	—	330,829
Depreciation and amortization	7,206	2,721	9,927
Operating income (loss)	52,134	(42,740)	9,394
Total assets	109,169	38,485	147,654

klkl

NOTE 12 — Related Party Transactions

The Company or its subsidiaries have for the past several years purchased goods directly from G-III Apparel Group Ltd. (“G-III”) or its related entities as well as engaged the services of two G-III subsidiaries as buying agent. On January 3, 2011, Morris Goldfarb, the Chairman of the Board and Chief Executive Officer of G-III, became a director of the Company. On June 27, 2013, Mr. Goldfarb ceased to be a member of the Board as he did not stand for re-election at the Company's annual meeting of stockholders. Payments made by the Company and its subsidiaries to G-III and its related entities aggregated approximately $1.0 million and $0.9 million for the thirty-nine weeks ended November 1, 2014, and November 2, 2013, respectively. As of November 1, 2014, and February 1, 2014, the Company had a balance due to G-III or its related entities of approximately $23 thousand and $0.1 million, respectively.

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

Company Overview

Christopher & Banks Corporation, a Delaware corporation, is a Minneapolis-based retailer of women’s apparel and accessories, which operates retail stores and an eCommerce site through its wholly-owned subsidiaries. As of November 1, 2014, we operated 554 stores in 43 states, including 209 Christopher & Banks ("CB") stores, 115 C.J. Banks ("CJ") stores, 187 Missy, Petite, Women ("MPW") stores and 43 outlet stores. Our Christopher & Banks brand offers unique fashions and accessories featuring exclusively designed, coordinated assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P. Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W. Our MPW and outlet stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the MPW customer in one location. We also operate an e-commerce web site for our two brands at www.christopherandbanks.com which, in addition to offering the apparel and accessories found in our stores, also offers exclusive sizes and styles available only online.

We believe we have a unique opportunity to address the needs of our customer by embracing her demographic, women who generally range in age from 45 to 60, which is largely overlooked by other retailers. Our overall strategy for our two brands, Christopher & Banks and C.J. Banks, is to offer a compelling, evolving merchandise assortment through our stores and eCommerce web site in order to satisfy our customers' expectations for style, quality, value, versatility and fit, while providing knowledgeable and personalized customer service.

Outlook for 2014

Fourth quarter 2014

With the continued conversion of stores to the MPW format and anticipated new store openings, the percentage of stores eligible to be used for comparison in our same-store sales calculation will continue to decline over the next four to five fiscal quarters.  As a result, for the near-term, we believe same-store sales, on its own, will not be an accurate predictor of our overall performance.   Therefore, we anticipate our sales guidance, at least through the first quarter of fiscal 2016, will be based on our expectations for total net sales rather than same-store sales.  However, we will continue to disclose historical same-store sales results as it is a well-established benchmark for retailers.

Overall, we expect that the sales trends we saw in the third quarter will continue for the near term.  Therefore, we expect total net sales for the fourth quarter to be between $94 million and $98 million, and to operate, on average, 544 stores. This compares to $104.9 million in net sales in last year's fourth quarter when we operated, on average, 584 stores.

We expect gross margin rate to be relatively flat during the fourth quarter, as compared to the same period last year, which are expected to be largely driven by improved merchandise margins offset by deleveraging of occupancy.  We expect SG&A dollars to be between $32.0 million and $32.5 million compared to the $31.4 million of SG&A expense reported in the fourth quarter of last year. The majority of the increase is expected to come from higher corporate salaries and medical claims. In addition, during the fourth quarter of the prior year we had a nominal bonus reversal.

We expect to recognize a nominal tax expense for the fourth quarter which we expect to represent minimum fees and taxes. As we have indicated throughout the year, the potential exists that the deferred tax valuation allowance will reverse in FY 2014.   We continue to assess the deferred tax valuation and expect to make a determination in the fourth quarter.

We expect our inventory levels to remain higher than the prior year on a dollars-per-square-foot basis, but at a reduced level compared to the end of the third quarter.  This is due to a number of factors: first, by the end of the fourth quarter, we expect to have added CJ product to approximately 88 CB stores and CB product to two CJ stores; second, now that we will have anniversaried the introduction of core merchandise, we expect to begin moderating core inventory levels in the first quarter of next year.   Lastly, we will be collapsing and combining a number of CB and CJ stores into MPW stores in January leading to a temporary increase in inventory per square foot.

During the fourth quarter we anticipate opening one new outlet. We also plan on converting 25 CB stores and 25 CJ stores to 25 MPW stores, closing two CB stores and replacing them with two new MPW stores. This is an acceleration of our original MPW strategy. In addition, during the quarter we expect to close four CB stores, one CJ store and one MPW store upon lease expiration.

Fiscal 2014

We expect average store count to be down approximately 7.4% for the full fiscal year, and average square footage for the full fiscal year to decline by approximately 6%. Overall store square footage is expected to be down by 3.2% at the end of the year as compared to last year, reflecting our acceleration of the MPW strategy.

Capital expenditures are expected to be approximately $22 million to $23 million, reflecting new store openings, MPW relocations and the addition of new fixturing in all of our stores.

While in the near-term we believe sales trends will remain inconsistent and the retail environment will be highly promotional, we are confident that our strategic initiatives will drive long-term top-line and bottom-line growth, as well as enhance shareholder value.

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Same-store sales

Our same-store sales data is calculated based on the change in net sales for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall. Stores where square footage has been changed by more than 25 percent are excluded from the same-store sales calculation for 13 full months following the change. Stores closed during the fiscal year are included in the same-store sales calculation only for the full months of the fiscal year the stores were open. In addition, sales which are initiated in stores but fulfilled through our eCommerce website are included in the calculation of same-store sales.

Management considers same-store sales to be one of the indicators of our performance. Same-store sales results are important in achieving leveraging of costs, including store payroll, store occupancy, depreciation and other general and administrative expenses. Year-over-year increases in same-store sales contribute to greater leveraging of costs, while declining same-store sales contribute to deleveraging of costs. Same-store sales results also have a direct impact on our total net sales, cash, cash equivalents, investments and working capital.

As we continue to implement our strategy of converting many of our existing stores to MPW stores, those converted stores are dropping out of our comparable store base for 13 months.  As a result, we are also monitoring changes in net sales per store, net sales per square foot, gross margin per store, and gross margin per square foot for the entire store base.  During the third quarter, net sales per store increased 0.7%, net sales per square foot decreased by 2.3%, gross margin per store increased 4.5%, and gross margin per square foot increased 1.4% as compared to the third quarter last year.  For the thirty-nine week period ending November 1, 2014, net sales per store increased 4.9%, net sales per square foot increased 2.4%, gross margin per store increased 9.9%, and gross margin per square foot increased 7.3% as compared to the same period last year.

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

Operating income

Our management views operating income as a key indicator of our success. The key drivers of operating income are net sales per square foot, merchandise, buying and occupancy costs and our ability to control our other operating costs, including selling, general, and administrative expenses.

Cash flow and liquidity

We evaluate cash flow from operations, investing activities and financing activities in determining the sufficiency of our cash position. Cash flow from operations has historically been sufficient to provide for our uses of cash. We expect to operate our business and execute our strategic initiatives principally with funds generated from operations.

On September 8, 2014, we and our two subsidiaries, Christopher & Banks, Inc. and Christopher & Banks Company, entered into an Amendment to our Credit Agreement (the "Credit Facility") dated July 12, 2012, with Wells Fargo Bank National Association ("Wells Fargo") as Lender. If necessary, we could utilize this Credit Facility for any additional liquidity needs, subject to compliance with the financial covenant and the Credit Facility’s other terms and provisions. For further discussion of the Credit Facility, refer to the Liquidity and Capital Resources section below.

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in Note 1 of the notes to consolidated financial statements contained within our Annual Report on Form 10-K for the fiscal period ended February 1, 2014. There have been no material changes in our critical accounting policies or estimates in the thirty-nine weeks ended November 1, 2014.  Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.

Results of Operations

Thirteen Weeks Ended November 1, 2014 Compared to Thirteen Weeks Ended November 2, 2013

	Thirteen Weeks Ended
	November 1, 2014		November 2, 2013		Change
		%		%
(dollars in thousands)	$	of Sales	$	of Sales	$	%
Net sales	$110,610	100.0%	$118,077	100.0%	$(7,467)	(6.3)%
Merchandise, buying and occupancy	66,873	60.5	73,126	61.9	(6,253)	(8.6)
Selling, general and administrative	31,477	28.5	33,231	28.1	(1,754)	(5.3)
Depreciation and amortization	2,916	2.6	3,107	2.7	(191)	(6.1)
Total costs and expenses	101,266	91.6	109,464	92.7	(8,198)	(7.5)
Operating income	9,344	8.4	8,613	7.3	731	8.5
Other expense	(46)	—	(46)	—	—	—
Income before income taxes	9,298	8.4	8,567	7.3	731	8.5
Income tax (benefit) provision	315	0.3	(45)	—	360	*
Net income	$8,983	8.1%	$8,612	7.3%	$371	4.3%

* Calculated result is not meaningful

Net Sales.  Net sales for the thirteen weeks ended November 1, 2014, were $110.6 million, a decrease of $7.5 million, or 6.3%, from net sales of $118.1 million for the thirteen weeks ended November 2, 2013. The decrease in net sales was primarily a result of operating an average of 47, or 7.8%, fewer stores, coupled with a 7.5% decrease in store traffic compared to the same period last year.  Our store count totaled 554  as of November 1, 2014, compared to 593 at November 2, 2013.

Same-store sales decreased 7.6% for the thirteen weeks ended November 1, 2014, when compared to the thirteen weeks ended November 2, 2013; this follows a 4.8% same-store sales increase in last year's third quarter.  Our transition to the MPW format has resulted in a substantial number of our stores being excluded from our store base.  At the end of the third quarter approximately 28.9% of our stores were not included in our comparable store base.  Net sales per store, for all stores open during the third quarter, increased 0.7% compared to the same period last year.

Declines in store traffic were partially offset by increases in average dollar sale (“ADS”) of 1.7%, driven by an increase in units per transaction ("UPTs") of 0.4% and an increase in average unit retail of 1.2%, all as compared to the prior year period.

eCommerce sales during the quarter were $12.6 million, an increase of 0.8% from $12.5 million during the third quarter last year.  eCommerce results were negatively impacted by lower sales initiated in stores due to reduced store count and traffic levels.  eCommerce sales generated through digital sources were up 3.7% in the quarter.    Our newly-launched MPW website showed encouraging momentum in continuing the strategy of offering a combination of CB and CJ product at one location.   On a two-year basis, eCommerce sales were up 11.1%.

	Thirteen Weeks Ended
	November 1, 2014	November 2, 2013
Net sales (in thousands):
Retail stores	$97,971	$105,541
eCommerce (1)	12,639	12,536
Total net sales	$110,610	$118,077

(1)	Amounts include both direct eCommerce sales and store-initiated sales fulfilled through the eCommerce channel.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $66.9 million, or 60.5% of net sales, for the thirteen weeks ended November 1, 2014, compared to $73.1 million, or 61.9% of net sales, for the thirteen weeks ended November 2, 2013, resulting in approximately 150 basis points (“bps”) of improvement in gross profit margin for the quarter.

The improvement in gross margin was driven by an increase in merchandise margins of approximately 170 bps resulting mainly from improved initial product mark-up combined with fewer markdowns, consistent with our strategy to increase the level of core merchandise sold at regular retail prices.  Gross margin was also favorably impacted by approximately 50 bps due to the reversal of previously accrued incentive bonus amounts.  This increase was partially offset by deleveraging of occupancy due to the same store sales decrease.

Selling, General and Administrative Expenses.  SG&A expenses, exclusive of depreciation and amortization, for the thirteen weeks ended November 1, 2014, were $31.5 million, or 28.5% of net sales, compared to $33.2 million, or 28.1% of net sales, for the thirteen weeks ended November 2, 2013. The decrease in SG&A expenses was the result of reduced store payroll and other expenses due to operating fewer stores in the third quarter of 2014, as compared to the same period last year, as well as the reversal of  a previously accrued incentive bonus of $1.1 million vs. an accrual of $1.2 million in the third quarter of the prior year. These expense savings were offset by increased marketing investments in digital and mass marketing efforts, including research, public relations and social media.

In the third quarter of fiscal 2014, marketing, including on-line marketing costs, as a percentage of net sales was approximately 3.0%, compared to 2.7% in the prior year period. We have been pleased with the return on our investment in direct mail campaigns, as it has provided us with an effective means to drive current customers as well as inactive, or lapsed, customers into our stores and to our websites.

Depreciation and Amortization.  Depreciation and amortization expense was $2.9 million, or 2.6% of net sales, for the thirteen weeks ended November 1, 2014, compared to $3.1 million, or 2.7% of net sales, for the thirteen weeks ended November 2, 2013. The decrease in the amount of depreciation and amortization expense primarily resulted from operating on average 7.8% fewer stores in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. In addition, the continued maturing of our store base has resulted in more fully depreciated assets and lower depreciation expense.

Impairment of Store Assets. We recorded no restructuring and impairment expense in the thirteen week periods ending November 1, 2014, or  November 2, 2013.

Operating Income.  As a result of the foregoing factors, we reported operating income of approximately $9.3 million, or 8.4% of net sales, for the thirteen weeks ended November 1, 2014, compared to operating income of approximately $8.6 million, or 7.3% of net sales, for the thirteen weeks ended November 2, 2013.

Other Expense. Other expense of $46 thousand for the thirteen weeks ended November 1, 2014, primarily consisted of fees associated with our Credit Facility, which was slightly offset by interest income from our investments. For the thirteen weeks ended November 2, 2013, other expense of $46 thousand consisted primarily of fees associated with our Credit Facility.

Income Taxes.  We recorded income tax expense of approximately $315 thousand for the thirteen weeks ended November 1, 2014.  For the thirteen weeks ended November 2, 2013, we recorded an income tax benefit of approximately $45 thousand.  Our effective rates reflect the ongoing impact of the valuation allowance on our deferred tax assets.  Management will continue to evaluate the need for the valuation allowance based on the Company's current operating performance and other relevant factors; the potential exists that the valuation allowance may be reversed later this fiscal year.

Net Income.  As a result of the foregoing factors, we reported net income of $9.0 million, or 8.1% of net sales and $0.24 per diluted share, for the thirteen weeks ended November 1, 2014, compared to net income of $8.6 million, or 7.3% of net sales and $0.23 per share, for the thirteen weeks ended November 2, 2013.

Thirty-nine Weeks Ended November 1, 2014 Compared to Thirty-nine Weeks Ended November 2, 2013

	Thirty-Nine Weeks Ended
	November 1, 2014		November 2, 2013		Change
		%		%
(dollars in thousands)	$	of Sales	$	of Sales	$	%
Net sales	$320,609	100.0%	$330,829	100.0%	$(10,220)	(3.1)%
Merchandise, buying and occupancy	201,333	62.8	213,891	64.7	(12,558)	(5.9)
Selling, general and administrative	94,965	29.6	97,477	29.5	(2,512)	(2.6)
Depreciation and amortization	8,781	2.8	9,927	3.0	(1,146)	(11.5)
Impairment of store assets	144	—	140	—	4	2.9
Total costs and expenses	305,223	95.2	321,435	97.2	(16,212)	(5.0)
Operating income	15,386	4.8	9,394	2.8	5,992	63.8
Other expense	(150)	—	(146)	—	(4)	2.7
Income before income taxes	15,236	4.8	9,248	2.8	5,988	64.7
Income tax provision	274	0.1	272	0.1	2	0.7
Net income	$14,962	4.7%	$8,976	2.7%	$5,986	66.7%

Net Sales.   Net sales for the thirty-nine weeks ended November 1, 2014, were $320.6 million, a decrease of $10.2 million or 3.1% of  net sales of $330.8 million for the thirty-nine weeks ended November 2, 2013. The decrease in net sales was a result of operating approximately 8.2% fewer stores, coupled with an 8.9% decrease in store traffic compared to 2013.  These declines were partially offset by improvements in other metrics such as UPTs, conversion, and average unit retail.

Same-store sales decreased 1.8% for the thirty-nine weeks ended November 1, 2014, when compared to the thirty-nine weeks ended November 2, 2013; this follows an 11.1% same-store sales increase in the same period last year.  Our transition to the MPW format has resulted in a substantial number of our stores being excluded from our store base.  As of November 1, 2014, approximately 28.9% of our stores were not included in our comparable store base.  Net sales per store, for all stores open during the thirty-nine weeks ended November 1, 2014, increased 4.9% compared to the same period last year.

We operated an average of 8.2% fewer stores in the thirty-nine weeks ended November 1, 2014, compared to the thirty-nine weeks ended November 2, 2013. Our store count totaled 554 as of November 1, 2014, compared to 593 at November 2, 2013.   We operated 187 MPW stores at the end of the third quarter, up from 49 MPW stores at the end of last year's third quarter and 61 MPW stores at the end of fiscal 2013.

Declines in store traffic were partially offset by a slight increase in conversion.   Increases in ADS of 7.0% were driven by an increase in UPTs of 3.7% and an increase in average unit retail of 3.1%.

Ecommerce sales during the thirty-nine weeks ended November 1, 2014, were $35.6 million, up 6.4% from $33.4 million during the same period last year, as indicated below.  The increase is the result of continued enhancement of our online-customer experience and product assortment, as well as expanded paid search advertising to drive traffic to our websites.  Prior year sales were negatively impacted by issues following the launch of site upgrades in the spring of 2013.

	Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013
Net sales (in thousands):
Retail stores	$285,048	$297,409
eCommerce (1)	35,561	33,420
Total net sales	$320,609	$330,829

(1)	Amounts include both direct eCommerce sales and store-initiated sales fulfilled through the eCommerce channel.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $201.3 million, or 62.8% of net sales for the thirty-nine weeks ended November 1, 2014, compared to $213.9 million, or 64.7% of net sales, for the thirty-nine weeks ended November 2, 2013, resulting in approximately 185 basis points of improvement in gross profit margin.

The improvement in gross profit margin was driven primarily by higher merchandise margins resulting mainly from improvements in initial product mark-up, combined with lower markdowns. Our customers have responded favorably to the balance of style, quality and value provided in our merchandise assortments so far this fiscal year, resulting in reduced levels of markdowns required to drive customer traffic and clear inventory.

The remaining improvement in gross margin resulted from the elimination of previously accrued incentive bonus amounts as well as the positive leverage of buying and occupancy costs associated with the decrease in the average number of stores in the thirty-nine weeks ended November 1, 2014.

Selling, General and Administrative Expenses.  SG&A expenses, exclusive of depreciation and amortization, for the thirty-nine weeks ended November 1, 2014, were $95.0 million, or 29.6% of net sales, compared to $97.5 million, or 29.5% of net sales, for the thirty-nine weeks ended November 2, 2013. The decrease in total SG&A expenses was the result of reduced store payroll due to lower store count, lower credit card fees as more customers are using our private label credit card, the elimination of previously accrued incentive bonus amounts, and the completion of our executive retention plan in 2013.  These items were partially offset by increases in marketing spend and the addition of certain positions to our inventory planning and allocation department.

During the thirty-nine weeks ended November 1, 2014, marketing,  including on-line marketing costs, was approximately 2.6%, as a percentage of net sales compared to 2.2% in the thirty-nine weeks ended November 2, 2013.   We are continuing to refine our promotional offerings, direct marketing campaigns, and the design of our store fronts to effectively engage customers and draw more customers to our stores.

Depreciation and Amortization.   Depreciation and amortization expense was $8.8 million, or 2.8% of net sales, for the thirty-nine weeks ended November 1, 2014, compared to $9.9 million or 3.0% of net sales, for the thirty-nine weeks ended November 2, 2013. The decrease in the amount of depreciation and amortization expense primarily resulted from operating approximately 8.2% fewer stores in the thirty-nine weeks ended November 1, 2014, compared to the thirty-nine weeks ended November 2, 2013. In addition, the continued maturing of our store base has resulted in more fully depreciated assets and lower depreciation expense.

Impairment of Store Assets.  We recorded non-cash impairment charges of approximately $0.1 million related to two stores during the thirty-nine week period ended November 1, 2014.  During the thirty-nine weeks ended November 2, 2013, we recorded non-cash impairment charges of approximately $0.1 million related to one store.

Operating Income.   As a result of the foregoing factors, we reported operating income of $15.4 million, or 4.8% of net sales, for the thirty-nine weeks ended November 1, 2014, compared to operating income of $9.4 million, or 2.8% of net sales, for the thirty-nine weeks ended November 2, 2013.

Other Expense.  Other expense of approximately $0.2 million and $0.1 million for the thirty-nine week periods ended November 1, 2014, and November 2, 2013, respectively, primarily consisted of fees associated with our Credit Facility.

Income Taxes.   We recorded income tax expense of approximately $0.3 million for each of the thirty-nine week periods ended November 1, 2014, and November 2, 2013.  We maintain a full valuation allowance on our net deferred tax asset. Management will continue to evaluate the need for the valuation allowance based on the Company's current operating performance and other relevant factors; the potential exists that the valuation allowance may be reversed later this fiscal year.

Net Income.   As a result of the foregoing factors, we reported net income of $15.0 million, or 4.7% of net sales and $0.40 per diluted share, for the thirty-nine weeks ended November 1, 2014, compared to net income of $9.0 million, or 2.7% of net sales and $0.24 per diluted share, for the thirty-nine weeks ended November 2, 2013.

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

Based on our current plans for fiscal years 2014 and 2015, we believe cash flows from operating activities and working capital will be sufficient to meet our operating and capital expenditure requirements for the next twelve months. We do not anticipate the need to utilize our Credit Facility for any liquidity needs in fiscal 2014, other than to maintain and open letters of credit in the normal course of business. Our operating plan for fiscal 2014 contemplates improvements in merchandise margins when compared to fiscal 2013. The plan is dependent on our ability to consistently deliver merchandise that is appealing to our customers at a profitable price, and to manage our costs effectively, in order to satisfy our working capital and other operating cash requirements. Our operating plan is based on a number of assumptions which involve significant judgment and estimates of future performance. If our net sales, gross margins and operating results fall short of our expectations, we may be required to access some, if not all, of our Credit Facility, and potentially require other sources of financing to fund our operations.

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

The following table summarizes our cash flows for the thirty-nine weeks ended November 1, 2014, and November 2, 2013 (in thousands):

	November 1, 2014	November 2, 2013
Net cash provided by operating activities	$2,457	$12,679
Net cash used in investing activities	(17,613)	(25,938)
Net cash (used in) provided by financing activities	(569)	12
Net decrease in cash and cash equivalents	$(15,725)	$(13,247)

Net cash provided by operating activities

Thirty-nine weeks ended November 1, 2014

Net cash provided by operating activities in the thirty-nine weeks ended November 1, 2014, totaled $2.5 million.  This compares to net cash provided by operating activities of $12.7 million in the thirty-nine weeks ended November 2, 2013. We reported net income of $15.0 million for the thirty-nine weeks ended November 1, 2014, compared to net income of $9.0 million for the thirty-nine weeks ended November 2, 2013.

Significant fluctuations in our working capital accounts in the thirty-nine weeks ended November 1, 2014, included a $13.9 million increase in merchandise inventories, a $4.1 million decrease in accounts payable, a $1.6 million increase in prepaid expenses and other assets, a $3.9 million increase in accounts receivable and a $2.5 million decrease in accrued liabilities.  The increase in accounts payable is associated with the seasonal increase in inventory.  The increase in merchandise inventories relates to planned increases in core inventories along with lower than projected sales. The increase in prepaid expenses and other current assets primarily related to increases in IT-related contracts.  The increase in accounts receivable primarily resulted from tenant allowances on new stores. In addition, more of our sales were tendered on our private label credit card in the third quarter of fiscal 2014 compared to the prior year period, which resulted in an increase in credit card receivables due to timing differences in funding from the card processor.  The decrease in accrued liabilities primarily related to gift card and store credit liabilities, the elimination of previously accrued incentive bonus, and lower percentage rent due to lower than projected sales.

The remainder of the change in cash provided by operating activities was substantially the result of the net earnings realized in the third quarter, after adjusting for non-cash charges including depreciation and amortization, deferred lease-related liabilities and stock-based compensation expense, combined with various changes in our other operating assets and liabilities.

Thirty-nine weeks ended November 2, 2013

Net cash provided by operating activities in the thirty-nine weeks ended November 2, 2013, totaled $12.7 million.  We reported net income of $9.0 million for the thirty-nine weeks ended November 2, 2013.

Significant fluctuations in our working capital accounts in the thirty-nine weeks ended November 2, 2013, included a $6.5 million increase in merchandise inventories, a $3.8 million decrease in accounts payable, a $1.5 million increase in prepaid expenses and other current assets, a $1.1 million increase in accounts receivable and a $5.7 million increase in accrued liabilities. The increase in merchandise inventories related to seasonality and timing of the receipt of shipments. The decrease in accounts payable related to lower seasonal levels of in-transit inventory at the end of the quarter.  The increase in prepaid expenses and other current assets primarily related to an increase in prepaid insurance due to the timing of payments. In addition, we changed our sourcing strategy for shopping bags resulting in a higher prepaid balance as we take ownership earlier in the process. The increase in accounts receivable primarily resulted from higher payment card receivables due to greater sales recorded in the week prior to the end of the third quarter of fiscal 2013.

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

Net cash used in investing activities

Thirty-nine weeks ended November 1, 2014

Net cash used in investing activities in the thirty-nine weeks ended November 1, 2014, totaled $17.6 million, a change of $8.3 million from net cash used in investing activities of $25.9 million during the thirty-nine weeks ended November 2, 2013. Net cash used in investing activities in the thirty-nine weeks ended November 1, 2014, consisted of $15.3 million of capital expenditures and $12.5 million of purchases of available-for-sale investments, partially offset by $10.2 million of maturities of available-for-sale investments. We opened 22 new stores and closed or converted 174 existing stores in the thirty-nine weeks ended November 1, 2014.  We also made investments in our information technology infrastructure and visual merchandising displays and fixtures.

Thirty-nine weeks ended November 2, 2013

Net cash used in investing activities in the thirty-nine weeks ended November 2, 2013, totaled $25.9 million.   Net cash used in investing activities in the thirty-nine weeks ended November 2, 2013, consisted of $22.2 million of purchases of available-for-sale investments and $6.3 million of capital expenditures, slightly offset by $2.6 million of maturities of available-for-sale investments. We opened seven new stores in the thirty-nine weeks ended November 2, 2013, and also made investments in our information technology infrastructure and visual merchandise displays and fixtures.

Net cash (used in) provided by financing activities

Thirty-nine weeks ended November 1, 2014

Net cash used in financing activities in the thirty-nine weeks ended November 1, 2014, totaled approximately $0.6 million, a change of approximately $0.6 million from net cash provided by financing activities of $12 thousand in the thirty-nine weeks ended November 2, 2013. In the thirty-nine weeks ended November 1, 2014, net cash used in financing activities primarily related to the payment of withholding tax obligations on the vesting of restricted stock awards and stock options exercised, and payment of deferred financing costs in conjunction with the amendment to our credit facility, partially offset by cash received for the exercise of stock options.

Thirty-nine weeks ended November 2, 2013

Net cash provided by financing activities in the thirty-nine weeks ended November 2, 2013, totaled approximately $12 thousand.   In the thirty-nine weeks ended November 2, 2013, net cash provided by financing activities primarily related to the issuance of shares for stock option exercises, slightly offset by shares which were surrendered to us by stock plan participants in order to satisfy withholding tax obligations on the vesting of restricted stock awards.

Capital Resources

On September 8, 2014, we entered into an Amendment to our existing Credit Facility with Wells Fargo.  The Credit Facility provides us with revolving credit loans of up to $50.0 million in the aggregate, subject to a borrowing base formula based primarily on eligible credit card receivables, inventory and real estate, as such terms are defined in the Credit Facility, and up to $10.0 million of which may be drawn in the form of standby and documentary letters of credit. The Amended Credit Facility expires in September 2019.

We had no revolving credit loan borrowings under the Credit Facility during fiscal 2014 or fiscal 2013. Historically, our credit facility has been utilized only to open letters of credit in the normal course of business. The total borrowing base at November 1, 2014, was approximately $50.0 million. As of November 1, 2014, we had open on-demand letters of credit of approximately $1.0 million.  Accordingly, after reducing the borrowing base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the borrowing base, the net availability of revolving credit loans under the Credit Facility was approximately $44.0 million at November 1, 2014.

See Note 6 - Credit Facility for additional details regarding our Credit Facility.

Sourcing

We directly imported approximately 38% and 30% of our merchandise purchases during the thirty-nine week periods ended November 1, 2014, and November 2, 2013, respectively. A significant amount of our merchandise was manufactured overseas during each of these fiscal periods, primarily in China and Indonesia. Our reliance on sourcing from foreign countries may cause us to be exposed to certain risks as indicated below and in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

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

We do not have long-term purchase commitments or arrangements with any of our suppliers or buying agents. One of our suppliers accounted for approximately 27.6%, and 20% of our purchases during the thirty-nine week periods ended November 1, 2014, and November 2, 2013, respectively.  No other vendor supplied greater than 10% of the Company's merchandise purchases during the thirty-nine week periods ended November 1, 2014, and November 2, 2013.

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

Inflation

We do not believe that inflation had a material effect on our results of operations for the thirty-nine weeks ended November 1, 2014.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, we wish to advise readers that the risk factors listed in Item 1A of our Annual Report on Form 10-K for the fiscal period ended February 1, 2014, as well as other factors, could affect our performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. We are potentially exposed to market risk from changes in interest rates relating to our Credit Facility with Wells Fargo Bank. Loans under the Credit Facility bear interest at a rate ranging from 1.50% to 1.75% over the LIBOR or 0.50% to 0.75% over the Wells Fargo Prime Rate, based on the amount of Average Daily Availability as such terms are defined in the Credit Facility.

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

(b)  Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirty-nine weeks ended November 1, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information discussed in this report, the risk factors described in Part I, Item 1A. Risk Factors in our 2013 Annual Report on Form 10-K for the fiscal period ended February 1, 2014, should be considered as they could materially affect our business, financial condition or future results. There have not been any material changes with respect to the risks described in our 2013 Form 10-K, but these are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning purchases of our common stock for the quarter ended November 1, 2014.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid per Share	Programs	Programs
8/3/14 - 8/30/14	—	$—	—	$—
8/31/14 - 10/4/14	977	9.42	—	—
10/5/14 - 11/1/14	—	—	—	—
Total	977		—	—

(1)	The shares of common stock in this column represent shares surrendered to us by stock option grantees in order to satisfy minimum withholding tax obligations related to stock option exercises.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit	Description
10.1

First Amendment, dated September 8, 2014, to the Second Amended and Restated Credit Agreement, dated July 12, 2012, by and among Christopher & Banks Corporation, Christopher & Banks, Inc. and Christopher & Banks Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 8, 2014)

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
101*

Financial statements from the Quarterly Report on Form 10-Q of Christopher & Banks Corporation for the fiscal quarter ended November 1, 2014, formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements

*   Filed with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated: December 5, 2014	By:	/s/ LuAnn Via
LuAnn Via
President and Chief Executive Officer
(Principal Executive Officer)

Dated: December 5, 2014	By:	/s/ Peter G. Michielutti
Peter G. Michielutti
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)