Form 10-K
period 2015-01-31
CHRISTOPHER & BANKS CORP
filed 2015-04-09
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  YES  ☒  NO

The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant as of August 1, 2014, was approximately $313.6 million based on the closing price of such stock as quoted on the New York Stock Exchange ($8.67) on such date.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, was 36.9 million as of April 3, 2015 (excluding treasury shares of 9.8 million).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held (the “Proxy Statement”) are incorporated by reference into Part III.

CHRISTOPHER & BANKS CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

General

Christopher & Banks Corporation is a Minneapolis, Minnesota-based retailer of women’s apparel and accessories, which operates retail stores through its wholly owned subsidiaries, Christopher & Banks, Inc. and Christopher & Banks Company (collectively referred to as “Christopher & Banks”, “the Company”, “we” or “us”). As of January 31, 2015, we operated 518 stores in 43 states, including 173 Christopher & Banks stores, 85 C.J. Banks stores, 216 Missy, Petite, Women ("MPW") stores and 44 outlet stores. We also operate an eCommerce web site for our brands at www.christopherandbanks.com which, in addition to offering the apparel and accessories found in our stores, also offers exclusive sizes and styles available only online.

The Company’s fiscal year is a 52- or 53-week year that ends on the Saturday closest to January 31.  This Annual Report on Form 10-K ("Annual Report") covers the following fiscal periods: the fifty-two weeks ended January 31, 2015 ("fiscal 2014"),  the fifty-two weeks ended February 1, 2014 ("fiscal 2013"), and the fifty-three weeks ended February 2, 2013 (“ fiscal 2012").

History

Christopher & Banks Corporation, a Delaware corporation, was incorporated in 1986 to acquire Braun’s Fashions, Inc., which had operated as a family-owned business since 1956. We became a publicly traded corporation in 1992 and, in July 2000, our stockholders approved a company name change from Braun’s Fashions Corporation to Christopher & Banks Corporation. Our women’s plus size C.J. Banks brand was developed internally and we opened our first C.J. Banks stores in August 2000. Our Christopher & Banks and C.J. Banks eCommerce websites began operating in February 2008 to further meet our customers’ needs for style, quality, value and convenience. During 2014, in keeping with our strategy to provide access to cross-shopping of brands and sizes, the two websites were combined into one, thereby providing a one-stop on-line shopping experience.

Christopher & Banks/C.J. Banks brands

Our Christopher & Banks brand offers unique and classic fashions featuring exclusively designed, coordinated assortments of women’s apparel and accessories in missy sizes 4 to 16 and petite sizes 4P to 16P in our Christopher & Banks stores.  Our C.J. Banks brand offers similar assortments of apparel and accessories in women’s sizes 14W to 26W in our C.J. Banks stores. Our MPW stores, our outlet stores and our eCommerce website all offer merchandise from both our Christopher & Banks and C.J. Banks brands and all three size ranges (missy, petite and women) within each location, resulting in a greater opportunity to service our customers, increase store productivity, and enhance operating efficiencies.

The lifestyle brand assortments sold by Christopher & Banks and C.J. Banks are typically suitable for both work and leisure activities and are offered at moderate price points. The target customer for Christopher & Banks and C.J. Banks generally ranges in age from 45 to 60, a portion of which represents the female baby-boomer demographic.

Segments

For details regarding the operating performance of our reportable segment, see Note 18 - Segment Reporting, to the consolidated financial statements in Item 8.

Strategy

Our vision is to be our customer’s trusted brand by delivering style and value every day.  Our mission is to provide her with the style and versatility that reflects who she is, the lasting quality and affordable value that she expects, and the personalized attention that she deserves.

We strive to provide our customer with experiences that make her look and feel her best. Our overall strategy for our two brands, Christopher & Banks and C.J. Banks, is to offer a compelling, fashion relevant merchandise assortment through our stores and eCommerce web site in order to satisfy our customers’ expectations for style, quality, value, versatility and fit, while providing knowledgeable and personalized customer service.

Customer insights gathered in 2014 validated our opportunity to refine our merchandising and visual presentation.  While our loyal customers have great affinity for us, our opportunity is to strengthen our brand positioning and heighten our image to more closely mirror our merchandise assortment and to appeal to new customers.  We learned that prospective customers are generally surprised and delighted by what they find once they experience our brand; however, we are still perceived by many as too conservative and casual.   Therefore, creating an enhanced brand image will be an important focus for us in 2015.

We have positioned ourselves to offer merchandise assortments balancing unique, novelty apparel with more classic and basic core pieces, at affordable prices. To differentiate ourselves from our competitors, our buyers, working in conjunction with our internal design group, strive to create a merchandise assortment of coordinated outfits, the majority of which are manufactured exclusively for us under our proprietary Christopher & Banks® and C.J. Banks® brand names.

Merchandise

Our merchandise assortments include women’s apparel, generally consisting of knit tops, woven tops, jackets, sweaters, skirts, denim bottoms, bottoms made of other fabrics, leisure wear, and dresses in missy, petite and women sizes. We also offer a selection of jewelry and accessories in all stores and on our web site.

Our merchant team is currently focused on delivering increased sales and improved gross profit through executing the following initiatives:

Consistently deliver a balanced and compelling assortment designed to maximize sales and gross margin

The evolution of our merchandise strategy began in late fiscal 2012 and carried into fiscal 2013, through reducing the number of unique styles offered and increasing the depth provided in key merchandise categories. Our merchants focused on building assortments with fewer styles that are more balanced, by increasing the amount of "good" and "better" product offerings and decreasing the number of "best" offerings. More focus was placed on our core knit business and providing the appropriate balance of unique novelty styles. Our bottoms business concentrated on delivering consistent fit, versatility and comfort. We also continued to increase the penetration of vests and jackets in our assortments, balancing casual and wear-to-work styles at opening price points and more unique styles at "better" and "best" retail prices to maximize our price/value proposition.

In fiscal 2014, we continued to refine the merchandise assortment by balancing relevant fashion with core basic programs.  We had considerable success in developing businesses in several key categories, including denim, solution bottoms, essential tees and accessories.  In addition, we began to expand our assortment beyond casual wear, which we have been known for historically.  We also made strides to become a wear-to-work destination, including items such as sweater twin sets, wrinkle resistant shirts and career tops and bottoms.  We were pleased with the strong performance of our Relaxed Restyled; Leisure and Sport; and Easy Wear, Every Wear categories, which demonstrated that there is significant opportunity in these categories beyond our initial expectations.  Collectively, we provided our customers with easy, complete outfitting solutions and complementary accessories.

We look forward to the launch of activewear, an additional component of our Relaxed Restyled line, as well as sleepwear, shapewear, and casual footwear, in the fall.  Our ultimate goal is for our customers to view Christopher & Banks as her go-to destination for all of her lifestyle wardrobe needs.

Optimize inventory productivity and margin performance

Another key goal for us at Christopher & Banks is to maximize inventory productivity through focused and timely markdown management, refined analysis of the appropriate merchandise receipt level required to drive sales and improved margins, and ongoing refinement of the appropriate timing and number of major merchandise deliveries.

Historically, we have developed and delivered a full, unique merchandise assortment to our stores on a monthly basis. In order to simplify and accelerate our product development process, beginning in September 2012, we reduced the number of major product deliveries to our stores by half. These deliveries reflect increased depth with a greater number of units of key styles.

Late in fiscal 2013 and throughout 2014, we increased our penetration of core merchandise to optimize margin performance.  Additionally, in fiscal 2014 we took initial steps to improve our business processes, enhance our technology and invest in new tools that will enable our planning and allocation team to manage inventory at the individual store level to better appeal to our customers’ preferences with a localized assortment.  In fiscal 2015 we will continue to evaluate and improve the amount and timing of product flow between major assortment deliveries with the goal of consistently providing ongoing fresh colors and styles to our stores, while being consistently in stock on basics.

Enhanced promotional strategy

While we anticipate that we will need to continue to be selectively promotional in order to be competitive, we have implemented more targeted, pre-planned promotions in an effort to improve merchandise margins and lessen our reliance on storewide promotional events. We have also developed product that supports specific promotional events and delivers improved margin performance. In addition to our direct mail program, we continue to update our store signage and messaging to drive incremental traffic. As we design our product assortments, we are developing enhanced marketing programs to communicate these improvements to the customer. In addition, we have adopted a more focused and timely approach to our markdown process that more quickly addresses underperforming styles on an individual basis in an effort to utilize our markdowns as efficiently as possible. We are also placing a greater emphasis on liquidating merchandise in-store and utilizing our growing outlet store base as a liquidation channel for older product deliveries rather than utilizing a third-party liquidator.

Sourcing

We have analyzed and continue to assess our product development and sourcing practices to identify opportunities to simplify and accelerate the process. We directly imported approximately 39%, 37% and 28% of our merchandise purchases in fiscal 2014, 2013 and 2012, respectively, from overseas manufacturers.  We are looking for opportunities to increase our direct penetration over the next several years as we believe this will add exclusivity and enhance our product margins. Going forward, we believe it is critical to continue to concentrate more of our merchandise purchases with fewer key suppliers to become more significant to our vendor base. We believe this will allow us to achieve better pricing by leveraging larger order quantities and receive faster delivery times from these key vendors. At the same time, we are working to ensure our vendor matrix is balanced to reduce the potential risks associated with reliance on limited resources. We also continue to leverage fabric purchases across our brands and product offerings to help minimize the cost of goods.

Our merchandise product costs, particularly the cost of cotton, moderated in fiscal 2012, declining to more historical levels in fiscal 2013 and 2014. We currently expect production costs to remain steady in fiscal 2015.

Labor issues at West Coast ports caused a disruption to our merchandise product flow in late fiscal 2014, continuing into fiscal 2015.  Following a proposed settlement of those issues in early 2015, we expect product flow to return to normalized levels by the end of the second fiscal quarter.

Compelling and Easy-to-Shop Store Experience

In an effort to drive improved sales productivity, we continue to strive to enhance our customers’ experience. We have a highly loyal customer base largely attributable to our pleasant shopping environment and our engaged, knowledgeable store associates.  We have refined our selling program, including a significant focus on service through personal connections with our customers while improving our store associates' product knowledge through more frequent collaboration with our merchant team. In addition, we have added new visual merchandising elements to our stores to maximize merchandise displays, highlight outfitting options and provide more compelling window presentations, incorporating product and marketing messages in order to drive increased numbers of new and existing customers into our stores.  As we migrate stores to the MPW format, we have rebalanced fixtures, product placement and visual elements to assist customers of all sizes to quickly find the product they seek.

Customer/Marketing

Strengthen customer communication/customer relationship management/loyalty program

During 2014, in an effort to gain market share, we focused on increased retention and spend of existing customers while raising brand awareness to potential new customers.  We garnered insights from both qualitative and quantitative research done over the year, including a brand tracking study and focus groups held throughout the year. In addition, we invested in new public relations initiatives, including the launch of our Amazing Women campaign, as well as gaining exposure in magazines, targeted local television and radio placement.  We also expanded our presence on social media, increasing customer engagement and serving as a vehicle for customer acquisition.  Digital marketing continues to offer immense opportunity as a viable marketing tool for us.  During 2014, we gained efficiencies in our marketing investments through improved customer segmentation.

As we look to 2015, we expect to use a number of tools to drive brand awareness, including making greater use of digital paid media to drive traffic to both stores and on-line.

We continue to be focused on maximizing the benefits of our customer relationship management ("CRM") system database and Friendship Rewards Loyalty Program to strengthen engagement with our customers. Friendship Rewards is a point-based program where members earn points based on purchases. After reaching a certain level of accumulated points, members are rewarded with a certificate which may be applied towards purchases at our stores or web site. The program has helped us build our customer file in our database, allowing us to analyze purchasing behavior and to communicate with our customers.    Our goal is to design a more effective and personalized reward system that is differentiated by level of loyalty and provides enhanced benefits, which we plan to roll out in the second half of fiscal 2015.

Grow private label credit card program

During fiscal 2012, we launched a private label credit card ("PLCC") program with a sponsoring bank which provides for the issuance of credit cards bearing the Christopher & Banks and C.J. Banks brands. The sponsoring bank manages and extends credit to our customers and is the sole owner of the accounts receivable generated under the program. As part of the program, we received a signing bonus of $0.5 million from the sponsoring bank and earn revenue based on the PLCC usage by our customers. We are pleased with our customers' acceptance of the program and have seen the number of opened accounts grow from 281,000 at the end of fiscal 2012, to over 782,000 at the end of fiscal 2014. In addition to the credit aspect of the PLCC, the card is tied into our Friendship Rewards Loyalty Program. For purchases on the PLCC, customers earn 1.5 times the standard loyalty program points.  In fiscal 2014, approximately 31% of all sales were on the PLCC.  In addition to signing up active customers, the program has been successful in re-engaging lapsed customers and attracting new customers. Of the PLCC customers who purchased our products in fiscal 2014, approximately 10% represented new customers and 11.5% represented reactivated customers. Late in fiscal 2013, we added the convenience of in-store payment, giving her another reason to visit our store.

Focus on Omni-Channel/Customer First initiative

In February 2008, we launched separate eCommerce web sites for our Christopher & Banks and C.J. Banks brands at www.christopherandbanks.com and www.cjbanks.com.  In keeping with our strategy to provide easier access to cross-shopping of brands and sizes by our customers, during 2014 the two websites were combined into one at www.christopherandbanks.com, providing a one-stop on-line shopping experience. Today, the site generally offers the entire assortment of merchandise carried at our retail stores in addition to extended sizes and lengths, as well as some exclusive styles unique to eCommerce. Inventory and order fulfillment for our eCommerce operations are handled by a third-party provider.  Returns can be made by our customers either by sending the product back to the third-party provider or by returning the product to one of our stores.

During 2014, several other visual upgrades and site enhancements were made to the website to improve the customers’ experience, aid in navigation, and simplify the check-out process.  We believe we have further opportunities to leverage our eCommerce platform to gain brand awareness and improve our customers’ shopping experience.

Our increased focus on the customer during 2014 was the catalyst for our Omni-Channel, or “Customer First”, initiative.  This program is 100% about offering our customers a seamless and fully integrated shopping experience – wherever, however, and whenever she interacts with our brand.  By having an enhanced single view of the customer and inventory, we will be able to optimize her experience across all touch points.

The website referenced above and elsewhere in this Annual Report is for textual reference only and such references are not intended to incorporate our web site into this Annual Report.

Restructuring/Store Closing Initiative

Prior to fiscal 2012, the Board approved a plan to close approximately 100 stores, most of which were underperforming. Ultimately, 103 stores were identified for closure, and the occupancy costs for approximately half of our remaining stores were restructured.

Prior to fiscal 2012, we recorded approximately $21.2 million of restructuring and impairment charges related to this initiative. During fiscal 2012, we recorded a net benefit of $5.2 million related to stores where the amount recorded for net lease termination liabilities exceeded the actual settlements negotiated with landlords. There were no restructuring charges relating to the store closing initiative in fiscal 2013 or fiscal 2014. For further details, please refer to Note 2 - Restructuring in the consolidated financial statements.

Growth/MPW

After completing our store closing/restructuring initiative in fiscal 2012, we focused on increasing the number of MPW and outlet stores in fiscal 2013. We began fiscal 2014 with a total of 560 stores: 333 Christopher & Banks stores, 135 C.J. Banks stores, 61 MPW stores and 31 outlet stores. During fiscal 2014, we opened 10 new MPW stores and 13 outlet stores. In addition, we converted 190 existing Christopher & Banks and C.J. Banks stores into 146 MPW stores. During fiscal 2014 we also closed an additional 21 stores, substantially all of which were underperforming.

We ended the fiscal year with a total of 518 stores: 173 Christopher & Banks stores, 85 C.J. Banks stores, 216 MPW stores and 44 outlet stores. Approximately 66% of our leases expire within the next three fiscal years, which we believe will offer us significant flexibility to convert additional Christopher & Banks ("CB") and C.J. Banks ("CJ") stores into the MPW format.

Store count by format is as shown in the following graph:

Existing stores are primarily converted into MPW stores in the following ways:

•	where square footage is adequate: adding CJ product to an existing CB store;
•	where square footage is insufficient: closing or expanding the CB store, opening a new, larger store and adding CJ product;
•

in locations where both a CB and CJ store exist and square footage is adequate in one of the stores:  closing one of the locations and combining the operations into the store that has adequate square footage; and

•	in locations where both a CB and CJ store exist but square footage is not adequate: closing both stores and opening one new store with adequate square footage to combine operations.

We continue to be very pleased with the performance of our MPW stores, which generate higher productivity per square foot, higher gross margin and higher operating margin than either our CB or CJ stores.  We will continue to migrate existing stores to the MPW format by evaluating our portfolio of stores by location, lease and market data in order to determine the best way to leverage our square footage in terms of collapse and combine versus CJ adds.

Our new store growth strategy will primarily be focused on outlets.  To-date, outlet store sales and profitability levels have exceeded our expectations.  These stores enable us to expand our customer reach to new geographies and heighten brand awareness.  We continue to see opportunity to further enhance the sales and operating margins of our outlets as we increase the percentage of made-for-outlet product in these stores, as well as more efficiently clearing our excess inventory through these stores.  We see significant growth opportunity in the outlet business and believe we can successfully operate at least 100 outlet locations.

We plan to end fiscal 2015 with approximately 530 stores in total, of which approximately 337 will be in the MPW format.   We plan to open 10 to 12 MPW stores and 25 to 30 outlets. Our real estate actions, collectively, are expected to result in a 5% increase in our total square footage in fiscal 2015.

Store Operations

We manage our store organization in a manner that encourages participation by our field associates in the execution of our business and operational strategies. Our store operations are organized geographically into districts and regions. Each district is managed by a district manager, who typically supervises an average of approximately 13 stores. We have several regional managers who supervise our district managers.

Information Technology

We see meaningful opportunity to further improve upon store productivity and operating margin as we focus on developing processes and upgrading systems that will enable us to better manage inventory by store.  With these new and upgraded systems our teams will be able to better analyze data at the store level, and procure and allocate merchandise by geography, size, demographic and store type.  We had previously been managing our business with legacy systems and by taking these steps to enhance our technology and leverage new tools, our team can get the right product into the right stores, leading to improved assortments, higher average unit retail (“AUR”), and better sell-through, which we expect to translate into higher merchandise margins.

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

Employees

As of February 28, 2015, we had approximately 1,330 full-time and 3,275 part-time associates. The number of part-time associates typically increases during November and December in connection with the holiday selling season and during our semi-annual Friends & Family events. Approximately 225 of our associates are employed at our corporate office and distribution center facility, with the remaining associates employed in our store field organization. Our employees are not represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and consider our relationship with our employees to be good.

Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, consumer confidence, customer response to our seasonal merchandise mix, timing of new store openings, adverse weather conditions, shifts in the timing of certain holidays and shifts in the timing of promotional events.

Trademarks and Service Marks

Our wholly owned subsidiary, Christopher & Banks Company, is the owner of the federally registered trademarks and service marks “christopher & banks®,” which is our predominant private brand, and “cj banks®,” our private brand for women sizes 14W to 26W. Management believes these primary marks are important to our business and are recognized in the women’s retail apparel industry. Accordingly, we intend to maintain these marks and the related registrations. U.S. trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade. Management is not aware of any challenges to our right to use either of these marks.

Available Information

We make available, on or through our web site, located at www.christopherandbanks.com under the heading “Company - For Investors”, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

ITEM 1A. RISK FACTORS

Our business is subject to a variety of risks and thus an investment in our stock is also subject to risk. The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements that are contained in this Annual Report on Form 10-K, as well as certain of our other filings with the SEC. Any of the following risks and uncertainties could materially adversely affect our business, financial condition, results of operations, cash flow, the trading price of our stock and the outcome of matters to which forward-looking statements are made in this Report. The risk factors described below should not be construed as an exhaustive list of all the risks we face. There may be other risk factors not identified in this Report, that are either not presently known to us or that we currently believe to be immaterial, that could cause materially adverse effects.

All of our stores are located within the United States, making us highly susceptible to macroeconomic conditions and consumer confidence in the United States, and both of these factors may have a significant impact on consumer demand for our apparel and accessories.

Our performance is subject to worldwide economic conditions, but is particularly impacted by those in the United States, and how those conditions in turn influence consumer spending levels.  Apparel retailing is a cyclical industry that is highly dependent upon the overall level of consumer spending. Purchases of specialty apparel and related goods tend to be highly correlated with the cycles of the levels of disposable income for consumers and overall consumer confidence.

Consumer purchases of discretionary items generally decline during recessionary periods and other periods when disposable income is adversely affected. Any downturn in the U.S. economy may affect consumer purchases of our merchandise and have an adverse impact on our sales, results of operations and cash flows. Because apparel generally is a discretionary purchase, declines in consumer spending may have a more negative effect on apparel retailers than on other retailers. We may not be profitable if there is a decline in consumer spending.

In addition, economic conditions could negatively impact the Company's retail landlords and their ability to maintain their shopping centers in a first-class condition and otherwise perform their obligations, which in turn could negatively impact our sales, results of operations and cash flows.

The geographic concentration of our stores makes us particularly susceptible to economic conditions in a small number of states.

A significant portion of our total sales is derived from stores located in ten states:  Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Ohio, New York, Pennsylvania and Wisconsin. Therefore, we are particularly dependent on local economic conditions in these states. An economic downturn in any of these states that leads to decreased consumer spending could have a disproportionate negative impact on our sales, results of operations and cash flows.

The ability to attract customers to our stores that are located in regional malls and other shopping centers depends heavily on the success of the malls and the centers in which our stores are located, and any decrease in customer traffic to these malls and centers could cause our sales to be less than expected, which could adversely  affect our results of operations and cash flow.

The majority of our current stores are located in shopping malls and other retail centers. Sales at these stores are derived in considerable part from the volume of traffic generated in those malls or retail centers and surrounding areas. To take advantage of customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable locations where competition for suitable store locations is strong. Our stores benefit from the ability of nearby tenants to generate consumer traffic near our stores, and the continuing popularity of the regional malls and outlet, lifestyle and power centers where our stores are located. Customer traffic and, in turn, our sales volume may be adversely affected by a wide variety of factors. A reduction in customer traffic could result in lower sales and leave us with excess inventory. In such circumstances, we may have to respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which could adversely impact our merchandise margins and operating income.

Continuing to improve our store productivity will be largely dependent upon our success in converting stores to the missy, petite and women’s format (“MPW stores”) and the performance of our outlet stores, as well as in maintaining or increasing customer traffic in our stores and converting that traffic into sales.

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

Over the past several years, the Company has opened a number of outlet stores and either opened or converted existing stores into MPW stores. We expect that the continued conversion of stores to the MPW format and the opening of additional outlet stores will increase our store productivity by eliminating overlap in certain markets and allow management to focus its resources, such as store merchandise inventories and capital expenditures, on a more streamlined and more productive store base. If the improvements in store productivity are not at the level that we expect, our revenues, margins, liquidity and results of operations could be adversely affected.

We are subject to risks associated with leasing all of our store locations.

We currently lease all of our store locations. Our leases range from month-to-month to approximately ten years in length. A number of our leases have early termination provisions that apply if we do not achieve specified sales levels after an initial term and, in some cases, allow us to pay rent based on a percent of sales if we fail to achieve certain specified sales levels. The leases for approximately 33% of our store base expire between February  1, 2015 and January 30, 2016. We believe that, over the last few years, we have generally been able to negotiate favorable rental rates and extend leases due, in part, to the state of the economy and higher than usual vacancy rates. It is possible this trend may not continue and that we may not be able to renew our leases on as favorable terms, or in certain circumstances, at all. As a result, we may need to pay higher occupancy costs or close stores, which could adversely impact our financial performance, results of operations and ability to generate positive cash flow.

Our growth plan is dependent upon our ability to successfully implement our strategic and tactical initiatives.

The Company has implemented a growth plan that contemplates sales per store to grow at a low-single digit rate; improved selling, general and administrative expense leverage; and gross margin expansion intended to result in operating income as a percentage of net sales in the high single digits over the long term. Our ability to achieve our growth plan depends upon a variety of factors, including a number of factors that are beyond our control. If we are unable to successfully implement and execute the strategic and tactical initiatives underlying our growth plan, our results of operations could be adversely affected.

If we are unable to sustain an acceptable level of gross margins, it could have a material adverse impact on our business, profitability and liquidity.

The Company’s gross margins have improved over the past several fiscal years. However, our ability to maintain or improve these margins is subject to a variety of challenges. The apparel industry is subject to significant pricing pressure caused by many factors. These factors may cause us to reduce our sales prices to consumers, which could cause our gross margins to decline if we are unable to appropriately manage inventory levels and/or otherwise offset price reductions with comparable reductions in our operating costs or cost of goods. If our sales prices decline and we fail to sufficiently reduce our product costs or operating expenses, it will adversely impact our operating income. This could have a material adverse effect on our results of operations, liquidity and financial condition.

Our sales and results of operations could be adversely affected if we fail to retain our current leadership team and to attract, develop and retain qualified employees.

Our business requires disciplined execution at all levels of our organization in order to timely deliver and display fashionable, quality merchandise in appropriate quantities in our stores. This execution requires experienced and talented management. Our continued success will also depend to a significant extent on the continued services of our executive officers and senior personnel. There can be no assurance that we will be able to retain their services.

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

We operate in a highly competitive retail apparel industry. The size and resources of some of our competitors may allow them to compete more effectively than we can, which could reduce our revenues and gross margins.

The women's specialty retail apparel business is highly competitive. We believe we compete primarily with department stores, specialty stores, discount stores, mass merchandisers, business to consumer websites, off-price retailers and direct marketers that sell women's apparel. Because a number of our competitors are companies with greater financial, distribution, marketing and other resources available to them, and may offer a broader selection of merchandise than we do or maintain comparatively lower costs of operations, we may lack the resources to effectively compete with them. They may be able to adapt to changes in customer preferences more quickly, devote greater resources to the marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can. Given greater financial resources and larger staff, our competitors may be better able to prioritize and manage large or complex projects, as well as respond more quickly to economic, operational, regulatory or organizational changes. Further, we do not typically advertise using television or radio media and thus do not reach customers through methods some of our competitors may use. In addition to competing for sales, we compete for favorable store locations, lease terms and qualified associates. Increased competition in any of these areas may result in higher costs, which could reduce our revenue and gross margins.

Failure to successfully manage and execute our marketing initiatives could have a negative impact on our business.

Our future success and growth is dependent on both retaining existing customers and acquiring new customers in order to gain sales momentum in our stores and drive traffic to our website. Successful marketing efforts require the ability to reach customers through various methods of communication. A number of our marketing programs are planned well in advance of the date the related product is available for sale. Our inability to accurately predict our customers’ preferences, to utilize their desired mode of communication, or to ensure availability of advertised products could adversely affect our business and operating results.

Our ability to anticipate or react to changing consumer preferences in a timely and accurate manner and offer a compelling product at an attractive price impacts our sales, gross margins and results of operations.

Our success largely depends on our ability to consistently gauge and respond on a timely basis to fashion trends and provide a balanced assortment of merchandise that satisfies changing fashion tastes and customer demands for style, fit, quality and price. Forecasting consumer demand for our merchandise is challenging. In addition, our merchandise assortment differs from season to season and, at any given time, our assortment may not resonate with our customers in terms of style, fit, quality or price. Generally, we begin the design process for apparel six to nine months before the merchandise is available to customers, and we typically begin to make purchase commitments several months in advance of delivery to stores. These lead times can make it difficult for us to respond quickly to changes in the demand for our products or to adjust the cost of the product in response to customers' fashion or price preferences. Any missteps may affect merchandise desirability and gross margins, and result in excess inventory levels, which could impair our profitability.

If we miscalculate the market for our merchandise, our customers' tastes or purchasing habits or the demand for our products, we may have fewer sales at an acceptable mark-up over cost. As a result, we may be required to sell a significant amount of unsold inventory at below-average markups over cost, or below cost, which would have an adverse effect on our margins and results of operations. On the other hand, if we underestimate demand for our merchandise, we may experience inventory shortages, resulting in missed sales opportunities and lost revenues.

There are risks associated with our eCommerce business.

We sell merchandise over the internet through our web site, www.christopherandbanks.com, which represents a modest percentage of our overall net sales. Our eCommerce operations are subject to numerous risks, including:

•	unanticipated operating problems;
•	rapid technological change;
•	the successful implementation of, and costs to implement, new systems and upgrades;
•	reliance on a single third-party relating to the operation of the website, order fulfillment and customer service;
•	reliance on third-party computer hardware and software;
•	the need to invest in additional computer systems;
•	diversion of sales from our stores;
•	liability for on-line content;
•	lack of compliance with, or violations of, applicable state or federal laws and regulations, including those relating to privacy and the resulting impact on consumer purchases;
•	increased or unfavorable governmental regulation of eCommerce (which may include regulation of privacy, data protection, eCommerce payment services and other related topics);
•	credit card fraud;
•	system failures or security breaches and the costs to address and remedy such failures or breaches; and
•	untimely delivery of our merchandise to our customers by third parties.

If we do not successfully manage these operations, we may not realize the full benefits of our Omni-Channel business model, which could adversely affect our results of operations. There also can be no assurance that our eCommerce operations will meet our sales and profitability plans, and the failure to do so could negatively impact our revenues and earnings.

Costs of raw materials, commodities, transportation or labor may rise resulting in an increase in component and delivery costs, and overall product costs, all of which could erode margins and impact our profitability.

The raw materials and labor used to manufacture our products and our transportation and contract manufacturing labor costs are subject to availability constraints and price volatility. The results of our business operations could suffer due to significant increases or volatility in the prices of certain commodities, including but not limited to cotton, polyester and other items used in the production of fabric and accessories, as well as fuel, oil and natural gas. Price increases of these items or other inflationary pressures may result in significant cost increases for our raw materials, product components and finished products, as well as increases in the cost of distributing merchandise to our retail locations. Consequently, higher product costs as a result of one or more of these factors could have a negative effect on our gross profits, as we may not be able to pass such costs on to our customers.

Our reliance on foreign sources of production poses various risks.

For the last fiscal year, we directly imported approximately 39% of our merchandise, and much of the merchandise we purchase domestically is made overseas. Substantially all of our directly imported merchandise is manufactured in Asia.

Because a significant portion of our merchandise is produced overseas, we are subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as:

•	delays in the delivery of cargo;
•	imposition of, or increases in, duties, taxes or other charges on imports;
•

new legislation or regulations relating to increased tariffs, import quotas, embargoes, customs or other trade restrictions that may limit or prohibit merchandise that may be imported into the United States from countries or regions where we do business, or increase the cost or reduce the supply of the merchandise we purchase;

•	financial or political instability in any of the countries in which our merchandise is manufactured;
•

significant fluctuations in the value of the dollar against foreign currencies or restrictions on the transfer of funds, or additional trade restrictions imposed by the United States or foreign governments;

•	supply chain security initiatives undertaken by the United States or foreign governments that delay or impede the delivery of imports and normal flow of product;
•	delayed receipt or non-delivery of goods due to the failure of suppliers to comply with applicable import regulations;
•	delayed receipt or non-delivery of goods due to labor strikes or unexpected or significant port congestion at United States or foreign ports;
•	potential recalls or cancellations of orders for any merchandise that does not meet our quality standards;
•	inability to meet our production needs due to labor shortages;
•

natural disasters, extreme weather, political or military conflicts, terrorism, disease epidemics and public health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in affected areas; and

•

the United States may impose new initiatives that adversely affect the trading status of countries where our apparel is manufactured. These initiatives may include retaliatory duties or other trade sanctions that, if enacted, would increase the cost of products imported from countries where our suppliers manufacture merchandise.

Any of the foregoing factors, or a combination of them, could increase our costs or result in our inability to obtain sufficient quantities of merchandise, thereby negatively impacting sales, gross profit and operating income.

It is also possible that the inability of our suppliers to access credit may cause them to extend less favorable terms to us, which could adversely affect our cash flows, margins and financial condition. Additionally, delays by our vendors in supplying our inventory needs could cause us to incur more expensive transportation charges, which may adversely affect our margins.

Our reliance on a few suppliers means that our business could suffer if we needed to replace them.

We do not own or operate any manufacturing facilities. Instead we depend on independent third parties to manufacture our merchandise. For the most recently completed fiscal year, our ten largest suppliers accounted for approximately 70% of the merchandise we purchased, and we purchased 27.6% and 9.5% of our goods respectively from our two largest suppliers.

We generally maintain non-exclusive relationships with the suppliers that manufacture our merchandise, and we compete with other companies for production facilities. As a result, we have no contractual assurances of continued supply or pricing, and any supplier, including our key suppliers, could discontinue selling to us at any time. Moreover, a key supplier may not be able to supply our inventory needs due to capacity constraints, financial instability or other factors beyond our control, or we could decide to stop using a supplier due to quality or other performance or cost issues. If we determined to cease doing business with one or more of our key suppliers or if a key supplier were unable to supply desired merchandise in sufficient quantities on acceptable terms, we could experience delays in receipt of inventory until alternative supply arrangements were secured; such delays could result in lost sales and adversely effect our results of operations and cash flow.

If third parties with whom we do business do not adequately perform their functions, we might experience disruptions in our business, resulting in decreased profits, or losses, and damage to our reputation.

We depend upon independent third parties, both domestic and foreign, for the manufacture of all of the goods that we sell. The inability of a manufacturer to ship orders in a timely manner or to meet our standards could have a material adverse impact on our business.

We also use third parties in various aspects of our business to support our operations. We have a long-term contract with a third party to manage most of our eCommerce operations, including order management, order fulfillment and customer service. We rely on third parties to inspect the factories where our products are made for compliance with our vendor code of conduct. From time-to-time we may rely on a third party for assistance with the implementation and/or management of certain aspects of our information technology infrastructure. We also rely on third parties to transport merchandise and deliver it to our distribution center, as well as to ship merchandise to our stores and to our third-party eCommerce fulfillment center.

Failure by any of these third parties to perform these functions effectively and properly, or any disruption in our business relationships with any of these third parties, could negatively impact our operations, profitability and reputation.

Our business could suffer if one or more of our suppliers fails to comply with applicable laws or to follow acceptable labor practices, or is accused of such non-compliance.

We expect the manufacturers of the goods that we sell to operate in compliance with applicable laws and regulations and comply with our social compliance program. Although each of our purchase orders requires adherence to accepted labor practices, applicable laws and compliance with our vendor code of conduct, we do not supervise or control our suppliers or the manufacturers that produce the merchandise we sell. Our staff and the staff of third-party auditing services periodically visit to inspect the operations of a number of our independent manufacturers to, among other things, assess compliance with our vendor code of conduct. Nonetheless, we cannot ensure that these manufacturers will conduct their businesses using ethical or legal labor practices, and the violation of any labor or other laws, or the divergence from ethical labor practices, by any of our suppliers or their U.S. or non-U.S. factories could damage our reputation, interrupt or disrupt shipment of products, result in a decrease in customer traffic to our stores or website and adversely affect our sales and net income. Because manufacturers act in their own interests, they may act in a manner which results in negative public perceptions of us. Moreover, apparel companies can, in some cases, be held jointly liable for the wrongdoings of the manufacturers of their products. Therefore, in certain circumstances, we may be subject to liability or negative publicity which could adversely affect our brand and our business as a result of actions or a lack of actions taken by these manufacturers.

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

There are risks relating to the transportation of our merchandise to our distribution center, to our stores, and to our eCommerce customers.

We currently rely upon independent third-party transportation providers for substantially all of our merchandise shipments, including shipments to our distribution center, our stores, our eCommerce fulfillment center and our eCommerce customers. Our use of outside delivery services for shipments is subject to a variety of risks which may impact a shipper's ability to provide delivery services that adequately meet our shipping needs. If we change shipping companies, we could face logistical difficulties that could adversely impact deliveries and we would incur costs and expend resources in connection with such a change. Moreover, we may not be able to obtain terms as favorable as those received from the independent third-party transportation providers we currently use, which would increase our costs.

In addition, because the vast majority of our products are shipped by ocean from overseas, there are risks associated with a disruption in the operation of ports through which our products are imported. If a disruption occurs, we are likely to experience delays in the receipt of products, and we or our suppliers may have to find alternative shipping methods, possibly at greater expense, increased lead times and increased costs of our goods, which could have a material adverse effect on our results of operations and cash flows. As a large part of our merchandise is produced in Asia, it is largely shipped to us through the ports on the West Coast. The lengthy and contentious contract negotiations with respect to longshore labor agreements on the West Coast have resulted in port slowdowns and port congestion, which in turn has led to the delayed receipt of merchandise and adjustments in our marketing promotions as a result. These delays may result in lost sales and lower gross margins due to the lack of seasonality of the product at time of receipt, and thus adversely affect our results of operations, gross profit and cash flows.

We depend on a single facility to conduct our operations and distribute our merchandise. Our business could suffer a material adverse effect if this facility were shut down or its operations severely disrupted.

Our corporate headquarters and our only distribution facility are located in one facility in Plymouth, Minnesota. Our distribution facility supplies merchandise to our retail stores and our third party eCommerce provider. Any serious disruption to our distribution facility or a shut down for any reason, could delay shipments to stores and our eCommerce fulfillment center and result in inventory shortages which could negatively impact our sales and results of operations. In addition, much of our computer equipment and all of our senior management, including critical resources dedicated to merchandising, finance and administrative functions, are located at our corporate headquarters. In the event of a disaster or other calamity impacting our corporate facility, our management and staff would have to find and operate out of other suitable locations. We have little experience operating essential functions away from our main corporate offices and are uncertain what effect operating such satellite facilities might have on business, personnel and results of operations.

Although we maintain business interruption and property insurance, we cannot be assured that our insurance coverage will be sufficient or that any insurance proceeds will be timely paid to us if our distribution center or corporate offices were shut down for any unplanned reason.

If our long-lived assets become impaired, we may need to record significant non-cash impairment charges.

Periodically, we review our long-lived assets for impairment whenever economic events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Significant negative industry or general economic trends, disruptions to our business and unexpected significant changes or planned changes in our use of the assets (such as store relocations or closures) may result in impairment charges. Any such impairment charges, if significant, would adversely affect our financial position and results of operations.

Adverse and/or unseasonable weather conditions in the United States could have a disproportionate effect on our business, financial condition and results of operations.

Adverse weather conditions in the areas in which our stores are located could have an adverse effect on our business, financial condition and results of operation. For example, inclement weather conditions can make it difficult for our customers to travel to our stores and/or result in temporary store closures or reduced hours of operation. This will likely result in reduced traffic in our stores and a corresponding reduction in sales and gross margin dollars. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our merchandise offerings incompatible with those unseasonable conditions in the affected areas. Such unseasonable weather conditions could have an adverse effect on our business, financial condition and results of operations.

Natural disasters, acts of war or other catastrophes could adversely affect our financial performance.

The occurrence of one or more natural disasters, pandemic outbreaks, terrorist acts, disruptive global political events, or similar catastrophes could adversely affect our operations and financial performance. To the extent these events result in the closure of our distribution center, corporate headquarters, or a significant number of our stores, or impact one or more of our key third-party providers of services or goods, our operations and financial performance could be adversely affected. These events also could have indirect consequences, such as loss of property or other damage which may or may not be covered by insurance.

We are heavily dependent on our information technology systems and our ability to maintain and upgrade these systems from time-to-time and operate them in a secure manner. Any failure, interruption or compromise of these systems could have a material adverse effect on our business, results of operation and cash flows.

The efficient operation of our business is heavily dependent on our information technology systems (“IT systems”). In particular, we rely on point-of-sale terminals, which provide information to our host analysis systems used to track sales and inventory, and we rely on our eCommerce website through which we sell merchandise to our customers. The host systems help integrate our design, third-party manufacturing, distribution and financial functions, and we integrate with our reporting structure to provide daily financial and sales information. Although our data is backed up and securely stored off-site, our main data center is located at our headquarters in Plymouth, Minnesota. The data center and our operations are vulnerable to damage or interruption from:

•	fire, flood and other natural disasters;
•

generator loss, computer systems failures, technical malfunctions, inadequate systems capacity, Internet and telecommunications or data network failures, operator negligence, improper operation by or supervision of employees and similar events;

•	physical and electronic loss of data or security breaches, IT systems appropriation and similar events; and
•	computer viruses or software bugs.

Any disruption in the operation of our IT systems, the loss of key employees knowledgeable about such systems or our failure to continue to effectively enhance such systems could interrupt our operations or interfere with our ability to sell goods in-store, which could result in reduced sales and affect our operations and financial performance. In addition, any interruption in the operation of our Internet website could cause us to lose sales due to the temporary inability of customers to purchase merchandise through our website.

From time-to-time, we improve and upgrade our IT systems and the functionality of our Internet website in an effort to ensure they meet our evolving business and security needs and are adequate to handle business growth. The cost of any such system upgrades or enhancements can be significant.  We are currently in the process of implementing our Customer First initiative which involves an upgrade to, and greater integration among, our customer relationship management system, our order management system and our eCommerce and brick and mortar stores. If we are unable to maintain and upgrade our operating systems or Internet website, or effectively integrate new and updated systems, software or changes to our operating systems or our Internet website in an efficient, timely and secure manner, our business, financial condition and results of operations could be materially and adversely affected. While we believe that we are diligent in selecting vendors, systems and third party providers to assist us in maintaining the integrity of our information technology systems, we realize that there are risks and that no guarantee can be made that future disruptions, service outages and failures or unauthorized intrusions will not occur.

We are subject to cyber security risks and may incur additional expenses in order to mitigate such risks or in response to unauthorized access to our data. In addition, an incident in which we fail to protect our customers' information against a security breach could result in costly government enforcement actions and monetary damages against us from private litigation and could otherwise damage our reputation, harm our business and adversely impact our results of operations.

The Company and our third-party service providers that manage portions of the Company’s data are subject to cyber security risk. The nature of our business involves the receipt and transmission, and in some cases storage, of customers’ personal information, shopping preferences and credit and debit card information, in addition to employee information and the Company’s financial and strategic data. The protection of our customers’ data, as well as internal Company data is vitally important to the Company. The Company and its third-party service providers employ systems and/or websites that are intended to provide secure storage and/or transmission of proprietary or confidential information by us and these third-party service providers. While the Company has implemented measures to prevent and detect security breaches and cyber incidents, any failure of these measures and any failure of third parties that assist the Company in managing its data could adversely affect the Company's business, financial condition and results of operations.

Although the Company expects our third-party service providers to implement and use reasonable security measures to protect the proprietary and confidential information once it is received, we cannot control these service providers and cannot guarantee that a security breach will not occur in the future either at their location or within their systems. Because the techniques used to obtain unauthorized access to data, disable or degrade storage service, or sabotage systems change frequently and may be difficult to detect, we and the service providers may be unable to anticipate these techniques or implement adequate preventive measures. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties acting on our behalf, through fraud, trickery or other forms of deceiving our employees or those of our third-party providers. Despite our preventative efforts and those of our third-party service providers, we may be vulnerable to targeted or random security breaches, privacy attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events which could expose us and our third-party service providers to a risk of loss or misuse of proprietary and confidential information, litigation and potential liability. Cyber security attacks may be targeted at us, our third-party service providers, or our customers. Actual or anticipated attacks may cause us to incur significant additional expense, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Any cyber security or security breaches, including any breaches that result in theft, transfer or unauthorized disclosure of customer, employee or company information, or our lack of compliance with information security and privacy laws and regulations, may result in a violation of applicable privacy and other laws, significant legal and financial exposure, including claims for unauthorized purchases with stolen credit card information, impersonation or other similar fraud claims, and considerable other additional expenses.  Some or all of these costs may not be adequately covered by our insurance, and could result in a loss of confidence in our security measures, any or all of which could have an adverse effect on our brand, business and reputation.

Consumer awareness and sensitivity to privacy breaches and cyber security threats is very prevalent. Any misappropriation of confidential or personally identifiable information gathered, stored or used by us or our service providers, be it intentional or accidental, could have a material impact on the operation of our business, including severely damaging our reputation and our relationships with our customers, employees and investors. Should customers lose confidence in our ability to protect their information, they may discontinue shopping in our stores or on our website.

State and federal laws on privacy continue to evolve and further limits on how we collect or use customer information could adversely affect our business.

We collect and store customer information primarily for marketing purposes.  Some of this information is subject to federal and state privacy laws. These laws and the judicial interpretation of such laws are evolving on a frequent basis. If we fail to comply with these laws, we may be subject to fines or penalties, which could impact our business, financial condition and results of operations. In addition, any compromise of customer information could subject us to customer, third-party or government litigation and harm our reputation, which could adversely affect our business and financial condition. Any limitations imposed on the use of such customer information, whether imposed by federal or state governments or business partners, could have an adverse effect on our future marketing activities. Governmental focus on data security and/or privacy may lead to additional legislative action, and the increased emphasis on information security may lead customers to request that we take additional measures to enhance security. As a result, we may have to modify our business with the goal of further improving data security, which would result in increased expenses and operating complexity.

A failure to comply with the Payment Card Industry Data Security Standards could adversely affect our business, financial condition and results of operations.

We are highly dependent on the use of credit and debit cards to complete sale transactions in our stores and through our website, and because of such use are subject to the Payment Card Industry Data Security Standards (“PCI Standards”). If we fail to comply with the PCI Standards, we may become subject to fines or limitations on our ability to accept credit or debit cards, which could adversely affect our sales and operating income. Also, any changes we may be required to make to our private label credit card program in the future could adversely affect the promotional financing arrangements available to our credit card customers and therefore our operating results.

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

Our ability to continue to be profitable and to generate positive cash flows is dependent upon many factors, including favorable economic conditions and consumer confidence and our continued successful ability to execute our financial plan and strategic and tactical initiatives. There can be no assurance that our cash flows from operations will be sufficient at all times to support our Company without additional financing or credit availability. An inability to generate sufficient cash flow could have important consequences. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	limit our ability to borrow money;
•	make it more difficult for us to open new stores or improve or expand existing stores; and
•	require us to incur significant additional indebtedness.

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

While we have availability under our Credit Facility to bolster our liquidity, we may need additional capital to fund our operations, particularly if our operating results and cash flows from operating activities were to decrease or if the Credit Facility were unavailable. The sale of additional equity securities or convertible debt securities in order to improve our liquidity could result in additional dilution to our stockholders. If we borrow under our Credit Facility or incur other debt, our expenses will increase and we could be subject to additional restrictions that may limit our operating flexibility. Newly issued securities may have rights, preferences and privileges that are senior or otherwise superior to those of our common stock. There is no assurance that equity or debt financing will be available in amounts or on terms acceptable to us. Without sufficient liquidity, we will be more vulnerable to any future downturns in our business or the general economy. Future increases in interest rates or other tightening of the credit markets, or future turmoil in the financial markets, could make it more difficult for us to access funds, to refinance our indebtedness (if necessary), to enter into agreements for new indebtedness, or to obtain funding through the issuance of our securities.

New regulations related to conflict minerals could adversely impact our business.

The SEC has promulgated final rules pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, included in components of products either manufactured by public companies or for which public companies have contracted to manufacture. These rules require due diligence to determine whether such minerals originated from the Democratic Republic of Congo (the “DRC”) or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. The first conflict minerals report required by the rules was filed as required by June 2, 2014 and is due annually thereafter. While we do not manufacture products, we may be deemed to contract to manufacture products. There will be costs associated with complying with these disclosure requirements, including costs to determine the origin of conflict minerals used in any products we are deemed to contract to manufacture. In addition, by Executive Order in July 2014, the President expanded the sanctions criteria against United States companies to include the direct or indirect support of entities that engage in the illicit trade of the natural resources of the DRC. Complying with these rules and sanctions could adversely affect the sourcing, supply and pricing of materials used in our products. Also, we may face reputational challenges and potential fines or penalties if we fail to comply with these rules and sanctions.

Our ability to maintain the value of our brands and our trademarks impacts our business and financial performance.

The Christopher & Banks and C.J. Banks brand names are integral to our business. Maintaining, promoting, positioning and growing our brands will depend largely on the success of our design, merchandising and marketing efforts and on our ability to provide a consistent and positive customer experience. Also, our success depends on our ability to retain existing customers and attract new customers to shop our brand. Our business could be adversely affected if we fail to achieve these objectives for our brands. In addition, our public image and reputation could be tarnished by negative publicity. Any of these events could negatively impact sales.

We also believe that our “christopher & banks”, “cj banks” and related trademarks are important to our success and we register a number of our trademarks in the United States in an effort to protect them. Even though we take actions to establish, register and protect our trademarks and other proprietary rights, we cannot be sure that we will be successful or that others will not imitate or infringe upon our intellectual property rights. In addition, we cannot assure that others will not seek to block the sale of our products as infringements of their trademark and proprietary rights. If we cannot adequately protect our existing and future trademarks or prevent infringement of them, our business and financial performance could suffer. In addition, others may assert rights in, or ownership of, trademarks and other intellectual property rights or in marks that are similar to ours, and we may not be able to successfully resolve these types of conflicts to our satisfaction. Our inability to protect our trademarks could adversely affect our business.

We may be subject to adverse outcomes in current or future litigation matters or regulatory proceedings which could result in the unexpected expenditure of time and resources.

From time-to-time, we may be involved in litigation, regulatory actions and other claims against our business. There are also other types of claims that could be asserted against us based on litigation that has been asserted against others, particularly in the retail industry. These matters typically arise in the ordinary course of business but, in some cases, could also raise complex factual and legal issues requiring significant management time and, if determined adversely to the Company, could subject the Company to material liabilities.

In recent years, there has been increasing activity by companies which have acquired intellectual property rights, but do not practice those rights (sometimes referred to as “patent trolls”), to engage in very broad licensing programs aimed at a large number of companies in a wide variety of businesses, or at retail companies specifically. These efforts typically involve proposing licenses in exchange for a payment of money and may also include the threat or actual initiation of litigation for that purpose. Any such litigation can be costly to defend, even if unsubstantiated or invalid. We may also receive communications, from time-to-time, from patent trolls relating to their intellectual property and, in some cases, to proposed licenses. It is not possible to predict the impact, if any, of such claims on our business and operations.

An unfavorable outcome in any future litigation or regulatory proceedings could have a material adverse impact on our business, financial condition and results of operations. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings can be expensive and require that we devote substantial resources and executive time to defend, thereby diverting management’s attention and resources that are needed to successfully run our business.

Changes in accounting rules and regulations, or failures in our internal controls may cause us to inaccurately report our financial results or to fail to prevent fraud which could adversely affect our results of operations.

Changes to and varying interpretations of existing accounting rules and regulations may occur in the future, as well as new accounting rules or regulations. Such changes could adversely affect our results of operations and financial position.

In addition, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we maintain a documented system of internal controls which is reviewed and monitored by management, who meet regularly with our Audit Committee of the Board of Directors. We devote significant resources to document, test, monitor and improve our internal controls and will continue to do so; however, we cannot be certain that these measures will ensure that our controls are adequate in the future or that adequate controls will be effective in preventing fraud.  As of January 31, 2015, the Company concluded that a material weakness existed in its internal control over financial reporting as described in Item 9A – Controls and Procedures.  Due to the material weakness, management performed additional analysis and procedures to ensure that our consolidated financial statements included in this Annual Report were presented fairly in conformity with generally accepted accounting principles and fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.  Any failures in the effectiveness of our internal controls or to comply with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our financial condition or operating results or cause us to fail to meet reporting obligations.

Provisions in our charter documents and Delaware law may inhibit a takeover. We are entitled to certain other protective provisions under Delaware law.

We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third-party to acquire control of the Company, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and by-laws contain provisions that may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable by, among other things:

•	prohibiting cumulative voting in the election of directors;
•	authorizing the Board to designate and issue “blank check” preferred stock;
•	limiting persons who can call special meetings of the Board of Directors or stockholders;
•	prohibiting stockholder action by written consent; and
•	establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted on by stockholders at a stockholders’ meeting.

We may be subject to increased labor costs.

Our retail store operations are subject to federal and state laws governing such matters as minimum wages, working conditions and overtime pay. If federal and state minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage. Similarly, if federal overtime regulations change, more of our employees may be entitled to overtime pay, which could also increase our labor costs.  Wage actions by other retailers may require us to increase wage rates in order to attract and retain talented employees.  Labor shortages and increased employee turnover could also increase our labor costs. This in turn could lead us to increase prices which could impact our sales. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline.

Continued changes in the health care regulatory environment could cause us to incur additional expense, and our failure to comply with related legal requirements could have a material adverse effect on our business.

In 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States. This legislation expands health care coverage to many uninsured individuals and expands coverage of those already insured. The changes required by this legislation could cause us to incur additional health care and other costs, but we do not expect any material short-term impact on our financial results as a result of the legislation. However, the costs and other effects of any new legal requirements cannot be determined with certainty.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no matters which are required to be reported under Item 1B.

ITEM 2. PROPERTIES

Store Locations

Our stores are located primarily in shopping malls and retail centers in smaller to mid-sized cities and suburban areas. Approximately 76% of our stores are located in enclosed malls that typically have numerous specialty stores and two or more general merchandise chains or department stores as anchor tenants. The remainder of our Christopher & Banks, C.J. Banks and MPW stores are located in power, strip and lifestyle shopping centers. We opened our first outlet stores in fiscal 2011 and operated stores in 44 outlet centers as of January 31, 2015.

At January 31, 2015 Christopher & Banks, C.J. Banks, MPW and outlet stores averaged approximately 3,300, 3,600, 4,000 and 4,100 square feet, respectively. Approximately 83% of the total aggregate store square footage is allocated to selling space.

At January 31, 2015, we operated 518 stores in 43 states as follows:

	Christopher &
State	Banks	C.J. Banks	MPW	Outlet	Total Stores
Alabama	1	—	—	—	1
Alaska	—	—	—	—	—
Arizona	4	—	2	—	6
Arkansas	—	—	2	—	2
California	4	—	3	—	7
Colorado	9	3	4	1	17
Connecticut	—	—	3	—	3
Delaware	—	—	2	—	2
Florida	3	—	2	1	6
Georgia	—	—	1	—	1
Hawaii	—	—	—	—	—
Idaho	4	1	2	—	7
Illinois	8	5	14	2	29
Indiana	7	6	7	2	22
Iowa	4	3	16	1	24
Kansas	8	5	3	1	17
Kentucky	6	3	3	1	13
Louisiana	—	—	—	—	—
Maine	1	1	2	—	4
Maryland	4	1	1	—	6
Massachusetts	1	—	1	—	2
Michigan	9	4	16	3	32
Minnesota	15	5	11	4	35
Mississippi	—	—	—	—	—
Missouri	6	5	7	3	21
Montana	1	—	5	—	6
Nebraska	9	5	1	—	15
Nevada	—	—	—	—	—
New Hampshire	—	—	3	—	3
New Jersey	—	—	—	—	—
New Mexico	2	1	—	—	3
New York	7	5	11	3	26
North Carolina	—	—	5	1	6
North Dakota	2	2	4	—	8
Ohio	13	8	13	2	36
Oklahoma	3	—	2	1	6
Oregon	2	1	3	3	9
Pennsylvania	11	3	15	4	33
Rhode Island	—	—	—	—	—
South Carolina	—	—	2	1	3
South Dakota	3	1	4	—	8
Tennessee	1	1	8	2	12
Texas	1	—	9	—	10
Utah	4	3	3	—	10
Vermont	2	—	—	1	3
Virginia	4	2	5	—	11
Washington	2	1	10	3	16
West Virginia	3	2	4	—	9
Wisconsin	8	7	6	4	25
Wyoming	1	1	1	—	3
TOTAL	173	85	216	44	518

Store Leases

All of our store locations are leased. Lease terms typically include a rental period of 10 years and may contain a renewal option. Leases generally require payments of fixed minimum rent and/or contingent percentage rent, calculated based on a percent of sales in excess of a specified threshold, as well as other typical charges such as common area maintenance, media/marketing funds, real estate taxes and insurance.  Most of our leases allow the Company to exercise a sales volume kick-out prior to the end of the lease if certain sales thresholds are not achieved.

The following table, which covers all of the stores operated by us at January 31, 2015, indicates the number of leases expiring during the periods indicated and the number of such leases with renewal options. The number of stores with leases expiring in less than 12 months includes those stores which currently are operating on month-to-month terms.

Period	Number of Leases Expiring	Number with Renewal Options
< 12 months	169	—
12-24 months	115	3
25-36 months	58	—
37-48 months	33	1
49-60 months	45	—
> 60 months	98	13
Total	518	17

For leases that expire in a given period, we plan to evaluate the projected future performance of each store location prior to lease expiration to determine if we will seek to negotiate a new lease for that particular location.

Corporate Office and Distribution Center Facility

In fiscal 2002, we purchased our 210,000 square foot corporate office and distribution center facility, located in Plymouth, Minnesota. We utilize the entire facility for our corporate office and distribution center requirements and receive and distribute all of our merchandise for all of our stores through this facility. Management believes our corporate office and distribution center facility space is sufficient to meet our requirements for the next fiscal year.

eCommerce Website

In keeping with our MPW strategy, during 2014 we combined our previously separate eCommerce web sites for our Christopher & Banks and C.J. Banks brands at www.christopherandbanks.com.  Website hosting, order taking, customer service and order fulfillment related to our eCommerce operations are outsourced to a third-party provider.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers as of February 28, 2015:

Name	Age	Positions and Offices
LuAnn Via	61	President and Chief Executive Officer
Peter G. Michielutti	58	Executive Vice President, Chief Operating Officer and Chief Financial Officer
Monica L. Dahl	48	Senior Vice President, Marketing, Omni-Channel and Public Relations
Lynn C. Derry	59	Senior Vice President, General Merchandise Manager
Luke R. Komarek	61	Senior Vice President, General Counsel and Corporate Secretary
Michelle L. Rice	40	Senior Vice President, Store Operations
Cindy J. Stemper	57	Senior Vice President, Human Resources
Belinda D. Meier	45	Vice President, Controller

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

Peter G. Michielutti has served as Executive Vice President, Chief Operating Officer and Chief Financial Officer since July 2014.  From April 2012, when he joined the Company, until August 2014, he was Senior Vice President, Chief Financial Officer.  Mr. Michielutti has more than 20 years of financial leadership experience with an extensive retail background.  Prior to joining the Company, Mr. Michielutti was Senior Vice President and Chief Financial Officer at CSM Corporation, a commercial real estate company, from September 2009 through April 2012. He held the Chief Financial Officer position at Whitehall Jewelers from 2007 to 2009. In June 2008, Whitehall Jewelers filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. He was also the Chief Financial Officer and Chief Operating Officer at Wilsons Leather from 2001 to 2006 and the Chief Financial Officer and Chief Operating Officer at Fingerhut from 1995 to 1998, in addition to serving as a retail consultant at Prentice Capital from 2006 to 2007.

Monica L. Dahl has served as Senior Vice President, Marketing, Omni-Channel and Public Relations since November 2014.  She was elected the Company’s Senior Vice President, Marketing effective April 1, 2013. From November 2011 to April 2013, she served as Senior Vice President, Multi-Channel Marketing, Investor Relations and Business Strategy. From July 2010 through November 2011, Ms. Dahl served as Senior Vice President, eCommerce, Planning & Allocation, and Strategy. From August 2008 to July 2010, Ms. Dahl served as Senior Vice President, Planning & Allocation and eCommerce.  From December 2005 to July 2008, she was Executive Vice President and Chief Operating Officer. Ms. Dahl served as Vice President of Business Development from November 2004 to December 2005. Upon joining the Company in May 2004, Ms. Dahl was Director of Business Development. From January 1993 to April 2004, Ms. Dahl held various positions with Wilsons Leather, including Director of Sourcing; Divisional Merchandise Manager - Women's Apparel; Director of Merchandise Planning; and several positions in the Finance Department. Ms. Dahl was with Arthur Andersen LLP from December 1987 to December 1992.

Lynn C. Derry has served as Senior Vice President, General Merchandise Manager since July 2014. From 2013 to July 2014, she served as Senior Vice President, General Merchandise Manager at National Stores, Inc., a chain of retail clothing stores. From 2011 to 2013, she served as Senior Vice President, General Merchandise Manager at Sears Canada.

She was Vice President, Divisional Merchandise Manager at Dollar General, Inc. from 2009 to 2011, and served as Senior Vice President, General Merchandise Manager at Charming Shoppes, Inc. from 2006 to 2009.  Prior to that, Ms. Derry held various merchandising positions at Bon-Ton Stores, Inc. from 1994 to 2006, most recently as Senior Vice President, General Merchandise Manager, Center Core and Kids, and from 1973 to 1994 at Adam, Meldrum and Anderson Co., Inc., most recently as Vice President, General Merchandise Manager.

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

Cindy J. Stemper was elected the Company's Senior Vice President, Human Resources effective April 1, 2013. From October 2010 to April 2013, she served as the Company’s Vice President, Human Resources. Prior to joining the Company, Ms. Stemper worked at MoneyGram International for approximately 25 years in a variety of Human Resources roles, most recently as Executive Vice President, Human Resources and Corporate Services from 2005 to 2009.

Belinda D. Meier has served as Vice President, Controller since November 2013. From November 2012 until November 2013, she was Vice President, Internal Audit at Nash Finch Company and was its Director of Internal Audit from March 2011 until November 2012. Prior to that, she was at Prime Therapeutics LLC, serving as Chief Internal Auditor from August 2009 until March 2011 and as Senior Director of Finance from December 2007 to August 2009. From May 2007 to December 2007, she was an Account Executive with Robert Half Management Resources. She was at Best Buy Co., Inc. from July 2001 until May 2007, serving in a variety of financial positions, most recently as Finance Director - Performance Management. Prior to Best Buy, Ms. Meier held a variety of financial or accounting positions with Target, having begun her career with Arthur Andersen & Co., where she worked from 1992 to 1994.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol “CBK”. The quarterly high and low closing stock sales price information for our common stock for fiscal 2014 and fiscal 2013 is included in the table below.

	Market Price
Quarter Ended	High	Low
January 31, 2015	$7.42	$4.29
November 1, 2014	$11.22	$6.05
August 2, 2014	$10.03	$5.96
May 3, 2014	$7.08	$5.83
February 1, 2014	$9.25	$5.88
November 2, 2013	$7.56	$5.40
August 3, 2013	$7.83	$5.83
May 4, 2013	$7.00	$5.71

As of February 27, 2015,  there were 138 holders of record of our common stock. The last reported sales price on the NYSE of our common stock on February 27, 2015 was $5.00.

The following table sets forth information concerning purchases of our common stock for the quarter ended January 31, 2015.

			Total Number of Shares	Maximum Number of
	Total Number of		Purchased as Part of	Shares that May Yet
	Shares	Average Price	Publicly Announced	Be Purchased Under
Period	Purchased (1)	Paid per Share	Plans or Programs	the Plans or Programs
11/02/2014 - 11/29/2014	1,051	$7.26	—	—
11/30/2014 - 01/03/2015	—	—	—	—
01/04/2015 - 01/31/2015	—	—	—	—
Total	1,051		—	—

(1)

The shares of common stock in this column represent shares that were surrendered to us by stock plan participants in order to satisfy minimum withholding tax obligations related to vesting of restricted stock awards.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock (“CBK”) from February 27, 2010 to January 31, 2015 to the cumulative total stockholder return of the S&P 500 Index and the S&P Apparel Retail Index. The comparisons assume $100 was invested on February 27, 2010 in our common stock, the S&P 500 Index and the S&P Apparel Retail Index and also assumes that any dividends are reinvested.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited consolidated financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K and the consolidated financial statements and related notes appearing in Item 8 of this Annual Report on Form 10-K.  On January 6, 2012, our Board of Directors (the “Board”) amended and restated our By-Laws to provide that our fiscal year ends at the close of business on that Saturday in January or February which falls closest to the last day of January.  Prior to this change, our fiscal year ended at the close of business on that Saturday in February or March which fell closest to the last day of February.  In order to transition to the new fiscal calendar, our 2011 fiscal year was shortened from twelve months to eleven months.  As reported below, fiscal 2012 ended February 2, 2013, consisted of fifty-three weeks and fiscal 2011 ended January 28, 2012, consisted of forty-eight weeks. All other years presented consisted of fifty-two weeks.

	Fiscal Year or Transition Period Ended
	(in thousands, except per share amounts)
	January 31,	February 1,	February 2,	January 28,	February 26,
	2015	2014	2013	2012	2011
Income Statement Data:
Net sales	$418,584	$435,754	$430,302	$412,796	$448,130
Merchandise, buying and occupancy costs	270,790	284,723	303,680	311,925	292,713
Selling, general and administrative expenses	126,377	128,847	129,153	131,259	142,461
Depreciation and amortization	11,786	13,168	18,595	20,202	24,736
Impairment and restructuring expense (credit)	216	140	(5,161)	21,183	2,779
Operating income (loss)	9,415	8,876	(15,965)	(71,773)	(14,559)
Other income (expense)	(191)	(191)	(14)	324	450
Income (loss) before income taxes	9,224	8,685	(15,979)	(71,449)	(14,109)
Income tax provision (benefit)	(37,902)	(5)	97	(387)	8,058
Net income (loss)	$47,126	$8,690	$(16,076)	$(71,062)	$(22,167)

Basic income (loss) per share:
Net income (loss)	$1.28	$0.24	$(0.45)	$(2.00)	$(0.63)
Basic shares outstanding	36,819	36,246	35,694	35,554	35,392

Diluted income (loss) per share:
Net income (loss)	$1.24	$0.23	$(0.45)	$(2.00)	$(0.63)
Diluted shares outstanding	37,753	37,144	35,694	35,554	35,392

Dividends per share	$—	$—	$—	$0.18	$0.24

	As of
	(in thousands, except selected operating data)
	January 31,	February 1,	February 2,	January 28,	February 26,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$50,538	$54,056	$40,739	$48,442	$76,772
Merchandise inventory	45,318	44,877	42,704	39,455	39,211
Long-term investments	4,752	3,143	—	13,284	28,824
Total assets	196,037	148,978	135,932	166,016	234,163
Total liabilities	60,148	62,041	60,466	76,654	69,934
Stockholders’ equity	135,889	86,937	75,466	89,362	164,229
Working capital	65,595	55,811	44,088	45,160	83,415
Selected Operating Data:
Same-store sales increase (decrease) during period (1)	(2.9)%	8.1%	5.7%	(5.2)%	(0.9)%
Stores at end of period	518	560	608	686	775
Net sales per gross square foot during period (2)	$190	$188	$173	$147	$154

(1)

Same store sales data is calculated based on the change in net sales, as compared to the comparable prior period, for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall.  Regardless of location, stores converted to the MPW format are excluded from the same store sales calculation for 13 full months. (See the discussion in Item 1 of this Annual Report on

Form 10-K under "Growth/MPW" for further information.) Stores closed during the year are included in the same store sales calculation only for the full months of the year during which the stores were open. In addition, sales which are initiated in stores but fulfilled through our eCommerce websites are included in the calculation of same store sales.

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

Executive Overview

Christopher & Banks Corporation, a Delaware corporation, is a Minneapolis, Minnesota-based retailer of women’s apparel and accessories, which operates retail stores through its wholly owned subsidiaries.  Our fiscal year ends at the close of business on that Saturday which falls closest to the last day of January. This Annual Report on Form 10-K ("Annual Report") covers the following fiscal periods: the fifty-two weeks ended January 31, 2015 ("fiscal 2014"), the fifty-two weeks ended February 1, 2014 ("fiscal 2013"), and the fifty-three weeks ended February 2, 2013 (“fiscal 2012”).

As of January 31, 2015, we operated 518 stores in 43 states, including 173 Christopher & Banks stores, 85 C.J. Banks stores, 216 Missy, Petite, Women ("MPW") concept stores and 44 outlet stores. Our Christopher & Banks brand offers unique fashions and accessories featuring exclusively designed, coordinated assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P. Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W. Our MPW concept and outlet stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the missy, petite and women sized customer in one location. We also operate an eCommerce web site for our two brands at www.christopherandbanks.com which, in addition to offering the apparel and accessories found in our stores, also offers exclusive sizes and styles available only online.

We believe we have a unique opportunity to address the needs of our customer by embracing her demographic and focusing on the small and mid-size markets. Our overall strategy for our two brands, Christopher & Banks and C.J. Banks, is to offer a compelling, versatile, reasonably priced assortment of unique and classic apparel through our stores and eCommerce web site in order to satisfy the expectations of women of all sizes for style, quality, value and fit, while providing exceptional, personalized customer service.

During fiscal 2014 we made significant progress toward achieving our long-term strategic and operational objectives:

•

As of January 31, 2015, we have transitioned approximately 42% of our store base to MPWs, which allows us to capitalize on the opportunities in the special size business by offering a full range of sizes, missy, petites, and women’s, all in one store;

•

We made meaningful headway in expanding our “owned” businesses, introducing new relevant categories to our customer, as well as creating destination shops and enhancing our visual displays that will help her to seamlessly navigate our stores;

•	We took initial steps to elevate our brand image to better align with our merchandise offering and shopping experience through improved product messaging;
•

We have intensified our Omni-Channel efforts, which we refer to as “Customer First”, by investing in our strategy to provide an enhanced, seamless, consistent experience across all customer touch points; and

•	We continued to emphasize operational excellence, making strategic process improvements in our distribution center, supply chain, and in planning and allocation.

We were able to successfully execute on these initiatives, resulting in 52 of our stores reaching or exceeding sales of $1 million in fiscal 2014.  This compares to 31 stores in fiscal 2013 and 21 stores in fiscal 2012 achieving $1 million or more in sales.

Key Performance Indicators

Our management evaluates the following items, which are considered key performance indicators, in assessing our performance:

Same-store sales

Management considers same-store sales  (“SSS”) to be an indicator of our performance. Same-store sales results are important in leveraging costs, including store payroll, store occupancy, depreciation and other general and administrative expenses. Year-over-year increases in same-store sales contribute to greater leveraging of costs, while declining same-store sales contribute to deleveraging of costs. Same-store sales results also have a direct impact on our total net sales, cash, cash equivalents, investments and working capital.

Historically, our same store sales data has been calculated based on the change in net sales for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall. Stores that are converted to the MPW format, regardless of whether they are relocated, are excluded from the same-store sales calculation for 13 full months following the conversion to MPW.  Stores where square footage has been changed by more than 25 percent are excluded from the same-store sales calculation for 13 full months following the change. Stores closed during the fiscal year are included in the same-store sales calculation only for the full months of the fiscal year the stores were open.  In addition, sales which are initiated in stores but fulfilled through our eCommerce website are included in the calculation of same-store sales.

As we continue to implement our strategy of converting many of our existing stores to MPW stores, those converted stores are dropping out of our comparable store base for 13 months. As shown in the table below, at the end of fiscal 2014 only 64% of our total store count was included in the same-store sales calculation; this compares to 94% at the end of fiscal 2013. Same store sales decreased 2.9% for fiscal 2014 as compared to the prior year.

Type of Store	Total # of Stores	# of stores in SSS	Percentage included in SSS
Christopher & Banks	173	173	100%
CJ Banks	85	85	100
MPW	216	44	20
Outlet	44	31	70
Total	518	333	64%

As a result, we are also monitoring changes in net sales per store, net sales per square foot, gross margin per store, and gross margin per square foot for the entire store base.  During the fiscal year, net sales per store increased 3.5%, net sales per square foot increased by 0.8%, gross margin per store increased 7.4%, and gross margin per square foot increased 4.6% as compared to the prior fiscal year.

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

Operating income

Our management views operating income as a key indicator of our success. The key drivers of operating income are net sales per store, eCommerce sales, merchandise, buying and occupancy costs and our ability to control our other operating costs.

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

Based on our current plans for fiscal 2015, we believe cash flows from operating activities and working capital will be sufficient to meet our operating and capital expenditures requirements for the fiscal year. We do not anticipate the need to utilize our Credit Facility for any liquidity needs in fiscal 2015, other than to maintain and open letters of credit in the normal course of business. Our operating plan for fiscal 2015 anticipates improvements to net sales per store and merchandise margins when compared to fiscal 2014. The plan is dependent on our ability to consistently deliver merchandise that is appealing to our customers at a profitable price and to manage our costs effectively in order to satisfy our working capital and other operating cash requirements. Our operating plan is based on a number of assumptions which involve significant judgment and estimates of future performance. If our net sales, gross margins and operating results fall short of our expectations, we may be required to access some, if not all, of our Credit Facility, and potentially require other sources of financing to fund our operations.

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

Results of Operations

The following tables set forth consolidated income statement data for fiscal 2014, fiscal 2013 and fiscal 2012 and should be read in conjunction with “Selected Financial Data” in Item 6 of this Annual Report on Form 10-K.

Fiscal 2014 Compared to Fiscal 2013

The results below are for the fifty-two week period ended January 31, 2015 (fiscal 2014) compared to the fifty-two week period ended February 1, 2014 (fiscal 2013).

	Fiscal 2014		Fiscal 2013		Change
		%		%
(dollars in thousands)	$	of Sales	$	of Sales	$	%
Net sales	$418,584	100.0%	$435,754	100.0%	$(17,170)	(3.9)%
Merchandise, buying and occupancy	270,790	64.7	284,723	65.3	(13,933)	(4.9)
Selling, general and administrative	126,377	30.2	128,847	29.6	(2,470)	(1.9)
Depreciation and amortization	11,786	2.8	13,168	3.0	(1,382)	(10.5)
Impairment of store assets	216	0.1	140	0.0	76	54.3
Total costs and expenses	409,169	97.8	426,878	98.0	(17,709)	(4.1)
Operating income	9,415	2.2	8,876	2.0	539	6.1
Other expense	(191)	—	(191)	—	—	—
Income before income taxes	9,224	2.2	8,685	2.0	539	6.2
Income tax benefit	(37,902)	(9.1)	(5)	—	(37,897)	*
Net income	$47,126	11.3%	$8,690	2.0%	$38,436	442.3%

*calculated result is not meaningful

Net Sales.  Net sales for fiscal 2014 were $418.6 million, a decrease of $17.2 million or 3.9%, from net sales of $435.8 million for fiscal 2013.  In addition to operating an average of 8.3% fewer stores, the decrease in net sales was driven by a same store sales decrease of 2.9%.  New stores and converted MPWs are excluded from the SSS calculation for the first thirteen months of operation.  As a result, nearly 36% of our store base is currently excluded from this calculation.  To gain a better sense of our sales performance, we also monitor sales per store and sales per square foot for our entire store base.  Overall, sales per store increased 3.5%, and sales per square foot increased 0.8%.

Continued positive acceptance of our revamped merchandise assortment by our customers was evidenced by a 61 basis point, or 1.8%, increase in customer conversion. In addition, higher units per transaction and increased average selling price resulted in a 5.1% increase in average dollar sale. These increases were offset by a decline in customer traffic levels in malls in general, as well as a decline specific to Christopher & Banks.

eCommerce sales during fiscal 2014 were $47.8 million, an increase of 5.6% from $45.3 million for fiscal 2013. Despite the growth in total sales, eCommerce results were negatively impacted by lower sales initiated in stores due to reduced store count and traffic levels.  eCommerce sales generated through digital sources were up 5.4% in fiscal 2014.  Our newly-launched MPW website showed encouraging momentum in continuing the strategy of offering a combination of CB and CJ product at one location.   On a two-year basis, eCommerce sales were up 9.2%.

The following table presents net sales information regarding our retail stores and eCommerce sales for the fifty-two week periods ended January 31, 2015 and February 1, 2014.

	Fiscal 2014	Fiscal 2013	Change
Net sales (in thousands):
Retail stores	$370,785	$390,502	(5.0)%
eCommerce (1)	47,799	45,252	5.6%
Total net sales	$418,584	$435,754	(3.9)%

(1)	Amounts include both direct eCommerce sales and store-initiated sales fulfilled through the eCommerce channel.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $270.8 million, or 64.7% of net sales in fiscal 2014, compared to $284.7 million, or 65.3% of net sales, in the 2013.  This resulted in a 65 basis point increase in our gross profit margin, driven primarily by improved merchandise margins.

The decline in merchandise, buying and occupancy costs as a percent of sales can be attributed to a number of factors. The biggest improvements came from benefits in our initial mark-up,  taking fewer permanent markdowns and promoting more items at specific price points, offset by deleveraging of our occupancy costs by 114 basis points.  The deleveraging of occupancy costs were mitigated by our MPW strategy which resulted in an increase in sales per square foot.

In connection with the preparation of our consolidated financial statements for the fiscal year ended January 31, 2015, we determined that our calculation of deferred rent expense was incorrect.  We corrected the error in the fourth quarter of fiscal 2014, which resulted in a cumulative increase to rent expense of approximately $3.6 million, and a reduction of net income of approximately $2.2 million.  There was no impact to net cash provided by operating activities.  We have concluded that this correction is immaterial to the related consolidated financial statements as a whole.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, exclusive of depreciation and amortization, for fiscal 2014 were $126.4 million, or 30.2% of net sales, compared to $128.8 million, or 29.6% of net sales in fiscal 2013.

Store-level expense declines can be attributed to operating, on average, 8.3% fewer stores in fiscal 2014 compared to fiscal 2013, as well as reduced payroll-related costs due to declines in store traffic.  Other store expense reductions include lower charge card fees, due to lower sales and higher PLCC usage, along with savings in store supplies.    Marketing spend increased $0.5 million as we invested in new PR initiatives to increase brand awareness to potential new customers.  Corporate related expense savings include no accrual for the annual incentive plan as certain projections were not met, lower recruiting and training fees, and credits received on sales and use tax and workers compensation audits.

Depreciation and Amortization.  Depreciation and amortization expense was $11.8 million, or 2.8% of net sales, in fiscal 2014, compared to $13.2 million, or 3.0% of net sales, in fiscal 2013. The decrease in the amount of depreciation and amortization expense primarily resulted from operating approximately 8.3% fewer stores in fiscal 2014 compared to fiscal 2013. Also contributing to the decline were delays in IT-related projects, partially offset by accelerating depreciation on store closings.

Operating Income.  As a result of the foregoing factors, we reported operating income of $9.4 million, or 2.2% of net sales, for fiscal 2014, compared to operating income of $8.9 million, or 2.0% of net sales, for fiscal 2013.

Other Expense.  Other expense of $0.2 million for fiscal 2014 included interest expense of $0.3 million, partially offset by interest and other income of $0.1 million. For fiscal 2013, other expense included interest expense of $0.3 million, partially offset by a gain on investments of $0.1 million.

Income Tax Benefit.  We recorded an income tax benefit of $37.9 million due to the reversal of the valuation allowance on our deferred tax assets in fiscal 2014.  In the fourth quarter of fiscal 2014, the Company released the vast majority of the valuation allowance based on two consecutive years of profitability, three years of cumulative positive earnings achieved in the fourth quarter of fiscal 2014 and the Company’s forecast of continued profitability in fiscal 2015.  A small valuation allowance has been retained for state net operating loss carryforwards that may expire before they are utilized.  The release of the valuation allowance resulted in a $41.3 million benefit to the income tax provision in fiscal 2014. For fiscal 2013, we recorded an income tax benefit of $5 thousand, with an effective tax rate of (0.06)%.  See Note 11 – Income Taxes for a complete discussion on the reversal of our valuation allowance.

Net Income.  As a result of the foregoing factors, we reported net income of $47.1 million, or 11.3% of net sales, and $1.24 per diluted share for fiscal 2014, compared to net income of $8.7 million, or 2.0% of net sales, and income per diluted share of $0.23 for fiscal 2013.

Fiscal 2013 Compared to Fiscal 2012

The results below are for the fifty-two week period ended February 1, 2014 (fiscal 2013) compared to the fifty-three week period ended February 2, 2013 (fiscal 2012).

	Fiscal 2013		Fiscal 2012		Change
		%		%
(dollars in thousands)	$	of Sales	$	of Sales	$	%
Net sales	$435,754	100.0%	$430,302	100.0%	$5,452	1.3%
Merchandise, buying and occupancy	284,723	65.3	303,680	70.6	(18,957)	(6.2)
Selling, general and administrative	128,847	29.6	129,153	30.0	(306)	(0.2)
Depreciation and amortization	13,168	3.0	18,595	4.3	(5,427)	(29.2)
Restructuring and impairment	140	0.0	(5,161)	(1.2)	5,301	(102.7)
Total costs and expenses	426,878	98.0	446,267	103.7	(19,389)	(4.3)
Operating income (loss)	8,876	2.0	(15,965)	(3.7)	24,841	(155.6)
Other expense	(191)	—	(14)	—	(177)	*
Income (loss) before income taxes	8,685	2.0	(15,979)	(3.7)	24,664	(154.4)
Income tax provision (benefit)	(5)	—	97	—	(102)	(105.2)
Net income (loss)	$8,690	2.0%	$(16,076)	(3.7)%	$24,766	(154.1)%

* calculated result is not meaningful

Net Sales.  Net sales for fiscal 2013 were $435.8 million, an increase of $5.5 million or 1.3%, from net sales of $430.3 million for fiscal 2012. The increase in net sales was driven by a same-store sales increase of 8.1% and a $2.0 million, or 5.5% increase, in non-store initiated eCommerce sales.  We operated, on average, 8.5% fewer stores in fiscal 2013 compared to fiscal 2012, and the loss of the fifty-third week negatively impacted fiscal 2013 net sales by $5.1 million.

eCommerce sales during fiscal 2013 were $45.3 million, an increase of 3.4% from $43.8 million for fiscal 2012.  eCommerce sales generated through digital sources were up 8.2% in fiscal 2013 as compared to fiscal 2012, partially offset by lower sales initiated in stores due to reduced store count and traffic levels.

The following table presents net sales information regarding our retail stores and eCommerce sales for the fifty-two and fifty-three week periods ended February 1, 2014 and February 2, 2013, respectively.

	Fiscal 2013	Fiscal 2012	Change
Net sales (in thousands):
Retail stores	$390,502	$386,534	1.0%
eCommerce (1)	45,252	43,768	3.4%
Total net sales	$435,754	$430,302	1.3%

(1)	Amounts include both direct eCommerce sales and store-initiated sales fulfilled through the eCommerce channel.

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

Other Income (Expense).  Other expense of $0.2 million for fiscal 2013 included interest expense of $0.3 million, partially offset by interest and other income of $0.1 million. For fiscal 2012, other expense included interest expense of $0.1 million, partially offset by a gain on investments of $0.1 million.

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

Fiscal 2015 Outlook

First Quarter Outlook

We anticipate sales for the first quarter to be approximately $90 million to $94 million as compared to net sales of $103.4 million in the first quarter of fiscal 2014.    Our expectations for first quarter sales reflect the effect of the West Coast port slowdown in late fiscal 2014 continuing into the first quarter of fiscal 2015, coupled with severe weather during February in many of our store locations.    We are adjusting our promotional cadence by moving our Friends & Family event into March and our Fashion Show into April to mitigate the delays of merchandise  flowing through the ports we have experienced.    As we continue our MPW conversion strategy, during the quarter we expect to operate, on average, 6% fewer stores than in the first quarter last year.

We expect gross margin to decline by 140 to 160 basis points in the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014, driven by improved merchandise margins offset by the deleveraging of buying and occupancy and other cost of goods sold.  We expect selling, general and administrative expense dollars for the first quarter of fiscal 2015 to be between $32.5 million and $33.0 million compared to $32.2 million for the first quarter of fiscal 2014.   The majority of the increase will come from additional corporate staffing aimed at strengthening our team, as well as an expected increase in incentive compensation accruals.

We expect on-hand inventory levels in the first quarter of fiscal 2015 to be lower, on average, during the quarter than the prior year due to the late receipts related to the port disruption,  but inventory should end the quarter approximately 4% higher compared to the first quarter of fiscal 2014.

We anticipate opening three new MPW stores and seven new outlet stores in the first quarter of 2015.   We also plan to close 15 CB and 10 CJ stores and convert them to 15 MPW stores; and to close 70 CB stores, replacing them with 70 new MPW stores in the first quarter.  All MPW conversion stores come out of the same-store sales base for 13 months.  We anticipate that at the end of the first quarter, of the projected 518 stores open, approximately 51% will be in the SSS base.

Full Year Outlook

We anticipate sales to be between $422 million and $432 million for fiscal 2015, an increase of 0.8% to 3.2% as compared to fiscal 2014.  We expect gross margin to be between 30 and 80 basis points higher than fiscal 2014, and selling, general and administrative expense to be between $132.5 million and $135.5 million.

We expect to have a significant amount of store activity in fiscal 2015.    We expect average store count to decrease approximately 3.1% for fiscal 2015 and average square footage to increase by approximately 0.6% as compared to fiscal 2014.  During the year we plan to: i) close 38 CB and CJ stores, and convert them into 19 MPW stores in the existing space; ii) close 14 CB and CJ stores and relocate to seven new MPW stores; iii) close six CB stores and replace each with an MPW store in a new location; and iv) add CJ product to 72 CB stores, converting them to 72 MPW stores. In addition, we have identified sites for between 10 to 12 new MPW stores and between 25 to 30 new outlet stores.  We expect to end the fiscal year with approximately  530 stores in total, resulting in a 5% increase in total square footage as compared to the end of fiscal 2014.  Of the total stores expected at the end of fiscal 2015, approximately 337, or 64%, are expected to be in the MPW format.

As we convert stores to the MPW format, they are considered "new" stores and therefore drop out of the comparable store base for a period of 13 months.   Depending on the type of MPW store conversion executed (see discussion in "Growth/MPW" section of Item 1 of this Annual Report on Form 10-K), the impact on sales will vary.  We anticipate a sales increase in stores where we introduce CJ product for the first time. The collapsed and combined stores are generally modeled to have an overall drop in sales, but higher sales per square foot and four-wall profitability.  Relocations are generally modeled for improved sales productivity with no initial meaningful change in store volume.

We plan to invest between approximately $8 million and $10 million over the next 15 to 18 months in executing our Customer First strategy.  This is intended to elevate our customers’ experience across all touch points.  We will be affecting customer-facing systems, including an upgrade of our CRM and POS platforms, as well as our eCommerce platform.  The implementation will be completed in phases beginning in mid-2015, however the full extent of these changes will not be complete until early fiscal 2016.

As our Customer First strategy continues to mature, it becomes increasingly difficult to distinguish between store sales and eCommerce sales.  Because we no longer have a clear distinction between store sales and eCommerce sales, we will no longer be separately reporting eCommerce sales, but we will begin including eCommerce sales in our same store sales results in fiscal 2015.

Depreciation and amortization for the year is expected to be between $13.0 million and $13.5 million.    Capital expenditures are expected to be approximately $33 million to $35 million, reflecting new store openings, MPW relocations and continued investments in our Customer First strategy.

The effective tax rate for the year is expected to be approximately 40%.

Future Outlook

We have made significant progress in executing on our strategic initiatives and believe there is considerable opportunity ahead.  We see multiple growth drivers that we believe will enable us to achieve increased sales and profitability as we continue to move forward with our strategic plan while prudently managing our business.

Our long-term financial goals are to deliver:

•	Annual mid-single-digit sales growth;
•	An additional 250 to 350 basis points of gross margin expansion above the 680 bps growth over the past two fiscal years;
•	Selling, general and administrative expense leverage; and
•	High single-digit operating margins.

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

Based on our current plans for fiscal 2015, we believe cash flows from operating activities and working capital will be sufficient to meet our operating and capital expenditures requirements for the fiscal year. We do not anticipate the need to utilize our Credit Facility for any liquidity needs in fiscal 2015, other than to maintain and open letters of credit in the normal course of business. Our operating plan for fiscal 2015 contemplates positive same store sales and improvements in merchandise margins, as well as growth in sales per square foot and total net sales, when compared to fiscal 2014. The plan is dependent on our ability to consistently deliver merchandise that is appealing to our customers at a profitable price and to manage our costs effectively in order to satisfy our working capital and other operating cash requirements. Our operating plan is based on a number of assumptions which involve significant judgment and estimates of future performance. If our net sales, gross margins and operating results fall short of our expectations, we may be required to access some, if not all, of our Credit Facility, and potentially require other sources of financing to fund our operations.

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

The following table summarizes our cash flows for the fifty-two week periods ended January 31, 2015 and February 1, 2014, and the fifty-three week period ended February 2, 2013 (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Net cash provided by (used in) operating activities	$19,001	$25,054	$(17,441)
Net cash (used in) provided by investing activities	(22,244)	(24,722)	17,815
Net cash (used in) provided by financing activities	(586)	3	(417)
Net (decrease) increase in cash and cash equivalents	$(3,829)	$335	$(43)

Net cash provided by operating activities - Fiscal 2014

Net cash provided by operating activities in fiscal 2014 totaled $19.0 million, a reduction of $6.1 million from cash provided by operating activities of $25.1 million in fiscal 2013.  Significant fluctuations in our working capital accounts in fiscal 2014 included a $5.1 million decrease in accounts payable, a $1.6 million increase in accounts receivable, and a $3.8 million decrease in accrued liabilities, offset by a $37.9 million increase in deferred income taxes as a result of releasing our valuation allowance on deferred tax assets.  See Note 11 – Income Taxes for a complete discussion on the reversal of our valuation allowance.  The decrease in accounts payable is due to higher receipt levels in January 2014 as compared to January 2015 as we built our core inventory in late fiscal 2013 to early fiscal 2014.  The increase in accounts receivable is due to increased tenant allowances on new store leases.  The decrease in accrued liabilities resulted from the absence of an accrual of incentive compensation in fiscal 2014, as well as a decrease in accrued occupancy expenses as fewer stores were surpassing their sales breakpoint.

Net cash provided by operating activities - Fiscal 2013

Net cash provided by operating activities in fiscal 2013 totaled $25.1 million, an improvement of $42.5 million from net cash used in operating activities of $17.4 million in fiscal 2012.  Significant fluctuations in our working capital accounts in fiscal 2013 included a  $2.2 million increase in merchandise inventories, a $1.2 million decrease in accounts receivable, and a $3.2 million increase in accrued liabilities.  The increase in merchandise inventories is due to our investment in core merchandise programs such as denim, signature slimming bottoms, wrinkle resistant shirts, and wear-to-work items.   The decrease in accounts receivable is due to lower sales at the end of January compared to the prior year, the result of unseasonably cold weather and snow.  The increase in accrued liabilities resulted from an increase in incentive compensation based upon the Company achieving various financial goals in fiscal 2013 and an increase in accrued occupancy expenses as more stores were surpassing their sales breakpoint.

Net cash used in investing activities - Fiscal 2014

Net cash used in investing activities in fiscal 2014 totaled $22.2 million, a decrease of $2.5 million from net cash used in investing activities of $24.7 million during fiscal 2013. Net cash used in investing activities in fiscal 2014 consisted of investments of $20.3 million in capital expenditures, including in our MPW and Customer First strategies, as compared to capital expenditures of $8.5 million in fiscal 2013. We also invested in the purchase of available-for-sale investments, partially offset by the sale of available-for-sale investments as they matured.

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

Net cash used in financing activities - Fiscal 2014

Net cash used in financing activities in fiscal 2014 totaled approximately $0.6 million, an increase of $0.6 million from $3 thousand provided by financing activities in fiscal 2013.  No dividends were paid by the Company in fiscal 2014.

Net cash provided by financing activities - Fiscal 2013

Net cash provided by financing activities in fiscal 2013 totaled approximately $0.0 million, a decrease of $0.4 million from $0.4 million in fiscal 2012.  No dividends were paid by the Company in fiscal 2013.

Credit facility

On September 8, 2014, the Company entered into an amendment (the  ”Amendment”) to its existing Credit Agreement (the "Credit Facility") with Wells Fargo Bank, National Association ("Wells Fargo") as Lender. The Amendment, among other changes, (i) extended the term of the Credit Facility to September 8, 2019; (ii) reduced the rates at which borrowings will generally accrue interest and reduced the commitment fee rate; (iii) modified the calculation of the Borrowing Base to provide for potential additional capacity; the Borrowing Base serves as a limit on the overall amount of revolving loans and letters of credit that may be outstanding at any one time under the Credit Facility; (iv) excluded from the limitation on store closings the consolidation of Christopher & Banks stores and CJ Banks stores into MPW stores; and (v) modified the definition of Payment Conditions.  The Credit Facility provides the Company with revolving credit loans of up to $50.0 million in the aggregate, subject to a borrowing base formula based primarily on eligible credit card receivables, inventory and real estate, as such terms are defined in the Credit Facility, and up to $10.0 million of which may be drawn in the form of standby and documentary letters of credit.

We recorded approximately $0.1 million of deferred financing costs in the third quarter of fiscal 2014 in connection with the Amendment. The deferred financing costs have been combined with the balance of the deferred financing costs remaining from the Credit Facility dated July 12, 2012, and all are recorded within other assets on the consolidated balance sheet and are being amortized as interest expense over the related term of the Amendment.

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

The Credit Facility contains certain affirmative and negative covenants. The affirmative covenants include certain reporting requirements, maintenance of properties, payment of taxes and insurance, compliance with laws, environmental compliance and other provisions customary in such agreements. Negative covenants limit or restrict, among other things, secured and unsecured indebtedness, fundamental changes in the business, investments, liens and encumbrances, transactions with affiliates and other matters customarily restricted in such agreements. The sole financial covenant contained in the Credit Facility requires us to maintain Availability at least equal to the greater of (a) ten percent (10%) of the Borrowing Base or (b) $3.0 million.  In addition, the Credit Facility permits the payment of dividends to the Company's stockholders if certain financial conditions are met.  We were in compliance with all covenants and other financial provisions as of January 31, 2015.

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

Our obligations under the Credit Facility are secured by our assets and those of our subsidiaries pursuant to a Security Agreement, dated July 12, 2012 (the “Security Agreement”). Pursuant to the Security Agreement, we pledged substantially all of our assets as collateral security for the loans to be made pursuant to the Credit Facility, including accounts owed to us, bank accounts, inventory, other tangible and intangible personal property, intellectual property (including patents and trademarks), and stock or other evidences of ownership of 100% of all our subsidiaries.

We had no revolving credit loan borrowings under the Credit Facility during fiscal 2014 or fiscal 2013 or under our previous credit facility in fiscal 2012. Historically, we have utilized our credit facility only to open letters of credit. The total Borrowing Base at January 31, 2015 was approximately $29.3 million.   As of January 31, 2015, we had open on-demand letters of credit of approximately $0.9 million.  Accordingly, after reducing the Borrowing Base for the open letters of credit and the required minimum availability of $3.0 million, or 10.0% of the Borrowing Base, the net availability of revolving credit loans under the Credit Facility was approximately $25.4 million at January 31, 2015.

Contractual Obligations

The following table summarizes our contractual obligations at January 31, 2015 (in thousands):

		Payments Due In
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	172,021	35,138	52,016	35,890	48,977
Total	$172,021	$35,138	$52,016	$35,890	$48,977

The table above does not include possible payments for uncertain tax positions.  The amounts included above for operating leases reflect store locations where the Company has a defined occupancy date.  The Company has approximately $7.2 million of additional commitments for locations where an occupancy date has not yet been established with the landlord. Our reserve for uncertain tax positions, excluding interest and penalties, was approximately $0.9 million at January 31, 2015.  Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these tax liabilities.

Our contractual obligations include operating leases for each of our retail store locations and vehicles. The amount for operating leases reflected in the table above includes future minimum rental commitments only and excludes common area maintenance charges, real estate taxes and other costs associated with operating leases. These types of costs, which are not fixed and determinable, totaled $17.6 million, $17.8 million and $20.7 million in fiscal 2014, fiscal 2013, and fiscal 2012, respectively.

At January 31, 2015, we had no other contractual obligations relating to short or long-term debt, capital leases or non-cancelable purchase obligations. In addition, we had no contractual obligations relating to the other liabilities recorded in our balance sheet under accounting principles generally accepted in the United States.

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

Related Party Transactions

We, or our subsidiaries, have for the past several years purchased goods from or through G-III Apparel Group Ltd. (“G-III”) or its related entities. On January 3, 2011, Morris Goldfarb, the Chairman of the Board and Chief Executive Officer of G-III, became a director of the Company. On June 27, 2013, Mr. Goldfarb ceased to be a member of the Board as he did not stand for re-election at the Company's annual meeting of stockholders in June 2013. In fiscal 2014, fiscal 2013, and fiscal 2012, payments made by us and our subsidiaries to G-III and its related entities aggregated approximately $1.1 million, $1.2 million and $1.4 million, respectively. As of January 31, 2015 and February 1, 2014, we had a balance due to G-III or its related entities of approximately $12 thousand and $0.1 million, respectively. We have evaluated the terms and considerations for such related party transactions and have determined the terms are comparable to amounts that would have to be paid to, or received from, independent third-parties.

Sourcing

We directly imported approximately 39% of our merchandise purchases in fiscal 2014, compared to approximately 37% and 28% in fiscal 2013 and fiscal 2012, respectively. A significant amount of our merchandise was manufactured overseas in each of these fiscal years, primarily in China and Indonesia. In fiscal 2014, fiscal 2013, and fiscal 2012, approximately 2%, 5% and 6%, respectively, of our merchandise was manufactured in the United States. This reliance on sourcing from foreign countries may cause us to be exposed to certain risks as indicated in Item 1A. Risk Factors in this Annual Report on Form 10-K.

We do not have long-term purchase commitments or arrangements with any of our suppliers or agents. Our ten largest vendors represented approximately 70%, 70% and 56% of our total merchandise purchases in fiscal 2014, fiscal 2013, and fiscal 2012, respectively. One of our suppliers accounted for approximately 28%, 19%, and 18% of our purchases during fiscal 2014, fiscal 2013, and fiscal 2012, respectively. Another supplier accounted for approximately 10% of our purchases during fiscal 2014, 11% of our purchases during fiscal 2013, 12% of our purchases in fiscal 2012. Our vendors produce the majority of the goods sold to us in China and Indonesia. Although we have strong relationships with our vendors, there can be no assurance that these relationships can be maintained in the future or that these vendors will continue to supply merchandise to us. If there should be any significant disruption in the supply of merchandise from these vendors, management believes that it will be able to shift production to other suppliers to continue to secure the required volume of product. Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on our financial position or results of operations.

We currently expect production costs to remain stable in fiscal 2015.

Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, consumer confidence, customer response to our seasonal merchandise mix, timing of new store openings, adverse weather conditions, and shifts in the timing of certain holidays and shifts in the timing of promotional events.

Inflation

We do not believe that inflation had a material effect on our results of operations in fiscal 2014, fiscal 2013 or fiscal 2012.

Internal Control Over Financial Reporting

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2015. Disclosure controls and procedures (as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls and procedures included a review of the control objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In conducting this evaluation, our CEO and CFO concluded there is a material weakness in the design and operating effectiveness of our internal control over financial reporting, as described below. As a result of such evaluation and this conclusion, our CEO and CFO also have concluded that our disclosure controls and procedures were not effective as of January 31, 2015.

We had a material weakness in our internal control over financial reporting as of January 31, 2015 because we concluded that we did not adequately design our controls to communicate all significant terms for lease amendments and review the terms of new or modified store leases.  This led to the Company’s use of inaccurate lease information in the accounting for rent expense, analysis of potential impairment of long-lived assets and in the calculation of certain deferred tax assets.

The material weakness resulted in misstatements in rent expense that were corrected in the fourth quarter of fiscal 2014, prior to the issuance of the Company’s consolidated financial statements.  Furthermore, a reasonable possibility exists that a material misstatement in the Company’s consolidated financial statements would not be prevented or detected on a timely basis.

Due to the material weakness reported as of January 31, 2015, management performed additional analysis and procedures to ensure that our consolidated financial statements included in this Annual Report were presented fairly in conformity with generally accepted accounting principles and fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.  See Item 9A. Controls and Procedures, for additional information regarding the material weakness.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements and related notes, which have been prepared in accordance with generally accepted accounting principles used in the United States. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during a reporting period. Management bases its estimates on historical experience and various other assumptions that we believe to be reasonable. As a result, actual results could differ because of the use of these estimates and assumptions.

Our significant accounting policies can be found in Note 1 - Nature of Business and Significant Accounting Policies, to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K. We believe the following accounting policies, which rely upon making certain estimates and assumptions, are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations.

Inventory valuation

Merchandise inventories are stated at the lower of cost or market utilizing the retail inventory method. We manage our inventory levels and use markdowns to clear merchandise. Decisions to mark down merchandise are based on a number of factors, including the current rate of sale, quantity on hand, and age of the inventory. We estimate and record markdowns when necessary to liquidate aged inventory. Actual markdowns taken are regularly compared against previous estimates and factored into future estimates.

Long-lived assets

We review long-lived assets with definite lives annually or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with Accounting Standards Codification (“ASC”) 360, Accounting for the Impairment or Disposal of Long-Lived Assets.   This review includes the evaluation of individual under-performing stores and assessing the recoverability of the carrying value of the assets related to the store. Future cash flows are projected for the remaining lease life considering such factors as future sales levels, operating income, changes in occupancy expenses other than base rent and other expenses, as well as the overall operating environment specific to that store. If the estimated undiscounted future cash flows are less than the carrying value of the assets, we record an impairment charge equal to the difference between the assets’ fair value and carrying value.

Fair value is determined by a discounted cash flow analysis. In determining future cash flows, we use our best estimate of future operating results and utilize market participant-based assumptions. In fiscal 2014, consistent with our operating plans, we assumed a small decrease in same-store sales for one year followed by gradual sales improvements in succeeding years.  Future growth in same-store sales beyond three years was based on our historical same-store sales growth rates. In situations where estimated future undiscounted store cash flows were less than the carrying value of store assets, fair value was determined using discounted cash flows.

As the projection of future cash flows involves the use of significant estimates and assumptions, including estimated sales and expense levels and selection of an appropriate discount rate, differences in circumstances or estimates could produce different results. The challenging economic environment, combined with the instability in the housing market, generally high levels of unemployment and continued general economic uncertainty affecting the retail industry make it reasonably possible that additional long-lived asset impairments could be identified and recorded in future periods.

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

We recorded long-lived store-level asset impairment charges of approximately $0.2 million, $0.1 million and $0.4 million in fiscal 2014, fiscal 2013, and fiscal 2012, respectively, related to underperforming Christopher & Banks and C.J. Banks store locations.

Customer loyalty program

During the first quarter of fiscal 2011, we launched our Friendship Rewards Loyalty Program. Under the program, customers accumulate points based on purchase activity. Once a Friendship Rewards member achieves a certain point level, the member earns award certificates that may be redeemed toward merchandise purchases. Points are accrued as unearned revenue and recorded as a reduction of net sales and a current liability as they are accumulated by members and certificates are earned. A liability of $3.7 million as of January 31, 2015, and $4.0 million as of February 1, 2014, is included in other accrued liabilities on our consolidated balance sheet and is recorded net of estimated breakage based on redemption patterns and trends. Revenue and the related cost of sales are recognized upon redemption of the reward certificates, which expire approximately six weeks after issuance.

Income taxes

In the fourth quarter of fiscal 2014, we released the valuation allowance against our net deferred tax assets.  Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income.  ASC 740 Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period. Forming a conclusion that a valuation allowance is not needed is difficult when negative evidence such as cumulative losses exists. As a result of our evaluation, we concluded that the positive evidence of two consecutive years of profitability, three years of cumulative positive earnings achieved in the fourth quarter of fiscal 2014, and  our forecast of continued profitability in fiscal 2015 overcomes any negative evidence.  Accordingly, we have released the valuation allowance against our net deferred tax assets established in the third quarter of fiscal 2011.  A small valuation allowance has been retained for state net operating loss carryforwards that may expire before they are utilized.  The release of the valuation allowance resulted in a $41.3 million benefit to the income tax provision in fiscal 2014.  Our valuation allowance against deferred tax assets totaled $42.2 million at February 1, 2014.  We have analyzed equity ownership changes and determined our net operating losses will not be limited under IRC Section 382.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition”, as well as various other sections of the ASC, such as, but not limited to, ASC 340-20 Other Assets and Deferred Costs-Capitalized Advertising Costs.  The core principle of ASU 2014-09 is that an entity should recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 is effective for the Company beginning with the annual reporting for fiscal 2017, including interim periods within that year, and is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet).  Early adoption is not permitted.  The Company is in the process of evaluating the impact of ASU 2014-09, including the choice of application method upon adoption, on its consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Christopher & Banks Corporation:

We have audited the accompanying consolidated balance sheets of Christopher & Banks Corporation and subsidiaries as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the fiscal years in the three‑year period ended January 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Christopher & Banks Corporation and subsidiaries as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the fiscal years in the three‑year period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Christopher & Banks Corporation’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 9, 2015 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota

April 9, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Christopher & Banks Corporation:

We have audited Christopher & Banks Corporation and subsidiaries’ internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control ‑ Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Christopher & Banks Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness in the design of controls to communicate all significant terms for lease amendments, and review the terms of new or modified store leases has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of January 31, 2015 and February 1, 2014 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the fiscal years in the three-year period ended January 31, 2015 of Christopher & Banks Corporation and subsidiaries. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements, and this report does not affect our report dated April 9, 2015, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Christopher & Banks Corporation and subsidiaries has not maintained effective internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Minneapolis, Minnesota

April 9, 2015

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	January 31, 2015	February 1, 2014

ASSETS
Current assets:
Cash and cash equivalents	$37,245	$41,074
Short-term investments	13,293	12,982
Accounts receivable	4,000	2,428
Merchandise inventories	45,318	44,877
Prepaid expenses and other current assets	6,700	7,408
Deferred income taxes	3,550	—
Income taxes receivable	845	310
Total current assets	110,951	109,079
Property, equipment and improvements, net	45,107	36,458
Other non-current assets:
Long-term investments	4,752	3,143
Deferred income taxes	34,388	—
Other assets	839	298
Total other non-current assets	39,979	3,441
Total assets	$196,037	$148,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,411	$23,198
Accrued salaries, wages and related expenses	2,957	6,322
Accrued liabilities and other current liabilities	23,988	23,748
Total current liabilities	45,356	53,268
Non-current liabilities:
Deferred lease incentives	7,110	4,773
Deferred rent obligations	6,390	2,860
Other non-current liabilities	1,292	1,140
Total non-current liabilities	14,792	8,773

Commitments	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 46,720 and 46,214 shares issued, and 36,929 and 36,423 shares outstanding at January 31, 2015 and February 1, 2014, respectively	466	461
Additional paid-in capital	124,242	122,416
Retained earnings	123,894	76,768
Common stock held in treasury, 9,791 shares at cost at January 31, 2015 and February 1, 2014	(112,711)	(112,711)
Accumulated other comprehensive (loss) income	(2)	3
Total stockholders’ equity	135,889	86,937
Total liabilities and stockholders’ equity	$196,037	$148,978

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended	Weeks Ended
	January 31,	February 1,	February 2,
	2015	2014	2013

Net sales	$418,584	$435,754	$430,302
Costs and expenses:
Merchandise, buying and occupancy	270,790	284,723	303,680
Selling, general and administrative	126,377	128,847	129,153
Depreciation and amortization	11,786	13,168	18,595
Impairment of store assets	216	140	(5,161)
Total costs and expenses	409,169	426,878	446,267
Operating income (loss)	9,415	8,876	(15,965)
Other expense	(191)	(191)	(14)
Income (loss) before income taxes	9,224	8,685	(15,979)
Income tax (benefit) provision	(37,902)	(5)	97
Net income (loss)	$47,126	$8,690	$(16,076)

Basic income (loss) per share:
Net income (loss)	$1.28	$0.24	$(0.45)
Basic shares outstanding	36,819	36,246	35,694

Diluted income (loss) per share:
Net income (loss)	$1.24	$0.23	$(0.45)
Diluted shares outstanding	37,753	37,144	35,694

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended	Weeks Ended
	January 31, 2015	February 1, 2014	February 2, 2013

Net income (loss)	$47,126	$8,690	$(16,076)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities arising during the period, net of taxes of $2, $0 and $(1), respectively	(5)	3	(2)
Reclassification adjustment for losses included in net income, net of taxes of $0, $0 and $39, respectively	—	—	(60)
Total other comprehensive (loss) income	(5)	3	(62)
Comprehensive income (loss)	$47,121	$8,693	(16,138)

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Treasury		Common Stock
							Accumulated
					Additional		Other
	Shares	Amount	Shares	Amount	Paid-in	Retained	Comprehensive
	Held	Held	Outstanding	Outstanding	Capital	Earnings	Income (Loss)	Total
January 28, 2012	9,791	$(112,711)	36,028	$458	$117,399	$84,154	$62	$89,362
Total comprehensive loss	—	—	—	—	—	(16,076)	(62)	(16,138)
Issuance of restricted stock, net of forfeitures	—	—	936	9	(75)	—	—	(66)
Stock-based compensation expense	—	—	—	—	2,308	—	—	2,308
February 2, 2013	9,791	$(112,711)	36,964	$467	$119,632	$68,078	$—	$75,466
Total comprehensive income	—	—	—	—	—	8,690	3	8,693
Stock issued upon exercise of options, net	—	—	56	1	2	—	—	3
Issuance of restricted stock, net of forfeitures	—	—	(597)	(7)	6	—	—	(1)
Stock-based compensation expense	—	—	—	—	2,776	—	—	2,776
February 1, 2014	9,791	$(112,711)	36,423	$461	$122,416	$76,768	$3	$86,937
Total comprehensive loss	—	—	—	—	—	47,126	(5)	47,121
Stock issued upon exercise of options, net	—	—	470	5	(386)	—	—	(381)
Issuance of restricted stock, net of forfeitures	—	—	36	—	(106)	—	—	(106)
Stock-based compensation expense	—	—	—	—	2,318	—	—	2,318
January 31, 2015	9,791	$(112,711)	36,929	$466	$124,242	$123,894	$(2)	$135,889

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fifty-Two	Fifty-Two	Fifty-Three
	Weeks Ended	Weeks Ended	Weeks Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Cash flows from operating activities:
Net income (loss)	$47,126	$8,690	$(16,076)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,786	13,168	18,595
Deferred income taxes, net	(37,938)	—	—
Impairment of store assets	216	140	424
Amortization of discount on investments	47	56	(444)
Amortization of financing costs	68	73	35
Deferred lease-related liabilities	6,473	(1,819)	(7,216)
Stock-based compensation expense	2,318	2,776	2,308
Loss on disposal of assets	56	9	52
Loss (gain) on investments, net	1	—	(76)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,572)	1,202	19
Increase in merchandise inventories	(441)	(2,173)	(3,249)
Decrease (increase) in prepaid expenses and other assets	198	(555)	(3,355)
(Increase) decrease in income taxes receivable	(535)	95	783
(Decrease) increase in accounts payable	(5,119)	612	2,952
(Decrease) increase in accrued liabilities	(3,826)	3,240	(3,871)
Decrease in termination liabilities	—	—	(8,032)
Increase (decrease) in other liabilities	143	(460)	(290)
Net cash provided by (used in) operating activities	19,001	25,054	(17,441)
Cash flows from investing activities:
Purchases of property, equipment and improvements	(20,270)	(8,544)	(3,623)
Proceeds from sale of furniture, fixtures and equipment	—	—	35
Purchases of available-for-sale investments	(18,480)	(24,484)	—
Redemptions of available-for-sale investments	16,506	8,306	21,403
Net cash (used in) provided by investing activities	(22,244)	(24,722)	17,815
Cash flows from financing activities:
Shares redeemed for payroll taxes	(1,486)	(211)	(67)
Exercise of stock options	999	214	—
Payment of deferred financing costs	(99)	—	(350)
Net cash (used in) provided by financing activities	(586)	3	(417)
Net (decrease) increase in cash and cash equivalents	(3,829)	335	(43)
Cash and cash equivalents at beginning of period	41,074	40,739	40,782
Cash and cash equivalents at end of period	$37,245	$41,074	$40,739
Supplemental cash flow information:
Interest paid	$259	$253	$130
Income taxes paid (refunded)	$487	$215	$(622)
Accrued purchases of equipment and improvements	$740	$304	$269
Shares surrendered for stock option cost	$1,715	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Nature of Business and Significant Accounting Policies

Christopher & Banks Corporation, through its wholly owned subsidiaries (collectively referred to as “Christopher & Banks”, “the Company”, “we” or “us”), operates retail stores selling women’s apparel in the United States ("U.S."). The Company operated 518,  560 and 608 stores as of January 31, 2015, February 1, 2014 and February 2, 2013, respectively. The Company also operates an eCommerce website for its Christopher & Banks and C.J. Banks brands at www.christopherandbanks.com.

Fiscal year and basis of presentation

The Company follows the standard fiscal year of the retail industry, which is a fifty-two or fifty-three week period ending on the Saturday closest to January 31, and is designated by the calendar year in which the fiscal year commences.  The fiscal years ended January 31, 2015 (“fiscal 2014”), February 1, 2014 (“fiscal 2013”) and February 2, 2013 ("fiscal 2012") consisted of fifty-two weeks, fifty-two weeks and fifty-three weeks, respectively.

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

Correction of an error

In connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended January 31, 2015, the Company determined that its calculation of deferred rent expense was incorrect.  The Company corrected the error in the fourth quarter of fiscal 2014, which resulted in a cumulative increase to rent expense of approximately $3.6 million recorded in merchandise, buying and occupancy expenses within the consolidated statements of operations.  The effect of the correction was to decrease the Company’s operating income for the 2014 fourth quarter and fiscal year by approximately $3.6 million; net income for the fourth quarter and fiscal year were reduced by approximately $2.2 million.  There was no impact to cash flows from operations.  The Company has concluded that this correction is immaterial to the related consolidated financial statements as a whole.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during reporting periods. As a result, actual results could differ because of the use of these estimates and assumptions.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and in banks and investments purchased with an original maturity of ninety days or less.

Investments

Investments are accounted for in accordance with Accounting Standards Codification ("ASC") 320-10, Investments — Debt and Equity Securities. At January 31, 2015 and February 1, 2014, the Company's investment balances consisted solely of available-for-sale securities and were valued at fair value in accordance with ASC 820-10 Fair Value Measurements.

Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity as accumulated other comprehensive income (loss), net of tax. Fair value for available-for-sale securities is based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets in which there were fewer transactions. Amortization of premiums or discounts arising at acquisition, and gains or losses on the disposition of available-for-sale securities are reported as other income (expense) in the consolidated statements of operations. Realized gains and losses, if any, are calculated on the specific identification method and are included in other income (expense) in the consolidated statements of operations.

Available-for-sale securities are reviewed for possible impairment at least quarterly, or more frequently if circumstances arise which may indicate impairment. When the fair value of the securities declines below the amortized cost basis, impairment is indicated and it must be determined whether it is other than temporary. Impairment is considered to be other than temporary if the Company: (i) intends to sell the security, (ii) will more likely than not be forced to sell the security before recovering its cost, or (iii) does not expect to recover the security’s amortized cost basis. If the decline in fair value is considered other than temporary, the cost basis of the security is adjusted to its fair market value and the realized loss is reported in earnings.  Subsequent increases or decreases in fair value are reported in equity as accumulated other comprehensive income (loss).

Inventory valuation

Merchandise inventories, all of which are finished goods, are stated at the lower of cost or market utilizing the retail inventory method. The Company manages its inventory levels and uses markdowns to clear merchandise. Decisions to mark down merchandise are based on a number of factors including the current rate of sale, quantity on hand and age of the inventory. The Company estimates and records markdowns when necessary to liquidate aged inventory. Actual markdowns taken are regularly compared against previous estimates and factored into future estimates.

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

Repairs and maintenance which do not extend an asset’s useful life are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

Long-lived assets

The Company reviews long-lived assets with definite lives at least annually or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets.   This review includes the evaluation of individual under-performing stores and assessment of the recoverability of the carrying value of the assets related to the store. Future cash flows are projected for the remaining lease life considering such factors as future sales levels, merchandise margins, operating income, changes in occupancy expenses other than base rent and other expenses, as well as the overall operating environment specific to that store. If the estimated undiscounted future cash flows are less than the carrying value of the assets, an impairment charge is recorded for the difference between the assets’ fair value and carrying value.

Fair value is determined by a discounted cash flow analysis. In determining future cash flows, the Company uses its best estimate of future operating results and utilizes market participant based assumptions. Consistent with current operating plans, a small decrease in same-store sales was assumed for one year, followed by gradual sales improvements in succeeding years. Subsequent future growth in same-store sales is based on historical same-store sales growth rates.

The projection of future cash flows involves the use of significant estimates and assumptions, including estimated sales, merchandise margin and expense levels, and the selection of an appropriate discount rate, therefore differences in circumstances or estimates could produce different results. The current economic environment and competitive retail landscape make it possible that additional long-lived asset impairments could be identified and recorded in future periods.

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

Revenue recognition

Sales are recognized at the point of purchase when a customer takes possession of the merchandise and pays for the purchase with cash, credit card, debit card or gift card. The Company's eCommerce operation records revenue upon the estimated date the customer receives the merchandise. Shipping and handling revenues are included in net sales. Sales are recognized net of a sales return reserve, which is based on historical sales return data and is not material. Sales taxes collected from customers are remitted to the appropriate taxing jurisdictions and are excluded from net sales.

Gift cards are recorded as a liability when issued and until they are redeemed, at which point a sale is recorded. Unredeemed gift cards (“gift card breakage”) is recognized as a reduction of merchandise, buying and occupancy costs when the likelihood of a gift card being redeemed by a customer in the future is deemed remote and the Company determines that there is no legal obligation to remit the value of the unredeemed gift card to any state or local jurisdiction as unclaimed or abandoned property.  The Company utilizes historical redemption patterns in order to estimate the rate and timing of breakage associated with gift cards.  Based on historical redemption patterns, we currently recognize breakage for a portion of the gift card balances that remain outstanding following 36 months of issuance.

Vendor allowances

At certain times the Company receives allowances or credits from its merchandise vendors primarily related to goods that do not meet our quality standards. These allowances or credits are reflected as a reduction of merchandise inventory in the period they are received. The majority of merchandise is produced exclusively for the Company. Accordingly, the Company does not enter into any arrangements with vendors where payments or other consideration might be received in connection with the purchase or promotion of a vendor’s products such as buy-down agreements or cooperative advertising programs.

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

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising costs for fiscal 2014, fiscal 2013 and fiscal 2012, were approximately $7.9 million, $7.4 million and $4.8 million, respectively.

Customer loyalty program

The Company’s Friendship Rewards loyalty program grants customers the ability to accumulate points based on purchase activity. Once a Friendship Rewards member achieves a certain point level, the member earns awards certificates that may be redeemed towards merchandise purchases. Points are accrued as unearned revenue and recorded as a reduction of net sales and a current liability as they are accumulated by members and certificates are earned. The liability is recorded net of estimated breakage based on historical redemption patterns and trends. Revenue and the related cost of sales are recognized upon redemption of the reward certificates, which expire approximately six weeks after issuance.

Private label credit card program

During fiscal 2012, the Company launched a private label credit card program with a sponsoring bank which provides for the issuance of credit cards bearing the Christopher & Banks and C.J. Banks brands. The sponsoring bank manages and extends credit to the Company's customers and is the sole owner of the accounts receivable generated under the program. As part of the program, the Company received a signing bonus of approximately $0.5 million from the sponsoring bank and also earns revenue based on card usage by its customers. The deferred signing bonus is included in other liabilities and is recognized in net sales ratably over the term of the contract. The other revenue based on customer usage of the card is recognized in net sales in the periods in which the related customer transaction occurs. During fiscal 2014, fiscal 2013 and fiscal 2012, the Company recognized approximately $0.7 million,  $0.6 million and $0.9 million, respectively, in net royalty revenue included in net sales. In addition, the sponsoring bank reimburses the Company for certain marketing expenditures related to the program, subject to an annual cap on the amount of reimbursable expenses.

Lease termination costs

Discounted liabilities for future lease costs and the fair value of related subleases of closed locations are recorded when the stores are closed prior to the expiration of the lease or execution of a lease termination agreement. In assessing the discounted liabilities for future costs of obligations related to closed stores, the Company makes assumptions regarding amounts of future subleases. If these assumptions or their related estimates change in the future, the Company may be required to record additional exit costs or reduce exit costs previously accrued. Actual settlements may vary substantially from recorded obligations.  As of January 31, 2015 and February 1, 2014, there was no lease termination liability recorded.

Fair value measurements

Fair value of financial instruments and selected non-financial assets and liabilities is measured in accordance with ASC 820-10, Fair Value Measurements. Fair value is defined as the exit price, or the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants as of the measurement date. ASC 820-10 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability, developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect management's assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances.

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

Stock-based compensation

Stock-based compensation is accounted for in accordance with ASC 718-10 Stock Compensation. To calculate the estimated fair value of stock options on the date of grant, the Company uses the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the Company to estimate key assumptions such as expected term, volatility, risk-free interest rates and dividend yield to determine the fair value of stock options, based on both historical information and management judgment regarding market factors and trends. The Company recognizes stock-based compensation expense on a straight-line basis over the corresponding vesting period of the entire award, net of estimated forfeiture rates. The Company estimates expected forfeitures of share-based awards at the grant date and recognizes compensation cost only for those awards expected to vest.

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

Restricted stock awards are generally subject to forfeiture if employment or service terminates prior to the lapse of the restrictions. In addition, certain restricted stock awards have performance-based vesting provisions and are subject to forfeiture, in whole or in part, if these performance conditions are not achieved. Management assesses, on an ongoing basis, the probability of whether the performance criteria will be achieved and, once it is deemed probable, compensation expense is recognized over the relevant performance period. For those awards not subject to performance criteria, the cost of the restricted stock awards is expensed, which is determined to be the fair market value of the shares at the date of grant, on a straight-line basis over the vesting period. Time-based grants of restricted stock participate in dividend payments to the extent dividends are declared and paid prior to vesting.

Income taxes

Income taxes are calculated in accordance with ASC 740, Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future income taxes attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment.  Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

Net income (loss) per common share

The Company utilizes the two-class method of calculating earnings per share (“EPS”) where unvested share-based payment awards that contain non-forfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, are included in the two-class method of computing EPS. Participating securities include unvested employee restricted stock awards with time-based vesting, which receive non-forfeitable dividend payments.

Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the applicable period, while diluted EPS is computed based on the weighted average number of shares of common and common equivalent shares outstanding.

Segment reporting

The Company operates in the retail apparel industry in which it designs, sources and sells women’s apparel and accessories catering to customers generally ranging in age from 45 to 60 who are typically a portion of the female baby boomer demographic.  In fiscal 2013, the Company had identified two operating segments (Christopher & Banks stores and C. J. Banks stores) which it aggregated into one reportable segment as defined by ASC 280, Disclosures about Segments of an Enterprise and Related Information.  Given the Company’s migration to stores offering all sizes, in fiscal 2014 the Company has identified one operating segment (Retail Operations) and one corresponding reportable segment.

The Retail Operations reportable segment includes activity generated by the Company’s retail store locations (Christopher & Banks, C.J. Banks, Missy Petite Women ("MPW") and Outlet stores) as well as its eCommerce business. The “Corporate/Administrative” column in the segment disclosure in Note 18 – Segment Reporting, which primarily represents operating activity at the corporate office and distribution center facility, is presented to allow for reconciliation of segment-level net sales, operating income (loss) and total assets to consolidated net sales, operating income (loss) and total assets. Segment operating income (loss) includes only net sales, merchandise gross margin and direct store expenses with no allocation of corporate overhead. For details regarding the operating performance of the Company's reportable segment, see Note 18 - Segment Reporting.

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

NOTE 2 — Restructuring

Prior to fiscal 2012, the Board approved a plan to close approximately 100 stores, most of which were underperforming. Ultimately, 103 stores were identified for closure, and the occupancy costs for approximately half of the Company’s remaining stores were restructured.  Prior to fiscal 2012, the Company recorded approximately $21.2 million of restructuring and impairment charges related to this initiative.

In fiscal 2012, the Company recorded a net credit of approximately $5.2 million related to restructuring and impairment costs. The Company recorded a non-cash benefit of approximately $6.5 million related to 55 stores, where the amount recorded for net lease termination liabilities exceeded the actual settlements negotiated with landlords. The Company recorded approximately $0.3 million of additional lease termination liabilities related to three stores closed in the first quarter of fiscal 2012. The Company also recorded approximately $0.4 million of non-cash asset impairment charges related to 14 stores the Company planned to continue to operate and four stores closed in January 2013. In addition, the Company recognized approximately $0.6 million of professional service fees related to the restructuring initiative.

The Company did not have any additional payments or expenses related to the restructuring initiative in fiscal 2013 or fiscal 2014.

The following table details information related to restructuring charges recorded in fiscal 2012 (in thousands):

		Lease
	Severance	Termination	Asset
	Accrual	Obligations	Impairment	Other	Total
January 28, 2012	$858	$11,812	$—	$—	$12,670
Asset impairment charge	—	—	424	—	424
Non-cash adjustments	—	(6,516)	—	—	(6,516)
Restructuring charge	—	304	—	627	931
Total charges (credits)	—	(6,212)	424	627	(5,161)
Non-cash charges	—	—	(424)	—	(424)
Deferred lease obligations on closed stores	—	244	—	—	244
Cash payments	(858)	(5,844)	—	(627)	(7,329)
February 2, 2013	$—	$—	$—	$—	$—

NOTE 3 — Investments

Investments as of January 31, 2015 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale securities:
Certificates of deposit	$4,080	$—	$(2)	$4,078
Commercial paper	7,384	3	(3)	7,384
Corporate bonds	1,615	1	—	1,616
Municipal bonds	214	1	—	215
Total short-term investments	13,293	5	(5)	13,293
Long-term investments:
Available-for-sale securities:
Corporate bonds	2,857	—	(4)	2,853
U.S. Agency securities	1,900	—	(1)	1,899
Total long-term investments	4,757	—	(5)	4,752
Total investments	$18,050	$5	$(10)	$18,045

Investments as of February 1, 2014, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale securities:
Certificates of deposit	$5,391	$—	$(4)	$5,387
Commercial paper	5,570	1	—	5,571
Corporate bonds	815	2	—	817
U.S. Agency securities	1,207	—	—	1,207
Total short-term investments	12,983	3	(4)	12,982
Long-term investments:
Available-for-sale securities:
Municipal bonds	222	2	—	224
Corporate bonds	1,652	2	—	1,654
U.S. Agency securities	1,265	—	—	1,265
Total long-term investments	3,139	4	—	3,143
Total investments	$16,122	$7	$(4)	$16,125

The securities above were classified as available-for-sale as the Company did not enter into these investments for speculative purposes or intend to actively buy and sell the securities in order to generate profits on differences in price. The Company's primary investment objective is preservation of principal. During fiscal 2014, there were approximately $18.5 million in purchases of available-for-sale securities and maturities of available-for-sale securities were approximately $16.5 million. During fiscal 2013, there were approximately $24.5 million in purchases of available-for-sale securities and maturities of available-for-sale securities were approximately $8.3 million. There were no other-than-temporary impairments of available-for-sale securities during fiscal 2014 and fiscal 2013. See Note 13 - Fair Value Measurements, for fair value disclosures relating to the Company's investments.

The following table summarizes the remaining contractual maturities of the Company’s available-for-sale securities (in thousands):

January 31, 2015
Due in one year or less	$13,293
Due after one year through five years	4,752
Total investments	$18,045

NOTE 4 — Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	January 31, 2015	February 1, 2014
Credit card receivables	$1,868	$1,749
Amounts due from landlords	1,505	272
Other receivables	627	407
Total accounts receivable	$4,000	$2,428

Credit card receivables relate to amounts due from payment processing entities that are collected one to five days after the related sale transaction occurs.

NOTE 5 — Merchandise Inventories

Merchandise inventories consisted of the following (in thousands):

	January 31, 2015	February 1, 2014
Merchandise - in store/eCommerce	$33,534	$35,324
Merchandise - in transit	11,784	9,553
Total merchandise inventories	$45,318	$44,877

NOTE 6 — Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following (in thousands):

Description	Estimated Useful Life	January 31, 2015	February 1, 2014
Land	—	$1,597	$1,597
Corporate office, distribution center and related building improvements	25 years	12,616	12,426
Store leasehold improvements	Shorter of the useful life or term of related lease, typically 10 years	51,700	52,591
Store furniture and fixtures	3 to 10 years	70,083	76,264
Corporate office and distribution center furniture, fixtures and equipment	7 years	4,344	5,069
Computer and point of sale hardware and software	3 to 5 years	32,888	34,808
Construction in progress	—	2,721	1,892
Total property, equipment and improvements, gross		175,949	184,647
Less accumulated depreciation and amortization		(130,842)	(148,189)
Total property, equipment and improvements, net		$45,107	$36,458

Upon performing the annual impairment analysis, the Company determined that improvements and equipment at certain under-performing stores and stores identified for closure were impaired. As a result, the Company recorded asset impairments related to property, equipment and improvements of $0.2 million, $0.1 million and $0.4 million in fiscal 2014, fiscal 2013, and fiscal 2012, respectively. See Note 13  - Fair Value Measurements, for further detail.

NOTE 7 — Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	January 31, 2015	February 1, 2014
Gift card and store credit liabilities	$8,170	$8,078
Accrued Friendship Rewards Program loyalty liability	3,731	4,020
Accrued income, sales and other taxes payable	1,578	1,517
Accrued occupancy-related expenses	3,957	2,101
Sales return reserve	1,077	835
Other accrued liabilities	5,475	7,197
Total accrued liabilities and other current liabilities	$23,988	$23,748

NOTE 8 — Credit Facility

On September 8, 2014, the Company entered into an amendment (the “Amendment”) to its existing Credit Agreement (the "Credit Facility") with Wells Fargo Bank, National Association ("Wells Fargo") as Lender. The Amendment, among other changes, (i) extended the term of the Credit Facility to September 8, 2019; (ii) reduced the rates at which borrowings will generally accrue interest and reduced the commitment fee rate; (iii) modified the calculation of the Borrowing Base to provide for potential additional capacity; the Borrowing Base serves as a limit on the overall amount of revolving loans and letters of credit that may be outstanding at any one time under the Credit Facility; (iv) excluded from the limitation on store closings the consolidation of Christopher & Banks stores and CJ Banks stores into MPW stores; and (v) modified the definition of Payment Conditions.  The Credit Facility provides the Company with revolving credit loans of up to $50.0 million in the aggregate, subject to a borrowing base formula based primarily on eligible credit card receivables, inventory and real estate, as such terms are defined in the Credit Facility, and up to $10.0 million of which may be drawn in the form of standby and documentary letters of credit.

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

Borrowings under the Credit Facility will generally accrue interest at a rate ranging from 1.50% to 1.75% over the London Interbank Offered Rate ("LIBOR") or 0.50% to 0.75% over the Wells Fargo Prime Rate based on the amount of Average Daily Availability for the Fiscal Quarter immediately preceding each Adjustment Date, as such term is defined in the Credit Facility. Letter of credit fees range from 1.00% to 1.75%, depending upon the Average Daily Availability for the Fiscal Quarter immediately preceding each Adjustment Date.

The Credit Facility contains certain affirmative and negative covenants. The affirmative covenants include certain reporting requirements, maintenance of properties, payment of taxes and insurance, compliance with laws, environmental compliance and other provisions customary in such agreements. Negative covenants limit or restrict, among other things, secured and unsecured indebtedness, fundamental changes in the business, investments, liens and encumbrances, transactions with affiliates and other matters customarily restricted in such agreements. The sole financial covenant contained in the Credit Facility requires the Company to maintain Availability at least equal to the greater of (a) ten percent (10%) of the borrowing base or (b) $3.0 million.  In addition, the Credit Facility permits the payment of dividends to the Company's stockholders if certain financial conditions are met.  The Company was in compliance with all covenants and other financial provisions as of January 31, 2015.

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

The Company had no revolving credit loan borrowings under the Credit Facility during fiscal 2014 or fiscal 2013, or under its previous credit facility in fiscal 2012. Historically, the Company's credit facility has been utilized only to open letters of credit. The total Borrowing Base at January 31, 2015, was approximately $29.3 million. As of January 31, 2015, the Company had open on-demand letters of credit of approximately $0.9 million. Accordingly, after reducing the Borrowing Base for the open letters of credit and the required minimum availability of $3.0 million, or 10.0% of the Borrowing Base, the net availability of revolving credit loans under the Credit Facility was approximately $25.4 million at January 31, 2015.

NOTE 9 — Stockholder's Equity and Stock-Based Compensation

Dividends

The Credit Facility allows payment of dividends to the Company's stockholders if certain financial conditions are met.  No dividends were paid in fiscal 2014, fiscal 2013 or fiscal 2012.

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

Stock-based compensation

The Company maintains the following stock plans approved by stockholders: the 2005 Stock Incentive Plan (the "2005 Plan"), the 2013 Directors' Equity Incentive Plan (the "2013 Plan") and the 2014 Stock Incentive Plan (the “2014 Plan”). Under the 2014 Plan and the 2013 Plan, the Company may grant options to purchase common stock to employees and non-employee members of the Board, respectively, at a price not less than 100% of the fair market value of the common stock on the option grant date. In general, options granted to employees vest over three years and are exercisable up to 10 years from the date of grant, and options granted to Directors vest ratably over approximately 30 months and are exercisable up to 10 years from the grant date.

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

Approximately 5.0 million, 0.5 million and 3.9 million shares were authorized for issuance under the 2005 Plan, the 2013 Plan and the 2014 Plan, respectively. As of January 31, 2015, there were approximately 0.3 million and 3.9 million shares available for future grant under the 2013 Plan and the 2014 Plan, respectively. In addition, as of January 31, 2015, there are approximately 1.5 million options outstanding which were granted to our Chief Executive Officer outside of the above plans as an inducement to employment.    No additional shares may be granted under the 2005 Plan.

Black-Scholes assumptions

The Company uses the Black-Scholes option-pricing model to value stock options for grants to employees and non-employee directors. Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant and is expensed on a straight-line basis over the vesting period, as the stock options are subject to pro-rata vesting. The expected volatility assumption is based on the historical volatility of its stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from the Company’s historical experience and represents the period of time that awards are expected to be outstanding. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted.

The table below shows the weighted average assumptions relating to the valuation of stock options granted during fiscal 2014, fiscal 2013 and fiscal 2012.

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Expected dividend yield	—%	—%	—%
Expected volatility	59.59%	70.08-75.66%	73.19%
Risk-free interest rate	1.73%	0.76-1.37%	0.27-1.05%
Expected term	5.00 years	5.00 years	4.40 years

Stock-Based Compensation Activity — Stock Options

The following tables present a summary of stock option activity for fiscal 2014:

			Aggregate	Weighted Average
		Weighted Average	Intrinsic Value (in	Remaining
	Number of Shares	Exercise Price	thousands)	Contractual Life
Outstanding, beginning of period	3,549,901	4.68
Granted	5,500	8.80
Exercised	(822,718)	3.30
Canceled - Vested	(52,900)	14.86
Canceled - Unvested (Forfeited)	(37,009)	2.92
Outstanding, end of period	2,642,774	$4.94	$4,015	6.91 years
Exercisable, end of period	1,952,854	$5.49	$2,691	6.62 years

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Nonvested, beginning of period	2,003,321	$1.83
Granted	5,500	4.55
Vested	(1,281,892)	1.71
Forfeited	(37,009)	1.68
Nonvested, end of period	689,920	2.08

The weighted average fair value for options granted during fiscal 2014, fiscal 2013 and fiscal 2012 was $4.55,  $3.80 and $1.70, respectively. The fair value of options vesting during fiscal 2014, fiscal 2013 and fiscal 2012 was approximately $1.71,  $2.06 and $2.50, respectively. The aggregate intrinsic value of options exercised during fiscal 2014 and fiscal 2013 was approximately $4.6 million and $0.2 million, respectively. There were no options exercised during fiscal 2012.

The total pre-tax compensation expense related to all stock-based awards for fiscal 2014, fiscal 2013 and fiscal 2012 was approximately $2.3 million, $2.8 million and $2.3 million, respectively. Stock-based compensation expense is included in merchandise, buying and occupancy expenses for the buying and distribution employees, and in selling, general and administrative expense for all other employees.

As of January 31, 2015, there was approximately $1.0 million of total unrecognized compensation expense related to nonvested stock options granted, which is expected to be recognized over a weighted average period of approximately 0.85  years.

Stock-Based Compensation Activity — Restricted Stock

The following table presents a summary of restricted stock activity for fiscal 2014:

		Weighted Average	Aggregate
		Grant Date Fair	Intrinsic Value
	Number of Shares	Value	(in thousands)
Nonvested, beginning of period	159,826	$6.30
Granted	57,958	8.89
Vested	(119,578)	6.44
Forfeited	(6,565)	5.23
Nonvested, end of period	91,641	7.84	$477

The weighted average fair value for restricted stock granted during fiscal 2014, fiscal 2013 and fiscal 2012 was $8.89,  $6.51 and $1.68, respectively. The total fair value of restricted stock vesting during fiscal 2014, fiscal 2013 and fiscal 2012 was approximately $0.8 million, $0.6 million and $2.5 million, respectively. The aggregate intrinsic value of restricted stock vesting during fiscal 2014, fiscal 2013 and fiscal 2012 was approximately $0.6 million, $0.6 million and $3.7 million, respectively.

As of January 31, 2015, there was approximately $0.3 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of approximately 0.7 years.

Other Stock-Based Awards

During fiscal 2014, the Company made performance share awards to a limited number of executive-level employees which entitles these employees to receive a specified number of shares of the Company’s common stock on vesting dates, provided that cumulative two-year and/or three-year targets are achieved.  The cumulative targets involve operating margin, net sales growth and total stockholder return vs. a specified peer group.  Management estimates the fair value of performance shares awards based on the market price of the underlying stock on the date of grant for net sales growth and operating margin targets.  The Company utilized a Monte Carlo simulation model to determine the fair value of the performance shares for total stockholder return.  The target grants (as revised for non-vested forfeitures) currently approximate 114,000 and 171,000 shares, respectively, with a weighted average grant-date fair value of $6.33 per share.  The actual number of shares issued on the vesting dates could range from zero to 200% of target, depending upon actual performance achieved.  Based on the market price of the Company’s common stock at January 31, 2015, the maximum future value that could be awarded on the vesting dates was $1.2 million for the two-year target awards and $1.8 million for the three-year target awards.

NOTE 10 — Other Income (Expense)

Other income (expense) consisted of the following for the periods identified below (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Interest expense	$(258)	$(253)	$(133)
Interest income, net	68	62	43
Gain (loss) on investments carried at fair value	(1)	—	76
Total other income (expense)	$(191)	$(191)	$(14)

NOTE 11 — Income Taxes

The provision for income taxes consisted of the following for the fiscal periods identified below (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Current:
Federal tax expense (benefit)	$(248)	$107	$(127)
State tax expense (benefit)	283	(112)	184
Current tax expense (benefit)	35	(5)	57
Deferred tax expense (benefit)	(37,937)	—	40
Income tax provision (benefit)	$(37,902)	$(5)	$97

The following presents a reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate for the fiscal periods ended:

	January 31, 2015	February 1, 2014	February 2, 2013
Federal income tax (benefit) at statutory rate	35.0%	35.0%	(35.0)%
State income tax, net of federal benefit	4.6	0.4	0.5
Change in valuation allowance	(447.6)	(33.7)	34.8
Reserve for unrecognized tax benefits	0.6	(2.4)	(0.5)
Officer compensation expense	—	—	0.3
Other	(3.4)	0.6	0.5
Effective income tax rate	(410.8)%	(0.1)%	0.6%

Significant components of the Company's deferred income tax assets and liabilities are as follows (in thousands):

	January 31, 2015	February 1, 2014
Deferred tax assets:
Accrued Friendship Rewards loyalty liability	$1,180	$1,301
Accrued incentives	—	1,434
Merchandise inventories	1,291	1,351
Deferred rent and deferred lease incentives	6,426	3,418
Stock-based compensation expense	2,152	2,303
Net operating loss carryforwards	24,875	26,857
Contribution carryforwards	159	202
Tax credit carryforwards	706	984
Depreciation and amortization	46	2,651
Other accrued liabilities	1,555	2,169
Total deferred tax assets	38,390	42,670
Less: Valuation allowance	(28)	(42,223)
Deferred tax assets, net of valuation allowance	38,362	447
Deferred tax liabilities:
Other	(424)	(447)
Total deferred tax liabilities	(424)	(447)
Net deferred tax assets	$37,938	$—

Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income.  ASC 740 Income Taxes requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period. Forming a conclusion that a valuation allowance is not needed is difficult when negative evidence such as cumulative losses exists. As a result of management's evaluation in fiscal 2011, a non-cash provision of $10.6 million was recognized to establish a valuation allowance against deferred tax assets as there was insufficient positive evidence to overcome the negative evidence related to the Company's cumulative losses. In the fourth quarter of fiscal 2014, the Company released the vast majority of the valuation allowance based on two consecutive years of profitability, three years of cumulative positive earnings achieved in the fourth quarter of fiscal 2014 and the Company’s forecast of continued profitability in fiscal 2015.  A small valuation allowance was retained for state net operating loss carryforwards that may expire before they are utilized.  The release of the valuation allowance resulted in a $41.3 million benefit to the income tax provision in fiscal 2014.

As of January 31, 2015, the Company has federal and state net operating loss carryforwards which will reduce future taxable income. Approximately $24.7 million in net federal tax benefits are available from these federal loss carryforwards of approximately $70.5 million, and an additional $0.7 million is available in net tax credit carryforwards. Included in the federal net operating loss is approximately $5.6 million of loss generated by deductions related to equity-based compensation, the tax effect of which will be recorded to additional paid in capital when utilized. The state loss carryforwards will result in net state tax benefits of approximately $2.2 million. The federal net operating loss carryovers will expire in November 2032 and beyond. The Company has analyzed equity ownership changes and determined its net operating losses will not be limited under IRC Section 382.  The state net operating loss carryforwards will expire in November 2015 and beyond. Additionally, the Company has charitable contribution carryforwards that will expire in 2015 and beyond.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at January 28, 2012	$856
Additions based on tax positions related to the current year	283
Reductions for tax positions of previous years	(39)
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(107)
Balance at February 2, 2013	993
Additions based on tax positions related to the current year	152
Reductions for tax positions of previous years	(152)
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(236)
Balance at February 1, 2014	757
Additions based on tax positions related to the current year	180
Additions for tax positions of previous years	24
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(85)
Balance at January 31, 2015	$876

The Company's liability for unrecognized tax benefits is recorded within other non-current liabilities. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of January 31, 2015 and February 1, 2014 were $0.6 million and $0.5 million, respectively.

Interest and penalties related to unrecognized tax benefits of approximately $53 thousand, $47 thousand and $42 thousand were recognized as components of income tax expense in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. At January 31, 2015 and February 1, 2014, approximately $0.2 million and $0.1 million, respectively, was accrued for the potential payment of interest and penalties.

The Company and its subsidiaries are subject to U.S. federal income taxes and the income tax obligations of various state and local jurisdictions. Fiscal 2011 is currently under exam by the Internal Revenue Service. Periods after fiscal 2011 remain subject to examination by the Internal Revenue Service. With few exceptions, the Company is not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2010.  As of January 31, 2015, the Company had no other ongoing audits in various jurisdictions and does not expect the liability for unrecognized tax benefits to significantly increase or decrease in the next twelve months.

NOTE 12 — Earnings Per Share

The calculation of EPS shown below excludes the income attributable to participating securities from the numerator.

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Numerator (in thousands):
Net income (loss) attributable to Christopher & Banks Corporation	$47,126	$8,690	$(16,076)
Income allocated to participating securities	(155)	(32)	—
Net income (loss) available to common stockholders	$46,971	$8,658	$(16,076)
Denominator (in thousands):
Weighted average common shares outstanding - basic	36,819	36,246	35,694
Dilutive shares	934	898	—
Weighted average common and common equivalent shares outstanding - diluted	37,753	37,144	35,694
Net earnings per common share:
Basic	$1.28	$0.24	$(0.45)
Diluted	$1.24	$0.23	$(0.45)

Total stock options of approximately 0.3 million, 0.5 million and 3.7 million were excluded from the shares used in the computation of diluted earnings per share for fiscal 2014, fiscal 2013 and fiscal 2012, respectively, as they were anti-dilutive.

NOTE 13 — Fair Value Measurements

Assets that are Measured at Fair Value on a Recurring Basis:

The following tables provide information by level for the Company's available-for-sale securities that were measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements
As of January 31, 2015:		Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Short-term investments:
Certificates of deposit	$4,078	$—	$4,078	$—
Commercial paper	7,384	—	7,384	—
Corporate bonds	1,616	—	1,616	—
Municipal bonds	215	—	215	—
Total current assets	13,293	—	13,293	—
Long-term investments:
Corporate bonds	2,853	—	2,853	—
U.S. Agency securities	1,899	—	1,899	—
Total non-current assets	4,752	—	4,752	—
Total assets	$18,045	$—	$18,045	$—

		Fair Value Measurements
As of February 1, 2014:		Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Short-term investments:
Certificates of deposit	$5,387	$—	$5,387	$—
Commercial paper	5,571	—	5,571	—
Corporate bonds	817	—	817	—
U.S. Agency securities	1,207	—	1,207	—
Total current assets	12,982	—	12,982	—
Long-term investments:
Municipal bonds	224	—	224	—
Corporate bonds	1,654	—	1,654	—
U.S. Agency securities	1,265	—	1,265	—
Total non-current assets	3,143	—	3,143	—
Total assets	$16,125	$—	$16,125	$—

As of January 31, 2015, the Company's available-for-sale securities were valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets in which there were fewer transactions.  There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during fiscal 2014. Consistent with Company policy, it recognizes transfers into levels and transfers out of levels on the date of the event or when a change in circumstances causes a transfer.

Assets that are Measured at Fair Value on a Non-recurring Basis:

The following table summarizes certain information for non-financial assets as of January 31, 2015 and February 1, 2014 that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date (in thousands):

		Fair Value Measurements
		Using Inputs Considered as
Description	Fair Value	Level 1	Level 2	Level 3	Realized Losses
Assets as of January 31, 2015
Long-lived assets held and used	$54	$—	$—	$54	$(216)
Assets as of February 1, 2014
Long-lived assets held and used	$5	$—	$—	$5	$(140)

The Company recorded approximately $0.2 million in impairment charges on long-lived assets held and used with a carrying value of approximately $0.3 million, resulting in a fair value of approximately $0.1 million, which was included in earnings for fiscal 2014. Long-lived assets held and used with a carrying amount of $0.1 million were written down to their fair value of $5 thousand, resulting in an impairment charge of $0.1 million, which was included in earnings for fiscal 2013.

The fair value of the long-lived assets above was determined using a discounted cash flow approach as discussed in Note 1  - Nature of Business and Significant Accounting Policies. The fair value measurement of the long-lived assets encompasses the following significant unobservable inputs:

	Range
Unobservable Inputs	Fiscal 2014	Fiscal 2013
Weighted Average Cost of Capital (WACC)	15%	15.8%
Annual sales growth	(3%) to 3.5%	3% to 9.8%

NOTE 14 — Employee Benefit Plans and Employment Agreements

401(k) Plan

The Company has established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for the benefit of all employees who meet certain eligibility requirements, which are primarily age, length of service and hours of service. The plan allows eligible employees to invest from 1% to 60% of their compensation, subject to dollar limits as established by the federal government. The plan allows for discretionary Company matching contributions. Effective March 8, 2009, the Company discontinued its discretionary matching contributions. The Company reinstated its discretionary matching contributions during fiscal 2013, and made matching contributions totaling approximately $0.5 million and $0.2 million for fiscal 2014 and fiscal 2013, respectively. There were no Company contributions made during fiscal 2012. The Company does not offer any other post-retirement, post-employment or pension benefits to directors or employees.

Severance Agreements

In April 2011, the Company entered into new severance agreements with certain Executive Officers. These severance agreements provide that the individual is and remains an at-will employee and thus may be terminated at any time with or without “cause” as defined in the agreement. If the employee is terminated “without cause” and executes a general release of claims in favor of the Company, the Company is obligated to pay the executive officer a severance payment in the aggregate equal to six months of such executive officer's salary, and the employee is required to refrain from engaging in certain competitive activities or soliciting employees to terminate their employment with the Company for a period of one year following termination of such executive officer's employment.

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

The amount of the award for each of the recipients was equal to such recipient’s annualized base salary without regard to bonuses and other incentive compensation in effect immediately prior to the distribution, but not less than such recipient’s highest annualized base salary in effect within the 12-month period immediately preceding the change in control.

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

Total rental expense for all leases was as follows for the fiscal periods ended (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Minimum rent	$38,720	$32,547	$33,378
Contingent rent	3,914	7,602	6,980
Maintenance, taxes and other	17,577	17,766	20,651
Amortization of deferred lease incentives	(2,229)	(2,383)	(3,237)
Total rent expense	$57,982	$55,532	$57,772

Future minimum rental commitments for operating leases where the Company has a defined occupancy date are as follows (in thousands):

	Operating Leases
	Retail Store	Vehicles/
	Facilities	Other	Total
Less than 12 months	$34,866	$272	$35,138
12 - 24 months	29,254	115	29,369
25 - 36 months	22,629	18	22,647
37 - 48 months	19,533	—	19,533
49 - 60 months	16,357	—	16,357
Greater than 60 months	48,977	—	48,977
Total minimum lease payments	$171,616	$405	$172,021

In addition to the amounts listed above, the Company has approximately $7.2 million of minimum rental commitments for locations where an occupancy date has not yet been established with the landlord.  These leases are generally each for a 10-year term.

NOTE 16 — Legal Proceedings

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

NOTE 17 — Sources of Supply

The Company's ten largest vendors accounted for approximately 70%, 70% and 56% of total merchandise purchases in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. One of the Company’s suppliers accounted for approximately 28%, 19%, and 18% of merchandise purchases during fiscal 2014, fiscal 2013 and fiscal 2012, respectively. Another supplier accounted for approximately 10% and 11% of merchandise purchases during fiscal 2014 and fiscal 2013, respectively. Although the Company has strong relationships with these vendors, there can be no assurance that these relationships can be maintained in the future or that these vendors will continue to supply merchandise to the Company. If there should be any significant disruption in the supply of merchandise from these vendors, management believes that production could be shifted to other suppliers so as to continue to secure the required volume of product. Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on the Company's financial position or results of operations.

NOTE 18 — Segment Reporting

In the table below, the Retail Operations reportable segment includes activity generated by the Company’s retail store locations (Christopher & Banks, C.J. Banks, Missy Petite Women ("MPW") and Outlet stores) as well as its eCommerce business. The “Corporate/Administrative” column, which primarily represents operating activity at the corporate office and distribution center facility, is presented to allow for reconciliation of segment-level net sales, operating income (loss) and total assets to consolidated net sales, operating income (loss) and total assets. Segment operating income (loss) includes only net sales, merchandise gross margin and direct store expenses with no allocation of corporate overhead.

During fiscal 2014, fiscal 2013 and fiscal 2012, the Company recorded a net charge (benefit) of approximately $0.2 million, $0.1 million and $(5.2) million, respectively, related to restructuring and impairment which included $0.2 million, $0.1 million and $0.4 million, respectively of expense related to store-level asset impairment charges included in the operating income (loss) for the Retail Operations segment.

	Retail	Corporate/
(in thousands)	Operations	Administrative	Consolidated
Fiscal 2014
Net sales	$418,584	$—	$418,584
Depreciation and amortization	9,166	2,620	11,786
Operating income (loss)	60,830	(51,415)	9,415
Total assets	95,538	100,499	196,037

Fiscal 2013
Net sales	$435,754	$—	$435,754
Depreciation and amortization	9,757	3,411	13,168
Operating income (loss)	63,633	(54,757)	8,876
Total assets	95,631	53,347	148,978

Fiscal 2012
Net sales	$430,302	$—	$430,302
Depreciation and amortization	14,122	4,473	18,595
Operating income (loss)	31,363	(47,328)	(15,965)
Total assets	96,454	39,478	135,932

NOTE 19 — Related-Party Transactions

The Company or its subsidiaries have for the past several years purchased goods from or through G-III Apparel Group Ltd. (“G-III”) or its related entities. On January 3, 2011, Morris Goldfarb, the Chairman of the Board and Chief Executive Officer of G-III, became a director of the Company. On June 27, 2013, Mr. Goldfarb ceased to be a member of the Board as he did not stand for re-election at the Company's annual meeting of stockholders in June 2013. Payments made by the Company and its subsidiaries to G-III and its related entities aggregated approximately $1.1 million, $1.2 million and $1.4 million for fiscal 2014, fiscal 2013 and fiscal 2012, respectively. As of January 31, 2015 and February 1, 2014, the Company had a balance due to G-III or its related entities of approximately $12 thousand and $0.1 million, respectively.

NOTE 20 — Quarterly Financial Data (Unaudited)

	Fiscal 2014 Quarters (1)
(in thousands, except per share data)	First	Second	Third	Fourth (2)
Net sales	$103,366	$106,633	$110,610	$97,975
Operating income (loss)	2,792	3,250	9,344	(5,971)
Net income	2,616	3,362	8,983	32,164

Net income per share data:
Basic	$0.07	$0.09	$0.24	$0.87
Diluted	$0.07	$0.09	$0.24	$0.86

	Fiscal 2013 Quarters (1)
(in thousands, except per share data)	First	Second	Third	Fourth
Net sales	$108,519	$104,233	$118,077	$104,925
Operating income (loss)	782	(1)	8,613	(518)
Net income (loss)	629	(265)	8,612	(286)

Net income (loss) per share data:
Basic	$0.02	$(0.01)	$0.24	$(0.01)
Diluted	$0.02	$(0.01)	$0.23	$(0.01)

(1)	The summation of quarterly per share data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.
(2)

As described in Note 1, in connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended January 31, 2015, the Company determined that its calculation of deferred rent expense was incorrect.  The Company corrected the error in the fourth quarter of fiscal 2014, which resulted in an increase to rent expense of approximately $3.6 million.  The effect of the correction was to decrease operating income for the 2014 fourth quarter by approximately $3.6 million; net income for the fourth quarter was reduced by approximately $2.2 million.  The Company has concluded that this correction is immaterial to the related consolidated financial statements as a whole.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no matters which are required to be reported under Item 9.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2015. Disclosure controls and procedures (as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls and procedures included a review of the control objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In conducting this evaluation, our CEO and CFO concluded there is a material weakness in the design and operating effectiveness of our internal control over financial reporting, as described below. As a result of such evaluation and this conclusion, our CEO and CFO also have concluded that our disclosure controls and procedures were not effective as of January 31, 2015.

Due to the material weakness reported as of January 31, 2015, management performed additional analysis and procedures to ensure that our consolidated financial statements included in this Annual Report were presented fairly in conformity with generally accepted accounting principles and fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f)  and 15d-15(f) of the Securities Exchange Act. Under the supervision and with the participation of management, including our CEO and CFO, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of January 31, 2015, based on the criteria set forth in Internal Control – Integrated Framework (1992) (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management identified a material weakness in our internal control over financial reporting as described below. As a result of this material weakness, management concluded that, as of January 31, 2015, our internal control over financial reporting was not effective based on the Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We had a material weakness in our internal control over financial reporting as of January 31, 2015 because we concluded that we did not adequately design controls to communicate all significant terms for lease amendments, and review the terms of new or modified store leases. This led to the Company’s use of inaccurate lease information in the accounting for rent expense, analysis of potential impairment of long-lived assets and in the calculation of certain deferred tax assets.

The material weakness resulted in misstatements in rent expense that were corrected in the fourth quarter of fiscal 2014, prior to the issuance of the Company’s consolidated financial statements.  Furthermore, a reasonable possibility exists that a material misstatement in the Company’s consolidated financial statements will not be prevented or detected on a timely basis.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

KPMG LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 31, 2015, and has issued an adverse report which is included in Item 8 of this Annual Report on Form 10-K.

Management Remediation Plan

Management has implemented and continues to implement changes to our internal control over financial reporting to remediate the identified control deficiencies. We are creating remediation plans and actions to further improve our lease accounting process and analysis which include reviews of all store lease amendments by accounting personnel, and monthly meetings between real estate and accounting personnel to discuss the scope and nature of lease amendments being executed.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors required by Item 10 is incorporated herein by reference to the section entitled, “Item 1 Election of Directors,” in the Proxy Statement. Information regarding our executive officers is included in Part I, Item 4A of this Annual Report on Form 10-K in the section entitled “Executive Officers of the Registrant.” Information concerning compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance,” and such information is incorporated herein by reference. Information regarding our Audit Committee and audit committee financial experts is included in the Proxy Statement under the section entitled “Meetings and Committees of the Board of Directors - The Audit Committee,” and such information is incorporated by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled “Executive Compensation,” “Meetings and Committees of the Board of Directors — Compensation Program for Non-Employee Directors” and “Meetings and Committees of the Board of Directors —Non-Employee Director Compensation for Fiscal 2014” in the Proxy Statement.

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

(3)Exhibits:

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

10.22	2006 Senior Executive Incentive Plan (incorporated herein by reference to Appendix B to Definitive Proxy Statement filed June 14, 2006)**
10.23	Amendment No. 1 to Christopher & Banks Corporation 2006 Senior Executive Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 28, 2007)**
10.24	Christopher & Banks Corporation 2009 Qualified Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 4, 2009)**
10.25

Form of Severance Agreement between Christopher & Banks Corporation and certain of its Executive Officers (incorporated herein by reference to Exhibit 10.1 to Current Report on 8-K filed April 20, 2011)**

10.26

Form of Indemnification Agreement between Christopher & Banks Corporation, its directors and certain of its executive officers (incorporated herein by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended August 27, 2011 filed October 6, 2011)**

10.27

Agreement by and between Christopher & Banks Corporation and Joel N. Waller effective as of January 3, 2012 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed January 6, 2012)**

10.28

Amended Agreement between Christopher & Banks Corporation and Joel N. Waller effective as of February 29, 2012 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed March 1, 2012)**

10.29

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

10.30

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

10.32

Eighth Amendment, dated March 22, 2012, to the Amended and Restated Credit and Security Agreement, originally dated November 4, 2005, by and between Christopher & Banks, Inc., Christopher & Banks Company, Christopher & Banks Corporation and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 5, 2012)

10.33

Form of Stock Option Agreement (Nonqualified Stock Option) under the Second Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 30, 2012)**

10.34

Form of Performance-Based Restricted Stock Agreement under the Second Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 30, 2012)**

10.35

Agreement by and between Christopher & Banks Corporation and Peter G. Michielutti effective as of April 20, 2012 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed April 24, 2012)**

10.36

Performance-Based Restricted Stock Agreement by and between Christopher & Banks Corporation and Peter G. Michielutti effective as of April 23, 2012 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed April 24, 2012)**

10.37

Second Amended and Restated Credit Agreement, dated as of July 12, 2012, among Christopher & Banks Corporation, as the Lead Borrower For The Borrowers Named Herein, The Guarantors from time to time party hereto, Wells Fargo Bank, National Association, as Lender (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 16, 2012)

10.38

Security Agreement by Christopher & Banks Corporation, as Lead Borrower, and The Other Borrowers and Guarantors Party Hereto From Time to Time, and Wells Fargo Bank, National Association, as Lender, dated as of July 12, 2012 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 16, 2012)

10.39	Christopher & Banks Corporation 2012 Management Retention Plan (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed July 16, 2012)**

10.40	Christopher & Banks Corporation Form of Retention Agreement (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed July 16, 2012)**
10.41

Amended Agreement between Christopher & Banks Corporation and Joel N. Waller effective as of October 2, 2012 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 2, 2012)**

10.42

Amendment No. 1 effective as of October 2, 2012 to Non-Qualified Stock Option Agreement entered into between the Company and Joel Waller effective December 14, 2011 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 2, 2012)**

10.43

Employment Agreement between Christopher & Banks Corporation and LuAnn Via, dated as of October 29, 2012 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 1, 2012)**

10.44

Annual Incentive Non-Qualified Stock Option Agreement effective as of November 26, 2012 between LuAnn Via and Christopher & Banks Corporation (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed November 29, 2012)**

10.45

Long-Term Incentive Non-Qualified Stock Option Agreement effective as of November 26, 2012 between LuAnn Via and Christopher & Banks Corporation (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed November 29, 2012)**

10.46	Form of Christopher & Banks Corporation Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 1, 2013)**
10.47

Form of Time-Based Restricted Stock Agreement under the Christopher & Banks Corporation Second Amended and Restated 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 1, 2013)**

10.48

Severance Agreement between Christopher & Banks Corporation and Pete Michielutti dated January 30, 2013 (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K filed February 1, 2013)**

10.49

Amendment No. 1, dated May 2, 2013, to the Employment Agreement between Christopher & Banks Corporation and LuAnn Via entered into as of October 29, 2012 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 3, 2013)**

10.50

Separation Agreement and Release dated June 21, 2013 between Christopher & Banks Corporation and Michael J. Lyftogt (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed on June 25, 2013)**

10.51

Amendment to Non-Qualified Stock Option Agreement between Christopher & Banks Corporation and Morris Goldfarb (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 28, 2013)**

10.52	Christopher & Banks Corporation 2013 Directors' Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 28, 2013)**
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

10.55	Christopher and Banks Corporation 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 27, 2014)**
10.56	Christopher and Banks Corporation 2014 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 27, 2014)**
10.57

Amended and Restated Employment Agreement between Christopher and Banks Corporation and LuAnn Via effective as of June 26, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 27, 2014)**

10.58

First Amendment, dated September 8, 2014, to the Second Amended and Restated Credit Agreement, dated July 12, 2012, by and among Christopher & Banks Corporation, Christopher & Banks, Inc. and Christopher & Banks Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 8, 2014)

10.59

Christopher & Banks Corporation Non-Employee Director Deferred Stock Plan, Amended and Restated effective December 8, 2014 (incorporated herein by reference to Exhibit 10.1 to Current  Report on Form 8-K filed December 10, 2014)**

10.60

Form of Performance Award Agreement under the Christopher & Banks Corporation 2014 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 26, 2015)**

10.61

Form of Time-Based Restricted Stock Agreement under the Christopher & Banks Corporation 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 26, 2015)**

14.1	Code of Conduct of Christopher & Banks Corporation (incorporated herein by reference to Exhibit 14.1 to Current Report on Form 8-K/A filed March 26, 2015)
21.1	Subsidiaries of Christopher & Banks Corporation (incorporated herein by reference to Exhibit 21.1 to Annual Report on Form 10-K for the fiscal year ended March 1, 2008 filed May 15, 2008)
23.1*	Consent of KPMG LLP
24.1*	Powers of Attorney
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

Financial statements from the Annual Report on Form 10-K of Christopher & Banks Corporation for the fiscal year ended January 31, 2015, formatted in Extensible Business Reporting Language ("XBRL"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

*	Filed herewith
**	Management agreement or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 9, 2015.

CHRISTOPHER & BANKS CORPORATION

By:	/s/ LuAnn Via
LuAnn Via
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ LuAnn Via	President, Chief Executive Officer and Director	April 9, 2015
	LuAnn Via	(Principal Executive Officer)

	/s/ Peter G. Michielutti	Executive Vice President, Chief Operating	April 9, 2015
	Peter G. Michielutti	Officer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

	*	Non-Executive Chairman and Director
Paul L. Snyder

	*	Director
Mark A. Cohn

	*	Director
Anne L. Jones

	*	Director
David A. Levin

	*	Director
William F. Sharpe, III

	*	Director
Patricia A. Stensrud

	*	Director
Lisa W. Wardell

*By	/s/ Peter G. Michielutti
Peter G. Michielutti
Attorney-in-Fact pursuant to Powers of Attorney filed herewith