Form 10-Q
period 2015-05-02
CHRISTOPHER & BANKS CORP
filed 2015-06-11
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2015

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

As of May 29, 2015 there were 37,204,662 shares of the registrant's common stock outstanding.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	May 2, 2015	January 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,898	$37,245
Short-term investments	12,382	13,293
Accounts receivable	5,659	4,000
Merchandise inventories	50,844	45,318
Prepaid expenses and other current assets	9,214	6,700
Deferred income taxes	3,170	3,550
Income taxes receivable	629	845
Total current assets	105,796	110,951
Property, equipment and improvements, net	51,270	45,107
Other non-current assets:
Long-term investments	1,906	4,752
Deferred income taxes	35,652	34,388
Other assets	812	839
Total other non-current assets	38,370	39,979
Total assets	$195,436	$196,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,499	$18,411
Accrued salaries, wages and related expenses	5,988	2,957
Accrued liabilities and other current liabilities	22,818	23,988
Total current liabilities	44,305	45,356
Non-current liabilities:
Deferred lease incentives	7,891	7,110
Deferred rent obligations	6,972	6,390
Other non-current liabilities	1,202	1,292
Total non-current liabilities	16,065	14,792

Commitments	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 46,995 and 46,720 shares issued, and 37,204 and 36,929 shares outstanding at May 2, 2015 and January 31, 2015, respectively	469	466
Additional paid-in capital	124,855	124,242
Retained earnings	122,453	123,894
Common stock held in treasury, 9,791 shares at cost at May 2, 2015 and January 31, 2015	(112,712)	(112,711)
Accumulated other comprehensive income (loss)	1	(2)
Total stockholders’ equity	135,066	135,889
Total liabilities and stockholders’ equity	$195,436	$196,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Thirteen Weeks Ended

	May 2,	May 3,
	2015	2014

Net sales	$91,621	$103,366
Costs and expenses:	—
Merchandise, buying and occupancy	59,412	65,461
Selling, general and administrative	31,989	32,206
Depreciation and amortization	2,716	2,907
Total costs and expenses	94,117	100,574
Operating (loss) income	(2,496)	2,792
Other expense	(7)	(52)
(Loss) income before income taxes	(2,503)	2,740
Income tax (benefit) provision	(1,061)	124
Net (loss) income	$(1,442)	$2,616

Basic (loss) income per share:
Net (loss) income	$(0.04)	$0.07
Basic shares outstanding	36,845	36,279

Diluted (loss) income per share:
Net (loss) income	$(0.04)	$0.07
Diluted shares outstanding	36,845	37,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	Thirteen Weeks Ended

	May 2, 2015	May 3, 2014

Net (loss) income	$(1,442)	$2,616
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period, net of taxes of $2 and $0, respectively	3	1
Total other comprehensive income	3	1
Comprehensive (loss) income	$(1,439)	$2,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Cash flows from operating activities:
Net (loss) income	$(1,442)	$2,616
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,716	2,907
Deferred income taxes, net	(883)	—
Gain on investment, net	(2)	—
Amortization of premium on investments	16	19
Amortization of financing costs	15	18
Deferred lease-related liabilities	820	781
Stock-based compensation expense	639	841
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,659)	(3,487)
Increase in merchandise inventories	(5,525)	(5,281)
Increase in prepaid expenses and other assets	(2,504)	(1,745)
Decrease (increase) in income taxes receivable	216	(235)
Decrease in accounts payable	(3,166)	(7,574)
Increase (decrease) in accrued liabilities	1,626	(910)
(Decrease) increase in other liabilities	(112)	115
Net cash used in operating activities	(9,245)	(11,935)
Cash flows from investing activities:
Purchases of property, equipment and improvements	(7,825)	(4,206)
Maturities and sales of available-for-sale investments	3,747	4,649
Net cash (used in) provided by investing activities	(4,078)	443
Cash flows from financing activities:
Shares redeemed for payroll taxes	(24)	(88)
Exercise of stock options	—	40
Net cash used in financing activities	(24)	(48)
Net decrease in cash and cash equivalents	(13,347)	(11,540)
Cash and cash equivalents at beginning of period	37,245	41,074
Cash and cash equivalents at end of period	$23,898	$29,534
Supplemental cash flow information:
Accrued purchases of equipment and improvements	$1,795	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — Basis of Presentation

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Christopher & Banks Corporation and its subsidiaries (collectively referred to as “Christopher & Banks”, “the Company”, “we” or “us”) pursuant to the current rules and regulations of the United States ("U.S.") Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted, pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

The results of operations for the interim period shown in this report are not necessarily indicative of results to be expected for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal adjustments, except as otherwise stated in these notes, necessary to present fairly our financial position as of May 2, 2015, and January 31, 2015, our results of operations for the thirteen-week periods ended May 2, 2015 and May 3, 2014, and our cash flows for the thirteen-week periods ended May 2, 2015, and May 3, 2014.

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

NOTE 2 — Investments

Investments as of May 2, 2015, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale securities:
Certificates of deposit	$3,840	$1	$—	$3,841
Commercial paper	6,490	2	(1)	6,491
Corporate bonds	1,838	—	—	1,838
Municipal bonds	211	1	—	212
Total short-term investments	12,379	4	(1)	12,382
Long-term investments:
Available-for-sale securities:
Corporate bonds	1,007	—	(1)	1,006
U.S. Agency securities	900	—	—	900
Total long-term investments	1,907	—	(1)	1,906
Total investments	$14,286	$4	$(2)	$14,288

Investments as of January 31, 2015, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale securities:
Certificates of deposit	$4,080	$—	$(2)	$4,078
Commercial paper	7,384	3	(3)	7,384
Corporate bonds	1,615	1	—	1,616
Municipal bonds	214	1	—	215
Total short-term investments	13,293	5	(5)	13,293
Long-term investments:
Available-for-sale securities:
Corporate bonds	2,857	—	(4)	2,853
U.S. Agency securities	1,900	—	(1)	1,899
Total long-term investments	4,757	—	(5)	4,752
Total investments	$18,050	$5	$(10)	$18,045

The Company had $14.3 million of investments as of May 2, 2015. During the thirteen weeks ended May 2, 2015, there were no purchases of available-for-sale securities and approximately $3.7 million of maturities and sales of available-for-sale securities. During the thirteen weeks ended May 3, 2014, there were no purchases of available-for-sale securities and approximately $4.6 million of maturities and sales of available-for-sale securities. There were no other-than-temporary impairments of available-for-sale securities during the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively.

Expected maturities of the Company's investments are as follows (in thousands):

May 2, 2015
Due in one year or less	$12,382
Due after one year through five years	1,906
Total investments	$14,288

NOTE 3 — Merchandise Inventories and Sources of Supply

Merchandise inventories consisted of the following (in thousands):

	May 2, 2015	January 31, 2015
Merchandise - in store/eCommerce	$46,285	$33,534
Merchandise - in transit	4,559	11,784
Total merchandise inventories	$50,844	$45,318

The Company does not have long-term purchase commitments or arrangements with any of its suppliers or agents. Of the two vendors supplying 10% or more of the Company’s merchandise purchases during the thirteen-week periods ended May 2, 2015 and May 3, 2014, one supplier accounted for approximately 28% and 27%  of  merchandise purchases, respectively.  A second supplier provided approximately 10% of merchandise purchases during each of the thirteen-week periods ended May 2, 2015 and May 3, 2014.  No other vendor supplied greater than 10% of the Company's merchandise purchases during the thirteen-week periods ended May 2, 2015 and May 3, 2014.

NOTE 4 — Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following (in thousands):

Description	Estimated Useful Life	May 2, 2015	January 31, 2015
Land	—	$1,597	$1,597
Corporate office, distribution center and related building improvements	25 years	12,616	12,616
Store leasehold improvements	Shorter of the useful life or term of related lease, typically 10 years	50,202	51,700
Store furniture and fixtures	3 to 10 years	69,629	70,083
Corporate office and distribution center furniture, fixtures and equipment	7 years	4,381	4,344
Computer and point of sale hardware and software	3 to 5 years	32,689	32,888
Construction in progress	—	9,537	2,721
Total property, equipment and improvements, gross		180,651	175,949
Less accumulated depreciation and amortization		(129,381)	(130,842)
Total property, equipment and improvements, net		$51,270	$45,107

The Company reviews long-lived assets with definite lives at least annually, or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. As a result of an impairment analysis, which included the evaluation of individual under-performing stores and the assessment of the recoverability of the carrying value of the improvements and equipment related to each of the stores, there were no long-lived asset impairments recorded during the thirteen-week periods ended May 2, 2015, and May 3, 2014.

The Company's assessment of the recoverability of the carrying value of its assets involves the projection of future cash flows, which requires the use of significant estimates and assumptions. Differences in circumstances or estimates could produce significantly different results.

NOTE 5 — Accrued Liabilities

Accrued liabilities and other current liabilities consisted of the following (in thousands):

	May 2, 2015	January 31, 2015
Gift card and store credit liabilities	$6,291	$8,170
Accrued Friendship Rewards Program loyalty liability	3,930	3,731
Accrued income, sales and other taxes payable	2,296	1,578
Accrued occupancy-related expenses	3,357	3,957
Sales return reserve	1,909	1,077
Other accrued liabilities	5,035	5,475
Total accrued liabilities and other current liabilities	$22,818	$23,988

NOTE 6 — Credit Facility

On September 8, 2014, the Company entered into an amendment (“the Amendment”) to its existing Credit Agreement (the "Credit Facility") with Wells Fargo Bank, National Association ("Wells Fargo") as Lender. The Amendment, among other changes, (i) extended the term of the Credit Facility to September 8, 2019; (ii) reduced the rates at which borrowings will generally accrue interest and reduced the commitment fee rate; (iii) modified the calculation of the Borrowing Base to provide for potential additional capacity, as the Borrowing Base serves as a limit on the overall amount of revolving loans and letters of credit that may be outstanding at any one time under the Credit Facility; (iv) excluded from the limitation on store closings the consolidation of Christopher & Banks stores and C.J. Banks stores into MPW stores; and (v) modified the definition of Payment Conditions.  The Company recorded approximately $0.1 million of deferred financing costs in the third quarter of fiscal 2014 in connection with the Amendment. The deferred financing costs have been combined with the balance of the deferred financing costs remaining from the Credit Facility dated July 12, 2012, and all are recorded within other assets on the condensed consolidated balance sheet and are being amortized as interest expense over the related term of the Amendment.

The Credit Facility provides the Company with revolving credit loans of up to $50.0 million in the aggregate, subject to a borrowing base formula based primarily on eligible credit card receivables, inventory and real estate, as such terms are defined in the Credit Facility.    Up to $10.0 million may be drawn in the form of standby and documentary letters of credit.  The Company’s obligations under the Credit Facility are secured by the assets of the Company and its subsidiaries.

Borrowings under the Credit Facility will generally accrue interest at a rate ranging from 1.50% to 1.75% over the London Interbank Offered Rate ("LIBOR") or 0.50% to 0.75% over the Wells Fargo Prime Rate based on the amount of Average Daily Availability for the Fiscal Quarter immediately preceding each Adjustment Date, as such term is defined in the Credit Facility.  The Company has the ability to select between the LIBOR or prime based rate at the time of the cash advance.  The Credit Facility has an unused commitment fee of 0.25%.  Fees for letters of credit range from 1.00% to 1.75%, depending upon the Average Daily Availability for the Fiscal Quarter immediately preceding each Adjustment Date.

The Credit Facility contains customary events of default and various affirmative and negative covenants. The sole financial covenant contained in the Credit Facility requires the Company to maintain availability at least equal to the greater of (a) ten percent (10%) of the Borrowing Base or (b) $3.0 million. In addition, the Credit Facility permits the payment of dividends to the Company's shareholders if certain financial conditions are met. The Company was in compliance with all covenants and other financial provisions as of May 2, 2015.

The Company had no revolving credit loan borrowings under the Credit Facility during each of the thirteen-week periods ended May 2, 2015, and May 3, 2014. Historically, the Company's credit facility has been utilized only to open letters of credit. The total Borrowing Base at May 2, 2015, was approximately $39.1 million. As of May 2, 2015, the Company had open on-demand letters of credit of approximately $0.7 million. Accordingly, after reducing the Borrowing Base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the Borrowing Base, the net availability of revolving credit loans under the Credit Facility was approximately $34.5 million at May 2, 2015.

NOTE 7 — Income Taxes

The Company's liability for unrecognized tax benefits associated with uncertain tax positions is recorded within other non-current liabilities. There has been no material change in the reserve for unrecognized tax benefits since the end of the previous year. The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense.

The Company and its subsidiaries are subject to U.S. federal income taxes and the income tax obligations of various state and local jurisdictions. Periods after fiscal 2011 remain subject to examination by the IRS. With few exceptions, the Company is not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2010. As of May 2, 2015, the Company had no other ongoing audits and does not expect the liability for unrecognized tax benefits to significantly increase or decrease in the next twelve months.

In April 2015, the Company settled the IRS examination of the Fiscal 2011 tax year.   The settlement was related to certain issues which the Company had previously reflected net of tax within deferred tax assets.  The settlement did not result in an impact to tax expense.

As of May 2, 2015, the Company had a small valuation allowance for state net operating loss carryforwards that may expire before they are utilized.

As of May 2, 2015, the Company had federal and state net operating loss carryforwards which will reduce future taxable income. Approximately $24.7 million in net federal tax benefits were available from these loss carryforwards and an additional $0.6 million was available in net tax credit carryforwards. Included in the federal net operating loss was approximately $5.6 million of loss generated by deductions related to equity-based compensation, the tax effect of which will be recorded to additional paid-in capital when utilized. The state loss carryforwards may result in net state tax benefits of approximately $2.1 million. The federal net operating loss carryovers will expire beginning in November 2032 and beyond. The state net operating loss carryforwards will expire beginning in 2015 and beyond.

NOTE 8 — Earnings Per Share

The Company calculates earnings per share ("EPS") under the guidance in ASC 260-10, "Earnings per Share," which clarifies that unvested share-based payment awards which contain nonforfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are considered participating securities, and thus, should be factored into the two-class method of computing EPS. Participating securities under this statement include some of the Company's unvested employee and director restricted stock awards with time-based vesting, which receive nonforfeitable dividend payments.

The calculation of EPS for common stock shown below excludes the income attributable to unvested employee restricted stock awards from the numerator and excludes the dilutive impact of these shares from the denominator.

	Thirteen Weeks Ended
	May 2,	May 3,
	2015	2014
Numerator (in thousands):
Net (loss) income attributable to Christopher & Banks Corporation	$(1,442)	$2,616
Income allocated to participating securities	—	(11)
Net (loss) income available to common stockholders	$(1,442)	$2,605
Denominator (in thousands):
Weighted average common shares outstanding - basic	36,845	36,279
Dilutive shares	—	960
Weighted average common and common equivalent shares outstanding - diluted	36,845	37,239
Net earnings per common share:
Basic	$(0.04)	$0.07
Diluted	$(0.04)	$0.07

Total stock options of approximately 3.1 million were excluded from the shares used in the computation of diluted earnings per share for the thirteen weeks ended May 3, 2014, as they were anti-dilutive.

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

Assets that are Measured at Fair Value on a Recurring Basis:

The following tables provide information by level for the Company's available-for-sale securities that were measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements
As of May 2, 2015:		Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Short-term investments:
Certificates of deposit	$3,841	$—	$3,841	$—
Commercial paper	6,491	—	6,491	—
Corporate bonds	1,838	—	1,838	—
Municipal bonds	212	—	212	—
Total current assets	12,382	—	12,382	—
Long-term investments:
Corporate bonds	1,006	—	1,006	—
U.S. Agency securities	900	—	900	—
Total non-current assets	1,906	—	1,906	—
Total assets	$14,288	$—	$14,288	$—

		Fair Value Measurements
As of January 31, 2015:		Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Short-term investments:
Certificates of deposit	$4,078	$—	$4,078	$—
Commercial paper	7,384	—	7,384	—
Corporate bonds	1,616	—	1,616	—
Municipal bonds	215	—	215	—
Total current assets	13,293	—	13,293	—
Long-term investments:
Corporate bonds	2,853	—	2,853	—
U.S. Agency securities	1,899	—	1,899	—
Total non-current assets	4,752	—	4,752	—
Total assets	$18,045	$—	$18,045	$—

The Company's available-for-sale securities were valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets in which there were fewer transactions. The Company had $14.3 million of investments as of May 2, 2015, and there were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the thirteen-week periods ended May 2, 2015, and May 3, 2014. According to its policy, the Company recognizes transfers into levels and transfers out of levels on the date of the event or when a change in circumstances causes a transfer.

Assets that are Measured at Fair Value on a Non-recurring Basis:

The Company places amounts into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The Company recorded no impairment charges for the thirteen-week periods ended May 2, 2015 and May 3, 2014.

The Company determines fair value for measuring assets on a non-recurring basis using a discounted cash flow approach as discussed in Note 1, Nature of Business and Significant Accounting Policies in our Form 10-K for the year ended January 31, 2015.  In determining future cash flows, the Company uses its best estimate of future operating results, which requires the use of significant estimates and assumptions, including estimated sales, merchandise margin and expense levels, and the selection of an appropriate discount rate; therefore, differences in the estimates or assumptions could produce significantly different results. General economic uncertainty impacting the retail industry makes it reasonably possible that additional long-lived asset impairments could be identified and recorded in future periods.

The fair value measurement of the long-lived assets encompasses the following significant unobservable inputs:

	Range
Unobservable Inputs	Fiscal 2015	Fiscal 2014
Weighted Average Cost of Capital (WACC)	15%	15%
Annual sales growth	(3%) to 3.5%	(3%) to 3.5%

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

NOTE 11 — Segment Reporting

In the table below, the Retail Operations reportable segment includes activity generated by our retail store locations (Christopher & Banks, C.J. Banks, Missy Petite Women ("MPW") and Outlet stores) as well as our eCommerce business. The “Corporate/Administrative” column, which primarily represents operating activity at the corporate office and distribution center facility, is presented to allow for reconciliation of segment-level net sales, operating (loss) income and total assets to consolidated net sales, operating (loss) income and total assets. Segment operating income (loss)  includes only net sales, merchandise gross margin and direct store expenses with no allocation of corporate overhead.

	Retail	Corporate/
(in thousands)	Operations	Administrative	Consolidated
Thirteen Weeks Ended May 2, 2015
Net sales	$91,621	$—	$91,621
Depreciation and amortization	2,100	616	2,716
Operating income (loss)	11,573	(14,069)	(2,496)
Total assets	112,274	83,162	195,436

Thirteen Weeks Ended May 3, 2014
Net sales	103,366	—	103,366
Depreciation and amortization	2,266	641	2,907
Operating income (loss)	17,647	(14,855)	2,792
Total assets	97,025	47,776	144,801

klkl

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the condensed consolidated financial statements and notes included in Item 1 of this Form 10-Q and the consolidated financial statements, notes and MD&A contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Company Overview

Christopher & Banks Corporation, a Delaware corporation, is a Minneapolis-based retailer of women’s apparel and accessories, which operates retail stores and an eCommerce site through its wholly-owned subsidiaries. As of May 2, 2015, we operated 518 stores in 43 states, including 88 Christopher & Banks ("CB") stores, 75 C.J. Banks ("CJ") stores, 304 Missy, Petite, Women ("MPW") stores and 51 outlet stores. Our Christopher & Banks brand offers unique fashions and accessories featuring exclusively designed, coordinated assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P. Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W. Our MPW and outlet stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the MPW customer in one location. We also operate an eCommerce website for our two brands at www.christopherandbanks.com which, in addition to offering the apparel and accessories found in our stores, also offers exclusive sizes and styles available only online.

We believe we have a unique opportunity to address the needs of our customers by embracing her demographic, women who generally range in age from 45 to 60.  We believe that this demographic is largely overlooked by other retailers. Our overall strategy for our two brands, Christopher & Banks and C.J. Banks, is to offer a compelling, evolving merchandise assortment through our stores and eCommerce website in order to satisfy our customers' expectations for style, quality, value, versatility and fit, while providing knowledgeable and personalized customer service.

Outlook for 2015

Second quarter 2015

We anticipate net sales for the second quarter to be between $100 million and $103 million.  This compares to $106.6 million in net sales in last year’s second quarter.  The expected sales decline versus last year can be attributed primarily to a mid-single digit decline in average store count, as well as potential sales losses due to an inventory imbalance among high volume and low volume stores that we are in the process of addressing.

We expect gross margin to be flat to 50 basis points higher than last year’s second quarter, with continued improvement in merchandise margins slightly offset by the deleveraging of occupancy and other costs of goods sold.

We expect selling, general and administrative (SG&A) dollars to be between $32.5 million and $33.0 million compared to $31.3 million of SG&A expense reported in the second quarter of last year.  The majority of the increase is coming from additional staffing aimed at strengthening our team, an increase in incentive compensation accruals, costs associated with store openings, anticipated increases in medical costs and costs associated with redistributing inventory.

We expect depreciation and amortization to be approximately $3.1 million, compared to $3.0 million in last year’s second quarter.

We expect inventory per square foot to end the quarter approximately flat as compared to the level at the end of the second quarter last year.

During the second quarter we anticipate closing one CB store, and closing seven stores and converting them into five MPW stores.  We also plan on opening one new MPW store and 14 new Outlet stores during this time period.  We expect to operate, on average, 521 stores as compared to 545 stores during last year’s second quarter.

Fiscal 2015

We expect net sales for the full year to be between $416 million and $423 million.  Looking out to the second half of the year, we expect sales growth to significantly improve due to a number of factors.  First, the impact of port delays in the second half of fiscal 2014 is not expected to affect the second half of fiscal 2015.  Second, we expect positive square footage growth in each of the third and fourth quarters associated with new store openings.  And finally, we expect the learnings from the utilization of a newly implemented retail business intelligence tool to benefit sales in the fall and holiday season as our inventory allocation at the individual store level continues to improve.

We expect gross margin to be between 30 and 80 basis points higher than fiscal 2014, excluding the impact of the error correction in fiscal 2014.

We expect SG&A to be between $132.5 million and $135.5 million, compared to $126.4 million in fiscal 2014.  The fiscal 2015 SG&A expectations include incremental incentive compensation and stock compensation of approximately $5 million.  Note that no corporate incentive compensation was earned in fiscal 2014.

We expect depreciation and amortization to be between $12.5 million and $13.0 million, compared to $11.8 million in fiscal 2014.

We expect our tax rate to be approximately 42%.

We expect the average store count to be down approximately 3.0%, and related square footage for the year to be up approximately 0.5% as compared to fiscal 2014.  We expect to end the fiscal year with a total square footage increase of approximately 5% as compared to the end of fiscal 2014.

We expect capital expenditures for the year to be between $30 million and $32 million, representing investments in new stores as well as expenditures associated with our Customer First initiative.

Key Performance Indicators

Our management evaluates several items, which are considered key performance indicators, in assessing our performance including same-store sales, net sales per store, net sales per square foot, gross margin per store, and gross margin per square foot.

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

As our Omni-Channel initiative, known as “Customer First”, continues to mature, the distinction between store sales and eCommerce sales has become less definitive.  Therefore, we are no longer reporting eCommerce sales separately and are including those sales in our same-store sales results.

Management considers same-store sales to be one of the indicators of our performance. Same-store sales results are important in achieving leveraging of costs, including store payroll, store occupancy, depreciation and other general and administrative expenses. Year-over-year increases in same-store sales contribute to greater leveraging of costs, while declining same-store sales contribute to deleveraging of costs. Same-store sales results also have a direct impact on our total net sales, cash, cash equivalents, investments and working capital.  Same-store sales for the thirteen weeks ended May 2, 2015 declined 11.7% compared to the same period last year.

As we continue to implement our strategy of converting many of our existing stores to MPW stores, those converted stores are dropping out of our comparable store base for 13 months.  As a result, we are also monitoring changes in net sales per store, net sales per square foot, gross margin per store, and gross margin per square foot for the entire store base.  During the first quarter, net sales per store decreased 7.9%, net sales per square foot decreased by 11.6%, gross margin per store decreased 13.3%, and gross margin per square foot decreased 16.8% as compared to the first quarter last year.

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

On September 8, 2014, we and our two subsidiaries, Christopher & Banks, Inc. and Christopher & Banks Company, entered into an Amendment to our Credit Agreement (the "Credit Facility") dated July 12, 2012, with Wells Fargo Bank National Association ("Wells Fargo") as Lender. If necessary, we could utilize this Credit Facility for any additional liquidity needs, subject to compliance with the financial covenant and the Credit Facility’s other terms and provisions. For further discussion of the Credit Facility, refer to the Liquidity and Capital Resources – Capital Resources section below.

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in Note 1 of the notes to consolidated financial statements contained within our Annual Report on Form 10-K for the fiscal period ended January 31, 2015. There have been no material changes in our critical accounting policies or estimates in the thirteen weeks ended May 2, 2015.  Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.

Results of Operations

Thirteen Weeks Ended May 2, 2015 Compared to Thirteen Weeks Ended May 3, 2014

	Thirteen Weeks Ended
	May 2, 2015		May 3, 2014		Change
		%		%
(dollars in thousands)	$	of Sales	$	of Sales	$	%
Net sales	$91,621	100.0%	$103,366	100.0%	$(11,745)	(11.4)%
Merchandise, buying and occupancy	59,412	64.8	65,461	63.3	(6,049)	(9.2)
Selling, general and administrative	31,989	34.9	32,206	31.2	(217)	(0.7)
Depreciation and amortization	2,716	3.0	2,907	2.8	(191)	(6.6)
Total costs and expenses	94,117	102.7	100,574	97.3	(6,457)	(6.4)
Operating (loss) income	(2,496)	(2.7)	2,792	2.7	(5,288)	(189.4)
Other income (expense)	(7)	—	(52)	(0.1)	45	(86.5)
(Loss) income before income taxes	(2,503)	(2.7)	2,740	2.7	(5,243)	(191.4)
Income tax (benefit) provision	(1,061)	(1.1)	124	0.1	(1,185)	*
Net (loss) income	$(1,442)	(1.6)%	$2,616	2.5%	$(4,058)	(155.1)%

* Calculated result is not meaningful.

Net Sales.  Net sales for the thirteen weeks ended May 2, 2015, were $91.6 million, a decrease of $11.7 million, or 11.4%, from net sales of $103.4 million for the thirteen weeks ended May 3, 2014. The decrease in net sales was primarily a result of operating an average of 33.3, or 6.0%, fewer stores, coupled with a 4.6% decline in transactions per store compared to the same period last year; this was partially offset by an increase in our on-line transaction volume.  Delays in receipts due to the West Coast port disruption negatively impacted our sales in the mid-single digit range.  In addition, unseasonable weather in certain regions also pressured sales in the first quarter.  As of May 2, 2015, our merchandise flow had returned to normalized levels.  Our store count totaled 518  as of May 2, 2015, compared to 547 at May 3, 2014.

Same-store sales decreased 11.7% for the thirteen weeks ended May 2, 2015, when compared to the thirteen weeks ended May 3, 2014; this follows a 0.2% same-store sales decrease in last year's first quarter.    Our transition to the MPW format has resulted in a substantial number of our stores being excluded from our store base.  At the end of the first quarter approximately 50% of our stores were included in our comparable store base versus nearly 92% last year.

Declines in store traffic, as well as decreases in units per transaction of 4.0%, partially offset by an increase in average unit retail of 3.1%, led to a decrease in average dollar sales of 1.0%, as compared to the prior year period.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $59.4 million, or 64.8% of net sales, for the thirteen weeks ended May 2, 2015, compared to $65.5 million, or 63.3% of net sales, for the thirteen weeks ended May 3, 2014, resulting in a  decrease of approximately 150 basis points (“bps”) in gross profit margin for the quarter.

The decrease in gross margin was driven by deleveraging of other merchandise, buying and occupancy of approximately 250 bps, partially offset by an increase in merchandise margins of approximately 100 bps. The improvement in merchandise margins resulted mainly from improved initial product mark-up combined with fewer markdowns, consistent with our strategy to increase the level of core merchandise sold at regular retail prices.

Selling, General and Administrative Expenses.  SG&A expenses, exclusive of depreciation and amortization, for the thirteen weeks ended May 2, 2015, were $32.0 million, or 34.9% of net sales, compared to $32.2 million, or 31.2% of net sales, for the thirteen weeks ended May 3, 2014. The increase in SG&A expenses as a percent of sales was the result of deleveraging due to lower sales.  Total SG&A dollars decreased by $0.2 million in the first quarter of 2015, as compared to the same period last year, due to lower marketing, medical and insurance costs partially offset by higher corporate salaries.

In the first quarter of fiscal 2015, marketing, including on-line marketing costs, as a percentage of net sales was approximately 2.8%, compared to 2.7% in the prior year period. We have been pleased with the return on our investment in direct mail and digital marketing campaigns, as they continue to be an effective means to drive customer purchasing behavior in-store and on-line.

Depreciation and Amortization.  Depreciation and amortization expense was $2.7 million, or 3.0% of net sales, for the thirteen weeks ended May 2, 2015, compared to $2.9 million, or 2.8% of net sales, for the thirteen weeks ended May 3, 2014. The decrease in the amount of depreciation and amortization expense primarily resulted from operating on average 6.0% fewer stores in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. In addition, the continued maturing of our store base has resulted in more fully depreciated assets and lower depreciation expense.

Operating (Loss) Income.  As a result of the foregoing factors, we reported an operating loss of approximately $2.5 million, or 2.7% of net sales, for the thirteen weeks ended May 2, 2015, compared to operating income of approximately $2.8 million, or 2.7% of net sales, for the thirteen weeks ended May 3, 2014.

Other Expense. Other expense of $7 thousand and $52 thousand for the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively, consisted primarily of fees associated with our Credit Facility.

Income Taxes.  We recorded an income tax benefit of approximately $1.1 million, with an effective tax rate of 42.4%  for the thirteen weeks ended May 2, 2015.  For the thirteen weeks ended May 3, 2014, we recorded an income tax expense of approximately $124 thousand with an effective tax rate of 4.5%.  The increase in the effective tax rate reflects the release of the majority of the valuation allowance on our deferred tax assets in fiscal 2014, as well as the impact of permanent differences, state income taxes and discrete income tax benefits related to recognizing deferred tax assets from the previous quarter.

Net (Loss) Income.  As a result of the foregoing factors, we reported a net loss of $1.4 million, or 1.6% of net sales and $(0.04) per share, for the thirteen weeks ended May 2, 2015, compared to net income of $2.6 million, or 2.5% of net sales and $0.07 per diluted share, for the thirteen weeks ended May 3, 2014.

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

Based on our current plans for fiscal years 2015 and 2016, we believe cash flows from operating activities and working capital will be sufficient to meet our operating and capital expenditure requirements for the next twelve months. We do not anticipate the need to utilize our Credit Facility for any liquidity needs in fiscal 2015, other than to maintain and open letters of credit in the normal course of business. Our operating plan for fiscal 2015 contemplates improvements in merchandise margins when compared to fiscal 2014. The plan is dependent on our ability to consistently deliver merchandise that is appealing to our customers at a profitable price, and to manage our costs effectively, in order to satisfy our working capital and other operating cash requirements. Our operating plan is based on a number of assumptions which involve significant judgment and estimates of future performance. If our net sales, gross margins and operating results fall short of our expectations, we may be required to access some, if not all, of our Credit Facility, and potentially require other sources of financing to fund our operations.

We continually monitor our performance and liquidity and would take steps intended to improve our financial position if trends indicated a future need to borrow under the Credit Facility. Steps we may consider include: modifying our operating plan, seeking to reduce costs further, decreasing our cash spend and/or capital expenditures, as well as evaluating alternatives and opportunities to obtain additional sources of liquidity through the debt or equity markets. It is possible these actions may not be sufficient or available or, if available, not available on terms acceptable to us.

The following table summarizes our cash flows for the thirteen weeks ended May 2, 2015, and May 3, 2014 (in thousands):

	May 2, 2015	May 3, 2014
Net cash used in operating activities	$(9,245)	$(11,935)
Net cash (used in) provided by investing activities	(4,078)	443
Net cash used in financing activities	(24)	(48)
Net decrease in cash and cash equivalents	$(13,347)	$(11,540)

Net cash used in operating activities

Thirteen weeks ended May 2, 2015

Net cash used in operating activities in the thirteen weeks ended May 2, 2015, totaled $9.2 million.  This compares to net cash used in operating activities of $11.9 million in the thirteen weeks ended May 3, 2014. We reported  a net loss of $1.4 million for the thirteen weeks ended May 2, 2015, compared to net income of $2.6 million for the thirteen weeks ended May 3, 2014.

Significant fluctuations in our working capital accounts in the thirteen weeks ended May 2, 2015, included a $5.5 million increase in merchandise inventories, a $3.2 million decrease in accounts payable, a $2.5 million increase in prepaid expenses and other assets, a $1.7 million increase in accounts receivable and a $1.6 million increase in accrued liabilities.  The increase in merchandise inventories relates to the planned increase of C.J. Banks product which was added to 70 stores during the quarter, as well as typical seasonal inventory increases.  The decrease in accounts payable is associated with an increased level of direct sourcing, as well as the mix of payment terms across our vendor base.  The increase in prepaid expenses and other current assets primarily relates to increased IT-related contracts.  The increase in accounts receivable primarily resulted from tenant allowances on new stores. The decrease in accrued liabilities primarily related to decreases in gift card and store credit liabilities, and lower percentage rent due to lower sales.

The remainder of the change in cash used by operating activities was substantially the result of the net loss realized in the first quarter, after adjusting for non-cash charges including depreciation, deferred lease-related liabilities and stock-based compensation expense.

Thirteen weeks ended May 3, 2014

Net cash used in operating activities in the thirteen weeks ended May 3, 2014, totaled $11.9 million.  We reported net income of $2.6 million for the thirteen weeks ended May 3, 2014.

Significant fluctuations in our working capital accounts in the thirteen weeks ended May 3, 2014, included a $5.3 million increase in merchandise inventories, a $7.6 million decrease in accounts payable, a $1.7 million increase in prepaid expenses and other current assets, a $3.5 million increase in accounts receivable and a $0.9 million increase in accrued liabilities. The increase in merchandise inventories related to an increased investment in core inventory coupled with a planned increase in inventory on hand at the end of the quarter for C.J. Banks product to be added to 53 Christopher & Banks stores early in the second quarter. The decrease in accounts payable related to timing of inventory receipts earlier in the quarter compared to the prior year period.  The increase in prepaid expenses and other current assets primarily related to increases in IT-related contracts, advertising and rent partially offset by a decrease in stores supplies. The increase in accounts receivable primarily resulted from tenant allowances on new stores, partially offset by a decrease in accounts payable debit balances. In addition, more of our sales were tendered on our private label credit card in the first quarter of fiscal 2014 compared to the prior year period, which resulted in an increase in payment card receivables.

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

The remainder of the change in cash used in operating activities was substantially the result of the net earnings realized in first quarter, after adjusting for non-cash charges including depreciation and amortization, store asset impairment, deferred lease related liabilities and stock-based compensation expense, combined with various changes in our other operating assets and liabilities.

Net cash (used in) provided by investing activities

Thirteen weeks ended May 2, 2015

Net cash used in investing activities in the thirteen weeks ended May 2, 2015, totaled $4.1 million, a change of $4.5 million from net cash provided by investing activities of $0.4 million during the thirteen weeks ended May 3, 2014. Net cash used in investing activities in the thirteen weeks ended May 2, 2015, consisted of $7.8 million of capital expenditures, partially offset by $3.7 million of maturities and sales of available-for-sale investments. We opened 10 new stores,  converted 94 existing stores into 85 MPW stores, and closed one location during the thirteen weeks ended May 2, 2015.  We also made investments in our Customer First initiative.

Thirteen weeks ended May 3, 2014

Net cash provided by investing activities in the thirteen weeks ended May 3, 2014, totaled $0.4 million.  Net cash provided by investing activities in the thirteen weeks ended May 3, 2014, consisted of $4.2 million of capital expenditures, offset by $4.6 million of maturities and sales of available-for-sale investments. We opened two new stores and closed or converted 25 existing stores in the thirteen weeks ended May 3, 2014.  We also made investments in our information technology infrastructure and visual merchandise displays and fixtures.

Net cash used in financing activities

Thirteen weeks ended May 2, 2015

Net cash used in financing activities in the thirteen weeks ended May 2, 2015, totaled approximately $24 thousand, a change of approximately $24 thousand from net cash used in financing activities of $48 thousand in the thirteen weeks ended May 3, 2014. In the thirteen weeks ended May 2, 2015, net cash used in financing activities related to the payment of withholding tax obligations on the vesting of restricted stock awards.

Thirteen weeks ended May 3, 2014

Net cash used in financing activities in the thirteen weeks ended May 3, 2014, totaled approximately $48 thousand.   In the thirteen weeks ended May 3, 2014, net cash used in financing activities primarily related to the issuance of shares for stock option exercises, offset by shares which were surrendered to us by stock plan participants in order to satisfy withholding tax obligations on the vesting of restricted stock awards.

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

We had no revolving credit loan borrowings under the Credit Facility during fiscal 2015 or fiscal 2014. Historically, our credit facility has been utilized only to open letters of credit in the normal course of business. The total borrowing base at May 2, 2015, was approximately $39.1 million. As of May 2, 2015, we had open on-demand letters of credit of approximately $0.7 million.  Accordingly, after reducing the borrowing base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the borrowing base, the net availability of revolving credit loans under the Credit Facility was approximately $34.5 million at May 2, 2015.

See Note 6 - Credit Facility for additional details regarding our Credit Facility, including a description of the sole financial covenant, with which we were in compliance as of May 2, 2015.

Sourcing

We directly imported approximately 41% and 36% of our merchandise purchases during the thirteen-week periods ended May 2, 2015, and May 3, 2014, respectively. A significant amount of our merchandise was manufactured overseas during each of these fiscal periods, primarily in China and Indonesia. Our reliance on sourcing from foreign countries may cause us to be exposed to certain risks as indicated below and in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

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

We do not have long-term purchase commitments or arrangements with any of our suppliers or buying agents. One of our suppliers accounted for approximately 28%, and 27% of our purchases during the thirteen-week periods ended May 2, 2015, and May 3, 2014, respectively.  A second supplier provided approximately 10% of our merchandise purchases during the thirteen-week periods ended May 2, 2015, and May 3, 2014, respectively.  No other vendor supplied greater than 10% of the Company's merchandise purchases during the thirteen-week periods ended May 2, 2015, and May 3, 2014.

We currently expect product costs to remain relatively stable for the remainder of fiscal 2015.

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

Inflation

We do not believe that inflation had a material effect on our results of operations for the thirteen weeks ended May 2, 2015.

Forward-Looking Statements

We may make forward-looking statements reflecting our current views with respect to future events and financial performance.  These forward-looking statements, which may be included in reports filed under the Exchange Act, in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the

Company, are subject to certain risks and uncertainties, including those discussed in Item 1A of our Annual Report on Form 10-K for the fiscal period ended January 31, 2015, which could cause actual results to differ materially from historical results or those anticipated.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, we wish to advise readers that the risk factors listed in Item 1A of our Annual Report on Form 10-K for the fiscal period ended January 31, 2015, as well as other factors, could affect our performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness and design of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Due to the material weakness reported as of January 31, 2015, management performed additional analyses and procedures to ensure that our condensed consolidated financial statements included in this Quarterly Report were presented fairly in conformity with generally accepted accounting principles and fairly present in all material respects our financial position, results of operations and cash flows for the period presented.  Other than the material weakness previously described in our Annual Report on Form 10-K for the fiscal period ended January 31, 2015, management has identified no new material weaknesses as of May 2, 2015.

(b)  Management’s Remediation Plan

As disclosed in Item 9A of our Annual Report on Form 10-K for the year ended January 31, 2015, we identified a material weakness in our internal control over financial reporting as of January 31, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  We did not adequately design controls to communicate all significant terms for lease amendments, and review the terms of new or modified store leases.

Management is implementing changes to our internal control over financial reporting to remediate the identified control deficiencies. We are creating remediation plans and actions to further improve our internal controls surrounding our lease accounting process and analysis, which now include reviews of all store lease amendments by accounting personnel, and monthly meetings between real estate and accounting personnel to discuss the scope and nature of lease amendments being executed.

(c)  Internal Control Over Financial Reporting

There have not been any changes in our internal control, other than those contained in our remediation plans described in Item 4(b) above, over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirteen weeks ended May 2, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information discussed in this report, the risk factors described in Part I, Item 1A. Risk Factors in our 2014 Annual Report on Form 10-K for the fiscal period ended January 31, 2015, should be considered as they could materially affect our business, financial condition or future results. There have not been any material changes with respect to the risks described in our 2014 Form 10-K, but these are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning purchases of our common stock for the quarter ended May 2, 2015.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid per Share	Programs	Programs
2/1/15 - 2/28/15	—	$—	—	$—
3/1/15 - 4/4/15	4,622	5.26	—	—
4/5/15 - 5/2/15	—	—	—	—
Total	4,622		—	—

(1)

The shares of common stock in this column represent shares surrendered to us by stock plan participants in order to satisfy minimum withholding tax obligations related to the vesting of restricted stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit	Description
10.1

Form of Severance Agreement between Christopher & Banks Corporation and certain of its Executive Officers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 10, 2015)**

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
101*

Financial statements from the Quarterly Report on Form 10-Q of Christopher & Banks Corporation for the fiscal quarter ended May 2, 2015, formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements

*   Filed with this report

** Management agreement or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated: June 11, 2015	By:	/s/ LuAnn Via
LuAnn Via
President and Chief Executive Officer
(Principal Executive Officer)

Dated: June 11, 2015	By:	/s/ Peter G. Michielutti
Peter G. Michielutti
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)