Form 10-Q
period 2015-08-01
CHRISTOPHER & BANKS CORP
filed 2015-09-10
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2015

or

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

As of September 4, 2015 there were 37,270,856 shares of the registrant's common stock outstanding.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	August 1, 2015	January 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,581	$37,245
Short-term investments	10,917	13,293
Accounts receivable	5,919	4,000
Merchandise inventories	50,900	45,318
Prepaid expenses and other current assets	10,156	6,700
Deferred income taxes	3,653	3,550
Income taxes receivable	682	845
Total current assets	105,808	110,951
Property, equipment and improvements, net	57,122	45,107
Other non-current assets:
Long-term investments	—	4,752
Deferred income taxes	36,173	34,388
Other assets	766	839
Total other non-current assets	36,939	39,979
Total assets	$199,869	$196,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,639	$18,411
Accrued salaries, wages and related expenses	3,273	2,957
Accrued liabilities and other current liabilities	20,276	23,988
Total current liabilities	47,188	45,356
Non-current liabilities:
Deferred lease incentives	9,456	7,110
Deferred rent obligations	7,276	6,390
Other non-current liabilities	1,164	1,292
Total non-current liabilities	17,896	14,792

Commitments	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 47,062 and 46,720 shares issued, and 37,271 and 36,929 shares outstanding at August 1, 2015 and January 31, 2015, respectively	470	466
Additional paid-in capital	125,283	124,242
Retained earnings	121,743	123,894
Common stock held in treasury, 9,791 shares at cost at August 1, 2015 and January 31, 2015	(112,711)	(112,711)
Accumulated other comprehensive income (loss)	—	(2)
Total stockholders’ equity	134,785	135,889
Total liabilities and stockholders’ equity	$199,869	$196,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014

Net sales	$93,997	$106,633	$185,618	$209,998
Costs and expenses:
Merchandise, buying and occupancy	63,061	69,000	122,473	134,460
Selling, general and administrative	29,630	31,281	61,619	63,488
Depreciation and amortization	2,901	2,958	5,617	5,865
Impairment of store assets	115	144	115	144
Total costs and expenses	95,707	103,383	189,824	203,957
Operating (loss) income	(1,710)	3,250	(4,206)	6,041
Other expense	(33)	(53)	(40)	(104)
(Loss) income before income taxes	(1,743)	3,197	(4,246)	5,937
Income tax benefit	(1,033)	(165)	(2,094)	(42)
Net (loss) income	$(710)	$3,362	$(2,152)	$5,979

Basic (loss) income per share:
Net (loss) income	$(0.02)	$0.09	$(0.06)	$0.16
Basic shares outstanding	36,871	36,591	36,860	36,442

Diluted (loss) income per share:
Net (loss) income	$(0.02)	$0.09	$(0.06)	$0.16
Diluted shares outstanding	36,871	37,632	36,860	37,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014

Net (loss) income	$(710)	$3,362	$(2,152)	$5,979
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities arising during the period, net of taxes of ($1), $0, $2 and $0 for the thirteen and twenty-six week periods ending August 1, 2015 and August 2, 2014, respectively	(1)	(14)	2	(13)
Reclassification adjustment for losses included in net (loss) income, net of taxes of $0 for each of the thirteen and twenty-six week periods ending August 1, 2015 and August 2, 2014, respectively	—	1	—	1
Total other comprehensive (loss) income	(1)	(13)	2	(12)
Comprehensive (loss) income	$(711)	$3,349	(2,150)	5,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014
Cash flows from operating activities:
Net (loss) income	$(2,152)	$5,979
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,617	5,865
Impairment of store assets	115	144
Deferred income taxes, net	(1,888)	—
Unrealized gain on investment, net	(1)	—
Amortization of premium on investments	24	34
Amortization of financing costs	31	37
Deferred lease-related liabilities	2,696	2,277
Stock-based compensation expense	1,071	1,387
Loss on disposal of assets	—	51
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,919)	(4,099)
Increase in merchandise inventories	(5,582)	(3,341)
Increase in prepaid expenses and other assets	(3,414)	(1,744)
Decrease (increase) in income taxes receivable	163	(644)
Increase (decrease) in accounts payable	5,135	(5,274)
Decrease in accrued liabilities	(2,980)	(3,602)
(Decrease) increase in other liabilities	(148)	144
Net cash used in operating activities	(3,232)	(2,786)
Cash flows from investing activities:
Purchases of property, equipment and improvements	(17,514)	(10,340)
Purchases of available-for-sale investments	—	(6,497)
Maturities and sales of available-for-sale investments	7,108	6,740
Net cash used in investing activities	(10,406)	(10,097)
Cash flows from financing activities:
Shares redeemed for payroll taxes	(26)	(1,469)
Exercise of stock options	—	843
Net cash used in financing activities	(26)	(626)
Net decrease in cash and cash equivalents	(13,664)	(13,509)
Cash and cash equivalents at beginning of period	37,245	41,074
Cash and cash equivalents at end of period	$23,581	$27,565
Supplemental cash flow information:
Accrued purchases of equipment and improvements	$975	$531
Shares surrendered for stock option cost	$—	$1,715

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

The results of operations for the interim period shown in this report are not necessarily indicative of results to be expected for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal adjustments, except as otherwise stated in these notes, necessary to present fairly our financial position as of August 1, 2015, and January 31, 2015, our results of operations for the thirteen and twenty-six week periods ended August 1, 2015 and August 2, 2014, and our cash flows for the twenty-six week periods ended August 1, 2015, and August 2, 2014.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. None of the reclassifications had a material effect on the Company’s financial position, results of operations or cash flows in any period.

Recently issued accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition”, as well as various other sections of the ASC, such as, but not limited to, ASC 340-20 Other Assets and Deferred Costs-Capitalized Advertising Costs. The core principle of ASU 2014-09 is that an entity should recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for the Company beginning with the annual reporting for fiscal 2017,  including interim periods within that year, and is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet). Early adoption is not permitted. The Company is in the process of evaluating the impact of ASU 2014-09, including the choice of application method upon adoption, on its consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which defers, for public business entities, the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period.  The Company is in the process of determining the date of adoption, as well as the impact as noted above.

NOTE 2 — Investments

Investments as of August 1, 2015, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale securities:
Certificates of deposit	$480	$—	$—	$480
Commercial paper	6,495	2	—	6,497
Corporate bonds	2,833	—	(3)	2,830
U.S. Agency securities	900	—	—	900
Municipal bonds	209	1	—	210
Total investments	$10,917	$3	$(3)	$10,917

Investments as of January 31, 2015, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale securities:
Certificates of deposit	$4,080	$—	$(2)	$4,078
Commercial paper	7,384	3	(3)	7,384
Corporate bonds	1,615	1	—	1,616
Municipal bonds	214	1	—	215
Total short-term investments	13,293	5	(5)	13,293
Long-term investments:
Available-for-sale securities:
Corporate bonds	2,857	—	(4)	2,853
U.S. Agency securities	1,900	—	(1)	1,899
Total long-term investments	4,757	—	(5)	4,752
Total investments	$18,050	$5	$(10)	$18,045

During the twenty-six weeks ended August 1, 2015, there were no purchases of available-for-sale securities and approximately $7.1 million of maturities and sales of available-for-sale securities. During the twenty-six weeks ended August 2, 2014, there were $6.5 million of purchases of available-for-sale securities and approximately $6.7 million of maturities and sales of available-for-sale securities. There were no other-than-temporary impairments of available-for-sale securities during the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively.

Expected maturities of the Company's investments are as follows (in thousands):

August 1, 2015
Due in one year or less	$10,917
Due after one year through five years	—
Total investments	$10,917

NOTE 3 — Merchandise Inventories and Sources of Supply

Merchandise inventories consisted of the following (in thousands):

	August 1, 2015	January 31, 2015
Merchandise - in store/eCommerce	$37,097	$33,534
Merchandise - in transit	13,803	11,784
Total merchandise inventories	$50,900	$45,318

The Company does not have long-term purchase commitments or arrangements with any of its suppliers or agents. Of the Company’s merchandise purchases during the twenty-six week periods ended August 1, 2015 and August 2, 2014, one supplier accounted for approximately 32% and 31%  of  merchandise purchases, respectively.     No other vendor supplied greater than 10% of the Company's merchandise purchases during the twenty-six week periods ended August 1, 2015 and August 2, 2014.

NOTE 4 — Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following (in thousands):

Description	Estimated Useful Life	August 1, 2015	January 31, 2015
Land	—	$1,597	$1,597
Corporate office, distribution center and related building improvements	25 years	12,616	12,616
Store leasehold improvements	Shorter of the useful life or term of related lease, typically 10 years	51,634	51,700
Store furniture and fixtures	3 to 10 years	73,514	70,083
Corporate office and distribution center furniture, fixtures and equipment	7 years	4,426	4,344
Computer and point of sale hardware and software	3 to 5 years	32,868	32,888
Construction in progress	—	10,570	2,721
Total property, equipment and improvements, gross		187,225	175,949
Less accumulated depreciation and amortization		(130,103)	(130,842)
Total property, equipment and improvements, net		$57,122	$45,107

The Company reviews long-lived assets with definite lives at least annually, or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. As a result of an impairment analysis, which included the evaluation of individual under-performing stores and the assessment of the recoverability of the carrying value of the improvements and equipment related to each of the stores, the Company recorded approximately  $0.1 million for long-lived asset impairments during the thirteen and twenty-six week periods ended August 1, 2015, and approximately $0.1 million for long-lived asset impairments during the thirteen and twenty-six week periods ended August 2, 2014.

The Company's assessment of the recoverability of the carrying value of its assets involves the projection of future cash flows, which requires the use of significant estimates and assumptions. Differences in circumstances or estimates could produce significantly different results.

NOTE 5 — Accrued Liabilities

Accrued liabilities and other current liabilities consisted of the following (in thousands):

	August 1, 2015	January 31, 2015
Gift card and store credit liabilities	$5,564	$8,170
Accrued Friendship Rewards Program loyalty liability	3,844	3,731
Accrued income, sales and other taxes payable	1,924	1,578
Accrued occupancy-related expenses	3,172	3,957
Sales return reserve	1,236	1,077
Other accrued liabilities	4,536	5,475
Total accrued liabilities and other current liabilities	$20,276	$23,988

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

The Credit Facility provides the Company with revolving credit loans of up to $50.0 million in the aggregate, subject to a borrowing base formula based primarily on eligible credit card receivables, inventory and real estate, as such terms are defined in the Credit Facility.    Up to $10.0 million may be drawn in the form of standby and/or documentary letters of credit.  The Company’s obligations under the Credit Facility are secured by the assets of the Company and its subsidiaries.

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

The Credit Facility contains customary events of default and various affirmative and negative covenants. The sole financial covenant contained in the Credit Facility requires the Company to maintain availability at least equal to the greater of (a) ten percent (10%) of the Borrowing Base or (b) $3.0 million. In addition, the Credit Facility permits the payment of dividends to the Company's shareholders if certain financial conditions are met. The Company was in compliance with all covenants and other financial provisions as of August 1, 2015.

The Company had no revolving credit loan borrowings under the Credit Facility during each of the twenty-six week periods ended August 1, 2015, and August 2, 2014. Historically, the Company's credit facility has been utilized only to open letters of credit. The total Borrowing Base at August 1, 2015, was approximately $32.4 million. As of August 1, 2015, the Company had open on-demand letters of credit of approximately $0.7 million. Accordingly, after reducing the

Borrowing Base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the Borrowing Base, the net availability of revolving credit loans under the Credit Facility was approximately $28.4 million at August 1, 2015.

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

The Company and its subsidiaries are subject to U.S. federal income taxes and the income tax obligations of various state and local jurisdictions. Periods after fiscal 2011 remain subject to examination by the IRS. With few exceptions, the Company is not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2010. As of August 1, 2015, the Company had no other ongoing audits and does not expect the liability for unrecognized tax benefits to significantly increase or decrease in the next twelve months.

In April 2015, the Company settled the IRS examination of the Fiscal 2011 tax year.   The settlement was related to certain issues which the Company had previously reflected net of tax within deferred tax assets.  The settlement did not result in any cash payments nor any impact to tax expense.

As of August 1, 2015, the Company had a small valuation allowance for state net operating loss carryforwards that may expire before they are utilized.

As of August 1, 2015, the Company had federal and state net operating loss carryforwards which will reduce future taxable income. Approximately $24.7 million in net federal tax benefits were available from these loss carryforwards and an additional $1.1 million was available in net tax credit carryforwards. Included in the federal net operating loss was approximately $5.6 million of loss generated by deductions related to equity-based compensation, the tax effect of which will be recorded to additional paid-in capital when utilized. The state loss carryforwards may result in net state tax benefits of approximately $2.0 million. The federal net operating loss carryovers will expire beginning in November 2032 and beyond. The state net operating loss carryforwards will expire beginning in 2015 and beyond.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Numerator (in thousands):
Net (loss) income attributable to Christopher & Banks Corporation	$(710)	$3,362	$(2,152)	$5,979
Income allocated to participating securities	—	(10)	—	(24)
Net (loss) income available to common stockholders	$(710)	$3,352	$(2,152)	$5,955
Denominator (in thousands):
Weighted average common shares outstanding - basic	36,871	36,591	36,860	36,442
Dilutive shares	—	1,041	—	1,013
Weighted average common and common equivalent shares outstanding - diluted	36,871	37,632	36,860	37,455
Net earnings per common share:
Basic	$(0.02)	$0.09	$(0.06)	$0.16
Diluted	$(0.02)	$0.09	$(0.06)	$0.16

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

Assets that are Measured at Fair Value on a Recurring Basis:

The following tables provide information by level for the Company's available-for-sale securities that were measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements
As of August 1, 2015:		Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Short-term investments:
Certificates of deposit	$480	$—	$480	$—
Commercial paper	6,497	—	6,497	—
Corporate bonds	2,830	—	2,830	—
U.S. Agency securities	900	—	900	—
Municipal bonds	210	—	210	—
Total assets	$10,917	$—	$10,917	$—

		Fair Value Measurements
As of January 31, 2015:		Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Short-term investments:
Certificates of deposit	$4,078	$—	$4,078	$—
Commercial paper	7,384	—	7,384	—
Corporate bonds	1,616	—	1,616	—
Municipal bonds	215	—	215	—
Total current assets	13,293	—	13,293	—
Long-term investments:
Corporate bonds	2,853	—	2,853	—
U.S. Agency securities	1,899	—	1,899	—
Total non-current assets	4,752	—	4,752	—
Total assets	$18,045	$—	$18,045	$—

The Company's available-for-sale securities were valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets in which there were fewer transactions. The Company had $10.9 million of investments as of August 1, 2015, and there were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the twenty-six week periods ended August 1, 2015, and August 2, 2014. According to its policy, the Company recognizes transfers into levels and transfers out of levels on the date of the event or when a change in circumstances causes a transfer.

Assets that are Measured at Fair Value on a Non-recurring Basis:

The following table summarizes certain information for non-financial assets as of August 1, 2015 and January 31, 2015, that are measured at fair value on a non-recurring basis in periods subsequent to an initial recognition period.  The Company places amounts into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

		Fair Value Measurements
		Using Inputs Considered as
Description	Fair Value	Level 1	Level 2	Level 3	Realized Losses
Assets as of August 1, 2015
Long-lived assets held and used	$15	$—	$—	$15	$(115)
Assets as of January 31, 2015
Long-lived assets held and used	$54	$—	$—	$54	$(216)

Long-lived assets held and used with a carrying amount of approximately $0.1 million were written down to their fair value of $15 thousand, resulting in an impairment charge of approximately $0.1 million, which was included in earnings for the thirteen and twenty-six week periods ended August 1, 2015.  The Company recorded approximately $0.1 million in impairment charges, included in earnings for the period, on long-lived assets held and used with a carrying value of approximately $0.2 million, based on a fair value of $40 thousand for the thirteen and twenty-six week periods ended August 2, 2014.

The Company determines fair value for measuring assets on a non-recurring basis using a discounted cash flow approach as discussed in Note 1, Nature of Business and Significant Accounting Policies in our Form 10-K for the year ended January 31, 2015.  In determining future cash flows, the Company uses its best estimate of future operating results, which requires the use of significant estimates and assumptions, including estimated sales, merchandise margin and expense levels, and the selection of an appropriate discount rate; therefore, differences in the estimates or assumptions could produce significantly different results. General economic uncertainty impacting the retail industry and continuation of recent trends in company performance makes it reasonably possible that additional long-lived asset impairments could be identified and recorded in future periods.

The fair value measurement of the long-lived assets encompasses the following significant unobservable inputs:

	Range
Unobservable Inputs	Fiscal 2015	Fiscal 2014
Weighted Average Cost of Capital (WACC)	15%	15%
Annual sales growth	0% to 5%	(3%) to 3.5%

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

During the thirteen and twenty-six week periods ended August 1, 2015, the Company recorded approximately $0.1 million in charges related to the impairment of one store as compared to approximately $0.1 million in charges related to the impairment of two stores during the same periods in the prior year.  The impairment costs for each period related to store-level asset impairment charges and are included in the operating income for the Retail Operations segment.

Business Segment Information

(in thousands)

	Retail	Corporate/
	Operations	Administrative	Consolidated
Thirteen Weeks Ended August 1, 2015
Net sales	$93,997	$—	$93,997
Depreciation and amortization	2,292	609	2,901
Operating income (loss)	9,053	(10,763)	(1,710)

Thirteen Weeks Ended August 2, 2014
Net sales	$106,633	$—	$106,633
Depreciation and amortization	2,313	645	2,958
Operating income (loss)	16,081	(12,831)	3,250

Twenty-Six Weeks Ended August 1, 2015
Net sales	$185,618	$—	$185,618
Depreciation and amortization	4,392	1,225	5,617
Operating income (loss)	20,448	(24,654)	(4,206)
Total assets	118,960	80,909	199,869

Twenty-Six Weeks Ended August 2, 2014
Net sales	$209,998	$—	$209,998
Depreciation and amortization	4,579	1,286	5,865
Operating income (loss)	33,728	(27,687)	6,041
Total assets	93,128	56,652	149,780

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

Company Overview

Christopher & Banks Corporation, a Delaware corporation, is a Minneapolis-based retailer of women’s apparel and accessories, which operates retail stores and an eCommerce site through its wholly-owned subsidiaries. As of August 1, 2015, we operated 529 stores in 43 states, including 82 Christopher & Banks ("CB") stores, 73 C.J. Banks ("CJ") stores, 309 Missy, Petite, Women ("MPW") stores and 65 outlet stores. Our Christopher & Banks brand offers unique fashions and accessories featuring exclusively designed, coordinated assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P. Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W. Our MPW and outlet stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the MPW customer in one location. We also operate an eCommerce website for these two brands at www.christopherandbanks.com which, in addition to offering the apparel and accessories found in our stores, also offers exclusive sizes and styles available only online.

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

Outlook for 2015

Third quarter 2015

We anticipate net sales for the third quarter to be between $101 million and $105 million.  This compares to $110.6 million in net sales in last year’s third quarter.  Current sales levels have improved versus the second quarter, but remain below the prior year levels.  The guidance range reflects quarter-to-date sales trends as compared to last year.

We expect gross margin to be 320 to 400 basis points lower than last year’s third quarter, driven primarily by the deleveraging of buying and occupancy costs.

We expect selling, general and administrative (SG&A) dollars to be between $34.3 million and $34.8 million compared to $31.5 million of SG&A expense reported in the third quarter of last year.  The majority of the increase is coming from additional professional services costs of $1.5 million primarily associated with the expected hiring of a consultant and fees associated with costs related to recent shareholder activism and the elimination, in the prior year, of a $1.1 million incentive accrual.  In addition, there is approximately $400,000 in severance costs associated with recent organizational changes.

We expect depreciation and amortization to be approximately $3.1 million, compared to $2.9 million in last year’s third quarter.

We expect inventory per square foot to end the quarter slightly below the level at the end of the third quarter last year.

During the third quarter we anticipate closing one CB store and two MPW stores and converting four CB and CJ stores into two MPW stores.  We also plan on opening five MPW stores and nine Outlet stores during this time period.  We expect to operate, on average, 533 stores as compared to 550 stores during last year’s third quarter.

Key Performance Indicators

Our management evaluates several items, which are considered key performance indicators, in assessing our performance including same-store sales, net sales per store, net sales per square foot, gross margin per store, and gross margin per square foot.

Our same-store sales data is calculated based on the change in net sales for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall. Stores where square footage has been changed by more than 25 percent are excluded from the same-store sales calculation for 13 full months following the change. Stores closed during the fiscal year are included in the same-store sales calculation only for the full months of the fiscal year the stores were open. As we continue to implement our strategy of converting many of our existing stores to MPW stores, those converted stores are dropping out of our comparable store base for 13 months.  The pace of conversions will be slowing down as the majority of planned conversions have occurred, which will allow for a more steady state for measurement of same-store sales.  Over the last four quarters we have converted 117 CB stores into MPW stores by adding CJ merchandise and converted a total of 87 CB and CJ stores into 45 MPW stores.

As our Omni-Channel initiative, known as “Customer First”, continues to mature, the distinction between store sales and eCommerce sales has become less definitive.  Therefore, we are no longer reporting eCommerce sales separately and are including those sales in our same-store sales results.

Management considers same-store sales to be one of the indicators of our performance. Same-store sales results are important in achieving leveraging of costs, including store payroll, store occupancy, depreciation and other general and administrative expenses. Year-over-year increases in same-store sales contribute to greater leveraging of costs, while declining same-store sales contribute to deleveraging of costs. Same-store sales results also have a direct impact on our total net sales, cash, cash equivalents, investments and working capital.  We also monitor changes in net sales per store, net sales per square foot, gross margin per store, and gross margin per square foot for the entire store base.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in Note 1 of the notes to consolidated financial statements contained within our Annual Report on Form 10-K for the fiscal period ended January 31, 2015. There have been no material changes in our critical accounting policies or estimates in the thirteen or twenty-six week periods ended August 1, 2015.  Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.

Results of Operations

Thirteen Weeks Ended August 1, 2015 Compared to Thirteen Weeks Ended August 2, 2014

	Thirteen Weeks Ended
	August 1, 2015		August 2, 2014		Change
		%		%
(dollars in thousands)	$	of Sales	$	of Sales	$	%
Net sales	$93,997	100.0%	$106,633	100.0%	$(12,636)	(11.8)%
Merchandise, buying and occupancy	63,061	67.1	69,000	64.7	(5,939)	(8.6)
Selling, general and administrative	29,630	31.5	31,281	29.3	(1,651)	(5.3)
Depreciation and amortization	2,901	3.1	2,958	2.8	(57)	(1.9)
Impairment of store assets	115	0.1	144	0.1	(29)	(20.1)
Total costs and expenses	95,707	101.8	103,383	96.9	(7,676)	(7.4)
Operating (loss) income	(1,710)	(1.8)	3,250	3.0	(4,960)	(152.6)
Other income (expense)	(33)	—	(53)	—	20	(37.7)
(Loss) income before income taxes	(1,743)	(1.9)	3,197	3.0	(4,940)	(154.5)
Income tax benefit	(1,033)	(1.1)	(165)	(0.2)	(868)	*
Net (loss) income	$(710)	(0.8)%	$3,362	3.2%	$(4,072)	(121.1)%

* Calculated result is not meaningful.

Net Sales.  Net sales for the thirteen weeks ended August 1, 2015, were $94.0 million, a decrease of $12.6 million, or 11.8%, from net sales of $106.6 million for the thirteen weeks ended August 2, 2014. The decrease in net sales was primarily a result of a 6.2% decrease in units purchased per transaction, operating an average of 24, or 4.4%, fewer stores, and a 4.6% decline in transactions per store compared to the same period last year; these declines were partially offset by a 1.0% increase in our average unit retail and an increase in eCommerce transactions that resulted in an increase of 14.0% in eCommerce sales.  Primary drivers were a lower level of clearance merchandise in the back half of the quarter and a lack of depth in some of our key categories, as well as a general weakness in traffic trends in apparel.  Our store count totaled 529 as of August 1, 2015, compared to 545 at August 2, 2014.

Same-store sales decreased 12.4% for the thirteen weeks ended August 1, 2015, when compared to the thirteen weeks ended August 2, 2014; this follows a 4.7% same-store sales increase in last year's second quarter.    Our transition to the MPW format has resulted in a substantial number of our stores being excluded from our store base.  On average during the second quarter, approximately 54% of our stores were included in our comparable store base versus 83% on average during the second quarter last year.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $63.1 million, or 67.1% of net sales, for the thirteen weeks ended August 1, 2015, compared to $69.0 million, or 64.7% of net sales, for the thirteen weeks ended August 2, 2014, resulting in a  decrease of approximately 240 basis points (“bps”) in gross profit margin for the quarter.

The decrease in gross margin was driven by deleveraging of other merchandise, buying and occupancy of approximately 230 bps, while merchandise margins remained flat to prior year.    Merchandise margins were steady mainly due to improved initial product mark-up offset by an increase in markdowns, consistent with our core merchandise strategy.

Selling, General and Administrative Expenses.  SG&A expenses, exclusive of depreciation and amortization, for the thirteen weeks ended August 1, 2015, were $29.6 million, or 31.5% of net sales, compared to $31.3 million, or 29.3% of net sales, for the thirteen weeks ended August 2, 2014. The increase in SG&A expenses as a percent of sales was the result of deleveraging due to lower sales.  Total SG&A dollars decreased by $1.7 million in the second quarter of 2015 as compared to the same period last year, mainly due to a $1.3 million reduction in incentive plan costs, as well as reduced medical costs and reduced store payroll and related costs due to lower sales. These expense savings were offset by an increase in the aggregate higher legal and professional services of $0.4 million which included costs associated with recent shareholder activism, and increased store supplies partially due to the number of new stores added during the second quarter.  In the second quarter of fiscal 2015, marketing expenditures, including on-line marketing costs, as a percentage of net sales was flat compared to the prior year period.

Depreciation and Amortization.  Depreciation and amortization expense was $2.9 million, or 3.1% of net sales, for the thirteen weeks ended August 1, 2015, compared to $3.0 million, or 2.8% of net sales, for the thirteen weeks ended August 2, 2014. The decrease in the amount of depreciation and amortization expense primarily resulted from operating on average 4.4% fewer stores in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. In addition, the continued maturing of our store base has resulted in more fully depreciated assets and lower depreciation expense, offsetting depreciation from new stores and store conversions.

Impairment of Store Assets. We recorded non-cash impairment charges of approximately $0.1 million related to one store in the thirteen weeks ended August 1, 2015 and approximately $0.1 million related to two stores in the thirteen weeks ended August 2, 2014.

Operating (Loss) Income.  As a result of the foregoing factors, we reported an operating loss of approximately $1.7 million, or 1.8% of net sales, for the thirteen weeks ended August 1, 2015, compared to operating income of approximately $3.3 million, or 3.0% of net sales, for the thirteen weeks ended August 2, 2014.

Other Expense. Other expense of $33 thousand and $53 thousand for the thirteen weeks ended August 1, 2015 and August 2, 2014, respectively, consisted primarily of fees associated with our Credit Facility.

Income Taxes.  We recorded an income tax benefit of approximately $1.0 million, with an effective tax rate of 59.3% for the thirteen weeks ended August 1, 2015.  For the thirteen weeks ended August 2, 2014, we recorded an income tax benefit of approximately $0.2 million with an effective tax rate of -5.2%.  The increase in the effective tax rate reflects the release of the majority of the valuation allowance on our deferred tax assets in fiscal 2014, as well as the impact of permanent differences, state income taxes and discrete income tax benefits related to recognizing deferred tax assets from the previous quarter.

Net (Loss) Income.  As a result of the foregoing factors, we reported a net loss of $0.7 million, or 0.8% of net sales and $(0.02) per share, for the thirteen weeks ended August 1, 2015, compared to net income of $3.4 million, or 3.2% of net sales and $0.09 per diluted share, for the thirteen weeks ended August 2, 2014.

Twenty-Six Weeks Ended August 1, 2015 Compared to Twenty-Six Weeks Ended August 2, 2014

	Twenty-Six Weeks Ended
	August 1, 2015		August 2, 2014		Change
		%		%
(dollars in thousands)	$	of Sales	$	of Sales	$	%
Net sales	$185,618	100.0%	$209,998	100.0%	$(24,380)	(11.6)%
Merchandise, buying and occupancy	122,473	66.0	134,460	64.0	(11,987)	(8.9)
Selling, general and administrative	61,619	33.2	63,488	30.2	(1,869)	(2.9)
Depreciation and amortization	5,617	3.0	5,865	2.8	(248)	(4.2)
Impairment of store assets	115	0.1	144	0.1	(29)	(20.1)
Total costs and expenses	189,824	102.3	203,957	97.1	(14,133)	(6.9)
Operating (loss) income	(4,206)	(2.3)	6,041	2.9	(10,247)	(169.6)
Other expense	(40)	—	(104)	—	64	(61.5)
(Loss) income before income taxes	(4,246)	(2.3)	5,937	2.9	(10,183)	(171.5)
Income tax benefit	(2,094)	(1.1)	(42)	—	(2,052)	*
Net (loss) income	$(2,152)	(1.2)%	$5,979	2.9%	$(8,131)	(136.0)%

* Calculated result is not meaningful.

Net Sales.  Net sales for the twenty-six weeks ended August 1, 2015, were $185.6 million, a decrease of $24.4 million, or 11.6%, from net sales of $210.0 million for the twenty-six weeks ended August 2, 2014. The decrease in net sales was primarily a result of operating an average of 28, or 5.2%, fewer stores,  a  5.2% decline in units per transaction, and a 5.5% reduction in transactions per store compared to the same period last year; these declines were partially offset by a 2.1% increase in our average unit retail and an increase in eCommerce transactions that resulted in a 9.7% increase in eCommerce sales.  First quarter delays in receipts due to the West Coast port disruption and unseasonable weather in certain regions negatively impacted our sales.  In the second quarter, primary drivers were a lower level of clearance merchandise in the back half of the quarter and a lack of depth in some of our key categories, as well as a general weakness in traffic trends in apparel.

Same-store sales decreased 12.0% for the twenty-six weeks ended August 1, 2015, when compared to the twenty-six weeks ended August 2, 2014; this follows a 1.7% same-store sales increase in the same period last year.    Our transition to the MPW format has resulted in a substantial number of our stores being excluded from our comparable store base.  At the end of the twenty-six week period, on average approximately 58% of our stores were included in our comparable store base versus approximately 87% last year.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $122.5 million, or 66.0% of net sales, for the twenty-six weeks ended August 1, 2015, compared to $134.5 million, or 64.0% of net sales, for the twenty-six weeks ended August 2, 2014, resulting in a  decrease of approximately 200 basis points (“bps”) in gross profit margin for the period.

The decrease in gross margin was driven by deleveraging of other merchandise, buying and occupancy of approximately 240 bps, partially offset by an increase in merchandise margins of approximately 40 bps. The slight improvement in merchandise margins resulted mainly from improved initial product mark-up.

Selling, General and Administrative Expenses.  SG&A expenses, exclusive of depreciation and amortization, for the twenty-six weeks ended August 1, 2015, were $61.6 million, or 33.2% of net sales, compared to $63.5 million, or 30.2% of net sales, for the twenty-six weeks ended August 2, 2014. The increase in SG&A expenses as a percent of sales was the result of deleveraging due to lower sales.  Total SG&A dollars decreased by $1.9 million in the first half of 2015, as compared to the same period last year, due to a $0.8 million reduction in incentive bonus costs, lower marketing expenditures, medical and insurance costs, and lower store payroll and related expenses due to lower sales, partially offset by higher corporate salaries, and an increase, in the aggregate of legal and professional services of $0.4 million, which included costs associated with recent shareholder activism.  In the first half of fiscal 2015, marketing, including on-line marketing costs, as a percentage of net sales was approximately 2.4%, which was flat to the prior year period.

Depreciation and Amortization.  Depreciation and amortization expense was $5.6 million, or 3.0% of net sales, for the twenty-six weeks ended August 1, 2015, compared to $5.9 million, or 2.8% of net sales, for the twenty-six weeks ended August 2, 2014. The decrease in the amount of depreciation and amortization expense primarily resulted from operating on average 5.2% fewer stores in the first half of fiscal 2015 compared to the first half of fiscal 2014. In addition, the continued maturing of our store base has resulted in more fully depreciated assets and lower depreciation expense, offsetting depreciation from new stores and store conversions.

Impairment of Store Assets. We recorded non-cash impairment charges of approximately $0.1 million related to one store during the twenty-six week period ended August 1, 2015, and approximately $0.1 million related to two stores during the twenty-six week period ended August 2, 2014.

Operating (Loss) Income.  As a result of the foregoing factors, we reported an operating loss of approximately $4.2 million, or 2.3% of net sales, for the twenty-six weeks ended August 1, 2015, compared to operating income of approximately $6.0 million, or 2.9% of net sales, for the twenty-six weeks ended August 2, 2014.

Other Expense. Other expense of $40 thousand and $0.1 million for the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively, consisted primarily of fees associated with our Credit Facility.

Income Taxes.  We recorded an income tax benefit of approximately $2.1 million for the twenty-six weeks ended August 1, 2015.  For the twenty-six weeks ended August 2, 2014, we recorded an income tax benefit of approximately $42.0 thousand.  The increase in the effective tax rate reflects the release of the majority of the valuation allowance on our deferred tax assets in fiscal 2014, as well as the impact of permanent differences, state income taxes and discrete income tax benefits related to recognizing deferred tax assets from the previous twenty-six week period.

Net (Loss) Income.  As a result of the foregoing factors, we reported a net loss of $2.2 million, or 1.2% of net sales and ($0.06) per share, for the twenty-six weeks ended August 1, 2015, compared to net income of $6.0 million, or 2.9% of net sales and $0.16 per diluted share, for the twenty-six weeks ended August 2, 2014.

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

Based on our current plans for fiscal years 2015 and 2016, we believe cash flows from operating activities and working capital will be sufficient to meet our operating and capital expenditure requirements for the next twelve months. We do not anticipate the need to utilize our Credit Facility for any liquidity needs in fiscal 2015, other than to maintain and open letters of credit in the normal course of business. Our plans are dependent on our ability to consistently deliver merchandise that is appealing to our customers at a profitable price, and to manage our costs effectively, in order to satisfy our working capital and other operating cash requirements. Our operating plan is based on a number of assumptions which involve significant judgment and estimates of future performance. If our net sales, gross margins and operating results fall short of our expectations, we may be required to access our Credit Facility.

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

The following table summarizes our cash flows for the twenty-six weeks ended August 1, 2015, and August 2, 2014 (in thousands):

	August 1, 2015	August 2, 2014
Net cash used in operating activities	$(3,232)	$(2,786)
Net cash used in investing activities	(10,406)	(10,097)
Net cash used in financing activities	(26)	(626)
Net decrease in cash and cash equivalents	$(13,664)	$(13,509)

Net cash used in operating activities

Twenty-six weeks ended August 1, 2015

Net cash used in operating activities in the twenty-six weeks ended August 1, 2015, totaled $3.2 million.  This compares to net cash used in operating activities of $2.8 million in the twenty-six weeks ended August 2, 2014. We reported  a net loss of $2.2 million for the twenty-six weeks ended August 1, 2015, compared to net income of $6.0 million for the twenty-six weeks ended August 2, 2014.

Significant fluctuations in our working capital accounts in the twenty-six weeks ended August 1, 2015, included a $5.6 million increase in merchandise inventories, a $5.1 million increase in accounts payable, a $3.4 million increase in prepaid expenses and other current assets, a $1.9 million increase in accounts receivable and a $3.0 million decrease in accrued liabilities.  The increase in merchandise inventories, in addition to seasonal increases, relates to the impact of lower sales and higher in-transit inventories.  The increase in accounts payable is associated with both an accelerated timing of inventory receipts and a higher level of in-transit inventory at the end of the quarter.  The increase in prepaid expenses and other current assets primarily relates to increased technology related contracts.  The increase in accounts receivable primarily resulted from tenant allowances on new stores. The decrease in accrued liabilities primarily related to decreases in gift card and store credit liabilities, and lower percentage rent due to lower sales.

The remainder of the change in cash used by operating activities was substantially the result of the net loss realized in the second quarter, after adjusting for non-cash charges including depreciation, deferred lease-related liabilities and stock-based compensation expense, offset by the increase in deferred taxes.

Twenty-six weeks ended August 2, 2014

Net cash used in operating activities in the twenty-six weeks ended August 2, 2014 totaled $2.8 million. We reported net income of $6.0 million for the twenty-six weeks ended August 2, 2014.

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

Net cash used in investing activities

Twenty-six weeks ended August 1, 2015

Net cash used in investing activities in the twenty-six weeks ended August 1, 2015, totaled $10.4 million, a change of $0.3 million from net cash used in investing activities of $10.1 million during the twenty-six weeks ended August 2, 2014. Net cash used in investing activities in the twenty-six weeks ended August 1, 2015, consisted of $17.5 million of capital expenditures, partially offset by maturities and sales of $7.1 million of available-for-sale investments. We opened 25 new stores and relocated or expanded 13 new MPW stores as we continued our conversion process during the twenty-six weeks ended August 1, 2015.  We also made investments in our Customer First initiative.

Twenty-six weeks ended August 2, 2014

Net cash used in investing activities in the twenty-six weeks ended August 2, 2014 totaled $10.1 million. Net cash used in investing activities in the twenty-six weeks ended August 2, 2014 consisted of $10.3 million of capital expenditures and $6.5 million of purchases of available-for-sale investments, partially offset by maturities and sales of $6.7 million of available-for-sale investments. We opened 11 new stores and relocated or expanded 15 new MPW stores in the twenty-six weeks ended August 2, 2014. We also made investments in our information technology infrastructure and visual merchandising displays and fixtures.

Net cash used in financing activities

Twenty-six weeks ended August 1, 2015

Net cash used in financing activities in the twenty-six weeks ended August 1, 2015, totaled approximately $26 thousand, a change of $600 thousand from net cash used in financing activities of $626 thousand in the twenty-six weeks ended August 2, 2014. In the twenty-six weeks ended August 1, 2015, net cash used in financing activities related to the payment of withholding tax obligations on the vesting of restricted stock awards.

Twenty-six weeks ended August 2, 2014

Net cash used in financing activities in the twenty-six weeks ended August 2, 2014 totaled $626 thousand. In the twenty-six weeks ended August 2, 2014, net cash used in financing activities primarily related to the payment of withholding tax obligations on the vesting of restricted stock awards and stock options exercised, partially offset by cash received for the exercise of stock options.

Capital Resources

On September 8, 2014, we entered into an Amendment to our existing Credit Facility with Wells Fargo.  The Credit Facility, as amended, provides us with revolving credit loans of up to $50.0 million in the aggregate, subject to a borrowing base formula based primarily on eligible credit card receivables, inventory and real estate, as such terms are defined in the Credit Facility, and up to $10.0 million of which may be drawn in the form of standby and/or documentary letters of credit. The Amended Credit Facility expires in September 2019.

We had no revolving credit loan borrowings under the Credit Facility during fiscal 2015 or fiscal 2014. Historically, our credit facility has been utilized only to open letters of credit in the normal course of business. The total borrowing base at August 1, 2015, was approximately $32.4 million. As of August 1, 2015, we had open on-demand letters of credit of approximately $0.7 million.  Accordingly, after reducing the borrowing base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the borrowing base, the net availability of revolving credit loans under the Credit Facility was approximately $28.4 million at August 1, 2015.

See Note 6 - Credit Facility for additional details regarding our Credit Facility, including a description of the sole financial covenant, with which we were in compliance as of August 1, 2015.

Sourcing

We directly imported approximately 50% and 31% of our merchandise purchases during the twenty-six-week periods ended August 1, 2015, and August 2, 2014, respectively. A significant amount of our merchandise was manufactured overseas during each of these fiscal periods, primarily in China and Indonesia. Our reliance on sourcing from foreign countries may cause us to be exposed to certain risks as indicated below and in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

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

We do not have long-term purchase commitments or arrangements with any of our suppliers or buying agents. One of our suppliers accounted for approximately 32%, and 31% of our purchases during the twenty-six week periods ended August 1, 2015, and August 2, 2014, respectively.  No other vendor supplied greater than 10% of the Company's merchandise purchases during the twenty-six week periods ended August 1, 2015, and August 2, 2014.

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

Inflation

We do not believe that inflation had a material effect on our results of operations for the twenty-six weeks ended August 1, 2015.

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

Due to the material weakness reported as of January 31, 2015, management performed additional analyses and procedures to ensure that our condensed consolidated financial statements included in this Quarterly Report were presented fairly in conformity with generally accepted accounting principles and fairly present in all material respects our financial position, results of operations and cash flows for the period presented.  Other than the material weakness previously described in our Annual Report on Form 10-K for the fiscal period ended January 31, 2015, management has identified no new material weaknesses as of August 1, 2015.

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

Management has implemented changes to our internal control over financial reporting to remediate the identified control deficiencies. Our remediation plan and actions to further improve our internal controls surrounding our lease accounting process and analysis includes review of all store leases by accounting personnel and monthly meetings between real estate and accounting personnel to discuss the scope and nature of lease amendments being executed.  Management is continuing to assess operating effectiveness of the controls put in place over several operating cycles in order to conclude that the material weakness and related control deficiencies have been remediated.

(c)  Internal Control Over Financial Reporting

There have not been any changes in our internal control, other than those contained in our remediation plans described in Item 4(b) above, over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the twenty-six weeks ended August 1, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning purchases of our common stock for the quarter ended August 1, 2015.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid per Share	Programs	Programs
5/3/15 - 5/30/15	—	$—	—	$—
5/31/15 - 7/4/15	—	—	—	—
7/5/15 - 8/1/15	478	$3.24	—	—
Total	478		—	—

(1)

The shares of common stock in this column represent shares surrendered to us by stock plan participants in order to satisfy minimum withholding tax obligations related to the vesting of restricted stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit	Description
10.1**

Form of Christopher & Banks Corporation Restricted Stock Unit Agreement under the Christopher & Banks Corporation 2013 Directors’ Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 29, 2015)

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
101*

Financial statements from the Quarterly Report on Form 10-Q of Christopher & Banks Corporation for the fiscal quarter ended August 1, 2015, formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements

*   Filed with this report

** Management agreement or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated: September 10, 2015	By:	/s/ LuAnn Via
LuAnn Via
President and Chief Executive Officer
(Principal Executive Officer)

Dated: September 10, 2015	By:	/s/ Peter G. Michielutti
Peter G. Michielutti
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)