Form 10-Q
period 2015-10-31
CHRISTOPHER & BANKS CORP
filed 2015-12-08
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

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

As of December 4, 2015 there were 37,236,842 shares of the registrant's common stock outstanding.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 31, 2015	January 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,369	$37,245
Short-term investments	5,009	13,293
Accounts receivable	4,978	4,000
Merchandise inventories	52,503	45,318
Prepaid expenses and other current assets	10,512	6,700
Deferred income taxes	3,558	3,550
Income taxes receivable	503	845
Total current assets	101,432	110,951
Property, equipment and improvements, net	59,147	45,107
Other non-current assets:
Long-term investments	—	4,752
Deferred income taxes	36,075	34,388
Other assets	688	839
Total other non-current assets	36,763	39,979
Total assets	$197,342	$196,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,652	$18,411
Accrued salaries, wages and related expenses	5,501	2,957
Accrued liabilities and other current liabilities	22,278	23,988
Total current liabilities	44,431	45,356
Non-current liabilities:
Deferred lease incentives	9,663	7,110
Deferred rent obligations	7,132	6,390
Other non-current liabilities	1,328	1,292
Total non-current liabilities	18,123	14,792

Commitments	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 47,019 and 46,720 shares issued, and 37,228 and 36,929 shares outstanding at October 31, 2015 and January 31, 2015, respectively	469	466
Additional paid-in capital	125,602	124,242
Retained earnings	121,427	123,894
Common stock held in treasury, 9,791 shares at cost at October 31, 2015 and January 31, 2015	(112,711)	(112,711)
Accumulated other comprehensive income (loss)	1	(2)
Total stockholders’ equity	134,788	135,889
Total liabilities and stockholders’ equity	$197,342	$196,037

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014

Net sales	$103,641	$110,610	$289,259	$320,609
Costs and expenses:
Merchandise, buying and occupancy	66,519	66,873	188,992	201,333
Selling, general and administrative	33,604	31,477	95,223	94,965
Depreciation and amortization	3,116	2,916	8,733	8,781
Impairment of store assets	67	—	182	144
Total costs and expenses	103,306	101,266	293,130	305,223
Operating income (loss)	335	9,344	(3,871)	15,386
Other expense	(36)	(46)	(76)	(150)
Income (loss) before income taxes	299	9,298	(3,947)	15,236
Income tax provision (benefit)	614	315	(1,480)	274
Net (loss) income	$(315)	$8,983	$(2,467)	$14,962

Basic (loss) income per share:
Net (loss) income	$(0.01)	$0.24	$(0.07)	$0.41
Basic shares outstanding	36,906	36,805	36,877	36,685

Diluted (loss) income per share:
Net (loss) income	$(0.01)	$0.24	$(0.07)	$0.40
Diluted shares outstanding	36,906	37,714	36,877	37,669

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014

Net (loss) income	$(315)	$8,983	$(2,467)	$14,962
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities arising during the period, net of taxes of $0, $0, $2 and $0 for the thirteen and thirty-nine week periods ending October 31, 2015 and November 1, 2014, respectively	1	(5)	3	(17)
Reclassification adjustment for (gains) losses included in net (loss) income, net of taxes of $1, $0, $1 and $0 for the thirteen and thirty-nine week periods ending October 31, 2015 and November 1, 2014, respectively	(1)	—	(1)	—
Total other comprehensive (loss) income	—	(5)	2	(17)
Comprehensive (loss) income	$(315)	$8,978	(2,465)	14,945

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014
Cash flows from operating activities:
Net (loss) income	$(2,467)	$14,962
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	8,733	8,781
Impairment of store assets	182	144
Deferred income taxes, net	(1,695)	—
Unrealized gain on investment, net	(2)	—
Amortization of premium on investments	34	58
Amortization of financing costs	47	52
Deferred lease-related liabilities	2,923	2,699
Stock-based compensation expense	1,389	2,035
Loss on disposal of assets	—	51
Changes in operating assets and liabilities:
Accounts receivable	(978)	(3,872)
Merchandise inventories	(7,185)	(13,929)
Prepaid expenses and other assets	(3,708)	(1,564)
Income taxes receivable	342	(646)
Accounts payable	(1,703)	(4,140)
Accrued liabilities	805	(2,534)
Other liabilities	67	360
Net cash (used in) provided by operating activities	(3,216)	2,457
Cash flows from investing activities:
Purchases of property, equipment and improvements	(22,641)	(15,318)
Purchases of available-for-sale investments	—	(12,495)
Maturities of available-for-sale investments	13,007	10,200
Net cash used in investing activities	(9,634)	(17,613)
Cash flows from financing activities:
Shares redeemed for payroll taxes	(26)	(1,469)
Exercise of stock options	—	999
Payment of deferred financing costs	—	(99)
Net cash used in financing activities	(26)	(569)
Net decrease in cash and cash equivalents	(12,876)	(15,725)
Cash and cash equivalents at beginning of period	37,245	41,074
Cash and cash equivalents at end of period	$24,369	$25,349
Supplemental cash flow information:
Accrued purchases of equipment and improvements	$1,055	$184
Shares surrendered for stock option cost	$—	$1,715

See Notes to Condensed Consolidated Financial Statements

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

The results of operations for the interim period shown in this report are not necessarily indicative of results to be expected for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal adjustments, except as otherwise stated in these notes, necessary to present fairly our financial position as of October 31, 2015, and January 31, 2015, our results of operations for the thirteen and thirty-nine week periods ended October 31, 2015 and November 1, 2014, and our cash flows for the thirty-nine  week periods ended October 31, 2015, and November 1, 2014.

Recently issued accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance under Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition requirements and provides a new comprehensive revenue recognition model that requires entities to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year. As a result, ASU 2014-09 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. Adoption is allowed by either the full retrospective or modified retrospective approach.  The Company is currently evaluating which approach it will apply and the potential adoption impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. ASU 2015-17 will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that annual period, with early adoption permitted. Adoption is allowed either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented.  The Company is in the process of determining the date of adoption, as well as the impact of this accounting pronouncement on its consolidated financial statements.

NOTE 2 — Investments

Investments as of October 31, 2015, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale securities:
Certificates of deposit	$480	$—	$—	$480
Commercial paper	1,499	1	—	1,500
Corporate bonds	2,822	—	(1)	2,821
Municipal bonds	207	1	—	208
Total investments	$5,008	$2	$(1)	$5,009

Investments as of January 31, 2015, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale securities:
Certificates of deposit	$4,080	$—	$(2)	$4,078
Commercial paper	7,384	3	(3)	7,384
Corporate bonds	1,615	1	—	1,616
Municipal bonds	214	1	—	215
Total short-term investments	13,293	5	(5)	13,293
Long-term investments:
Available-for-sale securities:
Corporate bonds	2,857	—	(4)	2,853
U.S. Agency securities	1,900	—	(1)	1,899
Total long-term investments	4,757	—	(5)	4,752
Total investments	$18,050	$5	$(10)	$18,045

During the thirty-nine weeks ended October 31, 2015, there were no purchases of available-for-sale securities and approximately $13.0 million of maturities of available-for-sale securities. During the thirty-nine weeks ended November 1, 2014, there were $12.5 million of purchases of available-for-sale securities and approximately $10.2 million of maturities of available-for-sale securities. There were no other-than-temporary impairments of available-for-sale securities during the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively.

Expected maturities of the Company's investments are as follows (in thousands):

October 31, 2015
Due in one year or less	$5,009
Due after one year through five years	—
Total investments	$5,009

NOTE 3 — Merchandise Inventories and Sources of Supply

Merchandise inventories consisted of the following (in thousands):

	October 31, 2015	January 31, 2015
Merchandise - in store/eCommerce	$47,663	$33,534
Merchandise - in transit	4,840	11,784
Total merchandise inventories	$52,503	$45,318

The Company does not have long-term purchase commitments or arrangements with any of its suppliers or agents. Of the Company’s merchandise purchases during the thirty-nine week periods ended October 31, 2015 and November 1, 2014, one supplier accounted for approximately 30% and 28% of merchandise purchases, respectively. No other vendor supplied greater than 10% of the Company's merchandise purchases during the thirty-nine week periods ended October 31, 2015 and November 1, 2014.

NOTE 4 — Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following (in thousands):

Description	Estimated Useful Life	October 31, 2015	January 31, 2015
Land	—	$1,597	$1,597
Corporate office, distribution center and related building improvements	25 years	12,618	12,616
Store leasehold improvements	Shorter of the useful life or term of related lease, typically 10 years	53,561	51,700
Store furniture and fixtures	3 to 10 years	75,452	70,083
Corporate office and distribution center furniture, fixtures and equipment	7 years	4,427	4,344
Computer and point of sale hardware and software	3 to 5 years	33,817	32,888
Construction in progress	—	9,784	2,721
Total property, equipment and improvements, gross		191,256	175,949
Less accumulated depreciation and amortization		(132,109)	(130,842)
Total property, equipment and improvements, net		$59,147	$45,107

The Company reviews long-lived assets with definite lives at least annually, or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. As a result of an impairment analysis, which included the evaluation of individual under-performing stores and the assessment of the recoverability of the carrying value of the improvements and equipment related to each of these stores, the Company recorded approximately $0.1 and $0.2 million for long-lived asset impairments during the thirteen and thirty-nine week periods ended October 31, 2015, and approximately $0 and $0.1 million for long-lived asset impairments during the thirteen and thirty-nine week periods ended November 1, 2014.

The Company's assessment of the recoverability of the carrying value of its assets involves the projection of future cash flows, which requires the use of significant estimates and assumptions. Differences in circumstances or estimates could produce significantly different results.

NOTE 5 — Accrued Liabilities

Accrued liabilities and other current liabilities consisted of the following (in thousands):

	October 31, 2015	January 31, 2015
Gift card and store credit liabilities	$4,921	$8,170
Accrued Friendship Rewards Program loyalty liability	4,276	3,731
Accrued income, sales and other taxes payable	2,690	1,578
Accrued occupancy-related expenses	3,182	3,957
Sales return reserve	2,065	1,077
Other accrued liabilities	5,144	5,475
Total accrued liabilities and other current liabilities	$22,278	$23,988

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

The Credit Facility contains customary events of default and various affirmative and negative covenants. The sole financial covenant contained in the Credit Facility requires the Company to maintain availability at least equal to the greater of (a) ten percent (10%) of the Borrowing Base or (b) $3.0 million. In addition, the Credit Facility permits the payment of dividends to the Company's shareholders if certain financial conditions are met. The Company was in compliance with all covenants and other financial provisions as of October 31, 2015.

The Company had no revolving credit loan borrowings under the Credit Facility during each of the thirty-nine week periods ended October 31, 2015, and November 1, 2014. Historically, the Company's credit facility has been utilized only to open letters of credit. The total Borrowing Base at October 31, 2015, was approximately $43.6 million. As of October 31, 2015, the Company had open on-demand letters of credit of approximately $0.2 million. Accordingly, after reducing the Borrowing Base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the Borrowing Base, the net availability of revolving credit loans under the Credit Facility was approximately $39.0 million at October 31, 2015.

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

The Company and its subsidiaries are subject to U.S. federal income taxes and the income tax obligations of various state and local jurisdictions. During the third quarter of fiscal 2015, the Company was notified that the IRS will be conducting an audit of fiscal 2013.  Periods after fiscal 2012 remain subject to examination by the IRS. With few exceptions, the Company is not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2010. As of October 31, 2015, the Company had no other ongoing audits and does not expect the liability for unrecognized tax benefits to significantly increase or decrease in the next twelve months.

In April 2015, the Company settled the IRS examination of the Fiscal 2011 tax year.   The settlement was related to certain issues which the Company had previously reflected net of tax within deferred tax assets.  The settlement did not result in any cash payments nor any impact to tax expense.

As of October 31, 2015, the Company had a small valuation allowance for state net operating loss carryforwards that may expire before they are utilized.

As of October 31, 2015, the Company had federal and state net operating loss carryforwards which will reduce future taxable income. Approximately $24.7 million in net federal tax benefits were available from these loss carryforwards and an additional $1.1 million was available in net tax credit carryforwards. Included in the federal net operating loss was approximately $5.6 million of loss generated by deductions related to equity-based compensation, the tax effect of which will be recorded to additional paid-in capital when utilized. The state loss carryforwards may result in net state tax benefits of approximately $2.0 million. The federal net operating loss carryovers will expire beginning in November 2032 and beyond. The state net operating loss carryforwards will expire beginning in 2015 and beyond.

NOTE 8 — Earnings Per Share

The Company calculates earnings per share ("EPS") under the guidance in ASC 260-10, "Earnings per Share," which clarifies that unvested share-based payment awards which contain non-forfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are considered participating securities, and thus, should be factored into the two-class method of computing EPS. Participating securities under this statement include some of the Company's unvested employee and director restricted stock awards with time-based vesting, which receive non-forfeitable dividend payments.

The calculation of EPS for common stock shown below excludes the income attributable to unvested employee restricted stock awards from the numerator and excludes the dilutive impact of these shares from the denominator.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Numerator (in thousands):
Net (loss) income attributable to Christopher & Banks Corporation	$(315)	$8,983	$(2,467)	$14,962
Income allocated to participating securities	—	(27)	—	(45)
Net (loss) income available to common stockholders	$(315)	$8,956	$(2,467)	$14,917
Denominator (in thousands):
Weighted average common shares outstanding - basic	36,906	36,805	36,877	36,685
Dilutive shares	—	909	—	984
Weighted average common and common equivalent shares outstanding - diluted	36,906	37,714	36,877	37,669
Net (loss) earnings per common share:
Basic	$(0.01)	$0.24	$(0.07)	$0.41
Diluted	$(0.01)	$0.24	$(0.07)	$0.40

Total stock options of approximately 0.3 million were excluded from the shares used in the computation of diluted earnings per share for the thirteen and thirty-nine week periods ended November 1, 2014, respectively, as they were anti-dilutive.

NOTE 9 — Fair Value Measurements

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and outlines the required disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are categorized using defined hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair value measurements, as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
•

Level 3 – Unobservable inputs in which little or no market activity exists, requiring an entity to develop its own assumptions of inputs that market participants would use to value the asset or liability.

Assets that are Measured at Fair Value on a Recurring Basis:

The following tables provide information by level for the Company's available-for-sale securities that were measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements
As of October 31, 2015:		Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Short-term investments:
Certificates of deposit	$480	$—	$480	$—
Commercial paper	1,500	—	1,500	—
Corporate bonds	2,821	—	2,821	—
Municipal bonds	208	—	208	—
Total assets	$5,009	$—	$5,009	$—

		Fair Value Measurements
As of January 31, 2015:		Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Short-term investments:
Certificates of deposit	$4,078	$—	$4,078	$—
Commercial paper	7,384	—	7,384	—
Corporate bonds	1,616	—	1,616	—
Municipal bonds	215	—	215	—
Total current assets	13,293	—	13,293	—
Long-term investments:
Corporate bonds	2,853	—	2,853	—
U.S. Agency securities	1,899	—	1,899	—
Total non-current assets	4,752	—	4,752	—
Total assets	$18,045	$—	$18,045	$—

The Company's available-for-sale securities were valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets in which there were fewer transactions. The Company had $5.0 million of investments as of October 31, 2015, and there were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the thirty-nine week periods ended October 31, 2015, and November 1, 2014. According to its policy, the Company recognizes transfers into levels and transfers out of levels on the date of the event or when a change in circumstances causes a transfer.

Assets that are Measured at Fair Value on a Non-recurring Basis:

The following table summarizes certain information for non-financial assets for the thirty-nine weeks ended October 31, 2015 and the fiscal year ended January 31, 2015, that are measured at fair value on a non-recurring basis in periods subsequent to an initial recognition period.  The Company places amounts into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Thirty-Nine Weeks Ended	Fiscal Year Ended
Long-Lived Assets Held and Used (in thousands)	October 31, 2015	January 31, 2015
Carrying value	$219	$270
Fair value measured using Level 3 inputs	$37	$54
Impairment charge	$182	$216

All of the fair value measurements included in the table above were based on significant unobservable inputs (Level 3). The Company determines fair value for measuring assets on a non-recurring basis using a discounted cash flow approach as discussed in Note 1, Nature of Business and Significant Accounting Policies in our Form 10-K for the year ended January 31, 2015.  In determining future cash flows, the Company uses its best estimate of future operating results, which requires the use of significant estimates and assumptions, including estimated sales, merchandise margin and expense levels, and the selection of an appropriate discount rate; therefore, differences in the estimates or assumptions could produce significantly different results. General economic uncertainty impacting the retail industry and continuation of recent trends in company performance makes it reasonably possible that additional long-lived asset impairments could be identified and recorded in future periods.

The fair value measurement of the long-lived assets encompasses the following significant unobservable inputs:

	Range
Unobservable Inputs	Fiscal 2015	Fiscal 2014
Weighted Average Cost of Capital (WACC)	15%	15%
Annual sales growth	0% to 3%	(3%) to 3.5%

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

NOTE 11 — Segment Reporting

In the table below, the Retail Operations reportable segment includes activity generated by our retail store locations (Christopher & Banks, C.J. Banks, Missy Petite Women ("MPW") and Outlet stores) as well as our eCommerce business. The “Corporate/Administrative” column, which primarily represents operating activity at the corporate office and distribution center facility, is presented to allow for reconciliation of segment-level net sales, operating (loss) income and total assets to consolidated net sales, operating (loss) income and total assets. Segment operating income (loss)  includes only net sales, merchandise gross margin and direct expenses with no allocation of corporate overhead.

For the thirty-nine week period ended October 31, 2015, long-lived assets with a carrying amount of $0.2 million were written down to their fair value of $37 thousand resulting in an impairment charge of $0.2 million. For the thirty-nine week period ended November 1, 2014, long-lived assets with a carrying amount of $0.2 million were written down to their fair value of $40 thousand resulting in an impairment charge of $0.1 million. The impairment costs for each period related to store-level asset impairment charges are included in the operating income for the Retail Operations segment.

Business Segment Information

(in thousands)

	Retail	Corporate/
	Operations	Administrative	Consolidated
Thirteen Weeks Ended October 31, 2015
Net sales	$103,641	$—	$103,641
Depreciation and amortization	2,510	606	3,116
Operating income (loss)	14,209	(13,874)	335

Thirteen Weeks Ended November 1, 2014
Net sales	$110,610	$—	$110,610
Depreciation and amortization	2,218	697	2,916
Operating income (loss)	21,504	(12,160)	9,344

Thirty-Nine Weeks Ended October 31, 2015
Net sales	$289,259	$—	$289,259
Depreciation and amortization	6,902	1,831	8,733
Operating income (loss)	34,657	(38,528)	(3,871)
Total assets	121,247	76,095	197,342

Thirty-Nine Weeks Ended November 1, 2014
Net sales	$320,609	$—	$320,609
Depreciation and amortization	6,798	1,983	8,781
Operating income (loss)	55,232	(39,846)	15,386
Total assets	98,541	63,516	162,057

klkl

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative, from the perspective of management, on our financial condition, results of operations, liquidity and certain other factors that may affect our results. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude.

Our MD&A should be read in conjunction with the condensed consolidated financial statements and notes included in Item 1 of this Form 10-Q and the consolidated financial statements, notes and MD&A contained in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Company Overview

Christopher & Banks Corporation, a Delaware corporation, is a Minneapolis-based retailer of women’s apparel and accessories, which operates retail stores and an eCommerce site through its wholly-owned subsidiaries. As of October 31, 2015, we operated 538 stores in 44 states, including 79 Christopher & Banks ("CB") stores, 71 C.J. Banks ("CJ") stores, 314 Missy, Petite, Women ("MPW") stores and 74 outlet stores. Our Christopher & Banks brand offers unique fashions and accessories featuring exclusively designed, coordinated assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P. Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W. Our MPW and outlet stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the MPW customer in one location. We also operate an eCommerce website for these two brands at www.christopherandbanks.com which, in addition to offering the apparel and accessories found in our stores, also offers exclusive sizes and styles available only online.

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

Outlook for 2015

Fourth quarter 2015

We expect fourth quarter net sales of between $91.0 million and $95.0 million compared to $98.0 million for the fourth quarter of 2014. The guidance range reflects quarter-to-date sales trends as compared to last year.

In the fourth quarter of fiscal 2014, we recorded a correction to occupancy expense of approximately $3.6 million which resulted in a 369 basis point gross margin rate decline. In the fourth quarter of fiscal 2015, we expect gross margin rate to be between 120 basis points and 240 basis points lower compared to the fourth quarter of 2014, excluding the impact of the correction, primarily due to deleveraging of buying and occupancy expenses partially offset by higher merchandise margins.

We expect SG&A to be between $33.2 million and $33.7 million compared to $31.4 million for the fourth quarter of 2014. The expected SG&A increase is attributable to higher professional service costs of $1.2 million, primarily associated with the in-depth business evaluation currently underway, and higher professional and legal expenses, largely associated with recent shareholder activism. In addition, we are expecting higher medical costs of approximately $0.6 million, and higher eCommerce variable and marketing costs of $0.5 million due to anticipated growth in eCommerce sales.

We expect depreciation and amortization to be approximately $3.2 million compared to $3.0 million for the fourth quarter of 2014.

We expect in-store inventory per square foot, excluding Ecommerce inventory, to end the quarter slightly lower compared to the fourth quarter of 2014.  At the end of fiscal 2014, inventory was approximately $3.0 million, or about 10% lower due to late receipts stemming from the port disruption.

During the fourth quarter, we plan on opening three outlet stores. We also plan to convert 20 CB and CJ stores to 10 MPW stores. The higher number of conversions in the fourth quarter is primarily related to end of year lease expirations. The total number of MPW stores will have increased from 61 stores two years ago to 315 stores at the end of this fiscal year. We also plan to close 2 CB stores, 1 CJ store and 9 MPW stores. We expect the average store count will decrease 1.6% in the fourth quarter and average store square footage is expected to increase 1.6%.

Fiscal 2015

We expect the average store count to decrease approximately 4% and related average square footage for the year to be flat as compared to fiscal 2014. We expect capital expenditures for the year to be between $26 and $27 million, representing investments in new stores, as well as expenditures associated with our customer first initiative.

We plan to end fiscal 2015 with approximately 519 stores, of which approximately 315 will be in the MPW format. We plan to open 9 new MPW stores and 33 outlet stores this fiscal year. Our real estate actions collectively are expected to result in a 3.3% increase in our total square footage in fiscal 2015.

We expect our tax rate to be approximately 36.3%.

Key Performance Indicators

Our management evaluates several items, which are considered key performance indicators, in assessing our performance including same-store sales, net sales per store, net sales per square foot, gross margin per store, and gross margin per square foot.

Our same-store sales data is calculated based on the change in net sales for stores that have been open for more than 13 full months and includes stores, if any, that have been relocated within the same mall. Stores where square footage has been changed by more than 25 percent are excluded from the same-store sales calculation for 13 full months following the change. Stores closed during the fiscal year are included in the same-store sales calculation only for the full months of the fiscal year the stores were open.  As we continue to implement our strategy of converting many of our existing stores to MPW stores, those converted stores are dropping out of our comparable store base for 13 months.  The pace of conversions will be slowing down as the majority of planned conversions have occurred, which will allow for a more steady state for measurement of same-store sales.  Over the last four quarters we have converted 78 CB stores into MPW stores by adding CJ merchandise and converted a total of 87 CB and CJ stores into 44 MPW stores.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are more fully described in Note 1 of the notes to consolidated financial statements contained within our Annual Report on Form 10-K for the fiscal period ended January 31, 2015. There have been no material changes in our critical accounting policies or estimates in the thirteen or thirty-nine week periods ended October 31, 2015.  Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.

Results of Operations

Thirteen Weeks Ended October 31, 2015 Compared to Thirteen Weeks Ended November 1, 2014

	Thirteen Weeks Ended
	October 31, 2015		November 1, 2014		Change
		%		%
(dollars in thousands)	$	of Sales	$	of Sales	$	%
Net sales	$103,641	100.0%	$110,610	100.0%	$(6,969)	(6.3)%
Merchandise, buying and occupancy	66,519	64.2	66,873	60.5	(354)	(0.5)
Selling, general and administrative	33,604	32.4	31,477	28.5	2,127	6.8
Depreciation and amortization	3,116	3.0	2,916	2.6	200	6.9
Impairment of store assets	67	0.1	—	—	67	*
Total costs and expenses	103,306	99.7	101,266	91.6	2,040	2.0
Operating income	335	0.3	9,344	8.4	(9,009)	(96.4)
Other expense	(36)	—	(46)	—	10	(21.3)
Income before income taxes	299	0.3	9,298	8.4	(8,999)	(96.8)
Income tax provision	614	0.6	315	0.3	299	*
Net (loss) income	$(315)	(0.3)%	$8,983	8.1%	$(9,298)	(103.5)%

* Calculated result is not meaningful.

Net Sales.  Net sales for the thirteen weeks ended October 31, 2015, were $103.6 million, a decrease of $7.0 million, or 6.3%, from net sales of $110.6 million for the thirteen weeks ended November 1, 2014. The decrease in net sales was primarily a result of operating an average of 17, or 3.0%, fewer stores, a 4.6% decline in transactions per store compared to the same period last year, and a 1.0% decrease in our average unit retail; units purchased per transaction were flat compared to the same period last year. These factors were partially offset by an increase in eCommerce transactions and average dollar sale that resulted in an increase of 25.7% in eCommerce net sales.  Primary drivers were continued weakness in women’s apparel, unfavorable weather patterns, and, while diminishing, a lack of depth in some of our key categories.  Our store count totaled 538 as of October 31, 2015, compared to 554 at November 1, 2014.

Same-store sales decreased 6.5% for the thirteen weeks ended October 31, 2015, when compared to the thirteen weeks ended November 1, 2014; this follows a 6.4% same-store sales decrease in last year's third quarter, which has been restated to include eCommerce.    Our transition to the MPW format has resulted in a substantial number of our stores being excluded from our store base.  On average during the third quarter, approximately 61% of our stores were included in our comparable store base versus 71% on average during the third quarter last year.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $66.5 million, or 64.2% of net sales, for the thirteen weeks ended October 31, 2015, compared to $66.9 million, or 60.5% of net sales, for the thirteen weeks ended November 1, 2014, resulting in a decrease of approximately 372 basis points (“bps”) in gross profit margin for the quarter.

The decrease in gross margin was driven by deleveraging of other merchandise, buying and occupancy of approximately 241 bps, which includes 54 bps related to the reversal of accrued incentive plan costs in the third quarter of 2014, in addition to a decrease of 131 bps in merchandise margins compared to the prior year.  Merchandise margins were comprised of improved initial product mark-up offset by an increase in markdowns necessary to drive sales performance.

Selling, General and Administrative Expenses.  SG&A expenses, exclusive of depreciation and amortization, for the thirteen weeks ended October 31, 2015, were $33.6 million, or 32.4% of net sales, compared to $31.5 million, or 28.5% of net sales, for the thirteen weeks ended November 1, 2014. The increase in SG&A expenses as a percent of net sales was the result of: deleveraging due to lower sales and total SG&A dollars increasing by $2.1 million in the third quarter of 2015 as compared to the same period last year, mainly due to a $1.1 million reduction in incentive plan costs in the comparable quarter last year; an additional $0.3 million spent on external consulting for our in-depth business evaluation; in the aggregate, higher legal and professional services of $0.3 million which included costs associated with recent shareholder activism, and increased costs related to supporting growth in the eCommerce business.

Depreciation and Amortization.  Depreciation and amortization expense was $3.1 million, or 3.0% of net sales, for the thirteen weeks ended October 31, 2015, compared to $2.9 million, or 2.6% of net sales, for the thirteen weeks ended November 1, 2014. The increase in the amount of depreciation and amortization expense primarily resulted from increased depreciation from new stores and store conversions.

Impairment of Store Assets. We recorded non-cash impairment charges of approximately $67 thousand related to two stores in the thirteen weeks ended October 31, 2015 compared to no impairment charges in the thirteen weeks ended November 1, 2014.

Operating Income.  As a result of the foregoing factors, we reported operating income of approximately $0.3 million, or 0.3% of net sales, for the thirteen weeks ended October 31, 2015, compared to operating income of approximately $9.3 million, or 8.4% of net sales, for the thirteen weeks ended November 1, 2014.

Other Expense. Other expense of $36 thousand and $46 thousand for the thirteen weeks ended October 31, 2015 and November 1, 2014, respectively, consisted primarily of fees associated with our Credit Facility.

Income Taxes.  We recorded income tax expense of approximately $0.6 million for the thirteen weeks ended October 31, 2015 compared to $0.3 million for the thirteen weeks ended November 1, 2014. The increase in the effective tax rate reflects the recognition of deferred tax expense as a result of releasing the majority of the valuation allowance on our deferred tax assets in the fourth quarter of fiscal 2014, a change in the 2015 annual forecast, as well as the impact of permanent differences, state income taxes and discrete income tax benefits related to recognizing deferred tax assets from previous periods.

Net (Loss) Income.  As a result of the foregoing factors, we reported a net loss of $0.3 million, or 0.3% of net sales and $(0.01) per share, for the thirteen weeks ended October 31, 2015, compared to net income of $9.0 million, or 8.1% of net sales and $0.24 per diluted share, for the thirteen weeks ended November 1, 2014.

Thirty-Nine Weeks Ended October 31, 2015 Compared to Thirty-Nine Weeks Ended November 1, 2014

	Thirty-Nine Weeks Ended
	October 31, 2015		November 1, 2014		Change
		%		%
(dollars in thousands)	$	of Sales	$	of Sales	$	%
Net sales	$289,259	100.0%	$320,609	100.0%	$(31,350)	(9.8)%
Merchandise, buying and occupancy	188,992	65.3	201,333	62.8	(12,341)	(6.1)
Selling, general and administrative	95,223	32.9	94,965	29.6	258	0.3
Depreciation and amortization	8,733	3.0	8,781	2.8	(48)	(0.5)
Impairment of store assets	182	0.1	144	—	38	26.1
Total costs and expenses	293,130	101.3	305,223	95.2	(12,093)	(4.0)
Operating (loss) income	(3,871)	(1.3)	15,386	4.8	(19,257)	(125.2)
Other expense	(76)	—	(150)	—	74	(49.0)
(Loss) income before income taxes	(3,947)	(1.3)	15,236	4.8	(19,183)	(125.9)
Income tax (benefit) expense	(1,480)	(0.5)	274	0.1	(1,754)	*
Net (loss) income	$(2,467)	(0.9)%	$14,962	4.7%	$(17,429)	(116.5)%

* Calculated result is not meaningful.

Net Sales.  Net sales for the thirty-nine weeks ended October 31, 2015, were $289.3 million, a decrease of $31.4 million, or 9.8%, from net sales of $320.6 million for the thirty-nine weeks ended November 1, 2014. The decrease in net sales was primarily a result of operating an average of 25, or 4.6%, fewer stores, a 5.1%  reduction in transactions per store, and a 3.5% decline in units per transaction compared to the same period last year; these declines were partially offset by a 1.2% increase in our average unit retail and an increase in eCommerce transactions that resulted in a 15.4% increase in eCommerce net sales.  Factors negatively impacting revenues include general market weakness in women’s apparel affecting traffic, a lack of depth in some of our key categories, and unseasonable weather in certain regions.

Same-store sales decreased 10.0% for the thirty-nine weeks ended October 31, 2015, when compared to the thirty-nine weeks ended November 1, 2014; this follows a 1.2% same-store sales decrease in the same period last year, which has been restated to include eCommerce.  Our transition to the MPW format has resulted in a substantial number of our stores being excluded from our comparable store base.  At the end of the thirty-nine week period, on average approximately 59% of our stores were included in our comparable store base versus approximately 71% last year.

Merchandise, Buying and Occupancy Costs.  Merchandise, buying and occupancy costs, exclusive of depreciation and amortization, were $189.0 million, or 65.3% of net sales, for the thirty-nine weeks ended October 31, 2015, compared to $201.3 million, or 62.8% of net sales, for the thirty-nine weeks ended November 1, 2014, resulting in a decrease of approximately 254 basis points (“bps”) in gross profit margin for the period.

The decrease in gross margin was driven by deleveraging of other merchandise, buying and occupancy of approximately 240 bps, and a decrease in merchandise margins of approximately 14 bps. The slight decrease in merchandise margins resulted mainly from improved initial product mark-up offset by an increase in markdowns necessary to drive sales performance.

Selling, General and Administrative Expenses.  SG&A expenses, exclusive of depreciation and amortization, for the thirty-nine weeks ended October 31, 2015, were $95.2 million, or 32.9% of net sales, compared to $95.0 million, or 29.6% of net sales, for the thirty-nine weeks ended November 1, 2014. The increase in SG&A expenses as a percent of sales was the result of deleveraging due to lower sales.  Total SG&A dollars increased by $0.2 million in the first nine months of 2015, as compared to the same period last year, due to a combination of offsetting factors, primarily increases in the aggregate of legal and professional services of $0.7 million, which included costs associated with recent shareholder activism, and an increase of $0.3 million of external consulting for our in-depth business evaluation, and higher corporate salaries driven primarily by annual merit increases.  These increases were offset by lower marketing expenditures, lower medical and insurance costs, and lower store payroll and related expenses due to lower sales.   In the

first nine months of fiscal 2015, marketing, including on-line marketing costs, as a percentage of net sales was approximately 2.7%, which was up 10 bps from the prior year period.

Depreciation and Amortization.  Depreciation and amortization expense was $8.7 million, or 3.0% of net sales, for the thirty-nine weeks ended October 31, 2015, compared to $8.8 million, or 2.8% of net sales, for the thirty-nine weeks ended November 1, 2014. The decrease in the amount of depreciation and amortization expense primarily resulted from operating on average 4.6% fewer stores in the first nine months of fiscal 2015 compared to the same period in fiscal 2014. In addition, the continued maturing of our store base has resulted in more fully depreciated assets and lower depreciation expense, offsetting depreciation from new stores and store conversions.

Impairment of Store Assets. We recorded non-cash impairment charges of approximately $182 thousand related to three stores during the thirty-nine week period ended October 31, 2015, and approximately $144 thousand related to two stores during the thirty-nine week period ended November 1, 2014.

Operating (Loss) Income.  As a result of the foregoing factors, we reported an operating loss of approximately $3.9 million, or 1.3% of net sales, for the thirty-nine weeks ended October 31, 2015, compared to operating income of approximately $15.4 million, or 4.8% of net sales, for the thirty-nine weeks ended November 1, 2014.

Other Expense. Other expense of $76 thousand and $150 thousand for the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively, consisted primarily of fees associated with our Credit Facility.

Income Taxes.  We recorded an income tax benefit of approximately $1.5 million for the thirty-nine weeks ended October 31, 2015 compared to income tax expense of approximately $0.3 million for the thirty-nine weeks ended November 1, 2014.  The increase in the effective tax rate reflects the recognition of deferred tax expense as a result of releasing the majority of the valuation allowance on our deferred tax assets in the fourth quarter of fiscal 2014, as well as the impact of permanent differences, state income taxes and discrete income tax benefits related to recognizing deferred tax assets from previous periods.

Net (Loss) Income.  As a result of the foregoing factors, we reported a net loss of $2.5 million, or 0.9% of net sales and ($0.07) per share, for the thirty-nine weeks ended October 31, 2015, compared to net income of $15.0 million, or 4.7% of net sales and $0.40 per diluted share, for the thirty-nine weeks ended November 1, 2014.

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

Based on our current plans, we believe cash flows from operating activities and working capital will be sufficient to meet our operating and capital expenditure requirements for the next twelve months. We do not anticipate the need to utilize our Credit Facility for any liquidity needs in fiscal 2015, other than to maintain and open letters of credit in the normal course of business.  Our plans are dependent on our ability to consistently deliver merchandise that is appealing to our customers at a profitable price, and to manage our costs effectively, in order to satisfy our working capital and other operating cash requirements. Our operating plan is based on a number of assumptions which involve significant judgment and estimates of future performance. If our net sales, gross margins and operating results fall short of our expectations, we may be required to access our Credit Facility.

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

The following table summarizes our cash flows for the thirty-nine weeks ended October 31, 2015, and November 1, 2014 (in thousands):

	October 31, 2015	November 1, 2014
Net cash (used in) provided by operating activities	$(3,216)	$2,457
Net cash used in investing activities	(9,634)	(17,613)
Net cash used in financing activities	(26)	(569)
Net decrease in cash and cash equivalents	$(12,876)	$(15,725)

Net cash (used in) provided by operating activities

Thirty-nine weeks ended October 31, 2015

Net cash used in operating activities in the thirty-nine weeks ended October 31, 2015, totaled $3.2 million.  This compares to net cash generated from operating activities of $2.5 million in the thirty-nine weeks ended November 1, 2014. We reported  a net loss of $2.5 million for the thirty-nine weeks ended October 31, 2015, compared to net income of $15.0 million for the thirty-nine weeks ended November 1, 2014.

Significant offsets to the decreased net income resulted from improvements in our working capital accounts in the thirty-nine weeks ended October 31, 2015 compared to the same period last year, which included a $7.2 million increase in merchandise inventories, a $0.9 million net decrease in accounts payable and accrued liabilities, a $3.7 million increase in prepaid expenses and other current assets, and a $1.0 million increase in accounts receivable.  The improvement in merchandise inventories relates primarily to managing lower in-transit inventories and the impact of lower sales.  The decrease in accounts payable and accrued liabilities is associated with the lower inventory receipts and lower levels of in-transit inventory at the end of the quarter.  The decrease in accounts receivable primarily resulted from lower tenant allowances on new stores. The increase in prepaid expenses and other current assets primarily relates to increased payments for technology related contracts.

These improvements were offset by the remainder of the change in cash used by operating activities which was substantially the result of the net loss realized during the thirty-nine weeks, after adjusting for non-cash charges including depreciation, deferred lease-related liabilities and stock-based compensation expense, offset by the increase in deferred taxes.

Thirty-nine weeks ended November 1, 2014

Net cash provided by operating activities in the thirty-nine weeks ended November 1, 2014, totaled $2.5 million.  This compared to net cash provided by operating activities of $12.7 million in the thirty-nine weeks ended November 2, 2013. We reported net income of $15.0 million for the thirty-nine weeks ended November 1, 2014, compared to net income of $9.0 million for the thirty-nine weeks ended November 2, 2013.

Significant fluctuations in our working capital accounts in the thirty-nine weeks ended November 1, 2014, included a $13.9 million increase in merchandise inventories, a $4.1 million decrease in accounts payable, a $1.6 million increase in prepaid expenses and other assets, a $3.9 million increase in accounts receivable and a $2.5 million decrease in accrued liabilities.  The increase in accounts payable is associated with the seasonal increase in inventory.  The increase in merchandise inventories related to planned increases in core inventories along with lower than projected sales. The increase in prepaid expenses and other current assets primarily related to increased payments for IT-related contracts.  The increase in accounts receivable primarily resulted from tenant allowances on new stores. In addition, more of our sales were tendered on our private label credit card in the third quarter of fiscal 2014 compared to the prior year period, which resulted in an increase in credit card receivables due to timing differences in funding from the card processor.  The decrease in accrued liabilities primarily related to gift card and store credit liabilities, the elimination of previously accrued incentive bonus, and lower percentage rent due to lower than projected sales.

The remainder of the change in cash provided by operating activities was substantially the result of the net earnings realized in the third quarter, after adjusting for non-cash charges including depreciation and amortization, deferred lease-related liabilities and stock-based compensation expense, combined with various changes in our other operating assets and liabilities.

Net cash used in investing activities

Thirty-nine weeks ended October 31, 2015

Net cash used in investing activities in the thirty-nine weeks ended October 31, 2015, totaled $9.6 million, a decrease of $8.0 million from net cash used in investing activities of $17.6 million during the thirty-nine weeks ended November 1, 2014. Net cash used in investing activities in the thirty-nine weeks ended October 31, 2015, consisted of $22.6 million of capital expenditures, partially offset by maturities of $13.0 million of available-for-sale investments. We opened 39 new stores and relocated or expanded 17 new MPW stores as we continued our conversion process during the thirty-nine weeks ended October 31, 2015.  We also made investments in our Customer First initiative.

Thirty-nine weeks ended November 1, 2014

Net cash used in investing activities in the thirty-nine weeks ended November 1, 2014, totaled $17.6 million, a decrease of $8.3 million from net cash used in investing activities of $25.9 million during the thirty-nine weeks ended November 2, 2013. Net cash used in investing activities in the thirty-nine weeks ended November 1, 2014, consisted of $15.3 million of capital expenditures and $12.5 million of purchases of available-for-sale investments, partially offset by $10.2 million of maturities of available-for-sale investments. We opened 22 new stores and closed or converted 174 existing stores in the thirty-nine weeks ended November 1, 2014.  We also made investments in our information technology infrastructure and visual merchandising displays and fixtures.

Net cash used in financing activities

Thirty-nine weeks ended October 31, 2015

Net cash used in financing activities in the thirty-nine weeks ended October 31, 2015, totaled approximately $26 thousand, a decrease of $543 thousand from net cash used in financing activities of $569 thousand in the thirty-nine weeks ended November 1, 2014. In the thirty-nine weeks ended October 31, 2015, net cash used in financing activities related to the payment of withholding tax obligations on the vesting of restricted stock awards.

Thirty-nine weeks ended November 1, 2014

Net cash used in financing activities in the thirty-nine weeks ended November 1, 2014, totaled $569 thousand, an increase of $581 thousand from net cash provided by financing activities of $12 thousand in the thirty-nine weeks ended November 2, 2013. In the thirty-nine weeks ended November 1, 2014, net cash used in financing activities primarily related to the payment of withholding tax obligations on the vesting of restricted stock awards and stock options exercised, and payment of deferred financing costs in conjunction with the amendment to our credit facility, partially offset by cash received for the exercise of stock options.

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

We had no revolving credit loan borrowings under the Credit Facility during fiscal 2015 or fiscal 2014. Historically, our credit facility has been utilized only to open letters of credit in the normal course of business. The total borrowing base at

October 31, 2015, was approximately $43.6 million. As of October 31, 2015, we had open on-demand letters of credit of approximately $0.2 million.  Accordingly, after reducing the borrowing base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the borrowing base, the net availability of revolving credit loans under the Credit Facility was approximately $39.0 million at October 31, 2015.

See Note 6 - Credit Facility for additional details regarding our Credit Facility, including a description of the sole financial covenant, with which we were in compliance as of October 31, 2015.

Sourcing

We directly imported approximately 52% and 38% of our merchandise purchases during the thirty-nine-week periods ended October 31, 2015, and November 1, 2014, respectively. A significant amount of our merchandise was manufactured overseas during each of these fiscal periods, primarily in China and Indonesia. Our reliance on sourcing from foreign countries may cause us to be exposed to certain risks as indicated below and in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

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

We do not have long-term purchase commitments or arrangements with any of our suppliers or buying agents. One of our suppliers accounted for approximately 30% and 28% of our purchases during the thirty-nine week periods ended October 31, 2015 and November 1, 2014, respectively.  No other vendor supplied greater than 10% of the Company's merchandise purchases during the thirty-nine week periods ended October 31, 2015 and November 1, 2014.

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

Inflation

We do not believe that inflation had a material effect on our results of operations for the thirty-nine weeks ended October 31, 2015.

Forward-Looking Statements

We may make forward-looking statements reflecting our current views with respect to future events and financial performance.  These forward-looking statements, which may be included in reports filed under the Exchange Act, in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal period ended January 31, 2015, which could cause actual results to differ materially from historical results or those anticipated.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, we wish to advise readers that the risk factors listed in Item 1A of our Annual Report on Form 10-K for the fiscal period ended January 31, 2015, as well as other factors, could affect our performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed in the quarterly report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness and design of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures continue to be ineffective as October 31, 2015 due to the material weakness previously reported in our Annual Report on Form 10-K for the fiscal period ended January 31, 2015, which has not yet been fully remediated. Management performed additional analyses and procedures to ensure that our condensed consolidated financial statements included in this Quarterly Report were presented fairly in conformity with generally accepted accounting principles and fairly present in all material respects our financial position, results of operations and cash flows for the period presented. Other than the material weakness previously described in our Annual Report on Form 10-K for the fiscal period ended January 31, 2015, management has identified no new material weaknesses as of October 31, 2015.

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

Management has implemented changes to our internal control over financial reporting to remediate the identified control deficiencies. Our remediation plan and actions to further improve our internal controls surrounding our lease accounting process and analysis includes review of all store leases by accounting personnel and monthly meetings between real estate and accounting personnel to discuss the scope and nature of lease amendments being executed. Management is continuing to assess operating effectiveness of the controls put in place over several operating cycles in order to conclude that the material weakness and related control deficiencies have been fully remediated.

(c)  Internal Control Over Financial Reporting

There have not been any changes in our internal control, other than those contained in our remediation plans described in Item 4(b) above, over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the thirty-nine weeks ended October 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit	Description
10.1**	Agreement between Christopher & Banks Corporation and Marc Ungerman (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 13, 2015)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

Financial statements from the Quarterly Report on Form 10-Q of Christopher & Banks Corporation for the fiscal quarter ended October 31, 2015, formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements

*   Filed with this report

** Management agreement or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated: December 8, 2015	By:	/s/ LuAnn Via
LuAnn Via
President and Chief Executive Officer
(Principal Executive Officer)

Dated: December 8, 2015	By:	/s/ Peter G. Michielutti
Peter G. Michielutti
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)