Form 10-K
period 2016-01-30
CHRISTOPHER & BANKS CORP
filed 2016-03-18
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  YES  ☒  NO

The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant as of July 31, 2015,  was approximately $117.3 million based on the closing price of such stock as quoted on the New York Stock Exchange ($3.23) on such date.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, was 37.1 million as of March 11, 2016 (excluding treasury shares of 9.8 million).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held (the “Proxy Statement”) are incorporated by reference into Part III.

CHRISTOPHER & BANKS CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

Christopher & Banks Corporation is a national specialty retailer featuring exclusively-designed, private-brand women’s apparel and accessories. We offer our customers an assortment of classic and versatile clothing for her everyday needs at a good value. Our merchandise is developed for women of all sizes, age 40 and older with an income level from  moderate to above average.

We operate an integrated, omni-channel business platform that is designed to provide customers a seamless retail experience with the ability to shop when and where they want, including retail stores, outlet stores, online and mobile. This allows our customers to browse, purchase, return, or exchange our merchandise through the channel that is optimal for her.

Unless otherwise noted, the use of the terms “the Company”, “we”, “us” and “our” in this Annual Report on Form 10-K refers to Christopher & Banks Corporation and its wholly owned subsidiaries, Christopher & Banks, Inc. and Christopher & Banks Company.

Our Brand

Christopher & Banks Corporation was incorporated in 1986 to acquire Braun’s Fashions, Inc., which had operated as a family-owned business since 1956. We became a publicly traded corporation in 1992 and, in July 2000, our stockholders approved a company name change from Braun’s Fashions Corporation to Christopher & Banks Corporation. Christopher & Banks caters to missy and petite sized customers. In 2000, we introduced our women’s plus sized collection under the name C.J. Banks.

We offer merchandise assortments that reflect a balance of novelty and basic core pieces, at affordable prices. We emphasize comfort and easy care in classic and relevant fashion. To differentiate ourselves from our competitors, our buyers, working in conjunction with our product development teams, strive to create a merchandise assortment of coordinated outfits, the majority of which are manufactured exclusively for us under our proprietary Christopher & Banks ® and C.J. Banks ® names.

Our Channels

Our Christopher and Banks (“CB”) stores offer merchandise assortments in women’s apparel and accessories for missy sizes 4 to 16 and petite sizes 4P to 16P.

Our C.J. Banks (“CJ”) stores offer merchandise assortments in similar women’s apparel and accessories for women’s sizes 14W to 26W.

Our Missy, Petite, Women (“MPW”) stores, outlet stores, and online or web store offer merchandise assortments from both Christopher and Banks and C.J. Banks in all three size ranges resulting in greater opportunity to service our customers and improve our store productivity.

Our Vision

Our vision is to be our customer’s trusted brand by delivering style and value every day.

Our Mission

Our mission is to provide her with the style and versatility that reflects who she is, the lasting quality and affordable value that she expects, and the personalized attention that she deserves.

Our Strategy

We strive to provide our customer with experiences that make her look and feel her best.

Our strategy includes three key initiatives:

•	Bring the “special” back to our specialty store
•	Increase brand awareness and drive engagement
•	Leverage our omni-channel capabilities

Bring the “Special” Back to Our Specialty Store

We are committed to ensuring we consistently meet our customers’ needs with differentiated styles that fit her lifestyle. We intend to increase the breadth of our fashion offering and ensure frequent newness to encourage repeat visits and increased spend.  We also will continue our focus on expanding on our new categories to augment her wardrobe needs. We will continue to localize our store assortments, tailoring our offerings by market type and customer size.

Our focus remains on cultivating and delivering a true “specialty” shopping experience through exceptional customer service and inspirational merchandising presentations. We have a highly loyal customer base largely attributable to our shopping environment and our engaged, knowledgeable store associates. Our associates have long-term relationships with our customers and understand their preferences to assist them in selecting styles that makes them look and feel their best. We believe this genuine service focus is a competitive advantage and is key in our omni-channel approach.

As we continue to convert to the MPW store format, we have re-merchandised our product placement and visual elements to assist customers of all sizes more easily find the product they seek.

Increase Brand Awareness and Drive Engagement

We have a very loyal customer base that is highly engaged. As such, we will continue to leverage our direct and digital marketing channels to encourage our customer to shop more frequently and increase her spend with us. During the fiscal year, we also will be focused on increasing our brand awareness to acquire new customers.  We intend to invest incremental marketing spend to build the brand through refreshing our creative brand, look and feel, and by expanding our marketing mix during the latter part of the year.

We continue to be focused on maximizing the benefits of our customer relationship management ("CRM") system database and Friendship Rewards Loyalty Program (“Friendship Rewards”) to strengthen our engagement with our customers. Friendship Rewards is a point-based program where members earn points based on purchases and other interactions with us. After reaching a certain level of accumulated points, members are rewarded with a certificate which may be applied towards purchases at our stores or on our web site. The program has helped us build our customer file in our database, allowing us to analyze purchasing behavior and to communicate more effectively with our customers. Early in fiscal 2016, we plan to launch a more personalized reward system that is differentiated by level of purchase activity and provides enhanced benefits as customers achieve the next reward level.

Leverage Our Omni-Channel Capabilities

During fiscal 2015, we made significant investments in support of developing our integrated, omni-channel strategy which is designed to provide customers a seamless retail experience together with the ability to shop when and where they want, including retail stores, outlet stores, online and mobile. Our omni-channel investments will enable us to address multiple customer touch points to drive spend and build our brand awareness. Our customers will be able to browse merchandise in one channel and consummate a transaction in a different channel.  At the same time, our customers have the option to return merchandise to a store or to our third-party distribution center, regardless of the original channel used for purchase.

Our Merchandise

Our merchandise assortments include mostly exclusive designs of women’s apparel, generally consisting of casual clothing, everyday basics, wear-to-work, leisure / active wear, and sleepwear in missy, petite and women sizes. The Company also offers a selection of jewelry and accessories, including footwear to complement our customer’s wardrobe.

While each store offers a base merchandise assortment, store assortments vary to reflect individual store demands and local market preferences. We design our products and merchandise them in our stores and through our website in a coordinated manner intended to drive the number of units per transaction. On average, our customers purchase two to three items per transaction.

Our Operations

All of the Company operations are located in the United States. Merchandise selection, pricing and promotions, procurement and sourcing, marketing and advertising, and labor deployment across all channels are centrally managed at our corporate headquarters. In addition, functional support capabilities (e.g. human resources, finance, legal) are generally performed at our corporate location. We also have field operations that support our retail teams. Our retail stores have procedures for transaction processing, customer experience, merchandise display, inventory management, asset protection, and staff training.

Our Stores

As of January 30, 2016, we operated 518 stores in 45 states. The following table illustrates the change in store count and store format by fiscal year:

Store Count Rollforward	2015	2014	2013	2012	2011
Stores as beginning of year	518	560	608	686	775
Opened	42	23	8	7	31
Closed	(19)	(21)	(35)	(85)	(120)
Conversions	(23)	(44)	(21)	—	—
Stores at end of year	518	518	560	608	686

Stores by Format	2015	2014	2013	2012	2011
MPW	314	216	61	40	62
Outlet	77	44	31	25	23
Christopher and Banks	67	173	333	383	402
CJ Banks	60	85	135	160	199
Total Stores	518	518	560	608	686

We believe that the investments we have made in our stores, particularly the MPW and Outlet formats, represent a significant asset that we can leverage in our strategies to improve performance. When our foundational investments in an omni-channel platform are completed this fiscal year, we will have the ability to provide our customer with the ability to review inventory availability and shop when, where and how she wants.

We continue to be pleased with the overall performance of our MPW stores, which generate higher productivity per square foot, higher gross margin and higher operating margin than the predecessor CB or CJ store formats. We will continue the conversion of the majority of the remaining Christopher & Banks and CJ Banks stores to the MPW format over the next two years.

Our new store growth strategy will be focused primarily on outlets. These stores enable us to expand our customer reach to new geographies and heighten brand awareness. Our outlet stores contain a mixture of core merchandise, made-for-outlet merchandise and clearance merchandise. The made-for-outlet product carries a higher margin than the clearance items from our retail store base. We regularly review the appropriate ratio of made-for-outlet and clearance merchandise for our outlets and adjust that ratio as appropriate. We see an ongoing growth opportunity in our outlet business and believe we can successfully operate approximately 100 outlet locations.

Our Website

Our website at www.christopherandbanks.com provides customers the ability to browse our offerings, locate our stores, and order merchandise online. Our website is designed to be an extension of our brand and is key to our developing omni-channel strategy. The online merchandise assortment consists of a combination of exclusive styles as well as special sizes and lengths. We offer online customers the option to return items in our stores. For fiscal 2016, we will continue to focus on our omni-channel opportunity with the launch of a new web platform with enhanced functionality to improve our customer’s experience.

Competition

The women’s retail apparel business is highly competitive and includes regional, national and international department stores, specialty stores, boutique stores, catalog companies, and online retailers. Many of these competitors have greater name recognition and some of these competitors may have greater financial, marketing and other resources compared to us. We compete in the specialty retail space by offering unique, classic and versatile clothing that fits her everyday needs at a good value. We believe our visual merchandise presentation, attentive customer service and physical store locations supplement our compelling value proposition.

Global Sourcing and Product Sourcing

We utilize a broad base of manufacturers located throughout the world that we believe produce goods at the level of quality that our customers desire at a competitive price. For the most recently completed fiscal year, our ten largest suppliers accounted for approximately 70% of the merchandise we purchased, and we purchased 30% and 10% of our goods respectively from our two largest suppliers.

We purchase our merchandise using purchase orders and, therefore, are not subject to long-term production contracts with any of our vendors, manufacturers, or buying agents. We intend to continue our efforts to maximize our purchasing power by consolidating the number of key suppliers with consideration for the potential risk of limiting our manufacturing flexibility.

We may take ownership to product in the foreign country where the factory is located, at a designated point of entry into the United States, or at our distribution center depending on the specific terms of the sale. Most of our sourcing activities are performed by a single-shared sourcing and procurement function. We believe that this function, working in concert with our key supply chain partners, will deliver high quality apparel and accessories at a lower cost while providing the opportunity to minimize freight costs through consolidation. We believe that the decision to centralize our sourcing and procurement operations has helped us mitigate the impact of higher sourcing costs.

Typical lead times for delivery of our merchandise are 90 to 150 days from the date of order placement, however we have the ability to expedite the sourcing of merchandise in those cases where we see an opportunity to garner incremental sales on those items that have resonated with our customer. In addition we will purchase domestically when demand warrants.

We expect product costs, including the cost of cotton, to remain relatively constant in fiscal 2016.

Merchandise Distribution

We centrally distribute most of our products sold in our stores from our distribution center located in Plymouth, Minnesota. New merchandise is generally received each week day at our corporate distribution center. After arrival, merchandise is sorted and packaged for shipment to individual stores or is held for future store replenishment. Merchandise is generally pre-ticketed with price and related informational tags at the point of manufacture.

Merchandise is typically shipped to our stores via third-party delivery services multiple times per week, providing our stores with a steady flow of new inventory.

Merchandise sold through our eCommerce channel is delivered directly to the customer through a third-party service provider.

Information Technology

Our information technology strategy is intended to provide a platform for an integrated, omni-channel retail experience.  Our information systems are designed to enable us to obtain, analyze, and take action on information in a timely fashion.  We are committed to leveraging technology to maintain effective financial and operational controls.

We continue to make investments in capabilities that will allow us to better manage the flow of product.  Existing and anticipated system enhancements are intended to allow our teams to analyze store-level data to tailor the merchandise assortment to the demographics of the surrounding community. We expect these insights will lead to improved merchandise assortments thereby generating higher unit velocity and improved average unit retail, which should translate into higher merchandise margins.

We are committed to evolving change management and portfolio management processes and standards to improve the security of our data and our customers’ information as well as to maintain effective financial and operational controls. We have established an information security infrastructure and methodology which can adapt to the evolving needs of the business in an effort to ensure the appropriate safeguarding of assets and secure and reliable customer transactions.

Employees

As of January 30, 2016, we employed approximately 4,355 associates, approximately 31% of whom were full-time employees and the balance of whom were part-time employees. The number of part-time employees fluctuates during peak selling periods. Approximately 220 of our associates are employed at our corporate office and distribution center facility, with the majority of the associate population employed in our store field organization. We have no collective bargaining agreements covering any of our employees, have never experienced a work stoppage and are unaware of any efforts or plans to organize our employees. We consider relations with our employees to be good.

Trademarks and Service Marks

We are the owner of certain registered and common law trademarks and service marks (collectively referred to as “Marks”).

Our wholly owned subsidiary, Christopher & Banks Company, is the owner of the federally registered Marks “christopher & banks ®,” which is our predominant private brand, and “cj banks ®,” our private brand for women sizes 14W to 26W.

In the opinion of management, our rights in the Marks are important to our business and are recognized in the women’s retail apparel industry. Accordingly, we intend to maintain our Marks and the related registrations and applications. U.S. trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade. We are not aware of any claims of infringement or other challenges to our rights to use any registered Marks in the United States.

Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, consumer confidence, customer response to our seasonal merchandise mix, timing of new store openings, adverse weather conditions, and shifts in the timing of certain holidays and promotional events.

Working Capital

We fund our business operations through a combination of cash and cash equivalents, short-term investments and cash flows generated from operations. In addition, our revolving credit facilities are available for additional working capital needs, for general corporate purposes and investment opportunities.

Effective inventory management is critical to our success.  We employ various methods to manage inventory levels including demand forecasting, optimal allocations, and various forms of inventory replenishment.  We seek to minimize markdowns through effective inventory management.

Available Information

Our investor relations website is located at www.christopherandbanks.com. Through this website, we make available free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”).

Our Corporate Governance Guidelines, Code of Conduct, Ethical Principles, and of our Board of Directors committee charters are also available free of charge at our investor relations website.

ITEM 1A. RISK FACTORS

Our business is subject to a variety of risks.  Thus, an investment in our stock is also subject to risk. The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements that are contained in this Annual Report on Form 10-K (“Report”), as well as certain of our other filings with the SEC. Any of the following risks and uncertainties could materially adversely affect our business, financial condition, results of operations, cash flow, the trading price of our stock and/or the outcome of matters with respect to which forward-looking statements are made in this Report. The risk factors described below should not be construed as an exhaustive list of all the risks we face. There may be other risk factors not identified in this Report, that are either not presently known to us or that we currently believe to be immaterial, that could cause materially adverse effects.

All of our stores are located within the United States, making us highly susceptible to macroeconomic conditions and consumer confidence in the United States, and both of these factors may have a significant impact on consumer demand for our apparel and accessories.

The demand for our products is influenced by national, regional and local economic factors, and how those factors in turn influence consumer spending levels.  Apparel retailing is a cyclical industry that is highly dependent upon the overall level of consumer spending. Purchases of specialty apparel and related goods tend to be highly correlated with levels of disposable income for consumers and overall consumer confidence.  Because apparel generally is a discretionary purchase, declines in consumer spending may have a more negative effect on apparel retailers than on other retailers.

Factors that could adversely affect the demand for our products include recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws, any or all of which could have an adverse impact on our sales, results of operations and cash flow.

In addition, economic conditions could negatively impact the Company's retail landlords and their ability to maintain their shopping centers in a first-class condition and otherwise perform their obligations, which in turn could negatively impact our sales, results of operations and cash flow.

The geographic concentration of our stores makes us particularly susceptible to economic conditions in a small number of states.

A significant portion of our total sales is derived from stores located in ten states:  Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Ohio, New York, Pennsylvania and Wisconsin.  Therefore, we are particularly dependent on local economic conditions in these states. An economic downturn in any of these states that leads to decreased consumer spending could have a disproportionate negative impact on our sales, results of operations and cash flow.

The ability to attract customers to our stores that are located in regional malls and other shopping centers depends heavily on the success of the malls and the centers in which our stores are located, and any decrease in customer traffic to these malls and centers could cause our sales to be less than expected, which could adversely affect our results of operations and cash flow.

The majority of our current stores are located in shopping malls and other retail centers. Sales at these stores are derived in considerable part from the volume of traffic generated in those malls or retail centers and surrounding areas. To take advantage of customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable locations where competition for suitable store locations is strong. Our stores benefit from the ability of nearby tenants to generate consumer traffic near our stores, and the continuing popularity of the regional malls and outlet, lifestyle and power centers where our stores are located. Customer traffic and, in turn, our sales volume may be adversely affected by a wide variety of factors. A continued reduction in customer traffic could result in lower sales and leave us with excess inventory. In such circumstances, we may have to respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which could adversely impact our financial results and business.

Improving our store productivity will be largely dependent upon the performance of our missy, petite and women’s format (“MPW stores”) including our outlet stores, as well as in maintaining or increasing customer traffic in our stores and converting that traffic into sales.

Improving the profitability of our existing stores and optimizing store productivity is critical to achieving sales growth and returning to profitability.

Over the past several years, the Company has opened a number of outlet stores and either opened or converted existing stores into MPW stores such that approximately 75% of our stores (including outlets) at fiscal year-end were in the MPW format. We expect that the conversion of stores to the MPW format and the opening of additional outlet stores will continue but at a slower pace than the past two to three years.  The transition of the majority of our stores to the MPW format has resulted in certain operational challenges and tested our existing systems, which management continues to address.  If we are unable to improve the overall performance and store productivity of the MPW stores, our revenues, margins, liquidity and results of operations could be adversely affected.

We are subject to risks associated with leasing all of our store locations.

We currently lease all of our store locations. Our leases range from month-to-month to approximately ten years in length. A number of our leases have early termination provisions that apply if we do not achieve specified sales levels after an initial term and, in some cases, allow us to pay rent based on a percent of sales if we fail to achieve certain specified sales levels. The leases for approximately 11% of our store base expire between February 1, 2016 and January 31, 2017, including those leases which are month to month.  We believe that, over the last few years, we have generally been able to negotiate favorable rental rates and extend leases due, in part, to the state of the economy and higher than usual vacancy rates. It is possible this trend may not continue and that we may not be able to renew our leases on as favorable terms, or in certain circumstances, at all. As a result, we may need to pay higher occupancy costs or close stores, which could adversely impact our financial performance, results of operations and ability to generate positive cash flow.

Our long-term growth plan is dependent upon our ability to successfully implement our strategic and tactical initiatives.

The Company has a strategic growth plan that contemplates growth in sales per store and sales per square foot; improved selling, general and administrative expense leverage; and gross margin expansion intended to result in improved operating income as a percentage of net sales over the long term. Our ability to achieve our strategic growth plan depends upon a variety of factors, including a number of factors that are beyond our control. If we are unable to successfully implement and execute the strategic and tactical initiatives underlying our growth plan, our results of operations could be adversely affected.

If we are unable to achieve and sustain an acceptable level of gross margin, it could have a material adverse impact on our business, profitability and liquidity.

We experienced a decline in our overall gross margin in fiscal 2015, as compared to the prior fiscal year.  Our ability to reverse this trend and improve our gross margin is subject to a variety of challenges. The apparel industry is subject to significant pricing pressure caused by many factors. These factors may cause us to reduce our sales prices to consumers, which could cause our gross margin to decline further if we are unable to appropriately manage inventory levels and/or otherwise offset price reductions with comparable reductions in our operating costs or cost of goods. If our sales prices decline and we fail to sufficiently reduce our product costs or operating expenses, it will adversely impact our operating income. This could have a material adverse effect on our results of operations, liquidity and financial condition.

Our sales and results of operations could be adversely affected if we fail to retain or recruit key personnel as well as attract, develop and retain qualified employees.

Our performance is highly dependent on attracting and retaining qualified employees, including our senior management team and other key employees. Our strategy of offering high quality services and assistance to our customers requires a highly trained and engaged workforce. The turnover rate in the retail industry is relatively high, and there is an ongoing need to recruit and train new employees. Factors that affect our ability to maintain sufficient numbers of qualified employees include employee morale, our reputation, unemployment rates, competition from other employers and our ability to offer appropriate compensation packages. In we are unable to recruit, train and assimilate a sufficient number of qualified sales associates that may impair our efficiency and effectiveness in serving our customers. In addition, a significant amount of turnover of senior management employees with specific knowledge relating to us, our operations and our industry may negatively impact our operations.

We operate in a highly competitive retail apparel industry. The size and resources of some of our competitors may allow them to compete more effectively than we can, which could reduce our revenues and gross margin.

The women's specialty retail apparel business is highly competitive. We believe we compete primarily with department stores, specialty stores, discount stores, mass merchandisers, and online businesses that sell women's apparel. Many of our competitors are significantly larger with greater financial, distribution, marketing and other resources available to them, may offer a broader selection of merchandise than we do, and have greater brand recognition and comparatively lower costs of operations. They may be able to adapt to changes in customer preferences more quickly, devote greater resources to the marketing and sale of their products or adopt more aggressive pricing policies than we can. Given their greater financial resources and larger staff, our competitors may be better able to prioritize and manage large or complex projects, as well as respond more quickly to economic, operational, regulatory or organizational changes. Further, we do not typically advertise using television or radio media and thus do not reach customers through methods some of our competitors may use. In addition to competing for sales, we compete for favorable store locations, lease terms and qualified associates. Increased competition in any of these areas may result in higher costs, which could reduce our revenue and gross margins.

Failure to maintain our reputation and brand image or to successfully execute our marketing initiatives could have a negative impact on our business.

Our ability to maintain our brand image and reputation is integral to our business as well as the implementation of strategies to expand it. Maintaining, promoting and growing our brand will depend largely on the success of our design, merchandising and marketing efforts and our ability to provide a consistent, high-quality customer experience. In addition, while our brand is mature, our success depends on our ability to retain existing customers and attract new customers to shop our brand, both in-store and online. Successful marketing efforts require the ability to reach customers through various methods of communication. A number of our marketing programs are planned well in advance of the date by which the related product is available for sale. Our inability to accurately predict our customers’ preferences, to utilize their desired mode of communication, or to ensure availability of advertised products could adversely affect our business and operating results. In addition, failure to achieve consistent, positive performance or the receipt of negative publicity could adversely impact our brand and the brand loyalty of our customers, which would adversely impact our business.

Our ability to anticipate or react to changing consumer preferences in a timely and accurate manner and offer a compelling product at an attractive price impacts our sales, gross margins and results of operations.

Our success largely depends on our ability to consistently gauge and respond on a timely basis to fashion trends and provide a balanced assortment of merchandise that satisfies changing fashion tastes and customer demands for style, fit, quality and price, which preferences can vary considerably throughout the geographic areas in which we operate. Forecasting consumer demand for our merchandise and allocating the right amount and sizes of such merchandise to individual stores can be challenging. In addition, our merchandise assortment differs from season to season and, at any given time, our assortment may not resonate with our customers in terms of style, fit, quality or price. Generally, we begin the design process for apparel six to nine months before the merchandise is available to customers, and we typically begin to make purchase commitments several months in advance of deliveries to stores. These lead times can make it difficult for us to respond quickly to changes in the demand for our products or to adjust the cost of the product in response to customers' fashion or price preferences. Any missteps may affect merchandise desirability and gross margins, and result in excess inventory levels, which could impair our profitability.

If we miscalculate the market for our merchandise, our customers' tastes or purchasing habits or the demand for our products, we may have fewer sales at an acceptable mark-up over cost. As a result, we may be required to sell a significant amount of unsold inventory at below-average markups over cost, or below cost, which would have an adverse effect on our gross margin and results of operations. On the other hand, if we underestimate demand for our merchandise, we may experience inventory shortages, resulting in missed sales opportunities and lost revenues.

There are risks associated with our eCommerce business.

We sell merchandise over the internet through our web site, www.christopherandbanks.com, which represents a growing percentage of our overall net sales. The successful operation of our eCommerce business depends on our ability to maintain the efficient and continuous operation of our eCommerce websites and our fulfillment operations, and to provide a shopping experience that will generate orders and return visits to our site. Our eCommerce operations are subject to numerous risks, including:

•	unanticipated operating problems;
•	rapid technological change;
•	the successful implementation of, and costs to implement, new systems and upgrades including our pending conversion to a new website platform;
•	reliance on third parties with respect to the operation of the website, order fulfillment and customer service and such third parties’ computer hardware and software;
•	diversion of sales from our stores;
•	liability for online content;
•	lack of compliance with, or violations of, applicable state or federal laws and regulations, including those relating to privacy and the resulting impact on consumer purchases;
•	increased or unfavorable governmental regulation of eCommerce (which may include regulation of privacy, data protection, eCommerce payment services, content, accessibility and other related topics);
•	credit card fraud;
•	system failures or disruptions and security breaches and the costs to address and remedy such failures, disruptions or breaches;
•	lack of sufficient levels of inventory of product or sizes to meet online demand; and
•	untimely delivery of our merchandise to our customers by third parties.

If we fail to successfully address and respond to these risks, it could damage our brand and have a material adverse effect on our operating results, financial position and cash flows. There also can be no assurance that our eCommerce operations will meet our sales and profitability plans, and the failure to do so also could negatively impact our revenues and earnings.

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

For the last fiscal year, we directly imported approximately 38% of our merchandise, and much of the merchandise we purchase domestically is made overseas. Substantially all of our directly imported merchandise is manufactured in Asia.

Because a significant portion of our merchandise is produced overseas, we are subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as:

•	delays in the delivery of cargo;
•	imposition of, or increases in, duties, taxes or other charges on imports;
•

new legislation or regulations relating to increased tariffs, import quotas, embargoes, customs or other trade restrictions that may limit or prohibit merchandise that may be imported into the United States from countries or regions where we do business, increase the cost or reduce the supply of the merchandise we purchase or limit our ability to source products from countries that have the labor and expertise to manufacture our products cost effectively;

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
•

natural disasters, extreme weather, political or military conflicts, terrorism, disease epidemics and public health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and embargoing  or increased scrutiny (and the resulting delays) of goods produced in affected areas; and

•

the United States may impose new initiatives that adversely affect the trading status of countries where our apparel is manufactured. These initiatives may include retaliatory duties or other trade sanctions that, if enacted, would increase the cost of products imported from countries where our suppliers manufacture merchandise or result in our seeking new suppliers in countries with which we have little or no experience.

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

A significant portion of our merchandise is ordered through a small number of suppliers and our business could suffer if we needed to replace them.

We do not own or operate any manufacturing facilities. Instead we depend on independent third parties to manufacture our merchandise. For the most recently completed fiscal year, our ten largest suppliers accounted for approximately 70% of the merchandise we purchased, and we purchased 30% and 10% of our goods respectively from our two largest suppliers.

We generally maintain non-exclusive relationships with the suppliers that manufacture our merchandise, and we compete with other companies for production facilities. As a result, we have no contractual assurances of continued supply or pricing, and any supplier, including our key suppliers, could discontinue selling to us at any time. Moreover, a key supplier may not be able to supply our inventory needs due to capacity constraints, financial instability or other factors beyond our control, or we could decide to stop using a supplier due to quality or other performance or cost issues. If we determined to cease doing business with one or more of our key suppliers or if a key supplier were unable to supply desired merchandise in sufficient quantities on acceptable terms, we could experience delays in the receipt of inventory until alternative supply arrangements were secured; such delays could result in lost sales and adversely affect our results of operations and cash flow.

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

We also use third parties in various aspects of our business to support our operations. We have a contract with a single third party to manage significant portions of our eCommerce operations, including order fulfillment and customer service. We rely on third parties to inspect some of the factories where our products are made for compliance with our vendor code of conduct. From time-to-time we may rely on a third party for assistance with the implementation and/or management of certain aspects of our information technology infrastructure. We also rely on third parties to transport merchandise and deliver it to our distribution center, as well as to ship merchandise to our stores and to our third-party eCommerce fulfillment center.

Failure by any of these third parties to perform these functions effectively and properly, or any disruption in our business relationships with any of these third parties, could negatively impact our operations, profitability and reputation.

Our business and reputation could suffer if one or more of our suppliers fails to comply with applicable laws or to follow acceptable labor practices, or is accused of such non-compliance.

Our success depends, in part, on the manufacturers of our goods to operate in compliance with applicable laws and regulations and to comply with our vendor code of conduct. Although each of our purchase orders requires adherence to accepted labor practices, applicable laws and compliance with our vendor code of conduct, we do not supervise or control our suppliers or the manufacturers that produce the merchandise we sell. We rely on the staff of third-party auditing services to periodically visit and inspect the operations of a number of our independent manufacturers to, among other things, assess compliance with our vendor code of conduct. Nonetheless, we cannot ensure that these manufacturers will conduct their businesses in compliance with these expectations.  Moreover, apparel companies can, in some cases, be held jointly liable for the wrongdoings of the manufacturers of their products.  In addition, we cannot control the public’s perceptions of such manufacturers or their practices, even if they are compliant with applicable law but are viewed in a negative light by the public.  Their failure to comply with our vendor code of conduct or otherwise avoid creating negative consumer perceptions about their manufacturing methods and environment, could damage our reputation, interrupt or disrupt shipment of products, result in a decrease in customer traffic to our stores or website and adversely affect our sales and net income.

Our business could suffer if parties with whom the Company does business become insolvent or otherwise become unable or unwilling to perform their obligations to the Company.

We are party to contracts, transactions and business relationships with various third parties, including vendors, suppliers, service providers and lenders, pursuant to which such third parties have performance, payment and other obligations to us.  In some cases, the Company depends upon such third parties to provide essential products, services or other benefits in order to operate the Company’s business in the ordinary course.  Adverse economic, industry or market conditions could result in an increased risk to the Company associated with the potential financial distress or insolvency of such third parties. If any of these third parties were to become subject to bankruptcy, receivership or similar proceedings, our rights and benefits pursuant to these contracts, transactions and business relationships with such third parties could be terminated, modified in a manner adverse to us, or otherwise impaired. We cannot provide any assurance that we would be able to arrange alternate or replacement contracts, transactions or business relationships with other third parties on terms as favorable as our existing contracts, transactions or business relationships, if at all. Any inability on our part to do so could negatively affect our cash flows, financial condition and business.

There are risks relating to the transportation of our merchandise to our distribution center, to our eCommerce fulfillment center, to our stores, and to our eCommerce customers.

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

In addition, because the vast majority of our products are shipped by ocean from overseas, there are risks associated with a disruption in the operation of ports through which our products are shipped. If a disruption occurs, we are likely to experience delays in the receipt of products, and we or our suppliers may have to find alternative shipping methods, possibly at greater expense, increased lead times and increased costs of our goods, which could have a material adverse effect on our results of operations and cash flows. As a large part of our merchandise is produced in Asia, it is largely shipped to us through the ports on the West Coast. Any disruption in the operation of the West Coast ports could lead to the delayed receipt of merchandise and adjustments in our marketing promotions as a result. Any such delays could result in lost sales and lower gross margins due to the lack of seasonality of the product at time of receipt, and thus adversely affect our results of operations, gross profit and cash flows.

We depend on a single facility to conduct our operations and distribute our merchandise. Our business could suffer a material adverse effect if this facility were shut down or its operations severely disrupted.

Our corporate headquarters and our only distribution facility are located in one facility in Plymouth, Minnesota. Our distribution facility supplies merchandise to our retail stores and our third party eCommerce fulfillment center. Any serious disruption to our distribution facility or a facility closure for any reason, could delay shipments to stores and our eCommerce fulfillment center and result in inventory shortages which could negatively impact our sales and results of operations. In addition, our main data center and all of our senior management, including critical resources dedicated to merchandising, operations, finance and administrative functions, are located at our corporate headquarters. In the event of a disaster or other calamity impacting our corporate facility, our management and staff would have to find and operate out of other suitable locations. We have little experience operating essential functions away from our main corporate offices and are uncertain what effect operating such satellite facilities might have on business, personnel and results of operations.

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

The efficient operation of our business is heavily dependent on our information technology systems (“IT systems”). In particular, we rely on point-of-sale terminals, which provide information to our host analysis systems used to track sales and inventory, we rely on our eCommerce website through which we sell merchandise to our customers and we rely on a third party to process payroll for our employees. Although our data is backed up and securely stored off-site, our main data center is located at our headquarters in Plymouth, Minnesota. The data center and our operations are vulnerable to damage or interruption due to a variety of factors including:

•	fire, flood and other natural disasters;
•

generator loss, computer systems failures, technical malfunctions, inadequate systems capacity, Internet and telecommunications or data network failures, operator negligence, improper operation by or supervision of employees and similar events;

•	physical and electronic loss of data or security breaches; and
•	computer viruses or software bugs.

Any disruption in the operation of our IT systems, the loss of key employees knowledgeable about such systems or our failure to continue to effectively enhance such systems could interrupt our operations resulting in the temporary loss of or ability to access data or interfere with our ability to sell goods in-store, which could result in reduced sales and affect our operations and financial performance. In addition, any interruption in the operation of our Internet website could cause us to lose sales due to the temporary inability of customers to purchase merchandise through our website.

From time-to-time, we improve and upgrade our IT systems and the functionality of our Internet website in an effort to ensure they meet our evolving business and security needs and are adequate to handle business growth. The cost of any such system upgrades or enhancements can be significant.  We are currently in the process of implementing our Customer First initiative which involves an upgrade to, and greater integration among, our customer relationship management system, our order management system and our brick-and mortar-stores, as well as the implementation of a new eCommerce platform. If we are unable to maintain and upgrade our operating systems or eCommerce website, or effectively integrate new and updated systems, software or changes to our operating systems or our eCommerce website in an efficient, timely and secure manner, our business, financial condition and results of operations could be materially and adversely affected. While we believe that we are diligent in selecting vendors, systems and third party providers to assist us in maintaining the integrity of our information technology systems, we realize that there are risks and that no assurance can be provided that future disruptions, service outages and failures or unauthorized intrusions will not occur.

We are subject to cyber security risks and may incur additional expenses in order to mitigate such risks or in response to unauthorized access to our data. In addition, an incident in which we fail to protect our customers' information against a security breach could result in costly government enforcement actions and monetary damages against us from private litigation.  Such an incident could otherwise damage our reputation, harm our business and adversely impact our results of operations.

The Company and our third-party service providers that manage portions of the Company’s data are subject to cyber security risk. The nature of our business involves the receipt and transmission, and in some cases storage by us or third parties on our behalf, of customers’ personal information, shopping preferences and credit and debit card information, in addition to employee information and the Company’s financial and strategic data. The protection of our customers’ data, as well as internal Company data is vitally important to the Company. The Company and its third-party service providers employ systems and/or websites that are intended to protect the storage and/or transmission of proprietary or confidential information by us and these third-party service providers. While the Company has implemented measures to prevent and detect security breaches and cyber incidents and to monitor its computer network, any failure of these measures and any failure of third parties that assist the Company in managing its data could adversely affect the Company's business, financial condition and results of operations.

Although the Company expects our third-party service providers to implement and use reasonable security measures to protect the proprietary and confidential information once it is received, we cannot control these service providers and cannot guarantee that a security breach will not occur in the future either at their location or within their systems. Because the techniques used to obtain unauthorized access to data, disable or degrade storage service, or sabotage systems change frequently and may be difficult to detect, we and the service providers we use may be unable to anticipate these techniques or implement adequate preventive measures. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties acting on our behalf, through fraud, trickery or other forms of deceiving our employees or those of our third-party providers. Despite our preventative efforts and those of our third-party service providers, we may be vulnerable to targeted or random security breaches, privacy or denial of service attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events which could expose us and our third-party service providers to a risk of loss or misuse of proprietary and confidential information, litigation and potential liability. Cyber security attacks may be targeted at us, our third-party service providers, or our customers. Actual or anticipated attacks may cause us to incur significant additional expense, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Any cyber security or security breaches, including any breaches that result in theft, transfer or unauthorized disclosure of customer, employee or company information, or our lack of compliance with information security and privacy laws and regulations, may result in significant legal and financial exposure, including claims for unauthorized purchases with stolen credit card information, impersonation or other similar fraud claims, and considerable other additional expenses.  Some or all of these costs may not be adequately covered by our insurance, and could result in a loss of confidence in our security measures, any or all of which could have an adverse effect on our brand, business and reputation.

Consumer awareness and sensitivity to privacy breaches and cyber security threats is prevalent. Any misappropriation of confidential or personally identifiable information gathered, stored or used by us or our service providers, be it intentional or accidental, could have a material impact on the operation of our business, including severely damaging our reputation and our relationships with our customers, employees and investors. Should customers lose confidence in our ability to protect their information, they may discontinue shopping in our stores or on our website.

Laws on privacy continue to evolve and further limits on how we collect or use customer information could adversely affect our business.

We collect and store customer information primarily for marketing purposes.  The use or retention of certain information is subject to applicable privacy laws. These laws and the judicial interpretation of such laws are evolving on a frequent basis. If we fail to comply with these laws, we may be subject to fines or penalties, which could impact our business, financial condition and results of operations. In addition, any compromise of customer information could subject us to customer, third-party or government litigation and harm our reputation, which could adversely affect our business and financial condition. Any limitations imposed on the use of such customer information by federal, state or local governments, could have an adverse effect on our future marketing activities. Governmental focus on data security and/or privacy may lead to additional legislative action, and the increased emphasis on information security may lead customers to request that we take additional measures to enhance security. As a result, we may have to modify our business with the goal of further improving data security, which would result in increased expenses and operating complexity.

A failure to comply with the Payment Card Industry Data Security Standards could adversely affect our business, financial condition and results of operations.

We are highly dependent on the use of credit and debit cards to complete sale transactions in our stores and through our eCommerce website, and because of such use are subject to the Payment Card Industry Data Security Standards (“PCI Standards”). If we or our business partners fail to comply with the PCI Standards or to adequately protect sensitive customer information, we may become subject to fines or limitations on our ability to accept credit or debit cards, which could adversely affect our sales, operating income, brand and reputation. Also, any changes we may be required to make to our private label credit card program in the future could adversely affect the promotional financing arrangements available to our credit card customers and therefore our operating results.

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

Our ability to return to profitability and to generate positive cash flows is dependent upon many factors, including favorable economic conditions and consumer confidence and our ability to successfully execute our financial plan and strategic and tactical initiatives. There can be no assurance that our cash flows from operations will be sufficient at all times to support our Company without additional financing or credit availability. An inability to generate sufficient cash flow could have important consequences. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	limit our ability to borrow money or to invest in our business operations;
•	make it more difficult for us to open new stores, improve existing stores or convert stores to the MPW format; and require us to incur significant additional indebtedness.

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

While we have availability under our Credit Facility to bolster our liquidity, we may need additional capital to fund our operations, particularly if our cash flows from operating activities were to decrease or if the Credit Facility were unavailable. The sale of additional equity securities or convertible debt securities in order to improve our liquidity could result in additional dilution to our stockholders. If we borrow under our Credit Facility or incur other debt, our expenses will increase and we could be subject to additional restrictions that may limit our operating flexibility. Newly issued securities may have rights, preferences and privileges that are senior or otherwise superior to those of our common stock. There is no assurance that equity or debt financing will be available in amounts or on terms acceptable to us. Without sufficient liquidity, we will be more vulnerable to any future downturns in our business or the general economy. Future increases in interest rates or other tightening of the credit markets, or future turmoil in the financial markets, could make it more difficult for us to access funds, to refinance our indebtedness (if necessary), to enter into agreements for new indebtedness, or to obtain funding through the issuance of our securities.

Our ability to maintain the value of our trademarks impacts our business and financial performance.

We believe that our “christopher & banks”, “cj banks” and related trademarks are important to our success and we register a number of our trademarks in the United States in an effort to protect them. Even though we take actions to establish, register and protect our trademarks and other proprietary rights, we cannot be sure that we will be successful or that others will not imitate or infringe upon our intellectual property rights. In addition, we cannot assure that others will not seek to block the sale of our products as infringements of their trademark and proprietary rights. If we cannot adequately protect our existing and future trademarks or prevent infringement of them, our business and financial performance could suffer.

We may be subject to adverse outcomes in current or future litigation matters or regulatory proceedings which could result in the unexpected expenditure of time and resources.

From time-to-time, we may be involved in litigation, regulatory actions and other claims against our business. There are also other types of claims that could be asserted against us based on litigation that has been asserted against others, particularly in the retail industry. These matters typically arise in the ordinary course of business but, in some cases, could also raise complex factual and legal issues requiring significant management time and, if determined to be adverse to the Company, could subject the Company to material liabilities.

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

An unfavorable outcome in any future litigation or regulatory proceedings could have a material adverse impact on our business, financial condition and results of operations and/or our reputation.  In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings can be expensive and require that we devote substantial resources and executive time to defend, thereby diverting management’s attention and resources that are needed to successfully run our business.

Changes in accounting rules and regulations, or failures in our internal controls may cause us to inaccurately report our financial results or to fail to prevent fraud which could adversely affect our results of operations or market confidence in our reported financial information.

Changes to and varying interpretations of existing accounting rules and regulations may occur in the future, as well as new accounting rules or regulations. Such changes could adversely affect our results of operations and financial position.

In addition, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we maintain a documented system of internal controls which is reviewed and monitored by management, who meet regularly with our Audit Committee of the Board of Directors. We devote significant resources to document, test, monitor and improve our internal controls and will continue to do so; however, we cannot be certain that these measures will ensure that our controls are adequate in the future or that adequate controls will be effective in preventing fraud. As of January 31, 2015, the Company concluded that a material weakness existed in its internal control over financial reporting as described in Item 9A – Controls and Procedures of the Company’s Form 10-K Report for fiscal 2015.  Due to the material weakness, management performed additional analysis and procedures to ensure that our consolidated financial statements included in this Annual Report were presented fairly in conformity with generally accepted accounting principles and fairly present in all material respects our financial position, results of operations and cash flows for the periods presented. Any failures in the effectiveness of our internal controls or to comply with the requirements of the Sarbanes-Oxley Act could negatively impact our business, the price of our common stock and market confidence in our reported financial information.

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

We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third-party to acquire control of the Company, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and by-laws contain provisions that may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable by, among other things:

•	prohibiting cumulative voting in the election of directors;
•	authorizing the Board to designate and issue “blank check” preferred stock;
•	limiting persons who can call special meetings of the Board of Directors or stockholders;
•	prohibiting stockholder action by written consent; and
•	establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted on by stockholders at a stockholders’ meeting

We may be subject to increased labor costs.

Our retail store operations are subject to federal, state and local laws governing such matters as minimum wages, working conditions, vacation, sick leave and overtime pay. If federal, state or local minimum wage rates increase, we may need to increase not only the wages of any minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage. Similarly, if federal or state overtime regulations change, more of our employees may be entitled to overtime pay, which could also increase our labor costs.  Increasingly states and local municipalities are enacting laws governing working conditions particularly in the areas of sick leave and vacation.  Complying with these laws in limited geographic areas adds increased cost and complexity. If such minimum wage and other labor laws prevent us from offsetting increased labor costs by increases in prices, our profitability may decline.

Stock price volatility.

Our stock price, like that of other retail companies, is subject to significant volatility due to many factors, including, but not limited to: general economic conditions, stock and credit market conditions, quarter- to-quarter variations in our actual or anticipated financial results and investor sentiment. Further, if the analysts that regularly follow the Company’s performance lower their ratings or lower their projections for future growth and financial performance, the Company’s stock price could be adversely impacted. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks and that have often been unrelated or disproportionate to the operating performance of these companies.

Furthermore, we may provide public guidance on our expected financial results for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management's expectations for the future and is useful to our stockholders and potential stockholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this Report and in our other public filings and public statements. Our actual results may not always be in line with or exceed the guidance we have provided. If our financial results for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock may decline.

Our business could be impacted as a result of actions by activist stockholders or others.

We may be subject, from time to time, to legal and business challenges in the operation of our Company due to proxy contests, shareholder proposals, media campaigns and other actions instituted by activist shareholders or others. Responding to such actions can be costly and time-consuming, disrupt our operations, may not align with our business strategies and could divert the attention of our Board of Directors and senior management from the pursuit of our current business strategies. Perceived uncertainties as to our future direction as a result of stockholder activism or potential changes to the composition of the Board of Directors may lead to the perception of a change in the direction of the business or other instability.  Such perceptions may also make it more difficult to attract and retain qualified and experienced senior management and Board members.  The uncertainties and potential disruptions resulting from stockholder actions may adversely affect our business, results of operations and stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no matters which are required to be reported under Item 1B.

ITEM 2. PROPERTIES

Store Locations

Our stores are located primarily in shopping malls and retail centers in smaller to mid-sized cities and suburban areas. Approximately 81% of our stores are located in enclosed malls that typically have numerous specialty stores and two or more general merchandise chains or department stores as anchor tenants. The remainder of our Christopher & Banks, C.J. Banks and MPW stores are located in power, strip and lifestyle shopping centers. We opened our first outlet stores in fiscal 2011 and operated stores in 77 outlet centers as of January 30, 2016.

At January 30, 2016 Christopher & Banks, C.J. Banks, MPW and outlet stores averaged approximately 3,300, 3,600, 3,800 and 4,000 square feet, respectively. Approximately 84% of the total aggregate store square footage is allocated to selling space.

At January 30, 2016, we operated 518 stores in 45 states as follows:

	Christopher &
State	Banks	C.J. Banks	MPW	Outlet	Total Stores
Alabama	—	—	1	1	2
Alaska	—	—	—	—	—
Arizona	1	—	4	3	8
Arkansas	—	—	2	1	3
California	—	—	6	—	6
Colorado	4	3	9	1	17
Connecticut	—	—	3	1	4
Delaware	—	—	2	1	3
Florida	—	—	3	6	9
Georgia	—	—	1	5	6
Hawaii	—	—	—	—	—
Idaho	1	1	6	—	8
Illinois	4	3	19	2	28
Indiana	5	5	9	3	22
Iowa	4	3	16	1	24
Kansas	3	3	9	1	16
Kentucky	3	3	6	1	13
Louisiana	—	—	—	—	—
Maine	1	1	2	1	5
Maryland	—	—	5	1	6
Massachusetts	—	—	1	—	1
Michigan	2	2	21	4	29
Minnesota	4	4	22	4	34
Mississippi	—	—	—	1	1
Missouri	4	4	9	3	20
Montana	—	—	6	—	6
Nebraska	4	4	6	—	14
Nevada	—	—	—	—	—
New Hampshire	—	—	3	1	4
New Jersey	—	—	—	1	1
New Mexico	1	—	1	—	2
New York	2	2	16	4	24
North Carolina	—	—	4	4	8
North Dakota	1	1	5	—	7
Ohio	7	6	18	2	33
Oklahoma	—	—	5	1	6
Oregon	1	1	4	4	10
Pennsylvania	1	1	24	5	31
Rhode Island	—	—	—	—	—
South Carolina	—	—	2	1	3
South Dakota	1	1	6	—	8
Tennessee	1	1	10	3	15
Texas	1	—	8	1	10
Utah	2	2	5	—	9
Vermont	—	—	2	1	3
Virginia	1	1	6	1	9
Washington	1	1	10	3	15
West Virginia	2	2	5	—	9
Wisconsin	5	5	10	4	24
Wyoming	—	—	2	—	2
TOTAL	67	60	314	77	518

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

The following table, which covers all of the stores operated by us at January 30, 2016, indicates the number of leases expiring during the periods indicated and the number of such leases with renewal options. The number of stores with leases expiring in the next fiscal year includes stores which currently are operating on month-to-month terms.

Fiscal Years	Number of Leases Expiring	Number with Renewal Options
2016	58	—
2017	188	—
2018	37	1
2019	52	—
2020	30	2
2021 and thereafter	153	13
Total	518	16

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers as of March 11, 2016:

Name	Age	Positions and Offices
LuAnn Via	62	President and Chief Executive Officer
Peter G. Michielutti	59	Executive Vice President, Chief Operating Officer and Chief Financial Officer
Monica L. Dahl	49	Senior Vice President, Marketing, Omni-Channel and Public Relations
Luke R. Komarek	62	Senior Vice President, General Counsel and Corporate Secretary
Michelle L. Rice	41	Senior Vice President, Store Operations
Cindy J. Stemper	58	Senior Vice President, Human Resources
Marc A. Ungerman	42	Vice President, Controller

LuAnn Via has served as President and Chief Executive Officer and a director since November 2012. Ms. Via has over 30 years of retail experience in a variety of channels, including extensive executive, merchandise and product development responsibilities. From July 2008 until October 2012, Ms. Via served as President and Chief Executive Officer of Payless ShoeSource, Inc., a subsidiary of Collective Brands, Inc. Ms. Via also has specialty retail women's experience, having served at Charming Shoppes, Inc. as a Group Divisional President for both the Lane Bryant and Cacique brands from June 2007 to July 2008 and as President of Catherines Stores, Inc., a Charming Shoppes subsidiary, from January 2006 to June 2007. Ms. Via was at Sears Holding Company from 2003 to 2006 as a Vice President, General Merchandise Manager and, from 1998 to 2003, she was Senior Vice President, General Merchandise Manager of Product Development at Saks, Inc. She also has a variety of other executive, merchandising and product development experience, having previously worked at Federated Department Stores, The Shoebox/Shoe Gallery and Trade AM International, among others. Ms. Via currently serves on the board of STRATA Skin Sciences, the Committee of 200 Governing Board, and the ALSAC/St. Jude Professional Advisory Board.

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

Cindy J. Stemper was elected the Company's Senior Vice President, Human Resources effective April 1, 2013. From September 2010 to April 2013, she served as the Company’s Vice President, Human Resources. Prior to joining the Company, Ms. Stemper worked at MoneyGram International for approximately 25 years in a variety of Human Resources roles, most recently as Executive Vice President, Human Resources and Corporate Services from 2005 to 2009.

Marc A. Ungerman has served as Vice President, Controller since November 2015. From June 2013 until November 2015, he was Assistant Controller at SUPERVALU INC. Prior to that, Mr. Ungerman was at Best Buy Co., Inc., where he held a variety of financial positions from August 2005 to June 2013.  Prior to Best Buy, he held positions at Pentair, Inc., and Deloitte Touche LLP.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol “CBK”. The quarterly high and low closing stock sales price information for our common stock for fiscal 2015 and fiscal 2014 is included in the table below.

	Market Price
Quarter Ended	High	Low
January 30, 2016	$1.80	$1.00
October 31, 2015	$3.38	$1.04
August 1, 2015	$6.29	$3.16
May 2, 2015	$6.45	$4.88
January 31, 2015	$7.42	$4.29
November 1, 2014	$11.22	$6.05
August 2, 2014	$10.03	$5.96
May 3, 2014	$7.08	$5.83

As of March 11, 2016, there were 138 holders of record of our common stock. The last reported sales price on the NYSE of our common stock on March 11, 2016 was $2.67.

There were no issuer purchases of our common stock for the quarter ended January 30, 2016.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock (“CBK”) from February 26, 2011 to January 30, 2016 to the cumulative total stockholder return of the S&P 500 Index and the S&P Apparel Retail Index. The comparisons assume $100 was invested on February 26, 2011 in our common stock, the S&P 500 Index and the S&P Apparel Retail Index and also assumes that any dividends are reinvested.

250
200
150
100
50
0
Index Vaue
2/26/2011
1/28/2012
2/2/2013
2/1/2014
1/31/2015
1/30/2016
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

	Fiscal Year or Transition Period Ended
	(in thousands, except per share amounts)
	January 30,	January 31,	February 1,	February 2,	January 28,
	2016	2015	2014	2013	2012
Income Statement Data:
Net sales	$383,828	$418,584	$435,754	$430,302	$412,796
Merchandise, buying and occupancy costs	254,350	270,790	284,723	303,680	311,925
Gross profit	129,478	147,794	151,031	126,622	100,871
Other Operating Expenses:
Selling, general and administrative expenses	128,413	126,377	128,847	129,153	131,259
Depreciation and amortization	12,048	11,786	13,168	18,595	20,202
Impairment and restructuring expense (credit)	281	216	140	(5,161)	21,183
Total other operating expenses	140,742	138,379	142,155	142,587	172,644
Operating income (loss)	(11,264)	9,415	8,876	(15,965)	(71,773)
Other income (expense)	(115)	(191)	(191)	(14)	324
(Loss) income before income taxes	(11,379)	9,224	8,685	(15,979)	(71,449)
Income tax provision (benefit)	37,715	(37,902)	(5)	97	(387)
Net (loss) income	$(49,094)	$47,126	$8,690	$(16,076)	$(71,062)

Basic (loss) income per share:
Net (loss) income	$(1.33)	$1.28	$0.24	$(0.45)	$(2.00)
Basic shares outstanding	36,886	36,819	36,246	35,694	35,554

Diluted (loss) income per share:
Net (loss) income	$(1.33)	$1.24	$0.23	$(0.45)	$(2.00)
Diluted shares outstanding	36,886	37,753	37,144	35,694	35,554

Dividends per share	$—	$—	$—	$—	$0.18

	As of
	(in thousands, except selected operating data)
	January 30,	January 31,	February 1,	February 2,	January 28,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$34,521	$50,538	$54,056	$40,739	$48,442
Merchandise inventory	42,481	45,318	44,877	42,704	39,455
Long-term investments	—	4,752	3,143	—	13,284
Total assets	150,890	196,037	148,978	135,932	166,016
Total liabilities	62,482	60,148	62,041	60,466	76,654
Stockholders’ equity	88,408	135,889	86,937	75,466	89,362
Working capital	46,581	65,595	55,811	44,088	45,160
Selected Operating Data:
Comparable sales increase (decrease) during period (1) (2)	(8.3)%	(2.0)%	8.0%	5.9%	(5.2)%
Stores at end of period	518	518	560	608	686
Net sales per gross square foot during period (3)	$167	$190	$188	$173	$147

(1)

Comparable sales calculation includes merchandise sales for, stores operating for at least 13 full months, stores relocated within the same mall, and ecommerce sales. Comparable sales calculation excludes stores converted to the MPW format for 13 full months post conversion and stores remodels or relocations with square footage changes exceeding 25 percent for 13 full months post change.

(2)	The comparable sales increase (decrease) during the period excludes the benefit of eCommerce for fiscal year 2011.

(3)	The computation of net sales per gross square foot includes stores which were open for every month of the fiscal year. Relocated and expanded stores, if any, are included in the calculation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. We refer to our fiscal years ended January 30, 2016, January 31, 2015, and February 1, 2014 in this MD&A as “fiscal 2015”, “fiscal 2014”, and “fiscal 2013”, respectively.

Executive Overview

We are a specialty retailer of women’s privately branded women’s apparel and accessories. We offer our customer an assortment of unique, classic and versatile clothing that fits her everyday needs at a good value.

We operate an integrated, omni-channel platform that provides our customer the ability to shop when and where she wants, including online or at retail stores and outlet stores. This approach allows our customers to browse, purchase, return, or exchange our merchandise through the channel that is optimal for her.

As of January 30, 2016, we operated 518 stores in 45 states, including 314 Missy, Petite, Women ("MPW") stores, 67 Christopher & Banks ("CB") stores, 60 C.J. Banks ("CJ") stores, and 77 outlet stores. Our CB brand offers unique fashions and accessories featuring exclusively designed assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P. Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W. Our MPW concept and outlet stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the Missy, Petite and Women-sized customer in one location.

Business Strategy

In fiscal 2015, we took important measures to strengthen the foundation of our business, positioning us to deliver improved financial performance in fiscal 2016 and beyond including:

•	Accelerated the migration toward the MPW store format;
•	Leveraged our retail intelligence tool to gain additional visibility into our assortment level performance at the category, size and channel level;
•	Strengthened our promotional and event planning with integrated marketing across all customer touch points;
•	Executed initiatives to drive our eCommerce business;
•	Invested in technology solutions, including advancements in our omni-channel Customer First initiative; and
•	Completed a comprehensive business evaluation in partnership with an outside consultant that substantiated our longer-term strategic and financial objectives.

Performance Measures

Management evaluates our financial results based on the following key measures of performance:

Comparable sales

Comparable sales is a measure that highlights the performance of our store channel and ecommerce channel sales by measuring the changes in sales over the comparable, prior-year period of equivalent length.

Our comparable sales calculation includes merchandise sales for:

•	Stores operating for at least 13 full months;
•	Stores relocated within the same mall; and
•	eCommerce sales.

Our comparable sales calculation excludes:

•	Stores converted to the MPW format for 13 full months post conversion; and
•	Stores remodels or relocations with square footage changes exceeding 25 percent for 13 full months post change.

We believe our eCommerce operations are interdependent with our brick-and-mortar store sales and, as such, we believe that reporting combined store and eCommerce comparable sales is a more appropriate presentation. Our customers are able to browse merchandise in one channel and consummate a transaction in a different channel. At the same time, our customers have the option to return merchandise to a store or our third-party distribution center, regardless of the original channel used for purchase.

As we continue to execute our MPW format conversions, we have made changes to the base store population that comprise comparable stores, as illustrated in the table below as of fiscal year end:

	Fiscal 2015			Fiscal 2014
Stores by Format	Total Store Count	Comparable Sales Stores(1)	% of Comparable Sales Stores	Total Store Count	Comparable Sales Stores(1)	% of Comparable Sales Stores
MPW	314	182	58%	216	44	20%
Outlet	77	44	57%	44	31	70%
Christopher and Banks	67	67	100%	173	173	100%
CJ Banks	60	60	100%	85	85	100%
Total Stores	518	353	68%	518	333	64%

(1)	Comparable sales store counts as of January 30, 2016 and January 31, 2015, respectively.

Comparable sales measures vary across the retail industry. As a result, our comparable sales calculation is not necessarily comparable to similarly titled measures reported by other companies.

To supplement our comparable sales performance measure, we also monitor changes in net sales per store, net sales per gross square foot, gross profit per store, and gross margin per square foot for the entire store base.

Gross profit

Gross profit is equal to net sales minus merchandise, buying and occupancy costs.

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

Buying and occupancy costs related to stores mostly represent a fixed charge and, as a result, should not change significantly with changes in sales.

Operating income

Operating income measures our ability to effectively manage operating costs relative to changes in sales volume. The key components of operating income include comparable sales, merchandise, buying and occupancy costs, selling, general, and administrative expenses and depreciation and amortization expenses.

Cash flow and liquidity

We closely manage our liquidity and access to capital resources. Our liquidity requirements depend on key variables, including our financial results, the level of investment necessary to support our business strategies, capital expenditures, and working capital management. Capital expenditures are a component of our cash flow which, to a large extent, we can adjust in response to economic and other changes in our business.

Results of Operations

The following table presents selected consolidated financial data for each of the past three fiscal years:

(dollars in thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net sales	$383,828	$418,584	$435,754
Merchandise, buying and occupancy costs	254,350	270,790	284,723
Gross profit	129,478	147,794	151,031
Other operating expenses:
Selling, general and administrative	128,413	126,377	128,847
Depreciation and amortization	12,048	11,786	13,168
Impairment of store assets	281	216	140
Total other operating expenses	140,742	138,379	142,155
Operating (loss) income	(11,264)	9,415	8,876
Other expense	(115)	(191)	(191)
(Loss) income before income taxes	(11,379)	9,224	8,685
Income tax provision (benefit)	37,715	(37,902)	(5)
Net (loss) income	$(49,094)	$47,126	$8,690

Rate trends as a percentage of net sales	Fiscal 2015	Fiscal 2014	Fiscal 2013
Gross margin	33.7%	35.3%	34.7%
Selling, general, and administrative	33.5%	30.2%	29.6%
Depreciation and amortization	3.1%	2.8%	3.0%
Operating (loss) income	(2.9)%	2.2%	2.0%

Fiscal 2015 Summary

•	As of January 30, 2016, we have transitioned approximately 75% of our store base to the MPW format, including Outlet stores
•	Comparable sales decreased 8.3%; first half of year comparable sales decreased 12.0% compared to second half comparable sales decreased 4.9% demonstrating sequential improvement in sales trends
•

As a result of our recent operating losses and the uncertainty of future results, we recorded a $37.5 million valuation allowance on our deferred tax assets in the fourth quarter. In contrast, in fiscal 2014, we released the vast majority of our valuation allowance which resulted in a $41.3 million benefit to the income tax provision. Our fiscal 2015 results were significantly below expectations.

•

Net loss aggregated to $49.1 million, a $1.33 loss per share, compared to net earnings of $47.1 million, or diluted earnings per share of $1.24, for the prior year. The net loss in fiscal 2015 was primarily attributable to changes in the valuation allowance on our deferred tax assets, coupled with lower sales year-over-year

•	We generated $5.4 million in operating cash flow in fiscal 2015, compared to $19.0 million in fiscal 2014

•	As of January 30, 2016, we held $34.5 million of cash, cash equivalents, and investments, compared to $55.3 million at the end of fiscal 2014

Net Sales

Net sales (in thousands):	Fiscal 2015	Fiscal 2014	% Change
Net sales	$383,828	$418,584	(8.3)%

The components of the 8.3% net sales decrease in fiscal 2015 compared to fiscal 2014 were as follows:

Sales driver change components	Fiscal 2015
Number of transactions	(5.9)%
Units per transaction	(2.5)%
Average unit retail	0.1%
Total sales driver change decrease	(8.3)%

Comparable sales	Fiscal 2015
Comparable sales	(8.3)%

To supplement our comparable sales measure, we also monitor changes in other store sales metrics as illustrated in the table below:

Store metrics	Fiscal 2015
Net sales per store % change	(8.7)%
Net sales per square foot % change	(12.1)%

Sales transactions decreased in fiscal 2015 compared to fiscal 2014 due to the aggregate effects of general market weakness in women’s apparel, a broad decline in mall traffic, lack of depth in key merchandise categories, and unseasonable weather in certain regions. Average store count in fiscal 2015 was 526 stores compared to an average store count of 547 stores in fiscal 2014, a 3.8% decrease.

Sales were also negatively impacted by labor issues at West Coast ports which caused a disruption to our merchandise flow in late fiscal 2014 through the first part of fiscal 2015.

Store count, openings, closings, and square footage for our stores were as follows:

	Store Count						Square Footage (1)
	January 31,			MPW	January 30,	Avg Store	January 30,	January 31,
Stores by Format	2015	Open	Close	Conversions	2016	Count	2016	2015
MPW	216	9	(13)	102	314	290	1,193	837
Outlet	44	33	—	—	77	62	311	182
Christopher and Banks	173	—	(5)	(101)	67	100	221	557
CJ Banks	85	—	(1)	(24)	60	74	214	304
Total Stores	518	42	(19)	(23)	518	526	1,939	1,880

(1)	Square footage presented in thousands

Gross Profit

Gross profit	Fiscal 2015	Fiscal 2014	Change
Gross profit	$129,478	$147,794	$(18,316)
Gross margin rate as a percentage of net sales	33.7%	35.3%	(1.6)%

To supplement our gross profit analysis, we also monitor changes in other store profit metrics as illustrated in the table below:

Store metrics	Fiscal 2015
Gross profit per store % change	(14.5)%
Gross profit per square foot % change	(17.6)%

Gross profit rate decreased 160 basis points primarily due to the deleveraging of our occupancy costs and higher eCommerce transaction and distribution costs associated with the increase in eCommerce sales.  Merchandise margins were relatively flat year-over-year as the benefit of improved initial mark-ups was mostly offset by increased markdowns to drive sales and higher freight costs due to the increase in eCommerce sales.

In fiscal 2014, we corrected an error which resulted in a cumulative increase to rent expense of approximately $3.6 million. Excluding the correction, our gross margin rate in fiscal 2014 was 36.1%.

Selling, General, and Administrative (SG&A) Expenses

Selling, general, and administrative	Fiscal 2015	Fiscal 2014	Change
Selling, general, and administrative	$128,413	$126,377	$2,036
SG&A rate as a percentage of net sales	33.5%	30.2%	3.3%

SG&A expenses increased in fiscal 2015 as compared to fiscal 2014 primarily due to increased professional services of $2.8 million, including $1.3 million related to our in-depth business evaluation and  $1.0 million associated with shareholder activism costs, as well as higher eCommerce marketing spend, and higher corporate related expenses, including severance. The SG&A increase was partly offset by reduced store operational spend and lower store marketing expenditures. SG&A rate increased 330 basis points mostly due to deleveraging attributable to lower sales.

Depreciation and Amortization (D&A)

Depreciation and amortization	Fiscal 2015	Fiscal 2014	Change
Depreciation and amortization	$12,048	$11,786	$262
D&A rate as a percentage of net sales	3.1%	2.8%	0.3%

Depreciation and amortization expense increased primarily due to the effects of new stores and store conversions.

Impairment of Store Assets

Impairment of store assets	Fiscal 2015	Fiscal 2014	Change
Impairment of store sssets	$281	$216	$65

We recorded non-cash impairment charges related to long-lived assets held at a small number of store locations.

Operating (Loss) Income

Operating (loss) income	Fiscal 2015	Fiscal 2014	Change
Operating (loss) income	$(11,264)	$9,415	$(20,679)
Operating (loss) income rate as a percentage of net sales	(2.9)%	2.2%	(5.1)%

Our operating loss in fiscal 2015 compared to our operating income last year is mainly attributable to an 8.3% decrease in net sales and to a lesser extent, a $2.0 million increase in SG&A.

Fiscal 2014 included the correction of an error which resulted in a cumulative increase to rent expense of approximately $3.6 million.

Other expense, net

Other expense, net	Fiscal 2015		Fiscal 2014		Change
Other expense, net	$(115)		$(191)		$76
Other expense, net rate as a percentage of net sales	*	%	*	%	*	%

*Calculated result is not meaningful

The decrease in other expense, net included interest expense of $0.2 million, partly offset by interest income of $0.1 million in fiscal 2015, compared to interest expense of $0.3 million, partly offset by interest and other income of $0.1 million, in fiscal 2014.

Income Tax Provision

Income taxes	Fiscal 2015	Fiscal 2014	Change
Income tax provision (benefit)	$37,715	$(37,902)	$75,617
Income tax rate as a percentage of net sales	9.8%	(9.1)%	18.9%

As a result of our recent operating losses and the uncertainty of future results, we recorded a $37.5 million valuation allowance on our deferred tax assets in the fourth quarter of fiscal 2015. Although we firmly believe we can return to a consistent net earnings position, the recent operating losses require us to acknowledge that there is risk to realizing the benefit of our deferred tax assets. In contrast, in fiscal 2014, the Company released the vast majority of our valuation allowance on our deferred tax assets based on two consecutive years of profitability, three years of cumulative positive earnings achieved in the fourth quarter of fiscal 2014 and the Company’s forecast of continued profitability in fiscal 2015. The release of the valuation allowance resulted in a $41.3 million benefit to the income tax provision in fiscal 2014.

Net earnings

Net (loss) income	Fiscal 2015	Fiscal 2014	Change
Net (loss) income	$(49,094)	$47,126	$(96,220)
Net (loss) income rate as a percentage of net sales	(12.8)%	11.3%	(24.1)%

The $96.2 million change in net earnings is primarily due to the establishment of a $37.5 million valuation allowance on our deferred tax assets in fiscal 2015 (versus a release of $41.3 million of our valuation allowance in fiscal 2014) and a $20.7 million change in our operating results stemming from an 8.3% decrease in net sales and to a lesser extent, a $2.0 million increase in SG&A.

Fiscal 2014 net income included the correction of an error which resulted in a cumulative after tax increase to rent expense of approximately $2.2 million.

Fiscal 2014 Summary

Net Sales

Net sales (in thousands):	Fiscal 2014	Fiscal 2013	% Change
Net sales	$418,584	$435,754	(3.9)%

The components of the 3.9% net sales decrease in fiscal 2014 compared to fiscal 2013 were as follows:

Sales driver change components	Fiscal 2014
Number of transactions	(8.8)%
Units per transaction	2.0%
Average unit retail	3.2
Other	(0.3)%
Total sales driver change decrease	(3.9)%

Comparable sales	Fiscal 2014
Comparable sales	(2.0)%

To supplement our comparable sales measure, we also monitor changes in other store sales metrics as illustrated in the table below:

Store metrics	Fiscal 2014
Net sales per store % change	3.5%
Net sales per square foot % change	0.8%

Continued positive acceptance of our revamped merchandise assortment by our customers was evidenced by higher units per transaction and increased average selling price that resulted in a 5.1% increase in average dollar sale. These increases were more than offset by a decline in customer traffic levels in malls in general, as well as a sales decline specific to Christopher & Banks.

Gross profit	Fiscal 2014	Fiscal 2013	Change
Gross profit	$147,794	$151,031	$(3,237)
Gross margin rate as a percentage of net sales	35.3%	34.7%	0.6%

To supplement our gross profit analysis, we also monitor changes in other store profit metrics as illustrated in the table below:

Store metrics	Fiscal 2014
Gross profit per store % change	4.5%
Gross profit per square foot % change	1.8%

Year-over-year gross profit improvements came from benefits in our initial mark-up, fewer permanent markdowns and promoting more items at specific price points, offset by deleveraging of our occupancy costs of 114 basis points. The deleveraging of occupancy costs were mitigated by our MPW strategy, which resulted in an increase in sales per square foot.

In connection with the preparation of our consolidated financial statements for the fiscal year ended January 31, 2015, we determined that our calculation of deferred rent expense was incorrect. We corrected the error in the fourth quarter of fiscal 2014, which resulted in a cumulative increase to rent expense of approximately $3.6 million, and a reduction of net income of approximately $2.2 million. There was no impact to net cash provided by operating activities. We concluded that this correction was immaterial to the related consolidated financial statements as a whole.

Selling, General, and Administrative (SG&A) Expenses

Selling, general, and administrative	Fiscal 2014	Fiscal 2013	Change
Selling, general, and administrative	$126,377	$128,847	$(2,470)
SG&A rate as a percentage of net sales	30.2%	29.6%	0.6%

Our SG&A expense decrease in fiscal 2014 compared to fiscal 2013 was attributable to store operational expense declines due to operating, on average, 8.3% fewer stores in fiscal 2014 compared to fiscal 2013, as well as reduced payroll-related costs due to declines in store traffic.  Other store expense reductions include lower charge card fees, due to lower sales and higher PLCC usage, along with savings in store supplies. Marketing spend increased $ 0.5 million, as we invested in new promotional initiatives to increase brand awareness to potential new customers. Corporate related expense savings in fiscal 2014 compared to fiscal 2013 included no accrual for the annual incentive plan, as the threshold level for the plan’s performance metrics were not met, lower recruiting and training fees, and credits received on sales and use tax and workers compensation audits.

Depreciation and Amortization (D&A)

Depreciation and amortization	Fiscal 2014	Fiscal 2013	Change
Depreciation and amortization	$11,786	$13,168	$(1,382)
D&A rate as a percentage of net sales	2.8%	3.0%	(0.2)%

The decrease in depreciation and amortization primarily resulted from operating approximately 8.3% fewer stores in fiscal 2014 compared to fiscal 2013. Also contributing to the expense decline were delays in IT - related projects, partially offset by accelerating depreciation on store closings.

Impairment of Store Assets

Impairment of store assets	Fiscal 2014	Fiscal 2013	Change
Impairment of store assets	$216	$140	$76

We recorded non-cash impairment charges related to long-lived assets held at a small number of store locations.

Operating Income

Operating income	Fiscal 2014	Fiscal 2013	Change
Operating income	$9,415	$8,876	$539
Operating income rate as a percentage of net sales	2.2%	2.0%	0.2%

Fiscal 2014 operating income increase compared to fiscal 2013 is mainly attributable to declines in merchandise, buying, and occupancy costs, net of the deferred rent expense error correction and, to a lesser extent, lower SG&A, depreciation and amortization offset, in part, by a decrease in sales.

Other expense, net

Other expense, net	Fiscal 2014		Fiscal 2013		Change
Other expense, net	$(191)		$(191)		$—
Other expense, net rate as a percentage of net sales	*	%	*	%	*	%

* calculated result is not meaningful

Other expense, net remained essentially flat year-over-year and included interest expense of $0.3 million partly offset by interest and other income of $0.1 million, in fiscal 2014, compared to interest expense of $0.3 million, partly offset by a gain on investments of $0.1 million, in fiscal 2013.

Income tax benefit

Income taxes	Fiscal 2014	Fiscal 2013		Change
Income tax provision (benefit)	$(37,902)	$(5)		$(37,897)
Income tax rate as a percentage of net sales	(9.1)%	*	%	(9.1)%

* calculated result is not meaningful

We recorded an income tax benefit of $37.9 million, due to the reversal of the valuation allowance on our deferred tax assets, in fiscal 2014. In the fourth quarter of fiscal 2014, the Company released the vast majority of the valuation allowance based on two consecutive years of profitability, three years of cumulative positive earnings achieved in the fourth quarter of fiscal 2014 and the Company’s forecast of continued profitability in fiscal 2015. A small valuation allowance was retained for state net operating loss carry forwards that may expire before they are utilized. The release of the valuation allowance resulted in a $41.3 million benefit to the income tax provision in fiscal 2014. For fiscal 2013, we recorded an income tax benefit of $ 5 thousand, with an effective tax rate of (0.06) %.  See Note 10 – Income Taxes for a complete discussion on the reversal of our valuation allowance.

Net income

Net income	Fiscal 2014	Fiscal 2013	Change
Net income	$47,126	$8,690	$38,436
Net income rate as a percentage of net sales	11.3%	2.0%	9.3%

Our increase in net earnings in fiscal 2014 compared to fiscal 2013 is primarily due to an income tax benefit due to the reversal of the valuation allowance on our deferred tax assets coupled with declines in merchandise, buying, and occupancy costs, net of the deferred rent expense error correction and, to a lesser extent, lower SG&A, depreciation and amortization offset, in part, by a decrease in sales.

First Quarter 2016 Outlook

We expect first quarter net sales of between $93.0 million and $98.0 million compared to $91.6 million for the first quarter of fiscal 2015.

In the first quarter of fiscal 2016 we expect gross margin to be 20 to 80 basis points higher than last year's first quarter gross margin of 35.2%, driven primarily by higher merchandise margins as a result of our improved inventory position offset slightly by deleveraging of occupancy and other cost of goods sold.

We expect SG&A dollars to be between $35.6 million and $36.0 million, compared to $32.0 million of SG&A expense in the first quarter last year. The expected increase in SG&A is mainly attributable to $1.6 million in higher legal and other professional fees, incremental marketing expense of $0.5 million, a  one-time expense to exit the current eCommerce platform and related transitional costs of $0.5 million, and higher medical costs of $0.4 million.

We expect depreciation and amortization to be approximately $3.0 million compared to $2.7 million for the first quarter last year.

We expect in-store inventory per square foot, excluding eCommerce inventory, to be approximately 8% lower than at the end of the first quarter of fiscal 2015.

During the first quarter, we anticipate closing 5 CB stores, 2 CJ stores and 1 MPW store. We also plan to convert 4 CB and CJ stores into 2 MPW stores. In fiscal 2016, we expect the pace of conversions will be slowing down based on a lower number of upcoming lease expirations.

We plan on opening 4 outlet stores during the first quarter and 1 MPW store. Average square footage is expected to be up by 2.4% compared to the first quarter of last year.

Liquidity and Capital Resources

Summary

We expect to operate our business and execute our strategic initiatives principally with funds generated from operations and, if necessary, from our Credit Facility, subject to compliance with the financial covenant and the other terms of the Company’s amended and restated credit agreement “Credit Facility” with Wells Fargo Bank N.A “Wells Fargo”. Cash flow from operations has historically been sufficient to provide for our uses of cash.

The following table summarizes our cash and cash equivalents and investments as of the end of fiscal 2015 and the end of fiscal 2014:

(in thousands)	January 30, 2016	January 31, 2015
Cash and cash equivalents	$31,506	$37,245
Short-term investments	3,015	13,293
Long-term investments	—	4,752
Total cash, cash equivalents and investments	$34,521	$55,290

The $20.8 million decrease in cash and cash equivalents and investments is mainly attributable to our investments in new stores, MPW conversions and omni-channel capabilities.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for each of the past three fiscal years:

(in thousands)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net cash provided by operating activities	$5,382	$19,001	$25,054
Net cash used in investing activities	(11,095)	(22,244)	(24,722)
Net cash (used in) provided by financing activities	(26)	(586)	3
Net (decrease) increase in cash and cash equivalents	$(5,739)	$(3,829)	$335

Operating Activities

The decrease in cash provided by operating activities in fiscal 2015 compared to fiscal 2014 was primarily due to the change from net income in fiscal 2014 to a net loss in fiscal 2015, in each case, before non-cash expenses and changes in working capital. The changes in working capital primarily reflected improved inventory management and the timing of payables, partly offset by an increase in prepaid assets due to service contracts supporting omni-channel capabilities.

The decrease in cash provided by operating activities in fiscal 2014 compared to fiscal 2013 was mostly due to changes in working capital. The changes in working capital were mostly due to the timing of accounts payable due to higher receipt levels in January 2014 as compared to January 2015 as we built our core inventory in late fiscal 2013 to early fiscal 2014. Accounts receivable increased due to increased tenant allowances on new store leases. Accrued liabilities decreased due to the absence of an accrual of incentive compensation in fiscal 2014, as well as a decrease in accrued occupancy expenses as fewer stores were surpassing their sales breakpoint.

Investing Activities

The decrease in cash used in investing activities in fiscal 2015 compared to fiscal 2014 was mainly due to the conversion of investments to cash to fund investments in new stores, MPW conversions and omni-channel capabilities.  Capital expenditures for fiscal 2015 were approximately $26 million, which reflected increases in new stores and investments in technology associated with our Customer First initiative.

The decrease in cash used in investing activities in fiscal 2014 compared to fiscal 2013 was driven by a decline in the purchase of available-for-sale investments, partially offset by increased capital expenditures of approximately $12 million and the sales of available-for-sale investments as they matured.

Financing Activities

Financing activities in fiscal 2015 were limited to a small number of shares redeemed by employees to satisfy payroll tax obligations.

Financing activities in fiscal 2014 were limited to a small number of shares redeemed by employees to satisfy payroll tax obligations, partially offset by proceeds received from the exercise of stock options.

We have not paid any dividends in the last three fiscal years.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalent, investments and our Credit Facility are our most significant sources of liquidity. We believe that our sources of liquidity will be sufficient to sustain operations and to finance anticipated capital investments and strategic initiatives over the next twelve months. However, in the event our liquidity is not sufficient to meet our operating needs, we may be required to limit our spending. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing facilities or obtain additional financing, if necessary, on favorable terms.

The Credit Facility with Wells Fargo was most recently amended and extended on September 8, 2014. The current expiration date is September 2019. The Credit Facility provides the Company with revolving credit loans of up to $50.0 million in the aggregate, subject to a borrowing base formula based primarily on eligible credit card receivables, inventory and real estate, as such terms are defined in the Credit Facility, and up to $10.0 million of which may be drawn in the form of standby and documentary letters of credit.

The Company had no revolving credit loan borrowings under the Credit Facility during fiscal 2015, fiscal 2014 or fiscal 2013. The total borrowing base at January 30, 2016, was approximately $26.3 million. As of January 30, 2016, the Company had open on-demand letters of credit of approximately $0.3 million. Accordingly, after reducing the borrowing base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the borrowing base, the net availability of revolving credit loans under the Credit Facility was approximately $23.0 million at January 30, 2016.

See Note 7 - Credit Facility for additional details regarding our Credit Facility, including a description of the sole financial covenant, with which we were in compliance as of January 30, 2016.

Contractual Obligations

The following table summarizes our aggregate contractual obligations as of January 30, 2016, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Fiscal	Fiscal	Fiscal	Fiscal 2021
Contractual Obligations	2016	2017-2018	2019-2020	and Thereafter	Total
Operating leases	$38,638	$58,949	$43,957	$68,361	$209,905

Our contractual obligations include operating leases for each of our retail store locations and vehicles. The contractual obligation for operating leases includes future minimum rental commitments as of January 30, 2016, and excludes common area maintenance charges, real estate taxes and other costs associated with operating leases. These types of costs, which are not fixed and determinable, totaled $19.2 million, $17.6 million and $17.8 million in fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

We expect to fund these contractual obligations with operating cash flows generated in the normal course of business.

The summary of our aggregate contractual obligations does not include possible payments for uncertain tax positions. Our liability for uncertain tax positions, excluding interest and penalties, was approximately $0.9 million at January 30, 2016. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these tax liabilities.

At January 30, 2016, we had no other contractual obligations relating to short or long-term debt, capital leases or non-cancelable purchase obligations. In addition, we had no contractual obligations relating to the other liabilities recorded in our balance sheet under accounting principles generally accepted in the United States.

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

Related Party Transactions

We, or our subsidiaries, have for the past several years purchased goods from or through G-III Apparel Group Ltd. (“G-III”) or its related entities. On January 3, 2011, Morris Goldfarb, the Chairman of the Board and Chief Executive Officer of G-III, became a director of the Company. On June 27, 2013, Mr. Goldfarb ceased to be a member of the Board as he did not stand for re-election at the Company's annual meeting of stockholders in June 2013. In fiscal 2014 and fiscal 2013, payments made by us and our subsidiaries to G-III and its related entities aggregated approximately $1.1 million and $1.2 million, respectively. As of January 31, 2015, we had a balance due to G-III or its related entities of approximately $12 thousand. We have evaluated the terms and considerations for such related party transactions and have determined the terms are comparable to amounts that would have to be paid to, or received from, independent third parties.  G-III was not considered a related party during fiscal 2015.

Sourcing

We directly imported approximately 38% and 39% of our merchandise purchases during fiscal 2015 and fiscal 2014, respectively. A significant amount of our merchandise was manufactured overseas during each of these fiscal periods, primarily in China and Indonesia. Our reliance on sourcing from foreign countries may cause us to be exposed to certain risks as indicated below and in Part I, “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

We do not have long-term purchase commitments or arrangements with any of our suppliers or buying agents. Our ten largest vendors represented approximately 70% of our total merchandise purchases in fiscal 2015, fiscal 2014, and fiscal 2013, respectively. One of our suppliers accounted for approximately 30%, 28% and 19% of our purchases during fiscal 2015, fiscal 2014, and fiscal 2013, respectively. Another supplier accounted for approximately 10%, 10% and 11% of our purchases during fiscal 2015, fiscal 2014, and fiscal 2013, respectively. No other vendor supplied greater than 10% of the Company's merchandise purchases during the last three fiscal years.

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

We currently expect product costs to remain relatively stable in fiscal 2016.

Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, consumer confidence, customer response to our seasonal merchandise mix, timing of new store openings, adverse weather conditions, and shifts in the timing of certain holidays and shifts in the timing of promotional events.

Inflation

We do not believe that inflation had a material effect on our results of operations in the last three fiscal years.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements and related notes, which have been prepared in accordance with generally accepted accounting principles used in the United States . The preparation of these financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during a reporting period. Management bases its estimates on historical experience and various other assumptions that we believe to be reasonable. As a result, actual results could differ because of the use of these estimates and assumptions.

Our significant accounting policies can be found in Note 1 - Nature of Business and Significant Accounting Policies, to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most challenging and complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Inventory valuation

Merchandise inventories are stated at the lower of cost or market utilizing the retail inventory method. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.

Permanent markdowns designated for clearance activity are recorded when the utility of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends. When a decision is made to permanently mark down merchandise, the resulting gross profit reduction is recognized.

Physical inventories are generally taken annually, and inventory records are adjusted accordingly, resulting in the recording of actual shrinkage. Physical inventories are taken at all store locations approximately three weeks before the end of the fiscal year. Shrinkage is estimated as a percentage of net sales at interim periods and for this approximate three-week period, based on historical shrinkage rates.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our inventory markdowns or shrinkage rates. However, if estimates regarding consumer demand are inaccurate or actual physical inventory shrink differs significantly from our estimate, our operating results could be materially affected.

Long-lived assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset's estimated future cash flows (undiscounted and without interest charges). If the sum of the estimated future cash flows is less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset's estimated fair value, which is typically based on estimated discounted future cash flows. We recognize an impairment loss if the amount of the asset's carrying value exceeds the asset's estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis is depreciated over the remaining useful life of that asset.

When reviewing long-lived assets for impairment, we group long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For long-lived assets deployed at store locations, we review for impairment at the individual store level. These reviews involve comparing the carrying value of all leasehold improvements, fixtures and equipment located at each store to the net cash flow projections for each store. In addition, we conduct separate impairment reviews at other levels as appropriate. For example, shared assets such as our corporate office and distribution center would be evaluated by reference to the aggregate assets, liabilities and projected residual cash flows of all areas of the businesses utilizing those shared assets.

Our impairment loss calculations involve uncertainty because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including estimating useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows. If actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses.

We recorded long-lived store-level asset impairment charges of approximately $0.3 million, $0.2 million and $0.1 million in fiscal 2015, fiscal 2014, and fiscal 2013, respectively, related to a small number of underperforming  store locations.

Customer loyalty program

The Company’s Friendship Rewards loyalty program grants customers the ability to accumulate points based on purchase activity. Once a Friendship Rewards member achieves a certain point level, the member earns award certificates that may be redeemed towards future merchandise purchases. Points are accrued as unearned revenue and recorded as a reduction of net sales and a current liability as they are accumulated by members and certificates are earned. The liability is recorded net of estimated breakage based on historical redemption patterns and trends. Revenue and the related cost of sales are recognized upon redemption of the reward certificates, which expire approximately six weeks after issuance.

A customer loyalty liability of $3.8 million and $3.7 million is included in accrued liabilities as of the end of fiscal 2015 and fiscal 2014, respectively.

Income taxes

Our income tax returns are subject to or are in the process of being audited by various taxing authorities. To the extent our estimates of settlements change or the final tax outcome is different from the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. Our income tax expense includes changes in our estimated liability for exposures associated with our various tax filing positions. Although we believe that our judgments are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.

We record a valuation allowance against our deferred tax assets when it is more likely than not that some portion or all of our deferred tax assets will not be realized. In determining the need for a valuation allowance, management is required to make judgments regarding future income, taxable income, and the potential effects of the mix of income or losses in the jurisdictions in which we operate.

As a result of recent operating losses and the uncertainty of future results, we recorded a $37.5 million valuation allowance on our deferred tax assets in the fourth quarter of fiscal 2015. Although we firmly believe we can return our financial results to a consistent net earnings position, the recent string of operating losses requires us to acknowledge there is risk to realizing the benefit of the deferred tax assets.

In contrast, in the fourth quarter fiscal 2014, the Company released the vast majority of our valuation allowance on our deferred tax assets based on consecutive quarters of operating income and an expectation of continued positive earnings resulting in a $41.3 million benefit to the income tax provision in fiscal 2014. A small valuation allowance was retained for state net operating loss carryforwards that may expire before they are utilized.

We have analyzed equity ownership changes and determined our net operating losses will not be limited under IRC Section 382.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance under Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition requirements and provides a new comprehensive revenue recognition model that requires entities to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year. As a result, ASU 2014-09 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. Adoption is allowed by either the full retrospective or modified retrospective approach.  The Company is currently evaluating which approach it will apply and the potential impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The Company elected early adoption of this guidance for the fiscal year ended January 30, 2016, on a prospective basis. The adoption of this ASU allows the Company to simplify its presentation of deferred income tax liabilities and assets.  Prior periods were not retrospectively adjusted.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires that lease arrangements longer than twelve months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We have not evaluated the impact of the updated guidance on our consolidated financial statements.

We reviewed all other significant newly-issued accounting pronouncements and concluded they are either not applicable to our operations, or that no material effect is expected on our consolidated financial statements as a result of future adoption.

Forward-Looking Statements

We may make forward-looking statements reflecting our current views with respect to future events and financial performance.  These forward-looking statements, which may be included in reports filed under the Exchange Act, in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A – Risk Factors of this Annual Report on Form 10-K, which could cause actual results to differ materially from historical results or those anticipated.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Christopher & Banks Corporation:

We have audited the accompanying consolidated balance sheets of Christopher & Banks Corporation and subsidiaries as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the fiscal years in the three year period ended January 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Christopher & Banks Corporation and subsidiaries as of January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the fiscal years in the three year period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Christopher & Banks Corporation’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota

March 18, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Christopher & Banks Corporation:

We have audited Christopher & Banks Corporation’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Christopher & Banks Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Christopher & Banks Corporation maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Christopher & Banks Corporation and subsidiaries as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 30, 2016, and our report dated March 18, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Minneapolis, Minnesota

March 18, 2016

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	January 30, 2016	January 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$31,506	$37,245
Short-term investments	3,015	13,293
Accounts receivable	4,067	4,000
Merchandise inventories	42,481	45,318
Prepaid expenses and other current assets	9,059	6,700
Deferred income taxes	—	3,550
Income taxes receivable	513	845
Total current assets	90,641	110,951
Property, equipment and improvements, net	59,224	45,107
Other non-current assets:
Long-term investments	—	4,752
Deferred income taxes	393	34,388
Other assets	632	839
Total other non-current assets	1,025	39,979
Total assets	$150,890	$196,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,645	$18,411
Accrued salaries, wages and related expenses	2,845	2,957
Accrued liabilities and other current liabilities	24,570	23,988
Total current liabilities	44,060	45,356
Non-current liabilities:
Deferred lease incentives	9,880	7,110
Deferred rent obligations	7,241	6,390
Other non-current liabilities	1,301	1,292
Total non-current liabilities	18,422	14,792

Commitments	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 46,870 and 46,720 shares issued, and 37,079 and 36,929 shares outstanding at January 30, 2016 and January 31, 2015, respectively	468	466
Additional paid-in capital	125,851	124,242
Retained earnings	74,800	123,894
Common stock held in treasury, 9,791 shares at cost at January 30, 2016 and January 31, 2015	(112,711)	(112,711)
Accumulated other comprehensive income (loss)	—	(2)
Total stockholders’ equity	88,408	135,889
Total liabilities and stockholders’ equity	$150,890	$196,037

See Notes to Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fifty-Two	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	January 30,	January 31,	February 1,
	2016	2015	2014

Net sales	$383,828	$418,584	$435,754
Merchandise, buying and occupancy costs	254,350	270,790	284,723
Gross profit	129,478	147,794	151,031
Other operating expenses:
Selling, general and administrative	128,413	126,377	128,847
Depreciation and amortization	12,048	11,786	13,168
Impairment of store assets	281	216	140
Total other operating expenses	140,742	138,379	142,155
Operating (loss) income	(11,264)	9,415	8,876
Other expense, net	(115)	(191)	(191)
Income (loss) before income taxes	(11,379)	9,224	8,685
Income tax provision (benefit)	37,715	(37,902)	(5)
Net (loss) income	$(49,094)	$47,126	$8,690

Basic (loss) income per share:
Net (loss) income	$(1.33)	$1.28	$0.24
Basic shares outstanding	36,886	36,819	36,246

Diluted (loss) income per share:
Net (loss) income	$(1.33)	$1.24	$0.23
Diluted shares outstanding	36,886	37,753	37,144

See Notes to Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Fifty-Two	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	January 30, 2016	January 31, 2015	February 1, 2014

Net (loss) income	$(49,094)	$47,126	$8,690
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities arising during the period, net of taxes of $(1), $2, and $0, respectively	1	(5)	3
Reclassification adjustment for (gains) losses included in net (loss) income, net of taxes of $(1), $0 and $0, respectively	1	—	—
Total other comprehensive income (loss)	2	(5)	3
Comprehensive (loss) income	$(49,092)	$47,121	8,693

See Notes to Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Treasury		Common Stock
							Accumulated
					Additional		Other
	Shares	Amount	Shares	Amount	Paid-in	Retained	Comprehensive
	Held	Held	Outstanding	Outstanding	Capital	Earnings	Income (Loss)	Total
February 2, 2013	9,791	$(112,711)	36,964	$467	$119,632	$68,078	$—	$75,466
Total comprehensive income	—	—	—	—	—	8,690	3	8,693
Stock issued upon exercise of options, net	—	—	56	1	2	—	—	3
Issuance of restricted stock, net of forfeitures	—	—	(597)	(7)	6	—	—	(1)
Stock-based compensation expense	—	—	—	—	2,776	—	—	2,776
February 1, 2014	9,791	$(112,711)	36,423	$461	$122,416	$76,768	$3	$86,937
Total comprehensive loss	—	—	—	—	—	47,126	(5)	47,121
Stock issued upon exercise of options, net	—	—	470	5	(386)	—	—	(381)
Issuance of restricted stock, net of forfeitures	—	—	36	—	(106)	—	—	(106)
Stock-based compensation expense	—	—	—	—	2,318	—	—	2,318
January 31, 2015	9,791	$(112,711)	36,929	$466	$124,242	$123,894	$(2)	$135,889
Total comprehensive income	—	—	—	—	—	(49,094)	2	(49,092)
Stock issued upon exercise of options, net	—	—	—	—	—	—	—	—
Issuance of restricted stock, net of forfeitures	—	—	150	2	(28)	—	—	(26)
Stock-based compensation expense	—	—	—	—	1,637	—	—	1,637
January 30, 2016	9,791	$(112,711)	37,079	$468	$125,851	$74,800	$—	$88,408

See Notes to Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fifty-Two	Fifty-Two	Fifty-Two
	Weeks Ended	Weeks Ended	Weeks Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Cash flows from operating activities:
Net (loss) income	$(49,094)	$47,126	$8,690
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	12,048	11,786	13,168
Impairment of store assets	281	216	140
Deferred income taxes, net	37,544	(37,938)	—
Loss on investment, net	—	1	—
Amortization of premium on investments	46	47	56
Amortization of financing costs	62	68	73
Deferred lease-related liabilities	3,267	6,473	(1,819)
Stock-based compensation expense	1,637	2,318	2,776
Loss on disposal of assets	—	56	9
Changes in operating assets and liabilities:
Accounts receivable	(67)	(1,572)	1,202
Merchandise inventories	2,837	(441)	(2,173)
Prepaid expenses and other assets	(2,214)	198	(555)
Income taxes receivable	332	(535)	95
Accounts payable	(1,670)	(5,119)	612
Accrued liabilities	370	(3,826)	3,240
Other liabilities	3	143	(460)
Net cash provided by operating activities	5,382	19,001	25,054
Cash flows from investing activities:
Purchases of property, equipment and improvements	(26,082)	(20,270)	(8,544)
Purchases of available-for-sale investments	—	(18,480)	(24,484)
Maturities of available-for-sale investments	14,987	16,506	8,306
Net cash used in investing activities	(11,095)	(22,244)	(24,722)
Cash flows from financing activities:
Shares redeemed for payroll taxes	(26)	(1,486)	(211)
Exercise of stock options	—	999	214
Payment of deferred financing costs	—	(99)	—
Net cash (used in) provided by financing activities	(26)	(586)	3
Net (decrease) increase in cash and cash equivalents	(5,739)	(3,829)	335
Cash and cash equivalents at beginning of period	37,245	41,074	40,739
Cash and cash equivalents at end of period	$31,506	$37,245	$41,074
Supplemental cash flow information:
Interest paid	$168	$259	$253
Income taxes (refunded) paid	$(223)	$487	$215
Accrued purchases of equipment and improvements	$1,105	$740	$304
Shares surrendered for stock option cost	$—	$1,715	$—

See Notes to Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Nature of Business and Significant Accounting Policies

Christopher & Banks Corporation, through its wholly owned subsidiaries (collectively referred to as “Christopher & Banks”, “the Company”, “we” or “us”), operates retail stores selling women’s apparel in the United States ("U.S."). The Company operated 518,  518 and 560 stores as of January 30, 2016,  January 31, 2015 and February 1, 2014, respectively. The Company also operates an eCommerce website for its Christopher & Banks and C.J. Banks brands at www.christopherandbanks.com.

Fiscal year and basis of presentation

The Company follows the standard fiscal year of the retail industry, which is a fifty-two or fifty-three week period ending on the Saturday closest to January 31, and is designated by the calendar year in which the fiscal year commences.  The fiscal years ended January 30, 2016 ("fiscal 2015"), January 31, 2015 ("fiscal 2014"), and February 1, 2014 ("fiscal 2013") consisted of fifty-two weeks each, respectively.

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

Correction of an error

In connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended January 31, 2015, the Company determined that its calculation of deferred rent expense was incorrect.  The Company corrected the error in the fourth quarter of fiscal 2014, which resulted in a cumulative increase to rent expense of approximately $3.6 million recorded in merchandise, buying and occupancy expenses within the consolidated statements of operations.  The effect of the correction was to decrease the Company’s operating income for the 2014 fourth quarter and fiscal year by approximately $3.6 million; net income for the fourth quarter and fiscal year were reduced by approximately $2.2 million.  There was no impact to cash flows from operations.  The Company concluded that this correction was immaterial to the related consolidated financial statements as a whole.

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

Investments

Investments are accounted for in accordance with Accounting Standards Codification ("ASC") 320-10, Investments — Debt and Equity Securities. At January 30, 2016 and January 31, 2015, the Company's investment balances consisted solely of available-for-sale securities and were valued at fair value in accordance with ASC 820-10 Fair Value Measurements.

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

Inventory valuation

Merchandise inventories are stated at the lower of cost or market utilizing the retail inventory method. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.

Permanent markdowns designated for clearance activity are recorded when the utility of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends. When a decision is made to permanently mark down merchandise, the resulting gross profit reduction is recognized.

Physical inventories are generally taken annually, and inventory records are adjusted accordingly, resulting in the recording of actual shrinkage. Physical inventories are taken at all store locations approximately three weeks before the end of the fiscal year. Shrinkage is estimated as a percentage of net sales at interim periods and for this approximate three-week period, based on historical shrinkage rates.

Property, equipment and improvements, net

Property, equipment and improvements are initially recorded at cost. Property and equipment is depreciated on a straight-line basis over its estimated useful life as follows:

Description	Estimated Useful Lives
Building and building improvements	25 years
Computer hardware and software	3 to 5 years
Equipment, furniture and fixtures	3 to 10 years
Store leasehold improvements	Shorter of the useful life or term of lease, typically 10 years

Repairs and maintenance which do not extend an asset’s useful life are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

Long-lived assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset's estimated future cash flows (undiscounted and without interest charges). If the sum of the estimated future cash flows is less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset's estimated fair value, which is typically based on estimated discounted future cash flows. We recognize an impairment loss if the amount of the asset's carrying value exceeds the asset's estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis is depreciated over the remaining useful life of that asset.

When reviewing long-lived assets for impairment, we group long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For long-lived assets deployed at store locations, we review for impairment at the individual store level. These reviews involve comparing the carrying value of all leasehold improvements, fixtures and equipment located at each store to the net cash flow projections for each store. In addition, we conduct separate impairment reviews at other levels as appropriate. For example, shared assets such as our corporate office and distribution center would be evaluated by reference to the aggregate assets, liabilities and projected residual cash flows of all areas of the businesses utilizing those shared assets.

Our impairment loss calculations involve uncertainty because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including estimating useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows. If actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses.

We recorded long-lived store-level asset impairment charges of approximately $0.3 million, $0.2 million and $0.1 million in fiscal 2015, fiscal 2014, and fiscal 2013, respectively, related to a small number of underperforming store locations. See Note 12 - Fair Value Measurements, for further detail.

Common stock held in treasury

Treasury stock is accounted for under the cost method, whereby stockholders’ equity is reduced for the total cost of the shares repurchased.

Revenue recognition

Sales are recognized at the point of purchase when a customer takes possession of the merchandise and pays for the purchase with cash, credit card, debit card or gift card. The Company records eCommerce revenue upon the estimated date the customer receives the merchandise. Shipping and handling revenues are included in net sales. Sales are recognized net of a sales return reserve, which is based on historical sales return data and is not material. Sales taxes collected from customers are remitted to the appropriate taxing jurisdictions and are excluded from net sales.

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

A small portion of our leases contain renewal options that generally allow us to extend the lease for an additional five years.

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising costs for fiscal 2015, fiscal 2014 and fiscal 2013, were approximately $7.3 million, $7.9 million and $7.4 million, respectively.

Customer loyalty program

The Company’s Friendship Rewards loyalty program grants customers the ability to accumulate points based on purchase activity. Once a Friendship Rewards member achieves a certain point level, the member earns award certificates that may be redeemed towards future merchandise purchases. Points are accrued as unearned revenue and recorded as a reduction of net sales and a current liability as they are accumulated by members and certificates are earned. The liability is recorded net of estimated breakage based on historical redemption patterns and trends. Revenue and the related cost of sales are recognized upon redemption of the reward certificates, which expire approximately six weeks after issuance.

Private label credit card program

During fiscal 2012, the Company launched a private label credit card program with a sponsoring bank which provides for the issuance of credit cards bearing the Christopher & Banks and C.J. Banks brands. The sponsoring bank manages and extends credit to the Company's customers and is the sole owner of the accounts receivable generated under the program. As part of the program, the Company received a signing bonus of approximately $0.5 million from the sponsoring bank and also earns revenue based on card usage by its customers. The deferred signing bonus is included in other liabilities and is being recognized in net sales ratably over the term of the contract. The other revenue based on customer usage of the card is recognized in net sales in the periods in which the related customer transaction occurs. During fiscal 2015, fiscal 2014 and fiscal 2013, the Company recognized approximately $0.7 million, $0.7 million and $0.6 million, respectively, in net royalty revenue included in net sales. In addition, the sponsoring bank reimburses the Company for certain marketing expenditures related to the program, subject to an annual cap on the amount of reimbursable expenses.

Lease termination costs

Discounted liabilities for future lease costs and the fair value of related subleases of closed locations are recorded when the stores are closed prior to the expiration of the lease or execution of a lease termination agreement. In assessing the discounted liabilities for future costs of obligations related to closed stores, the Company makes assumptions regarding amounts of future subleases. If these assumptions or their related estimates change in the future, the Company may be required to record additional exit costs or reduce exit costs previously accrued. Actual settlements may vary substantially from recorded obligations.  As of January 30, 2016 and January 31, 2015,  our lease termination liability is not material.

Fair value measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are categorized using defined hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair value measurements, as follows:

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable

Level 3 – Unobservable inputs that are significant to the fair value of the asset or liability.

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Certain of the Company's financial assets and liabilities are recorded at their carrying amounts which approximate fair value, based on their short-term nature. These financial assets and liabilities include cash and cash equivalents, accounts receivable and accounts payable. The Company records its investments at fair value. The Company measures certain of its long-lived assets at fair value on a non-recurring basis.

Long-lived store-level asset impairment charges recorded during fiscal 2015, 2014 and 2013 were measured at fair value using Level 3 inputs.

Stock-based compensation

Stock-based compensation is accounted for in accordance with ASC 718-10, Stock Compensation. To calculate the estimated fair value of stock options on the date of grant, the Company uses the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the Company to estimate key assumptions such as expected term, volatility, risk-free interest rates and dividend yield to determine the fair value of stock options, based on both historical information and management judgment regarding market factors and trends. The Company recognizes stock-based compensation expense on a straight-line basis over the corresponding vesting period of the entire award, net of estimated forfeiture rates. The Company estimates expected forfeitures of share-based awards at the grant date and recognizes compensation cost only for those awards expected to vest.

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

Income taxes

Income taxes are calculated in accordance with ASC 740, Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future income taxes attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We record a valuation allowance against our deferred tax assets when it is more likely than not that some portion or all of our deferred tax assets will not be realized.  In determining the need for a valuation allowance, management is required to make judgments regarding future income, taxable income and the potential effects of the mix of income or losses in jurisdictions in which we operate.  Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

Net income (loss) per common share

The Company utilizes the two-class method of calculating earnings per share (“EPS”) where unvested share-based payment awards that contain non-forfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, are included in the two-class method of computing EPS. Participating securities include unvested employee restricted stock awards with time-based vesting, which contain non-forfeitable rights to receive dividend payments.

Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the applicable period, while diluted EPS is computed based on the weighted average number of shares of common and common equivalent shares outstanding.

Segment reporting

The Company reports its operations as one reportable segment, Retail Operations, which consists of one operating segment, in accordance with Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” The Company defines an operating segment on the same basis that it uses to evaluate performance and to allocate resources. The Company has also considered its organizational structure and design of its Executive compensation programs. Therefore, the Company reports results as a single segment, which includes the operation of its retail stores, outlet stores, online and mobile.

For details regarding the operating performance of the Company's retail operations and supporting corporate/administrative functions, refer to Note 17 - Segment Reporting.

Recently issued accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance under Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition requirements and provides a new comprehensive revenue recognition model that requires entities to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year. As a result, ASU 2014-09 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. Adoption is allowed by either the full retrospective or modified retrospective approach.  The Company is currently evaluating which approach it will apply and the potential impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The Company elected early adoption of this guidance for the fiscal year ended January 30, 2016, on a prospective basis. The adoption of this ASU allows the Company to simplify its presentation of deferred income tax liabilities and assets.  Prior periods were not retrospectively adjusted.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires that lease arrangements longer than twelve months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We have not evaluated the impact of the updated guidance on our consolidated financial statements.

NOTE 2 — Investments

Investments as of January 30, 2016 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale securities:
Corporate bonds	2,810	1	(1)	2,810
Municipal bonds	205	—	—	205
Total short-term investments	3,015	1	(1)	3,015
Total investments	$3,015	$1	$(1)	$3,015

Investments as of January 31, 2015, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale securities:
Certificates of deposit	$4,080	$—	$(2)	$4,078
Commercial paper	7,384	3	(3)	7,384
Corporate bonds	1,615	1	—	1,616
Municipal bonds	214	1	—	215
Total short-term investments	13,293	5	(5)	13,293
Long-term investments:
Available-for-sale securities:
Corporate bonds	2,857	—	(4)	2,853
U.S. Agency securities	1,900	—	(1)	1,899
Total long-term investments	4,757	—	(5)	4,752
Total investments	$18,050	$5	$(10)	$18,045

The securities above were classified as available-for-sale as the Company did not enter into these investments for speculative purposes or intend to actively buy and sell the securities in order to generate profits on differences in price. The Company's primary investment objective is preservation of principal. During fiscal 2015, there were no purchases of available-for-sale securities, and maturities of available-for-sale securities were approximately $15.0 million. During fiscal 2014, there were approximately $18.5 million in purchases of available-for-sale securities and maturities of available-for-sale securities were approximately $16.5 million. There were no other-than-temporary impairments of available-for-sale securities during fiscal 2015 and fiscal 2014. See Note 12  - Fair Value Measurements, for fair value disclosures relating to the Company's investments.

The following table summarizes the remaining contractual maturities of the Company’s available-for-sale securities (in thousands):

January 30, 2016
Due in one year or less	$3,015
Due after one year through five years	—
Total investments	$3,015

NOTE 3 — Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	January 30, 2016	January 31, 2015
Credit card receivables	$2,126	$1,868
Amounts due from landlords	1,576	1,505
Other receivables	365	627
Total accounts receivable	$4,067	$4,000

Credit card receivables relate to amounts due from payment processing entities that are collected one to five days after the related sale transaction occurs.

NOTE 4 — Merchandise Inventories

Merchandise inventories consisted of the following (in thousands):

	January 30, 2016	January 31, 2015
Merchandise - in store/eCommerce	$31,751	$33,534
Merchandise - in transit	10,730	11,784
Total merchandise inventories	$42,481	$45,318

NOTE 5 — Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following (in thousands):

Description	January 30, 2016	January 31, 2015
Land	$1,597	$1,597
Corporate office, distribution center and related building improvements	12,618	12,616
Store leasehold improvements	52,812	51,700
Store furniture and fixtures	74,513	70,083
Corporate office and distribution center furniture, fixtures and equipment	4,356	4,344
Computer and point of sale hardware and software	32,644	32,888
Construction in progress	5,781	2,721
Total property, equipment and improvements, gross	184,321	175,949
Less accumulated depreciation and amortization	(125,097)	(130,842)
Total property, equipment and improvements, net	$59,224	$45,107

Upon performing the annual impairment analysis, the Company determined that improvements and equipment at certain under-performing stores and at stores identified for closure were impaired. As a result, the Company recorded asset impairments related to property, equipment and improvements of $0.3 million, $0.2 million and $0.1 million in fiscal 2015, fiscal 2014, and fiscal 2013, respectively. See Note 12  - Fair Value Measurements, for further detail.

NOTE 6 — Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	January 30, 2016	January 31, 2015
Gift card and store credit liabilities	$8,029	$8,170
Accrued Friendship Rewards Program loyalty liability	3,838	3,731
Accrued income, sales and other taxes payable	1,622	1,578
Accrued occupancy-related expenses	3,017	3,957
Sales return reserve	1,309	1,077
Other accrued liabilities	6,755	5,475
Total accrued liabilities and other current liabilities	$24,570	$23,988

NOTE 7 — Credit Facility

The Company is party to an amended and restated credit agreement (the "Credit Facility") with Wells Fargo Bank, N.A. (“Wells Fargo”), as lender.  The Credit Facility was most recently amended and extended on September 8, 2014.  The current expiration date is September 2019.

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

The Credit Facility contains customary events of default and various affirmative and negative covenants. The sole financial covenant contained in the Credit Facility requires the Company to maintain Availability at least equal to the greater of (a) ten percent (10%) of the borrowing base or (b) $3.0 million.  In addition, the Credit Facility permits the payment of dividends to the Company's stockholders if certain financial conditions are met.  The Company was in compliance with all covenants and other financial provisions as of January 30, 2016.

The Company's obligations under the Credit Facility are secured by the assets of the Company and its subsidiaries. The Company has pledged substantially all of its assets as collateral security for the loans, including accounts owed to the Company, bank accounts, inventory, other tangible and intangible personal property, intellectual property (including patents and trademarks), and stock or other evidences of ownership of 100% of all of the Company's subsidiaries.

The Company had no revolving credit loan borrowings under the Credit Facility during fiscal 2015, fiscal 2014 or fiscal 2013. The total borrowing base at January 30, 2016,  was approximately $26.3 million. As of January 30, 2016, the Company had open on-demand letters of credit of approximately $0.3 million. Accordingly, after reducing the borrowing base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the borrowing base, the net availability of revolving credit loans under the Credit Facility was approximately $23.0 million at January 30, 2016.

NOTE 8 — Stockholder's Equity and Stock-Based Compensation

Dividends

The Credit Facility allows payment of dividends to the Company's stockholders if certain financial conditions are met.  No dividends were paid in fiscal 2015, fiscal 2014 or fiscal 2013.

Stock-based compensation

The Company maintains the following stock plans approved by stockholders: the 2013 Directors' Equity Incentive Plan (the "2013 Plan") and the 2014 Stock Incentive Plan (the “2014 Plan”). Under the 2014 Plan and the 2013 Plan, the Company may grant options to purchase common stock to employees and non-employee members of the Board, respectively, at a price not less than 100% of the fair market value of the common stock on the option grant date. In general, options granted to employees vest over three years and are exercisable up to 10 years from the date of grant, and options granted to Directors vest ratably over approximately 30 months and are exercisable up to 10 years from the grant date. No options have been granted to Directors in the last three fiscal years.

The Company may also grant shares of restricted stock or units representing the right to receive shares of stock to its employees and non-employee members of the Board. The grantee cannot transfer the shares or units before the respective shares or units vest. Shares of nonvested restricted stock are considered to be currently issued and outstanding, but units representing the right to receive stock are not. Grants to employees of restricted stock or restricted stock units generally have original vesting schedules of one to three years, while restricted grants to Directors typically vest approximately one year after the date of grant.

Approximately 0.5 million and 3.9 million shares were authorized for issuance under the 2013 Plan and the 2014 Plan, respectively. As of January 30, 2016, there were approximately 0.2 million and 2.4 million shares available for future grant under the 2013 Plan and the 2014 Plan, respectively. In addition, as of January 30, 2016, there are approximately 1.5 million options outstanding which were granted to our Chief Executive Officer in 2012 outside of the above plans as an inducement to employment.

The total pre-tax compensation expense related to all stock-based awards for fiscal 2015, fiscal 2014 and fiscal 2013 was approximately $1.6 million, $2.3 million and $2.8 million, respectively. Stock-based compensation expense is included in merchandise, buying and occupancy expenses for the buying and distribution employees, and in selling, general and administrative expense for all other employees.

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

The table below shows the weighted average assumptions relating to the valuation of stock options granted during fiscal 2015, fiscal 2014 and fiscal 2013.

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Expected dividend yield	—%	—%	—%
Expected volatility	68.62%	59.59%	70.08-75.66%
Risk-free interest rate	1.73%	1.73%	0.76-1.37%
Expected term	5.00 years	5.00 years	5.00 years

Stock-Based Compensation Activity — Stock Options

The following tables present a summary of stock option activity for fiscal 2015:

			Aggregate	Weighted Average
		Weighted Average	Intrinsic Value	Remaining
	Number of Shares	Exercise Price	(in thousands)	Contractual Life
Outstanding, beginning of period	2,642,774	4.94
Granted	15,609	1.39
Exercised	—	—
Canceled - Vested	(29,124)	3.43
Canceled - Unvested (Forfeited)	(11,432)	5.86
Outstanding, end of period	2,617,827	$4.93	$5,307	5.92 years
Exercisable, end of period	2,579,644	$4.94	$—	5.89 years

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Nonvested, beginning of period	689,920	$2.08
Granted	15,609	0.80
Vested	(655,914)	2.00
Forfeited	(11,432)	3.33
Nonvested, end of period	38,183	2.58

The weighted average fair value for options granted during fiscal 2015, fiscal 2014 and fiscal 2013 was $0.80,  $4.55 and $3.80, respectively. The fair value of options vesting during fiscal 2015, fiscal 2014 and fiscal 2013 was approximately $2.00,  $1.71 and $2.06, respectively. The aggregate intrinsic value of options exercised during fiscal 2014 and fiscal 2013 was approximately $4.6 million and $0.2 million, respectively. There were no options exercised during fiscal 2015.

As of January 30, 2016, there was approximately $0.02 million of total unrecognized compensation expense related to nonvested stock options granted, which is expected to be recognized over a weighted average period of approximately 1.51  years.

Stock-Based Compensation Activity — Restricted Stock

The following table presents a summary of restricted stock activity for fiscal 2015:

		Weighted Average	Aggregate
		Grant Date Fair	Intrinsic Value
	Number of Shares	Value	(in thousands)
Nonvested, beginning of period	91,641	$7.84
Granted	212,224	4.50
Vested	(73,836)	8.25
Forfeited	(23,654)	5.42
Nonvested, end of period	206,375	4.54	$357

The weighted average fair value for restricted stock granted during fiscal 2015, fiscal 2014 and fiscal 2013 was $4.50,  $8.89 and $6.51, respectively. The total fair value of restricted stock vested during fiscal 2015, fiscal 2014 and fiscal 2013 was approximately $0.6 million, $0.8 million and $0.6 million, respectively. The aggregate intrinsic value of restricted stock vested during fiscal 2015, fiscal 2014 and fiscal 2013 was approximately $0.1 million, $0.6 million and $0.6 million, respectively.

As of January 30, 2016, there was approximately $0.4 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of approximately 1.2 years.

Other Stock-Based Awards

During fiscal 2014, the Company made performance share awards to a limited number of executive-level employees which entitles these employees to receive a specified number of shares of the Company’s common stock on vesting dates, provided that cumulative two-year and/or three-year targets are achieved.  The cumulative targets involve operating margin, net sales growth and total stockholder return versus a specified peer group.  Management estimates the fair value of performance shares awards based on the market price of the underlying stock on the date of grant for net sales growth and operating margin targets.  The Company utilized a Monte Carlo simulation model to determine the fair value of the performance shares for total stockholder return.  The target grants (as revised for non-vested forfeitures) currently approximate 96,000 and 143,000 shares, respectively, with a weighted average grant-date fair value of $6.41 per share.  The actual number of shares issued on the vesting dates could range from zero to 200% of target, depending upon actual performance achieved.  Based on the market price of the Company’s common stock at January 30, 2016, the maximum future value that could be awarded on the vesting dates was $0.3 million for the two-year target awards and $0.5 million for the three-year target awards.

During fiscal 2015, the Company made performance share awards to a limited number of executive-level employees which entitles these employees to receive a specified number of shares of the Company’s common stock on vesting dates, provided that cumulative two-year targets are achieved.  The cumulative targets involve operating margin and net sales growth. Management estimates the fair value of performance shares based on the market price of the underlying stock on the date of grant. The target grants (as revised for non-vested forfeitures) currently approximate 157,000 shares with a weighted average grant-date fair value of $5.29 per share.  The actual number of shares issued on the vesting date could range from zero to 200% of target, depending upon actual performance achieved.  Based on the market price of the Company’s stock at January 30, 2016, the maximum future value that could be awarded on the vesting dates was $0.5 million.

NOTE 9 — Other Income (Expense)

Other income (expense) consisted of the following for the periods identified below (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Interest expense	$(168)	$(258)	$(253)
Interest income, net	53	68	62
Gain (loss) on investments carried at fair value	—	(1)	—
Total other income (expense)	$(115)	$(191)	$(191)

NOTE 10 — Income Taxes

The provision for income taxes consisted of the following for the fiscal periods identified below (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Current:
Federal tax expense (benefit)	$—	$(248)	$107
State tax expense (benefit)	172	283	(112)
Current tax expense (benefit)	172	35	(5)
Deferred tax expense (benefit)	37,543	(37,937)	—
Income tax provision (benefit)	$37,715	$(37,902)	$(5)

The following presents a reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate for the fiscal periods ended:

	January 30, 2016	January 31, 2015	February 1, 2014
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	3.1	4.6	0.4
Change in valuation allowance	(373.0)	(447.6)	(33.7)
Reserve for unrecognized tax benefits	(0.4)	0.6	(2.4)
Tax credits	4.8	—	—
Other	(1.0)	(3.4)	0.6
Effective income tax rate	(331.5)%	(410.8)%	(0.1)%

Deferred income taxes are provided for temporary differences between the basis of assets and liabilities for financial reporting purposes and income tax purposes. Deferred tax assets and liabilities as of January 31, 2015, were classified as current and noncurrent on the basis of the classification of the related asset or liability for financial reporting. In November 2015, the FASB issued ASU 2015-17 “Income Taxes.” ASU 2015-17 requires that deferred income tax liabilities and assets be classified as non-current in a statement of financial position. The Company elected early adoption of this guidance for the fiscal year ended January 30, 2016, on a prospective basis. The adoption of this ASU allows the Company to simplify its presentation of deferred income tax liabilities and assets. Prior periods were not retrospectively adjusted.

Significant components of the Company's deferred income tax assets and liabilities are as follows (in thousands):

	January 30, 2016	January 31, 2015
Deferred tax assets:
Accrued Friendship Rewards loyalty liability	$1,202	$1,180
Accrued gift card liability	464	298
Merchandise inventories	1,557	1,291
Deferred rent and deferred lease incentives	7,991	6,426
Stock-based compensation expense	2,535	2,152
Net operating loss carryforwards	29,854	24,875
Contribution carryforwards	207	159
Tax credit carryforwards	1,276	706
Depreciation and amortization	—	46
Other accrued liabilities	1,440	1,257
Total deferred tax assets	46,526	38,390
Less: Valuation allowance	(42,021)	(28)
Deferred tax assets, net of valuation allowance	4,505	38,362
Deferred tax liabilities:
Depreciation and amortization	(3,504)	—
Other	(608)	(424)
Total deferred tax liabilities	(4,112)	(424)
Net deferred tax assets	$393	$37,938

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

Management continued to monitor the realizability of the deferred tax assets in fiscal 2015.  The release of the valuation allowance in fiscal 2014 assumed the Company would continue to generate future profits.  The fiscal 2015 loss had an impact on the expected amount of the 36 month cumulative loss.  Although management’s evaluation considered the effects of improved sales trends that may result in future taxable income, estimates such as these are inherently subjective.  Without significant positive evidence to overcome the weight of possible future cumulative losses, the Company established a valuation allowance against its deferred tax assets in the fourth quarter of fiscal 2015.  A non-cash provision of $37.5 million was recognized to establish the valuation allowance.  A small deferred tax asset was allowed related to certain state tax benefits.

As of January 30, 2016, the Company has federal and state net operating loss carryforwards which will reduce future taxable income. Approximately $29.8 million in net federal tax benefits are available from these federal loss carryforwards of approximately $85.0 million, and an additional $1.3 million is available in net tax credit carryforwards. Included in the federal net operating loss is approximately $5.3 million of loss generated by deductions related to equity-based compensation, the tax effect of which will be recorded to additional paid in capital when utilized. The state loss carryforwards will result in net state tax benefits of approximately $2.1 million. The federal net operating loss carryovers will expire in October 2032 and beyond. The Company has analyzed equity ownership changes and determined its net operating losses will not be limited under IRC Section 382.  The state net operating loss carryforwards will expire in November 2016 and beyond. Additionally, the Company has charitable contribution carryforwards that will expire in 2016 and beyond.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at February 2, 2013	$993
Additions based on tax positions related to the current year	152
Reductions for tax positions of previous years	(152)
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(236)
Balance at February 1, 2014	757
Additions based on tax positions related to the current year	180
Additions for tax positions of previous years	24
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(85)
Balance at January 31, 2015	876
Additions based on tax positions related to the current year	329
Additions for tax positions of previous years	16
Reductions for tax positions of previous years	(70)
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(42)
Balance at January 30, 2016	$1,109

The Company's liability for unrecognized tax benefits is recorded within other non-current liabilities. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of January 30, 2016 and January 31, 2015 were $0.6 million and $0.6 million, respectively.

Interest and penalties related to unrecognized tax benefits of approximately $64 thousand, $53 thousand and $47 thousand were recognized as components of income tax expense in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. At January 30, 2016 and January 31, 2015, approximately $0.2 million and $0.2 million, respectively, were accrued for the potential payment of interest and penalties.

The Company and its subsidiaries are subject to U.S. federal income taxes and the income tax obligations of various state and local jurisdictions. In April 2015, the Company settled the IRS examination of the fiscal 2011 tax year. The settlement was related to certain issues which the Company had previously reflected net of tax within deferred tax assets.  The settlement did not result in any cash payments nor any impact to tax expense. The Company is currently under exam by the IRS for fiscal 2013. Periods after the fiscal 2012 transition period remain subject to examination by the Internal

Revenue Service. With few exceptions, the Company is not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2011. As of January 30, 2016, the Company had no other ongoing audits in various jurisdictions and does not expect the liability for unrecognized tax benefits to significantly increase or decrease in the next twelve months.

NOTE 11 — Earnings Per Share

The calculation of EPS shown below excludes the income attributable to participating securities from the numerator.

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Numerator (in thousands):
Net (loss) income attributable to Christopher & Banks Corporation	$(49,094)	$47,126	$8,690
Income allocated to participating securities	—	(155)	(32)
Net (loss) income available to common stockholders	$(49,094)	$46,971	$8,658
Denominator (in thousands):
Weighted average common shares outstanding - basic	36,886	36,819	36,246
Dilutive shares	—	934	898
Weighted average common and common equivalent shares outstanding - diluted	36,886	37,753	37,144
Net (loss) earnings per common share:
Basic	$(1.33)	$1.28	$0.24
Diluted	$(1.33)	$1.24	$0.23

Total stock options of approximately 2.3 million, 0.3 million and 0.5 million were excluded from the shares used in the computation of diluted earnings per share for fiscal 2015, fiscal 2014 and fiscal 2013, respectively, as they were anti-dilutive.

NOTE 12 — Fair Value Measurements

Assets that are Measured at Fair Value on a Recurring Basis:

The following tables provide information by level for the Company's available-for-sale securities that were measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements
As of January 30, 2016:		Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Short-term investments:
Corporate bonds	2,810	—	2,810	—
Municipal bonds	205	—	205	—
Total assets	$3,015	$—	$3,015	$—

		Fair Value Measurements
As of January 31, 2015:		Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Short-term investments:
Certificates of deposit	$4,078	$—	$4,078	$—
Commercial paper	7,384	—	7,384	—
Corporate bonds	1,616	—	1,616	—
Municipal bonds	215	—	215	—
Total current assets	13,293	—	13,293	—
Long-term investments:
Corporate bonds	2,853	—	2,853	—
U.S. Agency securities	1,899	—	1,899	—
Total non-current assets	4,752	—	4,752	—
Total assets	$18,045	$—	$18,045	$—

As of January 30, 2016, the Company's available-for-sale securities were valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets in which there were fewer transactions.  There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during fiscal 2015. Consistent with Company policy, transfers into levels and transfers out of levels are recognized on the date of the event or when a change in circumstances causes a transfer.

Assets that are Measured at Fair Value on a Non-recurring Basis:

The following table summarizes certain information for non-financial assets for the fiscal periods ended January 30, 2016 and January 31, 2015, that are measured at fair value on a non-recurring basis in periods subsequent to an initial recognition period.  The Company places amounts into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fiscal Year Ended	Fiscal Year Ended
Long-Lived Assets Held and Used (in thousands):	January 30, 2016	January 31, 2015
Carrying value	$356	$270
Fair value measured using Level 3 inputs	$75	$54
Impairment charge	$281	$216

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

The fair value measurement of the long-lived assets encompasses the following significant unobservable inputs:

	Range
Unobservable Inputs	Fiscal 2015	Fiscal 2014
Weighted Average Cost of Capital (WACC)	15%	15%
Annual sales growth	0% to 8%	(3%) to 3.5%

NOTE 13 — Employee Benefit Plans and Employment Agreements

401(k) Plan

The Company has established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for the benefit of all employees who meet certain eligibility requirements, which are primarily age, length of service and hours of service. The plan allows eligible employees to invest from 1% to 60% of their compensation, subject to dollar limits as established by the federal government. The plan allows for discretionary Company matching contributions. Effective March 8, 2009, the Company discontinued its discretionary matching contributions. The Company reinstated its discretionary matching contributions during fiscal 2013, and made matching contributions totaling approximately $0.5 million, $0.5 million and $0.2 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. The Company does not offer any other post-retirement, post-employment or pension benefits to directors or employees.

Severance Agreements

In April 2014, the Company entered into the same form of severance agreements  (the “Severance Agreement”) with each of its executive officers, other than its Chief Executive Officer and President, and in November 2015 with its recently hired Vice President, Controller (each an “Executive”).  Per the terms of the Severance Agreement, the Executive is and remains an at-will employee, and thus may be terminated at any time with or without “Cause”, as such term is defined in the Severance Agreement.  If the Executive is involuntarily terminated by the Company without “Cause”, and executes a general release of claims in favor of the Company, the Company will be obligated to pay the Executive a severance payment equal to twelve months of the Executive’s highest annual salary at any time during the twelve months preceding the date of termination.  In addition, the Severance Agreement provides that the Company will pay the Company portion of COBRA health and dental premiums for up to twelve months after termination.

The Severance Agreement also provides that, notwithstanding the foregoing, if, 180 days prior to, or twelve months after a “Change in Control” the Executive is terminated without “Cause” or resigns for “Good Reason”, as such terms are defined in the Severance Agreement, then the Executive, based on his or her position, shall be entitled to receive a severance payment in one lump sum and adjusted for any severance payments previously made by the Company, generally equal to the following:

•

Executive Vice Presidents:  The sum of (A) eighteen months of his or her highest annual salary at any time during the twelve month period preceding the date of termination; (B) 1.5 times his or her then current on-target bonus; and (C) the value of eighteen months of the Company portion of COBRA health and dental premiums, unless the executive is eligible for a government subsidy with respect to such COBRA benefits.

•

Senior Vice Presidents and Vice President, Controller:  The sum of (A) twelve months of his or her highest annual salary at any time during the twelve month period preceding the date of termination; (B) 1.0 times his or her then current on-target bonus; and (C) the value of twelve months of the Company portion of COBRA health and dental premiums, unless the executive is eligible for a government subsidy with respect to such COBRA benefits.

The Severance Agreement also provides for a “cutback” such that any severance payment shall be reduced below the amount that would trigger an excise tax liability.  The Company is not obligated to pay an “excise tax” under Section 4999 of the Internal Revenue Code of 1986, as amended, and there are no tax “gross-up” provisions in the Severance Agreement.

Additionally, the Severance Agreement contains a provision prohibiting the Executive during the period of his or her employment and, for a period of twelve months after the Executive’s termination, from (i) engaging in certain competitive activities; (ii) soliciting employees to either leave their employment with the Company or its affiliates or to establish a relationship with a “Competitor” (as such term is defined in the Severance Agreement); or (iii) soliciting, engaging or inducing a vendor or supplier of the Company or its affiliates to sever or materially alter its relationship with the Company or to establish a relationship with a Competitor.

As of January 30, 2016 and January 31, 2015, our severance liability for Executive Officers was not material.

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

The Retention Agreements provided for a lump-sum cash award. The term of the award was for one year from adoption, unless accelerated due to a change in control. Pursuant to the Plan and the Retention Agreements, if there were a change in control event prior to the completion of the term, and a recipient’s employment were terminated without “cause” or with “good reason” (as each such term is defined in the Plan) prior to the completion of the term, the recipient would receive the award payment in full upon such termination.

The amount of the award for each of the recipients was equal to such recipient’s annualized base salary without regard to bonuses and other incentive compensation in effect immediately prior to the distribution, but not less than such recipient’s highest annualized base salary in effect within the twelve month period immediately preceding the change in control.

The awards under the Plan were paid in July 2013 and the Plan is no longer in force or effect.

NOTE 14 — Lease Commitments

The Company leases its store locations and vehicles under operating leases. The store lease terms, including rental period, renewal options, escalation clauses and rent as a percentage of sales, vary among the leases. Most store leases require the Company to pay real estate taxes and common area maintenance charges.

Total rental expense for all leases was as follows for the fiscal periods ended (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Minimum rent	$37,723	$38,720	$32,547
Contingent rent	2,200	3,914	7,602
Maintenance, taxes and other	19,159	17,577	17,766
Amortization of deferred lease incentives	(2,105)	(2,229)	(2,383)
Total rent expense	$56,977	$57,982	$55,532

Future minimum rental payments as of January 30, 2016, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows for operating leases are as follows (in thousands):

	Payments Due by Period
	Fiscal	Fiscal	Fiscal	Fiscal 2021
Contractual Obligations	2016	2017-2018	2019-2020	and Thereafter	Total
Retail store facility operating leases	$38,414	$58,808	$43,957	$68,361	$209,540
Vehicle operating leases	224	141	—	—	365
Total obligations	$38,638	$58,949	$43,957	$68,361	$209,905

NOTE 15 — Legal Proceedings

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

NOTE 16 — Sources of Supply

The Company's ten largest vendors accounted for approximately 70% of total merchandise purchases in each of the prior three fiscal years, respectively. One of the Company’s suppliers accounted for approximately 30%,  28%, and 19% of merchandise purchases during fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Another supplier accounted for approximately 10%,  10% and 11% of merchandise purchases during fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Although the Company has strong relationships with these vendors, there can be no assurance that these relationships can be maintained in the future or that these vendors will continue to supply merchandise to the Company. If there should be any significant disruption in the supply of merchandise from these vendors, management believes that production could be shifted to other suppliers so as to continue to secure the required volume of product. Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on the Company's financial position or results of operations.

NOTE 17 — Segment Reporting

In the table below, Retail Operations includes activity generated by the Company’s retail store locations (Missy Petite Women ("MPW"), Outlet stores, Christopher & Banks, and C.J. Banks) as well as the eCommerce business. Retail Operations only includes net sales, merchandise gross margin and direct store expenses with no allocation of corporate overhead as that is the information used by the chief operating decision maker to evaluate performance and to allocate resources.  The Corporate/Administrative balances include supporting administrative activity at the corporate office and distribution center facility and are included to reconcile the amounts to the consolidated financial statements.

For the fiscal period ended January 30, 2016, long-lived assets with a carrying amount of $0.4 million were written down to their fair value of $0.1 million resulting in an impairment charge of $0.3 million. For the fiscal period ended January 31, 2015, long-lived assets with a carrying amount of $0.3 million were written down to their fair value of $0.1 million resulting in an impairment charge of $0.2 million. For the fiscal period ended February 1, 2014, long-lived assets with a carrying amount of $0.1 million were written down to their fair value of $5 thousand resulting in an impairment charge of $0.1 million.  The impairment costs for each fiscal period related to store-level asset impairment charges are included in the operating income for the Retail Operations segment.

Business Segment Information

(in thousands)

	Retail	Corporate/
	Operations	Administrative	Consolidated
Fiscal 2015
Net sales	$383,828	$—	$383,828
Depreciation and amortization	9,594	2,454	12,048
Operating income (loss)	41,149	(52,413)	(11,264)
Total assets	99,530	51,360	150,890

Fiscal 2014
Net sales	$418,584	$—	$418,584
Depreciation and amortization	9,166	2,620	11,786
Operating income (loss)	60,830	(51,415)	9,415
Total assets	95,538	100,499	196,037

Fiscal 2013
Net sales	$435,754	$—	$435,754
Depreciation and amortization	9,757	3,411	13,168
Operating income (loss)	63,633	(54,757)	8,876
Total assets	95,631	53,347	148,978

NOTE 18 — Related-Party Transactions

We, or our subsidiaries, have for the past several years purchased goods from or through G-III Apparel Group Ltd. (“G-III”) or its related entities. On January 3, 2011, Morris Goldfarb, the Chairman of the Board and Chief Executive Officer of G-III, became a director of the Company. On June 27, 2013, Mr. Goldfarb ceased to be a member of the Board as he did not stand for re-election at the Company's annual meeting of stockholders in June 2013. In fiscal 2014 and fiscal 2013, payments made by us and our subsidiaries to G-III and its related entities aggregated approximately $1.1 million and $1.2 million, respectively. As of January 31, 2015, we had a balance due to G-III or its related entities of approximately $12 thousand. We have evaluated the terms and considerations for such related party transactions and have determined the terms are comparable to amounts that would have to be paid to, or received from, independent third-parties. G-III was not considered a related party during fiscal 2015.

NOTE 19 — Quarterly Financial Data (Unaudited)

	Fiscal 2015 Quarters (1)
(in thousands, except per share data)	First	Second	Third	Fourth
Net sales	$91,621	$93,997	$103,641	$94,569
Operating (loss) income	(2,496)	(1,710)	335	(7,393)
Net loss	(1,442)	(710)	(315)	(46,627)

Net loss per share data:
Basic	$(0.04)	$(0.02)	$(0.01)	$(1.26)
Diluted	$(0.04)	$(0.02)	$(0.01)	$(1.26)

	Fiscal 2014 Quarters (1)
(in thousands, except per share data)	First	Second	Third	Fourth (2)
Net sales	$103,366	$106,633	$110,610	$97,975
Operating income (loss)	2,792	3,250	9,344	(5,971)
Net income	2,616	3,362	8,983	32,164

Net income per share data:
Basic	$0.07	$0.09	$0.24	$0.87
Diluted	$0.07	$0.09	$0.24	$0.86

(1)	The summation of quarterly per share data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.
(2)

As described in Note 1, in connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended January 31, 2015, the Company determined that its calculation of deferred rent expense was incorrect.  The Company corrected the error in the fourth quarter of fiscal 2014, which resulted in an increase to rent expense of approximately $3.6 million.  The effect of the correction was to decrease operating income for the 2014 fourth quarter by approximately $3.6 million; net income for the fourth quarter was reduced by approximately $2.2 million.  The Company concluded that this correction was immaterial to the related consolidated financial statements as a whole.

NOTE 20 — Subsequent Events

In the first quarter of fiscal 2016, the Company will incur approximately $1.6 million in legal and other professional advisory fees in connection with shareholder activism related to the Company’s 2016 annual meeting of shareholders that was settled subsequent to the fiscal year end.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no matters which are required to be reported under Item 9.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its CEO and CFO, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 30, 2016. Based on that evaluation, the Company’s CEO and its CFO concluded that the Company’s disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of January 30, 2016.

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s testing and evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that our internal control over financial reporting was designed and operated effectively as of January 30, 2016.

KPMG LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 30, 2016, and has issued their report which is included in Item 8 of this Annual Report.

Prior Material Weaknesses

Based on our assessment of the effectiveness of our internal control over financial reporting as of January 31, 2015, management identified a material weakness. We concluded that we did not adequately design controls to communicate all significant terms for lease amendments, and review the terms of new or modified store leases. This led to the Company’s use of inaccurate lease information in the accounting for rent expense, analysis of potential impairment of long-lived assets and in the calculation of certain deferred tax assets. The material weakness resulted in misstatements in rent expense that were corrected in the fourth quarter of fiscal 2014, prior to the issuance of the Company’s consolidated financial statements. Furthermore, a reasonable possibility existed that a material misstatement in the Company’s consolidated financial statements would not have been prevented or detected on a timely basis.

In order to remediate the material weakness, we improved our policies and procedures relating to the recognition and measurement of new and modified lease agreements. Management added new controls to i) ensure communication of new and modified leases, ii) verify proper recording of rent expense and related balances, and iii) substantiate proper disclosure of all lease commitments. As a result of these actions and the related controls and testing, management concluded that the material weakness over the communication of all significant terms for lease amendments and review of the terms of new and modified store leases was remediated as of January 30, 2016. Management will continue to assess and improve lease controls.

Inherent Limitations on Control Systems

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

The material weakness identified in the 2014 Annual Report on Form 10-K was remediated as of January 30, 2016. There have been no additional changes in our internal control over financial reporting that occurred during the quarter ended January 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There are no matters which are required to be reported under Item 9B.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors required by Item 10 is incorporated herein by reference to the section entitled, “Item 1-Election of Directors,” in the Proxy Statement. Information regarding our executive officers is included in Part I, Item 4A of this Annual Report on Form 10-K in the section entitled “Executive Officers of the Registrant.” Information concerning compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance,” and such information is incorporated herein by reference. Information regarding our Audit Committee and audit committee financial experts is included in the Proxy Statement under the section entitled “Meetings and Committees of the Board of Directors - The Audit Committee,” and such information is incorporated by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled “Executive Compensation,” “Meetings and Committees of the Board of Directors — Compensation Program for Non-Employee Directors” and “Meetings and Committees of the Board of Directors —Non-Employee Director Compensation for Fiscal 2015” in the Proxy Statement.

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
3.1

Restated Certificate of Incorporation of Christopher & Banks Corporation (incorporated herein by reference to Exhibit 4.1 to Registration Statement on form S-8 (Registration No. 333-174509) filed May 26, 2011)

3.2

Seventh Amended and Restated By-Laws of Christopher & Banks Corporation, effective December 20, 2013 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 24, 2013)

3.3

First Amendment to Seventh Amended and Restated By-Laws of Christopher & Banks Corporation, effective February 24, 2016 (incorporated herein by reference to Exhibit 3.1 to Current Report on

Form 8-K filed February 29, 2016)

4.1

Form of certificate for shares of common stock of Christopher & Banks Corporation (incorporated herein by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended August 28, 2010 filed October 7, 2010)

10.1	Christopher & Banks, Inc. Retirement Savings Plan (incorporated herein by reference to Registration Statement on Form S-1) (Registration No. 33-45719)**
10.2	1997 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Form S-8 (Registration No. 333-95109) filed January 20, 2000)**
10.3	Amendment No. 1 to 1997 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Form S-8 (Registration No. 333-95553) filed January 27, 2000)**
10.4

Second Amendment to the 1997 Stock Incentive Plan dated as of July 28, 1999 (incorporated herein by reference to Exhibit 10.28 to Quarterly Report on Form 10-Q for the fiscal quarter ended August 28, 1999 filed October 12, 1999)**

10.5

Third Amendment to the 1997 Stock Incentive Plan dated as of July 26, 2000 (incorporated herein by reference to Exhibit 10.40 to Annual Report on Form 10-K for the fiscal year ended March 2, 2002 filed May 29, 2002)**

10.6

Fourth Amendment to the 1997 Stock Incentive Plan dated as of August 1, 2001 (incorporated herein by reference to Exhibit 10.41 to Annual Report on Form 10-K for the fiscal year ended March 2, 2002 filed May 29, 2002)**

10.7

Form of Qualified Stock Option Agreement under our 1997 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to Annual Report on Form 10-K for the fiscal year ended February 26, 2011 filed May 12, 2011)**

10.8

Form of Nonqualified Stock Option Agreement under our 1997 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to Annual Report on Form 10-K for the fiscal year ended February 26, 2011 filed May 12, 2011)**

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

10.23

Form of Stock Option Agreement (Nonqualified Stock Option) under the Second Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 30, 2012)**

10.24

Form of Performance-Based Restricted Stock Agreement under the Second Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 30, 2012)**

10.25

Second Amended and Restated Credit Agreement, dated as of July 12, 2012, among Christopher & Banks Corporation, as the Lead Borrower For The Borrowers Named Herein, The Guarantors from time to time party hereto, Wells Fargo Bank, National Association, as Lender (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 16, 2012)

10.26

Security Agreement by Christopher & Banks Corporation, as Lead Borrower, and The Other Borrowers and Guarantors Party Hereto From Time to Time, and Wells Fargo Bank, National Association, as Lender, dated as of July 12, 2012 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 16, 2012)

10.27

Employment Agreement between Christopher & Banks Corporation and LuAnn Via, dated as of October 29, 2012 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 1, 2012)**

10.28

Annual Incentive Non-Qualified Stock Option Agreement effective as of November 26, 2012 between LuAnn Via and Christopher & Banks Corporation (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed November 29, 2012)**

10.29

Long-Term Incentive Non-Qualified Stock Option Agreement effective as of November 26, 2012 between LuAnn Via and Christopher & Banks Corporation (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed November 29, 2012)**

10.30	Form of Christopher & Banks Corporation Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 1, 2013)**
10.31

Form of Time-Based Restricted Stock Agreement under the Christopher & Banks Corporation Second Amended and Restated 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 1, 2013)**

10.32

Amendment No. 1, dated May 2, 2013, to the Employment Agreement between Christopher & Banks Corporation and LuAnn Via entered into as of October 29, 2012 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 3, 2013)**

10.33	Christopher & Banks Corporation 2013 Directors' Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 28, 2013)**
10.34

Form of Christopher & Banks Corporation Restricted Stock Agreement under the Christopher & Banks Corporation 2013 Directors' Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 28, 2013)**

10.35

Form of Performance Award Agreement under the Christopher & Banks Corporation Second Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 14, 2014)**

10.36	Christopher and Banks Corporation 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 27, 2014)**
10.37	Christopher and Banks Corporation 2014 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed June 27, 2014)**
10.38

Amended and Restated Employment Agreement between Christopher and Banks Corporation and LuAnn Via effective as of June 26, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 27, 2014)**

10.39

First Amendment, dated September 8, 2014, to the Second Amended and Restated Credit Agreement, dated July 12, 2012, by and among Christopher & Banks Corporation, Christopher & Banks, Inc. and Christopher & Banks Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 8, 2014)

10.40

Christopher & Banks Corporation Non-Employee Director Deferred Stock Plan, Amended and Restated effective December 8, 2014 (incorporated herein by reference to Exhibit 10.1 to Current  Report on Form 8-K filed December 10, 2014)**

10.41

Form of Performance Award Agreement under the Christopher & Banks Corporation 2014 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 26, 2015)**

10.42

Form of Time-Based Restricted Stock Agreement under the Christopher & Banks Corporation 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 26, 2015)**

10.43

Form of Severance Agreement between Christopher & Banks Corporation and certain of its Executive Officers (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 10, 2015)**

10.44

Form of Restricted Stock Unit Agreement under the Christopher & Banks Corporation 2013 Directors’ Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 29, 2015)**

10.45

Severance Agreement between Christopher & Banks Corporation and Marc Ungerman dated October 21, 2015 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 13, 2015)**

10.46

Amendment No. 1 to the Amended and Restated Employment Agreement between Christopher & Banks Corporation and LuAnn Via as of February 24, 2015 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 25, 2016)**

10.47

Support Agreement dated March 10, 2016, by and among Christopher & Banks Corporation; Macellum Retail Opportunity Fund, LP; Macellum Capital Management, LLC; Macellum Advisors GP, LLC; Macellum Management, LP; MCM Managers, LLC; MCM Management, LLC; and Jonathan Duskin (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 10, 2016)

14.1	Code of Conduct of Christopher & Banks Corporation (incorporated herein by reference to Exhibit 14.1 to Current Report on Form 8-K filed February 25, 2016)
21.1	Subsidiaries of Christopher & Banks Corporation (incorporated herein by reference to Exhibit 21.1 to Annual Report on Form 10-K for the fiscal year ended March 1, 2008 filed May 15, 2008)
23.1*	Consent of KPMG LLP
24.1*	Powers of Attorney
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

Financial statements from the Annual Report on Form 10-K of Christopher & Banks Corporation for the fiscal year ended January 30, 2016, formatted in Extensible Business Reporting Language ("XBRL"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

*      Filed herewith

**    Management agreement or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2016.

CHRISTOPHER & BANKS CORPORATION

By:	/s/ LuAnn Via
LuAnn Via
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ LuAnn Via	President, Chief Executive Officer and Director	March 18, 2016
	LuAnn Via	(Principal Executive Officer)

	/s/ Peter G. Michielutti	Executive Vice President, Chief Operating	March 18, 2016
	Peter G. Michielutti	Officer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

	*	Non-Executive Chair and Director
Lisa W. Wardell

	*	Director
Mark A. Cohn

	*	Director
Edwin J. Holman

	*	Director
Anne L. Jones

	*	Director
David A. Levin

	*	Director
William F. Sharpe, III

	*	Director
Paul L. Snyder

	*	Director
Patricia A. Stensrud

*By:	/s/ Peter G. Michielutti
Peter G. Michielutti
Attorney-in-Fact pursuant to Powers of Attorney filed herewith