Form 10-K/A
period 2016-01-30
CHRISTOPHER & BANKS CORP
filed 2016-03-22
CIK 883943

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, initially filed with the Securities and Exchange Commission on March 18, 2016 (the “Original Filing”), is being filed to replace the following exhibit from the Original Filing:

24.1Powers of Attorney

The attached Exhibit 24.1 was signed prior to the date of the Original filing. Except for the foregoing amended information and the exhibits listed below, this Form 10-K/A does not amend or update any other information contained in the Original Filing.

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Report:

(3)Exhibits:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2016	CHRISTOPHER & BANKS CORPORATION

	By:	/s/ Peter G. Michielutti
Peter G. Michielutti
Executive Vice President, Chief Operating Officer
and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2016.

CHRISTOPHER & BANKS CORPORATION

By:	/s/ LuAnn Via
LuAnn Via
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ LuAnn Via	President, Chief Executive Officer and Director	March 22, 2016
	LuAnn Via	(Principal Executive Officer)

	/s/ Peter G. Michielutti	Executive Vice President, Chief Operating	March 22, 2016
	Peter G. Michielutti	Officer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

	*	Director and Board Chair
Lisa W. Wardell

	*	Director
Mark A. Cohn

	*	Director
Edwin J. Holman

	*	Director
Anne L. Jones

	*	Director
David A. Levin

	*	Director
William F. Sharpe, III

	*	Director
Paul L. Snyder

	*	Director
Patricia A. Stensrud

*By:	/s/ Peter G. Michielutti
Peter G. Michielutti
Attorney-in-Fact pursuant to Powers of Attorney filed herewith