Form 10-Q
period 2016-04-30
CHRISTOPHER & BANKS CORP
filed 2016-06-09
CIK 883943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

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

As of June 3, 2016 there were 37,084,323 shares of the registrant's common stock outstanding.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 30, 2016	January 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,703	$31,506
Short-term investments	1,001	3,015
Accounts receivable	5,780	4,067
Merchandise inventories	50,531	42,481
Prepaid expenses and other current assets	10,099	9,059
Income taxes receivable	598	513
Total current assets	93,712	90,641
Property, equipment and improvements, net	60,344	59,224
Other non-current assets:
Deferred income taxes	400	393
Other assets	557	632
Total other non-current assets	957	1,025
Total assets	$155,013	$150,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,494	$16,645
Accrued salaries, wages and related expenses	6,744	2,845
Accrued liabilities and other current liabilities	22,516	24,570
Total current liabilities	47,754	44,060
Non-current liabilities:
Deferred lease incentives	9,974	9,880
Deferred rent obligations	7,468	7,241
Other non-current liabilities	1,346	1,301
Total non-current liabilities	18,788	18,422

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 46,875 and 46,870 shares issued, and 37,084 and 37,079 shares outstanding at April 30, 2016 and January 30, 2016, respectively	468	468
Additional paid-in capital	126,081	125,851
Retained earnings	74,633	74,800
Common stock held in treasury, 9,791 shares at cost at April 30, 2016 and January 30, 2016	(112,711)	(112,711)
Total stockholders’ equity	88,471	88,408
Total liabilities and stockholders’ equity	$155,013	$150,890

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Thirteen Weeks Ended
	April 30,	May 2,
	2016	2015

Net sales	$100,033	$91,621
Merchandise, buying and occupancy costs	62,321	59,412
Gross profit	37,712	32,209
Other operating expenses:
Selling, general and administrative	35,477	31,989
Depreciation and amortization	3,022	2,716
Impairment of store assets	168	—
Total other operating expenses	38,667	34,705
Operating loss	(955)	(2,496)
Interest expense, net	(39)	(7)
Other income	911	—
Loss before income taxes	(83)	(2,503)
Income tax provision (benefit)	84	(1,061)
Net loss	$(167)	$(1,442)

Basic loss per share:
Net loss	$(0.00)	$(0.04)
Basic shares outstanding	36,922	36,845

Diluted loss per share:
Net loss	$(0.00)	$(0.04)
Diluted shares outstanding	36,922	36,845

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015

Net loss	$(167)	$(1,442)
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period, net of taxes of $0, and $2, respectively	—	3
Comprehensive loss	$(167)	$(1,439)

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Cash flows from operating activities:
Net loss	$(167)	$(1,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,022	2,716
Impairment of store assets	168	—
Deferred income taxes, net	(7)	(883)
Gain on investments, net	(911)	(2)
Amortization of premium on investments	9	16
Amortization of financing costs	15	15
Deferred lease-related liabilities	58	820
Stock-based compensation expense	253	639
Changes in operating assets and liabilities:
Accounts receivable	(1,713)	(1,659)
Merchandise inventories	(8,050)	(5,525)
Prepaid expenses and other assets	(980)	(2,504)
Income taxes receivable	(84)	216
Accounts payable	1,971	(3,166)
Accrued liabilities	1,294	1,626
Other liabilities	71	(112)
Net cash used in operating activities	(5,051)	(9,245)
Cash flows from investing activities:
Purchases of property, equipment and improvements	(3,645)	(7,825)
Proceeds from company-owned life insurance	911	—
Maturities of available-for-sale investments	2,005	3,747
Net cash used in investing activities	(729)	(4,078)
Cash flows from financing activities:
Shares redeemed for payroll taxes	(23)	(24)
Net cash used in financing activities	(23)	(24)
Net decrease in cash and cash equivalents	(5,803)	(13,347)
Cash and cash equivalents at beginning of period	31,506	37,245
Cash and cash equivalents at end of period	$25,703	$23,898
Supplemental cash flow information:
Interest paid	47	26
Income taxes paid (refunded)	86	(299)
Accrued purchases of equipment and improvements	$1,769	$1,795

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — Basis of Presentation

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Christopher & Banks Corporation and its subsidiaries (collectively referred to as “Christopher & Banks”, “the Company”, “we” or “us”) pursuant to the current rules and regulations of the United States ("U.S.") Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been omitted, pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

The results of operations for the interim period shown in this report are not necessarily indicative of results to be expected for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal adjustments, except as otherwise stated in these notes, considered necessary to present fairly our financial position, results of operations, and cash flows as of April 30, 2016, and May 2, 2015 and for all periods presented.

Recently issued accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance under Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition requirements and provides a new comprehensive revenue recognition model that requires entities to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year. As a result, ASU 2014-09 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. Adoption is allowed by either the full retrospective or modified retrospective approach.  The Company is currently evaluating which approach it will apply and the potential impact on our condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires that lease arrangements longer than twelve months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We have not evaluated the impact of the updated guidance on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards, and classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not expect that the adoption of this pronouncement will have a material impact on our condensed consolidated financial statements.

NOTE 2 — Investments

Investments as of April 30, 2016, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	1,001	—	—	1,001
Total investments	$1,001	$—	$—	$1,001

Investments as of January 30, 2016, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	2,810	1	(1)	2,810
Municipal bonds	205	—	—	205
Total investments	$3,015	$1	$(1)	$3,015

During the thirteen weeks ended April 30, 2016 and May 2, 2015, there were no purchases of available-for-sale securities. During the thirteen weeks ended April 30, 2016 and May 2, 2015, there were approximately $2.0 million and $3.7 million of maturities of available-for-sale securities, respectively. There were no other-than-temporary impairments of available-for-sale securities during the thirteen weeks ended April 30, 2016 and May 2, 2015.

Expected maturities of the Company's investments are as follows (in thousands):

April 30, 2016
Due in one year or less	$1,001
Due after one year through five years	—
Total investments	$1,001

NOTE 3 — Merchandise Inventories and Sources of Supply

Merchandise inventories consisted of the following (in thousands):

	April 30, 2016	January 30, 2016
Merchandise - in store/eCommerce	$44,538	$31,751
Merchandise - in transit	5,993	10,730
Total merchandise inventories	$50,531	$42,481

There have been no material changes to our ratio of imports to total merchandise purchases or concentration of supplier purchases in the thirteen weeks ended April 30, 2016 compared to the fiscal 2015 year ended January 30, 2016.

NOTE 4 — Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following (in thousands):

Description	April 30, 2016	January 30, 2016
Land	$1,597	$1,597
Corporate office, distribution center and related building improvements	12,624	12,618
Store leasehold improvements	51,506	52,812
Store furniture and fixtures	72,363	74,513
Corporate office and distribution center furniture, fixtures and equipment	4,243	4,356
Computer and point of sale hardware and software	33,847	32,644
Construction in progress	8,655	5,781
Total property, equipment and improvements, gross	184,835	184,321
Less accumulated depreciation and amortization	(124,491)	(125,097)
Total property, equipment and improvements, net	$60,344	$59,224

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In conjunction with an impairment analysis, the Company determined that improvements and equipment at certain under-performing stores and at stores identified for closure were impaired. As a result, the Company recorded approximately $0.2 million and $0 for long-lived asset impairments during the thirteen week periods ended April 30, 2016 and May 2, 2015, respectively.

NOTE 5 — Accrued Liabilities

Accrued liabilities and other current liabilities consisted of the following (in thousands):

	April 30, 2016	January 30, 2016
Gift card and store credit liabilities	$6,058	$8,029
Accrued Friendship Rewards Program loyalty liability	3,990	3,838
Accrued income, sales and other taxes payable	2,753	1,622
Accrued occupancy-related expenses	2,750	3,017
Sales return reserve	1,945	1,309
Other accrued liabilities	5,020	6,755
Total accrued liabilities and other current liabilities	$22,516	$24,570

NOTE 6 — Credit Facility

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

The Credit Facility contains customary events of default and various affirmative and negative covenants. The sole financial covenant contained in the Credit Facility requires the Company to maintain Availability at least equal to the greater of (a) ten percent (10%) of the borrowing base or (b) $3.0 million. In addition, the Credit Facility permits the payment of dividends to the Company's stockholders if certain financial conditions are met. The Company was in compliance with all covenants and other financial provisions as of April 30, 2016.

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

The Company had no revolving credit loan borrowings under the Credit Facility during each of the thirteen week periods ended April 30, 2016, and May 2, 2015. The total Borrowing Base at April 30, 2016 was approximately $43.3 million. As of April 30, 2016, the Company had open on-demand letters of credit of approximately $0.3 million. Accordingly, after reducing the Borrowing Base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the Borrowing Base, the net availability of revolving credit loans under the Credit Facility was approximately $38.7 million at April 30, 2016.

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

The Company and its subsidiaries are subject to U.S. federal income taxes and the income tax obligations of various state and local jurisdictions. The Company is currently under examination by the Internal Revenue Service (“IRS”) for fiscal 2013. Periods after the fiscal 2012 transition period remain subject to examination by the IRS. With few exceptions, the Company is not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2011. As of April 30, 2016, the Company had no other ongoing audits and does not expect the liability for unrecognized tax benefits to significantly increase or decrease in the next twelve months.

In April 2015, the Company settled the IRS examination of the Fiscal 2011 tax year.   The settlement was related to certain issues which the Company had previously reflected net of tax within deferred tax assets.  The settlement did not result in any cash payments nor any impact to tax expense.

Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income.  ASC 740 Income Taxes requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period. Forming a conclusion that a valuation allowance is not needed is difficult when negative evidence such as cumulative losses exists. As a result of management's evaluation in fiscal 2011, a non-cash provision of $10.6 million was recognized to establish a valuation allowance against deferred tax assets as there was insufficient positive evidence to overcome the negative evidence related to the Company's cumulative losses. In the fourth quarter of fiscal 2014, the Company released the vast majority of the valuation allowance based on two consecutive years of profitability, 3 years of cumulative positive earnings achieved in the fourth quarter of fiscal 2014 and the Company’s forecast of continued profitability in fiscal 2015.  A small valuation allowance was retained for state net operating loss carryforwards that may expire before they were utilized.  The release of the valuation allowance resulted in a $41.3 million benefit to the income tax provision in fiscal 2014.

Management continued to monitor the realizability of the deferred tax assets in fiscal 2015. The release of the valuation allowance in fiscal 2014 had assumed the Company would continue to generate future profits. The fiscal 2015 loss had an impact on the expected amount of the 36 month cumulative loss. Although management’s evaluation considered the effects of improved sales trends on future taxable income, estimates such as these are inherently subjective. Without significant positive evidence to overcome the weight of possible future cumulative losses, the Company established a valuation allowance against its deferred tax assets in the fourth quarter of fiscal 2015.  A non-cash provision of $37.5 million was recognized to establish the valuation allowance. A small deferred tax asset was allowed related to certain state tax benefits. As of April 30, 2016, the possibility of future cumulative losses still exists. Accordingly, the Company has continued to maintain a valuation allowance against its net deferred tax assets.

As of April 30, 2016, the Company had federal and state net operating loss carryforwards which will reduce future taxable income. Approximately $29.8 million in net federal tax benefits are available from these loss carryforwards of approximately $85.0 million, and an additional $1.3 million is available in net tax credit carryforwards. Included in the federal net operating loss is approximately $5.3 million of loss generated by deductions related to equity-based compensation, the tax effect of which will be recorded to additional paid-in capital when utilized. The state loss carryforwards will result in net state tax benefits of approximately $2.1 million. The federal net operating loss carryovers will expire in October 2032 and beyond. The state net operating loss carryforwards will expire in November 2016 and beyond. Additionally, the Company has charitable contribution carryforwards that will expire in 2016 and beyond.

NOTE 8 — Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share (“EPS”) shown on the face of the accompanying consolidated statement of operations:

	Thirteen Weeks Ended
	April 30,	May 2,
	2016	2015
Numerator (in thousands):
Net loss attributable to Christopher & Banks Corporation	$(167)	$(1,442)
Denominator (in thousands):
Weighted average common shares outstanding - basic	36,922	36,845
Dilutive shares	—	—
Weighted average common and common equivalent shares outstanding - diluted	36,922	36,845
Net loss per common share:
Basic	$(0.00)	$(0.04)
Diluted	$(0.00)	$(0.04)

Total stock options of approximately 2.2 million and 0.7 million were excluded from the shares used in the computation of diluted earnings per share for the thirteen week periods ended April 30, 2016 and May 2, 2015, as they were anti-dilutive.

NOTE 9 — Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are categorized using defined hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair value measurements, as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities

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

Assets that are Measured at Fair Value on a Recurring Basis:

The following tables provide information by level for the Company's available-for-sale securities that were measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements
As of April 30, 2016:		Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Short-term investments:
Corporate bonds	1,001	—	1,001	—
Total assets	$1,001	$—	$1,001	$—

		Fair Value Measurements
As of January 30, 2016:		Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Short-term investments:
Corporate bonds	2,810	—	2,810	—
Municipal bonds	205	—	205	—
Total assets	$3,015	$—	$3,015	$—

As of April 30, 2016, the Company’s available-for-sale securities were valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets in which there were fewer transactions. There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the thirteen week periods ended April 30, 2016, and May 2, 2015. Consistent with Company policy, transfers into levels and transfers out of levels are recognized on the date of the event or when a change in circumstances causes a transfer.

Assets that are Measured at Fair Value on a Non-recurring Basis:

The following table summarizes certain information for non-financial assets for the thirteen weeks ended April 30, 2016 and the fiscal year ended January 30, 2016, that are measured at fair value on a non-recurring basis in periods subsequent to an initial recognition period.  The Company places amounts into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Thirteen Weeks Ended	Fiscal Year Ended
Long-Lived Assets Held and Used (in thousands):	April 30, 2016	January 30, 2016
Carrying value	$168	$356
Fair value measured using Level 3 inputs	$0	$75
Impairment charge	$168	$281

All of the fair value measurements included in the table above were based on significant unobservable inputs (Level 3). The Company determines fair value for measuring assets on a non-recurring basis using a discounted cash flow approach as discussed in Note 1, Nature of Business and Significant Accounting Policies in our Form 10-K for the year ended January 30, 2016. In determining future cash flows, the Company uses its best estimate of future operating results, which requires the use of significant estimates and assumptions, including estimated sales, merchandise margin and expense levels, and the selection of an appropriate discount rate; therefore, differences in the estimates or assumptions could produce significantly different results. General economic uncertainty impacting the retail industry and continuation of recent trends in company performance makes it reasonably possible that additional long-lived asset impairments could be identified and recorded in future periods.

The fair value measurement of the long-lived assets encompasses the following significant unobservable inputs:

	Range
Unobservable Inputs	Fiscal 2016	Fiscal 2015
Weighted Average Cost of Capital (WACC)	15%	15%
Annual sales growth	0% to 11.4%	0% to 3.5%

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

NOTE 11 — Segment Reporting

In the table below, the Retail Operations includes activity generated by the Company’s retail store locations (Missy Petite Women ("MPW"), outlet stores, Christopher & Banks, and C.J. Banks) as well as the eCommerce business. Retail Operations only includes net sales, merchandise gross margin and direct store expenses with no allocation of corporate overhead as that is the information used by the chief operating decision maker to evaluate performance and to allocate resources.  The Corporate/Administrative balances include supporting administrative activity at the corporate office and distribution center facility and are included to reconcile the amounts to the condensed consolidated financial statements.

For the thirteen week period ended April 30, 2016, long-lived assets with a carrying amount of $0.2 million were written down to their fair value of $0 resulting in an impairment charge of $0.2 million. No impairment charge was recorded for the thirteen week period ended May 2, 2015. The impairment costs for the thirteen week period ended April 30, 2016 related to store-level asset impairment charges are included in the operating income for the Retail Operations segment.

Business Segment Information

(in thousands)

	Retail	Corporate/
	Operations	Administrative	Consolidated
Thirteen Weeks Ended April 30, 2016
Net sales	$100,033	$—	$100,033
Depreciation and amortization	2,386	636	3,022
Operating income (loss)	15,642	(16,597)	(955)
Total assets	117,103	37,910	155,013

Thirteen Weeks Ended May 2, 2015
Net sales	$91,621	$—	$91,621
Depreciation and amortization	2,100	616	2,716
Operating income (loss)	11,573	(14,069)	(2,496)
Total assets	112,274	83,162	195,436

klkl

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 and our unaudited Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Quarterly Report on Form 10-Q. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude.

Executive Overview

We are a national specialty retailer featuring exclusively-designed, privately-branded women’s apparel and accessories. We offer our customer an assortment of unique, classic and versatile clothing that fits her everyday needs at a good value.

We operate an integrated, omni-channel platform that provides our customer the ability to shop when and where she wants, including online or at retail and outlet stores. This approach allows our customers to browse, purchase, return, or exchange our merchandise through the channel that is optimal for her.

As of April 30, 2016, we operated 512 stores in 45 states, including 317 Missy, Petite, Women ("MPW") stores, 81 outlet stores, 59 Christopher & Banks ("CB") stores, and 55 C.J. Banks ("CJ") stores. Our CB brand offers unique fashions and accessories featuring exclusively designed assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P. Our CJ brand offers similar assortments of women’s apparel in sizes 14W to 26W. Our MPW format and outlet stores offer a merchandise assortment of both CB and CJ brands in all three size ranges resulting in greater opportunity to service our customers and increase productivity.

Update on our Fiscal 2016 Strategic Priorities

In fiscal 2016, we intend to continue our efforts to provide our customers with experiences that make her look and feel her best.

Our strategy includes three key initiatives:

•	Bring the “special” back to our specialty stores
•	Increase brand awareness and drive customer engagement
•	Leverage our omni-channel capabilities

Bring the “Special” Back to Our Specialty Stores

We are committed to ensuring we consistently meet our customers’ needs with differentiated styles that fit her lifestyle. We intend to increase the breadth of our fashion offerings and ensure frequent newness to encourage repeat visits and increased spend.  We also will continue our focus on expanding on our new categories to augment her wardrobe needs.

Our focus remains on cultivating and delivering a true “specialty” shopping experience through exceptional customer service and inspirational merchandising presentations. We have a highly loyal customer base largely attributable to our shopping environment and our engaged, knowledgeable store associates. Our associates have long-term relationships with our customers and understand their preferences to assist them in selecting styles that makes them look and feel their best. We believe this genuine service focus is a competitive advantage and is a key component of our omni-channel initiative.

In the first quarter of fiscal 2016, we completed changes to our in-store merchandise presentation and related visual elements to assist customers of all sizes more easily find the product they seek. Leveraging our retail analytic capabilities, we are also working to optimize the depth of our product assortments, with the goal of improving merchandise availability to enable a more localized merchandise assortment by tailoring our offerings by market type and customer size.

Increase Brand Awareness and Drive Engagement

We have a very loyal customer base that is highly engaged. As such, we intend to continue to leverage our direct and digital marketing channels to encourage our customer to shop more frequently and increase her spend with us. During the fiscal year, we also will be focused on increasing our brand awareness in order to acquire new customers.  We intend to increase marketing spend to build the brand through refreshing our creative brand, look and feel, and by expanding our marketing mix during the latter part of the year.

We continue to be focused on maximizing the benefits of our customer relationship management ("CRM") system database and Friendship Rewards Loyalty Program (“Friendship Rewards”) to strengthen our engagement with our customers.

In the first quarter of fiscal 2016, we launched our redesigned Friendship Rewards loyalty program to further strengthen our customer retention by rewarding her for shopping more frequently and incenting her to earn more rewards. The more personalized reward system is differentiated by level of purchase activity and provides enhanced benefits as customers achieve the next reward level. Our loyalty program, in conjunction with our CRM system, will enable us to personalize communications and customize our offers.

Leverage Our Omni-Channel Capabilities

We continue to make significant investments in the development of our integrated, omni-channel strategy which is designed to provide customers a seamless retail experience together with the ability to shop when and where they want, including retail stores, outlet stores, online and mobile. Our omni-channel investments will enable us to address multiple customer touch points to drive spend and build brand affinity by providing a holistic view of our customer and our merchandise assortment and depth.

In the first quarter of fiscal 2016, we continued our efforts to implement technology to support these omni-channel capabilities. In the second quarter of fiscal 2016, we launched our redesigned eCommerce website to serve as a valuable tool for our customers and to provide improved visual presentation, additional site navigation tools, and a simplified check out process. In addition, we have begun a roll-out of new point-of-sale hardware at all store locations that we expect to complete in the second half of this year.

Performance Measures

Management evaluates our financial results based on the following key measures of performance:

Comparable sales

Comparable sales is a measure that highlights the performance of our store channel and ecommerce channel sales by measuring the changes in sales over the comparable, prior-year period of equivalent length.

Our comparable sales calculation includes merchandise sales for:

•	Stores operating for at least 13 full months;
•	Stores relocated within the same mall; and
•	eCommerce sales.

Our comparable sales calculation excludes:

•	Stores converted to the MPW format for 13 full months post conversion; and

•	Stores remodeled or relocated with square footage changes exceeding 25 percent for 13 full months post change.

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

As we continue to execute our MPW format conversions as part of our strategic initiatives, we have made changes to the base store populations that comprise comparable stores, as illustrated in the table below:

	April 30, 2016			May 2, 2015
Stores by Format	Total Store Count	Comparable Sales Stores	% of Comparable Sales Stores	Total Store Count	Comparable Sales Stores	% of Comparable Sales Stores
MPW	317	216	68%	304	69	23%
Outlet	81	49	60%	51	31	61%
Christopher and Banks	59	59	100%	88	88	100%
C.J. Banks	55	55	100%	75	75	100%
Total Stores	512	379	74%	518	263	51%

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

Operating income

Operating income measures our ability to effectively manage operating costs relative to changes in sales volume. The key components of operating income include net sales, merchandise, buying and occupancy costs, selling, general, and administrative expenses and depreciation and amortization expenses.

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

Critical Accounting Policies and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements and related notes, which have been prepared in accordance with generally accepted accounting principles used in the United States. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during a reporting period. Management bases its estimates on historical experience and various other assumptions that we believe to be reasonable. As a result, actual results could differ because of the use of these estimates and assumptions.

Our critical accounting policies can be found in Note 1 - Nature of Business and Significant Accounting Policies, to the condensed consolidated financial statements contained in Item 8 of our Annual Report on Form 10-K. There have been no significant changes to our critical accounting policies or estimates in the first quarter of fiscal 2016.

Results of Operations

The following table presents selected consolidated financial data for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015:

	Thirteen Weeks Ended
(dollars in thousands)	April 30, 2016	May 2, 2015
Net sales	$100,033	$91,621
Merchandise, buying and occupancy costs	62,321	59,412
Gross profit	37,712	32,209
Other operating expenses:
Selling, general and administrative	35,477	31,989
Depreciation and amortization	3,022	2,716
Impairment of store assets	168	—
Total other operating expenses	38,667	34,705
Operating loss	(955)	(2,496)
Interest expense, net	(39)	(7)
Other income	911	—
Loss before income taxes	(83)	(2,503)
Income tax provision (benefit)	84	(1,061)
Net loss	$(167)	$(1,442)

	Thirteen Weeks Ended
Rate trends as a percentage of net sales	April 30, 2016	May 2, 2015
Gross margin	37.7%	35.2%
Selling, general, and administrative	35.5%	34.9%
Depreciation and amortization	3.0%	3.0%
Operating loss	(1.0)%	(2.7)%

First Quarter Fiscal 2016 Summary

•	Comparable sales increased 6.0 percent compared to a 11.7 percent decrease in the same period last year;
•	eCommerce sales increased 36.7 percent compared to the same period last year, contributing approximately 5.0 percentage points to comparable sales growth;
•	Sales per store increased 6.9% and sales per square foot improved 4.0% compared to the same period last year;
•	Net loss aggregated to $0.2 million, a $0.00 loss per share, compared to a net loss of $1.4 million, or a $0.04 loss per share, for the prior year period;

•

Operating cash flow used in the first quarter of fiscal 2016 totaled $5.1 million, a $4.1 million cash consumption decrease, compared to operating cash flow used in the first quarter of fiscal 2015 of $9.2 million; and

•	As of April 30, 2016, we held $26.7 million of cash, cash equivalents, and investments, compared to $38.2 million as of May 2, 2015

Net Sales

	Thirteen Weeks Ended
Net sales (in thousands):	April 30, 2016	May 2, 2015	% Change
Net sales	$100,033	$91,621	9.2%

The components of the 9.2% net sales increase in the first quarter fiscal 2016 compared to the first quarter of fiscal 2015 were as follows:

Thirteen Weeks Ended
Sales driver change components	April 30, 2016
Number of transactions	1.7%
Units per transaction	2.9%
Average unit retail	3.8%
Other	0.8%
Total sales driver change increase	9.2%

Thirteen Weeks Ended
Comparable sales	April 30, 2016
Comparable sales	6.0%

To supplement our comparable sales measure, we also monitor changes in other store sales metrics as illustrated in the table below:

Thirteen Weeks Ended
Store metrics	April 30, 2016
Net sales per store % change	6.9%
Net sales per square foot % change	4.0%

Sales increased in the first quarter of fiscal 2016 compared to fiscal 2015 primarily due to a balanced merchandise assortment, including depth in key merchandise categories, effective merchandise promotions, and compelling visual presentations. The increases in units per transaction and average unit retail were relatively broad across our merchandise categories. This sales increase was partly dampened by the aggregate effects of general market weakness in women’s apparel, a broad decline in mall traffic, and unseasonable weather patterns in certain regions. Average store count in the first quarter of fiscal 2016 was 516 stores compared to an average store count of 518 stores in the first quarter of fiscal 2015, a 0.4% decrease.

In the first quarter of fiscal 2015, sales were negatively impacted by labor issues at West Coast ports which caused a disruption to our merchandise flow in late fiscal 2014 through the first part of fiscal 2015.

Store count, openings, closings, and square footage for our stores were as follows:

	Store Count						Square Footage (1)
	January 30,			MPW	April 30,	Avg Store	April 30,	January 30,
Stores by Format	2016	Open	Close	Conversions	2016	Count	2016	2016
MPW	314	1	(1)	3	317	315	1,211	1,193
Outlet	77	4	—	—	81	79	326	311
Christopher and Banks	67	—	(5)	(3)	59	64	195	221
C.J. Banks	60	—	(2)	(3)	55	58	197	214
Total Stores	518	5	(8)	(3)	512	516	1,929	1,939

(1)	Square footage presented in thousands

Gross Profit

	Thirteen Weeks Ended
Gross profit	April 30, 2016	May 2, 2015	Change
Gross profit	$37,712	$32,209	$5,503
Gross margin rate as a percentage of net sales	37.7%	35.2%	2.5%

To supplement our gross profit analysis, we also monitor changes in other store profit metrics as illustrated in the table below:

Thirteen Weeks Ended
Store metrics	April 30, 2016
Gross profit per store % change	12.8%
Gross profit per square foot % change	9.8%

Gross margin rate increased 255 basis points primarily due to higher merchandise margins and the effects of sales leverage on occupancy expenses partly offset by higher eCommerce transitional costs associated with temporarily running dual platforms. Merchandise margin improvement is attributable to the benefit of improved initial mark-ups and disciplined inventory management resulting in a decrease in markdowns.

Selling, General, and Administrative (“SG&A”) Expenses

	Thirteen Weeks Ended
Selling, general, and administrative	April 30, 2016	May 2, 2015	Change
Selling, general, and administrative	$35,477	$31,989	$3,488
SG&A rate as a percentage of net sales	35.5%	34.9%	0.6%

SG&A expenses increased in the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015 primarily due to increased legal and other professional advisory fees of $1.5 million in connection with shareholder activism, higher eCommerce operational and transition costs of $0.9 million, including a one-time expense to exit the current eCommerce platform of $0.4 million, higher medical costs of $0.6 million, and incremental marketing expense of $0.5 million. The SG&A rate increased 55 basis points mainly due to increased SG&A spend, offset, in part, by improved sales leverage.

Depreciation and Amortization (“D&A”)

	Thirteen Weeks Ended
Depreciation and amortization	April 30, 2016	May 2, 2015	Change
Depreciation and amortization	$3,022	$2,716	$306
D&A rate as a percentage of net sales	3.0%	3.0%	0.0%

Depreciation and amortization expense increased primarily due to the effects of new stores, MPW store conversions, and the deployment of technology solutions, including new omni-channel capabilities.

Impairment of Store Assets

	Thirteen Weeks Ended
Impairment of Store Assets	April 30, 2016	May 2, 2015	Change
Impairment of Store Assets	$168	$—	$168

We recorded non-cash impairment charges related to long-lived assets held at a small number of store locations.

Operating Loss

	Thirteen Weeks Ended
Operating loss	April 30, 2016	May 2, 2015	Change
Operating loss	$(955)	$(2,496)	$1,541
Operating loss rate as a percentage of net sales	(1.0)%	(2.7)%	1.7%

Our operating loss decrease in the first quarter of fiscal 2016 compared to our operating loss in the same period last year is primarily due to a net sales increase of 9.2% and a gross margin rate increase of 255 basis points partly offset by higher SG&A expenses of $3.5 million attributable to higher legal and advisory fees, increased medical costs, higher eCommerce operational and transition costs and incremental marketing expenses.

Interest expense, net

	Thirteen Weeks Ended
Interest expense, net	April 30, 2016		May 2, 2015		Change
Interest expense, net	$(39)		$(7)		$(32)
Interest expense, net rate as a percentage of net sales	*	%	*	%	*	%

*Calculated results not meaningful

The change in interest expense, net is not material.

Other income

	Thirteen Weeks Ended
Other income	April 30, 2016	May 2, 2015	Change
Other income	$911	$—	$911
Other income rate as a percentage of net sales	0.9%	0.0%	0.9%

Other income in the first quarter of fiscal 2016 reflects the receipt of proceeds from company-owned life insurance.

Income Tax Provision

	Thirteen Weeks Ended
Income tax provision (benefit)	April 30, 2016	May 2, 2015	Change
Income tax provision (benefit)	$84	$(1,061)	$1,145
Income tax rate as a percentage of net sales	0.1%	(1.2)%	1.3%

We recorded income tax expense of approximately $0.1 million, with an effective tax rate of 102.2% for the thirteen weeks ended April 30, 2016. For the thirteen weeks ended May 2, 2015, we recorded an income tax benefit of approximately $1.1 million with an effective tax rate of  42.4%. The increase in the effective tax rate reflects the impact of the valuation allowance on our deferred tax assets as well as the impact of permanent differences and state income taxes.

Net earnings

	Thirteen Weeks Ended
Net loss	April 30, 2016	May 2, 2015	Change
Net loss	$(167)	$(1,442)	$1,275
Net loss rate as a percentage of net sales	(0.2)%	(1.6)%	1.4%

Our net loss decrease in the first quarter of fiscal 2016 compared to our operating loss in the same period last year is primarily due to a net sales increase of 9.2%, a gross margin rate increase of 255 basis points, and the receipt of company-owned life insurance proceeds partly offset by higher SG&A and other operational expenses and the absence of an income tax benefit.

Second Quarter 2016 Outlook

We expect second quarter net sales of between $92.0 million and $96.0 million, compared to $94.0 million in the second quarter of fiscal 2015 mainly attributable to industry-wide deceleration in store traffic.

In the second quarter of fiscal 2016, we expect gross margin to be 100 to 220 basis points higher than last year's second quarter gross margin of 32.9%, driven primarily by higher merchandise margins potentially offset by the effects of deleverage at the low end of the second quarter sales range.

We expect SG&A dollars to be between $32.0 million and $33.0 million, compared to $29.6 million of SG&A expense in the second quarter last year. The expected SG&A increase is attributable to $1.9 million in higher incentive compensation due to an expected incentive accrual of $1.0 million in the second quarter compared to an incentive accrual reversal of $0.9 million in the same period last year. The remainder of the SG&A increase includes $0.7 million in incremental marketing expense, including reinstating a direct mail campaign in July and incremental investment in our branding initiative, and $0.5 million of transitional costs associated with the new ecommerce platform offset in part by lower professional fees.

We expect depreciation and amortization to be approximately $3.2 million compared to $2.9 million in the second quarter of last year.

We expect in-store inventory per square foot, excluding eCommerce inventory, to be relatively flat compared to the end of the second quarter of fiscal 2015.

During the second quarter, we anticipate closing 1 CB store and 4 MPW stores. We also plan to convert 1 CB store and 1 CJ store into 1 MPW store. Through the remainder of fiscal 2016, we expect the pace of conversions will be slowing down based on a lower number of upcoming lease expirations.

We plan on opening 2 outlet stores and 1 MPW store during the second quarter. The average square footage is expected to be approximately flat year over year.

2016 Outlook

We expect to open 6 new outlet stores and 3 new MPW stores. We expect a small number of store closings and conversions during the remainder of the fiscal year.

At the end of fiscal 2016, we have approximately 56 CB and CJ coterminous leases expiring, which are targeted for either being collapsed and combined or combined through relocation.

Average square footage for the year is expected to be down approximately 1% as compared to fiscal 2015.

We expect capital expenditures for the year to be between $12.5 and $13.0 million, representing investments in new stores, as well as expenditures associated with completing the technology aspect of our customer first initiative and increased spending on merchandising applications.

We expect our taxes for the year to be nominal and to represent minimum taxes and fees.

Liquidity and Capital Resources

Cash flow and liquidity

Summary

We expect to operate our business and execute our strategic initiatives principally with funds generated from operations and, if necessary, from our amended and restated credit agreement (the “Credit Facility”) with Wells Fargo Bank N.A (“Wells Fargo”), subject to compliance with the financial covenant and the other terms of the Credit Facility. Cash flow from operations has historically been sufficient to provide for our uses of cash.

The following table summarizes our cash and cash equivalents and investments as of the end of the first quarter of fiscal 2016 and the end of fiscal 2015:

(in thousands)	April 30, 2016	January 30, 2016
Cash and cash equivalents	$25,703	$31,506
Short-term investments	1,001	3,015
Long-term investments	—	—
Total cash, cash equivalents and investments	$26,704	$34,521

The $7.8 million decrease in cash and cash equivalents and investments is mainly attributable to our investments in new stores, MPW conversions and omni-channel capabilities, in addition to higher advisory fees in connection with shareholder activism.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the first quarter of fiscal 2016 compared to the first quarter of 2015:

	Thirteen Weeks Ended
(in thousands)	April 30, 2016	May 2, 2015
Net cash used in operating activities	$(5,051)	$(9,245)
Net cash used in investing activities	(729)	(4,078)
Net cash used in financing activities	(23)	(24)
Net decrease in cash and cash equivalents	$(5,803)	$(13,347)

Operating Activities

The decrease in cash used in operating activities in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 was primarily due to changes in working capital, a decrease in net loss for the 13-week period, and other non-cash gains. The changes in working capital primarily reflected the timing of payables partly offset by increased inventory levels to support sales growth.

Investing Activities

The decrease in cash used in investing activities in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 was mainly attributable to a deceleration in the pace of investments in new stores and MPW conversions. Capital expenditures for the first quarter of fiscal 2016 were approximately $3.6 million, which reflected investments in new stores and in technology associated with our Customer First initiative.

Financing Activities

Financing activities in the first quarters of fiscal 2016 and 2015 were limited to a small number of shares redeemed by employees to satisfy payroll tax obligations.

We did not pay any dividends in the first quarter of fiscal 2016.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, investments and our Credit Facility are our most significant sources of liquidity. We believe that our sources of liquidity will be sufficient to sustain operations and to finance anticipated capital investments and strategic initiatives over the next twelve months. However, in the event our liquidity is not sufficient to meet our operating needs, we may be required to limit our spending. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our Credit Facility or obtain additional financing, if necessary, on favorable terms.

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

The Company had no revolving credit loan borrowings under the Credit Facility during each of the thirteen week periods ended April 30, 2016, and May 2, 2015. The total Borrowing Base at April 30, 2016, was approximately $43.3 million. As of April 30, 2016, the Company had open on-demand letters of credit of approximately $0.3 million. Accordingly, after reducing the Borrowing Base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the Borrowing Base, the net availability of revolving credit loans under the Credit Facility was approximately $38.7 million at April 30, 2016.

See Note 6 - Credit Facility for additional details regarding our Credit Facility, including a description of the sole financial covenant, with which we were in compliance as of April 30, 2016.

Sourcing

There have been no material changes to our ratio of imports to total merchandise purchases or concentration of supplier purchases in the thirteen weeks ended April 30, 2016 compared to the fiscal 2015 year ended January 30, 2016.

Quarterly Results and Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, consumer confidence, customer response to our seasonal merchandise mix, timing of new store openings, adverse weather conditions, and shifts in the timing of certain holidays and shifts in the timing of promotional events.

Inflation

We do not believe that inflation had a material effect on our results of operations for the first quarter of fiscal 2016.

Forward-Looking Statements

We may make forward-looking statements reflecting our current views with respect to future events and financial performance.  These forward-looking statements, which may be included in reports filed under the Exchange Act, in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A – Risk Factors of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, which could cause actual results to differ materially from historical results or those anticipated.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, we wish to advise readers that the factors listed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, as well as other factors, could affect our performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed in the quarterly report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to, and management of our market risks, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016. There have been no material changes to our exposure to, and management of our market risks in the thirteen weeks ended April 30, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

The Company carried out an evaluation as of the end of the period covered by this report (the “Evaluation Date”), under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of April 30, 2016.

Changes in Internal Controls

There were no significant changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the Evaluation Date. Furthermore, there was no change in our internal control over financial reporting during the quarter ended April 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information discussed in this report, the risk factors described in Part I, Item 1A. Risk Factors in our 2015 Annual Report on Form 10-K for the fiscal period ended January 30, 2016, should be considered as they could materially affect our business, financial condition or future results. There have not been any material changes with respect to the risks described in our 2015 Form 10-K, but these are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning purchases of our common stock for the quarter ended April 30, 2016:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid per Share	Programs	Programs
1/31/16 - 2/27/16	—	$—	—	$—
2/28/16 - 4/2/16	9,783	2.35	—	—
10/4/15 - 10/31/15	—	—	—	—
Total	9,783		—	—

(1)

The shares of common stock in this column represent shares surrendered to us by stock plan participants in order to satisfy minimum withholding tax obligations related to the vesting of restricted stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit	Description
10.1**

Form of Severance Agreement between Christopher & Banks Corporation and certain of its Executive Officers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 18, 2016)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*

Financial statements from the Quarterly Report on Form 10-Q of Christopher & Banks Corporation for the fiscal quarter ended April 30, 2016, formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements

*   Filed with this report

** Management agreement or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated: June 9, 2016	By:	/s/ LuAnn Via
LuAnn Via
President and Chief Executive Officer
(Principal Executive Officer)

Dated: June 9, 2016	By:	/s/ Peter G. Michielutti
Peter G. Michielutti
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)