Form 10-Q
period 2016-07-30
CHRISTOPHER & BANKS CORP
filed 2016-09-01
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  YES ☒  NO
As of August 26, 2016 there were 37,239,844 shares of the registrant's common stock outstanding.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 30, 2016	January 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,091	$31,506
Short-term investments	—	3,015
Accounts receivable	3,965	4,067
Merchandise inventories	50,052	42,481
Prepaid expenses and other current assets	9,591	9,059
Income taxes receivable	601	513
Total current assets	92,300	90,641
Property, equipment and improvements, net	58,660	59,224
Other non-current assets:
Deferred income taxes	383	393
Other assets	532	632
Total other non-current assets	915	1,025
Total assets	$151,875	$150,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,049	$16,645
Accrued salaries, wages and related expenses	4,870	2,845
Accrued liabilities and other current liabilities	22,936	24,570
Total current liabilities	49,855	44,060
Non-current liabilities:
Deferred lease incentives	9,636	9,880
Deferred rent obligations	6,276	7,241
Other non-current liabilities	1,368	1,301
Total non-current liabilities	17,280	18,422

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 47,027 and 46,870 shares issued, and 37,236 and 37,079 shares outstanding at July 30, 2016 and January 30, 2016, respectively	469	468
Additional paid-in capital	126,233	125,851
Retained earnings	70,749	74,800
Common stock held in treasury, 9,791 shares at cost at July 30, 2016 and January 30, 2016	(112,711)	(112,711)
Total stockholders’ equity	84,740	88,408
Total liabilities and stockholders’ equity	$151,875	$150,890

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015

Net sales	$89,923	$93,997	$189,957	$185,618
Merchandise, buying and occupancy costs	59,774	63,061	122,096	122,473
Gross profit	30,149	30,936	67,861	63,145
Other operating expenses:
Selling, general and administrative	30,626	29,630	66,103	61,619
Depreciation and amortization	2,974	2,901	5,996	5,617
Impairment of store assets	309	115	476	115
Total other operating expenses	33,909	32,646	72,575	67,351
Operating loss	(3,760)	(1,710)	(4,714)	(4,206)
Interest expense, net	(42)	(33)	(82)	(40)
Other income	—	—	911	—
Loss before income taxes	(3,802)	(1,743)	(3,885)	(4,246)
Income tax provision (benefit)	82	(1,033)	167	(2,094)
Net loss	$(3,884)	$(710)	$(4,052)	$(2,152)

Basic loss per share:
Net loss	$(0.11)	$(0.02)	$(0.11)	$(0.06)
Basic shares outstanding	36,981	36,871	36,953	36,860

Diluted loss per share:
Net loss	$(0.11)	$(0.02)	$(0.11)	$(0.06)
Diluted shares outstanding	36,981	36,871	36,953	36,860

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015

Net loss	$(3,884)	$(710)	$(4,052)	$(2,152)
Other comprehensive income, net of tax:
Unrealized holding (losses) gains on securities arising during the period, net of taxes of $0, $(1), $0 and $2 for the thirteen and twenty-six week periods ending July 30, 2016 and August 1, 2015, respectively	—	(1)	—	2
Comprehensive loss	$(3,884)	$(711)	$(4,052)	$(2,150)

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015
Cash flows from operating activities:
Net loss	$(4,052)	$(2,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,996	5,617
Impairment of store assets	476	115
Deferred income taxes, net	11	(1,888)
Gain on investments, net	(911)	(1)
Amortization of premium on investments	10	24
Amortization of financing costs	31	31
Deferred lease-related liabilities	(381)	2,696
Stock-based compensation expense	406	1,071
Loss on disposal of assets	1	—
Changes in operating assets and liabilities:
Accounts receivable	102	(1,919)
Merchandise inventories	(7,571)	(5,582)
Prepaid expenses and other assets	(463)	(3,414)
Income taxes receivable	(88)	163
Accounts payable	5,547	5,135
Accrued liabilities	260	(2,980)
Other liabilities	106	(148)
Net cash used in operating activities	(520)	(3,232)
Cash flows from investing activities:
Purchases of property, equipment and improvements	(6,788)	(17,514)
Proceeds from company-owned life insurance	911	—
Maturities of available-for-sale investments	3,005	7,108
Net cash used in investing activities	(2,872)	(10,406)
Cash flows from financing activities:
Shares redeemed for payroll taxes	(23)	(26)
Net cash used in financing activities	(23)	(26)
Net decrease in cash and cash equivalents	(3,415)	(13,664)
Cash and cash equivalents at beginning of period	31,506	37,245
Cash and cash equivalents at end of period	$28,091	$23,581
Supplemental cash flow information:
Interest paid	$95	$73
Income taxes paid (refunded)	$102	$(257)
Accrued purchases of equipment and improvements	$226	$975

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

The results of operations for the interim period shown in this report are not necessarily indicative of results to be expected for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal adjustments, except as otherwise stated in these notes, considered necessary to present fairly our financial position, results of operations, and cash flows as of July 30, 2016, and August 1, 2015 and for all periods presented.

Recently issued accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance under Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition requirements and provides a new comprehensive revenue recognition model that requires entities to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year. As a result, ASU 2014-09 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. The adoption will include updates as provided under ASU No. 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU No. 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing; and ASU No. 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients. Adoption is allowed by either the full retrospective or modified retrospective approach. The Company is currently evaluating which approach it will apply and the potential impact on our condensed consolidated financial statements.

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

NOTE 2 — Investments

No investments were held by the Company as of July 30, 2016.

Investment as of January 30, 2016, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$2,810	$1	$(1)	$2,810
Municipal bonds	205	—	—	205
Total investments	$3,015	$1	$(1)	$3,015

During the twenty-six weeks ended July 30, 2016 and August 1, 2015, there were no purchases of available-for-sale securities. During the twenty-six weeks ended July 30, 2016 and August 1, 2015, there were approximately $3.0 million and $7.1 million of maturities of available-for-sale securities, respectively. There were no other-than-temporary impairments of available-for-sale securities during the twenty-six weeks ended July 30, 2016 and August 1, 2015.

NOTE 3 — Merchandise Inventories and Sources of Supply

Merchandise inventories consisted of the following (in thousands):

	July 30, 2016	January 30, 2016
Merchandise - in store/eCommerce	$38,690	$31,751
Merchandise - in transit	11,362	10,730
Total merchandise inventories	$50,052	$42,481

There have been no material changes to our ratio of imports to total merchandise purchases or concentration of supplier purchases in the twenty-six weeks ended July 30, 2016 compared to the fiscal 2015 year ended January 30, 2016.

NOTE 4 — Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following (in thousands):

Description	July 30, 2016	January 30, 2016
Land	$1,597	$1,597
Corporate office, distribution center and related building improvements	12,627	12,618
Store leasehold improvements	51,113	52,812
Store furniture and fixtures	71,866	74,513
Corporate office and distribution center furniture, fixtures and equipment	4,262	4,356
Computer and point of sale hardware and software	34,765	32,644
Construction in progress	4,424	5,781
Total property, equipment and improvements, gross	180,654	184,321
Less accumulated depreciation and amortization	(121,994)	(125,097)
Total property, equipment and improvements, net	$58,660	$59,224

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In conjunction with an impairment analysis, the Company determined that improvements and equipment at certain under-performing stores and at stores identified for closure were impaired. As a result, the Company recorded approximately $0.3 million and $0.1 million for long-lived asset impairments during the thirteen week periods ended July 30, 2016 and August 1, 2015, respectively. The Company recorded approximately $0.5 million and $0.1 million for long-lived asset impairments during the twenty-six week periods ended July 30, 2016 and August 1, 2015, respectively.

NOTE 5 — Accrued Liabilities

Accrued liabilities and other current liabilities consisted of the following (in thousands):

	July 30, 2016	January 30, 2016
Gift card and store credit liabilities	$5,351	$8,029
Accrued Friendship Rewards Program loyalty liability	3,772	3,838
Accrued income, sales and other taxes payable	2,003	1,622
Accrued occupancy-related expenses	3,758	3,017
Sales return reserve	1,110	1,309
eCommerce operations	3,379	1,162
Other accrued liabilities	3,563	5,593
Total accrued liabilities and other current liabilities	$22,936	$24,570

NOTE 6 — Credit Facility

The Company is party to an amended and restated credit agreement (the "Credit Facility") with Wells Fargo Bank, N.A. (“Wells Fargo”), as lender.  The Credit Facility was most recently amended and extended on September 8, 2014. The current expiration date is September 8, 2019.

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

The Credit Facility contains customary events of default and various affirmative and negative covenants. The sole financial covenant contained in the Credit Facility requires the Company to maintain Availability at least equal to the greater of (a) ten percent (10%) of the borrowing base or (b) $3.0 million. In addition, the Credit Facility permits the payment of dividends to the Company's stockholders if certain financial conditions are met. The Company was in compliance with all covenants and other financial provisions as of July 30, 2016.

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

The Company had no revolving credit loan borrowings under the Credit Facility during each of the twenty-six week periods ended July 30, 2016, and August 1, 2015. The total Borrowing Base at July 30, 2016 was approximately $41.4 million. As of July 30, 2016, the Company had open on-demand letters of credit of approximately $0.3 million. Accordingly, after reducing the Borrowing Base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the Borrowing Base, the net availability of revolving credit loans under the Credit Facility was approximately $37.0 million at July 30, 2016.

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

Periods after the fiscal 2012 transition period currently remain subject to examination by the IRS. With few exceptions, the Company is not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2011. As of July 30, 2016, the Company had no other ongoing audits and does not expect the liability for unrecognized tax benefits to significantly increase or decrease in the next twelve months.

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

In fiscal 2015, the continuation of net losses prompted management to further consider the realizability of the deferred tax assets. Although management’s evaluation considered the effects of improved sales trends on future taxable income, estimates such as these are inherently subjective. Without significant positive evidence to overcome the weight of possible future cumulative losses, the Company established a valuation allowance against its deferred tax assets in the fourth quarter of fiscal 2015. A non-cash provision of $37.5 million was recognized to establish the valuation allowance. A small deferred tax asset was allowed related to certain state tax benefits. As of July 30, 2016, the possibility of future cumulative losses still exists. Accordingly, the Company has continued to maintain a valuation allowance against its net deferred tax assets; recording the valuation allowance does not have any impact on cash and does not prevent the Company from using the deferred tax assets in future periods when profits are realized.

As of July 30, 2016, the Company had federal and state net operating loss carryforwards which will reduce future taxable income. Approximately $29.8 million in net federal tax benefits are available from these loss carryforwards of approximately $85.0 million, and an additional $1.3 million is available in net tax credit carryforwards. Included in the federal net operating loss is approximately $5.3 million of loss generated by deductions related to equity-based compensation, the tax effect of which will be recorded to additional paid-in capital when utilized. The state loss carryforwards will result in net state tax benefits of approximately $2.1 million. The federal net operating loss carryovers will expire in October 2032 and beyond. The state net operating loss carryforwards will expire in November 2016 and beyond. Additionally, the Company has charitable contribution carryforwards that will expire in 2016 and beyond.

NOTE 8 — Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share (“EPS”) shown on the face of the accompanying consolidated statement of operations:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	August 1,	July 30,	August 1,
	2016	2015	2016	2015
Numerator (in thousands):
Net loss attributable to Christopher & Banks Corporation	$(3,884)	$(710)	$(4,052)	$(2,152)
Denominator (in thousands):
Weighted average common shares outstanding - basic	36,981	36,871	36,953	36,860
Dilutive shares	—	—	—	—
Weighted average common and common equivalent shares outstanding - diluted	36,981	36,871	36,953	36,860
Net loss per common share:
Basic	$(0.11)	$(0.02)	$(0.11)	$(0.06)
Diluted	$(0.11)	$(0.02)	$(0.11)	$(0.06)

Total stock options of approximately 2.2 million and 0.8 million, and 2.4 million and 0.7 million, were excluded from the shares used in the computation of diluted earnings per share for the thirteen week and twenty-six week periods ended July 30, 2016 and August 1, 2015, respectively, as they were anti-dilutive.

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

Assets that are Measured at Fair Value on a Recurring Basis:

No investments were held by the Company as of July 30, 2016. There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the twenty-six week periods ended July 30, 2016, and August 1, 2015. Consistent with Company policy, transfers into levels and transfers out of levels are recognized on the date of the event or when a change in circumstances causes a transfer.

Assets that are Measured at Fair Value on a Non-recurring Basis:

The following table summarizes certain information for non-financial assets for the twenty-six weeks ended July 30, 2016 and the fiscal year ended January 30, 2016, that are measured at fair value on a non-recurring basis in periods subsequent to an initial recognition period.  The Company places amounts into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Twenty-Six Weeks Ended	Fiscal Year Ended
Long-Lived Assets Held and Used (in thousands):	July 30, 2016	January 30, 2016
Carrying value	$567	$356
Fair value measured using Level 3 inputs	$91	$75
Impairment charge	$476	$281

All of the fair value measurements included in the table above were based on significant unobservable inputs (Level 3). The Company determines fair value for measuring assets on a non-recurring basis using a discounted cash flow approach as discussed in Note 1, Nature of Business and Significant Accounting Policies in our Annual Report on Form 10-K for the year ended January 30, 2016. In determining future cash flows, the Company uses its best estimate of future operating results, which requires the use of significant estimates and assumptions, including estimated sales, merchandise margin and expense levels, and the selection of an appropriate discount rate; therefore, differences in the estimates or assumptions could produce significantly different results. General economic uncertainty impacting the retail industry and continuation of recent trends in company performance makes it reasonably possible that additional long-lived asset impairments could be identified and recorded in future periods.

The fair value measurement of the long-lived assets encompasses the following significant unobservable inputs:

	Range
Unobservable Inputs	Fiscal 2016	Fiscal 2015
Weighted Average Cost of Capital (WACC)	15%	15%
Annual sales growth	0% to 2.1%	0% to 8%

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

NOTE 11 — Segment Reporting

In the table below, the Retail Operations includes activity generated by the Company’s retail store locations (Missy Petite Women ("MPW"), outlets, Christopher & Banks, and C.J. Banks) as well as the eCommerce business. Retail Operations only includes net sales, merchandise gross margin and direct store expenses with no allocation of corporate overhead as that is the information used by the chief operating decision maker to evaluate performance and to allocate resources. The Corporate/Administrative balances include supporting administrative activity at the corporate office and distribution center facility and are included to reconcile the amounts to the condensed consolidated financial statements.

Business Segment Information
(in thousands)

	Retail	Corporate/
	Operations	Administrative	Consolidated
Thirteen Weeks Ended July 30, 2016
Net sales	$89,923	$—	$89,923
Depreciation and amortization	2,360	614	2,974
Impairment of store assets	309	—	309
Operating income (loss)	7,878	(11,638)	(3,760)

Thirteen Weeks Ended August 1, 2015
Net sales	$93,997	$—	$93,997
Depreciation and amortization	2,292	609	2,901
Impairment of store assets	115	—	115
Operating income (loss)	9,053	(10,763)	(1,710)

Twenty-Six Weeks Ended July 30, 2016
Net sales	$189,957	$—	$189,957
Depreciation and amortization	4,746	1,250	5,996
Impairment of store assets	476	—	476
Operating income (loss)	23,520	(28,234)	(4,714)
Total assets	105,274	46,601	151,875

Twenty-Six Weeks Ended August 1, 2015
Net sales	$185,618	$—	$185,618
Depreciation and amortization	4,392	1,225	5,617
Impairment of store assets	115	—	115
Operating income (loss)	20,448	(24,654)	(4,206)
Total assets	118,960	80,909	199,869

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

As of July 30, 2016, we operated 506 stores in 45 states, including 315 Missy, Petite, Women ("MPW") stores, 83 outlet stores, 55 Christopher & Banks ("CB") stores, and 53 C.J. Banks ("CJ") stores. Our CB brand offers unique fashions and accessories featuring exclusively designed assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P. Our CJ brand offers similar assortments of women’s apparel in sizes 14W to 26W.

We continue to evaluate the benefits of converting the remaining CB stores and CJ stores to MPW stores. MPW stores provide a unified store format that simplifies merchandising and allocations processes, enhances the customer experience, and enables more scale economies across functions.

Outlet stores play a distinct role in the store fleet and are an important growth lever. These stores enable us to expand our customer reach to new geographies and heighten brand awareness. Our outlet stores contain a mixture of core merchandise, made-for-outlet merchandise, and clearance merchandise. After opening 6 outlet stores thus far in fiscal 2016, the company now operates 83 outlets, a near doubling of the outlet store count compared to two years ago. Due to the significant growth in outlets coupled with challenging performance, we are focused on improving the performance of the existing outlets and do not expect to add outlet locations for the near term. Beginning in fiscal 2017, we plan to partner with a vendor to design and develop exclusive seasonal collections that are intended to meet the needs of our outlet customer.

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

For the remainder of fiscal 2016, we expect ongoing momentum in both our denim and basic bottoms businesses through “slimming solution” programs along with continued improved in-stocks due to enhancements in our replenishment capabilities. In addition to anticipated sales increases in core knits, novelty knits, basic cardigans, wrinkle resistant shirts and heritage novelty jackets, we expect to generate sales growth in new businesses including branded merchandise, sleepwear, and footwear.

Increase Brand Awareness and Drive Engagement

We have a very loyal customer base that is highly engaged. As such, we intend to continue to leverage our direct and digital marketing channels to encourage our customer to shop more frequently and increase her spend with us. During the fiscal year, we also will be focused on increasing our brand awareness in order to acquire new customers.  We intend to increase marketing spend to build the brand through refreshing our creative brand, look and feel, and by also expanding our marketing mix during the latter part of the year.

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

In the second half of fiscal 2016, we plan to re-engage customers that stopped shopping following the migration of their local store to the MPW format through targeted communications beginning in October. We will also work to gain new customers and brand awareness through increased investments in digital paid media and a new Shoprunner affiliation that recently launched. Additionally, we intend to increase the frequency of store grass root events that will continue to capitalize on the strong relationships between our store associates and customers.

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

In the second quarter of fiscal 2016, we launched our new eCommerce website to serve as a valuable tool for our customers and to provide improved product and visual presentation, additional site navigation tools, a simplified check out process, and product recommendations. In addition, we have begun a roll-out of new point-of-sale hardware at all store locations that we expect to complete in the fourth quarter of this year.

We expect to complete the omni-channel capability roll-out in fiscal 2017.

Performance Measures

Management evaluates our financial results based on the following key measures of performance:

Comparable sales

Comparable sales is a measure that highlights the performance of our store channel and ecommerce channel sales by measuring the changes in sales over the comparable, prior-year period of equivalent length.

Our comparable sales calculation includes merchandise sales for:

•	Stores operating for at least 13 full months;

•	Stores relocated within the same mall; and

•	eCommerce sales.

Our comparable sales calculation excludes:

•	Stores converted to the MPW format for 13 full months post conversion.

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

As we continue to execute our MPW store conversions as part of our strategic initiatives, we have made changes to the base store populations that comprise comparable stores, as illustrated in the table below:

	July 30, 2016			August 1, 2015
Stores by Format	Total Store Count	Comparable Sales Stores	% of Comparable Sales Stores	Total Store Count	Comparable Sales Stores	% of Comparable Sales Stores
MPW	315	287	91%	309	127	41%
Outlet	83	53	64%	65	35	54%
Christopher and Banks	55	55	100%	82	82	100%
C.J. Banks	53	53	100%	73	73	100%
Total Stores	506	448	89%	529	317	60%

Comparable sales calculations vary across the retail industry. As a result, our comparable sales calculation is not necessarily comparable to similarly titled measures reported by other companies.

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

Our critical accounting policies can be found in Note 1 - Nature of Business and Significant Accounting Policies, to the condensed consolidated financial statements contained in Item 8 of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016. There have been no significant changes to our critical accounting policies or estimates in the first half of fiscal 2016.

Second Quarter Fiscal 2016 Results of Operations

The following table presents selected consolidated financial data for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015:

	Thirteen Weeks Ended
(dollars in thousands)	July 30, 2016	August 1, 2015
Net sales	$89,923	$93,997
Merchandise, buying and occupancy costs	59,774	63,061
Gross profit	30,149	30,936
Other operating expenses:
Selling, general and administrative	30,626	29,630
Depreciation and amortization	2,974	2,901
Impairment of store assets	309	115
Total other operating expenses	33,909	32,646
Operating loss	(3,760)	(1,710)
Interest expense, net	(42)	(33)
Loss before income taxes	(3,802)	(1,743)
Income tax provision (benefit)	82	(1,033)
Net loss	$(3,884)	$(710)

	Thirteen Weeks Ended
Rates as a percentage of net sales	July 30, 2016	August 1, 2015
Gross margin	33.5%	32.9%
Selling, general, and administrative	34.1%	31.5%
Depreciation and amortization	3.3%	3.1%
Operating loss	(4.2)%	(1.8)%

Second Quarter Fiscal 2016 Summary

•	Comparable sales decreased 5.8% compared to a 12.9% decrease in the same period last year;

•	eCommerce sales increased 10.7% compared to the same period last year, contributing approximately 2.0 percentage points to comparable sales growth;

•	Sales per store decreased 3.4% and sales per square foot declined 5.5% compared to the same period last year;

•	Net loss aggregated to $3.9 million, a $0.11 loss per share, compared to a net loss of $0.7 million, or a $0.02 loss per share, for the comparable prior year period;

•	Net cash flow provided by operating activities in the second quarter of fiscal 2016 totaled $4.5 million, a decrease of $1.5 million, compared to the second quarter of fiscal 2015 of $6.0 million; and

•	As of July 30, 2016, we held $28.1 million of cash, cash equivalents, and investments, compared to $34.5 million as of January 30, 2016.

Net Sales

	Thirteen Weeks Ended
Net sales (in thousands):	July 30, 2016	August 1, 2015	% Change
Net sales	$89,923	$93,997	(4.3)%

The components of the 4.3% net sales decrease in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 were as follows:

Thirteen Weeks Ended
Sales change components	July 30, 2016
Number of transactions	(9.1)%
Units per transaction	1.8%
Average unit retail price	3.2%
Other	(0.2)%
Total sales driver change decrease	(4.3)%

Thirteen Weeks Ended
Comparable sales	July 30, 2016
Comparable sales	(5.8)%

Sales decreased in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015, primarily due to continued deceleration in mall traffic leading to a comparable sales decrease of 5.8%, resulting in a decrease in the number of transactions, partly offset by a higher conversion rate, as well as, an increase in average unit retail price, and an increase in units per transaction. We attribute the transaction decline to softness in our Outlet channel, a temporary decline in eCommerce sales during the transition to a new platform, a shift in the timing of merchandise promotions, including our May customer appreciation event, and underperformance in certain product categories.

To supplement our comparable sales measure, we also monitor changes in other store sales metrics as illustrated in the table below:

Thirteen Weeks Ended
Store metrics	July 30, 2016
Net sales per store % change	(3.4)%
Net sales per square foot % change	(5.5)%

Net sales per store and net sales per square foot percentage decreased compared to the same period last year, mainly attributable to a decrease in the number of transactions, partly offset by a high conversion rate, as well as, an increase in average unit retail price, and an increase in units per transaction.

Store count, openings, closings, and square footage for our stores for the second quarter of fiscal 2016 were as follows:

	Store Count						Square Footage (1)
	April 30,			MPW	July 30,	Avg Store	July 30,	April 30,
Stores by Format	2016	Open	Close	Conversions	2016	Count	2016	2016
MPW	317	1	(5)	2	315	316	1,206	1,211
Outlet	81	2	—	—	83	82	333	326
Christopher and Banks	59	—	(2)	(2)	55	57	182	195
C.J. Banks	55	—	(1)	(1)	53	54	190	197
Total Stores	512	3	(8)	(1)	506	509	1,911	1,929

(1)	Square footage presented in thousands

Average store count in the second quarter of fiscal 2016 was 509 stores compared to an average store count of 521 stores in the second quarter of fiscal 2015, a 2.3% decrease. Average square footage in the second quarter of fiscal 2016 decreased 0.3% compared to the second quarter of fiscal 2015.

Gross Profit

	Thirteen Weeks Ended
Gross profit	July 30, 2016	August 1, 2015	Change
Gross profit	$30,149	$30,936	$(787)
Gross margin rate as a percentage of net sales	33.5%	32.9%	0.6%

Gross margin rate increased 62 basis points primarily due to higher merchandise margins partly offset by the effects of sales deleverage on occupancy expenses. Merchandise margin rate improvement is attributable to the benefit of improved initial mark-ups, partly offset by the effects of sale deleverage on occupancy costs.

To supplement our gross profit analysis, we also monitor changes in other store profit metrics as illustrated in the table below:

Thirteen Weeks Ended
Store metrics	July 30, 2016
Gross profit per store % change	(2.4)%
Gross profit per square foot % change	(4.6)%

Gross profit per store and gross profit per square foot percentage decreased, primarily attributable to the net sales decrease partly offset by the gross margin rate increase.

Selling, General, and Administrative (“SG&A”) Expenses

	Thirteen Weeks Ended
Selling, general, and administrative	July 30, 2016	August 1, 2015	Change
Selling, general, and administrative	$30,626	$29,630	$996
SG&A rate as a percentage of net sales	34.1%	31.5%	2.6%

SG&A expenses increased in the second quarter of fiscal 2016 as compared to the second quarter of fiscal 2015 primarily due to incremental marketing expense of $0.8 million, including the add back of a direct mailer in July, higher medical costs of $0.7 million, higher net employee compensation expenses of $0.6 million, including a smaller incentive accrual reversal, and higher eCommerce operational and transition costs of $0.5 million, including a one-time expense to execute the eCommerce platform transition of $0.3 million, partly offset by reduced store operational expenses of $0.7 million, lower legal and advisory fees of $0.6 million, and various other expense reductions of $0.2 million. The SG&A rate increased 254 basis points mainly due to sales deleverage and increased SG&A spend.

Depreciation and Amortization (“D&A”)

	Thirteen Weeks Ended
Depreciation and amortization	July 30, 2016	August 1, 2015	Change
Depreciation and amortization	$2,974	$2,901	$73
D&A rate as a percentage of net sales	3.3%	3.1%	0.2%

Depreciation and amortization expense increased primarily due to the effects of new stores, MPW store conversions, and the deployment of technology solutions, including new omni-channel capabilities.

Impairment of Store Assets

	Thirteen Weeks Ended
Impairment of store assets	July 30, 2016	August 1, 2015	Change
Impairment of store assets	$309	$115	$194

We recorded non-cash impairment charges related to long-lived assets held at a small number of store locations.

Operating Loss

	Thirteen Weeks Ended
Operating loss	July 30, 2016	August 1, 2015	Change
Operating loss	$(3,760)	$(1,710)	$(2,050)
Operating loss rate as a percentage of net sales	(4.2)%	(1.8)%	(2.4)%

Our operating loss increased in the second quarter of fiscal 2016 compared to our operating loss in the same period last year primarily due to a net sales decrease of 4.3% and higher SG&A expenses of $1.0 million attributable to incremental marketing expenses, higher medical costs, higher net employee compensation expenses, and higher eCommerce operational and transition costs, partly offset by reduced store operational expenses and lower legal and advisory fees.

Interest expense, net

	Thirteen Weeks Ended
Interest expense, net	July 30, 2016	August 1, 2015	Change
Interest expense, net	$42	$33	$9
Interest expense, net rate as a percentage of net sales	*	*	*

*Calculated results not meaningful

The change in interest expense, net is not material.

Income Tax Provision

	Thirteen Weeks Ended
Income tax provision (benefit)	July 30, 2016	August 1, 2015	Change
Income tax provision (benefit)	$82	$(1,033)	$1,115
Income tax rate as a percentage of net sales	0.1%	(1.1)%	1.2%

We recorded income tax expense of approximately $0.1 million, with an effective tax rate of (2.2)% for the thirteen weeks ended July 30, 2016. For the thirteen weeks ended August 1, 2015, we recorded an income tax benefit of approximately $1.0 million with an effective tax rate of 59.3%. The decrease in the effective tax rate reflects the impact of the valuation allowance on our deferred tax assets, our net operating loss, and the impact of permanent differences and state income taxes.

Net earnings

	Thirteen Weeks Ended
Net loss	July 30, 2016	August 1, 2015	Change
Net loss	$(3,884)	$(710)	$(3,174)
Net loss rate as a percentage of net sales	(4.3)%	(0.8)%	(3.5)%

Our net loss increased in the second quarter of fiscal 2016 compared to the same period last year, primarily due to a net sales decrease of 4.3%, higher SG&A and other operational expenses and the absence of an income tax benefit.

First Half Fiscal 2016 Results of Operations

The following table presents selected consolidated financial data for the first half of fiscal 2016 compared to the first half of fiscal 2015:

	Twenty-Six Weeks Ended
(dollars in thousands)	July 30, 2016	August 1, 2015
Net sales	$189,957	$185,618
Merchandise, buying and occupancy costs	122,096	122,473
Gross profit	67,861	63,145
Other operating expenses:
Selling, general and administrative	66,103	61,619
Depreciation and amortization	5,996	5,617
Impairment of store assets	476	115
Total other operating expenses	72,575	67,351
Operating loss	(4,714)	(4,206)
Interest expense, net	(82)	(40)
Other income	911	—
Loss before income taxes	(3,885)	(4,246)
Income tax provision (benefit)	167	(2,094)
Net loss	$(4,052)	$(2,152)

	Twenty-Six Weeks Ended
Rates as a percentage of net sales	July 30, 2016	August 1, 2015
Gross margin	35.7%	34.0%
Selling, general, and administrative	34.8%	33.2%
Depreciation and amortization	3.2%	3.0%
Operating loss	(2.5)%	(2.3)%

First Half Fiscal 2016 Summary

•	Comparable sales decreased 0.2% compared to a 12.3% decrease in the same period last year;

•	eCommerce sales increased 23.2% compared to the same period last year, contributing approximately 4.0 percentage points to comparable sales growth;

•	Sales per store increased 1.8%, while sales per square foot declined 0.7%, compared to the same period last year;

•	Net loss aggregated to $4.1 million, a $0.11 loss per share, compared to a net loss of $2.2 million, or a $0.06 loss per share, for the prior year period; and

•
Net cash flow used by operating activities in the first half of fiscal 2016 totaled $0.5 million, a $2.7 million cash consumption decrease, compared to operating cash flow used in the first half of fiscal 2015 of $3.2 million.

Net Sales

	Twenty-Six Weeks Ended
Net sales (in thousands):	July 30, 2016	August 1, 2015	% Change
Net sales	$189,957	$185,618	2.3%

The components of the 2.3% net sales increase in the first half of fiscal 2016 compared to the first half of fiscal 2015 were as follows:

Twenty-Six Weeks Ended
Sales change components	July 30, 2016
Number of transactions	(4.1)%
Units per transaction	2.5%
Average unit retail price	3.8%
Other	0.1%
Total sales driver change increase	2.3%

Twenty-Six Weeks Ended
Comparable sales	July 30, 2016
Comparable sales	(0.2)%

Sales increased in the first half of fiscal 2016 compared to fiscal 2015, primarily due to a balanced merchandise assortment, including depth in key merchandise categories, compelling visual presentations, and the absence of labor issues at West Coast ports which caused a disruption to our merchandise flow in late fiscal 2014 through the first part of fiscal 2015. The sales increase was partly offset by continued deceleration in mall traffic, softness in our Outlet channel, a shift in the timing of merchandise promotions, and underperformance in certain product categories.

To supplement our comparable sales measure, we also monitor changes in other store sales metrics as illustrated in the table below:

Twenty-Six Weeks Ended
Store metrics	July 30, 2016
Net sales per store % change	1.8%
Net sales per square foot % change	(0.7)%

Net sales per store percentage increased compared to the same period last year, mainly attributable to the 2.3% increase in sales. Net sales per square footage decreased mostly due to an increase in store sales that was lower than the increase in average retail square footage.

Store count, openings, closings, and square footage for our stores for the first half of fiscal 2016 were as follows:

	Store Count						Square Footage (1)
	January 30,			MPW	July 30,	Avg Store	July 30,	January 30,
Stores by Format	2016	Open	Close	Conversions	2016	Count	2016	2016
MPW	314	2	(6)	5	315	315	1,206	1,193
Outlet	77	6	—	—	83	80	333	311
Christopher and Banks	67	—	(7)	(5)	55	61	182	221
C.J. Banks	60	—	(3)	(4)	53	56	190	214
Total Stores	518	8	(16)	(4)	506	512	1,911	1,939

(1)	Square footage presented in thousands

Average store count in the first half of fiscal 2016 was 512 stores compared to an average store count of 520 stores in the first half of fiscal 2015, a 1.5% decrease. Average square footage in the first half of fiscal 2016 increased 1.0% compared to the first half of fiscal 2015.

Gross Profit

	Twenty-Six Weeks Ended
Gross profit	July 30, 2016	August 1, 2015	Change
Gross profit	$67,861	$63,145	$4,716
Gross margin rate as a percentage of net sales	35.7%	34.0%	1.7%

Gross margin rate increased 171 basis points, primarily due to higher merchandise margins and the effects of sales leverage partly offset by higher eCommerce transitional costs associated with temporarily running dual platforms. Merchandise margin rate improvement is attributable to the benefit of improved initial mark-ups and disciplined inventory management resulting in reduced markdowns.

To supplement our gross profit analysis, we also monitor changes in other store profit metrics as illustrated in the table below:

Twenty-Six Weeks Ended
Store metrics	July 30, 2016
Gross profit per store % change	5.5%
Gross profit per square foot % change	3.0%

Gross profit per store and gross profit per square foot percentage increased, primarily due to the gross margin rate increase due to higher merchandise margins and higher sales.

Selling, General, and Administrative (“SG&A”) Expenses

	Twenty-Six Weeks Ended
Selling, general, and administrative	July 30, 2016	August 1, 2015	Change
Selling, general, and administrative	$66,103	$61,619	$4,484
SG&A rate as a percentage of net sales	34.8%	33.2%	1.6%

SG&A expenses increased in the first half of fiscal 2016 as compared to the first half of fiscal 2015, primarily due to incremental marketing expenses of $1.4 million, including investments in brand awareness and the add back of a direct mailer, higher advisory fees in connection with shareholder activism of $1.3 million, higher medical costs of $1.3 million, eCommerce transition costs of $0.7 million and higher eCommerce operational costs of $0.5 million, and higher net employee compensation expenses of $0.6 million, including a smaller incentive accrual reversal, partly offset by reduced store operational spend of $0.8 million and lower professional fees of $0.5 million. The SG&A rate increased 160 basis points mainly due to increased SG&A spend partly offset by sales leverage.

Depreciation and Amortization (“D&A”)

	Twenty-Six Weeks Ended
Depreciation and amortization	July 30, 2016	August 1, 2015	Change
Depreciation and amortization	$5,996	$5,617	$379
D&A rate as a percentage of net sales	3.2%	3.0%	0.2%

Depreciation and amortization expense increased, primarily due to the effects of new stores, MPW store conversions, and the deployment of technology solutions, including new omni-channel capabilities.

Impairment of Store Assets

	Twenty-Six Weeks Ended
Impairment of Store Assets	July 30, 2016	August 1, 2015	Change
Impairment of Store Assets	$476	$115	$361

We recorded non-cash impairment charges related to long-lived assets held at a small number of store locations.

Operating Loss

	Twenty-Six Weeks Ended
Operating loss	July 30, 2016	August 1, 2015	Change
Operating loss	$(4,714)	$(4,206)	$(508)
Operating loss rate as a percentage of net sales	(2.5)%	(2.3)%	(0.2)%

Our operating loss increased in the first half of fiscal 2016 compared to our operating loss in the same period last year, primarily due to higher SG&A expenses of $4.5 million attributable to $2.0 million of non-recurring charges, including advisory fees of $1.3 million in connection with shareholder activism and eCommerce transition costs to a new platform of $0.7 million, incremental marketing expenses of $1.4 million, higher medical costs of $1.3 million, higher net employee compensation expenses of $0.6 million, including a smaller incentive accrual reversal, and higher eCommerce operational costs of $0.5 million, partly offset by a gross margin rate increase of 171 basis points, an increase in sales, reduced store operational spend of $0.8 million and lower professional fees of $0.5 million.

Interest expense, net

	Twenty-Six Weeks Ended
Interest expense, net	July 30, 2016	August 1, 2015	Change
Interest expense, net	$82	$40	$42
Interest expense, net rate as a percentage of net sales	*	*	*

The change in interest expense, net is not material.

Other income

	Twenty-Six Weeks Ended
Other Income	July 30, 2016	August 1, 2015	Change
Other income	$911	$—	$911
Other income rate	0.5%	—%	0.5%

Other income in the first half of fiscal 2016 reflects the receipt of proceeds from company-owned life insurance.

Income Tax Provision

	Twenty-Six Weeks Ended
Income tax provision (benefit)	July 30, 2016	August 1, 2015	Change
Income tax provision (benefit)	$167	$(2,094)	$2,261
Income tax rate as a percentage of net sales	0.1%	(1.1)%	1.2%

We recorded income tax expense of approximately $0.2 million, with an effective tax rate of (4.3)% for the first half of fiscal 2016. For the first half of fiscal 2015, we recorded an income tax benefit of approximately $2.1 million with an effective tax rate of 49.3%. The decrease in the effective tax rate reflects the impact of the valuation allowance on our deferred tax assets, our net operating loss, as well as the impact of permanent differences and state income taxes.

Net earnings

	Twenty-Six Weeks Ended
Net loss	July 30, 2016	August 1, 2015	Change
Net loss	$(4,052)	$(2,152)	$(1,900)
Net loss rate as a percentage of net sales	(2.1)%	(1.2)%	(0.9)%

Our net loss increase in the first half of fiscal 2016 compared to our net loss in the same period last year is primarily due to higher SG&A and other operational expenses and the absence of an income tax benefit, partly offset by a gross margin rate increase and 2.3% increase in sales.

Third Quarter 2016 Outlook

Based on sales trends through August, we expect third quarter net sales of between $102.0 million and $106.0 million, compared to $103.6 million in the third quarter of fiscal 2015.

In the third quarter of fiscal 2016, we expect gross margin to be 35.0% to 36.0% as compared to last year's third-quarter gross margin of 35.8%, driven by slightly higher merchandise margins and potentially offset by sales deleverage at the low end of the third quarter sales range.

We expect SG&A dollars to be between $33.0 million and $33.6 million, compared to $33.6 million of SG&A expense in the third quarter last year. The expected SG&A decrease is attributable to lower store operational expenses and reduced professional fees offset in part by increased marketing expenditures and higher e-commerce expenses associated with increased sales, as compared to the same period last year. We continue to analyze our SG&A structure and other opportunities to reduce costs.

We expect depreciation and amortization to be approximately $3.3 million, compared to $3.1 million in the third quarter of last year.

We expect inventory to be essentially flat compared to the end of the third quarter of fiscal 2015.

During the third quarter, we anticipate closing 1 MPW store and plan to open 1 MPW store. The average square footage is expected to be down 3.6% year-over-year.

2016 Outlook

No new stores are planned for the fourth quarter of fiscal 2016.

At the end of fiscal 2016, we have approximately 53 CB and CJ coterminous leases expiring, which are targeted for either being collapsed and combined or combined through relocation. In addition, we have MPW stores with natural lease expirations which we are analyzing to determine if a lease renewal is appropriate.

We expect the average square footage for the year to be down approximately 1.6%, as compared to fiscal 2015.

We expect capital expenditures for the year to be between $12.0 million and $12.5 million, representing investments in new stores as well as expenditures associated with completing the technology aspect of our Customer First initiative.

We expect our taxes for the year to be nominal, and to represent minimum fees and taxes.

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

The following table summarizes our cash and cash equivalents and investments as of the end of the first half of fiscal 2016 and the end of fiscal 2015:

(in thousands)	July 30, 2016	January 30, 2016
Cash and cash equivalents	$28,091	$31,506
Short-term investments	—	3,015
Total cash, cash equivalents and investments	$28,091	$34,521

The $6.4 million decrease in cash and cash equivalents and investments is mainly attributable to our use of cash to invest in new stores, MPW store conversions and omni-channel capabilities, in addition to higher advisory fees in connection with shareholder activism.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the first half of fiscal 2016 compared to the first half of 2015:

	Twenty-Six Weeks Ended
(in thousands)	July 30, 2016	August 1, 2015
Net cash used in operating activities	$(520)	$(3,232)
Net cash used in investing activities	(2,872)	(10,406)
Net cash used in financing activities	(23)	(26)
Net decrease in cash and cash equivalents	$(3,415)	$(13,664)

Operating Activities

The decrease in cash used in operating activities in the first half of fiscal 2016 compared to the first half of fiscal 2015 was primarily due to changes in working capital and other non-cash charges partly offset by an increase in net loss for the twenty-six week period. The changes in working capital primarily reflect an increase in accrued liabilities, primarily due to higher eCommerce service contract obligations, which were partly offset by increased inventory levels due to lower sales.

Investing Activities

The decrease in cash used in investing activities in the first half of fiscal 2016 compared to the first half of fiscal 2015 was mainly attributable to a deceleration in the pace of investments in new stores and MPW store conversions. Capital expenditures for the first half of fiscal 2016 were approximately $6.8 million, which reflected investments in new stores and in technology associated with our Customer First initiative.

Financing Activities

Financing activities in the first half of fiscal 2016 and 2015 were limited to a small number of shares redeemed by employees to satisfy payroll tax obligations in connection with the vesting of those shares.

We did not pay any dividends in the first half of fiscal 2016.

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

See Note 6 - Credit Facility for additional details regarding our Credit Facility, including a description of the sole financial covenant, with which we were in compliance as of July 30, 2016.

Sourcing

There have been no material changes to our ratio of imports to total merchandise purchases or concentration of supplier purchases in the twenty-six weeks ended July 30, 2016 compared to the fiscal 2015 year ended January 30, 2016.

Quarterly Results and Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, consumer confidence, customer response to our seasonal merchandise mix, timing of new store openings, adverse weather conditions, and shifts in the timing of certain holidays and shifts in the timing of promotional events.

Forward-Looking Statements

We may make forward-looking statements reflecting our current views with respect to future events and financial performance. These forward-looking statements, which may be included in reports filed under the Exchange Act, in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A - Risk Factors of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, which could cause actual results to differ materially from historical results or those anticipated.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, we wish to advise readers that the factors listed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 could affect our performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed in the quarterly report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to, and management of our market risks, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016. There have been no material changes to our exposure to, and management of our market risks in the thirteen weeks ended July 30, 2016.

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

The Company carried out an evaluation as of the end of the period covered by this report (the “Evaluation Date”), under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of July 30, 2016.

Changes in Internal Controls

There were no significant changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the Evaluation Date. Furthermore, there was no change in our internal control over financial reporting during the quarter ended July 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information discussed in this report, the risk factors described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, should be considered as they could materially affect our business, financial condition or future results. There have not been any material changes with respect to the risks described in our 2015 Form 10-K, but these are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit	Description
10.1**	Christopher & Banks Corporation 2013 Directors' Equity Incentive Plan, as amended on June 30, 2016 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 5, 2016)
10.2**
Form of Christopher & Banks Corporation Restricted Stock Award Agreement under the Christopher & Banks Corporation 2013 Directors’ Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on July 5, 2016)

10.3**
Form of Christopher & Banks Corporation Non-Qualified Stock Option Agreement under the Christopher & Banks Corporation 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 26, 2016)

10.4**
Form of Christopher & Banks Corporation Time-Based Restricted Stock Agreement under the Christopher & Banks Corporation 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 26, 2016)

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Christopher & Banks Corporation for the fiscal quarter ended July 30, 2016, formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements

*   Filed with this report
** Management agreement or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated: September 1, 2016	By:	/s/ LuAnn Via
LuAnn Via
President and Chief Executive Officer
(Principal Executive Officer)

Dated: September 1, 2016	By:	/s/ Peter G. Michielutti
Peter G. Michielutti
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)