Form 10-Q
period 2016-10-29
CHRISTOPHER & BANKS CORP
filed 2016-12-02
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  YES ☒  NO
As of November 25, 2016 there were 37,401,132 shares of the registrant's common stock outstanding.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 29, 2016	January 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,882	$31,506
Short-term investments	—	3,015
Accounts receivable	3,742	4,067
Merchandise inventories	54,085	42,481
Prepaid expenses and other current assets	9,726	9,059
Income taxes receivable	601	513
Total current assets	94,036	90,641
Property, equipment and improvements, net	57,472	59,224
Other non-current assets:
Deferred income taxes	375	393
Other assets	460	632
Total other non-current assets	835	1,025
Total assets	$152,343	$150,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,625	$16,645
Accrued salaries, wages and related expenses	6,754	2,845
Accrued liabilities and other current liabilities	23,478	24,570
Total current liabilities	46,857	44,060
Non-current liabilities:
Deferred lease incentives	9,333	9,880
Deferred rent obligations	6,348	7,241
Other non-current liabilities	1,396	1,301
Total non-current liabilities	17,077	18,422

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 47,193 and 46,870 shares issued, and 37,402 and 37,079 shares outstanding at October 29, 2016 and January 30, 2016, respectively	471	468
Additional paid-in capital	126,408	125,851
Retained earnings	74,241	74,800
Common stock held in treasury, 9,791 shares at cost at October 29, 2016 and January 30, 2016	(112,711)	(112,711)
Total stockholders’ equity	88,409	88,408
Total liabilities and stockholders’ equity	$152,343	$150,890

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015

Net sales	$106,668	$103,641	$296,625	$289,259
Merchandise, buying and occupancy costs	67,447	66,519	189,543	188,992
Gross profit	39,221	37,122	107,082	100,267
Other operating expenses:
Selling, general and administrative	32,483	33,604	98,585	95,223
Depreciation and amortization	3,119	3,116	9,116	8,733
Impairment of store assets	—	67	476	182
Total other operating expenses	35,602	36,787	108,177	104,138
Operating income (loss)	3,619	335	(1,095)	(3,871)
Interest expense, net	(44)	(36)	(126)	(76)
Other income	—	—	911	—
Income (loss) before income taxes	3,575	299	(310)	(3,947)
Income tax provision (benefit)	82	614	249	(1,480)
Net income (loss)	$3,493	$(315)	$(559)	$(2,467)

Basic income (loss) per share:
Net income (loss)	$0.09	$(0.01)	$(0.02)	$(0.07)
Basic shares outstanding	37,075	36,906	36,992	36,877

Diluted income (loss) per share:
Net income (loss)	$0.09	$(0.01)	$(0.02)	$(0.07)
Diluted shares outstanding	37,153	36,906	36,992	36,877

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015

Net income (loss)	$3,493	$(315)	$(559)	$(2,467)
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period, net of taxes of $0, $0, $0 and $2 for the thirteen and thirty-nine week periods ending October 29, 2016 and October 31, 2015, respectively	—	1	—	3
Reclassification adjustment for (gains) included in net income (loss), net of taxes of $0, $1, $0 and $1 for the thirteen and thirty-nine week periods ending October 29, 2016 and October 31, 2015, respectively	—	(1)	—	(1)
Total other comprehensive income	$—	$—	$—	$2
Comprehensive income (loss)	$3,493	$(315)	$(559)	$(2,465)

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015
Cash flows from operating activities:
Net loss	$(559)	$(2,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,116	8,733
Impairment of store assets	476	182
Deferred income taxes, net	18	(1,695)
Gain on investments, net	—	(2)
Gain from company-owned life insurance	(911)	—
Amortization of premium on investments	10	34
Amortization of financing costs	47	47
Deferred lease-related liabilities	(817)	2,923
Stock-based compensation expense	565	1,389
Loss on disposal of assets	1	—
Changes in operating assets and liabilities:
Accounts receivable	326	(978)
Merchandise inventories	(11,604)	(7,185)
Prepaid expenses and other assets	(543)	(3,708)
Income taxes receivable	(88)	342
Accounts payable	123	(1,703)
Accrued liabilities	2,912	805
Other liabilities	164	67
Net cash used in operating activities	(764)	(3,216)
Cash flows from investing activities:
Purchases of property, equipment and improvements	(8,770)	(22,641)
Proceeds from company-owned life insurance	911	—
Maturities of available-for-sale investments	3,005	13,007
Net cash used in investing activities	(4,854)	(9,634)
Cash flows from financing activities:
Exercise of stock options	17	—
Shares redeemed for payroll taxes	(23)	(26)
Net cash used in financing activities	(6)	(26)
Net decrease in cash and cash equivalents	(5,624)	(12,876)
Cash and cash equivalents at beginning of period	31,506	37,245
Cash and cash equivalents at end of period	$25,882	$24,369
Supplemental cash flow information:
Interest paid	$143	$120
Income taxes paid (refunded)	$102	$(246)
Accrued purchases of equipment and improvements	$267	$1,055

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

The results of operations for the interim period shown in this report are not necessarily indicative of results to be expected for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal adjustments, except as otherwise stated in these notes, considered necessary to present fairly our financial position, results of operations, and cash flows as of October 29, 2016, and October 31, 2015 and for all periods presented.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires that all lease arrangements longer than twelve months result in an entity recognizing a lease asset and a lease liability on the balance sheet. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We have not evaluated the impact of the updated guidance on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards, and classification on the statement of cash flows. One provision of this guidance requires the recognition of income tax effects of awards in the statement of operation when the awards vest or are settled, rather than within additional paid-in capital on the balance. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not expect that the adoption of this pronouncement will have a material impact on its condensed consolidated financial statements.

NOTE 2 — Investments

No investments were held by the Company as of October 29, 2016.

Investments as of January 30, 2016, consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$2,810	$1	$(1)	$2,810
Municipal bonds	205	—	—	205
Total investments	$3,015	$1	$(1)	$3,015

During the thirty-nine weeks ended October 29, 2016 and October 31, 2015, there were no purchases of available-for-sale securities. During the thirty-nine weeks ended October 29, 2016 and October 31, 2015, there were approximately $3.0 million and $13.0 million of maturities of available-for-sale securities, respectively. There were no other-than-temporary impairments of available-for-sale securities during the thirty-nine weeks ended October 29, 2016 and October 31, 2015.

NOTE 3 — Merchandise Inventories and Sources of Supply

Merchandise inventories consisted of the following (in thousands):

	October 29, 2016	January 30, 2016
Merchandise - in store/eCommerce	$45,836	$31,751
Merchandise - in transit	8,249	10,730
Total merchandise inventories	$54,085	$42,481

There have been no material changes to our ratio of imports to total merchandise purchases or concentration of supplier purchases in the thirty-nine weeks ended October 29, 2016 compared to the fiscal 2015 year ended January 30, 2016.

NOTE 4 — Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following (in thousands):

Description	October 29, 2016	January 30, 2016
Land	$1,597	$1,597
Corporate office, distribution center and related building improvements	12,627	12,618
Store leasehold improvements	51,088	52,812
Store furniture and fixtures	71,874	74,513
Corporate office and distribution center furniture, fixtures and equipment	4,266	4,356
Computer and point of sale hardware and software	35,896	32,644
Construction in progress	4,684	5,781
Total property, equipment and improvements, gross	182,032	184,321
Less accumulated depreciation and amortization	(124,560)	(125,097)
Total property, equipment and improvements, net	$57,472	$59,224

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In conjunction with an impairment analysis, the Company determined that improvements and equipment at certain under-performing stores and at stores identified for closure were impaired. As a result, the Company recorded approximately $0 and $0.1 million for long-lived asset impairments during the thirteen week periods ended October 29, 2016 and October 31, 2015, respectively. The Company recorded approximately $0.5 million and $0.2 million for long-lived asset impairments during the thirty-nine week periods ended October 29, 2016 and October 31, 2015, respectively.

NOTE 5 — Accrued Liabilities

Accrued liabilities and other current liabilities consisted of the following (in thousands):

	October 29, 2016	January 30, 2016
Gift card and store credit liabilities	$4,731	$8,029
Accrued Friendship Rewards Loyalty Program liability	3,991	3,838
Accrued income, sales and other taxes payable	2,779	1,622
Accrued occupancy-related expenses	3,658	3,017
Sales return reserve	1,970	1,309
eCommerce operations	3,319	1,162
Other accrued liabilities	3,030	5,593
Total accrued liabilities and other current liabilities	$23,478	$24,570

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

Borrowings under the Credit Facility will generally accrue interest at a rate ranging from 1.50% to 1.75% over the London Interbank Offered Rate ("LIBOR") or 0.50% to 0.75% over the Wells Fargo Prime Rate based on the amount of Average Daily Availability for the Fiscal Quarter immediately preceding each Adjustment Date, as such term is defined in the Credit Facility. The Company has the ability to select between the LIBOR or prime based rate at the time of a cash advance.  The Credit Facility has an unused commitment fee of 0.25%.

The Credit Facility contains customary events of default and various affirmative and negative covenants. The sole financial covenant contained in the Credit Facility requires the Company to maintain Availability at least equal to the greater of (a) ten percent (10%) of the borrowing base or (b) $3.0 million. In addition, the Credit Facility permits the payment of dividends to the Company's stockholders if certain financial conditions are met. The Company was in compliance with all covenants and other financial provisions as of October 29, 2016.

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

The Company had no revolving credit loan borrowings under the Credit Facility during each of the thirty-nine week periods ended October 29, 2016, and October 31, 2015. The total Borrowing Base at October 29, 2016 was $50.0 million. As of October 29, 2016, the Company had open on-demand letters of credit of approximately $0.2 million. Accordingly, after reducing the Borrowing Base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the Borrowing Base, the net availability of revolving credit loans under the Credit Facility was approximately $44.8 million at October 29, 2016.

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

Periods after the fiscal 2012 transition period remain subject to examination by the IRS. With few exceptions, the Company is not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2011. As of October 29, 2016, the Company had no other ongoing audits and does not expect the liability for unrecognized tax benefits to significantly increase or decrease in the next twelve months.

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

In fiscal 2015, the continuation of net losses prompted management to further consider the realizability of the deferred tax assets. Although management’s evaluation considered the effects of improved sales trends on future taxable income, estimates such as these are inherently subjective. Without significant positive evidence to overcome the weight of possible future cumulative losses, the Company established a valuation allowance against its deferred tax assets in the fourth quarter of fiscal 2015. A non-cash provision of $37.5 million was recognized to establish the valuation allowance. A small deferred tax asset was allowed related to certain state tax benefits. As of October 29, 2016, the possibility of future cumulative losses still exists. Accordingly, the Company has continued to maintain a valuation allowance against its net deferred tax assets; recording the valuation allowance does not have any impact on cash and does not prevent the Company from using the deferred tax assets in future periods when profits are realized.

As of October 29, 2016, the Company had federal and state net operating loss carryforwards which will reduce future taxable income. Approximately $30.0 million in net federal tax benefits are available from these loss carryforwards of approximately $85.7 million, and an additional $1.3 million is available in net tax credit carryforwards. Included in the federal net operating loss is approximately $5.3 million of loss generated by deductions related to equity-based compensation, the tax effect of which will be recorded to additional paid-in capital when utilized. The state loss carryforwards will result in net state tax benefits of approximately $2.3 million. The federal net operating loss carryovers will expire in October 2032 and beyond. The state net operating loss carryforwards will expire in November 2016 and beyond. Additionally, the Company has charitable contribution carryforwards that will expire in 2016 and beyond.

NOTE 8 — Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share (“EPS”) shown on the face of the accompanying consolidated statement of operations:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Numerator (in thousands):
Net income (loss) attributable to Christopher & Banks Corporation	$3,493	$(315)	$(559)	$(2,467)
Denominator (in thousands):
Weighted average common shares outstanding - basic	37,075	36,906	36,992	36,877
Dilutive shares	78	—	—	—
Weighted average common and common equivalent shares outstanding - diluted	37,153	36,906	36,992	36,877
Net income (loss) per common share:
Basic	$0.09	$(0.01)	$(0.02)	$(0.07)
Diluted	$0.09	$(0.01)	$(0.02)	$(0.07)

Total stock options of approximately 3.2 million and 2.8 million were excluded from the shares used in computation of diluted earnings per shares for the thirteen week periods ended October 29, 2016 and October 31, 2015, respectively, as they were anti-dilutive. Total stock options of approximately 2.8 million and 0.8 million were excluded from the shares used in the computation of diluted earnings per share for the thirty-nine week periods ended October 29, 2016 and October 31, 2015, respectively, as they were anti-dilutive.

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
Level 2 – Inputs other than quoted prices included in Level 1 that are either directly or indirectly observable; and
Level 3 – Unobservable inputs that are significant to the fair value of the asset or liability.

Assets that are Measured at Fair Value on a Recurring Basis:

No investments were held by the Company as of October 29, 2016. There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the thirty-nine week periods ended October 29, 2016, and October 31, 2015. Consistent with Company policy, transfers into levels and transfers out of levels are recognized on the date of the event or when a change in circumstances causes a transfer.

Assets that are Measured at Fair Value on a Non-recurring Basis:

The following table summarizes certain information for non-financial assets for the thirty-nine weeks ended October 29, 2016 and the fiscal year ended January 30, 2016, that are measured at fair value on a non-recurring basis in periods subsequent to an initial recognition period.  The Company places amounts into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Thirty-Nine Weeks Ended	Fiscal Year Ended
Long-Lived Assets Held and Used (in thousands):	October 29, 2016	January 30, 2016
Carrying value	$567	$356
Fair value measured using Level 3 inputs	$91	$75
Impairment charge	$476	$281

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

The fair value measurement of the long-lived assets encompasses the following significant unobservable inputs:

	Range
Unobservable Inputs	Fiscal 2016	Fiscal 2015
Weighted Average Cost of Capital	15%	15%
Annual sales growth	0% to 2.1%	0% to 8%

n
NOTE 10 — Legal Proceedings

The Company is subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business. The ultimate resolution of such matters is inherently uncertain and for some matters, we are currently unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of these uncertainties. Although the amount of any liability that could arise with respect to such matters cannot be accurately predicted, the Company does not currently believe that the resolution of any pending matter will have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 11 — Segment Reporting

In the table below, the Retail Operations includes activity generated by the Company’s retail store locations (Missy Petite Women ("MPW") stores, outlets stores, Christopher & Banks stores, and C.J. Banks stores) as well as the eCommerce business. Retail Operations only includes net sales, merchandise gross margin and direct store expenses with no allocation of corporate overhead as that is the information used by the chief operating decision maker to evaluate performance and to allocate resources. The Corporate/Administrative balances include supporting administrative activity at the corporate office and distribution center facility and are included to reconcile the amounts to the condensed consolidated financial statements.

Business Segment Information
(in thousands)

	Retail	Corporate/
	Operations	Administrative	Consolidated
Thirteen Weeks Ended October 29, 2016
Net sales	$106,668	$—	$106,668
Depreciation and amortization	2,484	635	3,119
Impairment of store assets	—	—	—
Operating income (loss)	16,890	(13,271)	3,619

Thirteen Weeks Ended October 31, 2015
Net sales	$103,641	$—	$103,641
Depreciation and amortization	2,510	606	3,116
Impairment of store assets	67	—	67
Operating income (loss)	14,209	(13,874)	335

Thirty-Nine Weeks Ended October 29, 2016
Net sales	$296,625	$—	$296,625
Depreciation and amortization	7,231	1,885	9,116
Impairment of store assets	476	—	476
Operating income (loss)	40,410	(41,505)	(1,095)
Total assets	107,251	45,092	152,343

Thirty-Nine Weeks Ended October 31, 2015
Net sales	$289,259	$—	$289,259
Depreciation and amortization	6,902	1,831	8,733
Impairment of store assets	182	—	182
Operating income (loss)	34,657	(38,528)	(3,871)
Total assets	121,247	76,095	197,342

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

As of October 29, 2016, we operated 504 stores in 45 states, including 314 Missy, Petite, Women ("MPW") stores, 82 outlet stores, 55 Christopher & Banks ("CB") stores, and 53 C.J. Banks ("CJ") stores. Our CB brand offers unique fashions and accessories featuring exclusively designed assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P. Our CJ brand offers similar assortments of women’s apparel in sizes 14W to 26W.

We continue to evaluate the benefits of converting the remaining CB stores and CJ stores to MPW stores. MPW stores provide a unified store format that simplifies merchandising and allocations processes, enhances the customer experience, and enables more scale economies across functions.

Outlet stores play a distinct role in the store fleet and are an important growth lever. These stores enable us to expand our customer reach to new geographies and heighten brand awareness. Our outlet stores contain a mixture of core merchandise, made-for-outlet merchandise, and clearance merchandise. After opening 6 outlet stores and closing 1 outlet store thus far in fiscal 2016, the company now operates 82 outlets, a near doubling of the outlet store count compared to two years ago. Due to the significant growth in the number of outlets coupled with challenging performance, we are focused on improving the performance of the existing outlets and do not expect to add outlet locations for the near term. In fiscal 2017, we plan to introduce exclusively made for fashion collections which are being designed and sourced with an external partner in collaboration with our internal product team. We also plan to generate more traffic through new visual presentations and signage along with additional promotional events and marketing efforts.

Update on our Fiscal 2016 Strategic Priorities

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

We expect ongoing momentum in both our denim and basic bottoms businesses through “slimming solution” programs along with continued improved in-stocks due to enhancements in our replenishment capabilities. We also intend to continue to diversify our merchandise assortments by adding new branded and lifestyle collections along with limited edition capsules, in order to appeal to a broader customer base.

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

We continue work to re-engage customers that stopped shopping following the migration of their local store to the MPW format through targeted communications. We are also working to gain new customers and brand awareness through increased investments in digital paid media, including an affiliation with Shoprunner this year, and earned media, including magazine placements. Additionally, progress is being made to increase the frequency of store grass root events that will continue to capitalize on the strong relationships between our store associates and customers.

Leverage Our Omni-Channel Capabilities

We continue to make significant investments in the development of our integrated, omni-channel strategy which is designed to provide customers a seamless retail experience together with the ability to shop when and where they want, including retail stores, outlet stores, online and mobile. Our omni-channel investments will enable us to address multiple customer touch points to drive spend and build brand affinity by providing a comprehensive view of our customer and our merchandise assortment and depth.

In the second quarter of fiscal 2016, we launched our new eCommerce website to serve as a valuable tool for our customers and to provide improved product and visual presentation, additional site navigation tools, a simplified check out process, and product recommendations. As of the end of the third quarter, we have rolled out new point-of-sale hardware to approximately one half of our store portfolio with the remaining conversions scheduled to occur in the fourth quarter.

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

As we continue to execute our MPW store conversions as part of our strategic initiatives, we have made changes to the base store populations that comprise comparable stores, as illustrated in the table below:

	October 29, 2016			October 31, 2015
Stores by Format	Total Store Count	Comparable Sales Stores	% of Comparable Sales Stores	Total Store Count	Comparable Sales Stores	% of Comparable Sales Stores
MPW	314	293	93%	314	139	44%
Outlet	82	67	82%	74	42	57%
Christopher and Banks	55	55	100%	79	79	100%
C.J. Banks	53	53	100%	71	71	100%
Total Stores	504	468	93%	538	331	62%

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

Our critical accounting policies can be found in Note 1 - Nature of Business and Significant Accounting Policies, to the condensed consolidated financial statements contained in Item 8 of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016. There have been no significant changes to our critical accounting policies or estimates in the first thirty-nine weeks of fiscal 2016.

Third Quarter Fiscal 2016 Results of Operations

The following table presents selected consolidated financial data for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015:

	Thirteen Weeks Ended
(dollars in thousands)	October 29, 2016	October 31, 2015
Net sales	$106,668	$103,641
Merchandise, buying and occupancy costs	67,447	66,519
Gross profit	39,221	37,122
Other operating expenses:
Selling, general and administrative	32,483	33,604
Depreciation and amortization	3,119	3,116
Impairment of store assets	—	67
Total other operating expenses	35,602	36,787
Operating income	3,619	335
Interest expense, net	(44)	(36)
Income before income taxes	3,575	299
Income tax provision	82	614
Net income (loss)	$3,493	$(315)

	Thirteen Weeks Ended
Rates as a percentage of net sales	October 29, 2016	October 31, 2015
Gross margin	36.8%	35.8%
Selling, general, and administrative	30.5%	32.4%
Depreciation and amortization	2.9%	3.0%
Operating income	3.4%	0.3%

Third Quarter Fiscal 2016 Summary

•	Comparable sales increased 4.5% compared to a 6.7% decrease in the same period last year;

•	eCommerce sales increased 16.3% compared to a 30.6% increase the same period last year

•	Sales per store increased 7.0% and sales per square foot increased 5.3% compared to the same period last year;

•	Net income aggregated to $3.5 million, a $0.09 income per share, compared to a net loss of $0.3 million, or a $0.01 loss per share, for the comparable prior year period;

•
Net cash flow used in operating activities in the third quarter of fiscal 2016 totaled $0.2 million, an increase of $0.2 million, compared to neutral net cash flow in the third quarter of fiscal 2015; and

•	As of October 29, 2016, we held $25.9 million of cash, cash equivalents, and investments, compared to $34.5 million as of January 30, 2016.

Net Sales

	Thirteen Weeks Ended
Net sales (in thousands):	October 29, 2016	October 31, 2015	% Change
Net sales	$106,668	$103,641	2.9%

The components of the 2.9% net sales increase in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015 were as follows:

Thirteen Weeks Ended
Sales change components	October 29, 2016
Number of transactions	(3.2)%
Units per transaction	(0.5)%
Average unit retail price	6.5%
Other	0.1%
Total sales driver change increase	2.9%

Thirteen Weeks Ended
Comparable sales	October 29, 2016
Comparable sales	4.5%

Sales increased in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015, primarily due to an increase in average unit retail price leading to growth in eCommerce sales and full-price comp stores supported by a balanced merchandise assortment, including depth in key merchandise categories, effective merchandise promotions, and compelling visual presentations. We were able to offset the 5.1% decrease in average store count and continued mall traffic declines through an improved conversion rate and higher eCommerce transactions. The sales increase was partly tempered by softness in our Outlet channel, unseasonably warm weather, and underperformance in certain categories.

To supplement our comparable sales measure, we also monitor changes in other store sales metrics as illustrated in the table below:

Thirteen Weeks Ended
Store metrics	October 29, 2016
Net sales per store % change	7.0%
Net sales per square foot % change	5.3%

Net sales per store and net sales per square foot percentage increased compared to the same period last year, mainly attributable to an increase in average unit retail price and higher conversion rate, partly offset by a decrease in the number of transactions.

Store count, openings, closings, and square footage for our stores for the third quarter of fiscal 2016 were as follows:

	Store Count						Square Footage (1)
	July 30,			MPW	October 29,	Avg Store	October 29,	July 30,
Stores by Format	2016	Open	Close	Conversions	2016	Count	2016	2016
MPW	315	1	(2)	—	314	315	1,204	1,206
Outlet	83	—	(1)	—	82	83	329	333
Christopher and Banks	55	—	—	—	55	55	182	182
C.J. Banks	53	—	—	—	53	53	190	190
Total Stores	506	1	(3)	—	504	506	1,905	1,911

(1)	Square footage presented in thousands

Average store count in the third quarter of fiscal 2016 was 506 stores compared to an average store count of 533 stores in the third quarter of fiscal 2015, a 5.1% decrease. Average square footage in the third quarter of fiscal 2016 decreased 3.6% compared to the third quarter of fiscal 2015.

Gross Profit

	Thirteen Weeks Ended
Gross profit	October 29, 2016	October 31, 2015	Change
Gross profit	$39,221	$37,122	$2,099
Gross margin rate as a percentage of net sales	36.8%	35.8%	1.0%

Gross margin rate increased 95 basis points primarily due to the effects of sales leverage on occupancy expenses and slightly higher merchandise margins. Merchandise margin rate improvement is attributable to the benefit of higher initial markups, partly offset by a mix shift in merchandise categories.

To supplement our gross profit analysis, we also monitor changes in other store profit metrics as illustrated in the table below:

Thirteen Weeks Ended
Store metrics	October 29, 2016
Gross profit per store % change	8.0%
Gross profit per square foot % change	6.2%

Gross profit per store and gross profit per square foot percentage increased, primarily due to the increase net sales and gross margin rate.

Selling, General, and Administrative (“SG&A”) Expenses

	Thirteen Weeks Ended
Selling, general, and administrative	October 29, 2016	October 31, 2015	Change
Selling, general, and administrative	$32,483	$33,604	$(1,121)
SG&A rate as a percentage of net sales	30.5%	32.4%	(1.9)%

SG&A expenses decreased in the third quarter of fiscal 2016 as compared to the third quarter of fiscal 2015 primarily due to reduced store operational expenses of $0.8 million, lower professional and advisory fees of $0.7 million, lower medical costs of $0.3 million, and a decrease in net employee compensation of $0.2 million, partly offset by higher eCommerce operational costs of $0.5 million and incremental marketing expense of $0.4 million. The SG&A rate decreased approximately 190 basis points mainly due to sales leverage and decreased SG&A spend.

Depreciation and Amortization (“D&A”)

	Thirteen Weeks Ended
Depreciation and amortization	October 29, 2016	October 31, 2015	Change
Depreciation and amortization	$3,119	$3,116	$3
D&A rate as a percentage of net sales	2.9%	3.0%	(0.1)%

Depreciation and amortization expense was flat primarily due to stabilization in store portfolio and progress made in technology solutions supporting new omni-channel capabilities.

Impairment of Store Assets

	Thirteen Weeks Ended
Impairment of store assets	October 29, 2016	October 31, 2015	Change
Impairment of store assets	$—	$67	$(67)

There were no non-cash impairment charges related to long-lived assets.

Operating Income

	Thirteen Weeks Ended
Operating income	October 29, 2016	October 31, 2015	Change
Operating income	$3,619	$335	$3,284
Operating income rate as a percentage of net sales	3.4%	0.3%	3.1%

Our operating income increased in the third quarter of fiscal 2016 compared to the same period last year primarily due to a net sales increase of 2.9%, a gross margin rate increase of 95 basis points, and lower SG&A expenses of $1.1 million mainly attributable to reduced store operational expenses and lower professional and advisory fees, partly offset by higher eCommerce operational costs.

Interest expense, net

	Thirteen Weeks Ended
Interest expense, net	October 29, 2016	October 31, 2015	Change
Interest expense, net	$44	$36	$8
Interest expense, net rate as a percentage of net sales	*	*	*

*Calculated results not meaningful

The change in interest expense, net is not material.

Income Tax Provision

	Thirteen Weeks Ended
Income tax provision	October 29, 2016	October 31, 2015	Change
Income tax provision	$82	$614	$(532)
Income tax rate as a percentage of net sales	0.1%	0.6%	(0.5)%

We recorded income tax expense of approximately $0.1 million, with an effective tax rate of 2.3% for the thirteen weeks ended October 29, 2016. For the thirteen weeks ended October 31, 2015, we recorded an income tax expense of approximately $0.6 million. The decrease in the effective tax rate reflects the impact of the valuation allowance on our deferred tax assets and the impact of permanent differences and state income taxes.

Net earnings

	Thirteen Weeks Ended
Net income (loss)	October 29, 2016	October 31, 2015	Change
Net income (loss)	$3,493	$(315)	$3,808
Net income (loss) rate as a percentage of net sales	3.3%	(0.3)%	3.6%

Our net income increased in the third quarter of fiscal 2016 compared to a net loss in the same period last year, primarily due to a net sales increase of 2.9%, a higher gross margin rate and lower SG&A.

Year-to-Date Fiscal 2016 Results of Operations

The following table presents selected consolidated financial data for the first thirty-nine weeks of fiscal 2016 compared to the first thirty-nine weeks of fiscal 2015:

	Thirty-Nine Weeks Ended
(dollars in thousands)	October 29, 2016	October 31, 2015
Net sales	$296,625	$289,259
Merchandise, buying and occupancy costs	189,543	188,992
Gross profit	107,082	100,267
Other operating expenses:
Selling, general and administrative	98,585	95,223
Depreciation and amortization	9,116	8,733
Impairment of store assets	476	182
Total other operating expenses	108,177	104,138
Operating loss	(1,095)	(3,871)
Interest expense, net	(126)	(76)
Other income	911	—
Loss before income taxes	(310)	(3,947)
Income tax provision (benefit)	249	(1,480)
Net loss	$(559)	$(2,467)

	Thirty-Nine Weeks Ended
Rates as a percentage of net sales	October 29, 2016	October 31, 2015
Gross margin	36.1%	34.7%
Selling, general, and administrative	33.2%	32.9%
Depreciation and amortization	3.1%	3.0%
Operating loss	(0.4)%	(1.3)%

Year-to-Date Fiscal 2016 Summary

•	Comparable sales increased 1.0% compared to a 11.4% decrease in the same period last year;

•	eCommerce sales increased 22.3% compared to a 14.9% increase in the same period last year;

•	Sales per store increased 3.5%, while sales per square foot increased 0.4%, compared to the same period last year;

•	Net loss aggregated to $0.6 million, a $0.02 loss per share, compared to a net loss of $2.5 million, or a $0.07 loss per share, for the prior year period; and

•
Net cash flow used in operating activities in the first thirty-nine weeks of fiscal 2016 totaled $0.8 million, a decrease of $2.4 million, compared to the net cash flow used of $3.2 million in the first thirty-nine weeks of fiscal 2015.

Net Sales

	Thirty-Nine Weeks Ended
Net sales (in thousands):	October 29, 2016	October 31, 2015	% Change
Net sales	$296,625	$289,259	2.5%

The components of the 2.5% net sales increase in the first thirty-nine weeks of fiscal 2016 compared to the first thirty-nine weeks of fiscal 2015 were as follows:

Thirty-Nine Weeks Ended
Sales change components	October 29, 2016
Number of transactions	(3.7)%
Units per transaction	1.5%
Average unit retail price	4.7%
Total sales driver change increase	2.5%

Thirty-Nine Weeks Ended
Comparable sales	October 29, 2016
Comparable sales	1.0%

Sales increased in the first thirty-nine weeks of fiscal 2016 compared to the same period of fiscal 2015, primarily due to a balanced merchandise assortment, including depth in key merchandise categories, compelling visual presentations, and the absence of labor issues at West Coast ports which caused a disruption to our merchandise flow in late fiscal 2014 through the first part of fiscal 2015. The number of transactions decreased 3.7% due to a 2.7% decrease in average store count and continued deceleration in mall traffic, partly offset by higher conversion rates. The sales increase was partly tempered by softness in our Outlet channel, unseasonably warm weather, and underperformance in certain product categories.

To supplement our comparable sales measure, we also monitor changes in other store sales metrics as illustrated in the table below:

Thirty-Nine Weeks Ended
Store metrics	October 29, 2016
Net sales per store % change	3.5%
Net sales per square foot % change	0.4%

Net sales per store and net sales per square foot percentage increased compared to the same period last year, mainly attributable to an increase in average unit retail price, increase in units per transaction rate, and higher conversion rate, partly offset by a decrease in the number of transactions.

Store count, openings, closings, and square footage for our stores for the first thirty-nine weeks of fiscal 2016 were as follows:

	Store Count						Square Footage (1)
	January 30,			MPW	October 29,	Avg Store	October 29,	January 30,
Stores by Format	2016	Open	Close	Conversions	2016	Count	2016	2016
MPW	314	3	(8)	5	314	315	1,204	1,193
Outlet	77	6	(1)	—	82	81	329	311
Christopher and Banks	67	—	(7)	(5)	55	59	182	221
C.J. Banks	60	—	(3)	(4)	53	55	190	214
Total Stores	518	9	(19)	(4)	504	510	1,905	1,939

(1)	Square footage presented in thousands

Average store count in the first thirty-nine weeks of fiscal 2016 was 510 stores compared to an average store count of 524 stores in the same period of fiscal 2015, a decrease of 2.7%. Average square footage in the first thirty-nine weeks of fiscal 2016 increased 0.3% compared to the same period of fiscal 2015.

Gross Profit

	Thirty-Nine Weeks Ended
Gross profit	October 29, 2016	October 31, 2015	Change
Gross profit	$107,082	$100,267	$6,815
Gross margin rate as a percentage of net sales	36.1%	34.7%	1.4%

Gross margin rate increased 144 basis points, primarily due to higher merchandise margins and the effects of sales leverage partly offset by higher eCommerce freight charges resulting from higher sales volume. Merchandise margin rate improvement is attributable to the benefit of higher initial mark-ups.

To supplement our gross profit analysis, we also monitor changes in other store profit metrics as illustrated in the table below:

Thirty-Nine Weeks Ended
Store metrics	October 29, 2016
Gross profit per store % change	6.3%
Gross profit per square foot % change	3.0%

Gross profit per store and gross profit per square foot percentage increased, primarily due to the gross margin rate increase due to higher merchandise margins and higher sales.

Selling, General, and Administrative (“SG&A”) Expenses

	Thirty-Nine Weeks Ended
Selling, general, and administrative	October 29, 2016	October 31, 2015	Change
Selling, general, and administrative	$98,585	$95,223	$3,362
SG&A rate as a percentage of net sales	33.2%	32.9%	0.3%

SG&A expenses increased in the first thirty-nine weeks of fiscal 2016 as compared to the same period of fiscal 2015, primarily due to incremental marketing expenses of $1.9 million, including investments in brand awareness and the add back of a direct mailer, higher medical costs of $1.0 million, higher eCommerce operational costs of $0.9 million, and higher net employee compensation expenses of $0.4 million, partly offset by reduced store operational spend of $1.6 million and lower professional fees of $0.6 million. For the first thirty-nine weeks of fiscal 2016, non-recurring charges totaled $2.2 million, including advisory fees of $1.5 million in connection with shareholder activism and eCommerce transition costs to a new platform of $0.7 million, compared to non-recurring advisory fees of $0.7 million in the same period last year. The SG&A rate increased 32 basis points mainly due to increased SG&A spend partly offset by sales leverage.

Depreciation and Amortization (“D&A”)

	Thirty-Nine Weeks Ended
Depreciation and amortization	October 29, 2016	October 31, 2015	Change
Depreciation and amortization	$9,116	$8,733	$383
D&A rate as a percentage of net sales	3.1%	3.0%	0.1%

Depreciation and amortization expense increased, primarily due to the effects of new stores, MPW store conversions, and the deployment of technology solutions, including new omni-channel capabilities.

Impairment of Store Assets

	Thirty-Nine Weeks Ended
Impairment of Store Assets	October 29, 2016	October 31, 2015	Change
Impairment of Store Assets	$476	$182	$294

We recorded non-cash impairment charges related to long-lived assets held at a small number of store locations.

Operating Loss

	Thirty-Nine Weeks Ended
Operating loss	October 29, 2016	October 31, 2015	Change
Operating loss	$(1,095)	$(3,871)	$2,776
Operating loss rate as a percentage of net sales	(0.4)%	(1.3)%	0.9%

Our operating loss decreased in the first thirty-nine weeks of fiscal 2016 compared to the same period last year, primarily due to an increase in sales and a gross margin rate increase of 144 basis points, partly offset by higher net operating expenses of $3.4 million. For the first thirty-nine weeks of fiscal 2016, non-recurring charges totaled $2.2 million compared to $0.7 million in the same period last year.

Interest expense, net

	Thirty-Nine Weeks Ended
Interest expense, net	October 29, 2016	October 31, 2015	Change
Interest expense, net	$126	$76	$50
Interest expense, net rate as a percentage of net sales	*	*	*

The change in interest expense, net is not material.

Other income

	Thirty-Nine Weeks Ended
Other income	October 29, 2016	October 31, 2015	Change
Other income	$911	$—	$911
Other income rate	0.3%	—%	0.3%

Other income in the first thirty-nine weeks of fiscal 2016 reflects the receipt of proceeds from company-owned life insurance.

Income Tax Provision

	Thirty-Nine Weeks Ended
Income tax provision (benefit)	October 29, 2016	October 31, 2015	Change
Income tax provision (benefit)	$249	$(1,480)	$1,729
Income tax rate as a percentage of net sales	0.1%	(0.5)%	0.6%

We recorded income tax expense of approximately $0.2 million, for the first thirty-nine weeks of fiscal 2016 compared to an income tax benefit of approximately $1.5 million for the same period of fiscal 2015. The change in the effective tax rate reflects the impact of the valuation allowance on our deferred tax assets, as well as the impact of permanent differences and state income taxes.

Net earnings

	Thirty-Nine Weeks Ended
Net loss	October 29, 2016	October 31, 2015	Change
Net loss	$(559)	$(2,467)	$1,908
Net loss rate as a percentage of net sales	(0.2)%	(0.9)%	0.7%

Our net loss decrease in the first thirty-nine weeks of fiscal 2016 compared to in the same period last year is primarily due to a 2.5% increase in sales and a gross margin rate increase, partly offset by higher net SG&A.

Fourth Quarter 2016 Outlook

Based on sales trends through November, we expect fourth quarter net sales of between $93.0 million and $97.0 million, compared to $94.6 million in the fourth quarter of fiscal 2015.

Depreciation and Amortization is expected to be approximately $3.4 million compared to $3.3 million in last year's fourth quarter.

We expect a net loss of $4.1 million to $5.9 million or $0.11 to $0.16 per share, as compared to a net loss of $46.6 million or $1.26 per share in last year’s fourth quarter, which included a $37.5 million or $1.02 per share valuation allowance for deferred tax assets.

We expect on hand inventory, at cost, to decline by low single digits compared to the end of the fourth quarter of fiscal 2015.

During the fourth quarter, we anticipate closing six MPW stores and closing 24 CB and CJ stores and converting them into 12 MPW stores. The total average square footage is expected to be down 5.0% year over year. No new stores are planned for the fourth quarter.

2016 Outlook

We expect total average square footage for the year to be down approximately 1.6% as compared to fiscal 2015.

We expect capital expenditures for the year to be between $12 million and $12.5 million, representing investments in new stores as well as capital expenditures associated with completing the technology aspect of our Customer First initiative. We expect our taxes for the year to be nominal and to represent minimum fees and taxes.

We anticipate ending the year with cash, cash equivalents and investments in the low to mid $30 million range, as compared to $34.5 million at the end of last year’s fourth quarter.

Preliminary 2017 Comments

Looking forward to 2017, we expect sales increases to be largely driven by our eCommerce channel and Outlet stores. We also expect our MPW and outlet stores to generate positive comps. We expect our total average square footage to be down approximately 4.0% for the year.

In addition to the initiatives we are undertaking to increase sales, we continue to focus on improving our cash flow. After several years of investing in technology and stores, we intend to optimize these investments in fiscal 2017 and reduce capital outlays. We are also taking a close look at our costs and identifying opportunities for additional savings in a number of areas, including occupancy, increased efficiencies in processes and contract negotiations. Our preliminary assessment suggests there is an opportunity for net savings in fiscal 2017 of approximately $5.0 million to $7.0 million, before giving effect to the costs the Company would incur in connection with potential growth in overall sales.

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

The following table summarizes our cash and cash equivalents and investments as of October 29, 2016 and January 30, 2016:

(in thousands)	October 29, 2016	January 30, 2016
Cash and cash equivalents	$25,882	$31,506
Short-term investments	—	3,015
Total cash, cash equivalents and investments	$25,882	$34,521

The $8.6 million decrease in cash and cash equivalents and investments is mainly attributable to our use of cash to invest in new stores, MPW store conversions and omni-channel capabilities, in addition to higher advisory fees in connection with shareholder activism.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the first thirty-nine weeks of fiscal 2016 compared to the same period of 2015:

	Thirty-Nine Weeks Ended
(in thousands)	October 29, 2016	October 31, 2015
Net cash used in operating activities	$(764)	$(3,216)
Net cash used in investing activities	(4,854)	(9,634)
Net cash used in financing activities	(6)	(26)
Net decrease in cash and cash equivalents	$(5,624)	$(12,876)

Operating Activities

The decrease in cash used in operating activities in the first thirty-nine weeks of fiscal 2016 compared to the same period of fiscal 2015 was primarily due to changes in working capital and other non-cash charges and a decrease in the net loss for the thirty-nine week period. The changes in working capital primarily reflect an increase in accrued liabilities, primarily due to higher eCommerce service contract obligations, which were partly offset by increased inventory levels due to the timing of in-transit inventories.

Investing Activities

The decrease in cash used in investing activities in the first thirty-nine weeks of fiscal 2016 compared to the same period of fiscal 2015 was mainly attributable to a deceleration in the pace of investments in new stores and MPW store conversions. Capital expenditures for the first thirty-nine weeks of fiscal 2016 were approximately $8.8 million, which reflected investments in new stores and in technology associated with our Customer First initiative.

Financing Activities

Financing activities in the first thirty-nine weeks of fiscal 2016 and 2015 were mostly limited to a small number of shares redeemed by employees to satisfy payroll tax obligations in connection with the vesting of those shares and a small number of stock option exercises.

We did not pay any dividends in the first thirty-nine weeks of fiscal 2016.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, investments and our Credit Facility are our most significant sources of liquidity. We believe that our sources of liquidity will be sufficient to sustain operations and to finance anticipated capital investments and strategic initiatives over the next twelve months. However, in the event our liquidity is not sufficient to meet our operating needs, we may be required to limit our spending or seek additional sources of liquidity. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our Credit Facility or obtain additional financing, if necessary, on favorable terms.

See Note 6 - Credit Facility for additional details regarding our Credit Facility, including a description of the sole financial covenant, with which we were in compliance as of October 29, 2016.

Sourcing

There have been no material changes to our ratio of imports to total merchandise purchases or concentration of supplier purchases in the thirty-nine weeks ended October 29, 2016 compared to the fiscal 2015 year ended January 30, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to, and management of our market risks, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016. There have been no material changes to our exposure to, and management of our market risks in the thirteen weeks ended October 29, 2016.

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

The Company carried out an evaluation as of the end of the period covered by this report (the “Evaluation Date”), under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of October 29, 2016.

Changes in Internal Controls

There were no significant changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the Evaluation Date. Furthermore, there was no change in our internal control over financial reporting during the quarter ended October 29, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business. The ultimate resolution of such matters is inherently uncertain and for some matters, we are currently unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of these uncertainties. Although the amount of any liability that could arise with respect to such matters cannot be accurately predicted, the Company does not currently believe that the resolution of any pending matter will have a material adverse effect on its financial position, results of operations or liquidity.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit	Description
14.1	Code of Conduct of Christopher & Banks Corporation (incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K filed on November 18, 2016)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Financial statements from the Quarterly Report on Form 10-Q of Christopher & Banks Corporation for the fiscal quarter ended October 29, 2016, formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements

*   Filed with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated: December 2, 2016	By:	/s/ LuAnn Via
LuAnn Via
President and Chief Executive Officer
(Principal Executive Officer)

Dated: December 2, 2016	By:	/s/ Peter G. Michielutti
Peter G. Michielutti
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)