Form 10-K
period 2017-01-28
CHRISTOPHER & BANKS CORP
filed 2017-03-16
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2017
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  YES  ☒  NO

The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant as of July 29, 2016,  was approximately $66.4 million based on the closing price of such stock as quoted on the New York Stock Exchange ($2.03) on such date.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, was 37,620,418 as of March 10, 2017 (excluding treasury shares of approximately 9.8 million).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held (the “Proxy Statement”) are incorporated by reference into Part III.

CHRISTOPHER & BANKS CORPORATION
2016 ANNUAL REPORT ON FORM 10-K

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

We offer merchandise assortments that reflect a balance of novelty and basic core pieces, at affordable prices. We emphasize comfort and easy care in classic and relevant fashions with a consistent fit. To differentiate ourselves from our competitors, our buyers, working in conjunction with our product development teams, strive to create a merchandise assortment of coordinated outfits, the majority of which are manufactured exclusively for us under our proprietary Christopher & Banks ® and C.J. Banks ® names.

Our Store Formats

Our Christopher and Banks (“CB”) stores offer merchandise assortments in women’s apparel and accessories for missy sizes 4 to 16 and petite sizes 4P to 16P.

Our C.J. Banks (“CJ”) stores offer merchandise assortments in similar women’s apparel and accessories for women’s sizes 14W to 26W.

Our Missy, Petite, Women (“MPW”) stores, outlet stores, and online store offer merchandise assortments from both Christopher and Banks and C.J. Banks in all three size ranges resulting in greater opportunity to service our customers and improve our store productivity.

Our Vision

Our vision is to be our customer’s trusted brand by delivering style and value every day.

Our Mission

Our mission is to provide her with the style and versatility that reflects who she is, the lasting quality and affordable value that she expects, and the personalized attention that she deserves.

Our Strategy

Our overall business strategy is to build sustainable, long-term revenue growth and more consistent profitability through the following strategic initiatives:

•	Offer a differentiated product assortment

•	Increase customer loyalty, acquire new customers, and recapture lapsed customers

•	Leverage our omni-channel capabilities

Offer a differentiated product assortment
We are committed to ensuring we consistently meet our customers’ needs with a differentiated merchandise assortment that fits her lifestyle at a recognizable value. We intend to increase the flow of our fashion offering and provide a more versatile assortment to encourage our customers to shop more frequently and buy more when she visits. To further support the newness of our merchandise presentations, we are analyzing our promotional cadence and adjusting our markdown strategy to emphasize rapid inventory turnover to keep merchandise fresh and current.

Increase customer loyalty, acquire new customers, and recapture lapsed customers
We have a very loyal customer base that is highly engaged. As such, we will continue to leverage our direct and digital marketing channels to encourage additional customer visits and increased spending per visit.

We continue to be focused on maximizing the benefits of our customer relationship management (“CRM”) database, Friendship Rewards Loyalty Program (“Friendship Rewards”), and private-label credit card program to strengthen engagement with our customers. Our Friendship Rewards program, in conjunction with our CRM system, allows us to personalize communications and customize our offers.

We are accelerating our efforts to re-engage customers that stopped shopping following the migration of their local CB or CJ store to the MPW format through targeted communications. We are also working to gain new customers and brand awareness through increased investments in digital paid media, and earned media. Additionally, progress is being made to increase the frequency of store grass root events that will continue to capitalize on the strong relationships between our store associates and customers. In fiscal 2017, we plan to launch a “refer a friend” program to incentivize customers to introduce their friends to our brand.

Leverage Our Omni-Channel Capabilities
We will capitalize on investments made in our integrated, omni-channel strategy which is designed to provide customers a seamless retail experience together with the ability to shop when and where they want, including retail stores, outlet stores, online and mobile. These investments enable us to address multiple customer touch points to drive spend and build brand affinity by providing a comprehensive view of our customer and our merchandise assortment and depth.

In fiscal 2017, we expect continued growth in eCommerce by leveraging our new platform launched in fiscal 2016, including improving personalization and enhanced site experiences. New omni-channel capabilities, including new fulfillment functionality, store grading and localized assortment planning, will support improved management of the receipt, allocation, and distribution of merchandise.

Our Merchandise

Our merchandise assortments include mostly exclusive designs of women’s apparel, generally consisting of casual clothing, everyday basics, wear-to-work, leisure / active wear, and seasonal sleepwear in missy, petite and women sizes. The Company also offers a selection of jewelry and accessories to complement our customer’s wardrobe.

While each store offers a base merchandise assortment, store assortments vary to reflect individual store demands and local market preferences. We design our products and merchandise them in our stores and through our website in a coordinated manner intended to drive the number of units per transaction. On average, our customers purchase two to three items per transaction.

Our Operations

All of the Company operations are located in the United States. Merchandise selection, pricing and promotions, procurement and sourcing, marketing and advertising, and labor deployment across all channels are centrally managed at our corporate headquarters. In addition, functional support capabilities (e.g. human resources, finance, legal) are also performed at our corporate location. We also have field operations that support our retail teams. Our retail stores have procedures for transaction processing, customer experience, merchandise display, inventory management, asset protection, and staff training.

Our Stores

As of January 28, 2017, we operated 484 stores in 45 states. The following table illustrates the change in store count and store format by fiscal year:

Store Count Rollforward	2016	2015	2014	2013	2012
Stores as beginning of year	518	518	560	608	686
Opened	9	42	23	8	7
Closed	(27)	(19)	(21)	(35)	(85)
Conversions	(16)	(23)	(44)	(21)	—
Stores at end of year	484	518	518	560	608

Stores by Format	2016	2015	2014	2013	2012
MPW	318	314	216	61	40
Outlet	82	77	44	31	25
Christopher and Banks	43	67	173	333	383
CJ Banks	41	60	85	135	160
Total Stores	484	518	518	560	608

We continue to evaluate the timing of converting the remaining CB stores and CJ stores to MPW stores. MPW stores provide a unified store format that simplifies merchandising and allocations processes, enhances the customer experience, and enables more economies of scale across functions.

Outlet stores play a distinct role in the store fleet and are an important growth lever. These stores enable us to expand our customer reach to new geographies and heighten brand awareness among existing and new customers. Our outlet stores contain a mixture of base store merchandise, made-for-outlet merchandise, and clearance merchandise. Due to the significant growth in the number of outlets in the past two years coupled with softening financial results, our focus in the near term will shift to stabilizing and improving this channel's productivity. Progress is expected to be made through a differentiated product assortment, including increased depth in novelty fashion items, at a compelling price value proposition. Work is underway to optimize the flow of clearance inventory to outlets ahead of key holiday periods. These outlet initiatives will be managed through the allocation of additional resources.

Our Website

Our website at www.christopherandbanks.com provides customers the ability to browse our offerings, locate our stores, and order merchandise online. Our website is designed to be an extension of our brand and is key to our developing omni-channel strategy. The online merchandise assortment consists of a combination of exclusive styles as well as special sizes and lengths. We offer online customers the option to return items in our stores. In fiscal 2016, we launched our new eCommerce website to serve as a valuable tool for our customers and to provide improved product and visual presentation, additional site navigation tools, a simplified check out process, and product recommendations. In fiscal 2017, we expect to leverage our new website capabilities to facilitate continued growth in on-line sales.

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

Global Sourcing and Product Sourcing

We utilize a broad base of manufacturers located throughout the world that we believe produce goods at the level of quality that our customers desire at a competitive cost. For the most recently completed fiscal year, our ten largest suppliers accounted for approximately 73% of the merchandise we purchased, and our two largest suppliers accounted for 28% and 9% of our goods respectively.

We purchase our merchandise using individual purchase orders and, therefore, are not subject to long-term production contracts with any of our vendors, manufacturers, or buying agents. We intend to continue our efforts to optimize our purchasing power with consideration for the potential risk of limiting our manufacturing flexibility.

We may take ownership of product in the foreign country where the factory is located, at a designated point of entry into the United States, or at our distribution center depending on the specific terms of the sale. Most of our sourcing activities are performed by a single-shared sourcing and procurement function. We believe that this function, working in concert with our key supply chain partners, will deliver high quality apparel and accessories at a lower cost while providing the opportunity to minimize freight costs through consolidation. We believe that the decision to centralize our sourcing and procurement operations has helped us mitigate the impact of higher sourcing costs.

Typical lead times for delivery of our merchandise are 90 to 150 days from the date of order placement, however we have the ability to expedite the sourcing of merchandise in those cases where we see an opportunity to garner incremental sales on those items that have resonated with our customer. In addition, we will make purchases domestically when demand warrants.

We expect product costs, including the cost of cotton, to remain relatively constant in fiscal 2017.

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

In fiscal 2016, we made significant investments in our omni-channel capabilities, including the roll out of a new point-of-sale system and the launch of a new eCommerce website. In fiscal 2017, we expect to leverage these investments to further enable us to address multiple customer touch points to drive spend and build brand affinity.

Employees

As of January 28, 2017, we employed approximately 4,100 associates, approximately 32% of whom were full-time employees and the balance of whom were part-time employees. The number of part-time employees fluctuates during peak selling periods. Approximately 220 of our associates are employed at our corporate office and distribution center facility, with the majority of the associate population employed in our store field organization. We have no collective bargaining agreements covering any of our employees, have never experienced a work stoppage and are unaware of any efforts or plans to organize our employees. We consider relations with our employees to be good.

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

Our Corporate Governance Guidelines, Code of Conduct, and our Board of Directors' committee charters are also available free of charge at our investor relations website.

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

The demand for our products is influenced by national, regional and local economic factors, and how those factors in turn influence consumer spending levels. Apparel retailing is a volatile industry that is highly dependent upon the overall level of consumer spending. Purchases of specialty apparel and related goods tend to be highly correlated with levels of disposable income for consumers and overall consumer confidence. Because apparel generally is a discretionary purchase, declines in consumer spending may have a more negative effect on apparel retailers than on other retailers.

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

In addition, economic conditions could negatively impact the Company's retail landlords and their ability to maintain their shopping centers, including a high level of sustained occupancy, and otherwise perform their obligations, which in turn could negatively impact our sales, results of operations and cash flow.

The ability to attract customers to our stores that are located in regional malls and other shopping centers depends heavily on the attractiveness of the malls and the centers in which our stores are located, and any decrease in customer traffic to and occupancy at these malls and centers could cause our sales to be less than expected, which could adversely affect our results of operations and cash flow.

The majority of our current stores are located in shopping malls and other retail centers. Sales at these stores are derived in considerable part from the volume of traffic generated in those malls or retail centers and surrounding areas. To take advantage of customer traffic and the shopping preferences of our customers, we need to maintain or acquire stores in desirable locations where competition for suitable store locations may be strong. Our stores benefit from the ability of nearby tenants to generate consumer traffic near our stores, and the continuing popularity of the regional malls and outlet, lifestyle and power centers where our stores are located. Customer traffic and, in turn, our sales volume may be adversely affected by a wide variety of factors. A continued reduction in customer traffic could result in lower sales and leave us with excess inventory. In such circumstances, we may have to respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which could adversely impact our financial results and business.

Improving our store productivity will be largely dependent upon the performance of our missy, petite and women’s format (“MPW stores”) including our outlet stores, as well as in maintaining or increasing customer traffic in our stores and converting that traffic into sales.

Improving the performance of our existing stores, in particular outlets, and optimizing our store productivity is critical to improving our sales and returning to profitability. Over the past several years, the Company has opened a number of outlet stores and either opened or converted existing stores into MPW stores such that approximately 83% of our stores (including outlets) at fiscal year-end were in the MPW format, up from 75% at the end of the prior fiscal year. If we are unable to improve the overall performance and store productivity of the MPW stores, our revenues, margins, liquidity and results of operations could be adversely affected.

We are subject to risks associated with leasing all of our store locations.

We currently lease all of our store locations. Our leases range from month-to-month to approximately ten years in length. A number of our leases have early termination provisions that apply if we do not achieve specified sales levels after an initial term and, in some cases, allow us to pay rent based on a percent of sales if we fail to achieve certain specified sales levels. The leases for approximately 33% of our store base expire between February 1, 2017 and January 31, 2018, including those leases which are month to month. We believe that, over the last few years, we have generally been able to negotiate favorable rental rates and extend leases due, in part, to the state of the economy and higher than usual vacancy rates. It is possible this trend may not continue and that we may not be able to renew our leases on as favorable terms, or in certain circumstances, at all. As a result, we may need to pay higher occupancy costs or close stores, which could adversely impact our financial performance, results of operations and ability to generate positive cash flow.

Our business has recently undergone a change in Chief Executive Officer (“CEO”) and changes to our business operations are expected to follow. If we do not successfully implement and adapt to these changes, it could have a material adverse effect on our business.

During the fourth fiscal quarter, LuAnn Via, CEO left the Company, Joel Waller was named interim President & CEO and we announced a search for a permanent CEO. In connection with the recent change in management, and potentially following the hiring of a permanent CEO, we anticipate that there will be changes to the Company’s operations as well as with respect to its key strategies and tactical initiatives. If we do not successfully implement and adapt to these changes they may not lead to the desired improvement in our business and results of operation. This in turn, could have a material adverse effect on our business.

If we are unable to increase sales and achieve and sustain an acceptable level of gross margin, it could have a material adverse impact on our business, profitability and liquidity.

We experienced a significant shortfall in sales in the fourth fiscal quarter which had a negative impact on our financial results. For the full fiscal year total sales, comparable stores sales and gross margin were slightly below or flat as compared to fiscal 2015 results. Our ability to reverse this trend and improve our sales performance and gross margin is subject to a variety of challenges. The apparel industry is subject to significant pricing pressure caused by many factors. These factors may cause us to reduce our sales prices to consumers, which could cause our overall sales and gross margin to decline further if we are unable to appropriately manage inventory levels and/or otherwise offset price reductions with comparable reductions in our operating costs or cost of goods. If our sales decline and we fail to sufficiently reduce our product costs or operating expenses, it will adversely impact our gross margin and operating income. This could have a material adverse effect on our results of operations, liquidity and financial condition.

Our fiscal 2017 plan to improve the Company’s financial performance is dependent upon our ability to successfully implement our strategic and tactical initiatives.

The Company’s fiscal 2017 operational plan contemplates modest growth in sales; improved selling, general and administrative expense leverage; and gross margin expansion intended to result in improved operating income as compared to fiscal 2016. Our ability to achieve this plan depends upon a variety of factors, including a number of factors that are beyond our control. If we are unable to successfully implement and execute the strategic and tactical initiatives underlying our fiscal 2017 plan, our results of operations could be adversely affected.

Our sales and results of operations could be adversely affected if we fail to attract, retain or recruit key personnel as well as attract, develop and retain qualified employees.

We are currently searching for a permanent CEO. Our performance is highly dependent on attracting and retaining qualified employees, including our CEO, members of senior management and other key personnel. Our strategy of offering high quality services and assistance to our customers requires a highly trained and engaged workforce. The turnover rate in the retail industry is relatively high, and there is an ongoing need to recruit and train new employees. Factors that affect our ability to maintain sufficient numbers of qualified employees include employee morale, our reputation, unemployment rates, competition from other employers and our ability to offer appropriate compensation packages. A significant amount of turnover of senior management employees with specific knowledge relating to us, our operations and our industry may negatively impact our operations. Also, if we are unable to recruit, train and assimilate a sufficient number of qualified sales associates that may impair our efficiency and effectiveness in serving our customers.

We operate in a highly competitive retail apparel industry. The size and resources of some of our competitors may allow them to compete more effectively than we can, which could reduce our revenues and gross margin.

The women's specialty retail apparel business is highly competitive. We believe we compete primarily with department stores, specialty stores, discount stores, mass merchandisers, and on line businesses that sell women's apparel. Many of our competitors are significantly larger with greater financial, distribution, marketing and other resources available to them, may offer a broader selection of merchandise than we do, and have greater brand recognition and comparatively lower costs of operations. They may be able to adapt to changes in customer preferences more quickly, devote greater resources to the marketing and sale of their products or adopt more aggressive pricing policies than we can. Given their greater financial resources and larger staff, our competitors may be better able to prioritize and manage large or complex projects, as well as respond more quickly to economic, operational, regulatory or organizational changes. Further, we do not typically advertise using television or radio media and thus do not reach customers through methods some of our competitors may use. In addition to competing for sales, we compete for favorable store locations, lease terms and qualified associates. Increased competition in any of these areas may result in higher costs, which could reduce our revenue and gross margins.

Failure to maintain our reputation and brand image or to successfully execute our marketing initiatives could have a negative impact on our business.

Our ability to maintain our brand image and reputation is integral to our business as well as the implementation of strategies to expand it. Maintaining, promoting and growing our brand will depend largely on the success of our design, merchandising and marketing efforts and our ability to provide a consistent, high-quality customer experience. In addition, while our brand is mature, our success depends on our ability to retain existing customers and attract new customers to shop our brand, both in-store and on line. Successful marketing efforts require the ability to reach customers through various methods of communication. A number of our marketing programs are planned well in advance of the date by which the related product is available for sale. If we are unable to accurately predict our customers’ preferences, to utilize their desired mode of communication, or to ensure availability of advertised products that could adversely affect our business and operating results.

In addition, the receipt of negative publicity could adversely impact our brand and the brand loyalty of our customers, which would adversely impact our business.

Our ability to anticipate or react to changing consumer preferences in a timely and accurate manner and offer a compelling product at an attractive price impacts our sales, gross margins and results of operations.

Our success largely depends on our ability to consistently gauge and respond on a timely basis to fashion trends and provide a balanced assortment of merchandise that satisfies changing fashion tastes and our customers’ demands for style, fit, quality and price, which preferences can vary considerably both among our customer demographic and throughout the geographic areas in which we operate. Forecasting consumer demand for our merchandise and allocating the right amount and sizes of such merchandise to individual stores and to our eCommerce business can be challenging. In addition, our merchandise assortment differs from season to season and, at any given time, our assortment may not resonate with our customers in terms of style, fit, quality or price. Generally, we begin the design process for apparel six to eight months before the merchandise is available to customers, and we typically begin to make purchase commitments several months in advance of deliveries to stores. These lead times can make it difficult for us to respond quickly to changes in the demand for our products or to adjust the cost of the product in response to customers' fashion or price preferences. Any missteps may affect merchandise desirability and gross margins, and result in excess inventory levels, which could impair our profitability.

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

We sell merchandise over the Internet through our web site, www.christopherandbanks.com, which represents a growing percentage of our overall net sales. The successful operation of our eCommerce business depends on our ability to maintain the efficient and continuous operation of our eCommerce websites and our fulfillment operations, and to provide a shopping experience that will generate orders and return visits to our site. Our eCommerce operations are subject to numerous risks, including:

•	unanticipated operating problems;

•	rapid technological change;

•	the successful implementation of, and costs to implement, new systems and upgrades including those related to the operation of our new website platform;

•	reliance on third parties with respect to the operation of the website, order fulfillment and customer service and such third parties' computer hardware and software;

•	diversion of sales from our stores;

•	liability for online content;

•
lack of compliance with, or violations of, applicable state or federal laws and regulations, which could lead to litigation or regulatory investigations as well as impact consumer demand for our products;

•	increased or unfavorable governmental regulation of eCommerce (which may include regulation of privacy, data protection, eCommerce payment services, content, accessibility and other related subjects);

•	credit card fraud;

•	system failures or disruptions and security breaches and the costs to address and remedy such failures, disruptions or breaches;

•	lack of sufficient levels of inventory of product or sizes to meet online demand; and

•	untimely delivery of our merchandise to our customers by third parties.

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

The raw materials and labor used to manufacture our products, and our transportation and contract manufacturing labor costs are subject to availability constraints and price volatility. The results of our business operations could suffer due to significant increases or volatility in the prices of certain commodities, including but not limited to cotton, polyester and other items used in the production of our apparel and accessories, as well as fuel, oil and natural gas. Price increases of these items or other inflationary pressures may result in significant cost increases for our raw materials, product components and finished products, as well as increases in the cost of distributing merchandise to our retail locations. Consequently, higher product costs as a result of one or more of these factors could have a negative effect on our gross profits, as we may not be able to pass such costs on to our customers.

Our reliance on foreign sources of production poses various risks.

For the last fiscal year, we directly imported approximately 36% of our merchandise, and much of the merchandise we purchase domestically is made overseas. Substantially all of our directly imported merchandise is manufactured in Asia.

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

•
natural disasters, extreme weather, political or military conflicts, terrorism, disease epidemics and public health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and embargoing or increased scrutiny (and the resulting delays) of goods produced in affected areas.

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

Potential changes in trade relations or tax changes related to the importation of goods could adversely affect our business, financial conditions and results of operations.

A significant portion of our goods are imported, with China representing the largest supplier of such imported goods. President Trump has expressed a dislike for certain international trade agreements, indicated a willingness to reduce trade with China and/or impose higher tariffs on products imported from China and has also discussed changes in our tax code. It is possible the United States may impose new trade or other initiatives that adversely affect the trading status of countries where our apparel is manufactured and such initiatives could include retaliatory duties, higher tariffs or other trade sanctions that, if enacted, would increase the cost of products imported from countries where our suppliers manufacture merchandise. As a result, such goods may no longer be affordable at a commercially attractive price which could result in our seeking new suppliers in countries with which we have little or no experience. It is also possible the United States may change the tax laws relating to imported goods. One or more of such changes could have a material adverse effect on our business, financial conditions and results of operations.

A significant portion of our merchandise is ordered through a small number of suppliers and our business could suffer if we needed to replace them.

We do not own or operate any manufacturing facilities. Instead we depend on independent third parties to manufacture our merchandise. For the most recently completed fiscal year, our ten largest suppliers accounted for approximately 73% of the merchandise we purchased, and we purchased 28% and 9% of our goods respectively from our two largest suppliers.

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

If third parties with whom we do business do not adequately perform, or are unable or unwilling to perform, their functions, we might experience disruptions in our business, resulting in decreased profits, or losses, and damage to our reputation.

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

Adverse economic, industry or market conditions could result in an increased risk to the Company associated with the potential financial distress or insolvency of such third parties. Failure by any of these third parties to perform these functions effectively, properly and timely, or any disruption in our business relationships with any of these third parties, could negatively impact our operations, profitability and reputation.

Our business and reputation could suffer if one or more of our suppliers or the factories they use fails to comply with applicable laws or to follow acceptable labor practices, or is accused of such non-compliance.

Our success depends, in part, on the suppliers of our goods and the factories that they use to operate in compliance with applicable laws and regulations and to comply with our vendor code of conduct. Although each of our purchase orders requires adherence to accepted labor practices, applicable laws and compliance with our vendor code of conduct, we do not supervise or control our suppliers or the factories that produce the merchandise we sell. We rely on the staff of third-party auditing services to periodically visit and inspect the operations of a number of our independent factories to, among other things, assess compliance with our vendor code of conduct. Nonetheless, we cannot ensure that these factories will conduct their businesses in compliance with these expectations. Moreover, apparel companies can, in some cases, be held jointly liable for the wrongdoings of the suppliers of their products. In addition, we cannot control the public’s perceptions of such suppliers or factories, even if they are compliant with applicable law but are nonetheless viewed in a negative light by the public. Their failure to comply with our vendor code of conduct or otherwise avoid creating negative consumer perceptions about their manufacturing methods and environment, could damage our reputation, interrupt or disrupt the shipment of products, result in a decrease in customer traffic to our stores or website and adversely affect our sales and operating income.

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

In addition, because the vast majority of our products are shipped by ocean from overseas, there are risks associated with a disruption in the operation of ports through which our products are shipped. If a disruption in a port’s operations occurs, we are likely to experience delays in the receipt of products, and we or our suppliers may have to find alternative shipping methods, possibly at greater expense, increased lead times and increased costs of our goods, which could have a material adverse effect on our results of operations and cash flows. As a large part of our merchandise is produced in Asia, it is largely shipped to us through the ports on the West Coast. Any disruption in the operation of the West Coast ports could lead to the delayed receipt of merchandise and adjustments in our marketing promotions as a result. Any such delays could result in lost sales and lower gross margins due to the lack of seasonality of the product at time of receipt, and thus adversely affect our results of operations, gross profit and cash flows.

Instability in the shipping industry could increase our costs, result in delays in the receipt or loss of merchandise and adversely impact our results of operations.

In fiscal 2016, the seventh largest deep sea cargo transportation carrier filed for court receivership. This had a variety of repercussions throughout the shipping industry including increases in shipping costs and reduced overall capacity of available shipping containers and a temporary disruption in the flow of goods. While we do not rely on a single ocean carrier company to transport our goods, further disruption or instability among transportation carriers could result in reduced capacity, increased rates, delay in the receipt of or the loss of goods. This, in turn, could increase our costs, result in lost sales or sales at lower margins negatively impacting our brand, overall sales and our financial results.

We depend on a single facility to conduct our operations and distribute our merchandise. Our business could suffer a material adverse effect if this facility were shut down or its operations severely disrupted.

Our corporate headquarters, data center and our only distribution facility are located in one facility in Plymouth, Minnesota. Our distribution facility supplies merchandise to our retail stores and our third party eCommerce fulfillment center. Any serious disruption to our distribution facility or a facility closure for any reason, could delay shipments to stores and our eCommerce fulfillment center and result in inventory shortages which could negatively impact our sales and results of operations. In addition, our main data center and all of our senior management, including critical resources dedicated to merchandising, operations, marketing, finance and administrative functions, are located at our corporate headquarters. In the event of a disaster or other calamity impacting our corporate facility or data center, our management and staff would have to find and operate out of other suitable locations and/or rely on alternative sources for computer, telecommunications and data storage systems. We have little experience operating essential functions away from our main corporate office and are uncertain what effect operating such satellite facilities might have on business, personnel and results of operations.

Although we maintain business interruption and property insurance, we cannot be assured that our insurance coverage will be sufficient or that any insurance proceeds will be timely paid to us if our distribution center or corporate office were shut down for any unplanned reason.

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

Adverse weather conditions in the areas in which our stores are located could have an adverse effect on our business, financial condition and results of operation. For example, inclement weather conditions can make it difficult for our customers to travel to our stores and/or result in temporary store closures or reduced hours of operation. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our merchandise offerings incompatible with those unseasonable conditions in the affected areas. Such unseasonable weather conditions could have an adverse effect on our sales, financial condition and results of operations.

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

Any disruption in the operation of our IT systems, the loss of key employees knowledgeable about such systems or our failure to continue to effectively enhance such systems could interrupt our operations resulting in the temporary loss of or ability to access data or interfere with our ability to sell goods in-store, which could result in reduced sales and affect our operations and financial performance. In addition, any interruption in the operation of our website could cause us to lose sales due to the temporary inability of customers to purchase merchandise through our website.

From time-to-time, we improve and upgrade our IT systems and the functionality of our Internet website in an effort to ensure they meet our evolving business and security needs and are adequate to handle business growth. The cost of any such system upgrades or enhancements can be significant. In fiscal 2016, we made significant investments in our omni-channel capabilities, including the roll out of a new point-of-sale system and the launch of a new eCommerce website. If we are unable to effectively maintain, operate and secure this upgraded operating system and eCommerce website, our business, financial condition and results of operations could be materially and adversely affected. While we believe that we are diligent in selecting vendors, systems and third party providers to assist us in maintaining the integrity of our information technology systems, we realize that there are risks and no assurance can be provided that future disruptions, service outages and failures or unauthorized intrusions will not occur.

We are subject to cyber security risks and may incur additional expenses in order to mitigate such risks or in response to unauthorized access to our data. In addition, an incident in which we or our third party service providers fail to protect our customers' information against a security breach could result in costly government enforcement actions and monetary damages against us from private litigation. Such an incident could otherwise damage our reputation, harm our business and adversely impact our results of operations.

The Company and our third-party service providers, which manage portions of the Company’s data, are subject to cyber security risks. The nature of our business involves the receipt and transmission, and in some cases storage by us or third parties on our behalf, of customers’ personal information, shopping preferences and our customers’ private label credit card information, in addition to employee information and the Company’s financial and strategic data. The protection of our customers’ data, as well as confidential Company data is vitally important to the Company. The Company and its third-party service providers employ systems and/or websites that are intended to protect the storage and/or transmission of proprietary or confidential information by us and these third-party service providers. While the Company has implemented measures to prevent and detect security breaches and cyber incidents and to monitor its computer network, any failure of these measures and any failure of third parties that assist the Company in managing its data could adversely affect the Company's business, financial condition and results of operations.

Although the Company expects our third-party service providers to implement and use reasonable security measures to protect the proprietary and confidential information once it is received by them, we cannot control these service providers and cannot guarantee that a security breach will not occur in the future either at their location or within their systems. Because the techniques used to obtain unauthorized access to data, disable or degrade storage service, or sabotage systems change frequently and may be difficult to detect, we and the service providers we use may be unable to anticipate these techniques or implement adequate preventive measures. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties acting on our behalf, through fraud, trickery or other forms of deceiving our employees or those of our third-party providers. Despite our preventative efforts and those of our third-party service providers, we may be vulnerable to targeted or random security breaches, privacy or denial of service attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events which could expose us and our third-party service providers to a risk of loss or misuse of proprietary and confidential information, litigation and potential liability. Cyber security attacks may be targeted at us, our third-party service providers, or our customers. Actual or anticipated attacks may cause us to incur significant additional expense, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Any cyber security or security breaches, including any breaches that result in theft, transfer or unauthorized disclosure of customer, employee or company information, or our lack of compliance with information security and privacy laws and regulations, may result in significant legal and financial exposure, including claims for unauthorized purchases with stolen credit card information, impersonation or other similar fraud claims, and considerable other additional expenses. Some or all of these costs may not be adequately covered by our insurance, and could result in a loss of confidence in our security measures, any or all of which could have an adverse effect on our brand, business and reputation.

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

We collect and store customer information primarily for marketing purposes and to improve our operations and the services we provide. The use or retention of certain information is subject to applicable privacy laws. These laws and the judicial interpretation of such laws are evolving on a frequent basis. If we fail to comply with these laws, we may be subject to fines or penalties, which could impact our business, financial condition and results of operations. In addition, any compromise of customer information could subject us to customer, third-party or government litigation and harm our reputation, which could adversely affect our business and financial condition. Any limitations imposed on the use of such customer information by federal, state or local governments, could have an adverse effect on our future marketing activities. Governmental focus on data security and/or privacy may lead to additional legislative action, and the increased emphasis on information security may lead customers to request that we take additional measures to enhance security. As a result, we may have to modify our business with the goal of further improving data security, which would result in increased expenses and operating complexity.

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

From time-to-time, we may be involved in litigation, regulatory actions and other claims against our business. There are also other types of claims that could be asserted against us based on litigation that has been asserted against others, particularly in the retail industry such as intellectual property infringement (as discussed below) customer and employment claims, including class action claims or lawsuits alleging violations of federal or state laws. These matters typically arise in the ordinary course of business but, in some cases, could also raise complex factual and legal issues requiring significant management time and, if determined to be adverse to the Company, could subject the Company to material liabilities.

In recent years, there has been increasing activity by companies which have acquired intellectual property rights, but do not practice those rights (sometimes referred to as “patent trolls”), to engage in very broad licensing programs aimed at a large number of companies in a wide variety of businesses, or at retail companies specifically. These efforts typically involve proposing licenses in exchange for a payment of money and may also include the threat or actual initiation of litigation. Any such litigation can be costly to defend, even if unsubstantiated or invalid. It is not possible to predict the impact, if any, of such claims on our business and operations.

An unfavorable outcome in any such litigation, claims or regulatory proceedings could have a material adverse impact on our business, financial condition and results of operations and/or our reputation. In addition, regardless of the outcome of any legal or regulatory proceedings, such proceedings can be expensive and require that we devote substantial resources and executive time to them, thereby diverting management’s attention and resources that are needed to successfully run our business.

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

We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third-party to acquire control of the Company, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and by-laws contain provisions that may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable by, among other things:

•prohibiting cumulative voting in the election of directors;
•authorizing the Board to designate and issue "blank check" preferred stock;
•limiting persons who can call special meetings or the Board of Directors or stockholders;
•prohibiting stockholder action by written consent; and
•establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted on by stockholders at a stockholders' meeting.

We may be subject to increased labor costs.

Our retail store operations are subject to federal, state and local laws governing such matters as minimum wages, working conditions, vacation, sick leave and overtime pay. If federal, state or local minimum wage rates increase, we may need to increase not only the wages of any minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage. Similarly, if federal or state overtime regulations change, more of our employees may be entitled to overtime pay, which could also increase our labor costs. Increasingly states and local municipalities are enacting laws governing working conditions particularly in the areas of sick leave, vacation and work schedules. Complying with these laws in limited geographic areas adds increased cost and complexity. If such minimum wage and other labor laws prevent us from offsetting increased labor costs by increases in prices, our profitability may decline.

Stock price volatility.

Our stock price, like that of other retail companies, is subject to significant volatility due to many factors, including, but not limited to: general economic conditions, stock and credit market conditions, quarter- to-quarter variations in our actual or anticipated financial results, analysts’ ratings and investor sentiment. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks and which may be unrelated or disproportionate to the operating performance of these companies.

Furthermore, we may provide public guidance on our expected financial results for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management's expectations for the future and is useful to our stockholders and potential stockholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this Report and in our other public filings and public statements. Our actual results may not always be in line with the guidance we have provided. If our financial results for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock may decline.

Our business could be impacted as a result of actions by activist stockholders or others.

We may be subject, from time to time, to legal and business challenges in the operation of our Company due to proxy contests, shareholder proposals, media campaigns and other actions instituted by activist shareholders or others. Responding to such actions can be costly and time-consuming, disrupt our operations, may not align with our business strategies and could divert the attention of our Board of Directors and senior management from the pursuit of our current or future business strategies. Perceived uncertainties as to our future direction as a result of stockholder activism or potential changes to the composition of the Board of Directors or senior management may lead to the perception of a change in the direction of the business or other instability. Such perceptions may also make it more difficult to attract and retain qualified and experienced senior management and Board members. The uncertainties and potential disruptions resulting from stockholder actions may adversely affect our business, results of operations and stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no matters which are required to be reported under Item 1B.

ITEM 2. PROPERTIES

Store Locations

Our stores are located primarily in shopping malls and retail centers in smaller to mid-sized cities and suburban areas. Approximately 79% of our stores are located in enclosed malls that typically have numerous specialty stores and two or more general merchandise chains or department stores as anchor tenants. The remainder of our Christopher & Banks, C.J. Banks and MPW stores are located in power, strip and lifestyle shopping centers. We opened our first outlet store in fiscal 2011 and operated stores in 82 outlet centers as of January 28, 2017.

At January 28, 2017, MPW stores, outlet stores, Christopher & Banks stores, and C.J. Banks stores averaged approximately 3,900, 4,000, 3,300 and 3,600 square feet, respectively. Approximately 84% of the total aggregate store square footage is allocated to selling space.

At January 28, 2017, we operated 484 stores in 45 states as follows:

State	MPW	Outlet	Christopher & Banks	C.J. Banks	Total Stores
Alabama	1	1	—	—	2
Alaska	—	—	—	—	—
Arizona	3	3	—	—	6
Arkansas	2	1	—	—	3
California	4	—	—	—	4
Colorado	9	2	3	3	17
Connecticut	2	1	—	—	3
Delaware	2	1	—	—	3
Florida	3	6	—	—	9
Georgia	1	5	—	—	6
Hawaii	—	—	—	—	—
Idaho	5	—	1	1	7
Illinois	19	1	1	1	22
Indiana	12	3	2	2	19
Iowa	17	1	2	2	22
Kansas	10	1	2	2	15
Kentucky	6	1	3	3	13
Louisiana	—	—	—	—	—
Maine	2	1	1	1	5
Maryland	5	1	—	—	6
Massachusetts	1	—	—	—	1
Michigan	21	4	2	2	29
Minnesota	23	4	3	3	33
Mississippi	—	1	—	—	1
Missouri	11	3	2	2	18
Montana	5	—	—	—	5
Nebraska	7	—	3	3	13
Nevada	—	—	—	—	—
New Hampshire	2	2	—	—	4
New Jersey	—	1	—	—	1
New Mexico	1	—	1	—	2
New York	16	4	1	1	22
North Carolina	2	4	—	—	6
North Dakota	5	—	1	1	7
Ohio	22	4	3	2	31
Oklahoma	4	1	—	—	5
Oregon	4	4	1	1	10
Pennsylvania	25	5	—	—	30
Rhode Island	—	—	—	—	—
South Carolina	1	2	—	—	3
South Dakota	6	—	1	1	8
Tennessee	11	3	—	—	14
Texas	8	1	—	—	9
Utah	5	1	2	2	10
Vermont	2	1	—	—	3
Virginia	6	1	1	1	9
Washington	9	3	1	1	14
West Virginia	5	—	2	2	9
Wisconsin	11	4	4	4	23
Wyoming	2	—	—	—	2
TOTAL	318	82	43	41	484

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

The following table, which covers all of the stores operated by us at January 28, 2017, indicates the number of leases expiring during the periods indicated and the number of such leases with renewal options. The number of stores with leases expiring in the next fiscal year includes stores which currently are operating on month-to-month terms.

Fiscal Years	Number of Leases Expiring	Number with Renewal Options
2017	161	—
2018	54	1
2019	62	—
2020	31	2
2021	38	—
2022 and thereafter	138	14
Total	484	17

For leases that expire in a given period, we plan to evaluate the projected future performance of each store location prior to lease expiration to determine if we will seek to negotiate a new lease for that particular location.

Corporate Office and Distribution Center Facility

Our 210,000 square foot corporate office and distribution center facility is located in Plymouth, Minnesota. We utilize the entire facility for our corporate office and distribution center requirements and receive and distribute all of our merchandise for all of our stores through this facility. Management believes our corporate office and distribution center facility space is sufficient to meet our requirements for the next fiscal year.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business. We accrue for loss contingencies associated with outstanding litigation or legal claims for which management has determined it is probable that a loss contingency exists and the amount of the loss can be reasonably estimated. In connection with a preliminary settlement entered into in February 2017 with respect to pre-litigation employment claims, the Company has established a loss contingency of $1.5 million as of January 28, 2017. If we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue a potential loss contingency. The ultimate resolution of matters can be inherently uncertain and for some matters, we are currently unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of these uncertainties. The Company does not, however, currently believe that the resolution of any pending matter will have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers as of March 10, 2017:

Name	Age	Positions and Offices
Joel N. Waller	77	Interim President and Chief Executive Officer
Peter G. Michielutti	60	Executive Vice President, Chief Operating Officer and Chief Financial Officer
Monica L. Dahl	50	Senior Vice President, Chief Marketing Officer, Omni-Channel and Public Relations
Luke R. Komarek	63	Senior Vice President, General Counsel and Corporate Secretary
Michelle L. Rice	42	Senior Vice President, Chief Stores Officer
Cindy J. Stemper	59	Senior Vice President, Chief Human Resources Officer
Marc A. Ungerman	43	Vice President, Controller

Joel N. Waller was elected interim President and Chief Executive Officer effective January 17, 2017. Mr. Waller served in a similar capacity for the Company several years ago. Mr. Waller has more than 40 years of retail experience. From 2008 to 2010, Mr. Waller served as President of the A.M. Retail Group, a specialty retailer of leather outerwear, accessories and apparel. From 2005 to 2008, he was the Chief Executive Officer of The Wet Seal, Inc., a specialty retailer of juniors clothing, shoes and accessories. Prior to that, he was the Chief Executive Officer of Wilsons Leather, a specialty retailer of leather outerwear, accessories and apparel, for approximately twenty years. Mr. Waller has also served as an executive retail consultant.

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

Monica L. Dahl has served as Senior Vice President, Chief Marketing Officer, Omni-Channel and Public Relations since November 2014. She was elected the Company’s Senior Vice President, Marketing effective April 1, 2013. From November 2011 to April 2013, she served as Senior Vice President, Multi-Channel Marketing, Investor Relations and Business Strategy. From July 2010 through November 2011, Ms. Dahl served as Senior Vice President, eCommerce, Planning & Allocation, and Strategy. From August 2008 to July 2010, Ms. Dahl served as Senior Vice President, Planning & Allocation and eCommerce. From December 2005 to July 2008, she was Executive Vice President and Chief Operating Officer. Ms. Dahl served as Vice President of Business Development from November 2004 to December 2005. Upon joining the Company in May 2004, Ms. Dahl was Director of Business Development. From January 1993 to April 2004, Ms. Dahl held various positions with Wilsons Leather, including Director of Sourcing; Divisional Merchandise Manager - Women's Apparel; Director of Merchandise Planning; and several positions in the Finance Department. Ms. Dahl was with Arthur Andersen LLP from December 1987 to December 1992.

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

Michelle L. Rice has served as Senior Vice President, Chief Stores Officer since January 2012. From February 2011 through January 2012 she was Vice President, Store Operations. From July 2010 until February 2011, Ms. Rice was Vice President, Stores and from August 2008, when she joined the Company, until July 2010 she was a Regional Vice President. Ms. Rice has approximately 20 years of retail industry experience. She was a Regional Sales Director at Fashion Bug, a division of Charming Shoppes, a fashion retailer of missy and plus size apparel, from November 2006 to August 2008 and was a District Operations Manager at TJX Corporation from 2003 to November 2006.

Cindy J. Stemper was elected the Company's Senior Vice President, Chief Human Resources Officer effective April 1, 2013. From September 2010 to April 2013, she served as the Company’s Vice President, Human Resources. Prior to joining the Company, Ms. Stemper worked at MoneyGram International for approximately 25 years in a variety of Human Resources roles, most recently as Executive Vice President, Human Resources and Corporate Services from 2005 to 2009.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol “CBK”. The quarterly high and low closing stock sales price information for our common stock for fiscal 2016 and fiscal 2015 is included in the table below.

	Market Price
Quarter Ended	High	Low
January 28, 2017	$2.41	$1.21
October 29, 2016	$2.12	$1.32
July 30, 2016	$2.63	$1.87
April 30, 2016	$2.91	$1.37
January 30, 2016	$1.80	$1.00
October 31, 2015	$3.38	$1.04
August 1, 2015	$6.29	$3.16
May 2, 2015	$6.45	$4.88

As of March 10, 2017, there were 134 holders of record of our common stock. The last reported sales price on the NYSE of our common stock on March 10, 2017 was $1.32.

There were no issuer purchases of our common stock for the quarter ended January 28, 2017.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock (“CBK”) from January 28, 2012 to January 28, 2017 to the cumulative total stockholder return of the S&P 500 Index and the S&P Apparel Retail Index. The comparisons assume $100 was invested on January 28, 2012 in our common stock, the S&P 500 Index and the S&P Apparel Retail Index and also assumes that any dividends are reinvested.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited consolidated financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K and the consolidated financial statements and related notes appearing in Item 8 of this Annual Report on Form 10-K. As reported below, fiscal 2012 ended February 2, 2013, consisted of fifty-three weeks. All other years presented consisted of fifty-two weeks.

	Fiscal Year Ended
	(in thousands, except per share amounts)
	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013
Statements of Operations Data:
Net sales	$381,605	$383,828	$418,584	$435,754	$430,302
Merchandise, buying and occupancy costs	253,483	254,350	270,790	284,723	303,680
Gross profit	128,122	129,478	147,794	151,031	126,622
Other Operating Expenses:
Selling, general and administrative expenses	133,768	128,413	126,377	128,847	129,153
Depreciation and amortization	12,300	12,048	11,786	13,168	18,595
Impairment and restructuring expense (credit)	786	281	216	140	(5,161)
Total other operating expenses	146,854	140,742	138,379	142,155	142,587
Operating (loss) income	(18,732)	(11,264)	9,415	8,876	(15,965)
Interest expense, net	(159)	(115)	(190)	(191)	(90)
Other income (expense)	911	—	(1)	—	76
(Loss) income before income taxes	(17,980)	(11,379)	9,224	8,685	(15,979)
Income tax (benefit) provision	(197)	37,715	(37,902)	(5)	97
Net (loss) income	$(17,783)	$(49,094)	$47,126	$8,690	$(16,076)

Basic (loss) income per share:
Net (loss) income	$(0.48)	$(1.33)	$1.28	$0.24	$(0.45)
Basic shares outstanding	37,016	36,886	36,819	36,246	35,694

Diluted (loss) income per share:
Net (loss) income	$(0.48)	$(1.33)	$1.24	$0.23	$(0.45)
Diluted shares outstanding	37,016	36,886	37,753	37,144	35,694

	As of
	(in thousands, except selected operating data)
	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013
Balance Sheets Data:
Cash, cash equivalents and short-term investments	$35,006	$34,521	$50,538	$54,056	$40,739
Merchandise inventory	36,834	42,481	45,318	44,877	42,704
Long-term investments	—	—	4,752	3,143	—
Total assets	134,620	150,890	196,037	148,978	135,932
Total liabilities	63,325	62,482	60,148	62,041	60,466
Stockholders’ equity	71,295	88,408	135,889	86,937	75,466
Working capital	31,484	46,581	65,595	55,811	44,088
Selected Operating Data:
Comparable sales (decrease) increase during period (1)	(0.8)%	(8.3)%	(2.0)%	8.0%	5.9%
Stores at end of period	484	518	518	560	608
Net sales per gross square foot during period (2)	$170	$173	$195	$193	$177
_________________________

(1)
Comparable sales calculation includes merchandise sales for stores operating for at least 13 full months, stores relocated within the same mall, and ecommerce sales. Comparable sales calculation excludes stores converted to the MPW format for 13 full months post conversion.

(2)
Net sales per gross square foot restated to include sales transactions executed via the associate ordering system in store for all periods presented.The computation of net sales per gross square foot includes stores which were open for every month of the fiscal year. Relocated and expanded stores, if any, are included in the calculation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. We refer to our fiscal years ended January 28, 2017, January 30, 2016, and January 31, 2015 in this MD&A as “fiscal 2016”, “fiscal 2015”, and “fiscal 2014”, respectively.

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

As of January 28, 2017, we operated 484 stores in 45 states, including 318 Missy, Petite, Women ("MPW") stores, 82 outlet stores, 43 Christopher & Banks ("CB") stores, and 41 C.J. Banks ("CJ") stores. Our CB brand offers unique fashions and accessories featuring exclusively designed assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P. Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W. Our MPW concept and outlet stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the Missy, Petite and Women-sized customer in one location.

Business Strategy

In fiscal 2016, we accomplished the following to position our business for growth and improved financial performance:

•	Completed new point-of-sale system roll-out;

•	Launched new eCommerce website;

•	Reduced total net store count by 34 stores; and

•	Positioned inventory investment at fiscal year-end to align with go-forward strategic vision.

Other Developments

On January 10, 2017, the Company received a letter, signed by Lisa Wardell, stating that she had resigned, effective immediately, as a member of the Board of Directors.

On January 17, 2017, the Company announced the departure of LuAnn Via, the Company’s President and Chief Executive Officer, and a director, from all of her officer and director positions, effective as of the opening of business on January 17, 2017. We incurred a pre-tax, non-recurring severance charge of approximately $0.9 million in connection with Ms. Via’s departure.

In connection with Ms. Via’s departure, the Board elected Joel Waller as interim President and Chief Executive Officer ("CEO"), effective as of January 17, 2017. In connection with his appointment as interim President and CEO, Mr. Waller was also elected as a member of the Board, to serve as a director while he continues to serve as interim President and CEO. The Board is commencing a search for a full-time President and CEO.

On January 17, 2017, the Company announced that Kent Kleeberger had been elected as Board Chair.

Performance Measure

Management evaluates our financial results based on the following key measure of performance:

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

As we continue to execute our MPW format conversions, we have made changes to the base store population that comprise comparable stores, as illustrated in the table below as of fiscal year end:

	January 28, 2017			January 30, 2016
Stores by Format	Total Store Count	Comparable Sales Stores	% of Comparable Sales Stores	Total Store Count	Comparable Sales Stores	% of Comparable Sales Stores
MPW	318	288	91%	314	182	58%
Outlet	82	75	91%	77	44	57%
Christopher and Banks	43	43	100%	67	67	100%
CJ Banks	41	41	100%	60	60	100%
Total Stores	484	447	92%	518	353	68%

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

Results of Operations

The following table presents selected consolidated financial data for each of the past three fiscal years:

(dollars in thousands)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net sales	$381,605	$383,828	$418,584
Merchandise, buying and occupancy costs	253,483	254,350	270,790
Gross profit	128,122	129,478	147,794
Other operating expenses:
Selling, general and administrative	133,768	128,413	126,377
Depreciation and amortization	12,300	12,048	11,786
Impairment of long-lived assets	786	281	216
Total other operating expenses	146,854	140,742	138,379
Operating (loss) income	(18,732)	(11,264)	9,415
Interest expense, net	(159)	(115)	(190)
Other income (loss)	911	—	(1)
(Loss) income before income taxes	(17,980)	(11,379)	9,224
Income tax (benefit) provision	(197)	37,715	(37,902)
Net (loss) income	$(17,783)	$(49,094)	$47,126

Rate trends as a percentage of net sales	Fiscal 2016	Fiscal 2015	Fiscal 2014
Gross margin	33.6%	33.7%	35.3%
Selling, general, and administrative	35.1%	33.5%	30.2%
Depreciation and amortization	3.2%	3.1%	2.8%
Operating (loss) income	(4.9)%	(2.9)%	2.2%

Fiscal 2016 Summary

•	Net sales results were volatile quarter-to-quarter mainly attributable to uneven merchandise flow, a highly promotional environment, and the effects of weather;

•	Comparable sales in fiscal 2016 decreased 0.8% compared to a 8.3% decrease in fiscal 2015;

•	eCommerce sales increased 16.4% in fiscal 2016 compared to a 24.2% increase in fiscal 2015;

•	Net sales per store increased 0.7% and net sales per square foot decreased 1.4% in fiscal 2016 compared to fiscal 2015;

•
SG&A expenses increased $5.4 million in fiscal 2016 as compared to fiscal 2015 primarily due to increases in marketing, eCommerce operational costs, net employee compensation, a loss contingency, and higher medical costs partly offset by lower store operating expenses and lower professional fees;

•
Net loss aggregated to $17.8 million, a $0.48 loss per share, in fiscal 2016 compared to a net loss of $49.1 million, a $1.33 loss per share in fiscal 2015. Our fiscal 2016 results were significantly below expectations. The net loss in fiscal 2015 was primarily attributable to changes in the valuation allowance on our deferred tax assets, coupled with lower sales year-over-year;

•
Net cash flow provided by operating activities in fiscal 2016 totaled $9.9 million, an increase of $4.5 million, compared to $5.4 million of net cash flow provided by operating activities in fiscal 2015.

Net Sales

Net sales (in thousands):	Fiscal 2016	Fiscal 2015	% Change
Net sales	$381,605	$383,828	(0.6)%

The components of the 0.6% net sales decrease in fiscal 2016 compared to fiscal 2015 were as follows:

Sales driver change components	Fiscal 2016
Number of transactions	(4.9)%
Units per transaction	0.3%
Average unit retail	4.0%
Total sales driver change decrease	(0.6)%

Comparable sales	Fiscal 2016
Comparable sales	(0.8)%

Sales decreased in fiscal 2016 compared to fiscal 2015, primarily due to a 4.8% decrease in the number of transactions due to a 3.8% decrease in average store count and continued deceleration in mall traffic, partly offset by higher conversion rates and an increase in eCommerce sales. Sales were volatile quarter-to-quarter primarily attributable to uneven merchandise allocations, a highly promotional environment, and the effects of weather. The total sales decrease was also attributed to softness in outlets, lack of depth in missy sizes, and the underperformance in certain product categories. The sales decrease was partly tempered by 4.0% increase in average unit retail prices.

To supplement our comparable sales measure, we also monitor changes in other store sales metrics as illustrated in the table below:

Store metrics	Fiscal 2016
Net sales per store % change	0.7%
Net sales per square foot % change	(1.4)%

Net sales per store increased in fiscal 2016 compared to fiscal 2015 primarily due to a decrease in average store count, an increase in average unit retail price and a higher conversion rate, partly offset by a decrease in the number of transactions. Net sales per square foot decreased in fiscal 2016 compared to fiscal 2015 mainly due to a smaller percentage decline in average square footage compared to average store count.

Store count, openings, closings, and square footage for our stores were as follows:

	Store Count						Square Footage (1)
Stores by Format	January 30, 2016	Open	Close	MPW Conversions	January 28, 2017	Avg Store Count	January 28, 2017	January 30, 2016
MPW	314	3	(16)	17	318	315	1,226	1,193
Outlet	77	6	(1)	—	82	81	329	311
Christopher and Banks	67	—	(7)	(17)	43	57	142	221
CJ Banks	60	—	(3)	(16)	41	53	147	214
Total Stores	518	9	(27)	(16)	484	506	1,844	1,939
________________________________________

(1)	Square footage presented in thousands.

Average store count in fiscal 2016 was 506 stores compared to an average store count of 526 stores in fiscal 2015, a decrease of 3.8%. Average square footage in fiscal 2016 decreased 1.6% compared to fiscal 2015.

Gross Profit

Gross profit	Fiscal 2016	Fiscal 2015	Change
Gross profit	$128,122	$129,478	$(1,356)
Gross margin rate as a percentage of net sales	33.6%	33.7%	(0.1)%

Gross profit rate in fiscal 2016 was relatively unchanged compared to fiscal 2015. Merchandise margins were flat year-over-year as the benefit of improved initial mark-ups was mostly offset by increased markdowns. In the fourth quarter, deeper than planned promotional activity and increased markdowns, combined with deleverage on lower sales led to a significant gross margin decline compared to net gross margin improvement in the first three quarters.

To supplement our gross profit analysis, we also monitor changes in other store profit metrics as illustrated in the table below:

Store metrics	Fiscal 2016
Gross profit per store % change	(0.2)%
Gross profit per square foot % change	(2.2)%

Gross profit per store and gross profit per square foot percentages decreased mostly due to a net sales decrease.

Selling, General, and Administrative (SG&A) Expenses

Selling, general, and administrative	Fiscal 2016	Fiscal 2015	Change
Selling, general, and administrative	$133,768	$128,413	$5,355
SG&A rate as a percentage of net sales	35.1%	33.5%	1.6%

SG&A expenses increased in fiscal 2016 as compared to fiscal 2015 primarily due to incremental marketing expenses of $2.4 million, including investments in brand awareness, the add back of a direct mailer, higher eCommerce operational costs of $2.0 million, higher net employee compensation expenses of $1.6 million, including $0.8 million in severance benefits, a pre-litigation employment claims loss contingency of $1.5 million, and higher medical costs of $1.4 million, partly offset by lower store operating expenses of $1.8 million and lower professional fees of $1.4 million. For fiscal 2016, non-recurring charges totaled $2.2 million, including advisory fees of $1.5 million in connection with shareholder activism and eCommerce transition costs in connection with a new platform of $0.7 million, compared to non-recurring advisory fees of $1.0 million in the same period last year. The SG&A rate increased 160 basis points mostly due to the higher net operating expenses.

Depreciation and Amortization (D&A)

Depreciation and amortization	Fiscal 2016	Fiscal 2015	Change
Depreciation and amortization	$12,300	$12,048	$252
D&A rate as a percentage of net sales	3.2%	3.1%	0.1%

Depreciation and amortization expense increased in fiscal 2016 compared to fiscal 2015 primarily due to launch of the new eCommerce website and the roll out of a new point-of-sale system partly offset by a decrease in average store count.

Impairment of Long-Lived Assets

Impairment of long-lived assets	Fiscal 2016	Fiscal 2015	Change
Impairment of long-lived assets	$786	$281	$505

We recorded non-cash impairment charges related to long-lived assets held at a small number of store locations and corporate.

Operating Loss

Operating loss	Fiscal 2016	Fiscal 2015	Change
Operating loss	$(18,732)	$(11,264)	$(7,468)
Operating loss rate as a percentage of net sales	(4.9)%	(2.9)%	(2.0)%

Operating loss increased in fiscal 2016 compared to fiscal 2015, mainly due to a SG&A increase of $5.4 million, a net sales decrease of $2.2 million, and a non-cash impairment charge increase of $0.5 million.

Interest expense, net

Interest expense, net	Fiscal 2016	Fiscal 2015	Change
Interest expense, net	$(159)	$(115)	$(44)

The change in interest expense, net is not material.

Other income

Other income	Fiscal 2016	Fiscal 2015	Change
Other income	$911	$—	$911

Other income in fiscal 2016 reflects the non-recurring proceeds from company-owned life insurance.

Income Tax Provision

Income tax (benefit) provision	Fiscal 2016	Fiscal 2015	Change
Income tax (benefit) provision	$(197)	$37,715	$(37,912)

Income tax benefit in fiscal 2016 reflects the effects of the valuation allowance, state income tax expense, and the release of certain reserves due to statute expiration. In fiscal 2015, we recorded a $37.5 million valuation allowance on our deferred tax assets due to cumulative operating losses coupled with the uncertainty of future results.

Net earnings

Net loss	Fiscal 2016	Fiscal 2015	Change
Net loss	$(17,783)	$(49,094)	$31,311
Net loss rate as a percentage of net sales	(4.7)%	(12.8)%	8.1%

Net losses in fiscal 2016 decreased compared to fiscal 2015 primarily due to the establishment of a $37.5 million valuation allowance on our deferred tax assets in fiscal 2015, partly offset by an increase in SG&A of $5.4 million and a decrease in net sales of $2.2 million.

Fiscal 2015 Summary

•	As of January 30, 2016, we have transitioned approximately 75% of our store base to the MPW format, including Outlet stores;

•	Comparable sales decreased 8.3%; first half of year comparable sales decreased 12.0% compared to second half comparable sales decreased 4.9% demonstrating sequential improvement in sales trends;

•
As a result of our recent operating losses and the uncertainty of future results, we recorded a $37.5 million valuation allowance on our deferred tax assets in the fourth quarter. In contrast, in fiscal 2014, we released the vast majority of our valuation allowance which resulted in a $41.3 million benefit to the income tax provision. Our fiscal 2015 results were significantly below expectations;

•
Net loss aggregated to $49.1 million, a $1.33 loss per share, compared to net earnings of $47.1 million, or diluted earnings per share of $1.24, for the prior year. The net loss in fiscal 2015 was primarily attributable to changes in the valuation allowance on our deferred tax assets, coupled with lower sales year-over-year;

•	We generated $5.4 million in operating cash flow in fiscal 2015, compared to $19.0 million in fiscal 2014;

•	As of January 30, 2016, we held $34.5 million of cash, cash equivalents, and investments, compared to $55.3 million at the end of fiscal 2014.

Net Sales

Net sales (in thousands):	Fiscal 2015	Fiscal 2014	% Change
Net sales	$383,828	$418,584	(8.3)%

The components of the 8.3% net sales decrease in fiscal 2015 compared to fiscal 2014 were as follows:

Sales driver change components	Fiscal 2015
Number of transactions	(5.9)%
Units per transaction	(2.5)%
Average unit retail	0.1%
Total sales driver change decrease	(8.3)%

Comparable sales	Fiscal 2015
Comparable sales	(8.3)%

To supplement our comparable sales measure, we also monitor changes in other store sales metrics as illustrated in the table below:

Store metrics	Fiscal 2015
Net sales per store % change	(8.7)%
Net sales per square foot % change	(12.1)%

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

Store count, openings, closings, and square footage for our stores were as follows:

	Store Count						Square Footage (1)
Stores by Format	January 31, 2015	Open	Close	MPW Conversions	January 30, 2016	Avg Store Count	January 30, 2016	January 31, 2015
MPW	216	9	(13)	102	314	290	1,193	837
Outlet	44	33	—	—	77	62	311	182
Christopher and Banks	173	—	(5)	(101)	67	100	221	557
CJ Banks	85	—	(1)	(24)	60	74	214	304
Total Stores	518	42	(19)	(23)	518	526	1,939	1,880
_______________________

(1)	Square footage presented in thousands

Gross Profit

Gross profit	Fiscal 2015	Fiscal 2014	Change
Gross profit	$129,478	$147,794	$(18,316)
Gross margin rate as a percentage of net sales	33.7%	35.3%	(1.6)%

To supplement our gross profit analysis, we also monitor changes in other store profit metrics as illustrated in the table below:

Store metrics	Fiscal 2015
Gross profit per store % change	(14.5)%
Gross profit per square foot % change	(17.6)%

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

SG&A expenses increased in fiscal 2015 as compared to fiscal 2014 primarily due to increased professional services of $2.8 million, including $1.3 million related to our in-depth business evaluation and $1.0 million associated with shareholder activism costs, as well as higher eCommerce marketing spend, and higher corporate related expenses, including severance. The SG&A increase was partly offset by reduced store operational spend and lower store marketing expenditures. Our SG&A rate increased 330 basis points mostly due to deleveraging attributable to lower sales.

Depreciation and Amortization (D&A)

Depreciation and amortization	Fiscal 2015	Fiscal 2014	Change
Depreciation and amortization	$12,048	$11,786	$262
D&A rate as a percentage of net sales	3.1%	2.8%	0.3%

Depreciation and amortization expense increased primarily due to the effects of new stores and store conversions.

Impairment of Long-Lived Assets

Impairment of long-lived assets	Fiscal 2015	Fiscal 2014	Change
Impairment of long-lived assets	$281	$216	$65

We recorded non-cash impairment charges related to long-lived assets held at a small number of store locations.

Operating (Loss) Income

Operating (loss) income	Fiscal 2015	Fiscal 2014	Change
Operating (loss) income	$(11,264)	$9,415	$(20,679)
Operating (loss) income rate as a percentage of net sales	(2.9)%	2.2%	(5.1)%

Our operating loss in fiscal 2015 compared to our operating income last year is mainly attributable to an 8.3% decrease in net sales and to a lesser extent, a $2.0 million increase in SG&A.

Fiscal 2014 included the correction of an error which resulted in a cumulative increase to rent expense of approximately $3.6 million.

Interest expense, net

Interest expense, net	Fiscal 2015	Fiscal 2014	Change
Interest expense, net	$(115)	$(190)	$75

The decrease in interest expense, net included interest expense of $0.2 million, partly offset by interest income of $0.1 million in fiscal 2015, compared to interest expense of $0.3 million, partly offset by interest and other income of $0.1 million, in fiscal 2014.

Other expense

Other expense	Fiscal 2015	Fiscal 2014	Change
Other expense	$—	$(1)	$1

Other income in fiscal 2014 reflects a loss on investments carried at fair value.

Income tax provision (benefit)

Income taxes	Fiscal 2015	Fiscal 2014	Change
Income tax provision (benefit)	$37,715	$(37,902)	$75,617

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

First Quarter 2017 Outlook

We are implementing a number of strategic initiatives addressing merchandising, marketing, ecommerce and store operations designed to stabilize the business and drive more consistent financial performance going forward. Given the number of changes and time required to rebalance the merchandise assortment, we will not be providing sales and EPS guidance for the near term.

During fiscal 2017, we plan to close 4 MPW stores and 1 CB store. In addition, we plan to convert 16 CB and CJ stores into 8 MPW stores. Five of the conversions will be in the first quarter, one in the second quarter, and two in the fourth quarter. We will also open 1 new MPW store in the first quarter.

Average square footage for the year is expected to be down approximately 4.4% as compared to fiscal 2016 and down 5.3% in the first quarter.

We expect capital expenditures for the year to range between $6.5 million and $7.5 million representing investments in store relocations, merchandising technology applications, and the development of omni-channel capabilities.

We expect our taxes for the year to be nominal and to represent minimum fees and taxes.

We expect the 53rd week in fiscal 2017 to add approximately $4.2 million in sales and to reduce operating income by approximately $1.6 million.

Liquidity and Capital Resources

Summary

We expect to operate our business and execute our strategic initiatives principally with funds generated from operations and, if necessary, from our Credit Facility, subject to compliance with the financial covenant and the other terms of the Company’s amended and restated credit agreement Credit Facility with Wells Fargo Bank N.A “Wells Fargo”. Cash flow from operations has historically been sufficient to provide for our uses of cash.

The following table summarizes our cash and cash equivalents and investments as of the end of fiscal 2016 and fiscal 2015:

(in thousands)	January 28, 2017	January 30, 2016
Cash and cash equivalents	$35,006	$31,506
Short-term investments	—	3,015
Total cash, cash equivalents and investments	$35,006	$34,521

Cash and cash equivalents and investments are flat year over year. Cash and cash equivalents as of January 28, 2017 are approximately $5 million higher compared to the same period last year due to the absence of a prepaid rent asset due to timing. After adjusting the Cash and cash equivalents balance as of January 28, 2017 for a $5 million prepaid rent asset, the decrease in total cash and cash equivalents and investments year over year is mainly attributable to investments in new stores and omni-channel capabilities.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for each of the past three fiscal years:

(in thousands)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net cash provided by operating activities	$9,915	$5,382	$19,001
Net cash used in investing activities	(6,408)	(11,095)	(22,244)
Net cash used in financing activities	(7)	(26)	(586)
Net increase (decrease) in cash and cash equivalents	$3,500	$(5,739)	$(3,829)

Operating Activities

The increase in cash provided by operating activities in fiscal 2016 compared to fiscal 2015 was mainly attributable to a net decrease in working capital partly offset by a higher operating loss year over year mostly due to an increase in SG&A expenses. The net decrease in working capital reflects the timing of prepaid rent of approximately $5.0 million, an increase in accrued liabilities, lower inventories, including an in-transit inventory decrease and the effects of permanent markdowns to address higher inventory levels due to weaker sales in the fourth quarter, and lower receivables due to a decline in tenant allowances.

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

Investing Activities

The decrease in cash used in investing activities in fiscal 2016 compared to fiscal 2015 reflects a reduction in capital expenditures and a decrease in the conversion of investments to cash. Capital expenditures in fiscal 2016 were approximately $10 million, which reflected increases in new stores and continued investments in omni-channel capabilities.

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

Financing Activities

Financing activities in fiscal 2016 were limited to a small number of shares redeemed by employees to satisfy payroll tax obligations, partially offset by proceeds received from the exercise of stock options.

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

The Company had no borrowings under the Credit Facility during fiscal 2016, fiscal 2015 or fiscal 2014. The total borrowing base at January 28, 2017, was approximately $29.8 million. As of January 28, 2017, the Company had open on-demand letters of credit of approximately $0.3 million. Accordingly, after reducing the borrowing base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the borrowing base, the net availability of revolving credit loans under the Credit Facility was approximately $26.5 million at January 28, 2017.

See Note 7 - Credit Facility for additional details regarding our Credit Facility, including a description of the sole financial covenant, with which we were in compliance as of January 28, 2017.

Contractual Obligations

The following table summarizes our aggregate contractual obligations as of January 28, 2017, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Fiscal 2017	Fiscal 2018-2019	Fiscal 2020-2021	Fiscal 2022 and Thereafter	Total
Operating leases	$36,973	$57,867	$40,535	$57,411	$192,786

Our contractual obligations include operating leases for each of our retail store locations and vehicles. The contractual obligation for operating leases includes future minimum rental commitments as of January 28, 2017, and excludes common area maintenance charges, real estate taxes and other costs associated with operating leases. These types of costs, which are not fixed and determinable, totaled $18.7 million, $19.2 million and $17.6 million in fiscal 2016, fiscal 2015, and fiscal 2014, respectively.

We expect to fund these contractual obligations with operating cash flows generated in the normal course of business.

The summary of our aggregate contractual obligations does not include possible payments for uncertain tax positions. Our liability for uncertain tax positions, excluding interest and penalties, was approximately $0.9 million at January 28, 2017. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these tax liabilities.

At January 28, 2017, we had no other contractual obligations relating to short or long-term debt, capital leases or non-cancelable purchase obligations. In addition, we had no contractual obligations relating to the other liabilities recorded in our balance sheet under accounting principles generally accepted in the United States.

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

Sourcing

We directly imported approximately 36% and 38% of our merchandise purchases during fiscal 2016 and fiscal 2015, respectively. A significant amount of our merchandise was manufactured overseas during each of these fiscal periods, primarily in China and Indonesia. Our reliance on sourcing from foreign countries may cause us to be exposed to certain risks as indicated below and in Part I, “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

We do not have long-term purchase commitments or arrangements with any of our suppliers or buying agents. Our ten largest vendors represented approximately 73%, 70% and 70% of our total merchandise purchases in fiscal 2016, fiscal 2015, and fiscal 2014, respectively. One of our suppliers accounted for approximately 28%, 30% and 28% of our purchases during fiscal 2016, fiscal 2015, and fiscal 2014, respectively. Another supplier accounted for approximately 9%, 10% and 10% of our purchases during fiscal 2016, fiscal 2015, and fiscal 2014, respectively. No other vendor supplied greater than 10% of the Company's merchandise purchases during the last three fiscal years.

Import restrictions, including tariffs and quotas, and changes in such restrictions, could affect the importation of apparel and might result in increased costs, delays in merchandise receipts or reduced supplies of apparel available to us, and could have an adverse effect on our financial condition, results of operations and liquidity. Our merchandise flow could also be adversely affected by political instability in any of the countries where our merchandise is manufactured or by changes in the United States government’s policies toward such foreign countries. In addition, merchandise receipts could be delayed due to interruptions in air, ocean, and ground shipments.

We currently expect product costs to remain relatively stable in fiscal 2017.

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

Our impairment loss calculations involve uncertainty because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including estimating useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows. If actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. However, we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses.

We recorded long-lived asset impairment charges of approximately $0.8 million, $0.3 million and $0.2 million in fiscal 2016, fiscal 2015, and fiscal 2014, respectively, related to a small number of underperforming store locations.

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

A customer loyalty liability of $3.8 million is included in accrued liabilities as of the end of both fiscal 2016 and fiscal 2015, respectively.

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

As a result of operating losses and the uncertainty of future results, we recorded a $37.5 million valuation allowance on our deferred tax assets in the fourth quarter of fiscal 2015. Although we firmly believe we can return our financial results to a consistent net earnings position, the recent string of operating losses requires us to acknowledge there is risk to realizing the benefit of the deferred tax assets.

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

We have audited the accompanying consolidated balance sheets of Christopher & Banks Corporation and subsidiaries as of January 28, 2017 and January 30, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 28, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Christopher & Banks Corporation and subsidiaries as of January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the fiscal years in the three year period ended January 28, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Christopher & Banks Corporation’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota
March 16, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Christopher & Banks Corporation:

We have audited Christopher & Banks Corporation’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Christopher & Banks Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management's Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Christopher & Banks Corporation maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Christopher & Banks Corporation and subsidiaries as of January 28, 2017 and January 30, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended January 28, 2017, and our report dated March 16, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Minneapolis, Minnesota
March 16, 2017

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	January 28, 2017	January 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$35,006	$31,506
Short-term investments	—	3,015
Accounts receivable	2,549	4,067
Merchandise inventories	36,834	42,481
Prepaid expenses and other current assets	3,485	9,059
Income taxes receivable	516	513
Total current assets	78,390	90,641
Property, equipment and improvements, net	55,332	59,224
Other non-current assets:
Deferred income taxes	321	393
Other assets	577	632
Total other non-current assets	898	1,025
Total assets	$134,620	$150,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,867	$16,645
Accrued salaries, wages and related expenses	6,613	2,845
Accrued liabilities and other current liabilities	26,426	24,570
Total current liabilities	46,906	44,060
Non-current liabilities:
Deferred lease incentives	9,021	9,880
Deferred rent obligations	6,576	7,241
Other non-current liabilities	822	1,301
Total non-current liabilities	16,419	18,422

Commitments	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 47,425 and 46,870 shares issued, and 37,634 and 37,079 shares outstanding at January 28, 2017 and January 30, 2016, respectively	473	468
Additional paid-in capital	126,516	125,851
Retained earnings	57,017	74,800
Common stock held in treasury, 9,791 shares at cost at January 28, 2017 and January 30, 2016	(112,711)	(112,711)
Accumulated other comprehensive loss	—	—
Total stockholders’ equity	71,295	88,408
Total liabilities and stockholders’ equity	$134,620	$150,890

See Notes to Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Net sales	$381,605	$383,828	$418,584
Merchandise, buying and occupancy costs	253,483	254,350	270,790
Gross profit	128,122	129,478	147,794
Other operating expenses:
Selling, general and administrative	133,768	128,413	126,377
Depreciation and amortization	12,300	12,048	11,786
Impairment of long-lived assets	786	281	216
Total other operating expenses	146,854	140,742	138,379
Operating (loss) income	(18,732)	(11,264)	9,415
Interest expense, net	(159)	(115)	(190)
Other income (expense)	911	—	(1)
(Loss) income before income taxes	(17,980)	(11,379)	9,224
Income tax (benefit) provision	(197)	37,715	(37,902)
Net (loss) income	$(17,783)	$(49,094)	$47,126

Basic (loss) income per share:
Net (loss) income	$(0.48)	$(1.33)	$1.28
Basic shares outstanding	37,016	36,886	36,819

Diluted (loss) income per share:
Net (loss) income	$(0.48)	$(1.33)	$1.24
Diluted shares outstanding	37,016	36,886	37,753

See Notes to Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Net (loss) income	$(17,783)	$(49,094)	$47,126
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities arising during the period, net of taxes of $0, $(1), and $2, respectively	—	1	(5)
Reclassification adjustment for losses included in net (loss) income, net of taxes of $0, $(1) and $0, respectively	—	1	—
Total other comprehensive income (loss)	—	2	(5)
Comprehensive (loss) income	$(17,783)	$(49,092)	47,121

See Notes to Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Treasury		Common Stock
	Shares Held	Amount Held	Shares Outstanding	Amount Outstanding	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
February 1, 2014	9,791	$(112,711)	36,423	$461	$122,416	$76,768	$3	$86,937
Total comprehensive income	—	—	—	—	—	47,126	(5)	47,121
Stock issued upon exercise of options, net	—	—	470	5	(386)	—	—	(381)
Issuance of restricted stock, net of forfeitures	—	—	36	—	(106)	—	—	(106)
Stock-based compensation expense	—	—	—	—	2,318	—	—	2,318
January 31, 2015	9,791	$(112,711)	36,929	$466	$124,242	$123,894	$(2)	$135,889
Total comprehensive loss	—	—	—	—	—	(49,094)	2	(49,092)
Stock issued upon exercise of options, net	—	—	—	—	—	—	—	—
Issuance of restricted stock, net of forfeitures	—	—	150	2	(28)	—	—	(26)
Stock-based compensation expense	—	—	—	—	1,637	—	—	1,637
January 30, 2016	9,791	$(112,711)	37,079	$468	$125,851	$74,800	$—	$88,408
Total comprehensive loss	—	—	—	—	—	(17,783)	—	(17,783)
Stock issued upon exercise of options, net	—	—	9	—	17	—	—	17
Issuance of restricted stock, net of forfeitures	—	—	546	5	(28)	—	—	(23)
Stock-based compensation expense	—	—	—	—	676	—	—	676
January 28, 2017	9,791	$(112,711)	37,634	$473	$126,516	$57,017	$—	$71,295

See Notes to Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Cash flows from operating activities:
Net (loss) income	$(17,783)	$(49,094)	$47,126
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	12,300	12,048	11,786
Impairment of long-lived assets	786	281	216
Deferred income taxes, net	72	37,544	(37,938)
Loss on investment, net	—	—	1
Gain from company-owned life insurance	(911)	—	—
Amortization of premium on investments	7	46	47
Amortization of financing costs	62	62	68
Deferred lease-related liabilities	(911)	3,267	6,473
Stock-based compensation expense	676	1,637	2,318
Loss on disposal of assets	1	—	56
Changes in operating assets and liabilities:
Accounts receivable	1,518	(67)	(1,572)
Merchandise inventories	5,647	2,837	(441)
Prepaid expenses and other assets	5,567	(2,214)	198
Income taxes receivable	(3)	332	(535)
Accounts payable	(2,610)	(1,670)	(5,119)
Accrued liabilities	5,972	370	(3,826)
Other liabilities	(475)	3	143
Net cash provided by operating activities	9,915	5,382	19,001
Cash flows from investing activities:
Purchases of property, equipment and improvements	(10,327)	(26,082)	(20,270)
Proceeds from company-owned life insurance	911	—	—
Purchases of available-for-sale investments	—	—	(18,480)
Maturities of available-for-sale investments	3,008	14,987	16,506
Net cash used in investing activities	(6,408)	(11,095)	(22,244)
Cash flows from financing activities:
Shares redeemed for payroll taxes	(24)	(26)	(1,486)
Exercise of stock options	17	—	999
Payment of deferred financing costs	—	—	(99)
Net cash used in financing activities	(7)	(26)	(586)
Net increase (decrease) in cash and cash equivalents	3,500	(5,739)	(3,829)
Cash and cash equivalents at beginning of period	31,506	37,245	41,074
Cash and cash equivalents at end of period	$35,006	$31,506	$37,245
Supplemental cash flow information:
Interest paid	$192	$168	$259
Income taxes paid (refunded)	$106	$(223)	$487
Accrued purchases of equipment and improvements	$69	$1,105	$740
Shares surrendered for stock option cost	$—	$—	$1,715

See Notes to Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Nature of Business and Significant Accounting Policies

Christopher & Banks Corporation, through its wholly owned subsidiaries (collectively referred to as “Christopher & Banks”, “the Company”, “we” or “us”), operates retail stores selling women’s apparel and accessories in the United States ("U.S."). The Company operated 484, 518 and 518 stores as of January 28, 2017, January 30, 2016 and January 31, 2015, respectively. The Company also operates an eCommerce website for its Christopher & Banks and C.J. Banks brands at www.christopherandbanks.com.

Fiscal year and basis of presentation

The Company follows the standard fiscal year of the retail industry, which is a fifty-two or fifty-three week period ending on the Saturday closest to January 31, and is designated by the calendar year in which the fiscal year commences.  The fiscal years ended January 28, 2017 ("fiscal 2016"), January 30, 2016 ("fiscal 2015"), and January 31, 2015 ("fiscal 2014") each consisted of fifty-two weeks.

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

Investments

Investments are accounted for in accordance with Accounting Standards Codification ("ASC") 320-10, Investments — Debt and Equity Securities. No investments were held by the Company as of January 28, 2017. As of January 30, 2016, the Company's investment balances consisted solely of available-for-sale securities and were valued at fair value in accordance with ASC 820-10 Fair Value Measurements.

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

We recorded long-lived asset impairment charges of approximately $0.8 million, $0.3 million and $0.2 million in fiscal 2016, fiscal 2015, and fiscal 2014, respectively, related to a small number of underperforming store locations and corporate. See Note 12 - Fair Value Measurements, for further detail.

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

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising costs for fiscal 2016, fiscal 2015 and fiscal 2014, were approximately $8.5 million, $7.3 million and $7.9 million, respectively.

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

Private label credit card program

During fiscal 2013, the Company launched a private label credit card program with a sponsoring bank which provides for the issuance of credit cards bearing the Christopher & Banks and C.J. Banks brands. The sponsoring bank manages and extends credit to the Company's customers and is the sole owner of the accounts receivable generated under the program. As part of the program, the Company received a signing bonus of approximately $0.5 million from the sponsoring bank and also earns revenue based on card usage by its customers. The deferred signing bonus is included in other liabilities and is being recognized in net sales ratably over the term of the contract. The other revenue based on customer usage of the card is recognized in net sales in the periods in which the related customer transaction occurs. During fiscal 2016, fiscal 2015 and fiscal 2014, the Company recognized approximately $0.8 million, $0.7 million and $0.7 million, respectively, in net royalty revenue which is included in net sales. In addition, the sponsoring bank reimburses the Company for certain marketing expenditures related to the program, subject to an annual cap on the amount of reimbursable expenses.

Lease termination costs

Discounted liabilities for future lease costs and the fair value of related subleases of closed locations are recorded when the stores are closed prior to the expiration of the lease or execution of a lease termination agreement. In assessing the discounted liabilities for future costs of obligations related to closed stores, the Company makes assumptions regarding amounts of future subleases. If these assumptions or their related estimates change in the future, the Company may be required to record additional exit costs or reduce exit costs previously accrued. Actual settlements may vary substantially from recorded obligations. As of January 28, 2017 and January 30, 2016,  our lease termination liability is not material.

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

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities;
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

Long-lived asset impairment charges recorded during fiscal 2016, 2015 and 2014 were measured at fair value using Level 3 inputs.

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

Net income (loss) per common share

The Company utilizes the two-class method of calculating earnings per share (“EPS”) where nonvested share-based payment awards that contain non-forfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, are included in the two-class method of computing EPS. Participating securities include nonvested employee restricted stock awards with time-based vesting, which contain non-forfeitable rights to receive dividend payments.

Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the applicable period, while diluted EPS is computed based on the weighted average number of shares of common and common equivalent shares outstanding.

Segment reporting

The Company reports its operations as one reportable segment, Retail Operations, which consists of one operating segment, in accordance with ASC Topic 280, “Segment Reporting.” The Company defines an operating segment on the same basis that it uses to evaluate performance and to allocate resources. The Company has also considered its organizational structure and design of its executive compensation programs. Therefore, the Company reports results as a single segment, which includes the operation of its retail stores, outlet stores, online and mobile.

For details regarding the operating performance of the Company's retail operations and supporting corporate/administrative functions, see Note 17 - Segment Reporting.

Recently issued accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance under ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition requirements and provides a new comprehensive revenue recognition model that requires entities to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year. As a result, ASU 2014-09 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. Adoption is allowed by either the full retrospective or modified retrospective approach. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements. The new revenue standard will require the Company to recognize gift card breakage proportional to actual gift card redemptions. The Company continues to evaluate the merits of adopting the standard under the full retrospective or modified retrospective approach, which will require certain reclassifications.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires that lease arrangements longer than twelve months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We have not evaluated the impact of the updated guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 addresses simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The Company has evaluated ASU 2016-09 and does not expect the impact of this guidance to have a material impact on the Company's consolidated financial statements mostly due to the impact of the tax valuation allowance.

We reviewed all other significant newly-issued accounting pronouncements and concluded they are either not applicable to our operations, or that no material effect is expected on our consolidated financial statements as a result of future adoption.

NOTE 2 — Investments

No investments were held by the Company as of January 28, 2017.

Investments as of January 30, 2016 consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Available-for-sale securities:
Corporate bonds	2,810	1	(1)	2,810
Municipal bonds	205	—	—	205
Total short-term investments	3,015	1	(1)	3,015
Total investments	$3,015	$1	$(1)	$3,015

The securities above were classified as available-for-sale as the Company did not enter into these investments for speculative purposes or intend to actively buy and sell the securities in order to generate profits on differences in price. The Company's primary investment objective is preservation of principal. During fiscal 2016, there were no purchases of available-for-sale securities, and maturities of available-for-sale securities were approximately $3.0 million. During fiscal 2015, there were no purchases of available-for-sale securities and maturities of available-for-sale securities were approximately $15.0 million. There were no other-than-temporary impairments of available-for-sale securities during fiscal 2016 and fiscal 2015. See Note 12  - Fair Value Measurements, for fair value disclosures relating to the Company's investments.

NOTE 3 — Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	January 28, 2017	January 30, 2016
Credit card receivables	$1,900	$2,126
Amounts due from landlords	214	1,576
Other receivables	435	365
Total accounts receivable	$2,549	$4,067

Credit card receivables relate to amounts due from payment processing entities that are collected one to five days after the related sale transaction occurs.

NOTE 4 — Merchandise Inventories

Merchandise inventories consisted of the following (in thousands):

	January 28, 2017	January 30, 2016
Merchandise - in store/eCommerce	$28,584	$31,751
Merchandise - in transit	8,250	10,730
Total merchandise inventories	$36,834	$42,481

NOTE 5 — Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following (in thousands):

Description	January 28, 2017	January 30, 2016
Land	$1,597	$1,597
Corporate office, distribution center and related building improvements	12,700	12,618
Store leasehold improvements	49,450	52,812
Store furniture and fixtures	69,598	74,513
Corporate office and distribution center furniture, fixtures and equipment	4,880	4,356
Computer and point of sale hardware and software	32,313	32,644
Construction in progress	1,321	5,781
Total property, equipment and improvements, gross	171,859	184,321
Less accumulated depreciation and amortization	(116,527)	(125,097)
Total property, equipment and improvements, net	$55,332	$59,224

Upon performing the annual impairment analysis, the Company determined that improvements and equipment at certain under-performing stores, at stores identified for closure, and corporate were impaired. As a result, the Company recorded asset impairments related to property, equipment and improvements of $0.8 million, $0.3 million and $0.2 million in fiscal 2016, fiscal 2015, and fiscal 2014, respectively. See Note 12  - Fair Value Measurements, for further detail.

NOTE 6 — Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	January 28, 2017	January 30, 2016
Gift card and store credit liabilities	$7,414	$8,029
Accrued Friendship Rewards Loyalty Program liability	3,770	3,838
Accrued income, sales and other taxes payable	1,239	1,622
Accrued occupancy-related expenses	3,614	3,017
Sales return reserve	943	1,309
eCommerce obligations	3,190	1,162
Other accrued liabilities	6,256	5,593
Total accrued liabilities and other current liabilities	$26,426	$24,570

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

The Credit Facility contains customary events of default and various affirmative and negative covenants. The sole financial covenant contained in the Credit Facility requires the Company to maintain Availability at least equal to the greater of (a) ten percent (10%) of the borrowing base or (b) $3.0 million. In addition, the Credit Facility permits the payment of dividends to the Company's stockholders if certain financial conditions are met. The Company was in compliance with all covenants and other financial provisions as of January 28, 2017.

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

The Company had no borrowings under the Credit Facility during fiscal 2016, fiscal 2015 or fiscal 2014. The total borrowing base at January 28, 2017, was approximately $29.8 million. As of January 28, 2017, the Company had open on-demand letters of credit of approximately $0.3 million. Accordingly, after reducing the borrowing base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the borrowing base, the net availability of revolving credit loans under the Credit Facility was approximately $26.5 million at January 28, 2017.

NOTE 8 — Stockholder's Equity and Stock-Based Compensation

Dividends

The Credit Facility allows payment of dividends to the Company's stockholders if certain financial conditions are met.  No dividends were paid in fiscal 2016, fiscal 2015 or fiscal 2014.

Stock-based compensation

The Company maintains the following stock plans approved by stockholders: the 2013 Directors' Equity Incentive Plan (the "2013 Plan") and the 2014 Stock Incentive Plan (the “2014 Plan”). The shares outstanding under the 2014 Plan may also include shares under the 2005 Stock Incentive Plan (the "2005 Plan") that were subject to outstanding awards on June 26, 2014. If, subsequent to June 26, 2014, shares subject to an award under the 2005 Plan are not purchased, are forfeited or reacquired by the Company, or the award is terminated or canceled, then the comparable number of shares are available for issuance as provided in the 2014 Plan. Under the 2014 Plan and the 2013 Plan, the Company may grant options to purchase common stock to employees and non-employee members of the Board, respectively, at a price not less than 100% of the fair market value of the common stock on the option grant date. In general, options granted to employees vest over three years and are exercisable up to 10 years from the date of grant. No options have been granted to Directors in the last five fiscal years.

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

Approximately 1.0 million and 2.4 million shares were authorized for issuance under the 2013 Plan and the 2014 Plan, respectively. As of January 28, 2017, there were approximately 0.6 million and 1.2 million shares available for future grant under the 2013 Plan and the 2014 Plan, respectively. In addition, as of January 28, 2017, there are approximately 0.4 million options outstanding and 0.2 million performance shares authorized which were granted to our interim Chief Executive Officer in fiscal 2016 outside of the above plans as an inducement to employment.

The total pre-tax compensation expense related to all stock-based awards for fiscal 2016, fiscal 2015 and fiscal 2014 was approximately $0.7 million, $1.6 million and $2.3 million, respectively. Stock-based compensation expense is included in merchandise, buying and occupancy expenses for the buying and distribution employees, and in selling, general and administrative expense for all other employees.

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

The table below shows the weighted average assumptions relating to the valuation of stock options granted during fiscal 2016, fiscal 2015 and fiscal 2014.

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Expected dividend yield	—%	—%	—%
Expected volatility	74.93-77.13%	68.62%	59.59%
Risk-free interest rate	1.18-1.84%	1.73%	1.73%
Expected term	5.00 years	5.00 years	5.00 years

Stock-Based Compensation Activity — Stock Options

The following tables present a summary of stock option activity for fiscal 2016:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life
Outstanding, beginning of period	2,617,827	4.93
Granted	1,140,424	1.89
Exercised	(9,087)	1.91
Canceled - Vested	(227,327)	12.36
Canceled - Nonvested (Forfeited)	(8,461)	2.46
Outstanding, end of period	3,513,376	$3.48	$—	3.95 years
Exercisable, end of period	2,371,007	$4.25	$—	1.97 years

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	38,183	$2.58
Granted	1,140,424	0.81
Vested	(27,777)	3.25
Forfeited	(8,461)	1.48
Nonvested, end of period	1,142,369	0.80

The weighted average fair value for options granted during fiscal 2016, fiscal 2015 and fiscal 2014 was $0.81,  $0.80 and $4.55, respectively. The fair value of options vesting during fiscal 2016, fiscal 2015 and fiscal 2014 was approximately $3.25,  $2.00 and $1.71, respectively. The aggregate intrinsic value of options exercised during fiscal 2016 was less than $0.01 million million. There were no options exercised during fiscal 2015. The aggregate intrinsic value of options exercised during fiscal 2014 was approximately $4.6 million.

As of January 28, 2017, there was approximately $0.7 million of total unrecognized compensation expense related to nonvested stock options granted, which is expected to be recognized over a weighted average period of approximately 1.88 years.

Stock-Based Compensation Activity — Restricted Stock

The following table presents a summary of restricted stock activity for fiscal 2016:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Nonvested, beginning of period	206,375	$4.54
Granted	549,168	1.73
Vested	(165,415)	4.49
Forfeited	(35,384)	2.33
Nonvested, end of period	554,744	1.91	$732

The weighted average fair value for restricted stock granted during fiscal 2016, fiscal 2015 and fiscal 2014 was $1.73,  $4.50 and $8.89, respectively. The total fair value of restricted stock vested during fiscal 2016, fiscal 2015 and fiscal 2014 was approximately $0.7 million, $0.6 million and $0.8 million, respectively. The aggregate intrinsic value of restricted stock vested during fiscal 2016, fiscal 2015 and fiscal 2014 was approximately $0.2 million, $0.1 million and $0.6 million, respectively.

As of January 28, 2017, there was approximately $0.4 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of approximately 1.49 years.

Performance-Based Awards

During fiscal 2014, the Company made awards of performance-based restricted stock units to a limited number of executive-level employees which entitles these employees to receive a specified number of shares of the Company’s common stock on vesting dates, provided that cumulative two-year and/or three-year targets are achieved. The cumulative targets involve operating margin, net sales growth and total stockholder return versus a specified peer group. Management estimates the fair value of performance shares awards based on the market price of the underlying stock on the date of grant for net sales growth and operating margin targets. The Company utilized a Monte Carlo simulation model to determine the fair value of the performance shares for total stockholder return. In March 2016, the Company granted approximately 8,000 shares, net of shares used for payroll tax withholdings, for achieving a portion of the two-year award. The target grants for the three-year award (as revised for non-vested forfeitures) currently approximate 143,000 shares, respectively, with a weighted average grant-date fair value of $6.24 per share. The actual number of shares issued on the vesting dates could range from zero to 200% of target, depending upon actual performance achieved. Based on the market price of the Company’s common stock at January 28, 2017, the maximum future value that could be awarded on the vesting dates is $0.4 million for the three-year target awards.

During fiscal 2015, the Company made awards of performance-based restricted stock units to a limited number of executive-level employees which entitles these employees to receive a specified number of shares of the Company’s common stock on vesting dates, provided that cumulative two-year targets are achieved. The cumulative targets involve operating margin and net sales growth. Management estimates the fair value of performance shares based on the market price of the underlying stock on the date of grant. The target grants (as revised for non-vested forfeitures) currently approximate 157,000 shares with a weighted average grant-date fair value of $5.29 per share. The actual number of shares issued on the vesting date could range from zero to 200% of target, depending upon actual performance achieved. Based on the market price of the Company’s stock at January 28, 2017, the maximum future value that could be awarded on the vesting dates is $0.4 million.

Employee Inducement Award

In connection with the appointment of Joel Waller as interim President and Chief Executive Officer (“CEO”) effective January 17, 2017, the Company granted to Mr. Waller employee inducement equity awards, including 200,000 shares of performance-based, restricted common stock. One tranche of 100,000 shares will vest if, on any date prior to the "Vesting Date" (as defined in the award agreement), the Company’s common stock has a closing price equal to or greater than $3.00 on the NYSE, and the second tranche of 100,000 shares will vest if, on any date prior to the Vesting Date, the Company’s common stock has a closing price equal to or greater than $4.00 on the NYSE. If a threshold is not met, the tranche of shares of restricted stock subject to such threshold will be forfeited.

NOTE 9 — Interest Expense

Interest expense, net consisted of the following for the periods identified below (in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Interest expense	$(193)	$(168)	$(258)
Interest income	34	53	68
Total interest expense, net	$(159)	$(115)	$(190)

NOTE 10 — Income Taxes

The provision for income taxes consisted of the following for the fiscal periods identified below (in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Current:
Federal tax benefit	$—	$—	$(248)
State tax (benefit) expense	(269)	172	283
Current tax (benefit) expense	(269)	172	35
Deferred tax (benefit) expense	72	37,543	(37,937)
Income tax (benefit) provision	$(197)	$37,715	$(37,902)

The following presents a reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate for the fiscal periods ended:

	January 28, 2017	January 30, 2016	January 31, 2015
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	1.9	3.1	4.6
Change in valuation allowance	(36.1)	(373.0)	(447.6)
Reserve for unrecognized tax benefits	1.3	(0.4)	0.6
Tax credits	(0.5)	4.8	—
Other	(0.5)	(1.0)	(3.4)
Effective income tax rate	1.1%	(331.5)%	(410.8)%

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

Significant components of the Company's deferred income tax assets and liabilities are as follows (in thousands):

	January 28, 2017	January 30, 2016
Deferred tax assets:
Accrued Friendship Rewards loyalty liability	$1,283	$1,202
Accrued gift card liability	599	464
Merchandise inventories	1,083	1,557
Deferred rent and deferred lease incentives	7,049	7,991
Stock-based compensation expense	2,357	2,535
Net operating loss carryforwards	36,565	29,854
Contribution carryforwards	249	207
Tax credit carryforwards	1,186	1,276
Other accrued liabilities	2,837	1,440
Total deferred tax assets	53,208	46,526
Less: Valuation allowance	(48,549)	(42,021)
Deferred tax assets, net of valuation allowance	4,659	4,505
Deferred tax liabilities:
Depreciation and amortization	(3,879)	(3,504)
Other	(459)	(608)
Total deferred tax liabilities	(4,338)	(4,112)
Net deferred tax assets	$321	$393

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

Management continued to monitor the realizability of the deferred tax assets in fiscal 2015. The release of the valuation allowance in fiscal 2014 assumed the Company would continue to generate future profits. The fiscal 2015 loss had an impact on the expected amount of the 36 month cumulative gain/loss. Although management’s evaluation considered the effects of improved sales trends that may result in future taxable income, estimates such as these are inherently subjective. Without significant positive evidence to overcome the weight of possible future cumulative losses, the Company established a valuation allowance against its deferred tax assets in the fourth quarter of fiscal 2015.  A non-cash provision of $37.5 million was recognized to establish the valuation allowance. A small deferred tax asset was allowed related to certain state tax benefits.

The Company has incurred a net cumulative loss in fiscal 2016 as measured by the results of the current year and prior two years. Insufficient positive evidence exists to overcome the negative evidence related to the cumulative losses. Accordingly, the Company has continued to maintain a valuation allowance against its net deferred tax assets. The increase in the valuation allowance of approximately $6.0 million in fiscal 2016 primarily relates to an increase in the federal and state net operating loss carryforwards. The valuation allowance does not have any impact on cash and does not prevent the Company from using the deferred tax assets in future periods when profits are realized.

As of January 28, 2017, the Company has federal and state net operating loss carryforwards which will reduce future taxable income. Approximately $36.2 million in net federal tax benefits are available from these federal loss carryforwards of approximately $103.4 million, and an additional $1.2 million is available in net tax credit carryforwards. Included in the federal net operating loss is approximately $5.3 million of loss generated by deductions related to equity-based compensation, the tax effect of which will be recorded to additional paid in capital when utilized. The state loss carryforwards will result in net state tax benefits of approximately $2.5 million. The federal net operating loss carryovers will expire in October 2032 and beyond. The Company has analyzed equity ownership changes and determined its net operating losses will not be limited under IRC Section 382. The state net operating loss carryforwards will expire in November 2017 and beyond. Additionally, the Company has charitable contribution carryforwards that will expire in 2017 and beyond.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at February 1, 2014	$757
Additions based on tax positions related to the current year	180
Additions for tax positions of previous years	24
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(85)
Balance at January 31, 2015	876
Additions based on tax positions related to the current year	329
Additions for tax positions of previous years	16
Reductions for tax positions of previous years	(70)
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(42)
Balance at January 30, 2016	1,109
Additions based on tax positions related to the current year	108
Additions for tax positions of previous years	143
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(327)
Balance at January 28, 2017	$1,033

The Company's liability for unrecognized tax benefits is recorded within other non-current liabilities. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of January 28, 2017 and January 30, 2016 were $0.4 million and $0.6 million, respectively.

Interest and penalties related to unrecognized tax benefits of approximately $39 thousand, $64 thousand and $53 thousand were recognized as components of income tax expense in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. At January 28, 2017 and January 30, 2016, approximately $0.1 million and $0.2 million, respectively, were accrued for the potential payment of interest and penalties.

The Company and its subsidiaries are subject to U.S. federal income taxes and the income tax obligations of various state and local jurisdictions. In April 2015, the Company settled the IRS examination of the fiscal 2011 tax year. In March 2017, the Company settled the IRS examination of the Fiscal 2013 tax year. Both settlements were related to certain issues which the Company had previously reflected net of tax within deferred tax assets. The settlements did not result in any cash payments nor any impact to tax expense. Periods after fiscal 2013 remain subject to examination by the Internal Revenue Service. With few exceptions, the Company is not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2012.  As of January 28, 2017, the Company had no other ongoing audits in various jurisdictions and does not expect the liability for unrecognized tax benefits to significantly increase or decrease in the next twelve months.

NOTE 11 — Earnings Per Share

The calculation of EPS shown below excludes the income attributable to participating securities from the numerator.

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Numerator (in thousands):
Net (loss) income attributable to Christopher & Banks Corporation	$(17,783)	$(49,094)	$47,126
Income allocated to participating securities	—	—	(155)
Net (loss) income available to common stockholders	$(17,783)	$(49,094)	$46,971
Denominator (in thousands):
Weighted average common shares outstanding - basic	37,016	36,886	36,819
Dilutive shares	—	—	934
Weighted average common and common equivalent shares outstanding - diluted	37,016	36,886	37,753
Net (loss) earnings per common share:
Basic	$(0.48)	$(1.33)	$1.28
Diluted	$(0.48)	$(1.33)	$1.24

Total stock options of approximately 3.2 million, 2.3 million and 0.3 million were excluded from the shares used in the computation of diluted earnings per share for fiscal 2016, fiscal 2015 and fiscal 2014, respectively, as they were anti-dilutive.

NOTE 12 — Fair Value Measurements

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

Assets that are Measured at Fair Value on a Recurring Basis:

No investments were held by the Company as of January 28, 2017. The were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during fiscal 2016.

The following tables provide information by level for the Company's available-for-sale securities that were measured at fair value on a recurring basis (in thousands):

As of January 30, 2016:		Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3
Short-term investments:
Corporate bonds	2,810	—	2,810	—
Municipal bonds	205	—	205	—
Total assets	$3,015	$—	$3,015	$—

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

Assets that are Measured at Fair Value on a Non-recurring Basis:

The following table summarizes certain information for non-financial assets for the fiscal years ended January 28, 2017 and January 30, 2016, that are measured at fair value on a non-recurring basis in periods subsequent to an initial recognition period. The Company places amounts into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fiscal Year Ended	Fiscal Year Ended
Long-Lived Assets Held and Used (in thousands):	January 28, 2017	January 30, 2016
Carrying value	$877	$356
Fair value measured using Level 3 inputs	$91	$75
Impairment charge	$786	$281

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

The fair value measurement of the long-lived assets encompasses the following significant unobservable inputs:

	Range
Unobservable Inputs	Fiscal 2016	Fiscal 2015
Weighted Average Cost of Capital (WACC)	16%	15%
Annual sales growth	0% to 7%	0% to 8%

NOTE 13 — Employee Benefit Plans and Employment Agreements

401(k) Plan

The Company has established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for the benefit of all employees who meet certain eligibility requirements, which are primarily age, length of service and hours of service. The plan allows eligible employees to invest from 1% to 60% of their compensation, subject to dollar limits as established by the federal government. The plan allows for discretionary Company matching contributions. The Company made matching contributions totaling approximately $0.6 million, $0.5 million and $0.5 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. The Company does not offer any other post-retirement, post-employment or pension benefits to directors or employees.

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

•
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

•
Senior Vice Presidents and Vice President, Controller:  The sum of (A) twelve months of his or her highest annual salary at any time during the twelve months period preceding the date of termination; (B) 1.0 times his or her then current on-target bonus; and (C) the value of twelve months of the Company portion of COBRA health and dental premiums, unless the executive is eligible for a government subsidy with respect to such COBRA benefits.

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

On January 17, 2017, the Company announced the departure of LuAnn Via, the Company’s President and Chief Executive Officer, and a director, from all of her officer and director positions, effective as of the opening of business on January 17, 2017. We incurred a pre-tax severance charge of approximately $0.9 million in connection with Ms. Via’s departure.

NOTE 14 — Lease Commitments

The Company leases its store locations and vehicles under operating leases. The store lease terms, including rental period, renewal options, escalation clauses and rent as a percentage of sales, vary among the leases. Most store leases require the Company to pay real estate taxes and common area maintenance charges.

Total rental expense for all leases was as follows for the fiscal periods ended (in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Minimum rent	$39,384	$37,723	$38,720
Contingent rent	1,120	2,200	3,914
Maintenance, taxes and other	18,688	19,159	17,577
Amortization of deferred lease incentives	(1,908)	(2,105)	(2,229)
Total rent expense	$57,284	$56,977	$57,982

Future minimum rental payments as of January 28, 2017, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows for operating leases are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Fiscal 2017	Fiscal 2018-2019	Fiscal 2020-2021	Fiscal 2022 and Thereafter	Total
Retail store facility operating leases	$36,746	$57,721	$40,535	$57,411	$192,413
Vehicle operating leases	227	146	—	—	373
Total obligations	$36,973	$57,867	$40,535	$57,411	$192,786

NOTE 15 — Legal Proceedings

The Company is subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business. We accrue for loss contingencies associated with outstanding litigation or legal claims for which management has determined it is probable that a loss contingency exists and the amount of the loss can be reasonably estimated. In connection with a preliminary settlement entered into in February 2017 with respect to pre-litigation employment claims, the Company has established a loss contingency of $1.5 million as of January 28, 2017. If we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue a potential loss contingency. The ultimate resolution of matters can be inherently uncertain and for some matters, we are currently unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of these uncertainties. The Company does not, however, currently believe that the resolution of any pending matter will have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 16 — Sources of Supply

The Company's ten largest vendors accounted for approximately 73%, 70%, and 70% of total merchandise purchases in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. One of the Company’s suppliers accounted for approximately 28%, 30%, and 28% of merchandise purchases during fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Another supplier accounted for approximately 9%, 10% and 10% of merchandise purchases during fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Although the Company has strong relationships with these vendors, there can be no assurance that these relationships can be maintained in the future or that these vendors will continue to supply merchandise to the Company. If there should be any significant disruption in the supply of merchandise from these vendors, management believes that production could be shifted to other suppliers so as to continue to secure the required volume of product. Nevertheless, it is possible that any significant disruption in supply could have a material adverse impact on the Company's financial position or results of operations.

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

Business Segment Information
(in thousands)

	Retail Operations	Corporate/ Administrative	Consolidated
Fiscal 2016
Net sales	$381,605	$—	$381,605
Depreciation and amortization	9,630	2,670	12,300
Impairment of long-lived assets	786	—	786
Operating income (loss)	38,780	(57,512)	(18,732)
Total assets	87,109	47,511	134,620

Fiscal 2015
Net sales	$383,828	$—	$383,828
Depreciation and amortization	9,594	2,454	12,048
Impairment of long-lived assets	281	—	281
Operating income (loss)	41,149	(52,413)	(11,264)
Total assets	99,530	51,360	150,890

Fiscal 2014
Net sales	$418,584	$—	$418,584
Depreciation and amortization	9,166	2,620	11,786
Impairment of long-lived assets	216	—	216
Operating income (loss)	60,830	(51,415)	9,415
Total assets	95,538	100,499	196,037

NOTE 18 — Quarterly Financial Data (Unaudited)

	Fiscal 2016 Quarters (1)
(in thousands, except per share data)	First	Second	Third	Fourth
Net sales	$100,033	$89,923	$106,668	$84,980
Operating (loss) income	(955)	(3,760)	3,619	(17,637)
Net (loss) income	(167)	(3,884)	3,493	(17,224)

Net (loss) income per share data:
Basic	$—	$(0.11)	$0.09	$(0.46)
Diluted	$—	$(0.11)	$0.09	$(0.46)

	Fiscal 2015 Quarters (1)
(in thousands, except per share data)	First	Second	Third	Fourth
Net sales	$91,621	$93,997	$103,641	$94,569
Operating (loss) income	(2,496)	(1,710)	335	(7,393)
Net loss	(1,442)	(710)	(315)	(46,627)

Net loss per share data:
Basic	$(0.04)	$(0.02)	$(0.01)	$(1.26)
Diluted	$(0.04)	$(0.02)	$(0.01)	$(1.26)
__________________________________________

(1)	The summation of quarterly per share data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no matters which are required to be reported under Item 9.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its CEO and CFO, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 28, 2017. Based on that evaluation, the Company’s CEO and its CFO concluded that the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of January 28, 2017.

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s testing and evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that our internal control over financial reporting was designed and operated effectively as of January 28, 2017.

KPMG LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 28, 2017, and has issued their report which is included in Item 8 of this Annual Report.

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

Changes in Internal Control over Financial Reporting

During our fourth fiscal quarter, there were no changes in our internal control over financial reporting that materially affected, or are likely to materially affect, our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled “Executive Compensation,” “Meetings and Committees of the Board of Directors — Compensation Program for Non-Employee Directors” and “Meetings and Committees of the Board of Directors —Non-Employee Director Compensation for Fiscal 2016” in the Proxy Statement.

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
10.10
Second Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan, effective July 27, 2010 (incorporated herein by reference to Exhibit 10.2 to Current Report on 8-K filed August 2, 2010)**

10.11
Form of Qualified Stock Option Agreement under our 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 to Annual Report on Form 10-K for the fiscal year ended February 26, 2011 filed May 12, 2011)**

10.12
Form of Qualified Stock Option Agreement under our 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended February 26, 2011 filed May 12, 2011)**

10.13
Form of Nonqualified Stock Option Agreement under our 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.17 to Annual Report on Form 10-K for the fiscal year ended February 26, 2011 filed May 12, 2011)**

10.14
Form of Nonqualified Stock Option Agreement under our 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended February 26, 2011 filed May 12, 2011)**

10.15
Form of Nonqualified Stock Option Agreement under our Second Amended and Restated 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 15, 2011)**

10.16
Form of Restricted Stock Agreement (Time-Based Vesting) under our Second Amended and Restated 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed April 15, 2011)**

10.17
Form of Restricted Stock Agreement (Performance-Based Vesting) under our Second Amended and Restated 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K filed April 15, 2011)**

10.18
Amended and Restated Christopher & Banks Corporation 2006 Equity Incentive Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 5, 2008)**

10.19
Second Amended and Restated Christopher & Banks Corporation 2006 Equity Incentive Plan for Non-Employee Directors, effective July 27, 2010 (incorporated herein by reference to Exhibit 10.1 to Current Report on 8-K filed August 2, 2010)**

10.20
Form of Non-Qualified Stock Option Agreement under our 2006 Equity Incentive Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 1, 2006)**

10.21
Form of Restricted Stock Agreement under our 2006 Equity Incentive Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 1, 2006)**

10.22
Amended and Restated Credit and Security Agreement by and between Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit Operating Division dated November 4, 2005 (incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K for the fiscal year ended February 26, 2011 filed May 12, 2011)

10.23
Form of Stock Option Agreement (Nonqualified Stock Option) under the Second Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 30, 2012)**

10.24
Form of Performance-Based Restricted Stock Agreement under the Second Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed March 30, 2012)**

10.25
Second Amended and Restated Credit Agreement, dated as of July 12, 2012, among Christopher & Banks Corporation, as the Lead Borrower For The Borrowers Named Herein, The Guarantors from time to time party hereto, Wells Fargo Bank, National Association, as Lender (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 16, 2012)

10.26
Security Agreement by Christopher & Banks Corporation, as Lead Borrower, and The Other Borrowers and Guarantors Party Hereto From Time to Time, and Wells Fargo Bank, National Association, as Lender, dated as of July 12, 2012 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 16, 2012)

10.27
Employment Agreement between Christopher & Banks Corporation and LuAnn Via, dated as of October 29, 2012 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 1, 2012)**

10.28
Annual Incentive Non-Qualified Stock Option Agreement effective as of November 26, 2012 between LuAnn Via and Christopher & Banks Corporation (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed November 29, 2012)**

10.29
Long-Term Incentive Non-Qualified Stock Option Agreement effective as of November 26, 2012 between LuAnn Via and Christopher & Banks Corporation (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed November 29, 2012)**

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
10.38
Amended and Restated Employment Agreement between Christopher and Banks Corporation and LuAnn Via effective as of June 26, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 27, 2014)**

10.39
First Amendment, dated September 8, 2014, to the Second Amended and Restated Credit Agreement, dated July 12, 2012, by and among Christopher & Banks Corporation, Christopher & Banks, Inc. and Christopher & Banks Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 8, 2014)

10.40
Christopher & Banks Corporation Non-Employee Director Deferred Stock Plan, Amended and Restated effective December 8, 2014 (incorporated herein by reference to Exhibit 10.1 to Current  Report on Form 8-K filed December 10, 2014)**

10.41
Form of Performance Award Agreement under the Christopher & Banks Corporation 2014 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 26, 2015)**

10.42
Form of Time-Based Restricted Stock Agreement under the Christopher & Banks Corporation 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 26, 2015)**

10.43
Form of Severance Agreement between Christopher & Banks Corporation and certain of its Executive Officers (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 10, 2015)**

10.44
Form of Restricted Stock Unit Agreement under the Christopher & Banks Corporation 2013 Directors’ Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 29, 2015)**

10.45
Severance Agreement between Christopher & Banks Corporation and Marc Ungerman dated October 21, 2015 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 13, 2015)**

10.46
Amendment No. 1 to the Amended and Restated Employment Agreement between Christopher & Banks Corporation and LuAnn Via as of February 24, 2016 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 25, 2016)**

10.47
Support Agreement dated March 10, 2016, by and among Christopher & Banks Corporation; Macellum Retail Opportunity Fund, LP; Macellum Capital Management, LLC; Macellum Advisors GP, LLC; Macellum Management, LP; MCM Managers, LLC; MCM Management, LLC; and Jonathan Duskin (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 10, 2016)

10.48
Form of Severance Agreement between Christopher & Banks Corporation and certain of its Executive Officers (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 18, 2016)**

10.49	Christopher & Banks Corporation 2013 Directors’ Equity Incentive Plan, as amended June 30, 2016 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 5, 2016)**
10.50
Form of Restricted Stock Award Agreement under the Christopher & Banks 2013 Directors’ Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 5, 2016)**

10.51
Form of Non-Qualified Stock Option Agreement under the Christopher & Banks Corporation 2014 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 26, 2016)**

10.52
Form of Time-Based Restricted Stock Agreement under the Christopher & Banks Corporation 2014 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed August 26, 2016)**

10.53
Separation Agreement, entered into as of January 17, 2017, by and between Christopher & Banks Corporation and LuAnn Via (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 17, 2017)**

10.54	Release, entered into on January 17, 2017, by LuAnn Via (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 17, 2017)
10.55
Employment Agreement made effective as of January 17, 2017, by and between Christopher & Banks Corporation and Joel N. Waller (incorporated herein by reference to Exhibit 10.1 to Form 8-K/A filed February 24, 2017)**

10.56
Non-Qualified Stock Option Agreement made effective as of January 17, 2017, between Christopher & Banks Corporation and Joel N. Waller (incorporated herein by reference to Exhibit 10.2 to Form 8-K/A filed February 24, 2017)**

10.57
Performance-Based Restricted Stock Agreement made effective as of January 17, 2017, between Christopher & Banks Corporation and Joel N. Waller (incorporated herein by reference to Exhibit 10.3 to Form 8-K/A filed February 24, 2017) **

14.1	Code of Conduct of Christopher & Banks Corporation (incorporated herein by reference to Exhibit 14.1 to Current Report on Form 8-K filed November 18, 2016)
21.1	Subsidiaries of Christopher & Banks Corporation (incorporated herein by reference to Exhibit 21.1 to Annual Report on Form 10-K for the fiscal year ended March 1, 2008 filed May 15, 2008)
23.1*	Consent of KPMG LLP
24.1*	Powers of Attorney
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Financial statements from the Annual Report on Form 10-K of Christopher & Banks Corporation for the fiscal year ended January 28, 2017, formatted in Extensible Business Reporting Language ("XBRL"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

________________________________________________
*      Filed herewith
**    Management agreement or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2017.

CHRISTOPHER & BANKS CORPORATION

By:	/s/ Joel N. Waller
Joel N. Waller
Interim President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Joel N. Waller	Interim President, Chief Executive Officer and Director	March 16, 2017
	Joel N. Waller	(Principal Executive Officer)

	/s/ Peter G. Michielutti	Executive Vice President, Chief Operating	March 16, 2017
	Peter G. Michielutti	Officer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

	*	Non-Executive Chair and Director
Kent Kleeberger

	*	Director
Jonathan Duskin

	*	Director
Seth Johnson

	*	Director
William F. Sharpe, III

	*	Director
Laura Weil

*By:	/s/ Peter G. Michielutti
Peter G. Michielutti
Attorney-in-Fact pursuant to Powers of Attorney filed herewith