Form 10-Q
period 2017-04-29
CHRISTOPHER & BANKS CORP
filed 2017-05-31
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____to____
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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  YES  ☐  NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  YES  ☐  NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  YES ☒  NO
As of May 26, 2017 there were 37,626,492 shares of the registrant's common stock outstanding.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	April 29, 2017	January 28, 2017

ASSETS
Current assets:
Cash and cash equivalents	$28,270	$35,006
Accounts receivable	3,953	2,549
Merchandise inventories	42,068	36,834
Prepaid expenses and other current assets	4,539	3,485
Income taxes receivable	551	516
Total current assets	79,381	78,390
Property, equipment and improvements, net	54,335	55,332
Other non-current assets:
Deferred income taxes	331	321
Other assets	597	577
Total other non-current assets	928	898
Total assets	$134,644	$134,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,349	$13,867
Accrued salaries, wages and related expenses	6,476	6,613
Accrued liabilities and other current liabilities	24,996	26,426
Total current liabilities	48,821	46,906
Non-current liabilities:
Deferred lease incentives	8,671	9,021
Deferred rent obligations	6,625	6,576
Other non-current liabilities	2,637	822
Total non-current liabilities	17,933	16,419

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 47,417 and 47,425 shares issued, and 37,626 and 37,634 shares outstanding at April 29, 2017 and January 28, 2017, respectively	473	473
Additional paid-in capital	126,798	126,516
Retained earnings	53,330	57,017
Common stock held in treasury, 9,791 shares at cost at April 29, 2017 and January 28, 2017	(112,711)	(112,711)
Total stockholders’ equity	67,890	71,295
Total liabilities and stockholders’ equity	$134,644	$134,620

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended
	April 29,	April 30,
	2017	2016

Net sales	$88,556	$100,033
Merchandise, buying and occupancy costs	58,018	62,321
Gross profit	30,538	37,712
Other operating expenses:
Selling, general and administrative	30,974	35,477
Depreciation and amortization	3,099	3,022
Impairment of store assets	70	168
Total other operating expenses	34,143	38,667
Operating loss	(3,605)	(955)
Interest expense, net	(31)	(39)
Other income	—	911
Loss before income taxes	(3,636)	(83)
Income tax provision	52	84
Net loss	$(3,688)	$(167)

Basic loss per share:
Net loss	$(0.10)	$0.00
Basic shares outstanding	37,090	36,922

Diluted loss per share:
Net loss	$(0.10)	$0.00
Diluted shares outstanding	37,090	36,922

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016

Net loss	$(3,688)	$(167)
Other comprehensive income, net of tax	—	—
Comprehensive loss	$(3,688)	$(167)

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Cash flows from operating activities:
Net loss	$(3,688)	$(167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,099	3,022
Impairment of store assets	70	168
Deferred income taxes, net	(9)	(7)
Gain from company-owned life insurance	—	(911)
Amortization of premium on investments	—	9
Amortization of financing costs	16	15
Deferred lease-related liabilities	(291)	58
Stock-based compensation expense	289	253
Changes in operating assets and liabilities:
Accounts receivable	(1,404)	(1,713)
Merchandise inventories	(5,234)	(8,050)
Prepaid expenses and other assets	(1,090)	(980)
Income taxes receivable	(35)	(84)
Accounts payable	3,378	1,971
Accrued liabilities	(1,613)	1,294
Other liabilities	1,912	71
Net cash used in operating activities	(4,600)	(5,051)
Cash flows from investing activities:
Purchases of property, equipment and improvements	(2,130)	(3,645)
Proceeds from company-owned life insurance	—	911
Maturities of available-for-sale investments	—	2,005
Net cash used in investing activities	(2,130)	(729)
Cash flows from financing activities:
Shares redeemed for payroll taxes	(6)	(23)
Net cash used in financing activities	(6)	(23)
Net decrease in cash and cash equivalents	(6,736)	(5,803)
Cash and cash equivalents at beginning of period	35,006	31,506
Cash and cash equivalents at end of period	$28,270	$25,703
Supplemental cash flow information:
Interest paid	$31	$47
Income taxes (refunded) paid	$(36)	$86
Accrued purchases of equipment and improvements	$243	$1,769

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 — Basis of Presentation

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Christopher & Banks Corporation and its subsidiaries (collectively referred to as “Christopher & Banks”, “the Company”, “we” or “us”) pursuant to the current rules and regulations of the United States ("U.S.") Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been omitted, pursuant to such rules and regulations. These unaudited condensed consolidated financial statements, except the condensed consolidated balance sheet as of January 28, 2017 derived from the Company's audited financial statements, should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

The results of operations for the interim period shown in this report are not necessarily indicative of results to be expected for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal adjustments, except as otherwise stated in these notes, considered necessary to present fairly our financial position, results of operations, and cash flows as of April 29, 2017, and April 30, 2016 and for all periods presented.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires that lease arrangements longer than twelve months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the guidance and its impact on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 addresses simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of ASU 2016-09 did not have a material impact on the Company's consolidated financial statements mostly due to the impact of the tax valuation allowance.

We reviewed all other significant newly-issued accounting pronouncements and concluded they are either not applicable to our operations, or that no material effect is expected on our consolidated financial statements as a result of future adoption.

NOTE 2 — Merchandise Inventories and Sources of Supply

Merchandise inventories consisted of the following (in thousands):

	April 29, 2017	January 28, 2017
Merchandise - in store/eCommerce	$37,122	$28,584
Merchandise - in transit	4,946	8,250
Total merchandise inventories	$42,068	$36,834

There have been no material changes to our ratio of imports to total merchandise purchases or concentration of supplier purchases in the thirteen weeks ended April 29, 2017 compared to the fiscal 2016 year ended January 28, 2017.

NOTE 3 — Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following (in thousands):

Description	April 29, 2017	January 28, 2017
Land	$1,597	$1,597
Corporate office, distribution center and related building improvements	12,700	12,700
Store leasehold improvements	49,473	49,450
Store furniture and fixtures	69,502	69,598
Corporate office and distribution center furniture, fixtures and equipment	4,907	4,880
Computer and point of sale hardware and software	33,235	32,313
Construction in progress	2,158	1,321
Total property, equipment and improvements, gross	173,572	171,859
Less accumulated depreciation and amortization	(119,237)	(116,527)
Total property, equipment and improvements, net	$54,335	$55,332

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In conjunction with an impairment analysis, the Company determined that improvements and equipment at certain under-performing stores and at stores identified for closure were impaired. As a result, the Company recorded approximately $0.1 million and $0.2 million for long-lived asset impairments during the thirteen week periods ended April 29, 2017 and April 30, 2016, respectively.

NOTE 4 — Accrued Liabilities

Accrued liabilities and other current liabilities consisted of the following (in thousands):

	April 29, 2017	January 28, 2017
Gift card and store credit liabilities	$5,721	$7,414
Accrued Friendship Rewards Program loyalty liability	3,677	3,770
Accrued income, sales and other taxes payable	2,191	1,239
Accrued occupancy-related expenses	3,512	3,614
Sales return reserve	1,824	943
eCommerce obligations	3,608	3,190
Other accrued liabilities	4,463	6,256
Total accrued liabilities and other current liabilities	$24,996	$26,426

NOTE 5 — Credit Facility

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

Borrowings under the Credit Facility will generally accrue interest at a rate ranging from 1.50% to 1.75% over the London Interbank Offered Rate ("LIBOR") or 0.50% to 0.75% over the Wells Fargo Prime Rate based on the amount of Average Daily Availability for the Fiscal Quarter immediately preceding each Adjustment Date, as such terms are defined in the Credit Facility. The Company has the ability to select between the LIBOR or prime based rate at the time of the cash advance.  The Credit Facility has an unused commitment fee of 0.25%.

The Credit Facility contains customary events of default and various affirmative and negative covenants. The sole financial covenant contained in the Credit Facility requires the Company to maintain Availability at least equal to the greater of (a) ten percent (10%) of the borrowing base or (b) $3.0 million. In addition, the Credit Facility permits the payment of dividends to the Company's stockholders if certain financial conditions are met. The Company was in compliance with all covenants and other financial provisions as of April 29, 2017.

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

The Company had no revolving credit loan borrowings under the Credit Facility during each of the thirteen week periods ended April 29, 2017, and April 30, 2016. The total Borrowing Base at April 29, 2017 was approximately $37.2 million. As of April 29, 2017, the Company had open on-demand letters of credit of approximately $0.3 million. Accordingly, after reducing the Borrowing Base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the Borrowing Base, the net availability of revolving credit loans under the Credit Facility was approximately $33.3 million at April 29, 2017.

NOTE 6 — Income Taxes

The Company's liability for unrecognized tax benefits associated with uncertain tax positions is recorded within other non-current liabilities. There has been no material change in the reserve for unrecognized tax benefits since the end of the previous year. The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense.

The Company and its subsidiaries are subject to U.S. federal income taxes and the income tax obligations of various state and local jurisdictions. In March 2017, the Company settled the Internal Revenue Service ("IRS") examination of the fiscal 2013 tax year. The settlements did not result in any cash payments or any impact to tax expense. Periods after fiscal 2013 remain subject to examination by the IRS. With few exceptions, the Company is not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2012. As of April 29, 2017, the end of the first quarter of fiscal 2017, the Company had no other ongoing audits in various jurisdictions and does not expect the liability for unrecognized tax benefits to significantly increase or decrease in the next twelve months.

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

As of April 29, 2017, the possibility of future cumulative losses still exists and as a result, the Company has continued to maintain a valuation allowance against its net deferred tax assets. The valuation allowance does not have any impact on cash and does not prevent the Company from using the deferred tax assets in future periods when profits are realized.

As of April 29, 2017, the Company has federal and state net operating loss carryforwards which will reduce future taxable income. Approximately $36.2 million in net federal tax benefits are available from these loss carryforwards of approximately $103.4 million, and an additional $1.2 million is available in net tax credit carryforwards. The state loss carryforwards will result in net state tax benefits of approximately $2.5 million. The federal net operating loss carryovers will expire in October 2032 and beyond. The state net operating loss carryforwards will expire in November 2017 and beyond. Additionally, the Company has charitable contribution carryforwards that will expire in 2017 and beyond.

NOTE 7 — Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share (“EPS”) shown on the face of the accompanying consolidated statement of operations:

	Thirteen Weeks Ended
	April 29,	April 30,
	2017	2016
Numerator (in thousands):
Net loss attributable to Christopher & Banks Corporation	$(3,688)	$(167)
Denominator (in thousands):
Weighted average common shares outstanding - basic	37,090	36,922
Dilutive shares	—	—
Weighted average common and common equivalent shares outstanding - diluted	37,090	36,922
Net loss per common share:
Basic	$(0.10)	$0.00
Diluted	$(0.10)	$0.00

Total stock options of approximately 4.4 million and 2.2 million were excluded from the shares used in the computation of diluted earnings per share for the thirteen week periods ended April 29, 2017 and April 30, 2016, as they were anti-dilutive.

NOTE 8 — Fair Value Measurements

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

Assets that are Measured at Fair Value on a Non-recurring Basis:

The following table summarizes certain information for non-financial assets for the thirteen weeks ended April 29, 2017 and the fiscal year ended January 28, 2017, that are measured at fair value on a non-recurring basis in periods subsequent to an initial recognition period.  The Company places amounts into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Thirteen Weeks Ended	Fiscal Year Ended
Long-Lived Assets Held and Used (in thousands):	April 29, 2017	January 28, 2017
Carrying value	$70	$877
Fair value measured using Level 3 inputs	$—	$91
Impairment charge	$70	$786

All of the fair value measurements included in the table above were based on significant unobservable inputs (Level 3). The Company determines fair value for measuring assets on a non-recurring basis using a discounted cash flow approach as discussed in Note 1, Nature of Business and Significant Accounting Policies in our Form 10-K for the year ended January 28, 2017. In determining future cash flows, the Company uses its best estimate of future operating results, which requires the use of significant estimates and assumptions, including estimated sales, merchandise margin and expense levels, and the selection of an appropriate discount rate; therefore, differences in the estimates or assumptions could produce significantly different results. General economic uncertainty impacting the retail industry and continuation of recent trends in company performance makes it reasonably possible that additional long-lived asset impairments could be identified and recorded in future periods.

The fair value measurement of the long-lived assets encompasses the following significant unobservable inputs:

Range
Unobservable Inputs	Fiscal 2016
Weighted Average Cost of Capital (WACC)	16%
Annual sales growth	0% to 7%

n
NOTE 9 — Legal Proceedings

In connection with a preliminary settlement of pre-litigation employment claims reached in February 2017, we established a loss contingency of $1.475 million as of January 28, 2017. In connection therewith, on April 13, 2017, a complaint was filed in state Circuit Court in the Fifteenth Judicial Circuit in Palm Beach County, Florida (the “Florida Circuit Court”) by three named plaintiffs in a purported class action asserting claims on behalf of current and former store managers. The plaintiffs principally alleged that they and other similarly situated store managers were improperly classified as exempt employees and thus not compensated for overtime work as required under applicable federal and state law. On May 4, 2017, the Company entered into a settlement agreement with the named plaintiffs and the proposed class. On May 8, 2017, the Florida Circuit Court issued an order approving the class settlement. As approved by the Florida Circuit Court, certain current and former store managers will be eligible to receive payments in connection with time worked in prior years. The settlement of the lawsuit is not an admission by us of any wrongdoing.

As part of the settlement, the Company expects to contribute $1.475 million into a settlement fund in the second fiscal quarter of 2017. Any funds remaining after payment of all submitted claims and related settlement fund costs and expenses will revert to the Company. A final resolution of the matter and the dissolution of the settlement fund is expected by the end of this fiscal year. While the ultimate amount of the claims paid under the settlement could be less than the Company has recorded, the difference is not expected to have a material impact on our consolidated financial position or liquidity.

NOTE 10 — Segment Reporting

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

Business Segment Information
(in thousands)

	Retail	Corporate/
	Operations	Administrative	Consolidated
Thirteen Weeks Ended April 29, 2017
Net sales	$88,556	$—	$88,556
Depreciation and amortization	2,459	640	3,099
Impairment of long-lived assets	70	—	70
Operating income (loss)	9,807	(13,412)	(3,605)
Total assets	94,065	40,579	134,644

Thirteen Weeks Ended April 30, 2016
Net sales	$100,033	$—	$100,033
Depreciation and amortization	2,386	636	3,022
Impairment of long-lived assets	168	—	168
Operating income (loss)	15,642	(16,597)	(955)
Total assets	117,103	37,910	155,013

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 and our unaudited Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Quarterly Report on Form 10-Q. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude.

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

As of April 29, 2017, we operated 476 stores in 45 states, including 320 Missy, Petite, Women ("MPW") stores, 82 outlet stores, 38 Christopher & Banks ("CB") stores, and 36 C.J. Banks ("CJ") stores. Our CB brand offers unique fashions and accessories featuring exclusively designed assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P. Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W. Our MPW concept and outlet stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the Missy, Petite and Women-sized customer in one location.

Fiscal 2017 Strategic Priorities Update

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

Increase customer loyalty, acquire new customers, and recapture lapsed customers
We have a very loyal customer base that is highly engaged. The personalized customer service that our Associates provide is a differentiator for us and is a contributor to the loyalty our customers exhibit, with 91% of our active customers participating in our loyalty rewards program.

We continue to be focused on maximizing the benefits of our customer relationship management (“CRM”) database, Friendship Rewards Loyalty Program (“Friendship Rewards”), and private-label credit card program to strengthen engagement with our customers. Our Friendship Rewards program, in conjunction with our CRM system, allows us to personalize communications and customize our offers. We also will continue to leverage our direct and digital marketing channels to encourage additional customer visits and increased spending per visit.

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

In the second quarter of fiscal 2017, we plan to launch a “refer a friend” program to incentivize customers to introduce their friends to our brand. In the third quarter of fiscal 2017, we will implement personalization on our eCommerce site and in emails to further strengthen our customer relationships.

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

In first quarter of fiscal 2017, we launched our “find in store” feature online in our effort to provide more convenience to our customers. We believe that providing more visibility into store inventory will help drive traffic to our stores where our associates can provide personalized service and outfitting recommendations, and ultimately lead to increased spend. Later in fiscal 2017, we expect to offer other fulfillment options, such as ship to store or pick up in store.

Performance Measures

Management evaluates our financial results based on the following key measure of performance:

Comparable sales
Comparable sales is a measure that highlights the performance of our store channel and eCommerce channel sales by measuring the changes in sales over the comparable, prior-year period of equivalent length.

Our comparable sales calculation includes merchandise sales for:

•	Stores operating for at least 13 full months;

•	Stores relocated within the same center; and

•	eCommerce sales.

Our comparable sales calculation excludes:

•	Stores converted to the MPW format for 13 full months post conversion.

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

As we continue to execute our MPW format conversions, we have made changes to the base store population that comprise comparable stores, as illustrated in the table below:

	April 29, 2017			April 30, 2016
Stores by Format	Total Store Count	Comparable Sales Stores	% of Comparable Sales Stores	Total Store Count	Comparable Sales Stores	% of Comparable Sales Stores
MPW	320	294	92%	317	216	68%
Outlet	82	76	93%	81	49	60%
Christopher and Banks	38	38	100%	59	59	100%
C.J. Banks	36	36	100%	55	55	100%
Total Stores	476	444	93%	512	379	74%

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

Results of Operations

The following table presents selected consolidated financial data for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016:

	Thirteen Weeks Ended
(dollars in thousands)	April 29, 2017	April 30, 2016
Net sales	$88,556	$100,033
Merchandise, buying and occupancy costs	58,018	62,321
Gross profit	30,538	37,712
Other operating expenses:
Selling, general and administrative	30,974	35,477
Depreciation and amortization	3,099	3,022
Impairment of store assets	70	168
Total other operating expenses	34,143	38,667
Operating loss	(3,605)	(955)
Interest expense, net	(31)	(39)
Other income	—	911
Loss before income taxes	(3,636)	(83)
Income tax provision	52	84
Net loss	$(3,688)	$(167)

	Thirteen Weeks Ended
Rate trends as a percentage of net sales	April 29, 2017	April 30, 2016
Gross margin	34.5%	37.7%
Selling, general, and administrative	35.0%	35.5%
Depreciation and amortization	3.5%	3.0%
Operating loss	(4.1)%	(1.0)%

First Quarter Fiscal 2017 Summary

•
Net sales results in the first quarter of fiscal 2017 decreased 11.5% compared to the same period last year primarily due to a decline in average unit retail prices, partly attributable to lower inventory levels at the beginning of the quarter and limited fashion inventory receipts;

•	Comparable sales decreased 8.9% compared to a 6.2% increase in the same period last year;

•	eCommerce sales increased 14.7% compared to a 36.7% increase the same period last year;

•	Sales per store decreased 9.2% and sales per square foot decreased 10.8% compared to the same period last year;

•	Net loss aggregated to $3.7 million, a $0.10 loss per share, compared to a net loss of $0.2 million, or a $0.00 loss per share, for the same period last year;

•
Net cash flow used in operating activities in the first quarter of fiscal 2017 totaled $4.6 million, a $0.5 million cash consumption decrease, compared to net cash flow used in operating activities of $5.1 million in the same period last year, despite a $11.5 million net sales decrease.

Net Sales

	Thirteen Weeks Ended
Net sales (in thousands):	April 29, 2017	April 30, 2016	% Change
Net sales	$88,556	$100,033	(11.5)%

The components of the 11.5% net sales decrease in the first quarter fiscal 2017 compared to the first quarter of fiscal 2016 were as follows:

Thirteen Weeks Ended
Sales driver change components	April 29, 2017
Number of transactions	—%
Units per transaction	(1.8)%
Average unit retail	(9.7)%
Total sales driver change increase	(11.5)%

Thirteen Weeks Ended
Comparable sales	April 29, 2017
Comparable sales	(8.9)%

Sales decreased in the first quarter of fiscal 2017 compared to fiscal 2016 primarily due to a 9.7% decrease in average unit retail prices, a 7.2% decline in average store count, continued deceleration in mail traffic, and 1.8% decrease in units per transaction, partly offset by higher conversion rates and an increase in eCommerce sales. The sales decrease was also correlated to lower inventory levels at the beginning of the quarter and lower inventory receipts, particularly fashion tops, contributing to the decline in average unit retail prices.

To supplement our comparable sales measure, we also monitor changes in other store sales metrics as illustrated in the table below:

Thirteen Weeks Ended
Store metrics	April 29, 2017
Net sales per store % change	(9.2)%
Net sales per square foot % change	(10.8)%

Net sales per store and Net sales per square foot decreased mainly due to a decline in average unit retail prices, partly attributable to lower inventory levels at the beginning of the quarter and limited fashion inventory receipts.

Store count, openings, closings, and square footage for our stores were as follows:

	Store Count						Square Footage (1)
	January 28,			MPW	April 29,	Avg Store	April 29,	January 28,
Stores by Format	2017	Open	Close	Conversions	2017	Count	2017	2017
MPW	318	1	(4)	5	320	319	1,241	1,226
Outlet	82	—	—	—	82	82	329	329
Christopher and Banks	43	—	—	(5)	38	40	126	142
C.J. Banks	41	—	—	(5)	36	38	130	147
Total Stores	484	1	(4)	(5)	476	479	1,826	1,844

(1)	Square footage presented in thousands

Average store count in the first quarter of fiscal 2017 was 479 stores compared to an average store count of 516 stores in the first quarter fiscal 2016, a decrease of 7.2%. Average square footage in the first quarter of fiscal 2017 decreased 5.4% compared to the first quarter of fiscal 2016.

Gross Profit

	Thirteen Weeks Ended
Gross profit	April 29, 2017	April 30, 2016	Change
Gross profit	$30,538	$37,712	$(7,174)
Gross margin rate as a percentage of net sales	34.5%	37.7%	(3.2)%

Gross margin rate decreased in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 primarily due to lower merchandise margins and the effects of sales leverage on occupancy expenses. The lower merchandise margins are attributable to continued efforts to exit certain merchandise categories in addition to accelerated markdown activity to manage inventory turns.

Selling, General, and Administrative (“SG&A”) Expenses

	Thirteen Weeks Ended
Selling, general, and administrative	April 29, 2017	April 30, 2016	Change
Selling, general, and administrative	$30,974	$35,477	$(4,503)
SG&A rate as a percentage of net sales	35.0%	35.5%	(0.5)%

SG&A decreased by $4.5 million, driven by lower store operating expenses of $1.8 million, lower net employee compensation expenses of $1.2 million, and lower professional fees of $0.1 million. The SG&A expense decrease was also attributable to the absence of non-recurring charges of $2.0 million, including advisory fees in connection with shareholder activism of $1.6 million and eCommerce transition costs of $0.4 million incurred in the first quarter of fiscal 2016. These SG&A expense savings were partially offset by an increase in eCommerce operating expenses of $0.2 million, higher medical expenses of $0.2 million, and higher marketing expenses of $0.2 million. As a percent of net sales, SG&A improved approximately 50 basis points to 35.0%.

Depreciation and Amortization (“D&A”)

	Thirteen Weeks Ended
Depreciation and amortization	April 29, 2017	April 30, 2016	Change
Depreciation and amortization	$3,099	$3,022	$77
D&A rate as a percentage of net sales	3.5%	3.0%	0.5%

Depreciation and amortization expense increased primarily due to the deployment of technology solutions, including new omni-channel capabilities partly offset by the effects of the decrease in average store count.

Impairment of Store Assets

	Thirteen Weeks Ended
Impairment of Store Assets	April 29, 2017	April 30, 2016	Change
Impairment of Store Assets	$70	$168	$(98)

We recorded non-cash impairment charges related to long-lived assets held at a small number of store locations.

Operating Loss

	Thirteen Weeks Ended
Operating loss	April 29, 2017	April 30, 2016	Change
Operating loss	$(3,605)	$(955)	$(2,650)
Operating loss rate as a percentage of net sales	(4.1)%	(1.0)%	(3.1)%

Our operating loss increased in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 primarily due to a net sales decrease of $11.5 million and a 320 basis point gross margin rate decline partly offset by a SG&A decrease of $4.5 million, including the absence of fiscal 2016 non-recurring charges of $2.0 million.

Interest expense, net

	Thirteen Weeks Ended
Interest expense, net	April 29, 2017	April 30, 2016	Change
Interest expense, net	$(31)	$(39)	$8

The change in interest expense, net is not material.

Other income

	Thirteen Weeks Ended
Other income	April 29, 2017	April 30, 2016	Change
Other income	$—	$911	$(911)

Other income in the first quarter of fiscal 2016 reflects the receipt of proceeds from company-owned life insurance.

Income Tax Provision

	Thirteen Weeks Ended
Income tax provision	April 29, 2017	April 30, 2016	Change
Income tax provision	$52	$84	$(32)

Income tax expense decreased in the first quarter of fiscal 2017 compared to the first quarter of 2016 due to the impact of the valuation allowance on our deferred tax assets, the net operating loss, permanent differences and state income taxes.

Net earnings

	Thirteen Weeks Ended
Net loss	April 29, 2017	April 30, 2016	Change
Net loss	$(3,688)	$(167)	$(3,521)
Net loss rate as a percentage of net sales	(4.2)%	(0.2)%	(4.0)%

Our net loss decrease in the first quarter of fiscal 2017 compared to our net loss in the first quarter of 2016 was primarily due to a net sales decrease, a gross margin rate decline, and the absence of company-owned life insurance proceeds partly offset by lower SG&A.

Fiscal 2017 Outlook

We are implementing a number of strategic initiatives addressing merchandising, marketing, eCommerce and store operations designed to stabilize the business and drive more consistent financial performance going forward. Given the number of changes and time required to rebalance the merchandise assortment, we will not be providing sales and EPS guidance for the near term.

During the remainder of fiscal 2017, we plan to close 1 MPW store and 1 CB store. In addition, we plan to convert 1 CB and CJ stores into 1 MPW store. Average square footage for the year is expected to be down approximately 4.5% as compared to fiscal 2016 and down 4.8% in the second quarter.

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

Liquidity and Capital Resources

Cash flow and liquidity

Summary

We expect to operate our business and execute our strategic initiatives principally with funds generated from operations and, if necessary, from our amended and restated credit agreement (the “Credit Facility”) with Wells Fargo Bank N.A (“Wells Fargo”), subject to compliance with all covenants and other financial provisions of the Credit Facility. Cash flow from operations has historically been sufficient to provide for our uses of cash.

The following table summarizes our cash and cash equivalents as of the end of the first quarter of fiscal 2017 and the end of fiscal 2016:

(in thousands)	April 29, 2017	January 28, 2017
Cash and cash equivalents	$28,270	$35,006

The $6.7 million decrease in cash and cash equivalents is primarily attributable to changes in working capital and the net loss for the quarter. The working capital changes are generally in-line with normal, seasonal patterns.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the first quarter of fiscal 2017 compared to the first quarter of 2016:

	Thirteen Weeks Ended
(in thousands)	April 29, 2017	April 30, 2016
Net cash used in operating activities	$(4,600)	$(5,051)
Net cash used in investing activities	(2,130)	(729)
Net cash used in financing activities	(6)	(23)
Net decrease in cash and cash equivalents	$(6,736)	$(5,803)

Operating Activities

The decrease in cash used in operating activities in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was primarily due to changes in working capital partly offset by an increase in the net loss for the 13-week period. The changes in working capital primarily reflected the effects of lower inventory receipts partly offset by an increase in accrued liabilities.

Investing Activities

The increase in cash used in investing activities in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was mainly attributable to the absence of available-for-sale investment maturities and the absence of proceeds from company-owned life insurance. Capital expenditures for the first quarter of fiscal 2017 were approximately $2.1 million, which primarily reflected investments in technology associated with our omni-channel capabilities.

Financing Activities

Financing activities in the first quarters of fiscal 2017 and 2016 were limited to a small number of shares redeemed by employees to satisfy payroll tax obligations.

We did not pay any dividends in the first quarter of fiscal 2017. We have not paid any dividends in the last three fiscal years.

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

The Company had no revolving credit loan borrowings under the Credit Facility during each of the thirteen week periods ended April 29, 2017, and April 30, 2016. The total Borrowing Base at April 29, 2017 was approximately $37.2 million. As of April 29, 2017, the Company had open on-demand letters of credit of approximately $0.3 million. Accordingly, after reducing the Borrowing Base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the Borrowing Base, the net availability of revolving credit loans under the Credit Facility was approximately $33.3 million at April 29, 2017.

See Note 5 - Credit Facility for additional details regarding our Credit Facility, including a description of the sole financial covenant, with which we were in compliance as of April 29, 2017.

Sourcing

There have been no material changes to our ratio of imports to total merchandise purchases or concentration of supplier purchases in the thirteen weeks ended April 29, 2017 compared to the fiscal 2016 year ended January 28, 2017.

Quarterly Results and Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, consumer confidence, customer response to our seasonal merchandise mix, timing of new store openings, adverse weather conditions, and shifts in the timing of certain holidays and shifts in the timing of promotional events.

Inflation

We do not believe that inflation had a material effect on our results of operations for the first quarter of fiscal 2017.

Forward-Looking Statements

We may make forward-looking statements reflecting our current views with respect to future events and financial performance.  These forward-looking statements, which may be included in reports filed under the Exchange Act, in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A - Risk Factors of our Annual Report on Form
10-K for the fiscal year ended January 28, 2017, which could cause actual results to differ materially from historical results or those anticipated.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, we wish to advise readers that the factors listed in Item 1A of our Annual Report on Form
10-K for the fiscal year ended January 28, 2017, as well as other factors, could affect our performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed in the quarterly report on Form

10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to, and management of our market risks, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017. There have been no material changes to our exposure to, and management of our market risks in the thirteen weeks ended April 29, 2017.

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

The Company carried out an evaluation as of the end of the period covered by this report (the “Evaluation Date”), under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of April 29, 2017 the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Controls

There were no significant changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the Evaluation Date. Furthermore, there was no change in our internal control over financial reporting during the quarter ended April 29, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

In connection with a preliminary settlement of pre-litigation employment claims reached in February 2017, we established a loss contingency of $1.475 million as of January 28, 2017. In connection therewith, on April 13, 2017, a complaint was filed in state Circuit Court in the Fifteenth Judicial Circuit in Palm Beach County, Florida (the “Florida Circuit Court”) by three named plaintiffs in a purported class action asserting claims on behalf of current and former store managers. The plaintiffs principally alleged that they and other similarly situated store managers were improperly classified as exempt employees and thus not compensated for overtime work as required under applicable federal and state law. On May 4, 2017, the Company entered into a settlement agreement with the named plaintiffs and the proposed class. On May 8, 2017, the Florida Circuit Court issued an order approving the class settlement. As approved by the Florida Circuit Court, certain current and former store managers will be eligible to receive payments in connection with time worked in prior years. The settlement of the lawsuit is not an admission by us of any wrongdoing.

As part of the settlement, the Company expects to contribute $1.475 million into a settlement fund in the second fiscal quarter of 2017. Any funds remaining after payment of all submitted claims and related settlement fund costs and expenses will revert to the Company. A final resolution of the matter and the dissolution of the settlement fund is expected by the end of this fiscal year. While the ultimate amount of the claims paid under the settlement could be less than the Company has recorded, the difference is not expected to have a material impact on our consolidated financial position or liquidity.

ITEM 1A. RISK FACTORS

In addition to the other information discussed in this report, the risk factors described in Part I, Item 1A. Risk Factors in our 2016 Annual Report on Form 10-K for the fiscal period ended January 28, 2017, should be considered as they could materially affect our business, financial condition or future results. There have not been any material changes with respect to the risks described in our 2016 Form 10-K, but these are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning purchases of our common stock for the quarter ended April 29, 2017:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid per Share	Programs	Programs
1/29/17 - 2/25/17	—	$—	—	$—
2/26/17 - 4/1/17	4,952	1.31	—	—
4/2/17 - 4/29/17	—	—	—	—
Total	4,952		—	—

(1)
The shares of common stock in this column represent shares surrendered to us by stock plan participants in order to satisfy minimum withholding tax obligations related to the vesting of restricted stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit	Description
10.1	Form of Performance Based Non-Qualified Stock Option Agreement under the Christopher & Banks Corporation 2014 Stock Incentive Plan to Current Report on Form 8-K filed on March 16, 2017.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Financial statements from the Quarterly Report on Form 10-Q of Christopher & Banks Corporation for the fiscal quarter ended April 29, 2017, formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements

*   Filed with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated: May 31, 2017	By:	/s/ Joel Waller
Joel Waller
Interim President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 31, 2017	By:	/s/ Peter G. Michielutti
Peter G. Michielutti
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)