Form 10-Q
period 2017-07-29
CHRISTOPHER & BANKS CORP
filed 2017-08-30
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2017
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  YES ☒  NO
As of August 25, 2017, there were 37,855,181 shares of the registrant's common stock outstanding.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	July 29, 2017	January 28, 2017

ASSETS
Current assets:
Cash and cash equivalents	$22,573	$35,006
Accounts receivable	3,833	2,549
Merchandise inventories	41,917	36,834
Prepaid expenses and other current assets	4,568	3,485
Income taxes receivable	255	516
Total current assets	73,146	78,390
Property, equipment and improvements, net	51,983	55,332
Other non-current assets:
Deferred income taxes	322	321
Other assets	641	577
Total other non-current assets	963	898
Total assets	$126,092	$134,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,994	$13,867
Accrued salaries, wages and related expenses	4,338	6,613
Accrued liabilities and other current liabilities	20,801	26,426
Total current liabilities	48,133	46,906
Non-current liabilities:
Deferred lease incentives	8,540	9,021
Deferred rent obligations	6,583	6,576
Other non-current liabilities	2,574	822
Total non-current liabilities	17,697	16,419

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 47,646 and 47,425 shares issued, and 37,855 and 37,634 shares outstanding at July 29, 2017 and January 28, 2017, respectively	476	473
Additional paid-in capital	127,057	126,516
Retained earnings	45,440	57,017
Common stock held in treasury, 9,791 shares at cost at July 29, 2017 and January 28, 2017	(112,711)	(112,711)
Total stockholders’ equity	60,262	71,295
Total liabilities and stockholders’ equity	$126,092	$134,620

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016

Net sales	$86,618	$89,923	$175,173	$189,957
Merchandise, buying and occupancy costs	61,990	59,774	120,007	122,096
Gross profit	24,628	30,149	55,166	67,861
Other operating expenses:
Selling, general and administrative	29,179	30,626	60,153	66,103
Depreciation and amortization	3,167	2,974	6,266	5,996
Impairment of long-lived assets	93	309	163	476
Total other operating expenses	32,439	33,909	66,582	72,575
Operating loss	(7,811)	(3,760)	(11,416)	(4,714)
Interest expense, net	(38)	(42)	(69)	(82)
Other income	—	—	—	911
Loss before income taxes	(7,849)	(3,802)	(11,485)	(3,885)
Income tax provision	40	82	92	167
Net loss	$(7,889)	$(3,884)	$(11,577)	$(4,052)

Basic loss per share:
Net loss	$(0.21)	$(0.11)	$(0.31)	$(0.11)
Basic shares outstanding	37,156	36,981	37,123	36,953

Diluted loss per share:
Net loss	$(0.21)	$(0.11)	$(0.31)	$(0.11)
Diluted shares outstanding	37,156	36,981	37,123	36,953

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016

Net loss	$(7,889)	$(3,884)	$(11,577)	$(4,052)
Other comprehensive income, net of tax	—	—	—	—
Comprehensive loss	$(7,889)	$(3,884)	$(11,577)	$(4,052)

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016
Cash flows from operating activities:
Net loss	$(11,577)	$(4,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,266	5,996
Impairment of long-lived assets	163	476
Deferred income taxes, net	—	11
Gain from company-owned life insurance	—	(911)
Amortization of premium on investments	—	10
Amortization of financing costs	31	31
Deferred lease-related liabilities	(442)	(381)
Stock-based compensation expense	550	406
Loss on disposal of assets	—	1
Changes in operating assets and liabilities:
Accounts receivable	(1,284)	102
Merchandise inventories	(5,082)	(7,571)
Prepaid expenses and other assets	(1,180)	(463)
Income taxes receivable	261	(88)
Accounts payable	9,096	5,547
Accrued liabilities	(7,872)	260
Other liabilities	1,793	106
Net cash used in operating activities	(9,277)	(520)
Cash flows from investing activities:
Purchases of property, equipment and improvements	(3,150)	(6,788)
Proceeds from company-owned life insurance	—	911
Maturities of available-for-sale investments	—	3,005
Net cash used in investing activities	(3,150)	(2,872)
Cash flows from financing activities:
Shares redeemed for payroll taxes	(6)	(23)
Net cash used in financing activities	(6)	(23)
Net decrease in cash and cash equivalents	(12,433)	(3,415)
Cash and cash equivalents at beginning of period	35,006	31,506
Cash and cash equivalents at end of period	$22,573	$28,091
Supplemental cash flow information:
Interest paid	$69	$95
Income taxes (refunded) paid	$(251)	$102
Accrued purchases of equipment and improvements	$219	$226

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

The results of operations for the interim period shown in this report are not necessarily indicative of results to be expected for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal adjustments, except as otherwise stated in these notes, considered necessary to present fairly our financial position, results of operations, and cash flows as of July 29, 2017, and July 30, 2016 and for all periods presented.

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

NOTE 2 — Merchandise Inventories and Sources of Supply

Merchandise inventories consisted of the following (in thousands):

	July 29, 2017	January 28, 2017
Merchandise - in store/eCommerce	$32,648	$28,584
Merchandise - in transit	9,269	8,250
Total merchandise inventories	$41,917	$36,834

There have been no material changes to our ratio of imports to total merchandise purchases or concentration of supplier purchases in the twenty-six weeks ended July 29, 2017 compared to the fiscal 2016 year ended January 28, 2017.

NOTE 3 — Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following (in thousands):

Description	July 29, 2017	January 28, 2017
Land	$1,597	$1,597
Corporate office, distribution center and related building improvements	12,700	12,700
Store leasehold improvements	49,362	49,450
Store furniture and fixtures	69,244	69,598
Corporate office and distribution center furniture, fixtures and equipment	4,938	4,880
Computer and point of sale hardware and software	33,541	32,313
Construction in progress	1,515	1,321
Total property, equipment and improvements, gross	172,897	171,859
Less accumulated depreciation and amortization	(120,914)	(116,527)
Total property, equipment and improvements, net	$51,983	$55,332

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In conjunction with an impairment analysis, the Company determined that improvements and equipment at certain under-performing stores and at stores identified for closure were impaired. As a result, the Company recorded approximately $0.1 million and $0.3 million for long-lived asset impairments during the thirteen week periods ended July 29, 2017 and July 30, 2016, respectively. The Company recorded approximately $0.2 million and $0.5 million for long-lived asset impairments during the twenty-six week periods ended July 29, 2017 and July 30, 2016, respectively.

NOTE 4 — Accrued Liabilities

Accrued liabilities and other current liabilities consisted of the following (in thousands):

	July 29, 2017	January 28, 2017
Gift card and store credit liabilities	$5,128	$7,414
Accrued Friendship Rewards Program loyalty liability	3,587	3,770
Accrued income, sales and other taxes payable	1,866	1,239
Accrued occupancy-related expenses	3,354	3,614
Sales return reserve	1,282	943
eCommerce obligations	2,868	3,190
Other accrued liabilities	2,716	6,256
Total accrued liabilities and other current liabilities	$20,801	$26,426

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

The Credit Facility contains customary events of default and various affirmative and negative covenants. The sole financial covenant contained in the Credit Facility requires the Company to maintain Availability at least equal to the greater of (a) ten percent (10%) of the borrowing base or (b) $3.0 million. In addition, the Credit Facility permits the payment of dividends to the Company's stockholders if certain financial conditions are met. The Company was in compliance with all covenants and other financial provisions as of July 29, 2017.

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

The Company had no revolving credit loan borrowings under the Credit Facility during each of the twenty-six week periods ended July 29, 2017, and July 30, 2016. The total Borrowing Base at July 29, 2017 was approximately $36.5 million. As of July 29, 2017, the Company had open on-demand letters of credit of approximately $0.9 million. Accordingly, after reducing the Borrowing Base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the Borrowing Base, the net availability of revolving credit loans under the Credit Facility was approximately $32.0 million at July 29, 2017.

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

As of July 29, 2017, the end of the second quarter of fiscal 2017, the Company had no other ongoing audits in various jurisdictions and does not expect the liability for unrecognized tax benefits to significantly increase or decrease in the next twelve months.

As of July 29, 2017, the possibility of future cumulative losses still exists. Accordingly, the Company has continued to maintain a valuation allowance against its net deferred tax assets. A small deferred tax asset was allowed related to certain tax benefits.

As of July 29, 2017, the Company has federal and state net operating loss carryforwards ("NOLs") which will reduce future taxable income. Approximately $36.2 million in net federal tax benefits are available from federal NOLs. An additional $1.2 million is available in net tax credit carryforwards. The state NOLs will result in net state tax benefits of approximately $2.5 million.

Sections 382 and 383 of the Internal Revenue Code limit the annual utilization of certain tax attributes, including NOL carryforwards, incurred prior to a change in ownership. If the Company were to experience an ownership change, as defined by Sections 382 and 383, its ability to utilize its tax attributes could be substantially limited. Depending on the severity of the annual NOL limitation, the Company could permanently lose its ability to use a significant number of its accumulated NOLs.

NOTE 7 — Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share (“EPS”) shown on the face of the accompanying consolidated statement of operations:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Numerator (in thousands):
Net loss attributable to Christopher & Banks Corporation	$(7,889)	$(3,884)	$(11,577)	$(4,052)
Denominator (in thousands):
Weighted average common shares outstanding - basic	37,156	36,981	37,123	36,953
Dilutive shares	—	—	—	—
Weighted average common and common equivalent shares outstanding - diluted	37,156	36,981	37,123	36,953
Net loss per common share:
Basic	$(0.21)	$(0.11)	$(0.31)	$(0.11)
Diluted	$(0.21)	$(0.11)	$(0.31)	$(0.11)

Total stock options of approximately 4.1 million and 2.2 million were excluded from the shares used in the computation of diluted earnings per share for the thirteen week periods ended July 29, 2017 and July 30, 2016, as they were anti-dilutive. Total stock options of approximately 4.1 million and 2.4 million were excluded from the shares used in the computation of diluted earnings per share for the twenty-six week periods ended July 29, 2017 and July 30, 2016, respectively, as they were anti-dilutive.

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

Assets that are Measured at Fair Value on a Non-recurring Basis:

The following table summarizes certain information for non-financial assets for the twenty-six weeks ended July 29, 2017 and the fiscal year ended January 28, 2017, that are measured at fair value on a non-recurring basis in periods subsequent to an initial recognition period. The Company places amounts into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Twenty-Six Weeks Ended	Fiscal Year Ended
Long-Lived Assets Held and Used (in thousands):	July 29, 2017	January 28, 2017
Carrying value	$163	$877
Fair value measured using Level 3 inputs	$—	$91
Impairment charge	$163	$786

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

General economic uncertainty impacting the retail industry and the continuation of recent trends in company performance makes it reasonably possible that additional long-lived asset impairments could be identified and recorded in future periods.

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

As part of the settlement, the Company contributed $1.475 million into a settlement fund in the second fiscal quarter of 2017. Any funds remaining after payment of all submitted claims and related settlement fund costs and expenses will revert to the Company. A final resolution of the matter and the dissolution of the settlement fund is expected by the end of this fiscal year. While the ultimate amount of the claims paid under the settlement is likely to be less than the Company has recorded, the difference is not expected to have a material impact on our consolidated financial position or liquidity.

The ultimate resolution of legal matters can be inherently uncertain and for some matters, we are currently unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of these uncertainties. The Company does not, however, currently believe that the resolution of any pending matter will have a material adverse effect on its financial position, results of operations or liquidity.

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

Business Segment Information
(in thousands)

	Retail	Corporate/
	Operations	Administrative	Consolidated
Thirteen Weeks Ended July 29, 2017
Net sales	$86,618	$—	$86,618
Depreciation and amortization	2,491	676	3,167
Impairment of long-lived assets	93	—	93
Operating income (loss)	4,146	(11,957)	(7,811)

Thirteen Weeks Ended July 30, 2016
Net sales	$89,923	$—	$89,923
Depreciation and amortization	2,360	614	2,974
Impairment of long-lived assets	309	—	309
Operating income (loss)	7,878	(11,638)	(3,760)

Twenty-Six Weeks Ended July 29, 2017
Net sales	$175,173	$—	$175,173
Depreciation and amortization	4,950	1,316	6,266
Impairment of long-lived assets	163	—	163
Operating income (loss)	13,953	(25,369)	(11,416)
Total assets	91,705	34,387	126,092

Twenty-Six Weeks Ended July 30, 2016
Net sales	$189,957	$—	$189,957
Depreciation and amortization	4,746	1,250	5,996
Impairment of long-lived assets	476	—	476
Operating income (loss)	23,520	(28,234)	(4,714)
Total assets	105,274	46,601	151,875

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

As of July 29, 2017, we operated 473 stores in 45 states, including 320 Missy, Petite, Women ("MPW") stores, 79 outlet stores, 38 Christopher & Banks ("CB") stores, and 36 C.J. Banks ("CJ") stores. Our CB brand offers unique fashions and accessories featuring exclusively designed assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P. Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W. Our MPW concept and outlet stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the Missy, Petite and Women-sized customer in one location.

Fiscal 2017 Strategic Priorities Update

Our overall business strategy is to build sustainable, long-term revenue growth and consistent profitability through the following strategic initiatives:

•	Offer a differentiated product assortment

•	Increase customer loyalty, acquire new customers, and recapture lapsed customers

•	Leverage our omni-channel capabilities

Offer a differentiated product assortment
We are committed to ensuring we consistently meet our customers’ needs with a differentiated merchandise assortment that fits her lifestyle at a recognizable value. We intend to increase the flow of our fashion offering and provide a more versatile assortment to encourage our customers to shop more frequently and buy more when she visits. To further support the newness of our merchandise presentations, we are analyzing our promotional cadence and adjusting our markdown strategy to increase inventory turnover to keep merchandise fresh and current.

Increase customer loyalty, acquire new customers, and recapture lapsed customers
We have a very loyal customer base that is highly engaged. The personalized customer service that our Associates provide is a differentiator for us and is a contributor to the loyalty our customers exhibit, with approximately 90% of our active customers participating in our loyalty rewards program.

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

We are accelerating our efforts to re-engage customers that stopped shopping following the migration of their local CB or CJ store to the MPW format through targeted communications. We are also working to gain new customers and brand awareness through increased investments in digital paid media, and earned media. Additionally, we are increasing the frequency of store grass root events that will continue to capitalize on the strong relationships between our store associates and customers.

In the second quarter of fiscal 2017, we launched a “refer a friend” program to incentivize customers to introduce their friends to our brand. In the third quarter of fiscal 2017, we will implement personalization on our eCommerce site and in emails to further strengthen our customer relationships.

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

In second quarter of fiscal 2017, we launched our “find in store” feature online in our effort to provide more convenience to our customers. We believe that providing more visibility into store inventory will help drive traffic to our stores where our associates can provide personalized service and outfitting recommendations, and ultimately lead to increased customer spend. Later in fiscal 2017, we expect to offer other fulfillment options, such as ship to store or pick up in store.

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

As we continue to execute our MPW format conversions, we have made changes to the base store population that comprises comparable stores, as illustrated in the table below:

	July 29, 2017			July 30, 2016
Stores by Format	Total Store Count	Comparable Sales Stores	% of Comparable Sales Stores	Total Store Count	Comparable Sales Stores	% of Comparable Sales Stores
MPW	320	300	94%	315	287	91%
Outlet	79	77	97%	83	53	64%
Christopher and Banks	38	38	100%	55	55	100%
C.J. Banks	36	36	100%	53	53	100%
Total Stores	473	451	95%	506	448	89%

Comparable sales measures vary across the retail industry. As a result, our comparable sales calculation is not necessarily comparable to similarly titled measures reported by other companies.

To supplement our comparable sales performance measure, we also monitor changes in net sales per store and net sales per gross square foot for the entire store base.

Second Quarter Fiscal 2017 Results of Operations

The following table presents selected consolidated financial data for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016:

	Thirteen Weeks Ended
(dollars in thousands)	July 29, 2017	July 30, 2016
Net sales	$86,618	$89,923
Merchandise, buying and occupancy costs	61,990	59,774
Gross profit	24,628	30,149
Other operating expenses:
Selling, general and administrative	29,179	30,626
Depreciation and amortization	3,167	2,974
Impairment of store assets	93	309
Total other operating expenses	32,439	33,909
Operating loss	(7,811)	(3,760)
Interest expense, net	(38)	(42)
Loss before income taxes	(7,849)	(3,802)
Income tax provision	40	82
Net loss	$(7,889)	$(3,884)

	Thirteen Weeks Ended
Rate trends as a percentage of net sales	July 29, 2017	July 30, 2016
Gross margin	28.4%	33.5%
Selling, general, and administrative	33.7%	34.1%
Depreciation and amortization	3.7%	3.3%
Operating loss	(9.0)%	(4.2)%

Second Quarter Fiscal 2017 Summary

•
Net sales decreased 3.7% compared to the same period last year primarily due to a decline in average unit retail prices and a decrease in average store count, partly offset by a sequential improvement in traffic, leading to an increase in transactions;

•	Net sales sequentially improved through the second quarter reaching a positive single-digit comparable sales % in fiscal July;

•	eCommerce sales increased 22.1% compared to a 10.8% increase the same period last year;

•
Gross margin rate decreased 510 basis points compared to the same period last year primarily driven by our efforts to sell through non go-forward product and address slow sellers more quickly through markdowns;

•	Net loss aggregated to $7.9 million, a $0.21 loss per share, compared to a net loss of $3.9 million, or a $0.11 loss per share, for the same period last year;

•	As of July 29, 2017, we held $22.6 million of cash and cash equivalents, compared to $28.1 million as of July 30, 2016.

Net Sales

	Thirteen Weeks Ended
Net sales (in thousands):	July 29, 2017	July 30, 2016	% Change
Net sales	$86,618	$89,923	(3.7)%

The components of the 3.7% net sales decrease in the second quarter fiscal 2017 compared to the second quarter of fiscal 2016 were as follows:

Thirteen Weeks Ended
Sales driver change components	July 29, 2017
Number of transactions	3.0%
Units per transaction	0.9%
Average unit retail	(7.6)%
Total sales driver change increase	(3.7)%

Thirteen Weeks Ended
Comparable sales	July 29, 2017
Comparable sales	(0.6)%

Sales decreased primarily due to a 7.6% decrease in average unit retail prices, a 7.0% decline in average store count, partly offset by a sequential improvement in mall traffic, higher conversion rates and a 0.9% increase in units per transaction. The sales decrease was also correlated to lower inventory levels at the beginning of the quarter and promotional spend to sell through inventory that did not reflect our go-forward strategy, contributing to the decline in average unit retail prices.

To supplement our comparable sales measure, we also monitor changes in other store sales metrics as illustrated in the table below:

Thirteen Weeks Ended
Store metrics	July 29, 2017
Net sales per store % change	(0.7)%
Net sales per square foot % change	(1.9)%

Net sales per store and Net sales per square foot decreased mainly due to a decline in average unit retail prices.

Store count, openings, closings, and square footage for our stores were as follows:

	Store Count						Square Footage (1)
	April 29,			MPW	July 29,	Avg Store	July 29,	April 29,
Stores by Format	2017	Open	Close	Conversions	2017	Count	2017	2017
MPW	320	—	—	—	320	320	1,241	1,241
Outlet	82	—	(3)	—	79	80	306	329
Christopher and Banks	38	—	—	—	38	38	126	126
C.J. Banks	36	—	—	—	36	36	130	130
Total Stores	476	—	(3)	—	473	474	1,803	1,826

(1)	Square footage presented in thousands

Average store count in the second quarter of fiscal 2017 was 474 stores compared to an average store count of 509 stores in the second quarter fiscal 2016, a decrease of 6.9%. Average square footage in the second quarter of fiscal 2017 decreased 5.7% compared to the second quarter of fiscal 2016.

Gross Profit

	Thirteen Weeks Ended
Gross profit	July 29, 2017	July 30, 2016	Change
Gross profit	$24,628	$30,149	$(5,521)
Gross margin rate as a percentage of net sales	28.4%	33.5%	(5.1)%

Gross margin rate decreased 510 basis points primarily driven by our efforts to sell through non go-forward product and address slow sellers more quickly through markdowns. The gross margin rate decline accelerated in the second quarter compared to the first quarter due to seasonal markdowns that typically occur at the end of the second quarter.

Selling, General, and Administrative (“SG&A”) Expenses

	Thirteen Weeks Ended
Selling, general, and administrative	July 29, 2017	July 30, 2016	Change
Selling, general, and administrative	$29,179	$30,626	$(1,447)
SG&A rate as a percentage of net sales	33.7%	34.1%	(0.4)%

SG&A decreased by $1.4 million, driven by lower store operating expenses of $1.4 million due to a managed effort to reduce expenses. The SG&A expense decrease was also attributable to the absence of non-recurring charges of eCommerce transition costs of $0.3 million incurred in the second quarter of fiscal 2016. These SG&A expense savings were partially offset by an increase in eCommerce operating expenses of $0.2 million to support higher eCommerce sales. As a percent of net sales, SG&A improved approximately 40 basis points to 33.7%.

Depreciation and Amortization (“D&A”)

	Thirteen Weeks Ended
Depreciation and amortization	July 29, 2017	July 30, 2016	Change
Depreciation and amortization	$3,167	$2,974	$193
D&A rate as a percentage of net sales	3.7%	3.3%	0.4%

Depreciation and amortization expense increased primarily due to the deployment of technology solutions, including new omni-channel capabilities partly offset by the effects of the decrease in average store count.

Impairment of Long-Lived Assets

	Thirteen Weeks Ended
Impairment of long-lived assets	July 29, 2017	July 30, 2016	Change
Impairment of long-lived assets	$93	$309	$(216)

We recorded non-cash impairment charges related to long-lived assets held at store locations.

Operating Loss

	Thirteen Weeks Ended
Operating loss	July 29, 2017	July 30, 2016	Change
Operating loss	$(7,811)	$(3,760)	$(4,051)
Operating loss rate as a percentage of net sales	(9.0)%	(4.2)%	(4.8)%

Our operating loss increased in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 primarily due to a 510 basis point gross margin rate decline and net sales decrease of $3.3 million, partly offset by a SG&A decrease of $1.4 million, including the absence of fiscal 2016 non-recurring charges of $0.3 million.

Interest expense, net

	Thirteen Weeks Ended
Interest expense, net	July 29, 2017	July 30, 2016	Change
Interest expense, net	$(38)	$(42)	$4

The change in interest expense, net is not material.

Income Tax Provision

	Thirteen Weeks Ended
Income tax provision	July 29, 2017	July 30, 2016	Change
Income tax provision	$40	$82	$(42)

The change in the income tax provision is not material. For the thirteen weeks ended July 29, 2017, our effective tax rate was (1.3)% compared to (2.2)% in the same period last year.

Net earnings

	Thirteen Weeks Ended
Net loss	July 29, 2017	July 30, 2016	Change
Net loss	$(7,889)	$(3,884)	$(4,005)
Net loss rate as a percentage of net sales	(9.1)%	(4.3)%	(4.8)%

Our net loss increase in the second quarter of fiscal 2017 compared to our net loss in the second quarter of 2016 was primarily due to a gross margin rate decline and a net sales decrease partly offset by lower SG&A.

First Half Fiscal 2017 Results of Operations

The following table presents selected consolidated financial data for the first half of fiscal 2017 compared to the first half of fiscal 2016:

	Twenty-Six Weeks Ended
(dollars in thousands)	July 29, 2017	July 30, 2016
Net sales	$175,173	$189,957
Merchandise, buying and occupancy costs	120,007	122,096
Gross profit	55,166	67,861
Other operating expenses:
Selling, general and administrative	60,153	66,103
Depreciation and amortization	6,266	5,996
Impairment of store assets	163	476
Total other operating expenses	66,582	72,575
Operating loss	(11,416)	(4,714)
Interest expense, net	(69)	(82)
Other income	—	911
Loss before income taxes	(11,485)	(3,885)
Income tax provision	92	167
Net loss	$(11,577)	$(4,052)

	Twenty-Six Weeks Ended
Rate trends as a percentage of net sales	July 29, 2017	July 30, 2016
Gross margin	31.5%	35.7%
Selling, general, and administrative	34.3%	34.8%
Depreciation and amortization	3.6%	3.2%
Operating loss	(6.5)%	(2.5)%

First Half Fiscal 2017 Summary

•	Net sales decreased 7.8% compared to the same period last year primarily due to a decline in average unit retail prices and a decrease in average store count;

•
Net sales sequentially improved from a 11.5% sales decline and a comparable sales decrease of 8.9% in the first quarter of fiscal 2017 to a 3.7% sales decline and comparable sales decrease of 0.6% in the second quarter of fiscal 2017;

•	eCommerce sales increased 18.1% compared to a 27.2% increase the same period last year;

•
Gross margin rate decreased 420 basis points compared to the same period last year primarily driven by our second quarter efforts to sell through non go-forward product and address slow sellers more quickly through markdowns;

•	Net loss aggregated to $11.6 million, a $0.31 loss per share, compared to a net loss of $4.1 million, or a $0.11 loss per share, for the same period last year.

Net Sales

	Twenty-Six Weeks Ended
Net sales (in thousands):	July 29, 2017	July 30, 2016	% Change
Net sales	$175,173	$189,957	(7.8)%

The components of the 7.8% net sales decrease in the first half of fiscal 2017 compared to the first half of fiscal 2016 were as follows:

Twenty-Six Weeks Ended
Sales driver change components	July 29, 2017
Number of transactions	1.6%
Units per transaction	(0.6)%
Average unit retail	(8.8)%
Total sales driver change increase	(7.8)%

Twenty-Six Weeks Ended
Comparable sales	July 29, 2017
Comparable sales	(4.1)%

Sales decreased primarily due to an 8.8% decrease in average unit retail prices, a 7.1% decline in average store count, continued weakness in mall traffic, and a 0.6% decrease in units per transaction, partly offset by higher conversion rates. The sales decrease was also correlated to lower inventory levels at the beginning of the year, lower inventory receipts in the first quarter and promotional spend to sell through inventory that did not reflect our go-forward strategy, contributing to the decline in average unit retail prices.

To supplement our comparable sales measure, we also monitor changes in other store sales metrics as illustrated in the table below:

Twenty-Six Weeks Ended
Store metrics	July 29, 2017
Net sales per store % change	(5.2)%
Net sales per square foot % change	(6.6)%

Net sales per store and Net sales per square foot decreased mainly due to a decline in average unit retail prices.

Store count, openings, closings, and square footage for our stores were as follows:

	Store Count						Square Footage (1)
	January 28,			MPW	July 29,	Avg Store	July 29,	January 28,
Stores by Format	2017	Open	Close	Conversions	2017	Count	2017	2017
MPW	318	1	(4)	5	320	319	1,241	1,226
Outlet	82	—	(3)	—	79	81	306	329
Christopher and Banks	43	—	—	(5)	38	39	126	142
C.J. Banks	41	—	—	(5)	36	37	130	147
Total Stores	484	1	(7)	(5)	473	476	1,803	1,844

(1)	Square footage presented in thousands

Average store count in the first half of fiscal 2017 was 476 stores compared to an average store count of 512 stores in the same period of fiscal 2016, a decrease of 7.0%. Average square footage in the first half of fiscal 2017 decreased 5.7% compared to the same period of fiscal 2016.

Gross Profit

	Twenty-Six Weeks Ended
Gross profit	July 29, 2017	July 30, 2016	Change
Gross profit	$55,166	$67,861	$(12,695)
Gross margin rate as a percentage of net sales	31.5%	35.7%	(4.2)%

Gross margin rate decreased 420 basis points primarily driven by our efforts to sell through non go-forward product and address slow sellers more quickly through markdowns, and to a lesser extent, the effects of sales leverage on occupancy expenses. The gross margin rate decline accelerated in the second quarter compared to the first quarter due to seasonal markdowns that typically occur at the end of the second quarter.

Selling, General, and Administrative (“SG&A”) Expenses

	Twenty-Six Weeks Ended
Selling, general, and administrative	July 29, 2017	July 30, 2016	Change
Selling, general, and administrative	$60,153	$66,103	$(5,950)
SG&A rate as a percentage of net sales	34.3%	34.8%	(0.5)%

SG&A decreased by $5.9 million, driven by lower store operating expenses of $3.2 million and lower net employee compensation expenses of $1.2 million. The SG&A expense decrease was also attributable to the absence of non-recurring charges of $2.2 million, including advisory fees in connection with shareholder activism of $1.5 million and eCommerce transition costs of $0.7 million incurred in the first half of fiscal 2016. These SG&A expense savings were partially offset by an increase in eCommerce operating expenses of $1.0 million to support higher eCommerce sales. As a percent of net sales, SG&A improved approximately 50 basis points to 34.3%.

Depreciation and Amortization (“D&A”)

	Twenty-Six Weeks Ended
Depreciation and amortization	July 29, 2017	July 30, 2016	Change
Depreciation and amortization	$6,266	$5,996	$270
D&A rate as a percentage of net sales	3.6%	3.2%	0.4%

Depreciation and amortization expense increased primarily due to the deployment of technology solutions, including new omni-channel capabilities partly offset by the effects of the decrease in average store count.

Impairment of Long-Lived Assets

	Twenty-Six Weeks Ended
Impairment of long-lived assets	July 29, 2017	July 30, 2016	Change
Impairment of long-lived assets	$163	$476	$(313)

We recorded non-cash impairment charges related to long-lived assets held at store locations.

Operating Loss

	Twenty-Six Weeks Ended
Operating loss	July 29, 2017	July 30, 2016	Change
Operating loss	$(11,416)	$(4,714)	$(6,702)
Operating loss rate as a percentage of net sales	(6.5)%	(2.5)%	(4.0)%

Our operating loss increased in the first half of fiscal 2017 compared to the first half of fiscal 2016 primarily due to a 420 basis point gross margin rate decline and a net sales decrease of $14.8 million, partly offset by a SG&A decrease of $5.9 million, including the absence of fiscal 2016 non-recurring charges of $2.2 million.

Interest expense, net

	Twenty-Six Weeks Ended
Interest expense, net	July 29, 2017	July 30, 2016	Change
Interest expense, net	$(69)	$(82)	$13

The change in interest expense, net is not material.

Other income

	Twenty-Six Weeks Ended
Other income	July 29, 2017	July 30, 2016	Change
Other income	$—	$911	$(911)

Other income in the second quarter of fiscal 2016 reflects the receipt of proceeds from company-owned life insurance.

Income Tax Provision

	Twenty-Six Weeks Ended
Income tax provision	July 29, 2017	July 30, 2016	Change
Income tax provision	$92	$167	$(75)

The change in the income tax provision is not material. For the first half 2017, our effective tax rate was (1.5)% compared to (4.3)% in the same period last year.

Net earnings

	Twenty-Six Weeks Ended
Net loss	July 29, 2017	July 30, 2016	Change
Net loss	$(11,577)	$(4,052)	$(7,525)
Net loss rate as a percentage of net sales	(6.6)%	(2.1)%	(4.5)%

Our net loss decrease in the first half of fiscal 2017 compared to our net loss in the first half of 2016 was primarily due to a gross margin rate decline, a net sales decrease, and the absence of company-owned life insurance proceeds partly offset by lower SG&A.

Fiscal 2017 Outlook

We are implementing a number of strategic initiatives addressing merchandising, marketing, eCommerce and store operations designed to stabilize the business and drive more consistent financial performance going forward. Given the number of changes and time required to rebalance the merchandise assortment, we will not be providing sales and EPS guidance for the near term.

During the remainder of fiscal 2017, we plan to close 2 MPW stores, 1 Outlet and 1 CB store. In addition, we plan to convert 1 CB and 1 CJ store into 1 MPW store. Average square footage for the year is expected to be down approximately 5.3% as compared to fiscal 2016 and down 5.6% in the third quarter.

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

The following table summarizes our cash and cash equivalents as of the end of the second quarter of fiscal 2017 and the end of fiscal 2016:

(in thousands)	July 29, 2017	January 28, 2017
Cash and cash equivalents	$22,573	$35,006

The $12.4 million decrease in cash and cash equivalents is primarily attributable the the net loss for the first half of fiscal 2017, investments in MPW store conversions and omni-channel capabilities, and changes in working capital. The working capital fluctuations are generally in-line with normal, seasonal patterns.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the first half of fiscal 2017 compared to the first half of 2016:

	Twenty-Six Weeks Ended
(in thousands)	July 29, 2017	July 30, 2016
Net cash used in operating activities	$(9,277)	$(520)
Net cash used in investing activities	(3,150)	(2,872)
Net cash used in financing activities	(6)	(23)
Net decrease in cash and cash equivalents	$(12,433)	$(3,415)

Operating Activities

The decrease in cash used in operating activities in the first half of fiscal 2017 compared to the first half of fiscal 2016 was primarily due to an increase in the net loss for the twenty-six week period and changes in working capital. The changes in working capital primarily reflected the effects of a decrease in accrued liabilities, primarily due to payouts pertaining to a loss contingency, employee compensation, and timing of obligations to third-party service providers, partly offset an increase in accounts payable due to the timing of fashion merchandise receipts and lower inventory receipts.

Investing Activities

The increase in cash used in investing activities in the first half of fiscal 2017 compared to the first half of fiscal 2016 was mainly attributable to the absence of available-for-sale investment maturities and the absence of proceeds from company-owned life insurance. Capital expenditures for the first half of fiscal 2017 were approximately $3.2 million, which primarily reflected investments in MPW store conversions and technology associated with our omni-channel capabilities.

Financing Activities

Financing activities in the first half of fiscal 2017 and 2016 were limited to a small number of shares redeemed by employees to satisfy payroll tax obligations.

We did not pay any dividends in the first half of fiscal 2017. We have not paid any dividends in the last three fiscal years.

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

The Company had no revolving credit loan borrowings under the Credit Facility during each of the twenty-six week periods ended July 29, 2017, and July 30, 2016. The total Borrowing Base at July 29, 2017 was approximately $36.5 million. As of July 29, 2017, the Company had open on-demand letters of credit of approximately $0.9 million. Accordingly, after reducing the Borrowing Base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the Borrowing Base, the net availability of revolving credit loans under the Credit Facility was approximately $32.0 million at July 29, 2017.

See Note 5 - Credit Facility for additional details regarding our Credit Facility, including a description of the sole financial covenant, with which we were in compliance as of July 29, 2017.

Sourcing

There have been no material changes to our ratio of imports to total merchandise purchases or concentration of supplier purchases in the twenty-six weeks ended July 29, 2017 compared to the fiscal 2016 year ended January 28, 2017.

Quarterly Results and Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, consumer confidence, customer response to our seasonal merchandise mix, timing of new store openings, adverse weather conditions, and shifts in the timing of certain holidays and shifts in the timing of promotional events.

Inflation

We do not believe that inflation had a material effect on our results of operations for the thirteen week and twenty-six week periods ended July 29, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to, and management of our market risks, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017. There have been no material changes to our exposure to, and management of our market risks in the thirteen weeks ended July 29, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Interim Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

The Company carried out an evaluation as of the end of the period covered by this report (the “Evaluation Date”), under the supervision and with the participation of its management, including its Interim Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Interim Chief Executive Officer and Interim Chief Financial Officer concluded that as of July 29, 2017 the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Controls

There were no significant changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the Evaluation Date. Furthermore, there was no change in our internal control over financial reporting during the quarter ended July 29, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As part of the settlement, the Company contributed $1.475 million into a settlement fund in the second fiscal quarter of 2017. Any funds remaining after payment of all submitted claims and related settlement fund costs and expenses will revert to the Company. A final resolution of the matter and the dissolution of the settlement fund is expected by the end of this fiscal year. While the ultimate amount of the claims paid under the settlement is likely to be less than the Company has recorded, the difference is not expected to have a material impact on our consolidated financial position or liquidity.

The ultimate resolution of legal matters can be inherently uncertain and for some matters, we are currently unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of these uncertainties. The Company does not, however, currently believe that the resolution of any pending matter will have a material adverse effect on its financial position, results of operations or liquidity.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit	Description
10.1	Form of Christopher & Banks Corporation Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 20, 2017)
10.2**
Retention Agreement, effective as of July 25, 2017, by and between Christopher & Banks Corporation and Marc A. Ungerman (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed on July 26, 2017)

31.1*	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Financial statements from the Quarterly Report on Form 10-Q of Christopher & Banks Corporation for the fiscal quarter ended July 29, 2017, formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements

*   Filed with this report
** Management agreement or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated: August 30, 2017	By:	/s/ Joel Waller
Joel Waller
Interim President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 30, 2017	By:	/s/ Marc Ungerman
Marc Ungerman
Interim Chief Financial Officer
(Principal Financial Officer)