Form 10-Q
period 2017-10-28
CHRISTOPHER & BANKS CORP
filed 2017-11-30
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2017
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  YES ☒  NO
As of November 24, 2017, there were 37,834,003 shares of the registrant's common stock outstanding.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	October 28, 2017	January 28, 2017

ASSETS
Current assets:
Cash and cash equivalents	$17,867	$35,006
Accounts receivable	4,196	2,549
Merchandise inventories	51,431	36,834
Prepaid expenses and other current assets	4,638	3,485
Income taxes receivable	243	516
Total current assets	78,375	78,390
Property, equipment and improvements, net	50,374	55,332
Other non-current assets:
Deferred income taxes	296	321
Other assets	638	577
Total other non-current assets	934	898
Total assets	$129,683	$134,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,600	$13,867
Accrued salaries, wages and related expenses	5,972	6,613
Accrued liabilities and other current liabilities	24,871	26,426
Total current liabilities	53,443	46,906
Non-current liabilities:
Deferred lease incentives	8,186	9,021
Deferred rent obligations	6,623	6,576
Other non-current liabilities	2,500	822
Total non-current liabilities	17,309	16,419

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 47,629 and 47,425 shares issued, and 37,838 and 37,634 shares outstanding at October 28, 2017 and January 28, 2017, respectively	475	473
Additional paid-in capital	127,348	126,516
Retained earnings	43,819	57,017
Common stock held in treasury, 9,791 shares at cost at October 28, 2017 and January 28, 2017	(112,711)	(112,711)
Total stockholders’ equity	58,931	71,295
Total liabilities and stockholders’ equity	$129,683	$134,620

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016

Net sales	$98,468	$106,668	$273,642	$296,625
Merchandise, buying and occupancy costs	65,229	67,447	185,237	189,543
Gross profit	33,239	39,221	88,405	107,082
Other operating expenses:
Selling, general and administrative	31,802	32,483	91,956	98,585
Depreciation and amortization	2,976	3,119	9,242	9,116
Impairment of long-lived assets	—	—	163	476
Total other operating expenses	34,778	35,602	101,361	108,177
Operating (loss) income	(1,539)	3,619	(12,956)	(1,095)
Interest expense, net	(38)	(44)	(107)	(126)
Other income	—	—	—	911
(Loss) income before income taxes	(1,577)	3,575	(13,063)	(310)
Income tax provision	45	82	136	249
Net (loss) income	$(1,622)	$3,493	$(13,199)	$(559)

Basic (loss) income per share:
Net (loss) income	$(0.05)	$0.09	$(0.36)	$(0.02)
Basic shares outstanding	37,285	37,075	37,178	36,992

Diluted (loss) income per share:
Net (loss) income	$(0.05)	$0.09	$(0.36)	$(0.02)
Diluted shares outstanding	37,285	37,153	37,178	36,992

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016

Net (loss) income	$(1,622)	$3,493	$(13,199)	$(559)
Other comprehensive income, net of tax	—	—	—	—
Comprehensive (loss) income	$(1,622)	$3,493	$(13,199)	$(559)

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016
Cash flows from operating activities:
Net loss	$(13,199)	$(559)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,242	9,116
Impairment of long-lived assets	163	476
Deferred income taxes, net	25	18
Gain from company-owned life insurance	—	(911)
Amortization of premium on investments	—	10
Amortization of financing costs	47	47
Deferred lease-related liabilities	(866)	(817)
Stock-based compensation expense	859	565
Loss on disposal of assets	—	1
Changes in operating assets and liabilities:
Accounts receivable	(1,648)	326
Merchandise inventories	(14,597)	(11,604)
Prepaid expenses and other assets	(1,260)	(543)
Income taxes receivable	273	(88)
Accounts payable	8,640	123
Accrued liabilities	(2,089)	2,912
Other liabilities	1,743	164
Net cash used in operating activities	(12,667)	(764)
Cash flows from investing activities:
Purchases of property, equipment and improvements	(4,447)	(8,770)
Proceeds from company-owned life insurance	—	911
Maturities of available-for-sale investments	—	3,005
Net cash used in investing activities	(4,447)	(4,854)
Cash flows from financing activities:
Exercise of stock options	—	17
Shares redeemed for payroll taxes	(25)	(23)
Net cash used in financing activities	(25)	(6)
Net decrease in cash and cash equivalents	(17,139)	(5,624)
Cash and cash equivalents at beginning of period	35,006	31,506
Cash and cash equivalents at end of period	$17,867	$25,882
Supplemental cash flow information:
Interest paid	$107	$143
Income taxes (refunded) paid	$(263)	$102
Accrued purchases of equipment and improvements	$288	$267

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

The results of operations for the interim period shown in this report are not necessarily indicative of results to be expected for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal adjustments, except as otherwise stated in these notes, considered necessary to present fairly our financial position, results of operations, and cash flows as of October 28, 2017, and October 29, 2016 and for all periods presented.

Recently issued accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance under Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition requirements and provides a new comprehensive revenue recognition model that requires entities to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year. As a result, ASU 2014-09 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements. The new revenue standard will require the Company to recognize gift card breakage proportional to actual gift card redemptions. We plan to adopt this ASU under the modified retrospective approach beginning in the first quarter of fiscal 2018 which includes a cumulative adjustment to retained earnings. As interpretations of the new guidance continue to evolve in the fourth quarter of fiscal 2017, we will monitor developments and will finalize conclusions on our revenue recognition policy, disclosure requirements and changes that may be necessary to our internal controls over financial reporting.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires that any lease arrangements longer than twelve months result in an entity recognizing an asset and liability on its balance sheet. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The provisions of this new guidance are to be applied using a modified retrospective approach, with elective reliefs, which requires application of the new guidance for all periods presented. The Company is currently evaluating the guidance and its impact on our consolidated financial statements and the related internal controls over financial reporting. The Company expects the adoption of this standard will have a material impact on its consolidated balance sheet for recognition of lease-related assets and liabilities. We will adopt the ASU beginning in the first quarter of fiscal 2019.
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

NOTE 2 — Merchandise Inventories and Sources of Supply

Merchandise inventories consisted of the following (in thousands):

	October 28, 2017	January 28, 2017
Merchandise - in store/eCommerce	$44,367	$28,584
Merchandise - in transit	7,064	8,250
Total merchandise inventories	$51,431	$36,834

There have been no material changes to our ratio of imports to total merchandise purchases or concentration of supplier purchases in the thirty-nine weeks ended October 28, 2017 compared to the fiscal 2016 year ended January 28, 2017.

NOTE 3 — Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following (in thousands):

Description	October 28, 2017	January 28, 2017
Land	$1,597	$1,597
Corporate office, distribution center and related building improvements	12,753	12,700
Store leasehold improvements	49,281	49,450
Store furniture and fixtures	69,405	69,598
Corporate office and distribution center furniture, fixtures and equipment	4,900	4,880
Computer and point of sale hardware and software	33,868	32,313
Construction in progress	1,795	1,321
Total property, equipment and improvements, gross	173,599	171,859
Less accumulated depreciation and amortization	(123,225)	(116,527)
Total property, equipment and improvements, net	$50,374	$55,332

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In conjunction with an impairment analysis, the Company determined that improvements and equipment at certain under-performing stores and at stores identified for closure were impaired. As a result, the Company recorded no long-lived asset impairment during the thirteen week periods ended October 28, 2017 and October 29, 2016. The Company recorded approximately $0.2 million and $0.5 million for long-lived asset impairments during the thirty-nine week periods ended October 28, 2017 and October 29, 2016, respectively.

NOTE 4 — Accrued Liabilities

Accrued liabilities and other current liabilities consisted of the following (in thousands):

	October 28, 2017	January 28, 2017
Gift card and store credit liabilities	$4,535	$7,414
Accrued Friendship Rewards Program loyalty liability	3,763	3,770
Accrued income, sales and other taxes payable	2,403	1,239
Accrued occupancy-related expenses	3,217	3,614
Sales return reserve	2,055	943
eCommerce obligations	5,156	3,190
Other accrued liabilities	3,742	6,256
Total accrued liabilities and other current liabilities	$24,871	$26,426

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

The Credit Facility contains customary events of default and various affirmative and negative covenants. The sole financial covenant contained in the Credit Facility requires the Company to maintain Availability at least equal to the greater of (a) ten percent (10%) of the borrowing base or (b) $3.0 million. In addition, the Credit Facility permits the payment of dividends to the Company's stockholders if certain financial conditions are met. The Company was in compliance with all covenants and other financial provisions as of October 28, 2017.

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

The Company had no revolving credit loan borrowings under the Credit Facility during each of the thirty-nine week periods ended October 28, 2017, and October 29, 2016. The total Borrowing Base at October 28, 2017 was approximately $48.1 million. As of October 28, 2017, the Company had open on-demand letters of credit of approximately $2.3 million. Accordingly, after reducing the Borrowing Base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the Borrowing Base, the net availability of revolving credit loans under the Credit Facility was approximately $40.9 million at October 28, 2017.

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

The Company and its subsidiaries are subject to U.S. federal income taxes and the income tax obligations of various state and local jurisdictions. Periods after fiscal 2013 remain subject to examination by the Internal Revenue Service. With few exceptions, the Company is not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2012. As of October 28, 2017, the end of the third quarter of fiscal 2017, the Company had no other ongoing audits in various jurisdictions and does not expect the liability for unrecognized tax benefits to significantly increase or decrease in the next twelve months.

As of October 28, 2017, the possibility of future cumulative losses still exists. Accordingly, the Company has continued to maintain a valuation allowance against its net deferred tax assets. A small deferred tax asset was allowed related to certain tax benefits. The Company has federal and state net operating loss ("NOL") carryforwards which will reduce future taxable income. Approximately $36.2 million in net federal tax benefits are available from these federal loss carryforwards. An additional $1.2 million is available in net tax credit carryforwards. The state loss carryforwards will result in net state tax benefits of approximately $2.5 million.

Sections 382 and 383 of the Internal Revenue Code limit the annual utilization of certain tax attributes, including net operating loss carryforwards, incurred prior to a change in ownership. If the Company were to experience an ownership change, as defined by Sections 382 and 383, its ability to utilize its tax attributes could be substantially limited. Depending on the severity of the annual NOL limitation, the Company could permanently lose its ability to use a significant number of its accumulated NOLs.

NOTE 7 — Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share (“EPS”) shown on the face of the accompanying consolidated statement of operations:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Numerator (in thousands):
Net (loss) income attributable to Christopher & Banks Corporation	$(1,622)	$3,493	$(13,199)	$(559)
Denominator (in thousands):
Weighted average common shares outstanding - basic	37,285	37,075	37,178	36,992
Dilutive shares	—	78	—	—
Weighted average common and common equivalent shares outstanding - diluted	37,285	37,153	37,178	36,992
Net (loss) income per common share:
Basic	$(0.05)	$0.09	$(0.36)	$(0.02)
Diluted	$(0.05)	$0.09	$(0.36)	$(0.02)

Total stock options of approximately 2.6 million and 3.2 million were excluded from the shares used in the computation of diluted earnings per share for the thirteen week periods ended October 28, 2017 and October 29, 2016, as they were anti-dilutive. Total stock options of approximately 2.6 million and 2.8 million were excluded from the shares used in the computation of diluted earnings per share for the thirty-nine week periods ended October 28, 2017 and October 29, 2016, respectively, as they were anti-dilutive.

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

Assets that are Measured at Fair Value on a Non-recurring Basis:

The following table summarizes certain information for non-financial assets for the thirty-nine weeks ended October 28, 2017 and the fiscal year ended January 28, 2017, that are measured at fair value on a non-recurring basis in periods subsequent to an initial recognition period. The Company places amounts into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Thirty-Nine Weeks Ended	Fiscal Year Ended
Long-Lived Assets Held and Used (in thousands):	October 28, 2017	January 28, 2017
Carrying value	$163	$877
Fair value measured using Level 3 inputs	$—	$91
Impairment charge	$163	$786

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

In connection with a preliminary settlement of pre-litigation employment claims reached in February 2017, we established a loss contingency of $1.475 million as of January 28, 2017. In connection therewith, on April 13, 2017, a complaint was filed in State Circuit Court in the Fifteenth Judicial Circuit in Palm Beach County, Florida (the “Florida Circuit Court”) by three named plaintiffs in a purported class action asserting claims on behalf of current and former store managers. The named plaintiffs principally alleged that they and other similarly situated store managers were improperly classified as exempt employees and thus not compensated for overtime work as required under applicable federal and state law. On May 4, 2017, the Company entered into a settlement agreement with the named plaintiffs and the proposed class. On May 8, 2017, the Florida Circuit Court issued an order approving the class settlement. As approved by the Florida Circuit Court, certain current and former store managers are eligible to receive payments in connection with time worked in prior years. The settlement of the lawsuit is not an admission by us of any wrongdoing.

As part of the settlement, the Company contributed $1.475 million into a settlement fund in the second fiscal quarter of 2017. Following approval of the settlement, opt-in notices were sent to the members of the class. After the opt-in period concluded, settlement checks were mailed to the class members who opted in, which represented approximately 58% of the class members. On November 16, 2017, the Company received approximately $339,000 from the settlement administrator representing the remainder of the settlement fund after payment of all submitted claims and related settlement fund costs and expenses.

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

Business Segment Information
(in thousands)

	Retail	Corporate/
	Operations	Administrative	Consolidated
Thirteen Weeks Ended October 28, 2017
Net sales	$98,468	$—	$98,468
Depreciation and amortization	2,327	649	2,976
Impairment of long-lived assets	—	—	—
Operating income (loss)	12,008	(13,547)	(1,539)

Thirteen Weeks Ended October 29, 2016
Net sales	$106,668	$—	$106,668
Depreciation and amortization	2,484	635	3,119
Impairment of long-lived assets	—	—	—
Operating income (loss)	16,890	(13,271)	3,619

Thirty-Nine Weeks Ended October 28, 2017
Net sales	$273,642	$—	$273,642
Depreciation and amortization	7,278	1,964	9,242
Impairment of long-lived assets	163	—	163
Operating income (loss)	25,960	(38,916)	(12,956)
Total assets	100,708	28,975	129,683

Thirty-Nine Weeks Ended October 29, 2016
Net sales	$296,625	$—	$296,625
Depreciation and amortization	7,231	1,885	9,116
Impairment of long-lived assets	476	—	476
Operating income (loss)	40,410	(41,505)	(1,095)
Total assets	107,251	45,092	152,343

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

As of October 28, 2017, we operated 472 stores in 45 states, including 321 Missy, Petite, Women ("MPW") stores, 79 outlet stores, 37 Christopher & Banks ("CB") stores, and 35 C.J. Banks ("CJ") stores. Our CB brand offers unique fashions and accessories featuring exclusively designed assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P. Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W. Our MPW concept and outlet stores offer an assortment of both CB and CJ apparel servicing the Missy, Petite and Women-sized customer in one location.

Strategic Priorities

Our overall business strategy is to build sustainable, long-term revenue growth and consistent profitability through the following strategic initiatives:

•	Offer a differentiated product assortment;

•	Increase customer loyalty, acquire new customers, and recapture lapsed customers; and

•	Leverage our omni-channel capabilities.

Offer a differentiated product assortment
We are committed to ensuring we consistently meet our customers’ needs with a differentiated merchandise assortment that fits her lifestyle at a recognizable value. We have increased the flow of our fashion offerings to provide a more versatile assortment so customers shop more frequently and buy more when they visit. To further support the newness of our merchandise presentations, we increased inventory turnover to keep merchandise fresh and current.

Increase customer loyalty, acquire new customers, and recapture lapsed customers
We have a very loyal customer base that is highly engaged. The personalized customer service that our Associates provide is a differentiator for us and is a contributor to the loyalty our customers exhibit, with approximately 90% of our active customers participating in our loyalty rewards program.

We continue to be focused on maximizing the benefits of our customer relationship management (“CRM”) database, Friendship Rewards Loyalty Program (“Friendship Rewards”), and private-label credit card program to strengthen engagement with our customers. Our Friendship Rewards program, in conjunction with our CRM system, allows us to personalize communications and customize our offers. We continue to leverage our direct and digital marketing channels to encourage additional customer visits and increased spending per visit.

We continue to focus our attention on re-engaging former customers that stopped shopping in the recent past through targeted communications. We also have increased investments in digital paid media to gain new customers and brand awareness. We continue to use store-based grass root events to capitalize on the strong relationships between our store associates and customers.

Earlier this year, we launched a “refer a friend” program to incentivize customers to introduce their friends to our brand. To further strengthen our customer relationships, we recently implemented personalization capabilities on our eCommerce site and in our emails.

Leverage Our Omni-Channel Capabilities
Our integrated, omni-channel strategy is designed to provide customers a seamless retail experience together with the ability to shop when and where they want, including retail stores, outlet stores, online and mobile. Our investments in this strategy enable us to address multiple customer touch points to drive spend and build brand affinity by providing a comprehensive view of our customer and our merchandise assortment and depth.

We continue to grow eCommerce by leveraging our new platform launched in fiscal 2016, including improving personalization and enhanced site experiences. New omni-channel capabilities, including new fulfillment functionality, store grading and localized assortment planning, will support improved management of the receipt, allocation, and distribution of merchandise.

In the second quarter of fiscal 2017, we launched our “find in store” feature online in our effort to provide more convenience to our customers. We believe that providing more visibility into store inventory will help drive traffic to our stores where our associates can provide personalized service and outfitting recommendations, and ultimately lead to increased customer spend. We intend to test omni-channel fulfillment including both ship to and pick up in store in early 2018.

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

As we continue to execute our MPW format conversions, we have made changes to the base store population that comprises comparable stores, as illustrated in the table below:

	October 28, 2017			October 29, 2016
Stores by Format	Total Store Count	Comparable Sales Stores	% of Comparable Sales Stores	Total Store Count	Comparable Sales Stores	% of Comparable Sales Stores
MPW	321	301	94%	314	293	93%
Outlet	79	79	100%	82	67	82%
Christopher and Banks	37	37	100%	55	55	100%
C.J. Banks	35	35	100%	53	53	100%
Total Stores	472	452	96%	504	468	93%

Comparable sales measures vary across the retail industry. As a result, our comparable sales calculation is not necessarily comparable to similarly titled measures reported by other companies.

To supplement our comparable sales performance measure, we also monitor changes in net sales per store and net sales per gross square foot for the entire store base.

Third Quarter Fiscal 2017 Results of Operations

The following table presents selected consolidated financial data for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016:

	Thirteen Weeks Ended
(dollars in thousands)	October 28, 2017	October 29, 2016
Net sales	$98,468	$106,668
Merchandise, buying and occupancy costs	65,229	67,447
Gross profit	33,239	39,221
Other operating expenses:
Selling, general and administrative	31,802	32,483
Depreciation and amortization	2,976	3,119
Impairment of store assets	—	—
Total other operating expenses	34,778	35,602
Operating (loss) income	(1,539)	3,619
Interest expense, net	(38)	(44)
(Loss) income before income taxes	(1,577)	3,575
Income tax provision	45	82
Net (loss) income	$(1,622)	$3,493

	Thirteen Weeks Ended
Rate trends as a percentage of net sales	October 28, 2017	October 29, 2016
Gross margin	33.8%	36.8%
Selling, general, and administrative	32.3%	30.5%
Depreciation and amortization	3.0%	2.9%
Operating (loss) income	(1.6)%	3.4%

Third Quarter Fiscal 2017 Summary

•	Net sales decreased 7.7% compared to the same period last year primarily due to a decline in average unit retail prices and a decrease in average store count;

•	Comparable sales decreased 5.0% following a 4.5% increase in the same period last year;

•	eCommerce sales increased 8.5% following a 16.3% increase the same period last year;

•
Gross margin rate decreased 300 basis points compared to the same period last year mostly due to a decline in merchandise margin as we continued to move through non go-forward product and address slow sellers more quickly through markdowns, including the effects of unseasonably warm weather;

•	Net loss aggregated to $1.6 million, a $0.05 loss per share, compared to net income of $3.5 million, or $0.09 per share, for the same period last year;

•	As of October 28, 2017, we held $17.9 million of cash and cash equivalents, compared to $25.9 million as of October 29, 2016.

Net Sales

	Thirteen Weeks Ended
Net sales (in thousands):	October 28, 2017	October 29, 2016	% Change
Net sales	$98,468	$106,668	(7.7)%

The components of the 7.7% net sales decrease in the third quarter fiscal 2017 compared to the third quarter of fiscal 2016 were as follows:

Thirteen Weeks Ended
Sales driver change components	October 28, 2017
Number of transactions	(0.7)%
Units per transaction	(0.6)%
Average unit retail	(6.4)%
Total sales driver change decrease	(7.7)%

Thirteen Weeks Ended
Comparable sales	October 28, 2017
Comparable sales	(5.0)%

Sales decreased primarily due to a 6.5% decline in average store count and a 6.4% decrease in average unit retail prices. The decrease in average unit retail is attributable to higher promotional activities in response to the effects of unseasonably warm weather and deceleration in base store traffic trends partly offset by higher conversion rates.

To supplement our comparable sales measure, we also monitor changes in other store sales metrics as illustrated in the table below:

Thirteen Weeks Ended
Store metrics	October 28, 2017
Net sales per store % change	(3.9)%
Net sales per square foot % change	(5.4)%

Net sales per store and net sales per square foot decreased mainly due to a decline in average unit retail prices.

Store count, openings, closings, and square footage for our stores were as follows:

	Store Count						Square Footage (1)
	July 29,			MPW	October 28,	Avg Store	October 28,	July 29,
Stores by Format	2017	Open	Close	Conversions	2017	Count	2017	2017
MPW	320	—	—	1	321	320	1,246	1,241
Outlet	79	—	—	—	79	79	318	306
Christopher and Banks	38	—	—	(1)	37	38	123	126
C.J. Banks	36	—	—	(1)	35	36	126	130
Total Stores	473	—	—	(1)	472	473	1,813	1,803

(1)	Square footage presented in thousands

Average store count in the third quarter of fiscal 2017 was 473 stores compared to an average store count of 506 stores in the third quarter of fiscal 2016, a decrease of 6.5%. Average square footage in the third quarter of fiscal 2017 decreased 5.1% compared to the third quarter of fiscal 2016.

Gross Profit

	Thirteen Weeks Ended
Gross profit	October 28, 2017	October 29, 2016	Change
Gross profit	$33,239	$39,221	$(5,982)
Gross margin rate as a percentage of net sales	33.8%	36.8%	(3.0)%

Gross margin rate decreased 300 basis points primarily driven by increased promotions and mix shift to slow selling and clearance product partly due to the unseasonably warm weather. The gross margin rate decline marked a sequential improvement compared to the second quarter as the mix of new fashion merchandise strengthened.

Selling, General, and Administrative (“SG&A”) Expenses

	Thirteen Weeks Ended
Selling, general, and administrative	October 28, 2017	October 29, 2016	Change
Selling, general, and administrative	$31,802	$32,483	$(681)
SG&A rate as a percentage of net sales	32.3%	30.5%	1.8%

SG&A decreased by $0.7 million, mainly due to lower store operating expenses of $1.1 million, lower net employee compensation expenses of $0.3 million, and the absence of costs related to the customer platform transition that occurred in last year's third quarter of $0.2 million. These SG&A expense savings were partially offset by an increase in medical expenses of $0.4 million, and an increase in professional services of $0.5 million. As a percent of net sales, SG&A increased approximately 180 basis points.

Depreciation and Amortization (“D&A”)

	Thirteen Weeks Ended
Depreciation and amortization	October 28, 2017	October 29, 2016	Change
Depreciation and amortization	$2,976	$3,119	$(143)
D&A rate as a percentage of net sales	3.0%	2.9%	0.1%

Depreciation and amortization expense decreased primarily due to a decrease in average store count partly offset by the deployment of technology solutions, including new omni-channel capabilities.

Impairment of Long-Lived Assets

Thirteen Weeks Ended
Impairment of long-lived assets	October 28, 2017	October 29, 2016	Change
Impairment of long-lived assets	$—	$—	$—

There were no non-cash impairment charges relating to long-lived assets.

Operating Loss

	Thirteen Weeks Ended
Operating loss	October 28, 2017	October 29, 2016	Change
Operating loss	$(1,539)	$3,619	$(5,158)
Operating loss rate as a percentage of net sales	(1.6)%	3.4%	(5.0)%

Our operating loss increased in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 primarily due to a net sales decrease of $8.2 million and a 300 basis point gross margin rate decline, partly offset by a SG&A decrease of $0.7 million.

Interest expense, net

	Thirteen Weeks Ended
Interest expense, net	October 28, 2017	October 29, 2016	Change
Interest expense, net	$(38)	$(44)	$6

The change in interest expense, net is not material.

Income Tax Provision

	Thirteen Weeks Ended
Income tax provision	October 28, 2017	October 29, 2016	Change
Income tax provision	$45	$82	$(37)

Income tax expense recorded for the thirteen weeks ended October 28, 2017 was $45,000 compared to income tax expense of $82,000 for the same period of fiscal 2016. Our effective tax rate was (2.8)% for the thirteen weeks ended October 28, 2017 compared to 2.3% in the same period last year.

Net earnings

	Thirteen Weeks Ended
Net loss	October 28, 2017	October 29, 2016	Change
Net (loss) income	$(1,622)	$3,493	$(5,115)
Net (loss) income rate as a percentage of net sales	(1.6)%	3.3%	(4.9)%

Our net loss increase in the third quarter of fiscal 2017 compared to our net income in the third quarter of 2016 was primarily due to a net sales decrease and gross margin rate decline partly offset by lower SG&A.

Year-to-Date Fiscal 2017 Results of Operations

The following table presents selected consolidated financial data for the first thirty-nine weeks of fiscal 2017 compared to the first thirty-nine weeks of fiscal 2016:

	Thirty-Nine Weeks Ended
(dollars in thousands)	October 28, 2017	October 29, 2016
Net sales	$273,642	$296,625
Merchandise, buying and occupancy costs	185,237	189,543
Gross profit	88,405	107,082
Other operating expenses:
Selling, general and administrative	91,956	98,585
Depreciation and amortization	9,242	9,116
Impairment of store assets	163	476
Total other operating expenses	101,361	108,177
Operating loss	(12,956)	(1,095)
Interest expense, net	(107)	(126)
Other income	—	911
Loss before income taxes	(13,063)	(310)
Income tax provision	136	249
Net loss	$(13,199)	$(559)

	Thirty-Nine Weeks Ended
Rate trends as a percentage of net sales	October 28, 2017	October 29, 2016
Gross margin	32.3%	36.1%
Selling, general, and administrative	33.6%	33.2%
Depreciation and amortization	3.4%	3.1%
Operating loss	(4.7)%	(0.4)%

Year-to-Date Fiscal 2017 Summary

•	Net sales decreased 7.7% compared to the same period last year primarily due to an 8.0% decline in average unit retail prices and a 6.7% decrease in average store count;

•	Comparable sales decreased 5.1% following a 1.0% increase in the same period last year;

•	eCommerce sales increased 15.1% compared to a 22.3% increase the same period last year;

•
Gross margin rate decreased 380 basis points compared to the same period last year primarily driven by our efforts to sell through non go-forward product and slow sellers more quickly through markdowns;

•	Net loss aggregated to $13.2 million, a $0.36 loss per share, compared to a net loss of $0.6 million, or a $0.02 loss per share, for the same period last year.

Net Sales

	Thirty-Nine Weeks Ended
Net sales (in thousands):	October 28, 2017	October 29, 2016	% Change
Net sales	$273,642	$296,625	(7.7)%

The components of the 7.7% net sales decrease in the first thirty-nine weeks of fiscal 2017 compared to the first thirty-nine weeks of fiscal 2016 were as follows:

Thirty-Nine Weeks Ended
Sales driver change components	October 28, 2017
Number of transactions	0.9%
Units per transaction	(0.6)%
Average unit retail	(8.0)%
Total sales driver change increase	(7.7)%

Thirty-Nine Weeks Ended
Comparable sales	October 28, 2017
Comparable sales	(5.1)%

Sales decreased primarily due to an 8.0% decrease in average unit retail prices, a 6.7% decline in average store count, continued weakness in base store traffic, and a 0.6% decrease in units per transaction, partly offset by higher conversion rates. Our promotional pricing contributed to a decline in average unit retail prices to sell through inventory that did not reflect our go-forward strategy and partly due to the effects of unseasonably warm weather in the third quarter. The sales decrease was also correlated to lower inventory levels at the beginning of the year and lower inventory receipts in the first quarter.

To supplement our comparable sales measure, we also monitor changes in other store sales metrics as illustrated in the table below:

Thirty-Nine Weeks Ended
Store metrics	October 28, 2017
Net sales per store % change	(4.7)%
Net sales per square foot % change	(6.3)%

Net sales per store and Net sales per square foot decreased mainly due to a decline in average unit retail prices.

Store count, openings, closings, and square footage for our stores were as follows:

	Store Count						Square Footage (1)
	January 28,			MPW	October 28,	Avg Store	October 28,	January 28,
Stores by Format	2017	Open	Close	Conversions	2017	Count	2017	2017
MPW	318	1	(4)	6	321	320	1,246	1,226
Outlet	82	—	(3)	—	79	80	318	329
Christopher and Banks	43	—	—	(6)	37	39	123	142
C.J. Banks	41	—	—	(6)	35	37	126	147
Total Stores	484	1	(7)	(6)	472	476	1,813	1,844

(1)	Square footage presented in thousands

Average store count in the first thirty-nine weeks of fiscal 2017 was 476 stores compared to an average store count of 510 stores in the same period of fiscal 2016, a decrease of 6.7%. Average square footage in the first thirty-nine weeks of fiscal 2017 decreased 5.2% compared to the same period of fiscal 2016.

Gross Profit

	Thirty-Nine Weeks Ended
Gross profit	October 28, 2017	October 29, 2016	Change
Gross profit	$88,405	$107,082	$(18,677)
Gross margin rate as a percentage of net sales	32.3%	36.1%	(3.8)%

Gross margin rate decreased 380 basis points primarily driven by our efforts to sell through non go-forward product and slow sellers more quickly through markdowns, and to a lesser extent, the effects of sales leverage on occupancy expenses. The gross margin rate decline accelerated in the second quarter compared to the first quarter due to seasonal markdowns that typically occur at the end of the second quarter. The gross margin rate sequentially improved in the third quarter compared to the second quarter as the mix of new fashion merchandise strengthened.

Selling, General, and Administrative (“SG&A”) Expenses

	Thirty-Nine Weeks Ended
Selling, general, and administrative	October 28, 2017	October 29, 2016	Change
Selling, general, and administrative	$91,956	$98,585	$(6,629)
SG&A rate as a percentage of net sales	33.6%	33.2%	0.4%

SG&A decreased by $6.6 million, driven by lower store operating expenses of $4.4 million and lower net employee compensation expenses of $1.5 million. The SG&A expense decrease was also attributable to the absence of non-recurring charges of $2.2 million, including advisory fees in connection with shareholder activism of $1.5 million and eCommerce transition costs of $0.7 million incurred in the first thirty-nine weeks of fiscal 2016. These SG&A expense savings were partially offset by an increase in eCommerce operating expenses of $1.4 million to support higher eCommerce sales and higher medical expenses of $0.6 million. As a percent of net sales, SG&A increased approximately 40 basis points to 33.6%.

Depreciation and Amortization (“D&A”)

	Thirty-Nine Weeks Ended
Depreciation and amortization	October 28, 2017	October 29, 2016	Change
Depreciation and amortization	$9,242	$9,116	$126
D&A rate as a percentage of net sales	3.4%	3.1%	0.3%

Depreciation and amortization expense increased primarily due to the deployment of technology solutions, including new omni-channel capabilities partly offset by the effects of the decrease in average store count.

Impairment of Long-Lived Assets

	Thirty-Nine Weeks Ended
Impairment of long-lived assets	October 28, 2017	October 29, 2016	Change
Impairment of long-lived assets	$163	$476	$(313)

We recorded non-cash impairment charges related to long-lived assets held at store locations.

Operating Loss

	Thirty-Nine Weeks Ended
Operating loss	October 28, 2017	October 29, 2016	Change
Operating loss	$(12,956)	$(1,095)	$(11,861)
Operating loss rate as a percentage of net sales	(4.7)%	(0.4)%	(4.3)%

Our operating loss increased in the first thirty-nine weeks of fiscal 2017 compared to the first thirty-nine weeks of fiscal 2016 primarily due to a 380 basis point gross margin rate decline and a net sales decrease of $23.0 million, partly offset by a SG&A decrease of $6.6 million, including the absence of fiscal 2016 non-recurring charges of $2.2 million.

Interest expense, net

	Thirty-Nine Weeks Ended
Interest expense, net	October 28, 2017	October 29, 2016	Change
Interest expense, net	$(107)	$(126)	$19

The change in interest expense, net is not material.

Other income

	Thirty-Nine Weeks Ended
Other income	October 28, 2017	October 29, 2016	Change
Other income	$—	$911	$(911)

Other income in the third quarter of fiscal 2016 reflects the receipt of proceeds from company-owned life insurance.

Income Tax Provision

	Thirty-Nine Weeks Ended
Income tax provision	October 28, 2017	October 29, 2016	Change
Income tax provision	$136	$249	$(113)

Income tax expense recorded for the thirty-nine weeks ended October 28, 2017 was $0.1 million, compared to $0.2 million in the same period of fiscal 2016. Our effective tax rate was (1.0)% for the thirty-nine weeks ended October 28, 2017 compared to (80.5)% in the same period last year.

Net earnings

	Thirty-Nine Weeks Ended
Net loss	October 28, 2017	October 29, 2016	Change
Net loss	$(13,199)	$(559)	$(12,640)
Net loss rate as a percentage of net sales	(4.8)%	(0.2)%	(4.6)%

Our net loss decrease in the first thirty-nine weeks of fiscal 2017 compared to our net loss in the thirty-nine weeks half of 2016 was primarily due to a gross margin rate decline, a net sales decrease, and the absence of company-owned life insurance proceeds partly offset by lower SG&A.

Fiscal 2017 Outlook

We have implemented a number of strategic initiatives addressing merchandising, marketing, eCommerce and store operations designed to stabilize the business and drive more consistent financial performance going forward. Given the number of changes and time required to rebalance the merchandise assortment, we will not be providing sales and EPS guidance for the near term.

During the remainder of fiscal 2017, we plan to close 1 CJ store, 1 Outlet store, and 4 MPW stores. Average square footage for the year is expected to be down approximately 5.0% as compared to fiscal 2016 and down 4.4% in the fourth quarter.

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

The following table summarizes our cash and cash equivalents as of the end of the third quarter of fiscal 2017 and the end of fiscal 2016:

(in thousands)	October 28, 2017	January 28, 2017
Cash and cash equivalents	$17,867	$35,006

The $17.1 million decrease in cash and cash equivalents is primarily attributable the net loss for the first thirty-nine weeks of fiscal 2017, investments in MPW store conversions and omni-channel capabilities, and changes in working capital. The working capital fluctuations are largely a reflection of seasonal patterns.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the first thirty-nine weeks of fiscal 2017 compared to the first thirty-nine weeks of 2016:

	Thirty-Nine Weeks Ended
(in thousands)	October 28, 2017	October 29, 2016
Net cash used in operating activities	$(12,667)	$(764)
Net cash used in investing activities	(4,447)	(4,854)
Net cash used in financing activities	(25)	(6)
Net decrease in cash and cash equivalents	$(17,139)	$(5,624)

Operating Activities

The decrease in cash used in operating activities in the first thirty-nine weeks of fiscal 2017 compared to the first thirty-nine weeks of fiscal 2016 was primarily due to an increase in the net loss for the thirty-nine week period. Changes in working capital were relatively flat for the comparable periods as an increase in inventories, attributable to lower inventory levels at the beginning of the year and a decrease in accrued liabilities, partly offset an increase in accounts payable due to the timing of payments, including fashion merchandise receipts.

Investing Activities

The decrease in cash used in investing activities in the first thirty-nine weeks of fiscal 2017 compared to the first thirty-nine weeks of fiscal 2016 was mainly attributable to a decrease in capital expenditures as well as the absence of available-for-sale investment maturities and the absence of proceeds from company-owned life insurance. Capital expenditures for the first thirty-nine weeks of fiscal 2017 were approximately $4.4 million, which primarily reflected investments in MPW store conversions and technology associated with our omni-channel capabilities.

Financing Activities

Financing activities in the first thirty-nine weeks of fiscal 2017 and 2016 were limited to a small number of shares redeemed by employees to satisfy payroll tax obligations.

We did not pay any dividends in the first thirty-nine weeks of fiscal 2017. We have not paid any dividends in the last three fiscal years.

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

The Credit Facility with Wells Fargo was amended and extended on September 8, 2014. The current expiration date is September 8, 2019. The Credit Facility provides the Company with revolving credit loans of up to $50.0 million in the aggregate, subject to a borrowing base formula based primarily on eligible credit card receivables, inventory and real estate, as such terms are defined in the Credit Facility, and up to $10.0 million of which may be drawn in the form of standby and documentary letters of credit.

The Company had no revolving credit loan borrowings under the Credit Facility during each of the thirty-nine week periods ended October 28, 2017, and October 29, 2016. The total Borrowing Base at October 28, 2017 was approximately $48.1 million. As of October 28, 2017, the Company had open on-demand letters of credit of approximately $2.3 million. Accordingly, after reducing the Borrowing Base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the Borrowing Base, the net availability of revolving credit loans under the Credit Facility was approximately $40.9 million at October 28, 2017.

See Note 5 - Credit Facility for additional details regarding our Credit Facility, including a description of the sole financial covenant, with which we were in compliance as of October 28, 2017.

In the fourth quarter of fiscal 2017, the Company also announced that it has engaged a leading commercial real estate company to solicit interest in a sale and leaseback of the Company's corporate facility in Plymouth, MN which if consummated would unlock additional capital and enhance the Company's overall liquidity position.

Sourcing

There have been no material changes to our ratio of imports to total merchandise purchases or concentration of supplier purchases in the thirty-nine weeks ended October 28, 2017 compared to the fiscal 2016 year ended January 28, 2017.

Quarterly Results and Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, consumer confidence, customer response to our seasonal merchandise mix, timing of new store openings, adverse weather conditions, and shifts in the timing of certain holidays and shifts in the timing of promotional events.

Inflation

We do not believe that inflation had a material effect on our results of operations for the thirteen week and thirty-nine week periods ended October 28, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to, and management of our market risks, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017. There have been no material changes to our exposure to, and management of our market risks in the thirteen weeks ended October 28, 2017.

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

The Company carried out an evaluation as of the end of the period covered by this report (the “Evaluation Date”), under the supervision and with the participation of its management, including its Interim Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Interim Chief Executive Officer and Interim Chief Financial Officer concluded that as of October 28, 2017 the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Controls

There were no significant changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the Evaluation Date. Furthermore, there was no change in our internal control over financial reporting during the quarter ended October 28, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with a preliminary settlement of pre-litigation employment claims reached in February 2017, we established a loss contingency of $1.475 million as of January 28, 2017. In connection therewith, on April 13, 2017, a complaint was filed in State Circuit Court in the Fifteenth Judicial Circuit in Palm Beach County, Florida (the “Florida Circuit Court”) by three named plaintiffs in a purported class action asserting claims on behalf of current and former store managers. The named plaintiffs principally alleged that they and other similarly situated store managers were improperly classified as exempt employees and thus not compensated for overtime work as required under applicable federal and state law. On May 4, 2017, the Company entered into a settlement agreement with the named plaintiffs and the proposed class. On May 8, 2017, the Florida Circuit Court issued an order approving the class settlement. As approved by the Florida Circuit Court, certain current and former store managers are eligible to receive payments in connection with time worked in prior years. The settlement of the lawsuit is not an admission by us of any wrongdoing.

As part of the settlement, the Company contributed $1.475 million into a settlement fund in the second fiscal quarter of 2017. Following approval of the settlement, opt-in notices were sent to the members of the class. After the opt-in period concluded, settlement checks were mailed to the class members who opted in, which represented approximately 58% of the class members. On November 16, 2017, the Company received approximately $339,000 from the settlement administrator representing the remainder of the settlement fund after payment of all submitted claims and related settlement fund costs and expenses.

ITEM 1A. RISK FACTORS

In addition to the other information discussed in this report, the risk factors described in Part I, Item 1A, Risk Factors, in our 2016 Annual Report on Form 10-K for the fiscal period ended January 28, 2017, should be considered as they could materially affect our business, financial condition or future results. There have not been any material changes with respect to the risks described in our 2016 Form 10-K, but these are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning purchases of our common stock for the quarter ended October 28, 2017:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid per Share	Programs	Programs
7/30/17 - 8/26/17	—	$—	—	$—
8/27/17 - 9/30/17	14,171	1.31	—	—
10/1/17 - 10/28/17	—	—	—	—
Total	14,171		—	—

(1) The shares of common stock in this column represent shares surrendered to us by stock plan participants in order to satisfy minimum withholding tax obligations related to the vesting of restricted stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit	Description
10.1**
Form of Non-Qualified Stock Option Agreement under the Christopher & Banks Corporation 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 21, 2017)

10.2**
Form of Time-Based Restricted Stock Agreement under the Christopher & Banks Corporation 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on September 21, 2017)

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Christopher & Banks Corporation for the fiscal quarter ended October 28, 2017, formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements

*   Filed with this report
** Management agreement or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated: November 30, 2017	By:	/s/ Joel Waller
Joel Waller
Interim President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 30, 2017	By:	/s/ Marc Ungerman
Marc Ungerman
Interim Chief Financial Officer
(Principal Financial Officer)