Form 10-K
period 2018-02-03
CHRISTOPHER & BANKS CORP
filed 2018-03-09
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2018
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  YES  ☒  NO

The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant as of July 29, 2017,  was approximately $47.0 million based on the closing price of such stock as quoted on the New York Stock Exchange ($1.43) on such date.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, was 37,834,003 as of March 2, 2018 (excluding treasury shares of approximately 9.8 million).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held (the “Proxy Statement”) are incorporated by reference into Part III.

CHRISTOPHER & BANKS CORPORATION
2017 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

Christopher & Banks Corporation is a national specialty retailer featuring exclusively-designed, privately-branded women’s apparel and accessories. We offer our customers an assortment of classic and versatile clothing for her everyday needs at a good value. Our merchandise is developed for women of all sizes, typically age 40 and older with an income level from moderate to above average.

We operate an integrated, omni-channel business platform that is designed to provide customers a seamless retail experience with the ability to shop when and where they want, including our retail stores, outlet stores, and website. This allows our customers to browse, purchase, return, or exchange our merchandise through the channel that is optimal for her.

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

We offer merchandise assortments that reflect a balance of novelty and basic core items, at affordable prices. We emphasize comfort and easy care in relevant fashions with a consistent fit. To differentiate ourselves from our competitors, our buyers, working in conjunction with our product development teams and suppliers, strive to create a merchandise assortment of coordinated outfits, the majority of which are manufactured exclusively for us under our proprietary Christopher & Banks ® and C.J. Banks ® names.

Our Store Formats

Our Christopher and Banks (“CB”) stores offer merchandise assortments in women’s apparel and accessories for missy sizes 4 to 16 and petite sizes 4P to 16P.

Our C.J. Banks (“CJ”) stores offer merchandise assortments in similar women’s apparel and accessories for women’s sizes 14W to 26W.

Our Missy, Petite, Women (“MPW”) and outlet stores, and our website offer merchandise assortments from both Christopher and Banks and C.J. Banks in all three size ranges resulting in greater opportunity to service our customers and improve our store productivity.

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

Offer a differentiated product assortment

We are committed to ensuring we consistently meet our customers’ needs with a differentiated merchandise assortment that fits her lifestyle at a recognizable value. We have increased the flow of our fashion offerings to provide a more versatile and fresh assortment so customers shop more frequently and buy more when they visit.

Increase customer loyalty, acquire new customers, and recapture lapsed customers

We have a very loyal customer base that is highly engaged. The personalized customer service that our associates provide is a differentiator for us and is a contributor to the loyalty of our customers, with approximately 90% of our active customers participating in our loyalty rewards program.

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

We continue to focus our attention on re-engaging former customers that stopped shopping in the recent past through targeted communications. Our direct marketing programs, including direct mail and email, continue to drive positive responses and sales. We expect to increase our circulation in 2018, as well as test a larger format with a focus on driving our existing & lapsed customers to shop. We also have increased investments in digital paid media to gain new customers and brand awareness.

Leverage Our Omni-Channel Capabilities

Our integrated, omni-channel strategy is designed to provide customers a seamless retail experience together with the ability to shop when and where they want, including our retail stores, outlet stores, and website. Our investments in this strategy enable us to address multiple customer touch points to drive spend and build brand affinity by providing a comprehensive view of our customer and our merchandise assortment and depth.

We continue to grow eCommerce by leveraging our new platform launched in fiscal 2016, including improving personalization and enhanced site experiences. New omni-channel capabilities, including new fulfillment functionality, store grading and localized assortment planning, will support improved management of the receipt, allocation, and distribution of merchandise.

During 2017, we completed implementing the infrastructure that allows visibility to inventory across all channels. In the second quarter of fiscal 2017, we launched our “find in store” feature online allowing customers to locate product in her store of choice. At the end of January 2018, we launched buy online ship to store, giving customers more flexibility to shop our entire assortment to find exactly what they want. Over the next several months, we will continue to expand our omni-channel offering to improve the productivity of store inventory.

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

Our Stores

As of February 3, 2018, we operated 463 stores in 45 states. The following table illustrates the change in store count and store format for the past five fiscal years:

Store Count Rollforward	2017	2016	2015	2014	2013
Stores as beginning of year	484	518	518	560	608
Opened	1	9	42	23	8
Closed	(16)	(27)	(19)	(21)	(35)
Conversions	(6)	(16)	(23)	(44)	(21)
Stores at end of year	463	484	518	518	560

Stores by Format	2017	2016	2015	2014	2013
MPW	314	318	314	216	61
Outlet	78	82	77	44	31
Christopher and Banks	37	43	67	173	333
C.J. Banks	34	41	60	85	135
Total Stores	463	484	518	518	560

We continue to evaluate converting the remaining CB stores and CJ stores to MPW stores. MPW stores provide a unified store format that simplifies merchandising and allocation processes, enhances the customer experience, and enables more economies of scale across functions.

Outlet stores play a distinct role in the store fleet and are an important growth lever. These stores enable us to expand our customer reach to new geographies and heighten brand awareness among existing and new customers. Our outlet stores contain a mixture of base store merchandise, made-for-outlet merchandise, and clearance merchandise. In fiscal 2017, outlet store performance improved due to progress made in the product assortment, a compelling value proposition, and better flow of clearance inventory to outlets ahead of key holiday periods. In fiscal 2018, we expect to drive further improved financial performance and positive sales comps as we increase the percentage of made for outlet product with an improved margin structure and reduce the amount of slow selling merchandise transferred from the base stores.

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

Global Sourcing and Product Sourcing

We utilize a broad base of manufacturers located primarily in China and Vietnam with some domestic manufacturing. We believe we produce goods at the level of quality that our customers desire, at a competitive cost. For the most recently completed fiscal year, our ten largest suppliers accounted for approximately 71% of the merchandise we purchased, and our two largest suppliers accounted for 27% and 9% of our goods respectively.

We purchase our merchandise using individual purchase orders and, therefore, are not subject to long-term production contracts with any of our vendors, manufacturers, or buying agents. We intend to continue our efforts to optimize our purchasing power with consideration for the potential risk of limiting our manufacturing flexibility.

We may take ownership of product either in the foreign country where the factory is located, at a designated point of entry into the United States, or at our distribution center depending on the specific terms of the sale. Most of our sourcing activities are performed by a single-shared sourcing and procurement function. We believe that this function, working in concert with our key supply chain partners, will deliver high quality apparel and accessories at a lower cost while providing the opportunity to minimize freight costs through consolidation. We believe that the decision to centralize our sourcing and procurement operations has helped us mitigate the impact of higher sourcing costs.

Typical lead times for delivery of our merchandise are 90 to 150 days from the date of order placement, however we have the ability to expedite the sourcing of merchandise in those cases where we see an opportunity to garner incremental sales on those items that have resonated with our customer. In addition, we will make purchases domestically when demand warrants.

Although we expect the cost of cotton and synthetics to remain relatively stable in fiscal 2018, our average unit cost may change based on other factors, including overall mix of fashion versus core merchandise. To the extent that we cannot offset increases in the cost of goods with other cost reductions or efficiencies, we may be forced to sell the product at higher prices, which is subject to customer receptivity.

Merchandise Distribution

We distribute most of our products sold in our stores and online from our distribution center located in Plymouth, Minnesota. New merchandise is generally received each week day at our corporate distribution center. After arrival, merchandise is sorted and packaged for shipment to individual stores or is held for future store replenishment. Merchandise is generally pre-ticketed with price and related informational tags at the point of manufacture.

Merchandise is typically shipped to our stores via third-party delivery services multiple times per week, providing our stores with a steady flow of new inventory.

Merchandise sold through our eCommerce channel is fulfilled directly to the customer through a third-party service provider.

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

In fiscal 2017, we leveraged omni-channel capability investments to further enable us to address multiple customer touch points to drive spend and build brand affinity.

Employees

As of February 3, 2018, we employed approximately 3,900 associates, approximately 32% of whom were full-time employees and the balance of whom were part-time employees. The number of part-time employees fluctuates during peak selling periods. Approximately 210 of our associates are employed at our corporate office and distribution center facility, with the majority of the associate population employed in our store field organization. We have no collective bargaining agreements covering any of our employees, have never experienced a work stoppage and are unaware of any efforts or plans to organize our employees. We consider relations with our employees to be good.

Trademarks and Service Marks

We are the owner of certain registered and common law trademarks and service marks (collectively referred to as “Marks”).

Our wholly owned subsidiary, Christopher & Banks Company, is the owner of the federally registered Marks “christopher & banks ®,” which is our predominant private brand, and “cj banks ®,” our private brand for women sizes 14W to 26W.

Our rights in the Marks are important to our business and are recognized in the women’s retail apparel industry. Accordingly, we intend to maintain our Marks and the related registrations and applications. United States trademark registrations are for a term of ten years and are renewable every ten years as long as the trademarks are used in the regular course of trade. We are not aware of any claims of infringement or other challenges to our rights to use any registered Marks in the United States.

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

ITEM 1A. RISK FACTORS

Our business is subject to a variety of risks. Thus, an investment in our stock is also subject to risk. The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements that are contained in this Annual Report on Form 10-K (“Report”), as well as certain of our other filings made or to be made with the SEC. Any of the following risks and uncertainties could materially adversely affect our business, financial condition, results of operations, cash flow, the trading price of our stock and/or the outcome of matters with respect to which forward-looking statements are made in this Report. The risk factors described below should not be construed as an exhaustive list of all the risks we face nor are they listed in order of the likelihood that the risk may occur or the severity of the impact if the risk should occur. We operate in a continually changing business environment and new risk factors emerge from time to time. There can be no assurance that we have identified, assessed and appropriately addressed all risks affecting our business operations. Additional risks and uncertainties could adversely affect our business and our results.

General economic conditions in the United States may adversely affect our business.

All of our stores are located within the United States, making us highly susceptible to macroeconomic conditions and consumer confidence in the United States. Apparel retailing is a volatile industry that is highly dependent upon the overall level of consumer spending and consumer confidence. Because apparel typically is a discretionary purchase, declines in consumer spending may have a more negative effect on apparel retailers than on other retailers. In addition, consumer spending habits continue to shift toward an increasing preference to purchase merchandise digitally as opposed to in traditional brick-and-mortar retail stores.

Certain factors that could adversely affect the demand for our products include recessionary economic cycles, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels and changes in tax laws, any or all of which could have an adverse impact on our business, results of operations, financial condition and cash flow.

The ability to attract customers to our stores depends heavily on customer traffic at malls and centers in which our stores are located.

The majority of our stores are located in shopping malls and other retail centers. Sales at these stores are derived in considerable part from the volume of traffic generated in those malls or retail centers and surrounding areas. The continued decrease in traffic at malls and shopping centers where our stores are located, the closing of Anchor stores important to driving mall traffic could result in lower sales and leave us with excess inventory. In such circumstances, we may have to respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which could adversely impact our financial results, business and cash flow.

Improving our store productivity will be largely dependent upon the performance of our missy, petite and women’s format (“MPW stores”) including our outlet stores.

Improving the performance of our existing stores and optimizing our store productivity is critical to improving our sales and returning to profitability. Over the past several years, the Company has opened a number of outlet stores and converted existing C&B and C.J. Banks’ stores into MPW stores such that approximately 68% of our stores (including outlets) at fiscal year-end were in the MPW format. If we are unable to improve the overall performance and store productivity of the MPW stores, our revenues, margins, liquidity, cash flow and results of operations could be adversely affected.

We are subject to risks associated with leasing all of our store locations.

We currently lease all of our store locations. Our leases range from month-to-month to approximately ten years in length. A number of our leases have early termination provisions that apply if we do not achieve specified sales levels, in some cases allow us to pay reduced rent based on a percent of sales and we or the landlord may terminate the lease. The leases for approximately 30% of our store base expire between February 4, 2018 and February 2, 2019, including those leases which are month to month. We believe that, over the last few years, we have generally been able to negotiate favorable rental rates. Going forward we may need to close additional stores if we fail to achieve certain sales levels and we may not be able to generally renew our leases on as favorable terms, or at all. As a result, we may need to pay higher occupancy costs or close stores, which could adversely impact our financial performance, results of operations and cash flow. In addition, economic conditions could negatively impact the Company's retail landlords, particularly class C&D quality malls where the majority of our brick-and-mortar stores are located. That, in turn, could affect their ability to maintain their shopping centers, including a high level of sustained occupancy, and otherwise perform their obligations, which could negatively impact customer traffic, our sales, results of operations and cash flow.

We have, and will continue to have, significant lease obligations. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to fulfill our obligations under the applicable lease including paying the base rent for the balance of the lease term. Additionally, continued consolidation in the commercial retail real estate market could affect our ability to successfully negotiate favorable rental terms for our stores in the future and could concentrate our leases with fewer landlords who may then be in a position to dictate unfavorable terms to us due to their significant negotiating leverage. If we are unable to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that could have a material effect on our business, operational results, financial condition and cash flow.

Our business is undergoing a change in our Chief Executive Officer (“CEO”) and changes to our business operations are expected to follow. If we do not successfully implement and adapt to these changes, it could have a material adverse effect on our business.

We recently announced that Keri L. Jones will be joining the Company as Chief Executive Officer in mid-March 2018 replacing Joel Waller who has been our interim President & CEO since January of 2017. In connection with this change in management, we anticipate that there will be changes to the Company’s operations and also possibly to some of our key strategies and tactical initiatives over time. If we do not successfully implement and adapt to these changes they may not lead to the desired improvement in our business and results of operation. This in turn, could have a material adverse effect on our business.

If we are unable to increase sales and achieve and sustain an acceptable level of gross margin, it could have a material adverse impact on our business, profitability and liquidity.

While we saw improvements in sales comps and gross margins during the fourth quarter as compared to last year, for the recently completed fiscal year total sales, comparable stores sales and gross margin rate were below our expectations. Our ability to reverse this trend is subject to a variety of challenges. If we cannot increase our comparable store sales and improve our gross margin rate; it could have a material adverse effect on our results of operations, cash flow, liquidity and financial condition.

Our fiscal 2018 plan to improve the Company’s financial performance is dependent upon our ability to successfully implement our strategic and tactical initiatives.

The Company’s fiscal 2018 operational plan contemplates growth in sales and comparable store sales; improved selling, general and administrative expense leverage; and gross margin rate improvement intended to result in improved operating income results as compared to fiscal 2017. We plan to achieve this through a variety of merchandise initiatives, increased customer spending and attracting and retaining new customers. Our ability to achieve this plan depends upon a variety of factors, including a number of factors that are beyond our control. If we are unable to successfully implement and execute the strategic and tactical initiatives underlying our fiscal 2018 plan, our results of operations, financial condition, cash flow and liquidity could be adversely affected.

Our sales and results of operations could be adversely affected if we fail to attract, retain or recruit key personnel as well as attract, develop and retain qualified employees.

Our performance is highly dependent on attracting and retaining qualified employees, including our new CEO, members of senior management and other key personnel. A significant amount of turnover of management employees with specific knowledge relating to our operations and industry could result in a loss of organizational focus and an inability to identify or properly execute key strategies and tactical initiatives. Also, if we are unable to attract and retain a sufficient number of qualified sales associates at acceptable wage levels that may impair our efficiency and effectiveness in serving our customers and in generating sales. That, in turn, could adversely impact our results of operations, financial condition and liquidity.

Fundamental shifts in the retail industry and the competitive environment could impact our revenues, operational results and market share.

The women's specialty retail apparel business is highly competitive. We believe we compete primarily with department stores, specialty stores, discount stores, mass merchandisers, and on line businesses that sell women's apparel. Many of our competitors are significantly larger with greater resources available to them, may offer a broader selection of merchandise than we do, and have greater brand recognition and comparatively lower costs of operations. They also may be able to adapt to changes in customer preferences more quickly, as well as respond faster to economic, operational, regulatory or organizational changes. In addition to competing for sales, we compete for favorable store locations, lease terms and qualified associates. Increased competition in any of these areas could result in higher costs, which could reduce our revenue and gross margins.

Failure to maintain our reputation and brand image or to successfully execute our marketing initiatives could have a negative impact on our business.

Our ability to maintain our brand image and reputation is integral to our business as well as the implementation of strategies to expand it. Maintaining, promoting and growing our brand will depend largely on the success of our merchandising and marketing efforts and our ability to provide a consistent, high-quality customer experience that retains existing customers and attracts a sufficient level of new customers to shop our brand, both in-store and online. Our ability to address the challenges of declining store traffic at our brick-and-mortar stores, in a highly promotional, low growth environment may impact our ability to maintain or gain market share and also impact our sales, business, operational results, financial position and cash flow. In addition, the receipt of negative publicity could adversely impact our brand and the brand loyalty of our customers, which would adversely impact our business.

Our business depends on effective marketing, advertising and promotional programs.

Customer traffic and demand for our merchandise is influenced by our advertising, marketing and promotional activities, the name recognition and reputation of our brands, and the location and service offered in our stores. Although we use marketing, advertising and promotional programs to attract customers through various media, our competitors may spend more or use different approaches, which could provide them with a competitive advantage. Our promotional activity and other programs may not be effective, may be perceived negatively or could require increased expenditures, which could adversely impact our business, operational results, financial position and cash flow.

Customer tastes and fashion apparel trends tend to change rapidly. Our ability to anticipate or react to changing consumer preferences in a timely and accurate manner and offer a compelling product at an attractive price impacts our sales, gross margins, financial condition and results of operations.

Our success depends on our ability to consistently gauge and respond on a timely basis to fashion trends and customer preferences, which preferences can change rapidly. Forecasting consumer demand for our merchandise and allocating the right amount and sizes of such merchandise to individual stores and to our eCommerce business can be challenging. In addition, our merchandise assortment differs from season to season. This may involve changes in our overall mix of fashion versus core merchandise which in turn may impact our overall product cost as the average unit cost of fashion product is generally higher than core product.

If we are unable to successfully identify or react to changing styles or trends or misjudge the market for our products or any new product lines, our sales and gross margins may be lower and the Company may be faced with a significant amount of unsold finished goods inventory. In response, the Company may be forced to increase its marketing promotions or price markdowns, which could have a material adverse effect on our financial condition, results of operations, cash flow and liquidity.

On the other hand, if we underestimate demand for our merchandise, we may experience inventory shortages, resulting in missed sales opportunities and lost revenues.

 There are risks associated with our eCommerce business.

We sell merchandise over the Internet through our web site, www.christopherandbanks.com, which represents a growing percentage of our overall net sales. The successful operation of our eCommerce business depends on our ability to maintain the continuous operation of our eCommerce website and our fulfillment operations, and to provide a shopping experience that will generate both orders and return visits to our site. Our eCommerce operations are subject to numerous risks, including:

•	disruption to the Internet;

•	unanticipated operating problems;

•	rapid technological change;

•	the successful implementation of, and costs to implement, new systems and upgrades including those related to the operation of our website platform;

•	reliance on third parties with respect to the operation of the website, order fulfillment and customer service and such third parties' infrastructure;

•	diversion of sales from our stores;

•	liability for online content;

•	lack of compliance with, or violations of, applicable state or federal laws and regulations;

•	increased or unfavorable governmental regulation of eCommerce (which may include regulation of privacy, data protection, eCommerce payment services, content, accessibility and other related subjects);

•	credit card fraud;

•	the ability to process credit card transactions;

•	system failures or disruptions and security breaches and the costs to address and remedy such failures, disruptions or breaches;

•	lack of sufficient levels of inventory of product or sizes to meet online demand; and

•	untimely delivery of our merchandise to our customers by third parties.

If we fail to successfully address and respond to these risks, it could negatively impact our brand and reputation and have a material adverse effect on our eCommerce sales, operating results, financial position and cash flow. There also can be no assurance that our eCommerce operations will meet our sales and profitability plans, and the failure to do so also could negatively impact our revenues and earnings.

If we are unable to successfully implement and optimize our omni-channel retail strategy, our financial results would be adversely affected.

We are committed to growing our business through our omni-channel retail strategy. Our goal is to offer our customer seamless access to our brands and merchandise whenever and wherever they choose to shop. Accordingly, our success also depends on our ability to anticipate and implement innovations in sales and marketing strategies to appeal to existing and potential customers who increasingly rely on multiple channels to meet their shopping needs. Failing to successfully implement and optimize our omni-channel retail strategy could have a material adverse effect on our business, operational results, financial position and cash flow.

Costs of raw materials, commodities, transportation or labor may rise resulting in an increase in component and delivery costs, and overall product costs, all of which could erode margins and impact our profitability.

The raw materials and labor used to manufacture our products, and our transportation and contract manufacturing labor costs are subject to availability constraints and price volatility. The results of our business operations could suffer due to significant increases or volatility in the prices of certain commodities, including but not limited to cotton, synthetics and other items used in the production of our apparel, as well as fuel, oil and natural gas. Price increases of these items or other inflationary pressures may result in significant cost increases for our raw materials, product components and finished products, as well as increases in the cost of distributing merchandise to our retail locations. To the extent that we cannot offset increases in the cost of goods with other cost reductions or efficiencies or the sale of products at higher prices and with the desired level of gross margin, it could have a negative effect on our gross profits.

Our reliance on foreign sources of production poses various risks.

Because a significant portion of our merchandise is produced overseas, primarily in China and Vietnam, we are subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as:

•	delays in the delivery of cargo;

•	imposition of, or increases in, duties, taxes or other charges on imports;

•	new legislation or regulations;

•	financial or political instability in any of the countries in which our merchandise is manufactured;

•
significant fluctuations in the value of the dollar against foreign currencies or restrictions on the transfer of funds, or additional trade restrictions imposed by the United States or foreign governments;

•	supply chain security initiatives undertaken by the United States or foreign governments that delay or impede the delivery of imports and the normal flow of product;

•	delayed receipt or non-delivery of goods due to the failure of suppliers to comply with applicable import regulations;

•	delayed receipt or non-delivery of goods due to labor strikes or unexpected or significant port congestion at United States or foreign ports;

•	potential recalls or cancellations of orders for any merchandise that does not meet our quality standards;

•	inability to meet our production needs due to labor shortages; and

•
natural disasters, extreme weather, political or military conflicts, terrorism, disease epidemics and public health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and embargoing or increased scrutiny (and the resulting delays) of goods produced in affected areas.

Any of the foregoing factors, or a combination of them, could increase our costs or result in our inability to obtain sufficient quantities of merchandise, thereby negatively impacting our sales, gross profit, operating income, financial condition and liquidity.

It is also possible that the inability of our suppliers to access credit may cause them to extend less favorable terms to us, which could adversely affect our cash flow, gross margins, financial condition and liquidity. Additionally, delays by our vendors in supplying our inventory needs could cause us to incur more expensive transportation charges, which may adversely affect our margins.

Potential changes in trade regulations or tax changes related to the importation of goods could adversely affect our business, financial conditions and results of operations.

A significant portion of our goods are imported, with China representing the largest supplier of such imported goods. President Trump has expressed a dislike for certain international trade agreements, expressed a desire for reduced trade with China and/or the imposition higher tariffs on products imported from China. It is possible the United States may impose new trade or other initiatives that adversely affect the trading status of countries where our apparel is manufactured and such initiatives could include retaliatory duties, higher tariffs or other trade sanctions that, if enacted, would increase the cost of products imported from countries where our suppliers manufacture merchandise. As a result, such goods may no longer be affordable at a commercially attractive price which could result in our seeking new suppliers in countries with which we have little or no experience. It is also possible the United States may change the tax laws relating to imported goods. One or more of such changes could have a material adverse effect on our business, financial conditions and results of operations.

A significant portion of our merchandise is ordered through a small number of suppliers and our business could suffer if we needed to replace them.

We do not own or operate any manufacturing facilities. Instead we depend on independent third parties to manufacture our merchandise. For the most recently completed fiscal year, our ten largest suppliers accounted for approximately 71% of the merchandise we purchased, and we purchased 27% and 9% of our goods respectively from our two largest suppliers.

We generally maintain non-exclusive relationships with the suppliers that manufacture our merchandise, and we compete with other companies for production facilities. As a result, we have no contractual assurances of continued supply or pricing, and any supplier, including our key suppliers, could discontinue selling to us at any time. Moreover, a key supplier may not be able to supply our inventory needs due to capacity constraints, financial instability or other factors beyond our control, or we could decide to stop using a supplier due to quality or other performance or cost issues. If we determine to cease doing business with one or more of our key suppliers or if a key supplier becomes unable to supply desired merchandise in sufficient quantities on acceptable terms, we could experience delays in the receipt of inventory until alternative supply arrangements were secured; such delays could result in lost sales and adversely affect our financial condition, results of operations, cash flow and liquidity.

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

Our success depends, in part, on the suppliers of our goods and the factories that they use to operate in compliance with applicable laws and regulations and to comply with our vendor code of conduct. Each of our purchase orders requires adherence to accepted labor practices, applicable laws and compliance with our vendor code of conduct. However, we do not supervise or control our suppliers or the factories that produce the merchandise we sell or their labor and business practices. We rely on the staff of third-party auditing services and our non-exclusive buying agents to periodically visit and monitor the operations of a number of our independent factories to, among other things, assess compliance with our vendor code of conduct and applicable laws. Moreover, apparel companies can, in some cases, be held jointly liable for the wrongdoings of the suppliers of their products. In addition, we cannot control the public’s perceptions of such suppliers or factories, even if they are compliant with applicable law but are nonetheless viewed in a negative light by the public. Their failure to comply with our vendor code of conduct, applicable laws or otherwise avoid creating negative consumer perceptions about their manufacturing methods and work environment, could damage our reputation, interrupt or disrupt the shipment of products, result in a decrease in customer traffic to our stores and website, and adversely affect our sales and consequently our results of operations.

There are risks relating to the operation of the ports through which our goods are shipped and to the transportation of our merchandise to our distribution center, to our eCommerce fulfillment center, to our stores, and to our eCommerce customers.

The vast majority of our products are shipped by ocean from overseas. There are risks associated with a disruption in the operation of ports through which our products are shipped, which are primarily ports on the West Coast. If that were to occur, we are likely to experience delays in the receipt of products, and we or our suppliers may have to find alternative shipping methods, possibly at greater expense and costs and increased lead times. We currently rely upon independent third-party transportation providers for substantially all of our merchandise shipments, including shipments to our distribution center, our stores, our eCommerce fulfillment center and our eCommerce customers. Our use of outside delivery services for shipments is subject to a variety of risks which may impact a shipper's ability to provide delivery services that adequately meet our shipping needs at an acceptable cost. If we change shipping companies, we could face logistical difficulties that could adversely impact deliveries and we would incur costs and expend resources in connection with such a change. Moreover, we may not be able to obtain terms as favorable as those received from the independent third-party transportation providers we currently use, which would increase our costs. If we were to experience any of these risks, it could adversely affect our costs, results of operations, gross profit and financial condition.

Instability in the shipping industry and a trucking shortage could increase our costs, result in delays in the receipt or loss of merchandise and adversely impact our results of operations.

In fiscal 2016, the seventh largest deep sea cargo transportation carrier filed for court receivership. This had a variety of repercussions throughout the shipping industry. While we do not rely on a single ocean carrier company to transport our goods, further disruption or instability among transportation carriers could result in reduced capacity, increased rates, delay in the receipt of or the loss of goods. This, in turn, could increase our costs, result in lost sales or sales at lower margins negatively impacting our operations, financial results, cash flow and liquidity. In addition, a recent nationwide truck shortage has impacted the trucking industry, causing delays and increases in prices. While the Company transports most of its imports by rail, the trucking shortage could make it more difficult to hire trucks to deliver rail shipments to us. If that were to occur, it would likely increase our costs, delay receipt of merchandise which in turn could lead to lost sales and sales at lower margins negatively impacting our operations, financial results, cash flow and liquidity.

We depend on a single facility to conduct our operations and distribute our merchandise. Our business could suffer a material adverse effect if this facility’s operations was shut down or severely disrupted.

Our corporate headquarters, data center and our only distribution facility are located in one facility in Plymouth, Minnesota which facility is more than 45 years old. Our distribution facility supplies merchandise to our retail stores and our third party eCommerce fulfillment center. Any serious disruption to our distribution facility or a facility closure for any reason, could delay shipments to stores and our eCommerce fulfillment center and result in inventory shortages which could negatively impact our sales and results of operations. In addition, our main data center and all of our senior management, including critical resources dedicated to merchandising, operations, marketing, finance and administrative functions, are located at our corporate headquarters. In the event of a disaster or other calamity impacting our corporate facility or data center, our management and staff would have to find and operate out of other suitable locations and/or rely on alternative sources for computer, telecommunications and data storage systems. We have little experience operating essential functions away from our main corporate office and are uncertain what effect operating such satellite facilities might have on business, personnel and results of operations.

Although we maintain business interruption and property insurance, we cannot be assured that our insurance coverage will be sufficient or that any insurance proceeds will be timely paid to us if our distribution center or corporate office were shut down for any unplanned reason.

If our long-lived assets become impaired, we may need to record significant non-cash impairment charges.

Periodically, we review our long-lived assets for impairment whenever economic events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If an individual store location is unable to generate sufficient future cash flow, we may be required to record a partial or full impairment of that store’s assets. In addition, significant negative industry or general economic trends, disruptions to our business and unexpected significant changes or planned changes in our use of the assets (such as store relocations or closures) may also result in impairment charges. Any such impairment charges, if significant, could adversely affect our financial position and results of operations.

Extreme and/or unseasonable weather conditions in the United States could have a disproportionate effect on our business, results of operations and cash flow.

Extreme weather conditions in the areas in which our stores are located could negatively affect our business, financial condition, results of operation and cash flow. For example, inclement weather or extreme conditions can make it difficult for our customers to travel to our stores, result in temporary store closures and/or reduced hours of operation and may cause a disruption in the shipment or receipt of merchandise. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our merchandise offerings incompatible with those unseasonable conditions in the affected areas. Such unseasonable weather conditions could have an adverse effect on our sales, financial condition, results of operations and cash flow.

Acts of terrorism, natural disasters, acts of war, other catastrophes or political unrest could have a material adverse effect on our business.

The threat, or actual acts, of terrorism continue to be a significant risk to the global economy. Terrorism and potential military responses, political unrest, natural disasters, pandemics and other health issues have disrupted or could in the future disrupt commerce, impact our ability to operate our stores, offices or distribution centers in the affected areas or impact our ability to provide critical functions or services necessary to the operation of our business. A disruption of commerce, or an inability to recover critical functions or services from such a disruption, could interfere with the production, shipment or receipt of our merchandise in a timely manner or increase our costs to do so, which could have a material adverse impact on our business, operational results, financial position and cash flow. In addition, any of the above disruptions could undermine consumer confidence, which could negatively impact consumer spending or customer traffic, and thus have an adverse effect on our operational results.

Our ability to mitigate the adverse impact of any of the above disruptions also depends, in part, upon the effectiveness of our planning and response. However, we cannot be certain that our plans will be adequate or implemented properly in the event of an actual disaster or other catastrophic situation.

We are heavily dependent on our information technology systems and our ability to maintain and upgrade these systems from time-to-time and operate them in a secure manner. Any failure, interruption or compromise of these systems could have a material adverse effect on our business, results of operation and cash flow.

The efficient operation of our business is heavily dependent on our information technology systems (“IT systems”). In particular, we rely (i) on point-of-sale terminals, which provide information to our host analysis systems used to track sales and inventory; (ii) on our eCommerce website through which we sell merchandise to our customers and (iii) on a third party to process payroll for our employees. Although our data is backed up and securely stored off-site, our main data center is located at our headquarters in Plymouth, Minnesota. The data center and our operations are vulnerable to damage or interruption due to a variety of factors.

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

From time-to-time, we improve and upgrade our IT systems and the functionality of our Internet website in an effort to ensure they meet our evolving business and security needs and are adequate to handle business growth. If we are unable to effectively maintain, operate, upgrade and secure our IT systems and our website, our business, financial condition and results of operations could be materially and adversely affected. While we believe that we are diligent in selecting vendors, systems and third party providers to assist us in maintaining the integrity of our information technology systems, we realize that there are risks and no assurance can be provided that future disruptions, service outages and failures or unauthorized intrusions will not occur.

We are subject to cyber security risks and may incur additional expenses in order to mitigate such risks or in response to unauthorized access to our data. In addition, an incident in which we or our third party service providers fail to protect our customers' information against a security breach could result in costly government enforcement actions and monetary damages against us from private litigation. Such an incident could otherwise damage our reputation, harm our business and adversely impact our results of operations, financial condition and liquidity.

The Company and our third-party service providers, which manage portions of the Company’s data, are subject to cyber security risks. The nature of our business involves the receipt and transmission, and in some cases storage by us or third parties on our behalf, of customers’ personal information, shopping preferences and our customers’ credit card information, in addition to employee information and the Company’s financial and strategic data. The protection of our customers’ data, as well as confidential Company data is vitally important to the Company. The Company and its third-party service providers employ systems and/or websites that are intended to protect the storage and/or transmission of proprietary or confidential information by us and these third-party service providers. While the Company has implemented measures to prevent and detect security breaches and cyber incidents and to monitor its computer network, any failure of these measures and any failure of third parties that assist the Company in managing its data could adversely affect the Company's business, financial condition and results of operations.

Although the Company expects our third-party service providers to implement and use reasonable security measures to protect the proprietary and confidential information once it is received by them, we cannot control these service providers and cannot guarantee that a security breach will not occur in the future either at their location or within their systems. Because the techniques used to obtain unauthorized access to data, disable or degrade storage service, or sabotage systems evolve and change frequently and may be difficult to detect, we and the service providers we use may be unable to anticipate these techniques or implement adequate preventive measures. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties acting on our behalf, through fraud, trickery or other forms of deceiving our employees or those of our third-party providers. Despite our preventative efforts and those of our third-party service providers, we may be vulnerable to targeted or random security breaches, privacy or denial of service attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events which could expose us and our third-party service providers to a risk of loss or misuse of proprietary and confidential information, litigation and potential liability. Cyber security attacks may be targeted at us, our third-party service providers, or our customers. Actual or anticipated attacks may cause us to incur significant additional expense, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Any cyber security or security breaches, including any breaches that result in theft, transfer or unauthorized disclosure of customer, employee or company information, or our lack of compliance with information security and privacy laws and regulations, may result in significant legal and financial exposure, including claims for unauthorized purchases with stolen credit card information, impersonation or other similar fraud claims, and considerable other additional expenses. Some or all of these costs may not be adequately covered by our insurance, and could result in a loss of confidence in our security measures, any or all of which could have an adverse effect on our brand, business and reputation.

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

We collect and store customer information primarily for marketing purposes and to improve the services we provide. The use or retention of certain customer information is subject to applicable privacy laws. These laws and the judicial interpretation of such laws are evolving on a frequent basis. If we fail to comply with these laws, we may be subject to fines or penalties, which could impact our business, financial condition and results of operations. Any limitations imposed on the use of such customer information by federal, state or local governments, could have an adverse effect on our future marketing activities. Governmental focus on data security and/or privacy may lead to additional legislation or regulations. As a result, we may have to modify our business with the goal of further improving data security, which would result in increased expenses and operating complexity. To the extent our or our business partners’ security procedures and protection of customer information prove to be insufficient or inadequate, we may become subject to litigation or other claims, which could expose us to liability and cause damage to our reputation, brand and results of operations.

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

The sufficiency and availability of our sources of liquidity may be affected by a variety of factors, including, without limitation: (i) the level of our operating cash flow, which are impacted by our overall sales and gross margins, general economic conditions and the level of consumer discretionary spending; (ii) our capital expenditures; and (iii) our ability to maintain borrowing availability and to comply with applicable covenants contained in our Credit Facility.

Our ability to return to profitability and to generate positive cash flow is dependent upon many factors, including favorable economic conditions and consumer confidence and our ability to successfully execute our financial plan and strategic and tactical initiatives in order to improve overall sales levels and gross margins. There can be no assurance that our cash flow from operations will be sufficient at all times to support our Company without additional financing or credit availability. An inability to generate sufficient cash flow could have important consequences. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit our ability to borrow money or to invest in our business operations;

•	make it more difficult for us to open new stores or improve existing stores; and

•	require us to incur significant additional indebtedness.

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

While we have availability under our Credit Facility to bolster our liquidity, we may need additional capital to fund our operations, particularly if our cash flow from operating activities were to decrease or if the Credit Facility were unavailable. The sale of additional equity securities or convertible debt securities in order to improve our liquidity could result in additional dilution to our stockholders. If we borrow under our Credit Facility or incur other debt, our expenses will increase and we could be subject to additional restrictions that may limit our operating flexibility. Newly issued securities may have rights, preferences and privileges that are senior or otherwise superior to those of our common stock. There is no assurance that equity or debt financing will be available in amounts or on terms acceptable to us. Without sufficient liquidity, we will be more vulnerable to any future downturns in our business or the general economy. Future increases in interest rates or other tightening of the credit markets, or future turmoil in the financial markets, could make it more difficult for us to access funds, to refinance our indebtedness (if necessary), to enter into agreements for new indebtedness, or to obtain funding through the issuance of our securities. Also, if we are unable to obtain credit on commercially reasonable terms in the future when the current Credit Facility expires in September 2019 that could adversely impact our liquidity and results of operations.

Our ability to maintain the value of our trademarks impacts our business and financial performance.

We believe that our “christopher & banks”, “cj banks” and related trademarks are important to our success. Even though we take actions to protect our trademarks and other proprietary rights, we cannot be sure that we will be successful or that others will not imitate or infringe upon our intellectual property rights. In addition, we cannot assure that others will not seek to block the sale of our products as infringements of their trademark and proprietary rights. If we cannot adequately protect our existing and future trademarks or prevent infringement of them, our business and financial performance could suffer.

We may be subject to adverse outcomes in current or future litigation matters or regulatory proceedings which could result in the unexpected expenditure of time and resources.

From time-to-time, we may be involved in litigation, regulatory actions and other claims against our business. There are also other types of claims that could be asserted against us based on litigation that has been asserted against others, particularly in the retail industry such as intellectual property infringement (as discussed below) customer and employment claims, including class action claims or lawsuits alleging violations of federal or state laws. These matters could raise complex factual and legal issues requiring significant management time and, if determined to be adverse to the Company, could subject the Company to material liabilities.

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

Changes in accounting rules and regulations could adversely affect our results of operations, financial condition and cash flow.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regards to a wide range of matters that are relevant to our business are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change or increase volatility of our reported or expected financial performance or financial condition. See Note 1, “Nature of Business and Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements included herein for a description of recently issued accounting pronouncements, and “Critical Accounting Policies,” included herein which discusses accounting policies considered to be important to our operational results and financial condition. These and other future changes to accounting rules or regulations could have an adverse impact on our business, operational results, financial position and cash flow.

Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively impact our business, the price of our common stock and market confidence in our reported financial information.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, we maintain a documented system of internal controls which is reviewed and monitored by management and periodically discussed with the Audit Committee of our Board of Directors. We devote significant resources to document, test, monitor and improve our internal controls and will continue to do so; however, we cannot be certain that these measures will ensure that our controls are adequate in the future or that adequate controls will be effective in preventing fraud. Any failures in the effectiveness of our internal controls or to comply with the requirements of the Sarbanes-Oxley Act could negatively impact our business, the price of our common stock and market confidence in our reported financial information.

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

We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third-party to acquire control of the Company, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and by-laws contain provisions that may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable by, among other things:

•	prohibiting cumulative voting in the election of directors;

•	authorizing the Board to designate and issue "blank check" preferred stock;

•	limiting persons who can call special meetings or the Board of Directors or stockholders;

•	prohibiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted on by stockholders at a stockholders' meeting.

Increases in labor costs related to changes in employment laws and regulations could impact our business, operational results, financial position and cash flow.

Our retail store operations are subject to federal, state and local laws governing such matters as minimum wages, working conditions, work scheduling, healthcare reform, paid time off, overtime pay and workers’ compensation.

A number of factors could adversely affect our operating costs, including additional government-imposed increases in minimum wages, overtime and sick pay, paid leaves of absence, mandated health benefits, and changing regulations from the National Labor Relations Board or other agencies. In fact, recent changes in minimum wage laws have resulted in higher starting wage levels at a number of our stores. Complying with new legislation or regulations could be time consuming and expensive and if we are unable to offset increased labor costs by increased sales or improved gross margins, it could have a material adverse impact on our business, operational results, financial position and cash flow.

Our stock price may be volatile.

The market price of our stock has fluctuated substantially and may continue to fluctuate significantly. Our financial condition, any quarterly variations in actual or anticipated operating results or comparable sales, any failure to meet analysts’ expectations and sales of large blocks of our stock, among other factors, could cause the market price of our stock to fluctuate substantially. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks that have been unrelated or disproportionate to the operating performance of these companies. This volatility could affect the price at which shares of our stock could be sold.

Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of such company’s securities. Such litigation could result in substantial costs, divert our management’s attention and resources and have a material adverse effect on our business, operational results, financial position and cash flow.

If we cannot continue to satisfy the New York Stock Exchange (“NYSE”) listing requirements, our common stock may be delisted, which could negatively affect the price, liquidity and market for our common stock.
Although our common stock is currently listed on the NYSE, we may be unable to continue to satisfy the NYSE’s ongoing listing requirements. If we are notified in the future by the NYSE that we are out of compliance, we would expect to file a continued listing plan as part of our efforts to regain compliance and would expect that the NYSE would grant us a period of time in order to do so.

If the NYSE were to delist our common stock, it could: (i) reduce the liquidity and, quite possibly, the market price of our common stock; (ii) reduce the number of institutional investors willing to hold or acquire our common stock, which could negatively affect our ability to raise equity financing; (iii) limit our access to public capital markets; (iv) impair our ability to provide equity incentives that would be attractive to our employees; (v) significantly impair our ability to use our common stock as consideration for acquisitions of other companies; (vi) result in a limited availability for market quotations for our common stock; and (vii) reduce or result in the loss of analyst coverage of the Company.

Our business could be impacted as a result of actions by activist stockholders or others.

We may be subject, from time to time, to legal and business challenges in the operation of our Company due to proxy contests, shareholder proposals, media campaigns and other actions instituted by activist shareholders or others. Responding to such actions can be costly and time-consuming, disrupt our operations, may not align with our business strategies and could divert the attention of our Board of Directors and senior management from the pursuit of our current or future business strategies. Perceived uncertainties as to our future direction as a result of stockholder activism or potential changes to the composition of the Board of Directors or senior management may lead to the perception of instability in our business and may also make it more difficult to attract and retain qualified and experienced senior management and Board members.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no matters which are required to be reported under Item 1B.

ITEM 2. PROPERTIES

Store Locations

Our stores are located primarily in shopping malls and retail centers in smaller to mid-sized cities and suburban areas. Approximately 78% of our stores are located in enclosed malls that typically have numerous specialty stores and two or more general merchandise chains or department stores as anchor tenants. The remainder of our Christopher & Banks, C.J. Banks and MPW stores are located in power, strip and lifestyle shopping centers. We opened our first outlet store in fiscal 2011 and operated stores in 78 outlet centers as of February 3, 2018.

At February 3, 2018, MPW stores, outlet stores, Christopher & Banks stores, and C.J. Banks stores averaged approximately 3,900, 4,000, 3,300 and 3,600 square feet, respectively. Approximately 84% of the total aggregate store square footage is allocated to selling space.

At February 3, 2018, we operated 463 stores in 45 states as follows:

State	MPW	Outlet	Christopher & Banks	C.J. Banks	Total Stores
Alabama	1	—	—	—	1
Alaska	—	—	—	—	—
Arizona	3	3	—	—	6
Arkansas	2	1	—	—	3
California	4	—	—	—	4
Colorado	8	1	3	3	15
Connecticut	1	1	—	—	2
Delaware	2	1	—	—	3
Florida	3	4	—	—	7
Georgia	1	5	—	—	6
Hawaii	—	—	—	—	—
Idaho	5	—	1	1	7
Illinois	19	1	1	1	22
Indiana	12	3	2	2	19
Iowa	17	1	2	2	22
Kansas	10	1	2	2	15
Kentucky	7	1	2	2	12
Louisiana	—	—	—	—	—
Maine	2	1	1	1	5
Maryland	5	1	—	—	6
Massachusetts	1	—	—	—	1
Michigan	21	4	2	1	28
Minnesota	25	4	1	1	31
Mississippi	—	1	—	—	1
Missouri	10	3	2	2	17
Montana	5	—	—	—	5
Nebraska	7	—	3	3	13
Nevada	—	—	—	—	—
New Hampshire	1	2	—	—	3
New Jersey	—	1	—	—	1
New Mexico	1	—	1	—	2
New York	16	4	1	1	22
North Carolina	2	4	—	—	6
North Dakota	5	—	1	1	7
Ohio	21	4	3	2	30
Oklahoma	4	1	—	—	5
Oregon	4	4	1	1	10
Pennsylvania	24	5	—	—	29
Rhode Island	—	—	—	—	—
South Carolina	1	2	—	—	3
South Dakota	6	—	1	1	8
Tennessee	10	3	—	—	13
Texas	5	1	—	—	6
Utah	6	1	1	1	9
Vermont	2	1	—	—	3
Virginia	6	1	1	1	9
Washington	10	3	—	—	13
West Virginia	6	—	1	1	8
Wisconsin	11	4	4	4	23
Wyoming	2	—	—	—	2
TOTAL	314	78	37	34	463

Store Leases

All of our store locations are leased. Lease terms typically include a rental period of 10 years and may contain a renewal option. Certain leases do not have a specified termination date and operate on a month-to-month term. Leases generally require payments of fixed minimum rent and/or contingent percentage rent, calculated based on a percent of sales in excess of a specified threshold, as well as other typical charges such as common area maintenance, media/marketing funds, real estate taxes and insurance.  Most of our leases allow the Company to exercise a sales volume kick-out prior to the end of the lease if certain sales thresholds are not achieved.

The following table, which covers all of the stores operated by us at February 3, 2018, indicates the number of leases expiring during the periods indicated and the number of such leases with renewal options. The number of stores with leases expiring in the next fiscal year includes stores which currently are operating on month-to-month terms.

Fiscal Years	Number of Leases Expiring	Number with Renewal Options
2018	141	1
2019	96	—
2020	24	2
2021	44	—
2022	22	4
2023 and thereafter	136	10
Total	463	17

For leases that expire in a given period, we plan to evaluate the projected future performance of each store location prior to lease expiration to determine if we will seek to negotiate a new lease for that particular location, identify an alternate location or close the store.

Corporate Office and Distribution Center Facility

Our 210,000 square foot corporate office and distribution center facility is located in Plymouth, Minnesota. We utilize the entire facility for our corporate office and distribution center requirements to receive and distribute all of our merchandise for all of our stores through this facility. Management believes our corporate office and distribution center facility space is sufficient to meet our requirements for the next fiscal year.

In the fourth quarter of fiscal 2017, the Company announced that it has engaged a leading commercial real estate company to solicit interest in a sale and leaseback of the Company's corporate office and distribution center facility. That process is ongoing.

ITEM 3. LEGAL PROCEEDINGS

We are subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business. We accrue for loss contingencies associated with outstanding litigation or legal claims for which management has determined it is probable that a loss contingency exists and the amount of the loss can be reasonably estimated. If we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue a potential loss contingency. The ultimate resolution of matters can be inherently uncertain and for some matters, we may be unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of these uncertainties. We do not, however, currently believe that the resolution of any pending matter will have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers as of March 2, 2018:

Name	Age	Positions and Offices
Joel N. Waller	78	Interim President and Chief Executive Officer
Monica L. Dahl	51	Senior Vice President, Chief Marketing Officer, Omni-Channel and Public Relations
Luke R. Komarek	64	Senior Vice President, General Counsel and Corporate Secretary
Patricia L. Perket	50	Senior Vice President, Merchandising
Michelle L. Rice	43	Senior Vice President, Chief Stores Officer
Cindy J. Stemper	60	Senior Vice President, Chief Human Resources Officer
Marc A. Ungerman	44	Interim Chief Financial Officer

Joel N. Waller was elected interim President and Chief Executive Officer ("CEO") and a director since January 17, 2017. From November 2012 to January 2017, he served as a retail consultant. Mr. Waller previously served as the Company's President, from December 2011 through November 2012, and as the Company's interim CEO from February 2012 through November 2012. From 2008 to 2010, Mr. Waller served as President of the A.M. Retail Group, a specialty retailer of leather outerwear, accessories and apparel. From 2005 to 2008, he was the Chief Executive Officer of The Wet Seal, Inc., a specialty retailer of juniors clothing, shoes and accessories. Prior to that, he was the Chief Executive Officer of Wilsons Leather, a specialty retailer of leather outerwear, accessories and apparel, for approximately twenty years ending in January 2005.

Monica L. Dahl has served as Senior Vice President, Chief Marketing Officer, Omni-Channel and Public Relations since April 2016 and previously served as Senior Vice President, Marketing, Omni-Channel and Public Relations from November 2014 to April 2016. From April 2013 to November 2014, she was Senior Vice President, Marketing. From November 2011 to April 2013, she served as Senior Vice President, Multi-Channel Marketing, Investor Relations and Business Strategy. From July 2010 through November 2011, Ms. Dahl served as Senior Vice President, eCommerce, Planning & Allocation, and Strategy. From August 2008 to July 2010, Ms. Dahl served as Senior Vice President, Planning & Allocation and eCommerce. From December 2005 to July 2008, she was Executive Vice President and Chief Operating Officer. Ms. Dahl served as Vice President of Business Development from November 2004 to December 2005. Upon joining the Company in May 2004, Ms. Dahl was Director of Business Development. From January 1993 to April 2004, Ms. Dahl held various positions with Wilsons Leather. Ms. Dahl was with Arthur Andersen LLP from December 1987 to December 1992.

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

Patricia L. Perket was elected Senior Vice President, Merchandising effective October 2017. She served as Vice President, Merchandising from February 2017 to October 2017, served as Vice President, Product Development and Product & Sourcing from November 2015 to February 2017, served as Vice President, Merchandising from October 2014 to November 2015 and served as a Divisional General Merchandise Manager from November 2011 to October 2014. She joined the Company in October 2010 as Senior Buyer, Accessories. Ms. Perket has an extensive retail background and has held a variety of senior level merchandising and sourcing positions. Prior to joining Christopher & Banks, Ms. Perket was employed at Target Corporation from 1994 to 2010.

Michelle L. Rice has served as Senior Vice President, Chief Stores Officer since April 2016 and previously served as Senior Vice President, Store Operations from January 2012 to April 2016. From February 2011 through January 2012 she was Vice President, Store Operations. From July 2010 until February 2011, Ms. Rice was Vice President, Stores and from August 2008, when she joined the Company, until July 2010 she was a Regional Vice President. Ms. Rice has approximately 25 years of retail industry experience. She was a Regional Sales Director at Fashion Bug, a division of Charming Shoppes, a fashion retailer of missy and plus size apparel, from November 2006 to August 2008 and was a District Operations Manager at TJX Corporation from 2003 to November 2006.

Cindy J. Stemper has served as the Company's Senior Vice President, Chief Human Resources Officer since April 2016 and previously served as Senior Vice President, Human Resources from April 2013 to April 2016. From September 2010 to April

2013, she served as the Company’s Vice President, Human Resources. Prior to joining the Company, Ms. Stemper worked at MoneyGram International for approximately 25 years in a variety of Human Resources roles, most recently as Executive Vice President, Human Resources and Corporate Services from 2005 to 2009.

Marc A. Ungerman was appointed as the Company's Interim Chief Financial Officer in July 2017 and has served as Vice President, Controller since November 2015. From June 2013 until November 2015, he was Assistant Controller at SUPERVALU INC. Prior to that, Mr. Ungerman was at Best Buy Co., Inc., where he held a variety of financial positions from August 2005 to June 2013. Prior to Best Buy, he held positions at Pentair, Inc. and Deloitte & Touche LLP.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol “CBK”. The quarterly high and low closing stock sales price information for our common stock for fiscal 2017 and fiscal 2016 is included in the table below.

	Market Price
Quarter Ended	High	Low
February 3, 2018	$1.34	$1.14
October 28, 2017	$1.53	$1.23
July 29, 2017	$1.43	$1.05
April 29, 2017	$1.48	$1.18
January 28, 2017	$2.41	$1.21
October 29, 2016	$2.12	$1.32
July 30, 2016	$2.63	$1.87
April 30, 2016	$2.91	$1.37

As of March 2, 2018, there were 130 holders of record of our common stock. The last reported sales price on the NYSE of our common stock on March 2, 2018 was $1.11.

There were no issuer purchases of our common stock for the quarter ended February 3, 2018.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock (“CBK”) from February 2, 2013 to February 3, 2018 to the cumulative total stockholder return of the S&P 500 Index and the S&P Apparel Retail Index. The comparisons assume $100 was invested on February 2, 2013 in our common stock, the S&P 500 Index and the S&P Apparel Retail Index and also assumes that any dividends are reinvested.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited consolidated financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K and the consolidated financial statements and related notes appearing in Item 8 of this Annual Report on Form 10-K. As reported below, fiscal 2017 ended February 3, 2018, consisted of fifty-three weeks. All other years presented consisted of fifty-two weeks.

	Fiscal Year Ended
	(in thousands, except per share amounts)
	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014
Statements of Operations Data:
Net sales	$365,906	$381,605	$383,828	$418,584	$435,754
Merchandise, buying and occupancy costs	252,399	253,483	254,350	270,790	284,723
Gross profit	113,507	128,122	129,478	147,794	151,031
Other Operating Expenses:
Selling, general and administrative expenses	123,398	133,768	128,413	126,377	128,847
Depreciation and amortization	12,434	12,300	12,048	11,786	13,168
Impairment and restructuring expense	318	786	281	216	140
Total other operating expenses	136,150	146,854	140,742	138,379	142,155
Operating (loss) income	(22,643)	(18,732)	(11,264)	9,415	8,876
Interest expense, net	(154)	(159)	(115)	(190)	(191)
Other income (expense)	—	911	—	(1)	—
(Loss) income before income taxes	(22,797)	(17,980)	(11,379)	9,224	8,685
Income tax (benefit) provision	(773)	(197)	37,715	(37,902)	(5)
Net (loss) income	$(22,024)	$(17,783)	$(49,094)	$47,126	$8,690

Basic (loss) income per share:
Net (loss) income	$(0.59)	$(0.48)	$(1.33)	$1.28	$0.24
Basic shares outstanding	37,212	37,016	36,886	36,819	36,246

Diluted (loss) income per share:
Net (loss) income	$(0.59)	$(0.48)	$(1.33)	$1.24	$0.23
Diluted shares outstanding	37,212	37,016	36,886	37,753	37,144

	As of
	(in thousands, except selected operating data)
	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014
Balance Sheets Data:
Cash, cash equivalents and short-term investments	$23,077	$35,006	$34,521	$50,538	$54,056
Merchandise inventory	41,361	36,834	42,481	45,318	44,877
Long-term investments	—	—	—	4,752	3,143
Total assets	119,364	134,620	150,890	196,037	148,978
Total liabilities	68,955	63,325	62,482	60,148	62,041
Stockholders’ equity	50,409	71,295	88,408	135,889	86,937
Working capital	17,616	31,484	46,581	65,595	55,811
Selected Operating Data:
Comparable sales (decrease) increase during period (1)	(2.5)%	(0.8)%	(8.3)%	(2.0)%	8.0%
Stores at end of period	463	484	518	518	560
Net sales per gross square foot during period (2)	$164	$170	$173	$195	$193
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. We refer to our fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016 in this MD&A as “fiscal 2017”, “fiscal 2016”, and “fiscal 2015”, respectively.

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

As of February 3, 2018, we operated 463 stores in 45 states, including 314 Missy, Petite, Women ("MPW") stores, 78 outlet stores, 37 Christopher & Banks ("CB") stores, and 34 C.J. Banks ("CJ") stores. Our CB brand offers unique fashions and accessories featuring exclusively designed assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P. Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W. Our MPW concept and outlet stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the Missy, Petite and Women-sized customer in one location.

Business Strategy

In fiscal 2017, we accomplished the following to position our business for future growth and improved financial performance:

•	Enhanced the merchandise assortment to create the right balance among sizes, categories and core versus fashion mix;

•	Generated sales growth in outlets and eCommerce; and

•	Grew our customer file for two consecutive quarters in the second half of the fiscal year.

Other Developments

On February 1, 2018, the Company announced that its Board of Directors had elected Keri Jones as Chief Executive Officer (“CEO”) and as a member of the Board effective as of her anticipated start date of March 12, 2018. In connection with the election of Ms. Jones as CEO of the Company, Joel Waller will cease serving as interim President and CEO when Ms. Jones commences employment but will continue as a Board member while serving as a consultant to the Company.

Performance Measures

Management evaluates our financial results based on a variety of performance measures.

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

Our MPW format conversions are nearing completion. As such, our base store population that comprises comparable stores mostly reflects the existing store count except for stores operating less than 13 months.

Comparable sales measures vary across the retail industry. As a result, our comparable sales calculation is not necessarily comparable to similarly titled measures reported by other companies.

Other performance measures

To supplement our comparable sales performance measure, we also monitor changes in net sales, net sales per store, net sales per gross square foot, gross profit, gross margin rate, operating income, cash, inventory and liquidity.

Results of Operations

The following table presents selected consolidated financial data for each of the past three fiscal years:

(dollars in thousands)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net sales	$365,906	$381,605	$383,828
Merchandise, buying and occupancy costs	252,399	253,483	254,350
Gross profit	113,507	128,122	129,478
Other operating expenses:
Selling, general and administrative	123,398	133,768	128,413
Depreciation and amortization	12,434	12,300	12,048
Impairment of long-lived assets	318	786	281
Total other operating expenses	136,150	146,854	140,742
Operating loss	(22,643)	(18,732)	(11,264)
Interest expense, net	(154)	(159)	(115)
Other income	—	911	—
Loss before income taxes	(22,797)	(17,980)	(11,379)
Income tax (benefit) provision	(773)	(197)	37,715
Net loss	$(22,024)	$(17,783)	$(49,094)

Rate trends as a percentage of net sales	Fiscal 2017	Fiscal 2016	Fiscal 2015
Gross margin	31.0%	33.6%	33.7%
Selling, general, and administrative	33.7%	35.1%	33.5%
Depreciation and amortization	3.4%	3.2%	3.1%
Operating loss	(6.2)%	(4.9)%	(2.9)%

Fiscal 2017 Summary

•
Net sales decreased 4.1% compared to the same period last year primarily due to a 5.3% decline in average unit retail prices and a 6.4% decrease in average store count partly offset by $5.0 million in net sales attributable to the 53rd week and a 6.5% increase in transactions;

•	Comparable sales in fiscal 2017 decreased 2.5% compared to a 0.8% decrease in fiscal 2016;

•	eCommerce comparable sales increased 13.7% in fiscal 2017 compared to a 16.4% increase in fiscal 2016;

•	Net sales per store decreased 2.3% and net sales per square foot decreased 3.9% in fiscal 2017 compared to fiscal 2016;

•
Gross margin rate decreased 260 basis points compared to the same period last year primarily driven by our efforts to sell through non go-forward product and slow sellers more quickly through markdowns;

•	Net loss of $22.0 million, a $0.59 loss per share, in fiscal 2017 compared to a net loss of $17.8 million, a $0.48 loss per share, in fiscal 2016. Our fiscal 2017 results were below expectations;

•	As of February 3, 2018, we held $23.1 million of cash and cash equivalents, compared to $35.0 million as of January 28, 2017.

Net Sales

Net sales (in thousands):	Fiscal 2017	Fiscal 2016	% Change
Net sales	$365,906	$381,605	(4.1)%

The components of the 4.1% net sales decrease in fiscal 2017 compared to fiscal 2016 were as follows:

Sales driver change components	Fiscal 2017
Number of transactions	0.2%
Units per transaction	(0.1)%
Average unit retail	(5.3)%
53rd week impact	1.1%
Total sales driver change decrease	(4.1)%

Comparable sales (1)	Fiscal 2017
Comparable sales	(2.5)%
 _______________________

(1)	Comparable sales are presented on a 53-week basis

Sales decreased primarily due to a 5.3% decrease in average unit retail prices, a 6.4% decline in average store count, and continued weakness in base store traffic, partly offset by a 6.5% increase in transactions per store and eCommerce transactions, net sales attributable to the 53rd week of $5.0 million, and higher conversion rates. Our promotional pricing contributed to a decline in average unit retail prices to drive higher sales volume and sell through slow moving merchandise, including inventory that did not reflect our go-forward strategy. The sales decrease was also correlated to lower inventory levels at the beginning of the year and lower inventory receipts in the first quarter.

To supplement our comparable sales measure, we also monitor changes in other store sales metrics as illustrated in the table below:

Store metrics	Fiscal 2017
Net sales per store % change	(2.3)%
Net sales per square foot % change	(3.9)%

Net sales per store and Net sales per square foot decreased mainly due to a decline in average unit retail prices.

Store count, openings, closings, and square footage for our stores were as follows:

	Store Count						Square Footage (1)
Stores by Format	January 28, 2017	Open	Close	MPW Conversions	February 3, 2018	Avg Store Count	February 3, 2018	January 28, 2017
MPW	318	1	(11)	6	314	320	1,225	1,226
Outlet	82	—	(4)	—	78	80	314	329
Christopher and Banks	43	—	—	(6)	37	38	122	142
C.J. Banks	41	—	(1)	(6)	34	36	123	147
Total Stores	484	1	(16)	(6)	463	474	1,784	1,844
________________________________________

(1)	Square footage presented in thousands.

Gross Profit

Gross profit	Fiscal 2017	Fiscal 2016	Change
Gross profit	$113,507	$128,122	$(14,615)
Gross margin rate as a percentage of net sales	31.0%	33.6%	(2.6)%

Gross margin rate decreased 260 basis points primarily driven by our efforts to sell through non go-forward product and slow sellers more quickly through markdowns in addition to an increase in product cost largely due to a mix shift to fashion versus core merchandise.

Selling, General, and Administrative (SG&A) Expenses

Selling, general, and administrative	Fiscal 2017	Fiscal 2016	Change
Selling, general, and administrative	$123,398	$133,768	$(10,370)
SG&A rate as a percentage of net sales	33.7%	35.1%	(1.4)%

SG&A decreased by $10.4 million, driven by lower store operating expenses of $4.8 million and lower net employee compensation expenses of $2.7 million, including a decrease in severance benefits of $1.4 million, and the absence of net settlement costs related to an employment claim loss of $1.9 million. The SG&A expense decrease was also attributable to the absence of non-recurring charges of $2.2 million, including advisory fees in connection with shareholder activism of $1.5 million and eCommerce transition costs of $0.7 million incurred in fiscal 2016. These SG&A expense savings were partially offset by an increase in eCommerce operating expenses of $0.9 million to support higher eCommerce sales and net miscellaneous expenses of $0.3 million. As a percent of net sales, SG&A decreased approximately 140 basis points to 33.7%.

Depreciation and Amortization (D&A)

Depreciation and amortization	Fiscal 2017	Fiscal 2016	Change
Depreciation and amortization	$12,434	$12,300	$134
D&A rate as a percentage of net sales	3.4%	3.2%	0.2%

Depreciation and amortization expense increased primarily due to the deployment of technology solutions, including new omni-channel capabilities partly offset by the effects of the decrease in average store count.

Impairment of Long-Lived Assets

Impairment of long-lived assets	Fiscal 2017	Fiscal 2016	Change
Impairment of long-lived assets	$318	$786	$(468)

We recorded non-cash impairment charges related to long-lived assets held at certain store locations.

Operating Loss

Operating loss	Fiscal 2017	Fiscal 2016	Change
Operating loss	$(22,643)	$(18,732)	$(3,911)
Operating loss rate as a percentage of net sales	(6.2)%	(4.9)%	(1.3)%

Our operating loss increased in fiscal 2017 compared to fiscal 2016 primarily due to a net sales decrease of $15.7 million and a 260 basis point gross margin rate decline, partly offset by a SG&A decrease of $10.4 million.

Interest expense, net

Interest expense, net	Fiscal 2017	Fiscal 2016	Change
Interest expense, net	$(154)	$(159)	$5

The change in interest expense, net is not material.

Other income

Other income	Fiscal 2017	Fiscal 2016	Change
Other income	$—	$911	$(911)

Other income in fiscal 2016 reflects the non-recurring proceeds from company-owned life insurance.

Income Tax Benefit

Income tax benefit	Fiscal 2017	Fiscal 2016	Change
Income tax benefit	$(773)	$(197)	$(576)

The increase in the income tax benefit in 2017 compared to 2016 was primarily due to the repeal during the current year of the Alternative Minimum Tax (“AMT”) under the Tax Cuts and Jobs Act. Past AMT payments resulted in carryforward tax credits that can now be claimed as a refund.

Net earnings

Net loss	Fiscal 2017	Fiscal 2016	Change
Net loss	$(22,024)	$(17,783)	$(4,241)
Net loss rate as a percentage of net sales	(6.0)%	(4.7)%	(1.3)%

Our net loss increase in fiscal 2017 compared to our net loss in 2016 was primarily due to a gross margin rate decline, a net sales decrease, and the absence of company-owned life insurance proceeds partly offset by lower SG&A and a higher income tax benefit as quantified above.

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

Net sales per store increased in fiscal 2016 compared to fiscal 2015 primarily due to an increase in average unit retail price and a higher conversion rate, partly offset by a decrease in the number of transactions. Net sales per square foot decreased in fiscal 2016 compared to fiscal 2015 mainly due to a smaller percentage decline in average square footage compared to average store count.

Store count, openings, closings, and square footage for our stores were as follows:

	Store Count						Square Footage (1)
Stores by Format	January 30, 2016	Open	Close	MPW Conversions	January 28, 2017	Avg Store Count	January 28, 2017	January 30, 2016
MPW	314	3	(16)	17	318	315	1,226	1,193
Outlet	77	6	(1)	—	82	81	329	311
Christopher and Banks	67	—	(7)	(17)	43	57	142	221
C.J. Banks	60	—	(3)	(16)	41	53	147	214
Total Stores	518	9	(27)	(16)	484	506	1,844	1,939
_______________________

(1)	Square footage presented in thousands

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

Depreciation and amortization expense increased in fiscal 2016 compared to fiscal 2015 primarily due to the launch of our new eCommerce website and the roll out of a new point-of-sale system partly offset by a decrease in average store count.

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

Our operating loss increased in fiscal 2016 compared to fiscal 2015, mainly due to a SG&A increase of $5.4 million, a net sales decrease of $2.2 million, and a non-cash impairment charge increase of $0.5 million.

Interest expense, net

Interest expense, net	Fiscal 2016	Fiscal 2015	Change
Interest expense, net	$(159)	$(115)	$(44)

The change in interest expense, net is not material.

Other income

Other income	Fiscal 2016	Fiscal 2015	Change
Other income	$911	$—	$911

Other income in fiscal 2016 reflects the non-recurring proceeds from company-owned life insurance.

Income tax (benefit) provision

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

Fiscal 2018 Outlook

We have implemented a number of strategic initiatives addressing merchandising, inventory productivity, outlets, eCommerce and marketing programs designed to stabilize the business and drive more consistent financial performance going forward. Given the magnitude of these changes, we do not anticipate providing sales and EPS guidance for the near term.

During fiscal 2018, we plan to convert 4 CB and CJ stores into 2 MPW stores. In addition, we plan to close 2 Outlet stores and 1 MPW store. We will also open 3 new outlet stores. Average square footage for the year is expected to be down approximately 2.0% as compared to fiscal 2017.

We expect capital expenditures for the year to range between $3.0 million and $4.0 million representing investments in store relocations, merchandising technology applications, and the development of omni-channel capabilities.

We expect our taxes for the year to be nominal and to represent minimum fees and taxes.

Liquidity and Capital Resources

Summary

We expect to operate our business and execute our strategic initiatives principally with funds generated from operations and, if necessary, from our Credit Facility, subject to compliance with the financial covenant and the other terms of the Company’s amended and restated Credit Facility with Wells Fargo Bank N.A (“Wells Fargo”). Cash flow from operations has historically been sufficient to provide for our uses of cash.

Our cash and cash equivalents balance as of the end of fiscal 2017 and 2016 was $23.1 million and $35.0 million, respectively.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for each of the past three fiscal years:

(in thousands)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net cash (used in) provided by operating activities	$(6,745)	$9,915	$5,382
Net cash used in investing activities	(5,158)	(6,408)	(11,095)
Net cash used in financing activities	(26)	(7)	(26)
Net (decrease) increase in cash and cash equivalents	$(11,929)	$3,500	$(5,739)

Operating Activities

The increase in cash used in operating activities in fiscal 2017 compared to fiscal 2016 was primarily due to an increase in the net loss, excluding non-cash expenses. Working capital decreased for the comparable periods primarily due to an increase in accounts payable due to the timing of payments, including fashion merchandise receipts, partly offset by an increase in inventories, attributable to lower inventory levels at the beginning of the year and a decrease in accrued liabilities.

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

Investing Activities

The decrease in cash used in investing activities in fiscal 2017 compared to fiscal 2016 was mainly attributable to a decrease in capital expenditures as well as the absence of available-for-sale investment maturities and the absence of proceeds from company-owned life insurance. Capital expenditures in fiscal 2017 were approximately $5.2 million, which primarily reflected investments in MPW store conversions and technology associated with our omni-channel capabilities.

The decrease in cash used in investing activities in fiscal 2016 compared to fiscal 2015 reflects a reduction in capital expenditures and a decrease in the conversion of investments to cash. Capital expenditures in fiscal 2016 were approximately $10 million, which reflected increases in new stores and continued investments in omni-channel capabilities.

Financing Activities

Financing activities in fiscal 2017 were limited to a small number of shares redeemed by employees to satisfy payroll tax obligations.

Financing activities in fiscal 2016 were limited to a small number of shares redeemed by employees to satisfy payroll tax obligations, partially offset by proceeds received from the exercise of stock options.

We have not paid any dividends in the last three fiscal years.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our Credit Facility are our most significant sources of liquidity. We believe that our sources of liquidity will be sufficient to sustain operations and to finance anticipated capital investments and strategic initiatives over the next twelve months. However, in the event our liquidity is not sufficient to meet our operating needs, we may be required to limit our spending. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing facilities or obtain additional financing, if necessary, on favorable terms.

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

The Company had no borrowings under the Credit Facility during fiscal 2017, fiscal 2016 or fiscal 2015. The total borrowing base at February 3, 2018, was approximately $31.8 million. As of February 3, 2018, the Company had open on-demand letters of credit of approximately $2.3 million. Accordingly, after reducing the borrowing base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the borrowing base, the net availability of revolving credit loans under the Credit Facility was approximately $26.3 million at February 3, 2018.

See Note 4 - Credit Facility for additional details regarding our Credit Facility, including a description of the sole financial covenant, with which we were in compliance as of February 3, 2018.

Contractual Obligations

The following table summarizes our aggregate contractual obligations as of February 3, 2018, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
Operating leases	$35,836	$29,736	$22,507	$18,987	$16,337	$39,720	$163,123

Our contractual obligations include operating leases for each of our retail store locations and vehicles. The contractual obligation for operating leases includes future minimum rental commitments as of February 3, 2018, and excludes common area maintenance charges, real estate taxes and other costs associated with operating leases. These types of costs, which are not fixed and determinable, totaled $16.5 million, $18.7 million and $19.2 million in fiscal 2017, fiscal 2016, and fiscal 2015, respectively.

We expect to fund these contractual obligations with operating cash flows generated in the normal course of business.

The summary of our aggregate contractual obligations does not include possible payments for uncertain tax positions. Our liability for uncertain tax positions, excluding interest and penalties, was approximately $0.5 million at February 3, 2018. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these tax liabilities.

At February 3, 2018, we had no other contractual obligations relating to short or long-term debt, capital leases or non-cancelable purchase obligations. In addition, we had no contractual obligations relating to the other liabilities recorded in our balance sheet under accounting principles generally accepted in the United States.

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

Sourcing

We directly imported approximately 39% and 36% of our merchandise purchases during fiscal 2017 and fiscal 2016, respectively. A significant amount of our merchandise was manufactured overseas during each of these fiscal periods, primarily in China, Vietnam and Indonesia. Our reliance on sourcing from foreign countries may cause us to be exposed to certain risks as indicated below and in Part I, “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

We do not have long-term purchase commitments or arrangements with any of our suppliers or buying agents. Our ten largest vendors represented approximately 71%, 73% and 70% of our total merchandise purchases in fiscal 2017, fiscal 2016, and fiscal 2015, respectively. One of our suppliers accounted for approximately 27%, 28% and 30% of our purchases during fiscal 2017, fiscal 2016, and fiscal 2015, respectively. Another supplier accounted for approximately 9%, 9% and 10% of our purchases during fiscal 2017, fiscal 2016, and fiscal 2015, respectively. No other vendor supplied greater than 10% of the Company's merchandise purchases during the last three fiscal years.

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

Although we expect the cost of cotton and synthetics to remain relatively stable in fiscal 2018, our average unit cost may change based on other factors, including overall mix of fashion versus core merchandise. To the extent that we cannot offset increases in the cost of goods with other cost reductions or efficiencies, we may be forced to sell the product at higher prices, which is subject to customer receptivity.

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

Physical inventories are taken annually, and inventory records are adjusted accordingly, resulting in the recording of actual shrinkage. Physical inventories are taken at all store locations approximately three weeks before the end of the fiscal year. Shrinkage is estimated as a percentage of net sales at interim periods and for this approximate three-week period, based on historical shrinkage rates.

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

We recorded long-lived asset impairment charges of approximately $0.3 million, $0.8 million and $0.3 million in fiscal 2017, fiscal 2016, and fiscal 2015, respectively, related to a small number of underperforming store locations.

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

A customer loyalty liability of $3.5 million and $3.8 million is included in accrued liabilities as of the end of fiscal 2017 and fiscal 2016, respectively.

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

Forming a conclusion that a valuation allowance is not needed is difficult when negative evidence such as cumulative losses exists. Based on available objective evidence and cumulative losses, management believes it is more likely than not that the deferred tax assets are not recognizable and will not be recognized until the Company has sufficient taxable income. Accordingly, the net deferred tax assets with the exception of certain deferred state benefits, have been offset by a valuation allowance. The valuation allowance decreased by $11.0 million and increased by $6.5 million during the years ended February 3, 2018 and January 28, 2017, respectively. The decrease in the valuation allowance in the current year is a result of the decrease in the Federal tax rate under the Tax Cuts and Jobs Act. The valuation allowance does not have any impact on cash and does not prevent the Company from using the deferred tax assets in future periods when profits are realized.

We have analyzed equity ownership changes and determined our net operating losses will not be limited under IRC Section 382.

Forward-Looking Statements

We may make forward-looking statements reflecting our current views with respect to future events and financial performance.  These forward-looking statements, which may be included in reports filed under the Exchange Act, in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A - Risk Factors of this Annual Report on Form 10-K, which could cause actual results to differ materially from historical results or anticipated future results.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Christopher & Banks Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Christopher & Banks Corporation and subsidiaries (the "Company") as of February 3, 2018 and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for the fiscal year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2018, and the results of its operations and its cash flows for the year ended February 3, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 9, 2018

We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Christopher & Banks Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Christopher & Banks Corporation (the “Company”) as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 3, 2018, of the Company and our report dated March 9, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 9, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Christopher & Banks Corporation:

We have audited the accompanying consolidated balance sheets of Christopher & Banks Corporation and subsidiaries as of January 28, 2017 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the fiscal years in the two-year period ended January 28, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Christopher & Banks Corporation and subsidiaries as of January 28, 2017 and the results of their operations and their cash flows for each of the fiscal years in the two-year period ended January 28, 2017, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Minneapolis, Minnesota
March 16, 2017

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	February 3, 2018	January 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$23,077	$35,006
Accounts receivable	2,626	2,549
Merchandise inventories	41,361	36,834
Prepaid expenses and other current assets	2,715	3,485
Income taxes receivable	172	516
Total current assets	69,951	78,390
Property, equipment and improvements, net	47,773	55,332
Other non-current assets:
Deferred income taxes	597	321
Other assets	1,043	577
Total other non-current assets	1,640	898
Total assets	$119,364	$134,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,825	$13,867
Accrued salaries, wages and related expenses	5,309	6,613
Accrued liabilities and other current liabilities	26,201	26,426
Total current liabilities	52,335	46,906
Non-current liabilities:
Deferred lease incentives	7,762	9,021
Deferred rent obligations	6,621	6,576
Other non-current liabilities	2,237	822
Total non-current liabilities	16,620	16,419

Commitments	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 47,625 and 47,425 shares issued, and 37,834 and 37,634 shares outstanding at February 3, 2018 and January 28, 2017, respectively	475	473
Additional paid-in capital	127,652	126,516
Retained earnings	34,993	57,017
Common stock held in treasury, 9,791 shares at cost at February 3, 2018 and January 28, 2017	(112,711)	(112,711)
Accumulated other comprehensive loss	—	—
Total stockholders’ equity	50,409	71,295
Total liabilities and stockholders’ equity	$119,364	$134,620

See Notes to Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(53 weeks)	(52 weeks)	(52 weeks)
Net sales	$365,906	$381,605	$383,828
Merchandise, buying and occupancy costs	252,399	253,483	254,350
Gross profit	113,507	128,122	129,478
Other operating expenses:
Selling, general and administrative	123,398	133,768	128,413
Depreciation and amortization	12,434	12,300	12,048
Impairment of long-lived assets	318	786	281
Total other operating expenses	136,150	146,854	140,742
Operating loss	(22,643)	(18,732)	(11,264)
Interest expense, net	(154)	(159)	(115)
Other income	—	911	—
Loss before income taxes	(22,797)	(17,980)	(11,379)
Income tax (benefit) provision	(773)	(197)	37,715
Net loss	$(22,024)	$(17,783)	$(49,094)

Basic loss per share:
Net loss	$(0.59)	$(0.48)	$(1.33)
Basic shares outstanding	37,212	37,016	36,886

Diluted loss per share:
Net loss	$(0.59)	$(0.48)	$(1.33)
Diluted shares outstanding	37,212	37,016	36,886

See Notes to Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(53 weeks)	(52 weeks)	(52 weeks)
Net loss	$(22,024)	$(17,783)	$(49,094)
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period, net of taxes of $0, $0, and $(1), respectively	—	—	1
Reclassification adjustment for losses included in net income, net of taxes of $0, $0 and $(1), respectively	—	—	1
Total other comprehensive income	—	—	2
Comprehensive loss	$(22,024)	$(17,783)	$(49,092)

See Notes to Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Treasury		Common Stock
	Shares Held	Amount Held	Shares Outstanding	Amount Outstanding	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
January 31, 2015	9,791	$(112,711)	36,929	$466	$124,242	$123,894	$(2)	$135,889
Total comprehensive loss	—	—	—	—	—	(49,094)	2	(49,092)
Stock issued upon exercise of options, net	—	—	—	—	—	—	—	—
Issuance of restricted stock, net of forfeitures	—	—	150	2	(28)	—	—	(26)
Stock-based compensation expense	—	—	—	—	1,637	—	—	1,637
January 30, 2016	9,791	$(112,711)	37,079	$468	$125,851	$74,800	$—	$88,408
Total comprehensive loss	—	—	—	—	—	(17,783)	—	(17,783)
Stock issued upon exercise of options, net	—	—	9	—	17	—	—	17
Issuance of restricted stock, net of forfeitures	—	—	546	5	(28)	—	—	(23)
Stock-based compensation expense	—	—	—	—	676	—	—	676
January 28, 2017	9,791	$(112,711)	37,634	$473	$126,516	$57,017	$—	$71,295
Total comprehensive loss	—	—	—	—	—	(22,024)	—	(22,024)
Issuance of restricted stock, net of forfeitures	—	—	200	2	(28)	—	—	(26)
Stock-based compensation expense	—	—	—	—	1,164	—	—	1,164
February 3, 2018	9,791	$(112,711)	37,834	$475	$127,652	$34,993	$—	$50,409

See Notes to Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(53 weeks)	(52 weeks)	(52 weeks)
Cash flows from operating activities:
Net loss	$(22,024)	$(17,783)	$(49,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,434	12,300	12,048
Impairment of long-lived assets	318	786	281
Deferred income taxes, net	(276)	72	37,544
Gain from company-owned life insurance	—	(911)	—
Amortization of premium on investments	—	7	46
Amortization of financing costs	62	62	62
Deferred lease-related liabilities	(1,322)	(911)	3,267
Stock-based compensation expense	1,164	676	1,637
Loss on disposal of assets	—	1	—
Changes in operating assets and liabilities:
Accounts receivable	(77)	1,518	(67)
Merchandise inventories	(4,527)	5,647	2,837
Prepaid expenses and other assets	242	5,567	(2,214)
Income taxes receivable	344	(3)	332
Accounts payable	6,796	(2,610)	(1,670)
Accrued liabilities	(1,293)	5,972	370
Other liabilities	1,414	(475)	3
Net cash (used in) provided by operating activities	(6,745)	9,915	5,382
Cash flows from investing activities:
Purchases of property, equipment and improvements	(5,158)	(10,327)	(26,082)
Proceeds from company-owned life insurance	—	911	—
Maturities of available-for-sale investments	—	3,008	14,987
Net cash used in investing activities	(5,158)	(6,408)	(11,095)
Cash flows from financing activities:
Shares redeemed for payroll taxes	(26)	(24)	(26)
Exercise of stock options	—	17	—
Net cash used in financing activities	(26)	(7)	(26)
Net (decrease) increase in cash and cash equivalents	(11,929)	3,500	(5,739)
Cash and cash equivalents at beginning of period	35,006	31,506	37,245
Cash and cash equivalents at end of period	$23,077	$35,006	$31,506
Supplemental cash flow information:
Interest paid	$188	$192	$168
Income taxes (refunded) paid	$(243)	$106	$(223)
Accrued purchases of property, equipment and improvements	$324	$69	$1,105

See Notes to Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Nature of Business and Significant Accounting Policies

Christopher & Banks Corporation, through its wholly owned subsidiaries (collectively referred to as “Christopher & Banks”, “the Company”, “we” or “us”), operates retail stores selling women’s apparel and accessories in the United States ("U.S."). The Company operated 463, 484 and 518 stores as of February 3, 2018, January 28, 2017 and January 30, 2016, respectively. The Company also operates an eCommerce website for its Christopher & Banks and C.J. Banks brands at www.christopherandbanks.com.

Fiscal year and basis of presentation

The Company follows the standard fiscal year of the retail industry, which is a fifty-two or fifty-three week period ending on the Saturday closest to January 31, and is designated by the calendar year in which the fiscal year commences.  The fiscal year ended February 3, 2018 ("fiscal 2017") consisted of fifty-three weeks, while the fiscal years ended January 28, 2017 ("fiscal 2016"), and January 30, 2016 ("fiscal 2015") each consisted of fifty-two weeks.

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

Accounts Receivable

Accounts receivable consist primarily of amounts receivable from customers and amounts due from landlords. Credit card receivables relate to amounts due from payment processing entities that are collected one to five days after the related sale transaction occurs.

Accounts Receivable consisted of the following (in thousands):

	February 3, 2018	January 28, 2017
Credit card receivables	$2,229	$1,900
Amounts due from landlords	—	214
Other receivables	397	435
Total accounts receivable	$2,626	$2,549

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

Merchandise inventory consisted of the following (in thousands):

	February 3, 2018	January 28, 2017
Merchandise - in store/eCommerce	$34,225	$28,584
Merchandise - in transit	7,136	8,250
Total merchandise inventories	$41,361	$36,834

 Property, equipment and improvements, net

Property, equipment and improvements are initially recorded at cost. Property and equipment is depreciated on a straight-line basis over its estimated useful life as follows:

Description	Estimated Useful Lives
Building and building improvements	25 years
Computer hardware and software	3 to 5 years
Equipment, furniture and fixtures	3 to 10 years
Store leasehold improvements	Shorter of the useful life or term of the lease, typically 10 years

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

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising costs for fiscal 2017, fiscal 2016 and fiscal 2015, were approximately $8.4 million, $8.5 million and $7.3 million, respectively.

Customer loyalty program

The Company’s Friendship Rewards loyalty program grants customers the ability to accumulate points based on purchase activity. Once a Friendship Rewards member achieves a certain point level, the member earns award certificates that may be redeemed towards future merchandise purchases. Points are accrued as unearned revenue and recorded as a reduction of net sales and a current liability as they are accumulated by members and certificates are earned. The liability is recorded net of estimated breakage based on historical redemption patterns and trends. Revenue and the related cost of sales are recognized upon redemption of the reward certificates, which expire approximately six weeks after issuance. The Friendship Rewards program liability as of February 3, 2018 and January 28, 2017 was approximately $3.5 million and $3.8 million, respectively, and is included in Accrued liabilities and other current liabilities on the consolidated balance sheet.

Private label credit card program

During fiscal 2014, the Company launched a private label credit card program with Comenity Bank which provides for the issuance of credit cards bearing the Christopher & Banks and C.J. Banks brands. The sponsoring bank manages and extends credit to the Company's customers and is the sole owner of the accounts receivable generated under the program.

In April 2017, the Company entered into a second amendment to the private label credit card plan agreement. As part of the program, the Company received a signing bonus of approximately $2.0 million from Comenity Bank and also earns revenue based on card usage by its customers. The deferred signing bonus is included in other liabilities and is being recognized in net sales ratably over the term of the contract. The other revenue based on customer usage of the card is recognized in net sales in the periods in which the related customer transaction occurs. During fiscal 2017, fiscal 2016 and fiscal 2015, the Company recognized approximately $1.2 million, $0.8 million and $0.7 million, respectively, in net royalty revenue which is included in net sales. In addition, the sponsoring bank reimburses the Company for certain marketing expenditures related to the program, subject to an annual cap on the amount of reimbursable expenses.

Lease termination costs

Discounted liabilities for future lease costs and the fair value of related subleases of closed locations are recorded when the stores are closed prior to the expiration of the lease or execution of a lease termination agreement. In assessing the discounted liabilities for future costs of obligations related to closed stores, the Company makes assumptions regarding amounts of future subleases. If these assumptions or their related estimates change in the future, the Company may be required to record additional exit costs or reduce exit costs previously accrued. Actual settlements may vary substantially from recorded obligations. As of February 3, 2018 and January 28, 2017,  our lease termination liability is not material.

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

Long-lived asset impairment charges recorded during fiscal 2017, fiscal 2016 fiscal and 2015 were measured at fair value using Level 3 inputs.

Stock-based compensation

Stock-based compensation is calculated using the estimated fair value of stock options on the date of grant, the Company uses the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the Company to estimate key assumptions such as expected term, volatility, risk-free interest rates and dividend yield to determine the fair value of stock options, based on both historical information and management judgment regarding market factors and trends. The Company recognizes stock-based compensation expense on a straight-line basis over the corresponding vesting period of the entire award, net of estimated forfeiture rates. The Company estimates expected forfeitures of share-based awards at the grant date and recognizes compensation cost only for those awards expected to vest.

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

Income taxes

Income taxes are calculated using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future income taxes attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We record a valuation allowance against our deferred tax assets when it is more likely than not that some portion or all of our deferred tax assets will not be realized. In determining the need for a valuation allowance, management is required to make judgments regarding future income, taxable income and the potential effects of the mix of income or losses in jurisdictions in which we operate. Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

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

Segment reporting

The Company reports its operations as one reportable segment, Retail Operations, which consists of one operating segment. The Company defines an operating segment on the same basis that it uses to evaluate performance and to allocate resources. The Company has also considered its organizational structure and design of its executive compensation programs. Therefore, the Company reports results as a single segment, which includes the operation of its retail stores, outlet stores, online purchases and mobile application.

Recently issued accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance under Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes existing revenue recognition requirements and provides a new comprehensive revenue recognition model that requires entities to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year. As a result, ASU 2014-09 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements. The new revenue standard will require the Company to recognize gift card breakage proportional to actual gift card redemptions. We plan to adopt this ASU under the modified retrospective approach beginning in the first quarter of fiscal 2018 which includes a cumulative adjustment to retained earnings. Based on our current estimation, we do not anticipate this adjustment to retained earnings to exceed $2.0 million, primarily driven by the accelerated recognition of gift card breakage. We have finalized our conclusions regarding our revenue recognition policy and made all necessary updates to our internal controls over financial reporting. We are in the process of finalizing our disclosures under the enhanced requirements of the new standard.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires that lease arrangements longer than twelve months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We plan to adopt this ASU under the modified retrospective approach. We are currently evaluating the effect this guidance will have on our results of operations. We anticipate the ASU will have a material impact on our balance sheet, but the ASU is non-cash in nature and will not affect our cash position.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 addresses simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 was adopted in the current year on a prospective basis. The adoption of ASU 2016-09 did not have a material impact on the Company's consolidated financial statements mostly due to the impact of the tax valuation allowance.

We reviewed all other recently issued accounting pronouncements and concluded they are either not applicable to our operations, or that no material effect is expected on our consolidated financial statements as a result of future adoption.

NOTE 2 — Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following (in thousands):

Description	February 3, 2018	January 28, 2017
Land	$1,597	$1,597
Corporate office, distribution center and related building improvements	12,753	12,700
Store leasehold improvements	50,094	49,450
Store furniture and fixtures	70,447	69,598
Corporate office and distribution center furniture, fixtures and equipment	5,053	4,880
Computer and point of sale hardware and software	33,126	32,313
Construction in progress	1,275	1,321
Total property, equipment and improvements, gross	174,345	171,859
Less accumulated depreciation and amortization	(126,572)	(116,527)
Total property, equipment and improvements, net	$47,773	$55,332

Upon performing the annual impairment analysis, the Company determined that improvements and equipment at certain under-performing stores, at stores identified for closure, and corporate were impaired. As a result, the Company recorded asset impairments related to property, equipment and improvements of $0.3 million, $0.8 million and $0.3 million in fiscal 2017, fiscal 2016, and fiscal 2015, respectively. See Note 8 - Fair Value Measurements, for further detail.

NOTE 3 — Accrued Liabilities and Other Current Liabilities

Accrued liabilities and other current liabilities consisted of the following (in thousands):

	February 3, 2018	January 28, 2017
Gift card and store credit liabilities	$6,931	$7,414
Accrued Friendship Rewards Loyalty Program liability	3,539	3,770
Accrued income, sales and other taxes payable	1,587	1,239
Accrued occupancy-related expenses	3,432	3,614
Sales return reserve	1,079	943
eCommerce obligations	3,824	3,190
Other accrued liabilities	5,809	6,256
Total accrued liabilities and other current liabilities	$26,201	$26,426

NOTE 4 — Credit Facility

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

The Credit Facility contains customary events of default and various affirmative and negative covenants. The sole financial covenant contained in the Credit Facility requires the Company to maintain Availability at least equal to the greater of (a) ten percent (10%) of the borrowing base or (b) $3.0 million. In addition, the Credit Facility permits the payment of dividends to the Company's stockholders if certain financial conditions are met. The Company was in compliance with all covenants and other financial provisions as of February 3, 2018.

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

The Company had no borrowings under the Credit Facility during fiscal 2017, fiscal 2016 or fiscal 2015. The total borrowing base at February 3, 2018, was approximately $31.8 million. As of February 3, 2018, the Company had open on-demand letters of credit of approximately $2.3 million. Accordingly, after reducing the borrowing base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the borrowing base, the net availability of revolving credit loans under the Credit Facility was approximately $26.3 million at February 3, 2018.

NOTE 5 — Stockholder's Equity and Stock-Based Compensation

Dividends

The Credit Facility allows payment of dividends to the Company's stockholders if certain financial conditions are met.  No dividends were paid in fiscal 2017, fiscal 2016 or fiscal 2015.

Stock-based compensation

The Company maintains the following stock plans approved by stockholders: the 2013 Directors' Equity Incentive Plan (the "2013 Plan") and the 2014 Stock Incentive Plan (the “2014 Plan”). The shares outstanding under the 2014 Plan may also include shares under the 2005 Stock Incentive Plan (the "2005 Plan") that were subject to outstanding awards on June 26, 2014. If, subsequent to June 26, 2014, shares subject to an award under the 2005 Plan are not purchased, are forfeited or reacquired by the Company, or the award is terminated or canceled, then the comparable number of shares are available for issuance as provided in the 2014 Plan. Under the 2014 Plan and the 2013 Plan, the Company may grant options to purchase common stock to employees and non-employee members of the Board, respectively, at a price not less than 100% of the fair market value of the common stock on the option grant date. In general, (i) time-based stock options granted to employees vest over three years and are exercisable up to 10 years from the date of grant; and (ii) performance-based stock options vest, 50% following a determination that the performance criteria have been met and 50% on the second anniversary of the date of grant, with the number of options vesting based on the extent to which, if at all, the performance criteria have been achieved. No options have been granted to Directors in the last five fiscal years.

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

Approximately 1.0 million and 2.4 million shares were authorized for issuance under the 2013 Plan and the 2014 Plan, respectively. As of February 3, 2018, there were approximately 0.3 million and 0.8 million shares available for future grant under the 2013 Plan and the 2014 Plan, respectively. In addition, as of February 3, 2018, there are approximately 0.4 million options outstanding and 0.2 million performance shares authorized which were granted to our Interim Chief Executive Officer in fiscal 2016 outside of the above plans as an inducement to employment.

The total pre-tax compensation expense related to all stock-based awards for fiscal 2017, fiscal 2016 and fiscal 2015 was approximately $1.2 million, $0.7 million and $1.6 million, respectively. Stock-based compensation expense is included in merchandise, buying and occupancy expenses for the buying and distribution employees, and in selling, general and administrative expense for all other employees.

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

The table below shows the weighted average assumptions relating to the valuation of stock options granted during fiscal 2017, fiscal 2016 and fiscal 2015.

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Expected dividend yield	—%	—%	—%
Expected volatility	76.65-84.94%	74.93-77.13%	68.62%
Risk-free interest rate	1.66-2.05%	1.18-1.84%	1.73%
Expected term	3.00-5.00 years	5.00 years	5.00 years

Stock-Based Compensation Activity — Stock Options

The following tables present a summary of stock option activity for fiscal 2017:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life
Outstanding, beginning of period	3,513,376	3.48
Granted	2,114,951	1.28
Exercised	—	—
Canceled - Vested	(1,648,450)	3.94
Canceled - Nonvested (Forfeited)	(436,051)	1.56
Outstanding, end of period	3,543,826	$2.19	$—	5.06 years
Exercisable, end of period	1,312,076	$3.47	$—	4.35 years

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	1,142,369	$0.80
Granted	2,114,951	0.74
Vested	(589,519)	0.84
Forfeited	(436,051)	0.75
Nonvested, end of period	2,231,750	0.74

The weighted average fair value for options granted during fiscal 2017 and fiscal 2016 was $0.74 and $0.81, respectively. The fair value of options vesting during fiscal 2017 and fiscal 2016 was approximately $0.84 and $3.25, respectively. There were no options exercised during fiscal 2017. The aggregate intrinsic value of options exercised during fiscal 2016 was less than $0.01 million. There were no options exercised during fiscal 2015.

As of February 3, 2018, there was approximately $0.8 million of total unrecognized compensation expense related to nonvested stock options granted, which is expected to be recognized over a weighted average period of approximately 1.50 years.

During fiscal 2017, the Company made awards of performance-based non-qualified stock options to a limited number of employees, which stock options vest, in whole or in part, on the vesting date if the operating income threshold under the Stock Option Award agreement is met or exceeded. In March 2018, all of the awards of non-qualified stock options were forfeited as the Company failed to achieve the threshold operating income goal.

Stock-Based Compensation Activity — Restricted Stock

The following table presents a summary of restricted stock activity for fiscal 2017:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Nonvested, beginning of period	554,744	$1.91
Granted	250,000	1.34
Vested	(215,697)	2.36
Forfeited	(44,114)	1.84
Nonvested, end of period	544,933	1.48	$676

The weighted average fair value for restricted stock granted during fiscal 2017 and fiscal 2016 was $1.34 and $1.73, respectively. The total fair value of restricted stock vested during fiscal 2017 and fiscal 2016 was approximately $0.7 million and $0.7 million, respectively. The aggregate intrinsic value of restricted stock vested during fiscal 2017 and fiscal 2016 was approximately $0.3 million and $0.2 million, respectively.

As of February 3, 2018, there was approximately $0.4 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of approximately 0.93 years.

Other Stock-Based Awards

During fiscal 2014, the Company made awards of performance-based restricted stock units to a limited number of executive-level employees which entitles these employees to receive a specified number of shares of the Company’s common stock on vesting dates, provided that cumulative two-year and/or three-year targets are achieved. The cumulative targets involve operating margin, net sales growth and total stockholder return versus a specified peer group. Management estimates the fair value of performance share awards based on the market price of the underlying stock on the date of grant for net sales growth and operating margin targets. The Company utilized a Monte Carlo simulation model to determine the fair value of the performance shares based on total stockholder return. In March 2017, the Company granted approximately 12,000 shares, net of shares used for payroll tax withholdings, for achieving a portion of the three-year award.

During fiscal 2017, as part of the Annual Incentive Plan, the Company made awards of performance-based non-qualified stock options to a limited number of executive-level employees which entitles these employees to receive the option to purchase a specified number of shares of the Company's common stock at the specified option price, provided that the performance criteria are met. This performance criteria involves meeting the designated threshold for operating income. The actual number of options in the aggregate issued on the vesting dates could range from zero to approximately 619,500 shares, depending upon actual performance achieved. The weighted average fair value of the options upon the grant date was $0.73.

During fiscal 2017, as part of the Company's Long-Term Incentive Plan, the Company made awards of non-qualified stock options to a limited number of executive-level employees which entitles these employees to receive the option to purchase a specified number of shares of the Company's common stock at the specified option price. The actual number of options issued on the vesting dates could range from zero to 735,300 shares. The weighted average fair value of the options upon the grant date was $0.74.

Employee Inducement Awards

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

NOTE 6 — Income Taxes

The Tax Cuts and Jobs Act ("the Act") was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018.  The income tax effects of the Act required the remeasurement of our deferred tax assets and liabilities in accordance ASC Topic 740.  The Securities and Exchange Commission ('SEC') staff issued Staff Accounting Bulletin No. 118 ('SAB 118') that allows companies to record provisional estimates of the impacts of the Act during a measurement period which is similar to the measurement period of up to one year from the enactment which is similar to the measurement period used when accounting for business combinations.  The Company has estimated the effects of the Act, which have been reflected in our 2017 financial statements.

The phase-in of the lower corporate tax rate has resulted in a blended rate of 33.8% for fiscal 2017, as compared to the previous 35%. At February 3, 2018 we have not fully completed our accounting for the tax effects of enactment of the Act; however, we have made a reasonable estimate of the effects on our existing deferred tax balances and valuation allowances. We remeasured U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The provisional net income tax expense recognized was zero, and is comprised of a tax expense of $20.7 million related to the effects of existing deferred tax asset balances and an offsetting tax benefit of $20.7 million which represents tax effects to existing valuation allowances.

The Act has eliminated the corporate Alternative Minimum Tax (AMT) and deemed accumulated AMT credits to be fully refundable by the year 2022. As of January 28, 2017 accumulated AMT tax credits totaled $0.4 million of which we now expect to be refunded.

The provision for income taxes consisted of the following for the fiscal periods identified below (in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
	(53 weeks)	(52 weeks)	(52 weeks)
Current:
Federal tax benefit	$(439)	$—	$—
State tax (benefit) expense	(59)	(269)	172
Current tax (benefit) expense	(498)	(269)	172
Deferred tax (benefit) expense	(275)	72	37,543
Income tax (benefit) provision	$(773)	$(197)	$37,715

The following presents a reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate for the fiscal periods ended:

	February 3, 2018	January 28, 2017	January 30, 2016
Federal income tax at statutory rate	33.8%	35.0%	35.0%
State income tax, net of federal benefit	1.4	1.9	3.1
Change in valuation allowance	56.7	(36.1)	(373.0)
Reserve for unrecognized tax benefits	0.4	1.3	(0.4)
Officer's compensation	1.3	—	—
Impact of tax rate change on deferred taxes	(89.7)	—	—
Tax credits	—	(0.5)	4.8
Other	(0.5)	(0.5)	(1.0)
Effective income tax rate	3.4%	1.1%	(331.5)%

Deferred income taxes are provided for temporary differences between the basis of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred income tax assets and liabilities are as follows (in thousands):

	February 3, 2018	January 28, 2017
Deferred tax assets:
Accrued Friendship Rewards loyalty liability	$773	$1,283
Accrued gift card liability	495	599
Merchandise inventories	845	1,083
Deferred rent and deferred lease incentives	4,147	7,049
Stock-based compensation expense	769	2,357
Net operating loss carryforwards	30,550	36,565
Contribution carryforwards	226	249
Tax credit carryforwards	766	1,186
Other accrued liabilities	1,152	2,837
Total deferred tax assets	39,723	53,208
Less: Valuation allowance	(37,555)	(48,549)
Deferred tax assets, net of valuation allowance	2,168	4,659
Deferred tax liabilities:
Depreciation and amortization	(1,235)	(3,879)
Other	(336)	(459)
Total deferred tax liabilities	(1,571)	(4,338)
Net deferred tax assets	$597	$321

Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income. ASC 740 Income Taxes requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period. Forming a conclusion that a valuation allowance is not needed is difficult when negative evidence such as cumulative losses exists. Based on available objective evidence and cumulative losses, management believes it is more likely than not that the deferred tax assets are not recognizable and will not be recognized until the Company has sufficient taxable income. Accordingly, the net deferred tax assets with the exception of certain deferred state benefits, have been offset by a valuation allowance. The valuation allowance decreased by $11.0 million and increased by $6.5 million during the years ended February 3, 2018 and January 28, 2017, respectively. The decrease in the valuation allowance in the current year is a result of the decrease in Federal tax rate under the Act. The valuation allowance does not have any impact on cash and does not prevent the Company from using the deferred tax assets in future periods when profits are realized.

As of February 3, 2018, the Company has federal and state net operating loss carryforwards which will reduce future taxable income. Approximately $26.1 million in net federal tax benefits are available from these federal loss carryforwards of approximately $124.2 million, and an additional $0.8 million is available in net federal tax credit carryforwards. We adopted ASU 2016-09 in fiscal 2017. As a result of this adoption, Federal net operating losses on the balance sheet now reflect carry forwards on the tax return, as there is no longer a prohibition against net operating losses related to excess benefits of stock compensation. This adjustment resulted in a $1.7 million increase to the Federal net operating loss in fiscal 2017. The state loss carry forwards will result in net state tax benefits of approximately $4.5 million. The federal net operating loss carryovers will expire in October 2032 and beyond. The Company has analyzed equity ownership changes and determined its net operating losses will not be limited under IRC Section 382. The state net operating loss carryforwards will expire in November 2018 and beyond. Additionally, the Company has charitable contribution carryforwards that will expire in 2018 and beyond.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at January 31, 2015	$876
Additions based on tax positions related to the current year	329
Additions for tax positions of previous years	16
Reductions for tax positions of previous years	(70)
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(42)
Balance at January 30, 2016	1,109
Additions based on tax positions related to the current year	108
Additions for tax positions of previous years	143
Reductions for tax positions of previous years	—
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(327)
Balance at January 28, 2017	1,033
Additions based on tax positions related to the current year	55
Additions for tax positions of previous years	—
Reductions for tax positions of previous years	(300)
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(161)
Balance at February 3, 2018	$627

The Company's liability for unrecognized tax benefits is recorded within other non-current liabilities. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of February 3, 2018 and January 28, 2017 were $0.3 million and $0.4 million, respectively.

Interest and penalties related to unrecognized tax benefits of approximately $27 thousand, $39 thousand and $64 thousand were recognized as components of income tax expense in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. At February 3, 2018 and January 28, 2017, approximately $0.1 million and $0.1 million, respectively, were accrued for the potential payment of interest and penalties.

The Company and its subsidiaries are subject to U.S. federal income taxes and the income tax obligations of various state and local jurisdictions. In April 2015, the Company settled the IRS examination of the fiscal 2011 tax year. In March 2017, the Company settled the IRS examination of the Fiscal 2013 tax year. Both settlements were related to certain issues which the Company had previously reflected net of tax within deferred tax assets. The settlements did not result in any cash payments nor any impact to tax expense. Periods after fiscal 2013 remain subject to examination by the Internal Revenue Service. With few exceptions, the Company is not subject to state income tax examination by tax authorities for taxable years prior to fiscal 2012. As of February 3, 2018, the Company had no other ongoing audits and does not expect the liability for unrecognized tax benefits to significantly increase or decrease in the next twelve months.

NOTE 7 — Earnings Per Share ("EPS")

The calculation of EPS shown below excludes the income attributable to participating securities from the numerator.

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Numerator (in thousands):
Net loss attributable to Christopher & Banks Corporation	$(22,024)	$(17,783)	$(49,094)
Income allocated to participating securities	—	—	—
Net loss available to common stockholders	$(22,024)	$(17,783)	$(49,094)
Denominator (in thousands):
Weighted average common shares outstanding - basic	37,212	37,016	36,886
Dilutive shares	—	—	—
Weighted average common and common equivalent shares outstanding - diluted	37,212	37,016	36,886
Net loss per common share:
Basic	$(0.59)	$(0.48)	$(1.33)
Diluted	$(0.59)	$(0.48)	$(1.33)

Total stock options of approximately 2.9 million, 3.2 million and 2.3 million were excluded from the shares used in the computation of diluted earnings per share for fiscal 2017, fiscal 2016 and fiscal 2015, respectively, as they were anti-dilutive.

NOTE 8 — Fair Value Measurements

Assets that are Measured at Fair Value on a Non-recurring Basis:

The following table summarizes certain information for non-financial assets for the fiscal years ended February 3, 2018 and January 28, 2017, that are measured at fair value on a non-recurring basis in periods subsequent to an initial recognition period. The Company places amounts into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

Long-Lived Assets Held and Used (in thousands):	Fiscal 2017	Fiscal 2016
Carrying value	$318	$877
Fair value measured using Level 3 inputs	$—	$91
Impairment charge	$318	$786

All of the fair value measurements included in the table above were based on significant unobservable inputs (Level 3). The Company determines fair value for measuring assets on a non-recurring basis using a discounted cash flow approach as discussed in Note 1 - Nature of Business and Significant Accounting Policies. In determining future cash flows, the Company uses its best estimate of future operating results, which requires the use of significant estimates and assumptions, including estimated sales, merchandise margin and expense levels, and the selection of an appropriate discount rate; therefore, differences in the estimates or assumptions could produce significantly different results. General economic uncertainty impacting the retail industry and continuation of recent trends in company performance makes it reasonably possible that additional long-lived asset impairments could be identified and recorded in future periods.

Fixed asset fair values were derived using a discounted cash flow ("DCF") model to estimate the present value of net cash flows that the asset or asset group is expected to generate. The key inputs to the DCF model generally included our forecasts of net cash generated from revenue, expenses and other significant cash outflows, such as capital expenditures, as well as an appropriate discount rate. In the case of assets for which the impairment was the result of restructuring activities, no future cash flows have been assumed as the assets will cease to be used and expected sale values are nominal.

NOTE 9 — Employee Benefit Plans and Employment Agreements

401(k) Plan

The Company has established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for the benefit of all employees who meet certain eligibility requirements, which are primarily age, length of service and hours of service. The plan allows eligible employees to invest from 1% to 60% of their compensation, subject to dollar limits as established by the federal government. The plan allows for discretionary Company matching contributions. The Company made matching contributions totaling approximately $0.5 million, $0.6 million and $0.5 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. The Company does not offer any other post-retirement, post-employment or pension benefits to directors or employees.

Severance Agreements

On January 17, 2017, the Company announced the departure of LuAnn Via, the Company’s President and Chief Executive Officer, and a director, from all of her officer and director positions, effective as of the opening of business on January 17, 2017. We incurred a pre-tax severance charge of approximately $0.9 million in connection with Ms. Via’s departure.

NOTE 10 — Lease Commitments

The Company leases its store locations and vehicles under operating leases. The store lease terms, including rental period, renewal options, escalation clauses and rent as a percentage of sales, vary among the leases. Most store leases require the Company to pay real estate taxes and common area maintenance charges.

Total rental expense for all leases was as follows for the fiscal periods ended (in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Minimum rent	$39,903	$39,384	$37,723
Contingent rent	790	1,120	2,200
Maintenance, taxes and other	16,483	18,688	19,159
Amortization of deferred lease incentives	(1,792)	(1,908)	(2,105)
Total rent expense	$55,384	$57,284	$56,977

Future minimum rental payments as of February 3, 2018, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows for operating leases are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
Retail store facility operating leases	$35,628	$29,638	$22,483	$18,987	$16,337	$39,720	$162,793
Vehicle operating leases	208	98	24	—	—	—	330
Total obligations	$35,836	$29,736	$22,507	$18,987	$16,337	$39,720	$163,123

NOTE 11 — Legal Proceedings

We are subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business. We accrue for loss contingencies associated with outstanding litigation or legal claims for which management has determined it is probable that a loss contingency exists and the amount of the loss can be reasonably estimated. If we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue a potential loss contingency. The ultimate resolution of matters can be inherently uncertain and for some matters, we may be unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of these uncertainties. We do not, however, currently believe that the resolution of any pending matter will have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 12 — Quarterly Financial Data (Unaudited)

	Fiscal 2017 Quarters (1)
(in thousands, except per share data)	First	Second	Third	Fourth
Net sales	$88,556	$86,618	$98,468	$92,265
Gross profit	30,538	24,628	33,239	25,102
Net loss	(3,688)	(7,889)	(1,622)	(8,825)

Net loss per share data:
Basic	$(0.10)	$(0.21)	$(0.05)	$(0.23)
Diluted	$(0.10)	$(0.21)	$(0.05)	$(0.23)

	Fiscal 2016 Quarters (1)
(in thousands, except per share data)	First	Second	Third	Fourth
Net sales	$100,033	$89,923	$106,668	$84,980
Gross profit	37,712	30,149	39,221	21,041
Net (loss) income	(167)	(3,884)	3,493	(17,224)

Net (loss) income per share data:
Basic	$—	$(0.11)	$0.09	$(0.46)
Diluted	$—	$(0.11)	$0.09	$(0.46)
__________________________________________

(1)	The summation of quarterly per share data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As disclosed in the Company's Current Report on Form 8-K, filed on March 23, 2017, the Company dismissed KPMG LLP as its independent registered public accounting firm (after approval from the Company's board of directors, as recommended by the Company's audit committee), effective March 17, 2017.

KPMG LLP's reports on the Company's consolidated financial statements as of and for the years ended January 28, 2017 and January 30, 2016 did not contain an adverse opinion or disclaimer of opinion and were not qualified.

During the Company's two fiscal years ended January 28, 2017 and January 30, 2016, (i) there were no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K, between the Company and KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, any of which that, if not resolved to KPMG LLP's satisfaction, would have caused KPMG LLP to make reference to the subject matter of any such disagreement in connection with its reports for such years, and (ii) there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

As disclosed in the Company's Current Report on Form 8-K, filed on March 23, 2017, the Company engaged Deloitte & Touche LLP as the Company's new independent registered public accounting firm for the fiscal year ending February 3, 2018 (after approval of the Company's board of directors, as recommended by the Company's audit committee). This engagement was effective on March 17, 2017.

During the Company's two fiscal years ended January 28, 2017 and January 30, 2016, neither the Company nor anyone on its behalf has consulted with Deloitte & Touche LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that Deloitte & Touche LLP concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, (ii) any matter that was subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its CEO and CFO, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 3, 2018. Based on that evaluation, the Company’s CEO and its CFO concluded that the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of February 3, 2018.

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s testing and evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that our internal control over financial reporting was designed and operated effectively as of February 3, 2018.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of February 3, 2018, and has issued their report which is included in Item 8 of this Annual Report.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled “Executive Compensation,” “Meetings and Committees of the Board of Directors — Compensation Program for Non-Employee Directors” and “Meetings and Committees of the Board of Directors —Non-Employee Director Compensation for Fiscal 2017” in the Proxy Statement.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

(1)	Financial Statements:

All schedules omitted are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Christopher & Banks Corporation (Registration No. 333-174509)	S-8	4.1	May 26, 2011
3.2	Seventh Amended and Restated By-Laws of Christopher & Banks Corporation, effective December 20, 2013	8-K	3.1	December 24, 2013
3.3	First Amendment to Seventh Amended and Restated By-Laws of Christopher & Banks Corporation, effective February 24, 2016	8-K	3.1	February 29, 2016
4.1	Form of certificate for shares of common stock of Christopher & Banks Corporation	10-Q	4.1	October 7, 2010
10.1	Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan**	8-K	10.2	August 5, 2008
10.2	Second Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan, effective July 27, 2010**	8-K	10.2	August 2, 2010
10.3	Form of Qualified Stock Option Agreement under our 2005 Stock Incentive Plan**	10-K	10.15	May 12, 2011
10.4	Form of Qualified Stock Option Agreement under our 2005 Stock Incentive Plan**	10-K	10.16	May 12, 2011
10.5	Form of Nonqualified Stock Option Agreement under our 2005 Stock Incentive Plan**	10-K	10.17	May 12, 2011
10.6	Form of Nonqualified Stock Option Agreement under our 2005 Stock Incentive Plan**	10-K	10.18	May 12, 2011
10.7	Form of Nonqualified Stock Option Agreement under our Second Amendment and Restated 2005 Stock Incentive Plan**	8-K	10.1	April 15, 2011
10.8	Amended and Restated Credit and Security Agreement by and between Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit Operating Division dated November 4, 2005	10-K	10.48	May 12, 2011
10.9	Form of Stock Option Agreement (Nonqualified Stock Option) under the Second Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan**	8-K	10.1	March 30, 2012
10.10	Second Amended and Restated Credit Agreement, dated as of July 12, 2012, among Christopher & Banks Corporation, as the Lead Borrower For The Borrowers Named Herein, The Guarantors from time to time party hereto, and Wells Fargo Bank, National Association, as Lender	8-K	10.1	July 16, 2012
10.11	Security Agreement by Christopher & Banks Corporation, as Lead Borrower, and The Other Borrowers and Guarantors Party Hereto From Time to Time, and Wells Fargo Bank, National Association, as Lender, dated as of July 12, 2012	8-K	10.2	July 16, 2012
10.12	Employment Agreement between Christopher & Banks Corporation and LuAnn Via, dated as of October 29, 2012**	8-K	10.1	November 1, 2012
10.13	Annual Incentive Non-Qualified Stock Option Agreement effective as of November 26, 2012 between LuAnn Via and Christopher & Banks Corporation**	8-K/A	10.1	November 29, 2012
10.14	Long-Term Incentive Non-Qualified Stock Option Agreement effective as of November 26, 2012 between LuAnn Via and Christopher & Banks Corporation**	8-K/A	10.2	November 29, 2012
10.15	Form of Christopher & Banks Corporation Indemnification Agreement**	8-K	10.1	February 1, 2013
10.16	Amendment No. 1, dated May 2, 2013, to the Employment Agreement between Christopher & Banks Corporation and LuAnn Via entered into as of October 29, 2012**	8-K	10.1	May 3, 2013

10.17	Form of Performance Award Agreement under the Christopher & Banks Corporation Second Amended and Restated 2005 Stock Incentive Plan**	8-K	10.1	March 14, 2014
10.18	Christopher and Banks Corporation 2014 Stock Incentive Plan**	8-K	10.1	June 27, 2014
10.19	Christopher and Banks Corporation 2014 Annual Incentive Plan**	8-K	10.2	June 27, 2014
10.20	Amended and Restated Employment Agreement between Christopher and Banks Corporation and LuAnn Via effective as of June 26, 2014**	8-K	10.1	June 27, 2014
10.21	First Amendment, dated September 8, 2014, to the Second Amended and Restated Credit Agreement, dated July 12, 2012, by and among Christopher & Banks Corporation, Christopher & Banks, Inc. and Christopher & Banks Company and Wells Fargo Bank, National Association	8-K	10.1	September 8, 2014
10.22	Christopher & Banks Corporation Non-Employee Director Deferred Stock Plan, Amended and Restated effective December 8, 2014**	8-K	10.1	December 10, 2014
10.23	Form of Performance Award Agreement under the Christopher & Banks Corporation 2014 Stock Incentive Plan**	8-K	10.1	March 26, 2015
10.24	Form of Time-Based Restricted Stock Agreement under the Christopher & Banks Corporation 2014 Stock Incentive Plan**	8-K	10.2	March 26, 2015
10.25	Form of Severance Agreement between Christopher & Banks Corporation and certain of its Executive Officers**	8-K	10.1	April 10, 2015
10.26	Severance Agreement between Christopher & Banks Corporation and Marc Ungerman**	8-K	10.1	November 13, 2015
10.27	Amendment No. 1 to the Amended and Restated Employment Agreement between Christopher & Banks Corporation and LuAnn Via as of February 24, 2016**	8-K	10.1	February 25, 2016
10.28	Support Agreement dated March 10, 2016, by and among Christopher & Banks Corporation; Macellum Retail Opportunity Fund, LP; Macellum Capital Management, LLC; Macellum Advisors GP, LLC; Macellum Management, LP; MCM Managers, LLC; MCM Management, LLC; and Jonathan Duskin	8-K	10.1	March 10, 2016
10.29	Form of Severance Agreement between Christopher & Banks Corporation and certain of its Executive Officers**	8-K	10.1	March 18, 2016
10.30	Christopher & Banks Corporation 2013 Directors’ Equity Incentive Plan, as amended June 30, 2016**	8-K	10.1	July 5, 2016
10.31	Form of Restricted Stock Award Agreement under the Christopher & Banks 2013 Directors’ Equity Incentive Plan**	8-K	10.2	July 5, 2016
10.32	Form of Non-Qualified Stock Option Agreement under the Christopher & Banks Corporation 2014 Stock Incentive Plan**	8-K	10.1	August 26, 2016
10.33	Form of Time-Based Restricted Stock Agreement under the Christopher & Banks Corporation 2014 Stock Incentive Plan**	8-K	10.2	August 26, 2016
10.34	Separation Agreement, entered into as of January 17, 2017, by and between Christopher & Banks Corporation and LuAnn Via**	8-K	10.1	January 17, 2017
10.35	Release, entered into on January 17, 2017, by LuAnn Via	8-K	10.2	January 17, 2017
10.36	Employment Agreement made effective as of January 17, 2017, by and between Christopher & Banks Corporation and Joel N. Waller**	8-K/A	10.1	February 24, 2017
10.37	Non-Qualified Stock Option Agreement made effective as of January 17, 2017, between Christopher & Banks Corporation and Joel N. Waller**	8-K/A	10.2	February 24, 2017
10.38	Performance-Based Restricted Stock Agreement made effective as of January 17, 2017, between Christopher & Banks Corporation and Joel N. Waller**	8-K/A	10.3	February 24, 2017

10.39	Form of Performance Based Non-Qualified Stock Option Agreement under the Christopher & Banks Corporation 2014 Stock Incentive Plan**	8-K	10.1	March 16, 2017
10.40	Form of Christopher & Banks Corporation Indemnification Agreement**	8-K	10.1	June 20, 2017
10.41	Retention Agreement, effective as of July 25, 2017, by and between Christopher & Banks Corporation and Marc A. Ungerman**	8-K/A	10.1	July 26, 2017
10.42	Form of Non-Qualified Stock Option Agreement under the Christopher & Banks Corporation 2014 Stock Incentive Plan**	8-K	10.1	September 21, 2017
10.43	Form of Time-Based Restricted Stock Agreement under the Christopher & Banks Corporation 2014 Stock Incentive Plan**	8-K	10.2	September 21, 2017
10.44	Form of Christopher & Banks Corporation Severance Agreement for Officers**	8-K	10.1	December 8, 2017
10.45	Amended Employment Agreement between Christopher & Banks Corporation and Joel N. Waller effective as of January 15, 2018**	8-K	10.1	January 16, 2018
10.46	Non-Qualified Stock Option Agreement made effective as of January 15, 2018, between Christopher & Banks Corporation and Joel N. Waller**	8-K	10.2	January 16, 2018
10.47	Performance Bonus Award Agreement made effective as of January 15, 2018, between Christopher & Banks Corporation and Joel N. Waller**	8-K	10.3	January 16, 2018
10.48	Amendment No. 1 to the Amended Employment Agreement between Christopher & Banks Corporation and Joel N. Waller effective as of February 1, 2018**	8-K	10.1	February 2, 2018
10.49	Employment Agreement between Christopher & Banks Corporation and Keri L. Jones, entered into as of February 1, 2018**	8-K	10.1	February 6, 2018
14.1	Code of Conduct of Christopher & Banks Corporation	8-K	14.1	November 18, 2016
21.1	Subsidiaries of Christopher & Banks Corporation	10-K	21.1	May 15, 2008
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of KPMG LLP
24.1*	Powers of Attorney
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Financial statements from the Annual Report on Form 10-K of Christopher & Banks Corporation for the fiscal year ended February 3, 2018, formatted in Extensible Business Reporting Language ("XBRL"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

________________________________________________
*      Filed herewith
**    Management agreement or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2018.

CHRISTOPHER & BANKS CORPORATION

By:	/s/ Joel N. Waller
Joel N. Waller
Interim President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Joel N. Waller	Interim President, Chief Executive Officer and Director	March 9, 2018
	Joel N. Waller	(Principal Executive Officer)

	/s/ Marc A. Ungerman	Interim Chief Financial Officer	March 9, 2018
	Marc A. Ungerman	(Principal Financial Officer and
Principal Accounting Officer)

	*	Non-Executive Chair and Director
Kent Kleeberger

	*	Director
Jonathan Duskin

	*	Director
Seth Johnson

	*	Director
William F. Sharpe, III

	*	Director
Laura Weil

*By:	/s/ Marc A. Ungerman
Marc A. Ungerman
Attorney-in-Fact pursuant to Powers of Attorney filed herewith