Form 10-Q
period 2018-05-05
CHRISTOPHER & BANKS CORP
filed 2018-06-01
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2018
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  YES ☒  NO
As of May 25, 2018 there were 38,075,509 shares of the registrant's common stock outstanding.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	May 5, 2018	February 3, 2018

ASSETS
Current assets:
Cash and cash equivalents	$18,073	$23,077
Accounts receivable	4,661	2,626
Merchandise inventories	46,380	41,361
Prepaid expenses and other current assets	4,806	2,715
Income taxes receivable	218	172
Total current assets	74,138	69,951
Property, equipment and improvements, net	40,302	47,773
Other non-current assets:
Deferred income taxes	597	597
Other assets	1,068	1,043
Total other non-current assets	1,665	1,640
Total assets	$116,105	$119,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,622	$20,825
Accrued salaries, wages and related expenses	3,538	5,309
Accrued liabilities and other current liabilities	23,226	26,201
Total current liabilities	45,386	52,335
Non-current liabilities:
Deferred lease incentives	7,366	7,762
Deferred rent obligations	6,458	6,621
Other non-current liabilities	9,477	2,237
Total non-current liabilities	23,301	16,620

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 47,868 and 47,625 shares issued, and 38,078 and 37,834 shares outstanding at May 5, 2018 and February 3, 2018, respectively	478	475
Additional paid-in capital	127,993	127,652
Retained earnings	31,658	34,993
Common stock held in treasury, 9,791 shares at cost at May 5, 2018 and February 3, 2018	(112,711)	(112,711)
Total stockholders’ equity	47,418	50,409
Total liabilities and stockholders’ equity	$116,105	$119,364

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended
	May 5,	April 29,
	2018	2017

Net sales	$85,901	$88,556
Merchandise, buying and occupancy costs	58,557	58,018
Gross profit	27,344	30,538
Other operating expenses:
Selling, general and administrative	29,746	30,974
Depreciation and amortization	2,816	3,099
Impairment of store assets	—	70
Total other operating expenses	32,562	34,143
Operating loss	(5,218)	(3,605)
Interest expense, net	(58)	(31)
Loss before income taxes	(5,276)	(3,636)
Income tax provision	43	52
Net loss	$(5,319)	$(3,688)

Other comprehensive income, net of tax	—	—
Comprehensive loss	$(5,319)	$(3,688)

Basic loss per share:
Net loss	$(0.14)	$(0.10)
Basic shares outstanding	37,297	37,090

Diluted loss per share:
Net loss	$(0.14)	$(0.10)
Diluted shares outstanding	37,297	37,090

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Cash flows from operating activities:
Net loss	$(5,319)	$(3,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,816	3,099
Impairment of store assets	—	70
Deferred income taxes, net	—	(9)
Amortization of financing costs	16	16
Deferred lease-related liabilities	(89)	(291)
Stock-based compensation expense	351	289
Changes in operating assets and liabilities:
Accounts receivable	(2,035)	(1,404)
Merchandise inventories	(5,019)	(5,234)
Prepaid expenses and other assets	(2,131)	(1,090)
Income taxes receivable	(46)	(35)
Accounts payable	(2,223)	3,378
Accrued liabilities	(3,707)	(1,613)
Other liabilities	7	1,912
Net cash used in operating activities	(17,379)	(4,600)
Cash flows from investing activities:
Purchases of property, equipment and improvements	(947)	(2,130)
Proceeds from sale of assets	13,329	—
Net cash provided by (used in) investing activities	12,382	(2,130)
Cash flows from financing activities:
Shares redeemed for payroll taxes	(7)	(6)
Proceeds from short-term borrowings	9,100	—
Payments of short-term borrowings	(9,100)	—
Net cash used in financing activities	(7)	(6)
Net decrease in cash and cash equivalents	(5,004)	(6,736)
Cash and cash equivalents at beginning of period	23,077	35,006
Cash and cash equivalents at end of period	$18,073	$28,270
Supplemental cash flow information:
Interest paid	$58	$31
Income taxes paid (refunded)	$107	$(36)
Accrued purchases of equipment and improvements	$319	$243

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 — Basis of Presentation

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Christopher & Banks Corporation and its subsidiaries (collectively referred to as “Christopher & Banks”, “the Company”, “we” or “us”) pursuant to the current rules and regulations of the United States ("U.S.") Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been omitted, pursuant to such rules and regulations. These unaudited condensed consolidated financial statements, except the condensed consolidated balance sheet as of February 3, 2018 derived from the Company's audited financial statements, should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

The results of operations for the interim period shown in this report are not necessarily indicative of results to be expected for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal adjustments, except as otherwise stated in these notes, considered necessary to present fairly our financial position, results of operations, and cash flows as of May 5, 2018, and April 29, 2017 and for all periods presented.

Recently issued accounting pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases, which requires that any lease arrangements longer than twelve months result in an entity recognizing an asset and liability on its balance sheet. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The provisions of this new guidance are to be applied using a modified retrospective approach, with elective reliefs. The Company is currently evaluating the guidance and its impact on our consolidated financial statements and the related internal controls over financial reporting. The Company expects the adoption of this standard will have a material impact on its consolidated balance sheet for recognition of lease-related assets and liabilities. We will adopt the ASU beginning in the first quarter of fiscal 2019.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period among the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public companies for fiscal years and interim periods within those years beginning after December 15, 2017. There was no adjustment to prior year financial statements as the Company had no restricted cash in prior years. In the current year, the Company included $1.7 million of restricted cash in cash and cash equivalents within the statement of cash flows related to cash held in escrow in conjunction with the sale-leaseback transaction that occurred during the fiscal period ended May 5, 2018.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The Company adopted ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) on February 4, 2018 using the modified retrospective method for all contracts. The additional disclosures required by the ASU have been included in Note 6 Revenue. Results for reporting periods beginning February 4, 2018 reflect the application of ASC 606, while the results for prior reporting periods were prepared under the guidance of ASC 605, Revenue Recognition (“previous guidance”). We recorded a net increase to opening equity of $2.0 million as of February 4, 2018 due to the cumulative impact of adopting the new standard, with the impact primarily related to the recognition of gift card breakage. Further, as a result of applying the modified retrospective method, the following adjustments were made to accounts on the condensed consolidated balance sheet as of February 4, 2018 (in thousands):

	February 3, 2018	ASC 606 Adjustments	February 4, 2018
Balance Sheet
Assets
Merchandise inventories	$41,361	$(482)	$40,879
Prepaid expenses and other current assets	2,715	482	3,197

Liabilities
Accrued liabilities and other current liabilities	26,201	(1,983)	24,218

Equity
Retained earnings	34,993	1,983	36,976

Impact on Financial Statements
The following tables summarize the impacts of adopting ASC 606 on the Company’s condensed consolidated financial statements as of and for the quarter ended May 5, 2018 (in thousands):
Condensed Consolidated Balance Sheets

	As reported	Balance without adoption of ASC 606	Effect of change Higher/(lower)
Balance Sheet
Assets
Merchandise inventories	$46,380	$47,209	$(829)
Prepaid expenses and other current assets	4,806	3,977	829

Liabilities
Accrued liabilities and other current liabilities	23,226	23,306	(80)

Equity
Retained earnings	31,658	31,578	80

Condensed Consolidated Statement of Operations and Comprehensive Loss

	As reported	Balance without adoption of ASC 606	Effect of change Higher/(lower)
Statement of Operations and Comprehensive Loss
Net sales	$85,901	$85,821	$80
Net loss	(5,319)	(5,399)	80

Net loss per share:
Basic	$(0.14)	$(0.14)	$0.00
Diluted	$(0.14)	$(0.14)	$0.00

We reviewed all other significant newly-issued accounting pronouncements and concluded they are either not applicable to our operations, or that no material effect is expected on our consolidated financial statements as a result of future adoption.

NOTE 2 — Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following (in thousands):

Description	May 5, 2018	February 3, 2018
Land	$—	$1,597
Corporate office, distribution center and related building improvements	—	12,753
Store leasehold improvements	48,777	50,094
Store furniture and fixtures	68,452	70,447
Corporate office and distribution center furniture, fixtures and equipment	4,917	5,053
Computer and point of sale hardware and software	33,088	33,126
Construction in progress	1,886	1,275
Total property, equipment and improvements, gross	157,120	174,345
Less accumulated depreciation and amortization	(116,818)	(126,572)
Total property, equipment and improvements, net	$40,302	$47,773

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In conjunction with an impairment analysis, the Company determined that improvements and equipment at certain under-performing stores and at stores identified for closure were impaired. As a result, the Company recorded no long-lived asset impairment during the thirteen week period ended May 5, 2018 and approximately $0.1 million during the thirteen week period ended April 29, 2017.

Sale-Leaseback

On April 27, 2018, the Company completed the sale of and entered into an agreement to leaseback its corporate headquarters facility, including the distribution center, in Plymouth, MN. The agreement provided for the sale of the facility for a purchase price of $13.7 million and the subsequent leaseback of the facility for a 15-year period. The lease is classified as an operating lease. As a result, the Company recorded a deferred gain of $7.7 million. As of May 5, 2018, $7.2 million of the deferred gain is reflected in the Condensed Consolidated Balance Sheet under other non-current liabilities, with the remaining $0.5 million included as a component of accrued liabilities and other current liabilities. As part of the transaction, the Company has put $1.7 million in escrow for certain repairs on the building. This amount is considered to be restricted cash and is included within cash and cash equivalents on the Condensed Consolidated Balance Sheet.

NOTE 3 — Accrued Liabilities

Accrued liabilities and other current liabilities consisted of the following (in thousands):

	May 5, 2018	February 3, 2018
Gift card and store credit liabilities	$3,600	$6,931
Accrued Friendship Rewards Program loyalty liability	4,130	3,539
Accrued income, sales and other taxes payable	1,672	1,587
Accrued occupancy-related expenses	3,886	3,432
Sales return reserve	1,960	1,079
eCommerce obligations	5,056	3,824
Other accrued liabilities	2,922	5,809
Total accrued liabilities and other current liabilities	$23,226	$26,201

NOTE 4 — Credit Facility

The Company is party to an amended and restated credit agreement (the "Credit Facility") with Wells Fargo Bank, N.A. (“Wells Fargo”), as lender. The Credit Facility was most recently amended and extended on September 8, 2014. The current expiration date is September 8, 2019.

The Credit Facility provides the Company with revolving credit loans of up to $50.0 million in the aggregate, subject to a borrowing base formula based primarily on eligible credit card receivables and inventory as such terms are defined in the Credit Facility, and up to $10.0 million of which may be drawn in the form of standby and documentary letters of credit.

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

The Credit Facility contains customary events of default and various affirmative and negative covenants. The sole financial covenant contained in the Credit Facility requires the Company to maintain Availability at least equal to the greater of (a) ten percent (10%) of the borrowing base or (b) $3.0 million. In addition, the Credit Facility permits the payment of dividends to the Company's stockholders if certain financial conditions are met. The Company was in compliance with all financial covenants and other financial provisions as of May 5, 2018.

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

There were no outstanding borrowings on the Credit Facility as of May 5, 2018 and April 29, 2017. The total Borrowing Base at May 5, 2018 was approximately $35.2 million. As of May 5, 2018, the Company had open on-demand letters of credit of approximately $4.7 million. Accordingly, after reducing the Borrowing Base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the Borrowing Base, the net availability of revolving credit loans under the Credit Facility was approximately $26.9 million at May 5, 2018.

NOTE 5 — Income Taxes

For the thirteen weeks ended May 5, 2018, the Company recorded income tax expense of $43 thousand, or an effective rate of (0.8)%, compared to income tax expense of $52 thousand, or an effective rate of (1.4)%, for the first quarter of fiscal 2017. The income tax provision for the fiscal 2018 and 2017 periods is primarily driven by state taxes.

As of May 5, 2018, the possibility of future cumulative losses still exists. Accordingly, the Company has continued to maintain a valuation allowance against its net deferred tax assets. A small deferred tax asset remains related to certain state tax benefits. The Company has federal and state net operating loss ("NOL") carryforwards which will reduce future taxable income. Approximately $26.1 million in net federal tax benefits are available from these federal loss carryforwards. An additional
$0.8 million is available in net tax credit carryforwards. The state loss carryforwards will result in net state tax benefits of approximately $4.5 million.

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

The Company's liability for unrecognized tax benefits associated with uncertain tax positions is recorded within other non-current liabilities. There has been no material change in the reserve for unrecognized tax benefits since the end of the previous fiscal year. The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. We do not expect any significant changes to the amount of unrecognized tax benefits in the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With few exceptions, the Company or its subsidiaries are no longer subject to examination prior to tax years before fiscal 2013. The Company does not have any ongoing income tax audits.

The Tax Cuts and Jobs Act ("the Act") was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018. The income tax effects of the Act required the remeasurement of our deferred tax assets and liabilities in accordance ASC Topic 740. The Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 118 ('SAB 118') that allows companies to record provisional estimates of the impacts of the Act during a measurement period of up to one year from the enactment, which is similar to the measurement period used when accounting for business combinations. The Company has estimated the effects of the Act, and those estimates have been reflected in our 2017 financial statements.

NOTE 6 — Revenue

Merchandise sales
We sell merchandise through our brick and mortar and e-commerce sales channels. Revenues are recognized when control of the promised merchandise is transferred to our customers. Within our brick and mortar sales channel, control is transferred at the point of sale. Within our e-commerce sales channel, control is transferred upon delivery of the merchandise to our customers. Shipping revenues associated with the e-commerce channel are recognized upon the completion of the delivery. The revenue recorded reflects the consideration that we expect to receive in exchange for our merchandise. The Company has elected, as an accounting policy, to exclude from the transaction price all taxes assessed by governmental authorities imposed on merchandise sales.
Right of return
As part of our merchandise sales, we offer customers a right of return on merchandise that lapses based on the original purchase date. The Company estimates the amount of sales that may be returned by our customers and record this estimate as a reduction of revenue in the period in which the related revenues are recognized. We utilize historical and industry data to estimate the total return liability. Conversely, the reduction in revenue results in a corresponding reduction in merchandise, buying and occupancy costs which results in a contract asset for the anticipated merchandise returned. The total reduction in revenue from estimated returns was $2.0 million for the thirteen weeks ended May 5, 2018, which is included within accrued liabilities and other current liabilities in the condensed consolidated balance sheet.
Friendship rewards program
The Company established the Friendship Rewards program as a loyalty program where customers earn points towards future discount certificates based on their purchase activity. We have identified the additional benefits received from this program as a separate performance obligation within a sales contract in the form of the discount certificates earned by customers. Accordingly, we assess any incremental discounts issued to our customers through the program and allocate a portion of the transaction price associated with merchandise sales from loyalty program members to the future discounts earned. The transaction price allocated to future discounts is recorded as deferred revenue until the discounts are used or forfeited.
In addition, the Company estimates breakage on the points earned within the program that will not be used by customers for future discounts. The Company estimates breakage based on the historical redemption rate and considers industry trends. Breakage is recorded as a reduction to the deferred revenue associated with the program.
For the thirteen weeks ended May 5, 2018 the Company recorded $4.1 million in deferred revenue associated with the program, which is included in accrued liabilities and other current liabilities in the condensed consolidated balance sheet.
Gift card revenue
The Company sells gift cards to customers which can be redeemed for merchandise within our brick and mortar and e-commerce sales channels. Gift cards are recorded as deferred revenue when issued and are subsequently recorded as revenue upon redemption. The Company estimates breakage related to gift cards when the likelihood of redemption is remote. This estimate utilizes historical trends based on the vintage of the gift card. Breakage on gift cards is recorded as revenue in proportion to the rate of gift card redemptions by vintage. This represents a change in the methodology used to estimate breakage as we have historically recognized breakage for the portion of the gift card balances that remained outstanding following 36 months of issuance.
For the thirteen weeks ended May 5, 2018 the Company had $3.6 million of deferred revenue associated with the issuance of gift cards, which is included in accrued liabilities and other current liabilities in the condensed consolidated balance sheet.
Private label credit card
The Company offers a private label credit card (PLCC) which bears the Christopher and Banks brand names offered under an agreement with Comenity Bank. Pursuant to this agreement, there are several obligations on behalf of Comenity Bank that impact the recording of revenue.
As part of the agreement, the Company received a signing bonus. We have determined that the benefits associated with signing the agreement are recognized over time throughout its term. This is a faithful depiction of the transfer of services as the customer receives and consumes the benefits by obtaining and having the ability to use financing through Comenity Bank for purchases within our brick and mortar and e-commerce sales channels throughout the agreement's term. As of May 5, 2018, the Company had $1.8 million recorded as deferred revenue associated with the signing bonus, which is included in accrued liabilities and other current liabilities in the condensed consolidated balance sheet. The Company recorded $0.1 million into revenue for the thirteen weeks then ended associated with the signing bonus.
The Company records revenue associated with royalties received for purchases made using the PLCC. Royalty revenue is recognized based on the total amount to which we have a right to invoice in accordance with the practical expedient included in ASC 606-10-55-18. Therefore, royalty revenue is recognized in the period in which the related purchases are recognized.
The Company receives a performance bonus based on the total amount of new accounts that are opened during the year. We have determined that this is a form of variable consideration. Variable consideration is recorded if, in the Company’s judgment, it is probable that a significant future reversal of revenue under the contract will not occur. For the thirteen weeks ended May 5, 2018 the Company does not anticipate meeting the performance metrics within the contract and recorded no revenue associated with performance bonuses.
Disaggregation of revenue
The following table provides information about disaggregated revenue by sales channel. All revenue illustrated below is included within our one reportable segment.

Thirteen Weeks Ended
May 5, 2018
Brick and mortar stores	$68,055
eCommerce sales	18,794
Other	(948)
Net sales	$85,901

Amounts included within other revenue relate to revenues earned from our private label credit card, net of any revenue adjustments and accruals.

Contract balances

The following table provides information about contract assets and liabilities from contracts with customers (in thousands):

	Contract liabilities (current)	Contract liabilities (non-current)
Right of return	$1,079	$—
Friendship rewards program	3,501	—
Gift card revenue	4,986	—
Private label credit card	274	1,622
Total - February 4, 2018	$9,840	$1,622

Right of return	$1,960	$—
Friendship rewards program	4,130	—
Gift card revenue	3,600	—
Private label credit card	274	1,553
Total - May 5, 2018	$9,964	$1,553

The Company recognized revenue of $2.4 million in the thirteen weeks ended May 5, 2018 related to contract liabilities recorded at the beginning of the period. Such revenues were comprised of the redemption and forfeiture of Friendship Rewards discount certificates, redemption of gift cards, and amortization of the PLCC signing bonus. The Company does not have any material contract assets as of May 5, 2018.

For the thirteen weeks ended May 5, 2018 the Company did not recognize any revenue resulting from changes in the estimated variable consideration to be received associated with performance obligations satisfied or partially satisfied in prior periods.
Transaction price allocated to remaining performance obligations
The following table includes the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied as of May 5, 2018:

	Remainder of
	Fiscal 2018	Fiscal 2019	Thereafter
Private label credit card	$206	$274	$1,348
Total	$206	$274	$1,348

Contract Costs
The Company has not incurred any costs to obtain or fulfill a contract.

NOTE 7 — Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share (“EPS”) shown on the face of the accompanying consolidated statement of operations:

	Thirteen Weeks Ended
	May 5,	April 29,
	2018	2017
Numerator (in thousands):
Net loss attributable to Christopher & Banks Corporation	$(5,319)	$(3,688)
Denominator (in thousands):
Weighted average common shares outstanding - basic	37,297	37,090
Dilutive shares	—	—
Weighted average common and common equivalent shares outstanding - diluted	37,297	37,090
Net loss per common share:
Basic	$(0.14)	$(0.10)
Diluted	$(0.14)	$(0.10)

Total stock options of approximately 3.9 million and 4.4 million were excluded from the shares used in the computation of diluted earnings per share for the thirteen week periods ended May 5, 2018 and April 29, 2017, as they were anti-dilutive.

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

Assets that are Measured at Fair Value on a Non-recurring Basis:

The following table summarizes certain information for non-financial assets for the thirteen weeks ended May 5, 2018 and the fiscal year ended February 3, 2018, that are measured at fair value on a non-recurring basis in periods subsequent to an initial recognition period. The Company places amounts into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Thirteen Weeks Ended	Fiscal Year Ended
Long-Lived Assets Held and Used (in thousands):	May 5, 2018	February 3, 2018
Carrying value	$—	$318
Fair value measured using Level 3 inputs	$—	$—
Impairment charge	$—	$318

All of the fair value measurements included in the table above were based on significant unobservable inputs (Level 3). The Company determines fair value for measuring assets on a non-recurring basis using a discounted cash flow approach as discussed in Note 1, Nature of Business and Significant Accounting Policies in our Form 10-K for the year ended February 3, 2018. In determining future cash flows, the Company uses its best estimate of future operating results, which requires the use of significant estimates and assumptions, including estimated sales, merchandise margin and expense levels, and the selection of an appropriate discount rate; therefore, differences in the estimates or assumptions could produce significantly different results. General economic uncertainty impacting the retail industry and continuation of recent trends in company performance makes it reasonably possible that additional long-lived asset impairments could be identified and recorded in future periods.

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

n
NOTE 9 — Legal Proceedings

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

The ultimate resolution of legal matters can be inherently uncertain and for some matters, we may be unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of these uncertainties. We do not, however, currently believe that the resolution of any pending matter will have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 and our unaudited Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Quarterly Report on Form 10-Q. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude.

Executive Overview

We are a national specialty retailer featuring exclusively-designed, privately-branded women’s apparel and accessories. We offer our customer an assortment of unique, classic and versatile clothing that fits her everyday needs at a good value.

We operate an integrated, omni-channel platform that provides our customer the ability to shop when and where she wants, including online or at our retail and outlet stores. This approach allows our customers to browse, purchase, return, or exchange our merchandise through the channel that is optimal for her.

As of May 5, 2018, we operated 462 stores in 45 states, including 314 Missy, Petite, Women ("MPW") stores, 79 outlet stores, 36 Christopher & Banks ("CB") stores, and 33 C.J. Banks ("CJ") stores. Our CB brand offers unique fashions and accessories featuring exclusively designed assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P. Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W. Our MPW concept and outlet stores offer an assortment of both CB and CJ apparel servicing the Missy, Petite and Women-sized customer in one location.

Strategic Priorities

Our overall business strategy is to build sustainable, long-term revenue growth and consistent profitability through the following strategic initiatives:

•	Enhance the shopping experience;

•	Deliver compelling promotions that support our financial goals;

•	Leverage our omni-channel capabilities;

•	Attract new customers; and

•	Optimize our cost structure

Enhance the shopping experience
We are committed to ensuring that we consistently meet our customers’ needs with a differentiated product assortment that fits her lifestyle at a recognizable value. Over the past twelve months we have increased the flow of fashion offerings to entice her to shop more often. We are focused on ensuring that our assortment is easy to shop so that she can more easily see what is new and build her outfit.

Deliver compelling promotions that support our financial goals
We intend to better leverage our data and tools to execute a marketing and promotional strategy that will drive traffic and conversion while expanding gross margins. We are committed to our value proposition that recognizes our customer is drawn to the style, quality and value that we offer. With the assistance of data analytics, we believe there is an opportunity to better leverage our data to drive fewer, more meaningful promotions. We will continue to analyze, test, react and refine our promotional strategy to ensure that we are providing the most attractive offers for our customer, which support our financial goals.

Leverage our omni-channel capabilities
Our omni-channel strategy is designed to provide our customers with a seamless shopping experience allowing her to shop when and where she wants. New flexible fulfillment options should also allow us to leverage our total inventory across channels to drive sales and lower costs. In January 2018, we launched buy online, ship to store, we are in the process of piloting buy online, ship from store and we will pilot buy online pick up in store by the end of summer. Additionally, while we have a well established  and growing ecommerce business, we see an opportunity to improve our website experience. Some of these include enhancing product recommendation capabilities, increasing site speed, and making it easier for her to create an account. We believe these enhancements will further improve her online experience and drive higher conversion on our site.

Attract new customers
We have a very loyal customer base that is highly engaged. The personalized customer service that our Associates provide is a differentiator for us and is a contributor to the loyalty our customers exhibit, with approximately 90% of our active customers participating in our loyalty rewards program.

We saw our customer base stabilize over the past several quarters last year and now we are extremely focused on increasing our total customer file. We believe that leveraging digital marketing is one of the best ways to acquire new customers and we have shifted a greater mix of our marketing spend to digital.

Optimize our cost structure
We believe that we have an opportunity to continue to optimize our expenses as our business models evolves.

Performance Measures

Management evaluates our financial results based on the following key measures of performance:

Comparable sales
Comparable sales is a measure that highlights the sales performance of our store channel and eCommerce channel by measuring the changes in sales over the comparable, prior-year period of equivalent length.

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

First Quarter Fiscal 2018 Results of Operations

The following table presents selected consolidated financial data for the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017:

	Thirteen Weeks Ended
(dollars in thousands)	May 5, 2018	April 29, 2017
Net sales	$85,901	$88,556
Merchandise, buying and occupancy costs	58,557	58,018
Gross profit	27,344	30,538
Other operating expenses:
Selling, general and administrative	29,746	30,974
Depreciation and amortization	2,816	3,099
Impairment of store assets	—	70
Total other operating expenses	32,562	34,143
Operating loss	(5,218)	(3,605)
Interest expense, net	(58)	(31)
Loss before income taxes	(5,276)	(3,636)
Income tax provision	43	52
Net loss	$(5,319)	$(3,688)

	Thirteen Weeks Ended
Rate trends as a percentage of net sales	May 5, 2018	April 29, 2017
Gross margin	31.8%	34.5%
Selling, general, and administrative	34.6%	35.0%
Depreciation and amortization	3.3%	3.5%
Operating loss	(6.1)%	(4.1)%

First Quarter Fiscal 2018 Summary

•	Net sales decreased 3.0% compared to the same period last year primarily due to a decline in transactions, including a decrease in average store count;

•	Comparable sales decreased 2.6% following an 8.9% decrease in the same period last year;

•	eCommerce sales increased 7.8% following a 14.7% increase the same period last year;

•
Gross margin rate decreased 270 basis points compared to the same period last year largely driven by driven by increased product costs, which have been corrected for the balance of the year, and additional markdowns due to lower than anticipated sales;

•	Net loss aggregated to $5.3 million, a $0.14 loss per share, compared to a net loss of $3.7 million, or $0.10 per share, for the same period last year;

•	As of May 5, 2018, we held $18.1 million of cash and cash equivalents, compared to $28.3 million as of April 29, 2017.

Net Sales

	Thirteen Weeks Ended
Net sales (in thousands):	May 5, 2018	April 29, 2017	% Change
Net sales	$85,901	$88,556	(3.0)%

The components of the 3.0% net sales decrease in the first quarter fiscal 2018 compared to the first quarter of fiscal 2017 were as follows:

Thirteen Weeks Ended
Sales driver change components	May 5, 2018
Number of transactions	(5.3)%
Units per transaction	(4.8)%
Average unit retail	6.2%
Other sales	0.9%
Total sales driver change	(3.0)%

Thirteen Weeks Ended
Comparable sales	May 5, 2018
Comparable sales	(2.6)%

Sales decreased primarily due to a 5.3% decrease in transactions, including the effects of a 3.6% decline in average store count. Average dollar sale was 1.1% higher than last year with average unit retail outpacing units per transaction. The sales decrease is mostly attributable to underperformance in certain product categories and unseasonable weather, particularly in our Midwest and Northeast regions. Sales performance improved as the weather became more seasonal during the latter part of the quarter as customers responded favorably to our product offering.

To supplement our comparable sales measure, we also monitor changes in other store sales metrics as illustrated in the table below:

Thirteen Weeks Ended
Store metrics	May 5, 2018
Net sales per store % change	(1.6)%
Net sales per square foot % change	(2.1)%

Net sales per store and net sales per square foot decreased mainly due to a decline in transactions partly offset by a 1.1% increase in average dollar sales with average unit retails slightly outpacing a decline in units per transaction.

Store count, openings, closings, and square footage for our stores were as follows:

	Store Count						Square Footage (1)
	February 3,			MPW	May 5,	Avg Store	May 5,	February 3,
Stores by Format	2018	Open	Close	Conversions	2018	Count	2018	2018
MPW	314	—	(1)	1	314	315	1,225	1,225
Outlet	78	3	(2)	—	79	78	310	314
Christopher and Banks	37	—	—	(1)	36	36	119	122
C.J. Banks	34	—	—	(1)	33	33	120	123
Total Stores	463	3	(3)	(1)	462	462	1,774	1,784

(1)	Square footage presented in thousands

Average store count in the first quarter of fiscal 2018 was 462 stores compared to an average store count of 479 stores in the first quarter of fiscal 2017, a decrease of 3.6%. Average square footage in the first quarter of fiscal 2018 decreased 3.1% compared to the first quarter of fiscal 2017.

Gross Profit

	Thirteen Weeks Ended
Gross profit	May 5, 2018	April 29, 2017	Change
Gross profit	$27,344	$30,538	$(3,194)
Gross margin rate as a percentage of net sales	31.8%	34.5%	(2.7)%

Gross margin rate decreased 270 basis points primarily driven by increased product costs, which have been corrected for the balance of the year, and additional markdowns due to lower than anticipated sales.

Selling, General, and Administrative (“SG&A”) Expenses

	Thirteen Weeks Ended
Selling, general, and administrative	May 5, 2018	April 29, 2017	Change
Selling, general, and administrative	$29,746	$30,974	$(1,228)
SG&A rate as a percentage of net sales	34.6%	35.0%	(0.4)%

SG&A decreased by $1.2 million, mainly due to lower store operating expenses of $1.0 million, lower insurance and tax expenses of $0.5 million, and lower net employee compensation expenses of $0.2 million. These SG&A expense savings were partially offset by an increase in marketing expenses of $0.3 million and an increase in professional services of $0.3 million. As a percent of net sales, SG&A decreased approximately 40 basis points.

Depreciation and Amortization (“D&A”)

	Thirteen Weeks Ended
Depreciation and amortization	May 5, 2018	April 29, 2017	Change
Depreciation and amortization	$2,816	$3,099	$(283)
D&A rate as a percentage of net sales	3.3%	3.5%	(0.2)%

Depreciation and amortization expense decreased primarily due to a decrease in average store count.

Impairment of Store Assets

	Thirteen Weeks Ended
Impairment of Store Assets	May 5, 2018	April 29, 2017	Change
Impairment of Store Assets	$—	$70	$(70)

There were no non-cash impairment charges relating to long-lived assets for the thirteen weeks ended May 5, 2018 compared to an impairment charge of $0.1 million related to long-lived assets at a small number of store locations.

Operating Loss

	Thirteen Weeks Ended
Operating loss	May 5, 2018	April 29, 2017	Change
Operating loss	$(5,218)	$(3,605)	$(1,613)
Operating loss rate as a percentage of net sales	(6.1)%	(4.1)%	(2.0)%

Our operating loss increased in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 primarily due to a 270 basis point gross margin rate decline and net sales decrease of $2.7 million, partly offset by a SG&A decrease of $1.2 million.

Interest expense, net

	Thirteen Weeks Ended
Interest expense, net	May 5, 2018	April 29, 2017	Change
Interest expense, net	$(58)	$(31)	$(27)

The change in interest expense, net is not material.

Income Tax Provision

	Thirteen Weeks Ended
Income tax provision	May 5, 2018	April 29, 2017	Change
Income tax provision	$43	$52	$(9)

Income tax expense recorded for the thirteen weeks ended May 5, 2018 was $43,000 compared to income tax expense of $52,000 for the same period of fiscal 2017. Our effective tax rate was (0.8)% for the thirteen weeks ended May 5, 2018 compared to (1.4)% in the same period last year.

Net earnings

	Thirteen Weeks Ended
Net loss	May 5, 2018	April 29, 2017	Change
Net loss	$(5,319)	$(3,688)	$(1,631)
Net loss rate as a percentage of net sales	(6.2)%	(4.2)%	(2.0)%

Our net loss increase in the first quarter of fiscal 2018 compared to our net loss in the first quarter of 2017 was primarily due to a gross margin rate decline and net sales decrease partly offset by lower SG&A.

Fiscal 2018 Outlook

We are working to implement a number of strategic priorities, including actions to enhance her shopping experience with a well-curated merchandise offering; deliver compelling promotions that support our financial goals; leverage our omni-channel capabilities, and attract new customers. We will continue to evaluate the business for further cost saving opportunities.

During the remainder of fiscal 2018, we plan to close 1 CB store, 1 CJ store, and 1 MPW store. We plan to open 1 Outlet and 1 MPW store. Average square footage for the year is expected to be down approximately 2.4% as compared to fiscal 2018 and down 2.5% in the second quarter.

We expect capital expenditures for the year to range between $3.0 million and $4.0 million representing investments in store relocations, merchandising technology applications, and the continued development of omni-channel capabilities.

We expect our taxes for the year to be nominal and to represent minimum fees and taxes.

Liquidity and Capital Resources

Cash flow and liquidity

Summary

We expect to operate our business and execute our strategic initiatives principally with funds generated from operations and, if necessary, from our amended and restated credit agreement (the “Credit Facility”) with Wells Fargo Bank N.A (“Wells Fargo”), subject to compliance with all covenants and other financial provisions of the Credit Facility. Cash flow from operations has historically been sufficient to provide for our uses of cash. To supplement our financial flexibility, the Company completed the closing of a sale-leaseback transaction of the Company’s corporate facility for $13.7 million in the first quarter of fiscal 2018. As part of the sale-leaseback transaction, the Company has put $1.7 million in escrow for certain repairs to the property.

The following table summarizes our cash and cash equivalents as of the end of the first quarter of fiscal 2018 and the end of fiscal 2017:

(in thousands)	May 5, 2018	February 3, 2018
Cash and cash equivalents	$18,073	$23,077

The $5.0 million decrease in cash and cash equivalents is primarily attributable to changes in working capital and the net loss for the first thirteen weeks of fiscal 2018 partly offset by the proceeds received on the sale of the corporate facility as part of the sale-leaseback transaction.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the first thirteen weeks of fiscal 2018 compared to the first thirteen weeks of 2017:

	Thirteen Weeks Ended
(in thousands)	May 5, 2018	April 29, 2017
Net cash used in operating activities	$(17,379)	$(4,600)
Net cash provided by (used in) investing activities	12,382	(2,130)
Net cash used in financing activities	(7)	(6)
Net decrease in cash and cash equivalents	$(5,004)	$(6,736)

Operating Activities

The increase in cash used in operating activities in the first thirteen weeks of fiscal 2018 compared to the thirteen weeks of fiscal 2017 was primarily due to changes in working capital and an increase in the net loss for the thirteen week period. The working capital fluctuations are largely a reflection of seasonal patterns, a decrease in accounts payable associated with a shift in merchandise purchases overseas that impacted timing of payments, and a change in the timing of payroll accruals.

Investing Activities

The increase in cash provided by investing activities in the first thirteen weeks of fiscal 2018 compared to the first thirteen weeks of fiscal 2017 was mainly attributable to the proceeds from the sale of the corporate facility as part of a sale-leaseback transaction. The gross sale proceeds were $13.7 million. Capital expenditures for the first thirteen weeks of fiscal 2018 were approximately $1.0 million, which primarily reflected investments in technology associated with our omni-channel and merchandising capabilities and expenditures supporting new stores.

Financing Activities

Financing activities in the first thirteen weeks of fiscal 2018 and 2017 were limited to a small number of shares redeemed by employees to satisfy payroll tax obligations.

We did not pay any dividends in the first thirteen weeks of fiscal 2018. We have not paid any dividends in the last three fiscal years.

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

The Credit Facility with Wells Fargo was amended and extended on September 8, 2014. The current expiration date is September 8, 2019. The Credit Facility provides the Company with revolving credit loans of up to $50.0 million in the aggregate, subject to a borrowing base formula based primarily on eligible credit card receivables and inventory as such terms are defined in the Credit Facility, and up to $10.0 million of which may be drawn in the form of standby and documentary letters of credit.

There were no outstanding borrowings on the Credit Facility as of May 5, 2018 and April 29, 2017. The total Borrowing Base at May 5, 2018 was approximately $35.2 million. As of May 5, 2018, the Company had open on-demand letters of credit of approximately $4.7 million. Accordingly, after reducing the Borrowing Base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the Borrowing Base, the net availability of revolving credit loans under the Credit Facility was approximately $26.9 million at May 5, 2018.

See Note 5 - Credit Facility for additional details regarding our Credit Facility, including a description of the sole financial covenant, with which we were in compliance as of May 5, 2018.

In the first quarter of fiscal 2018, the Company completed the closing of a sale-leaseback transaction of the Company’s corporate facility for gross proceeds of $13.7 million, providing greater liquidity.

Sourcing

There have been no material changes to our ratio of imports to total merchandise purchases or concentration of supplier purchases in the thirteen weeks ended May 5, 2018 compared to the fiscal 2017 year ended February 3, 2018.

Quarterly Results and Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, consumer confidence, customer response to our seasonal merchandise mix, timing of new store openings, adverse weather conditions, and shifts in the timing of certain holidays and shifts in the timing of promotional events.

Inflation

We do not believe that inflation had a material effect on our results of operations for the thirteen week period ended May 5, 2018.

Forward-Looking Statements

We may make forward-looking statements reflecting our current views with respect to future events and financial performance. These forward-looking statements, which may be included in reports filed under the Exchange Act, in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A - Risk Factors of our Annual Report on Form
10-K for the fiscal year ended February 3, 2018, which could cause actual results to differ materially from historical results or those anticipated.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, we wish to advise readers that the factors listed in Item 1A of our Annual Report on Form
10-K for the fiscal year ended February 3, 2018, as well as other factors, could affect our performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed in the quarterly report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to, and management of our market risks, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. There have been no material changes to our exposure to, and management of our market risks in the thirteen weeks ended May 5, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

The Company carried out an evaluation as of the end of the period covered by this report (the “Evaluation Date”), under the supervision and with the participation of its management, including its Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that as of May 5, 2018 the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Controls

There were no significant changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the Evaluation Date. Furthermore, there was no change in our internal control over financial reporting during the quarter ended May 5, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The ultimate resolution of legal matters can be inherently uncertain and for some matters, we may be unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of these uncertainties. We do not, however, currently believe that the resolution of any pending matter will have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS

In addition to the other information discussed in this report, the risk factors described in Part I, Item 1A. Risk Factors in our 2017 Annual Report on Form 10-K for the fiscal period ended February 3, 2018, should be considered as they could materially affect our business, financial condition or future results. There have not been any material changes with respect to the risks described in our 2017 Form 10-K, but these are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning purchases of our common stock for the quarter ended May 5, 2018:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid per Share	Programs	Programs
2/4/18 - 3/3/18	—	$—	—	$—
3/4/18 - 4/7/18	4,242	1.01	—	—
4/8/18 - 5/5/18	2,126	1.10	—	—
Total	6,368		—	—

(1)
The shares of common stock in this column represent shares surrendered to us by stock plan participants in order to satisfy minimum withholding tax obligations related to the vesting of restricted stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit	Description
10.1**
Form of Performance-Based Non-Qualified Stock Option Agreement under the Christopher & Banks 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 13, 2018)

10.2**
Non-Qualified Stock Option Agreement effective as of March 12, 2018, between Keri L. Jones and Christopher & Banks Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed on March 13, 2018)

10.3**
Time-Based Restricted Stock Agreement effective as of March 12, 2018, between Keri L. Jones and Christopher & Banks Corporation (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed on March 13, 2018)

10.4
Purchase and Sale Agreement, dated as of April 20, 2018 entered into by and between Christopher & Banks Company and 2400 Xenium, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 2, 2018)

10.5
Lease Agreement dated as of April 27, 2018 by and between 2400 Xenium, LLC and Christopher & Banks Corporation (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 2, 2018)

10.6
Escrow Agreement made as of April 27, 2018 by and among 2400 Xenium, LLC; Christopher & Banks Corporation and Old Republic National Title Insurance Company (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 2, 2018)

10.7
Collateral Access Agreement dated April 27, 2018 by and among 2400 Xenium, LLC; Christopher & Banks Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 2, 2018)

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Christopher & Banks Corporation for the fiscal quarter ended May 5, 2018, formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements

*   Filed with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated: June 1, 2018	By:	/s/ Keri L. Jones
Keri L. Jones
President, Chief Executive Officer
(Principal Executive Officer)

Dated: June 1, 2018	By:	/s/ Marc A. Ungerman
Marc A. Ungerman
Interim Chief Financial Officer
(Principal Financial Officer)