Form 10-Q
period 2018-08-04
CHRISTOPHER & BANKS CORP
filed 2018-09-06
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2018
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  YES ☒  NO
As of August 31, 2018 there were 38,422,693 shares of the registrant's common stock outstanding.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	August 4, 2018	February 3, 2018

ASSETS
Current assets:
Cash and cash equivalents	$23,114	$23,077
Accounts receivable	3,508	2,626
Merchandise inventories	40,184	41,361
Prepaid expenses and other current assets	4,263	2,715
Income taxes receivable	218	172
Total current assets	71,287	69,951
Property, equipment and improvements, net	38,383	47,773
Other non-current assets:
Deferred income taxes	597	597
Other assets	1,213	1,043
Total other non-current assets	1,810	1,640
Total assets	$111,480	$119,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,689	$20,825
Accrued salaries, wages and related expenses	5,045	5,309
Accrued liabilities and other current liabilities	19,655	26,201
Total current liabilities	48,389	52,335
Non-current liabilities:
Deferred lease incentives	7,023	7,762
Deferred rent obligations	6,459	6,621
Other non-current liabilities	9,372	2,237
Total non-current liabilities	22,854	16,620

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 48,222 and 47,625 shares issued, and 38,432 and 37,834 shares outstanding at August 4, 2018 and February 3, 2018, respectively	481	475
Additional paid-in capital	128,236	127,652
Retained earnings	24,231	34,993
Common stock held in treasury, 9,791 shares at cost at August 4, 2018 and February 3, 2018	(112,711)	(112,711)
Total stockholders’ equity	40,237	50,409
Total liabilities and stockholders’ equity	$111,480	$119,364

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017

Net sales	$87,418	$86,618	$173,319	$175,173
Merchandise, buying and occupancy costs	62,546	61,990	121,103	120,007
Gross profit	24,872	24,628	52,216	55,166
Other operating expenses:
Selling, general and administrative	29,675	29,179	59,422	60,153
Depreciation and amortization	2,518	3,167	5,334	6,266
Impairment of store assets	—	93	—	163
Total other operating expenses	32,193	32,439	64,756	66,582
Operating loss	(7,321)	(7,811)	(12,540)	(11,416)
Interest expense, net	(42)	(38)	(99)	(69)
Loss before income taxes	(7,363)	(7,849)	(12,639)	(11,485)
Income tax provision	63	40	106	92
Net loss	$(7,426)	$(7,889)	$(12,745)	$(11,577)

Other comprehensive income, net of tax	—	—	—	—
Comprehensive loss	$(7,426)	$(7,889)	$(12,745)	$(11,577)

Basic loss per share:
Net loss	$(0.20)	$(0.21)	$(0.34)	$(0.31)
Basic shares outstanding	37,458	37,156	37,381	37,123

Diluted loss per share:
Net loss	$(0.20)	$(0.21)	$(0.34)	$(0.31)
Diluted shares outstanding	37,458	37,156	37,381	37,123

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Twenty-six Weeks Ended
	August 4, 2018	July 29, 2017
Cash flows from operating activities:
Net loss	$(12,745)	$(11,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,334	6,266
Impairment of store assets	—	163
Amortization of financing costs	31	31
Deferred lease-related liabilities	(486)	(442)
Stock-based compensation expense	604	550
Changes in operating assets and liabilities:
Accounts receivable	(882)	(1,284)
Merchandise inventories	1,178	(5,082)
Prepaid expenses and other assets	(1,579)	(1,180)
Income taxes receivable	(46)	261
Accounts payable	3,021	9,096
Accrued liabilities	(5,757)	(7,872)
Other liabilities	(59)	1,793
Net cash used in operating activities	(11,386)	(9,277)
Cash flows from investing activities:
Purchases of property, equipment and improvements	(1,722)	(3,150)
Proceeds from sale of assets	13,329	—
Net cash provided by (used in) investing activities	11,607	(3,150)
Cash flows from financing activities:
Shares redeemed for payroll taxes	(13)	(6)
Proceeds from short-term borrowings	9,100	—
Payments of short-term borrowings	(9,100)	—
Payments of deferred financing costs	(171)	—
Net cash used in financing activities	(184)	(6)
Net increase (decrease) in cash and cash equivalents	37	(12,433)
Cash and cash equivalents at beginning of period	23,077	35,006
Cash and cash equivalents at end of period	$23,114	$22,573
Supplemental cash flow information:
Interest paid	$100	$69
Income taxes paid (refunded)	$130	$(251)
Accrued purchases of equipment and improvements	$143	$219

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

The results of operations for the interim period shown in this report are not necessarily indicative of results to be expected for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal adjustments, except as otherwise stated in these notes, considered necessary to present fairly our financial position, results of operations, and cash flows as of August 4, 2018, and July 29, 2017 and for all periods presented.

Recently issued accounting pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases, which requires that any lease arrangements longer than twelve months result in an entity recognizing an asset and liability on its balance sheet. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company has elected to apply the standard on a prospective basis with an adjustment to retained earnings in the first period of adoption. The Company is currently evaluating the guidance and its impact on our consolidated financial statements and the related internal controls over financial reporting. The Company expects the adoption of this standard will have a material impact on its consolidated balance sheet for recognition of lease-related assets and liabilities. We will adopt the ASU beginning in the first quarter of fiscal 2019.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period among the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public companies for fiscal years and interim periods within those years beginning after December 15, 2017. There was no adjustment to prior year financial statements as the Company had no restricted cash in prior years. As of August 4, 2018, the Company included $1.6 million of restricted cash in cash and cash equivalents within the statement of cash flows related to cash held in escrow in conjunction with the sale-leaseback transaction.

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

Impact on Financial Statements
The following tables summarize the impacts of adopting ASC 606 on the Company’s condensed consolidated financial statements as of and for the thirteen and twenty-six weeks ended August 4, 2018 (in thousands):
Condensed Consolidated Balance Sheet

	As reported	Balance without adoption of ASC 606	Effect of change Higher/(lower)
Balance Sheet
Assets
Merchandise inventories	$40,184	$40,781	$(597)
Prepaid expenses and other current assets	4,263	3,666	597

Liabilities
Accrued liabilities and other current liabilities	19,655	19,746	(91)

Equity
Retained earnings	24,231	24,140	91

Condensed Consolidated Statement of Operations and Comprehensive Loss

	Thirteen weeks ended August 4, 2018			Twenty-six weeks ended August 4, 2018
	As reported	Balance without adoption of ASC 606	Effect of change Higher/(lower)	As reported	Balance without adoption of ASC 606	Effect of change Higher/(lower)
Statement of Operations and Comprehensive Loss
Net sales	$87,418	$87,407	$11	$173,319	$173,228	$91
Net loss	(7,426)	(7,437)	11	(12,745)	(12,836)	91

Net loss per share:
Basic	$(0.20)	$(0.20)	$0.00	$(0.34)	$(0.34)	$0.00
Diluted	$(0.20)	$(0.20)	$0.00	$(0.34)	$(0.34)	$0.00

We reviewed all other significant newly-issued accounting pronouncements and concluded they are either not applicable to our operations, or that no material affect is expected on our consolidated financial statements as a result of future adoption.

NOTE 2 — Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following (in thousands):

Description	August 4, 2018	February 3, 2018
Land	$—	$1,597
Corporate office, distribution center and related building improvements	—	12,753
Store leasehold improvements	48,587	50,094
Store furniture and fixtures	68,149	70,447
Corporate office and distribution center furniture, fixtures and equipment	5,033	5,053
Computer and point of sale hardware and software	33,825	33,126
Construction in progress	1,300	1,275
Total property, equipment and improvements, gross	156,894	174,345
Less accumulated depreciation and amortization	(118,511)	(126,572)
Total property, equipment and improvements, net	$38,383	$47,773

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In conjunction with an impairment analysis, the Company analyzed improvements and equipment at certain under-performing stores and stores identified for closure for impairment. As a result, the Company recorded no long-lived asset impairment during the thirteen week period ended August 4, 2018 and approximately $0.1 million during the thirteen week period ended July 29, 2017. Additionally, the Company recorded no impairment during the twenty-six week period ended August 4, 2018 and approximately $0.2 million during the twenty-six week period ended July 29, 2017.

Sale-Leaseback

On April 27, 2018, the Company completed the sale of and entered into an agreement to leaseback its corporate headquarters facility, including the distribution center, in Plymouth, MN. The agreement provided for the sale of the facility for a purchase price of $13.7 million and the subsequent leaseback of the facility for a 15-year period. The lease is classified as an operating lease. As a result, the Company recorded a deferred gain of $7.7 million. As of August 4, 2018, $7.1 million of the deferred gain is reflected in the condensed consolidated balance sheet under other non-current liabilities, with the remaining $0.5 million included as a component of accrued liabilities and other current liabilities. The Company recorded $0.1 million into earnings during the thirteen week period ended August 4, 2018. As part of the transaction, the Company put $1.7 million in escrow for certain repairs to the building. As of August 4, 2018, $1.6 million remained in escrow for repairs to the building. This amount is considered to be restricted cash and is included within cash and cash equivalents on the condensed consolidated balance sheet.

NOTE 3 — Accrued Liabilities

Accrued liabilities and other current liabilities consisted of the following (in thousands):

	August 4, 2018	February 3, 2018
Gift card and store credit liabilities	$2,899	$6,931
Accrued Friendship Rewards Program loyalty liability	3,868	3,539
Accrued income, sales and other taxes payable	1,287	1,587
Accrued occupancy-related expenses	3,743	3,432
Sales return reserve	1,304	1,079
eCommerce obligations	3,999	3,824
Other accrued liabilities	2,555	5,809
Total accrued liabilities and other current liabilities	$19,655	$26,201

NOTE 4 — Credit Facility

The Company is party to an amended and restated credit agreement ("the Credit Facility") with Wells Fargo Bank, National Association ("Wells Fargo"), as lender. On August 3, 2018, the Company entered into a second amendment ("Second Amendment") to the Credit Facility.

The Second Amendment, among other changes, (i) extended the term of the Credit Facility to August 3, 2023; and (ii) supplemented the existing $50.0 million revolving Credit Facility by adding a new $5.0 million revolving "first-in, last-out" tranche credit facility (the "FILO Facility"), subject to borrowing base restrictions applicable to the FILO Facility. The Company must draw under the FILO Facility before making any borrowings under the revolving Credit Facility.

Loans under the FILO Facility will bear interest based on quarterly excess available under the Borrowing Base as defined in the Credit Facility. The interest rate under the FILO Facility will be either (i) the London interbank Offered Rate ("LIBOR") plus 3.00% for FILO loans that are LIBOR loans; or (ii) 2.00% above the Base Rate for FILO loans that are Base Rate loans as such terms are defined in the Credit Facility. Borrowings under the Credit Facility will generally accrue interest at a rate ranging from 1.50% to 1.75% over the LIBOR or 0.50% to 0.75% over the Wells Fargo Prime Rate based on the amount of Average Daily Availability for the Fiscal Quarter immediately preceding each Adjustment Date, as such terms are defined in the Credit Facility. The Company has the ability to select between the LIBOR or prime based rate at the time of the cash advance. The Credit Facility has an unused commitment fee of 0.25%.

In addition to these changes, the Second Amendment eliminates availability against the Company's real property, which was the subject of a recent sale-leaseback transaction. The Company recorded approximately $0.2 million of deferred financing costs in the second quarter of fiscal 2018 in connection with the Second Amendment. The deferred financing costs have been combined with the balance of the deferred financing costs remaining from the prior amendment on September 8, 2014. The entire deferred financing costs are recorded within other assets on the condensed consolidated balance sheet and are being amortized as interest expense over the related term of the Second Amendment.

The Credit Facility contains customary events of default and various affirmative and negative covenants. The sole financial covenant contained in the Credit Facility requires the Company to maintain Availability at least equal to the greater of (a) ten percent (10%) of the borrowing base or (b) $3.0 million. In addition, the Credit Facility permits the payment of dividends to the Company's stockholders if certain financial conditions are met. The Company was in compliance with all financial covenants and other financial provisions as of August 4, 2018.

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

There were no outstanding borrowings under the Credit Facility as of August 4, 2018 and July 29, 2017. The total Borrowing Base at August 4, 2018 was approximately $29.6 million. As of August 4, 2018, the Company had open on-demand letters of credit of approximately $6.7 million. Accordingly, after reducing the Borrowing Base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the Borrowing Base, the net availability of revolving credit loans under the Credit Facility was approximately $22.2 million at August 4, 2018.

NOTE 5 — Income Taxes

For the thirteen weeks ended August 4, 2018, the Company recorded income tax expense of $63 thousand, or an effective rate of (0.9)%, compared to income tax expense of $40 thousand, or an effective rate of (0.5)%, for the second quarter of fiscal 2017. For the twenty-six weeks ended August 4, 2018, the Company recorded income tax expense of $106 thousand, or an effective rate of (0.8)%, compared to income tax expense of $92 thousand, or an effective rate of (0.8)%, for the same period of fiscal 2017. The income tax provision for the fiscal 2018 and 2017 periods is primarily driven by state taxes.

As of August 4, 2018, the possibility of future cumulative losses still exists. Accordingly, the Company has continued to maintain a valuation allowance against its net deferred tax assets. A small deferred tax asset remains related to certain state tax benefits. The Company has federal and state net operating loss ("NOL") carryforwards which will reduce future taxable income. Approximately $26.1 million in net federal tax benefits are available from these federal loss carryforwards. An additional $0.8 million is available in net tax credit carryforwards. The state loss carryforwards will result in net state tax benefits of approximately $4.5 million.

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

The Tax Cuts and Jobs Act ("the Act") was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018. The income tax effects of the Act required the remeasurement of our deferred tax assets and liabilities in accordance with ASC Topic 740. The Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 118 ('SAB 118') that allows companies to record provisional estimates of the impacts of the Act during a measurement period of up to one year from the enactment, which is similar to the measurement period used when accounting for business combinations. The Company has estimated the effects of the Act, and those estimates have been reflected in our 2017 financial statements.

NOTE 6 — Revenue

Merchandise sales
We sell merchandise through our brick and mortar and eCommerce sales channels. Revenues are recognized when control of the promised merchandise is transferred to our customers. Within our brick and mortar sales channel, control is transferred at the point of sale. Within our eCommerce sales channel, control is transferred upon delivery of the merchandise to our customers. Shipping revenues associated with the eCommerce channel are recognized upon the completion of the delivery. The revenue recorded reflects the consideration that we expect to receive in exchange for our merchandise. The Company has elected, as an accounting policy, to exclude from the transaction price all taxes assessed by governmental authorities imposed on merchandise sales.
Right of return
As part of our merchandise sales, we offer customers a right of return on merchandise that lapses based on the original purchase date. The Company estimates the amount of sales that may be returned by our customers and records this estimate as a reduction of revenue in the period in which the related revenues are recognized. We utilize historical and industry data to estimate the total return liability. Conversely, the reduction in revenue results in a corresponding reduction in merchandise, buying and occupancy costs which results in a contract asset for the anticipated merchandise returned. The total reduction in revenue from estimated returns was $1.3 million as of August 4, 2018, which is included within accrued liabilities and other current liabilities in the condensed consolidated balance sheet.
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
As of August 4, 2018, the Company recorded $3.9 million in deferred revenue associated with the program, which is included in accrued liabilities and other current liabilities in the condensed consolidated balance sheet.
Gift card revenue
The Company sells gift cards to customers which can be redeemed for merchandise within our brick and mortar and eCommerce sales channels. Gift cards are recorded as deferred revenue when issued and are subsequently recorded as revenue upon redemption. The Company estimates breakage related to gift cards when the likelihood of redemption is remote. This estimate utilizes historical trends based on the vintage of the gift card. Breakage on gift cards is recorded as revenue in proportion to the rate of gift card redemptions by vintage. This represents a change in the methodology used to estimate breakage as we have historically recognized breakage for the portion of the gift card balances that remained outstanding following 36 months of issuance.
As of August 4, 2018, the Company had $2.9 million of deferred revenue associated with the issuance of gift cards, which is included in accrued liabilities and other current liabilities in the condensed consolidated balance sheet.
Private label credit card
The Company offers a private label credit card ("PLCC") which bears the Christopher and Banks brand name offered under an agreement with Comenity Bank. Pursuant to this agreement, there are several obligations on behalf of Comenity Bank that impact the recording of revenue.
As part of the agreement, the Company received a signing bonus. We have determined that the benefits associated with signing the agreement are recognized over time throughout its term. This is a faithful depiction of the transfer of services as the customer receives and consumes the benefits by obtaining and having the ability to use financing through Comenity Bank for purchases within our brick and mortar and eCommerce sales channels throughout the agreement's term. As of August 4, 2018, the Company had $1.8 million recorded as deferred revenue associated with the signing bonus, which is included in accrued liabilities and other current liabilities in the condensed consolidated balance sheet. The Company recorded $0.1 million into revenue for the thirteen week and twenty-six week periods ended August 4, 2018 associated with the signing bonus.
The Company records revenue associated with royalties received for purchases made using the PLCC. Royalty revenue is recognized based on the total amount to which we have a right to invoice in accordance with the practical expedient included in ASC 606-10-55-18. Therefore, royalty revenue is recognized in the period in which the related purchases are recognized.
The Company receives a performance bonus based on the total amount of new accounts that are opened during the year. We have determined that this is a form of variable consideration. Variable consideration is recorded if, in the Company’s judgment, it is probable that a significant future reversal of revenue under the contract will not occur. For the thirteen week and twenty-six week periods ended August 4, 2018, the Company met certain performance metrics within the contract and recorded a small amount of revenue associated with performance bonuses.
Disaggregation of revenue
The following table provides information about disaggregated revenue by sales channel. All revenue illustrated below is included within our one reportable segment.

	Thirteen Weeks Ended	Twenty-six Weeks Ended
	August 4, 2018	August 4, 2018
Brick and mortar stores	$66,715	$134,770
eCommerce sales	19,216	38,010
Other	1,487	539
Net sales	$87,418	$173,319

Amounts included within other revenue relate to revenues earned from our private label credit card, net of any revenue adjustments and accruals.

Contract balances

The following table provides information about contract assets and liabilities from contracts with customers (in thousands):

	Contract liabilities (current)	Contract liabilities (non-current)
Contract Balances - February 4, 2018
Right of return	$1,079	$—
Friendship Rewards Program	3,501	—
Gift card revenue	4,986	—
Private label credit card	274	1,622
Total	$9,840	$1,622

Contract Balances - August 4, 2018
Right of return	$1,304	$—
Friendship Rewards Program	3,868	—
Gift card revenue	2,899	—
Private label credit card	274	1,485
Total	$8,345	$1,485

The Company recognized revenue of $1.5 million and $3.4 million in the thirteen week and twenty-six week periods ended August 4, 2018, respectively, related to contract liabilities recorded at the beginning of the period. Such revenues were comprised of the redemption and forfeiture of Friendship Rewards Program discount certificates, redemption of gift cards, and amortization of the PLCC signing bonus. The Company does not have any material contract assets as of August 4, 2018.
For the thirteen and twenty-six week periods ended August 4, 2018, the Company did not recognize any revenue resulting from changes in the estimated variable consideration to be received associated with performance obligations satisfied or partially satisfied in prior periods.
Transaction price allocated to remaining performance obligations
The following table includes the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied as of August 4, 2018:

	Remainder of
	Fiscal 2018	Fiscal 2019	Thereafter
Private label credit card	137	274	1,348
Total	137	274	1,348

Contract Costs
The Company has not incurred any costs to obtain or fulfill a contract.

NOTE 7 — Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share (“EPS”) shown on the face of the accompanying consolidated statement of operations:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Numerator (in thousands):
Net loss attributable to Christopher & Banks Corporation	$(7,426)	$(7,889)	$(12,745)	$(11,577)
Denominator (in thousands):
Weighted average common shares outstanding - basic	37,458	37,156	37,381	37,123
Dilutive shares	—	—	—	—
Weighted average common and common equivalent shares outstanding - diluted	37,458	37,156	37,381	37,123
Net loss per common share:
Basic	$(0.20)	$(0.21)	$(0.34)	$(0.31)
Diluted	$(0.20)	$(0.21)	$(0.34)	$(0.31)

Total stock options of approximately 4.3 million and 4.1 million were excluded from the shares used in the computation of diluted earnings per share for the thirteen week periods ended August 4, 2018 and July 29, 2017, as they were anti-dilutive. Total stock options of approximately 4.0 million and 4.1 million were excluded from the shares used in the computation of diluted earnings per share for the twenty-six week periods ended August 4, 2018 and July 29, 2017, as they were anti-dilutive.

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

Assets that are Measured at Fair Value on a Non-recurring Basis:

The following table summarizes certain information for non-financial assets for the twenty-six weeks ended August 4, 2018 and the fiscal year ended February 3, 2018, that are measured at fair value on a non-recurring basis in periods subsequent to an initial recognition period. The Company places amounts into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Twenty-six Weeks Ended	Fiscal Year Ended
Long-Lived Assets Held and Used (in thousands):	August 4, 2018	February 3, 2018
Carrying value	$—	$318
Fair value measured using Level 3 inputs	$—	$—
Impairment charge	$—	$318

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

The ultimate resolution of legal matters can be inherently uncertain and, for some matters, we may be unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of these uncertainties. We do not, however, currently believe that the resolution of any pending matter will have a material adverse effect on our financial position, results of operations or liquidity.

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

As of August 4, 2018, we operated 461 stores in 45 states, including 313 Missy, Petite, Women ("MPW") stores, 79 outlet stores, 36 Christopher & Banks ("CB") stores, and 33 C.J. Banks ("CJ") stores. Our CB brand offers unique fashions and accessories featuring exclusively designed assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P. Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W. Our MPW concept and outlet stores offer an assortment of both CB and CJ apparel servicing the Missy, Petite and Women-sized customer in one location.

Strategic Priorities

Our overall business strategy is to build sustainable, long-term revenue growth and consistent profitability through the following strategic initiatives:

•	Enhance the shopping experience;

•	Deliver compelling promotions that support our financial goals;

•	Leverage our omni-channel capabilities;

•	Attract new customers and grow our customer file; and

•	Optimize our cost structure.

Enhance the shopping experience
We are committed to ensuring that we consistently meet our customers’ needs with a differentiated product assortment that fits her lifestyle at a recognizable value. Over the past twelve months, we have increased the flow of fashion offerings to entice her to shop more often. We are focused on ensuring that our assortment is easy to shop so that she can more easily see what is new and how to build her outfit.

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

Leverage our omni-channel capabilities
Our omni-channel strategy is designed to provide our customers with a seamless shopping experience allowing her to shop when and where she wants. New flexible fulfillment options should also allow us to leverage our total inventory across channels to drive sales and lower costs. In January 2018, we launched buy online, ship to store. We are in the process of piloting buy online, ship from store and we will pilot buy online, pick up in store by the end of the fall season. Additionally, while we have a well established and growing eCommerce business, we see an opportunity to improve our website experience. This includes enhancing product recommendation capabilities, increasing site speed, and making it easier for her to create and access her account. We believe these enhancements will further improve her online experience and drive higher sales on our site.

Attract new customers and grow our customer file
We have a very loyal customer base that is highly engaged. The personalized customer service that our Associates provide is a differentiator for us and is a contributor to the loyalty our customers exhibit, with approximately 90% of our active customers participating in our loyalty rewards program. We look to drive increased spend with our current customers. To increase loyalty to our brand, we have been very focused on growing the number of private label credit card customers. During the second quarter, we saw a significant increase in the number of accounts activated. We also saw an increase in our customer loyalty penetration during the second quarter.

We are extremely focused on increasing our total customer file. We believe that leveraging digital marketing is one of the best ways to acquire new customers and we have shifted a greater mix of our marketing spend to digital.

Optimize our cost structure
We believe that we have an opportunity to continue to control and leverage our expenses as our business model evolves. In the second quarter, we signed a contract with a third party firm to leverage our non-merchandise procurement.

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

Other performance metrics
To supplement our comparable sales performance measure, we also monitor changes in net sales, net sales per store, net sales per gross square foot, gross profit, gross margin rate, operating income, cash, inventory and liquidity.

Second Quarter Fiscal 2018 Results of Operations

The following table presents selected consolidated financial data for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017:

	Thirteen Weeks Ended
(dollars in thousands)	August 4, 2018	July 29, 2017
Net sales	$87,418	$86,618
Merchandise, buying and occupancy costs	62,546	61,990
Gross profit	24,872	24,628
Other operating expenses:
Selling, general and administrative	29,675	29,179
Depreciation and amortization	2,518	3,167
Impairment of store assets	—	93
Total other operating expenses	32,193	32,439
Operating loss	(7,321)	(7,811)
Interest expense, net	(42)	(38)
Loss before income taxes	(7,363)	(7,849)
Income tax provision	63	40
Net loss	$(7,426)	$(7,889)

	Thirteen Weeks Ended
Rate trends as a percentage of net sales	August 4, 2018	July 29, 2017
Gross margin	28.5%	28.4%
Selling, general, and administrative	33.9%	33.7%
Depreciation and amortization	2.9%	3.7%
Operating loss	(8.4)%	(9.0)%

Second Quarter Fiscal 2018 Summary

•	Net sales increased 0.9% compared to the same period last year primarily due to an increase in average unit retail, partly offset by a decrease in transactions;

•	Comparable sales increased 0.8% following a 0.6% decrease in the same period last year;

•	eCommerce sales increased 15.4% following a 22.1% increase in the same period last year;

•
Gross margin rate remained flat compared to the same period last year due to a reduction in occupancy expense offset by increased product costs from our first quarter receipts. The product cost issue has been addressed for the balance of the year;

•	Net loss aggregated to $7.4 million, a $0.20 loss per share, compared to a net loss of $7.9 million, or $0.21 per share, for the same period last year;

•	As of August 4, 2018, we held $23.1 million of cash and cash equivalents, compared to $22.6 million as of July 29, 2017;

•
On August 3, 2018, Christopher & Banks Corporation entered into a second amendment to its existing credit facility with Wells Fargo Bank to extend the term of the credit facility to August 3, 2023 and supplement the existing $50.0 million credit facility by adding a new $5.0 million revolving "first-in, last-out" tranche credit facility.

Net Sales

	Thirteen Weeks Ended
Net sales (in thousands):	August 4, 2018	July 29, 2017	% Change
Net sales	$87,418	$86,618	0.9%

The components of the 0.9% net sales increase in the second quarter fiscal 2018 compared to the second quarter of fiscal 2017 were as follows:

Thirteen Weeks Ended
Sales driver change components	August 4, 2018
Number of transactions	(5.2)%
Units per transaction	0.3%
Average unit retail	5.2%
Other sales	0.6%
Total sales driver change	0.9%

Thirteen Weeks Ended
Comparable sales	August 4, 2018
Comparable sales	0.8%

Net sales increased primarily due to a 5.2% increase in average unit retail, offset by a decline in transactions, including the effects of a 2.5% decline in store count. Average unit retail expansion coupled with eCommerce sales growth more than offset continued weakness in store traffic.

To supplement our comparable sales measure, we also monitor changes in other store sales metrics as illustrated in the table below:

Thirteen Weeks Ended
Store metrics	August 4, 2018
Net sales per store % change	0.1%
Net sales per square foot % change	—%

Net sales per store and net sales per square foot for the second quarter of fiscal 2018 remained flat compared to the same period last year.

Store count, openings, closings, and square footage for our stores were as follows:

	Store Count						Square Footage (1)
	May 5,			MPW	August 4,	Avg Store	August 4,	May 5,
Stores by Format	2018	Open	Close	Conversions	2018	Count	2018	2018
MPW	314	—	(1)	—	313	314	1,225	1,225
Outlet	79	—	—	—	79	79	309	310
Christopher and Banks	36	—	—	—	36	36	119	119
C.J. Banks	33	—	—	—	33	33	120	120
Total Stores	462	—	(1)	—	461	462	1,773	1,774

(1)	Square footage presented in thousands

Average store count in the second quarter of fiscal 2018 was 462 stores compared to an average store count of 474 stores in the second quarter of fiscal 2017, a decrease of 2.5%. Average square footage in the second quarter of fiscal 2018 decreased 2.5% compared to the second quarter of fiscal 2017.

Gross Profit

	Thirteen Weeks Ended
Gross profit	August 4, 2018	July 29, 2017	Change
Gross profit	$24,872	$24,628	$244
Gross margin rate as a percentage of net sales	28.5%	28.4%	0.1%

Gross margin rate remained flat to last year due to a reduction in occupancy expense offset by increased product costs from our first quarter receipts. The product cost issue has been addressed for the balance of the year.

Selling, General, and Administrative (“SG&A”) Expenses

	Thirteen Weeks Ended
Selling, general, and administrative	August 4, 2018	July 29, 2017	Change
Selling, general, and administrative	$29,675	$29,179	$496
SG&A rate as a percentage of net sales	33.9%	33.7%	0.2%

SG&A increased by $0.5 million, mainly due to increases in professional services of $0.5 million, marketing expenses of $0.4 million, severance expense of $0.3 million and medical expenses of $0.2 million. These SG&A expense increases were partially offset by savings in store operational expenses of $0.5 million and in insurance and taxes of $0.3 million. As a percent of net sales, SG&A increased approximately 20 basis points.

Depreciation and Amortization (“D&A”)

	Thirteen Weeks Ended
Depreciation and amortization	August 4, 2018	July 29, 2017	Change
Depreciation and amortization	$2,518	$3,167	$(649)
D&A rate as a percentage of net sales	2.9%	3.7%	(0.8)%

Depreciation and amortization expense decreased primarily due to the sale-leaseback of the corporate facility and a decrease in average store count.

Impairment of Store Assets

	Thirteen Weeks Ended
Impairment of Store Assets	August 4, 2018	July 29, 2017	Change
Impairment of Store Assets	$—	$93	$(93)

There were no non-cash impairment charges relating to long-lived assets for the thirteen weeks ended August 4, 2018 compared to an impairment charge of $0.1 million in the same period last year related to long-lived assets at a small number of store locations.

Operating Loss

	Thirteen Weeks Ended
Operating loss	August 4, 2018	July 29, 2017	Change
Operating loss	$(7,321)	$(7,811)	$490
Operating loss rate as a percentage of net sales	(8.4)%	(9.0)%	0.6%

Our operating loss decreased in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 primarily due to an increase in net sales of $0.8 million and a decline in depreciation and amortization expenses of $0.6 million, partly offset by a SG&A increase of $0.5 million.

Interest expense, net

	Thirteen Weeks Ended
Interest expense, net	August 4, 2018	July 29, 2017	Change
Interest expense, net	$(42)	$(38)	$(4)

The change in interest expense, net is not material.

Income Tax Provision

	Thirteen Weeks Ended
Income tax provision	August 4, 2018	July 29, 2017	Change
Income tax provision	$63	$40	$23

Income tax expense recorded for the thirteen weeks ended August 4, 2018 was $63 thousand compared to income tax expense of $40 thousand for the same period of fiscal 2017. Our effective tax rate was (0.9)% for the thirteen weeks ended August 4, 2018 compared to (0.5)% in the same period last year.

Net earnings

	Thirteen Weeks Ended
Net loss	August 4, 2018	July 29, 2017	Change
Net loss	$(7,426)	$(7,889)	$463
Net loss rate as a percentage of net sales	(8.5)%	(9.1)%	0.6%

Our net loss decrease in the second quarter of fiscal 2018 compared to our net loss in the second quarter of 2017 was primarily due to an increase in net sales and a decline in depreciation and amortization expenses, partly offset by an increase in SG&A.

First Half Fiscal 2018 Results of Operations

The following table presents selected consolidated financial data for the first twenty-six weeks of fiscal 2018 compared to the first twenty-six weeks of fiscal 2017:

	Twenty-six Weeks Ended
(dollars in thousands)	August 4, 2018	July 29, 2017
Net sales	$173,319	$175,173
Merchandise, buying and occupancy costs	121,103	120,007
Gross profit	52,216	55,166
Other operating expenses:
Selling, general and administrative	59,422	60,153
Depreciation and amortization	5,334	6,266
Impairment of store assets	—	163
Total other operating expenses	64,756	66,582
Operating loss	(12,540)	(11,416)
Interest expense, net	(99)	(69)
Loss before income taxes	(12,639)	(11,485)
Income tax provision	106	92
Net loss	$(12,745)	$(11,577)

	Twenty-six Weeks Ended
Rate trends as a percentage of net sales	August 4, 2018	July 29, 2017
Gross margin	30.1%	31.5%
Selling, general, and administrative	34.3%	34.3%
Depreciation and amortization	3.1%	3.6%
Operating loss	(7.2)%	(6.5)%

First Half Fiscal 2018 Summary

•
Net sales decreased 1.1% compared to the same period last year primarily due to a decline in transactions, including a decrease in average store count, partly offset by an increase in average unit retail;

•	Comparable sales decreased 0.9% following a 4.1% decrease in the same period last year;

•	eCommerce sales increased 9.1% following an 18.1% increase in the same period last year;

•
Gross margin rate decreased 140 basis points compared to the same period last year largely driven by an increase in product costs, which have been addressed for the balance of the year, and additional markdowns due to higher beginning of period inventory due to lower than anticipated sales;

•	Net loss aggregated to $12.7 million, a $0.34 loss per share, compared to a net loss of $11.6 million, or $0.31 per share, for the same period last year.

Net Sales

	Twenty-six Weeks Ended
Net sales (in thousands):	August 4, 2018	July 29, 2017	% Change
Net sales	$173,319	$175,173	(1.1)%

The components of the 1.1% net sales decrease in the first half of fiscal 2018 compared to the first half of fiscal 2017 were as follows:

Twenty-six Weeks Ended
Sales driver change components	August 4, 2018
Number of transactions	(5.3)%
Units per transaction	(2.2)%
Average unit retail	5.5%
Other sales	0.9%
Total sales driver change	(1.1)%

Twenty-six Weeks Ended
Comparable sales	August 4, 2018
Comparable sales	(0.9)%

Net sales decreased primarily due to a 5.3% decrease in transactions, including the effects of a 2.9% decrease in average store count, partly offset by an increase in average unit retail of 5.5%. Sales performance improved as the weather became more seasonal during the latter part of the first quarter and the first part of the second quarter as customers responded favorably to spring merchandise.

To supplement our comparable sales measure, we also monitor changes in other store sales metrics as illustrated in the table below:

Twenty-six Weeks Ended
Store metrics	August 4, 2018
Net sales per store % change	(0.7)%
Net sales per square foot % change	(1.1)%

Net sales per store and net sales per square foot decreased mainly due to a decline in transactions partly offset by an increase in average unit retail.

Store count, openings, closings, and square footage for our stores were as follows:

	Store Count						Square Footage (1)
	February 3,			MPW	August 4,	Avg Store	August 4,	February 3,
Stores by Format	2018	Open	Close	Conversions	2018	Count	2018	2018
MPW	314	—	(2)	1	313	314	1,225	1,225
Outlet	78	3	(2)	—	79	79	309	314
Christopher and Banks	37	—	—	(1)	36	36	119	122
C.J. Banks	34	—	—	(1)	33	33	120	123
Total Stores	463	3	(4)	(1)	461	462	1,773	1,784

(1)	Square footage presented in thousands

Average store count in the first half of fiscal 2018 was 462 stores compared to an average store count of 476 stores in the first half of fiscal 2017, a decrease of 2.9%. Average square footage in the first half of fiscal 2018 decreased 2.8% compared to the first half of fiscal 2017.

Gross Profit

	Twenty-six Weeks Ended
Gross profit	August 4, 2018	July 29, 2017	Change
Gross profit	$52,216	$55,166	$(2,950)
Gross margin rate as a percentage of net sales	30.1%	31.5%	(1.4)%

Gross margin rate decreased 140 basis points primarily driven by an increase in product costs, which have been addressed for the balance of the year, and additional markdowns due to higher beginning of period inventory due to lower than anticipated sales.

Selling, General, and Administrative (“SG&A”) Expenses

	Twenty-six Weeks Ended
Selling, general, and administrative	August 4, 2018	July 29, 2017	Change
Selling, general, and administrative	$59,422	$60,153	$(731)
SG&A rate as a percentage of net sales	34.3%	34.3%	—%

SG&A decreased by $0.7 million, mainly due to lower store operating expenses of $1.5 million and lower insurance and tax expenses of $0.7 million. These SG&A expense savings were partially offset by increases in professional services of $0.8 million, marketing expenses of $0.8 million and severance expense of $0.3 million. As a percent of net sales, SG&A remained flat.

Depreciation and Amortization (“D&A”)

	Twenty-six Weeks Ended
Depreciation and amortization	August 4, 2018	July 29, 2017	Change
Depreciation and amortization	$5,334	$6,266	$(932)
D&A rate as a percentage of net sales	3.1%	3.6%	(0.5)%

Depreciation and amortization expense decreased primarily due to the sale-leaseback of the corporate facilities and a decrease in average store count.

Impairment of Store Assets

	Twenty-six Weeks Ended
Impairment of Store Assets	August 4, 2018	July 29, 2017	Change
Impairment of Store Assets	$—	$163	$(163)

There were no non-cash impairment charges relating to long-lived assets for the twenty-six weeks ended August 4, 2018 compared to an impairment charge of $0.2 million in the same period last year related to long-lived assets at a small number of store locations.

Operating Loss

	Twenty-six Weeks Ended
Operating loss	August 4, 2018	July 29, 2017	Change
Operating loss	$(12,540)	$(11,416)	$(1,124)
Operating loss rate as a percentage of net sales	(7.2)%	(6.5)%	(0.7)%

Our operating loss increased in the first half of fiscal 2018 compared to the first half of fiscal 2017 primarily due to a 140 basis point gross margin rate decline and a net sales decrease of $1.9 million, partly offset by a depreciation and amortization expense decrease of $0.9 million and a SG&A decrease of $0.7 million.

Interest expense, net

	Twenty-six Weeks Ended
Interest expense, net	August 4, 2018	July 29, 2017	Change
Interest expense, net	$(99)	$(69)	$(30)

The change in interest expense, net is not material.

Income Tax Provision

	Twenty-six Weeks Ended
Income tax provision	August 4, 2018	July 29, 2017	Change
Income tax provision	$106	$92	$14

Income tax expense recorded for the twenty-six weeks ended August 4, 2018 was $106 thousand compared to income tax expense of $92 thousand for the same period of fiscal 2017. Our effective tax rate was (0.8)% for both the twenty-six weeks ended August 4, 2018 and in the same period last year.

Net earnings

	Twenty-six Weeks Ended
Net loss	August 4, 2018	July 29, 2017	Change
Net loss	$(12,745)	$(11,577)	$(1,168)
Net loss rate as a percentage of net sales	(7.4)%	(6.6)%	(0.8)%

Our net loss increase in the first half of fiscal 2018 compared to our net loss in the first half of 2017 was primarily due to a gross margin rate decline and net sales decrease partly offset by a decrease in depreciation and amortization and SG&A expenses.

Fiscal 2018 Outlook

We are working to implement a number of strategic priorities, including actions to enhance her shopping experience with a well-curated merchandise offering; deliver compelling promotions that support our financial goals; leverage our omni-channel capabilities, and attract new customers and grow our customer file. We also will continue to evaluate the business for further cost saving opportunities.

During the remainder of fiscal 2018, we plan to close 1 CB store, 1 CJ store, 1 Outlet store, and 1 MPW store. We plan to open 2 Outlet stores and 2 MPW stores. Average square footage for the year is expected to be down approximately 2.4% as compared to fiscal 2017 and down 2.2% in the third quarter as compared to the same period last year.

We continue to expect capital expenditures for the fiscal year to range between $3.0 million and $4.0 million representing investments in store relocations, merchandising technology applications, and the continued development of our omni-channel capabilities.

We expect our taxes for the year to be nominal and to represent minimum fees and taxes.

Future Outlook

Through our continued progress on our strategic initiatives, we expect to achieve modest sales per store increases in brick and mortar stores and double digit growth in eCommerce. We also plan to achieve improved gross margin through merchandise margin expansion due to reduced discounting and higher penetration of full price sales, supply chain savings, and improved occupancy leverage.

We intend to realize our expense reduction initiative through our engagement of a third party non-merchandise procurement partner as well as a thorough review and right-sizing of all spending. We expect this to result in SG&A leverage throughout fiscal 2019.

We believe these efforts will deliver improved gross margin, drive year over year sales growth, and achieve meaningful improvement in earnings and cash flow for fiscal 2019.

Liquidity and Capital Resources

Cash flow and liquidity

Summary

We expect to operate our business and execute our strategic initiatives principally with funds generated from operations and, if necessary, from our amended and restated credit agreement (the “Credit Facility”) with Wells Fargo, subject to compliance with all covenants and other financial provisions of the Credit Facility. To supplement our financial flexibility, the Company completed a sale-leaseback transaction of the Company’s corporate facility for $13.7 million in the first quarter of fiscal 2018. As part of the sale-leaseback transaction, the Company has $1.6 million in escrow for certain repairs to the property.

The following table summarizes our cash and cash equivalents as of the end of the first half of fiscal 2018 and the end of fiscal 2017:

(in thousands)	August 4, 2018	February 3, 2018
Cash and cash equivalents	$23,114	$23,077

Cash and cash equivalents remained flat compared to the end of fiscal 2017. During the period, the Company received proceeds on the sale of the corporate facility as part of the sale-leaseback transaction, partly offset by the net loss in the first half of fiscal 2018.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the first half of fiscal 2018 compared to the first half of 2017:

	Twenty-six Weeks Ended
(in thousands)	August 4, 2018	July 29, 2017
Net cash used in operating activities	$(11,386)	$(9,277)
Net cash provided by (used in) investing activities	11,607	(3,150)
Net cash used in financing activities	(184)	(6)
Net increase (decrease) in cash and cash equivalents	$37	$(12,433)

Operating Activities

The increase in cash used in operating activities in the first half of fiscal 2018 compared to the first half of fiscal 2017 was primarily due to an increase in the net loss for the twenty-six week period and a decrease in depreciation expense due to the corporate facility sale-leaseback transaction as well as a lower average store count compared to the same period last year. Net seasonal changes in working capital were relatively flat compared to the same period last year.

Investing Activities

The increase in cash provided by investing activities in the first half of fiscal 2018 compared to the first half of fiscal 2017 was mainly attributable to the proceeds from the sale of the corporate facility as part of a sale-leaseback transaction. The gross sale proceeds were $13.7 million. Capital expenditures for the first half of fiscal 2018 were approximately $1.7 million, which primarily reflected investments in technology associated with our omni-channel and merchandising capabilities and expenditures supporting new stores.

Financing Activities

Financing activities in the first half of fiscal 2018 and 2017 were due to the payment of deferred financing costs and to a small number of shares redeemed by employees to satisfy payroll tax obligations.

We have not paid any dividends in the last three fiscal years.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents and our Credit Facility are our most significant sources of liquidity. We believe that our sources of liquidity will be sufficient to sustain operations and to finance anticipated capital investments and strategic initiatives over the next twelve months. However, in the event our liquidity is not sufficient to meet our operating needs, we may be required to limit our spending. There can be no assurance that we will generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing facilities or obtain additional financing, if necessary, on favorable terms.

The Credit Facility with Wells Fargo was amended and extended on August 3, 2018. The current expiration date is August 3, 2023. The Credit Facility amendment supplements the Company’s existing $50.0 million revolving credit facility by adding a new $5.0 million revolving “first-in, last-out” (“FILO Facility”) tranche, subject to the borrowing base restrictions applicable to the FILO Facility. The Company must draw under the FILO facility before making any borrowings under the revolving Credit Facility.

In addition to these changes, the amendment eliminates availability against the Company’s real property, which was the subject of a sale-leaseback transaction.

There were no outstanding borrowings under the Credit Facility as of August 4, 2018 and July 29, 2017. The total Borrowing Base at August 4, 2018 was approximately $29.6 million. As of August 4, 2018, the Company had open on-demand letters of credit of approximately $6.7 million. Accordingly, after reducing the Borrowing Base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the Borrowing Base, the net availability of revolving credit loans under the Credit Facility was approximately $22.2 million at August 4, 2018.

See Note 4 - Credit Facility for additional details regarding our Credit Facility, including a description of the sole financial covenant, with which we were in compliance as of August 4, 2018.

In the first quarter of fiscal 2018, the Company completed the closing of a sale-leaseback transaction of the Company’s corporate facility for gross proceeds of $13.7 million, providing greater liquidity.

Sourcing

There have been no material changes to our ratio of imports to total merchandise purchases or concentration of supplier purchases in the thirteen weeks ended August 4, 2018 compared to the fiscal 2017 year ended February 3, 2018. The Company is phasing out sourcing product from one of its largest vendors, which is expected to be completed early next fiscal year. The Company is in the process of sourcing inventory from alternative vendors. In connection with this transition, the Company does not anticipate that there will be a disruption in its supply of inventory of any significance, if at all.

Quarterly Results and Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, consumer confidence, customer response to our seasonal merchandise mix, timing of new store openings, adverse weather conditions, and shifts in the timing of certain holidays and shifts in the timing of promotional events.

Inflation

We do not believe that inflation had a material effect on our results of operations for the thirteen or twenty-six week periods ended August 4, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to, and management of our market risks, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. There have been no material changes to our exposure to, and management of our market risks in the thirteen weeks ended August 4, 2018.

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

The Company carried out an evaluation as of the end of the period covered by this report (the “Evaluation Date”), under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of August 4, 2018 the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Controls

There were no significant changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the Evaluation Date. Furthermore, there was no change in our internal control over financial reporting during the quarter ended August 4, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The ultimate resolution of legal matters can be inherently uncertain and, for some matters, we may be unable to predict the ultimate outcome, determine whether a liability has been incurred or make an estimate of the reasonably possible liability that could result from an unfavorable outcome because of these uncertainties. We do not, however, currently believe that the resolution of any pending matter will have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS

In addition to the other information discussed in this report, the risk factors described in Part I, Item 1A. Risk Factors in our 2017 Annual Report on Form 10-K for the fiscal period ended February 3, 2018, should be considered as they could materially affect our business, financial condition or future results. These are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or operating results. There have not been any material changes with respect to the risks described in our 2017 Form 10-K, except for the following:

We are currently out of compliance with the New York Stock Exchange’s (“NYSE”) listing requirements, and we are at risk of the NYSE delisting our common stock, which could materially impair the liquidity and value of our common stock.

We are currently listed on the NYSE. On June 14, 2018, the Company received written notice from the NYSE that it is not in compliance with the continued listing standards set forth in Section 8 of the NYSE Listed Company Manual. The Company is considered below the criteria established by the NYSE for continued listing because (i) its average market capitalization has been less than $50 million over a consecutive 30 trading-day period, and at the same time its stockholders’ equity was less than $50 million, and (ii) its 30-day average closing price was below $1.00. As a result, we are required to bring our share price and consecutive 30 trading-day average share price, as measured on the last trading day of any calendar month during the sixth month period following receipt of the NYSE notice above $1.00 per share or the NYSE may commence suspension and delisting procedures. In addition, if our common stock price remains below the $1.00 per share threshold and falls to the point where the NYSE considers the stock price to be “abnormally low”, the NYSE has the discretion to begin delisting procedures immediately.

We have submitted a continued listing plan (“Plan”) to the NYSE that outlines the steps we are taking to regain compliance with the market capitalization and stockholders’ equity listing standard within eighteen months. On August 23, 2018 the NYSE notified us that they accepted our Plan, subject to quarterly reviews by the NYSE Listing and Compliance Committee to ensure progress against the Plan. The Company’s common stock continues to trade on the NYSE. The current noncompliance with the standards described above does not affect the Company’s ongoing business operations or its reporting requirements with the Securities and Exchange Commission.

If the NYSE were to delist our common stock, it could: (i) reduce the liquidity and, quite possibly, the market price of our common stock; (ii) reduce the number of institutional investors willing to hold or acquire our common stock, which could negatively affect our ability to raise equity financing; (iii) limit our access to public capital markets; (iv) impair our ability to provide equity incentives that would be attractive to our employees; (v) significantly impair our ability to use our common stock as consideration for acquisitions of other companies; (vi) result in a limited availability for market quotations for our common stock; and (vii) result in the loss of analyst coverage of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning purchases of our common stock for the quarter ended August 4, 2018:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid per Share	Programs	Programs
5/6/18 - 6/2/18	2,126	$1.06	—	$—
6/3/18 - 7/7/18	2,126	0.84	—	—
7/8/18 - 8/4/18	2,126	1.01	—	—
Total	6,378		—	—

(1)
The shares of common stock in this column represent shares surrendered to us by stock plan participants in order to satisfy minimum withholding tax obligations related to the vesting of restricted stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit	Description
4.1*	Form of certificate for shares of common stock of Christopher & Banks Corporation
10.1**	Christopher & Banks Corporation 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 18, 2018)
10.2**
Christopher & Banks Corporation 2013 Directors' Equity Incentive Plan, as amended effective June 13, 2018 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 18, 2018)

10.3**
Form of Christopher & Banks Corporation Restricted Stock Award Agreement under the Christopher & Banks Corporation 2013 Directors' Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on June 18, 2018)

10.4**
Form of Christopher & Banks Corporation Restricted Stock Unit Agreement under the Christopher & Banks Corporation 2013 Directors' Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on June 18, 2018)

10.5**
Form of Non-Qualified Stock Option Agreement under the Christopher & Banks Corporation 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 27, 2018)

10.6**
Form of Time-Based Restricted Stock Agreement under the Christopher & Banks Corporation 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 27, 2018)

10.7**
Non-Qualified Stock Option Agreement effective as of July 9, 2018 between Richard Bundy and Christopher & Banks Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed on July 11, 2018)

10.8**
Time-Based Restricted Stock Agreement effective as of July 9, 2018 between Richard Bundy and Christopher & Banks Corporation (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed on July 11, 2018)

10.9
Second Amendment, dated August 3, 2018, to the Second Amended and Restated Credit Agreement, dated July 12, 2012, by and among Christopher & Banks Corporation, Christopher & Banks, Inc. and Christopher & Banks Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 6, 2018)

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Christopher & Banks Corporation for the fiscal quarter ended August 4, 2018, formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements

*   Filed with this report
** Management agreement or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated: September 6, 2018	By:	/s/ Keri L. Jones
Keri L. Jones
President, Chief Executive Officer
(Principal Executive Officer)

Dated: September 6, 2018	By:	/s/ Richard Bundy
Richard Bundy
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)