Form 10-Q
period 2018-11-03
CHRISTOPHER & BANKS CORP
filed 2018-12-06
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2018
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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  YES  ☐  NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑  YES  ☐  NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  YES ☑  NO
As of November 30, 2018 there were 38,445,882 shares of the registrant's common stock outstanding.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	November 3, 2018	February 3, 2018
ASSETS
Current assets:
Cash and cash equivalents	$15,509	$23,077
Accounts receivable	3,649	2,626
Merchandise inventories	47,784	41,361
Prepaid expenses and other current assets	3,866	2,715
Income taxes receivable	155	172
Total current assets	70,963	69,951
Property, equipment and improvements, net	34,604	47,773
Other non-current assets:
Deferred income taxes	597	597
Other assets	1,370	1,043
Total other non-current assets	1,967	1,640
Total assets	$107,534	$119,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,866	$20,825
Accrued salaries, wages and related expenses	3,862	5,309
Accrued liabilities and other current liabilities	23,861	26,201
Total current liabilities	53,589	52,335
Non-current liabilities:
Deferred lease incentives	6,673	7,762
Deferred rent obligations	6,422	6,621
Other non-current liabilities	9,158	2,237
Total non-current liabilities	22,253	16,620

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 48,239 and 47,625 shares issued, and 38,448 and 37,834 shares outstanding at November 3, 2018 and February 3, 2018, respectively	482	475
Additional paid-in capital	128,506	127,652
Retained earnings	15,415	34,993
Common stock held in treasury, 9,791 shares at cost at November 3, 2018 and February 3, 2018	(112,711)	(112,711)
Total stockholders’ equity	31,692	50,409
Total liabilities and stockholders’ equity	$107,534	$119,364

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Net sales	$91,288	$98,468	$264,607	$273,642
Merchandise, buying and occupancy costs	64,095	65,229	185,198	185,237
Gross profit	27,193	33,239	79,409	88,405
Other operating expenses:
Selling, general and administrative	30,488	31,802	89,911	91,956
Depreciation and amortization	2,463	2,976	7,796	9,242
Impairment of store assets	2,999	—	2,999	163
Total other operating expenses	35,950	34,778	100,706	101,361
Operating loss	(8,757)	(1,539)	(21,297)	(12,956)
Interest expense, net	(37)	(38)	(136)	(107)
Loss before income taxes	(8,794)	(1,577)	(21,433)	(13,063)
Income tax provision	23	45	129	136
Net loss	$(8,817)	$(1,622)	$(21,562)	$(13,199)

Other comprehensive income, net of tax	—	—	—	—
Comprehensive loss	$(8,817)	$(1,622)	$(21,562)	$(13,199)

Basic loss per share:
Net loss	$(0.24)	$(0.05)	$(0.58)	$(0.36)
Basic shares outstanding	37,602	37,285	37,459	37,178

Diluted loss per share:
Net loss	$(0.24)	$(0.05)	$(0.58)	$(0.36)
Diluted shares outstanding	37,602	37,285	37,459	37,178

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Thirty-nine Weeks Ended
	November 3, 2018	October 28, 2017
Cash flows from operating activities:
Net loss	$(21,562)	$(13,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,796	9,242
Impairment of store assets	2,999	163
Deferred income taxes, net	—	25
Amortization of financing costs	47	47
Deferred lease-related liabilities	(854)	(866)
Stock-based compensation expense	888	859
Changes in operating assets and liabilities:
Accounts receivable	(1,023)	(1,648)
Merchandise inventories	(6,423)	(14,597)
Prepaid expenses and other assets	(1,290)	(1,260)
Income taxes receivable	16	273
Accounts payable	4,904	8,640
Accrued liabilities	(3,076)	(2,089)
Other liabilities	(313)	1,743
Net cash used in operating activities	(17,891)	(12,667)
Cash flows from investing activities:
Purchases of property, equipment and improvements	(2,744)	(4,447)
Proceeds from sale of assets	13,329	—
Net cash provided by (used in) investing activities	10,585	(4,447)
Cash flows from financing activities:
Shares redeemed for payroll taxes	(27)	(25)
Proceeds from short-term borrowings	9,100	—
Payments of short-term borrowings	(9,100)	—
Payments of deferred financing costs	(235)	—
Net cash used in financing activities	(262)	(25)
Net decrease in cash and cash equivalents	(7,568)	(17,139)
Cash and cash equivalents at beginning of period	23,077	35,006
Cash and cash equivalents at end of period	$15,509	$17,867
Supplemental cash flow information:
Interest paid	$141	$107
Income taxes paid (refunded)	$130	$(263)
Accrued purchases of equipment and improvements	$803	$288

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 — Basis of Presentation

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Christopher & Banks Corporation and its subsidiaries (collectively referred to as “Christopher & Banks”, “the Company”, “we” or “us”) pursuant to the current rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC"). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been omitted, pursuant to such rules and regulations. These unaudited condensed consolidated financial statements, except the condensed consolidated balance sheet as of February 3, 2018 derived from the Company's audited financial statements, should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal adjustments, except as otherwise stated in these notes, considered necessary to present fairly our financial position, results of operations, and cash flows as of November 3, 2018, October 28, 2017 and for all periods presented.

Recently issued accounting pronouncements

In August 2018, the SEC adopted a final rule under SEC Release No. 33-10532, Disclosure Update and Simplification that amends certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments also expanded the disclosure requirements on the analysis of shareholders' equity for interim financial statements, in which registrants must now analyze changes in shareholders’ equity, in the form of reconciliation, for the current and comparative year-to-date periods, with subtotals for each interim period. This final rule was effective on November 5, 2018. The Company has adopted all relevant disclosure requirements, with the exception of the shareholders’ equity interim disclosures, which is allowed to be adopted in a future interim period. The Company will include a consolidated statement of shareholders' equity with its interim financial statements beginning with the fiscal quarter ending April 4, 2019.

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which requires that any lease arrangements longer than twelve months result in an entity recognizing an asset and liability on its balance sheet. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company has elected to apply the standard on a prospective basis with an adjustment to retained earnings in the first period of adoption. The Company is currently evaluating the guidance and its impact on our consolidated financial statements and the related internal controls over financial reporting. The Company expects the adoption of this standard will have a material impact on its consolidated balance sheet for recognition of lease-related assets and liabilities. We will adopt the ASU beginning in the first quarter of fiscal 2019.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period among the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public companies for fiscal years and interim periods within those years beginning after December 15, 2017. There was no adjustment to prior year financial statements as the Company had no restricted cash in prior years. As of November 3, 2018, the Company included $1.4 million of restricted cash in cash and cash equivalents within the statement of cash flows related to cash held in escrow in conjunction with the sale-leaseback transaction.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The Company adopted ASC Topic 606, Revenue from Contracts with Customers and all the related amendments on February 4, 2018 using the modified retrospective method for all contracts. The additional disclosures required by the ASU have been included in Note 6 Revenue. Results for reporting periods beginning February 4, 2018 reflect the application of ASC Topic 606, while the results for prior reporting periods were prepared under the guidance of ASC Topic 605, Revenue Recognition. We recorded a net increase to opening equity of $2.0 million as of February 4, 2018 due to the cumulative impact of adopting the new standard, with the impact primarily related to the recognition of gift card breakage.

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

Impact on Financial Statements
The following tables summarize the impact of adopting ASC Topic 606 on the Company’s condensed consolidated financial statements as of and for the thirteen and thirty-nine weeks ended November 3, 2018 (in thousands):

	As reported	Balance without adoption of ASC 606	Effect of change higher/(lower)
Condensed Consolidated Balance Sheet
Assets
Merchandise inventories	$47,784	$48,474	$(690)
Prepaid expenses and other current assets	3,866	3,176	690

Liabilities
Accrued liabilities and other current liabilities	23,861	23,980	(119)

Equity
Retained earnings	15,415	15,296	119

	Thirteen weeks ended November 3, 2018			Thirty-nine weeks ended November 3, 2018
	As reported	Balance without adoption of ASC 606	Effect of change higher/(lower)	As reported	Balance without adoption of ASC 606	Effect of change higher/(lower)
Condensed Consolidated Statement of Operations and Comprehensive Loss
Net sales	$91,288	$91,260	$28	$264,607	$264,488	$119
Net loss	(8,817)	(8,845)	28	(21,562)	(21,681)	119

Net loss per share:
Basic	$(0.24)	$(0.24)	$0.00	$(0.58)	$(0.58)	$0.00
Diluted	$(0.24)	$(0.24)	$0.00	$(0.58)	$(0.58)	$0.00

We reviewed all other significant newly-issued accounting pronouncements and concluded they are either not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.

NOTE 2 — Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following (in thousands):

Description	November 3, 2018	February 3, 2018
Land	$—	$1,597
Corporate office, distribution center and related building improvements	—	12,753
Store leasehold improvements	46,813	50,094
Store furniture and fixtures	66,093	70,447
Corporate office and distribution center furniture, fixtures and equipment	5,045	5,053
Computer and point of sale hardware and software	33,830	33,126
Construction in progress	2,666	1,275
Total property, equipment and improvements, gross	154,447	174,345
Less accumulated depreciation and amortization	(119,843)	(126,572)
Total property, equipment and improvements, net	$34,604	$47,773

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

Due to declining sales and continued operating losses, the Company performed an impairment analysis during the period ended November 3, 2018. Leasehold improvements, store furniture and fixtures at certain under performing stores, and stores identified for closure were analyzed for impairment. As a result of this analysis, the Company recorded a $3.0 million long-lived asset impairment during the thirteen week period ended November 3, 2018. The Company recorded no long-lived asset impairment during the thirteen week period ended October 28, 2017 and $0.2 million of long-lived asset impairment during the thirty-nine weeks ended October 28, 2017.

Sale-Leaseback

On April 27, 2018, the Company completed the sale of and entered into an agreement to leaseback its corporate headquarters facility, including the distribution center, in Plymouth, Minnesota. The agreement provided for the sale of the facility for a purchase price of $13.7 million and the subsequent leaseback of the facility for a 15-year period. The lease is classified as an operating lease. As a result of this transaction, the Company recorded a deferred gain of $7.7 million. The Company is recognizing this deferred gain on a straight-line basis over the the term of the lease. The Company recognized $0.1 million and $0.3 million of this deferred gain in the condensed consolidated statements of operations and comprehensive loss during the thirteen and thirty-nine weeks ended November 3, 2018. As of November 3, 2018, the unamortized deferred gain is $7.5 million of which $7.0 million is reflected in the condensed consolidated balance sheet under other non-current liabilities, with the remaining $0.5 million included as a component of accrued liabilities and other current liabilities. As part of the transaction, the Company deposited $1.7 million in escrow for certain repairs to the building. As of November 3, 2018, $1.4 million remained in escrow for repairs to the building. This amount is considered to be restricted cash and is included within cash and cash equivalents on the condensed consolidated balance sheet.

NOTE 3 — Accrued Liabilities

Accrued liabilities and other current liabilities consisted of the following (in thousands):

	November 3, 2018	February 3, 2018
Gift card and store credit liabilities	$2,430	$6,931
Accrued Friendship Rewards Program loyalty liability	4,420	3,539
Accrued income, sales and other taxes payable	1,507	1,587
Accrued occupancy-related expenses	3,690	3,432
Sales return reserve	1,631	1,079
eCommerce obligations	4,625	3,824
Other accrued liabilities	5,558	5,809
Total accrued liabilities and other current liabilities	$23,861	$26,201

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

In addition to these changes, the Second Amendment eliminates availability against the Company's real property, which was the subject of a sale-leaseback transaction on April 27, 2018. The Company has recorded approximately $0.2 million of deferred financing costs during the thirty-nine weeks ended November 3, 2018 in connection with the Second Amendment. The deferred financing costs have been combined with the balance of the deferred financing costs remaining from the prior amendment on September 8, 2014. Deferred financing costs are included in other assets on the condensed consolidated balance sheet and are being amortized as interest expense over the related term of the Second Amendment.

The Credit Facility contains customary events of default and various affirmative and negative covenants. The sole financial covenant contained in the Credit Facility requires the Company to maintain Availability at least equal to the greater of (a) ten percent (10%) of the borrowing base or (b) $3.0 million. In addition, the Credit Facility permits the payment of dividends to the Company's stockholders if certain financial conditions are met. The Company was in compliance with all financial covenants and other financial provisions of the Credit Facility as of November 3, 2018.

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

There were no outstanding borrowings under the Credit Facility as of November 3, 2018 and October 28, 2017. The total Borrowing Base at November 3, 2018 was approximately $42.8 million. As of November 3, 2018, the Company had open on-

demand letters of credit of approximately $6.8 million. Accordingly, after reducing the Borrowing Base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the Borrowing Base, the net availability of revolving credit loans under the Credit Facility was approximately $33.4 million at November 3, 2018.

NOTE 5 — Income Taxes

For the thirteen weeks ended November 3, 2018, the Company recorded income tax expense of $23 thousand, or an effective rate of (0.3)%, compared to income tax expense of $45 thousand, or an effective rate of (2.9)%, for the third quarter of fiscal 2017. For the thirty-nine weeks ended November 3, 2018, the Company recorded income tax expense of $129 thousand, or an effective rate of (0.6)%, compared to income tax expense of $136 thousand, or an effective rate of (1.0)%, for the same period of fiscal 2017. The income tax provisions for the fiscal 2018 and 2017 periods are primarily driven by state taxes.

As of November 3, 2018, the possibility of future cumulative losses still exists. Accordingly, the Company has continued to maintain a valuation allowance against its net deferred tax assets. A small deferred tax asset remains related to certain state tax benefits. The Company has federal and state net operating loss ("NOL") carryforwards which will reduce future taxable income. Approximately $26.1 million in net federal tax benefits are available from these federal loss carryforwards. An additional $0.7 million is available in net tax credit carryforwards. The state loss carryforwards are expected to result in net state tax benefits of approximately $4.5 million.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With few exceptions, the Company or its subsidiaries are no longer subject to examination prior to tax years before fiscal 2014. The Company does not have any ongoing income tax audits.

The Tax Cuts and Jobs Act ("the Act") was enacted on December 22, 2017. The Act reduced the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018. The income tax effects of the Act required the remeasurement of our deferred tax assets and liabilities in accordance with ASC Topic 740, Income Taxes. The SEC staff issued Staff Accounting Bulletin No. 118 ('SAB 118') that allows companies to record provisional estimates of the impacts of the Act during a measurement period of up to one year from the enactment, which is similar to the measurement period used when accounting for business combinations. The Company has estimated the effects of the Act, and those estimates have been reflected in our fiscal 2017 and 2018 financial statements.

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
Right of return
As part of our merchandise sales, we offer customers a right of return on merchandise that lapses based on the original purchase date. The Company estimates the amount of sales that may be returned by our customers and records this estimate as a reduction of revenue in the period in which the related revenues are recognized. We utilize historical and industry data to estimate the total return liability. Conversely, the reduction in revenue results in a corresponding reduction in merchandise, buying and occupancy costs which results in a contract asset for the anticipated merchandise returned. The total reduction in revenue from estimated returns was $1.6 million as of November 3, 2018, which is included within accrued liabilities and other current liabilities in the condensed consolidated balance sheet.
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
As of November 3, 2018, the Company recorded $4.4 million in deferred revenue associated with the program, which is included in accrued liabilities and other current liabilities in the condensed consolidated balance sheet.
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
As of November 3, 2018, the Company had $2.4 million of deferred revenue associated with the issuance of gift cards, which is included in accrued liabilities and other current liabilities in the condensed consolidated balance sheet.
Private label credit card
The Company offers a private label credit card ("PLCC") which bears the Christopher and Banks brand name offered under an agreement with Comenity Bank. Pursuant to this agreement, there are several obligations on behalf of Comenity Bank that impact the recording of revenue.
As part of the agreement, the Company received a signing bonus. We have determined that the benefits associated with signing the agreement are recognized over time throughout its term. This is the most accurate depiction of the transfer of services as the customer receives and consumes the benefits by obtaining and having the ability to use financing through Comenity Bank for purchases within our brick and mortar and eCommerce sales channels throughout the agreement's term. As of November 3, 2018, the Company had $1.7 million recorded as deferred revenue associated with the signing bonus, of which $0.3 million is included in accrued liabilities and other current liabilities and the remaining $1.4 million is included in other non-current liabilities in the condensed consolidated balance sheet. The Company recorded $0.1 million and $0.2 million into revenue for the thirteen week and thirty-nine week periods ended November 3, 2018 associated with the signing bonus.
The Company records revenue associated with royalties received for purchases made using the PLCC. Royalty revenue is recognized based on the total amount to which we have a right to invoice in accordance with the practical expedient included in ASC Topic 606, Revenue from Contracts with Customers. Therefore, royalty revenue is recognized in the period in which the related purchases are recognized.
The Company receives a performance bonus based on the total amount of new accounts that are opened during the year. We have determined that this is a form of variable consideration. Variable consideration is recorded if, in the Company’s judgment, it is probable that a significant future reversal of revenue under the contract will not occur. For the thirteen week and thirty-nine week periods ended November 3, 2018, the Company met certain performance metrics within the contract and recorded a small amount of revenue associated with performance bonuses.

Disaggregation of revenue
The following table provides information about disaggregated revenue by sales channel. All revenue illustrated below is included within our one reportable segment.

	Thirteen Weeks Ended	Thirty-nine Weeks Ended
	November 3, 2018	November 3, 2018
Brick and mortar stores	$69,245	$204,015
eCommerce sales	22,338	60,348
Other	(295)	244
Net sales	$91,288	$264,607

Amounts included within other revenue relate to revenues earned from our private label credit card, net of any revenue adjustments and accruals.

Contract balances

The following table provides information about contract assets and liabilities from contracts with customers (in thousands):

	Contract Liabilities
	Current	Non-Current
Contract Balances - February 4, 2018
Right of return	$1,079	$—
Friendship Rewards Program	3,501	—
Gift card revenue	4,986	—
Private label credit card	274	1,622
Total	$9,840	$1,622

Contract Balances - November 3, 2018
Right of return	$1,631	$—
Friendship Rewards Program	4,420	—
Gift card revenue	2,430	—
Private label credit card	274	1,416
Total	$8,755	$1,416

The Company recognized revenue of $0.8 million and $4.0 million in the thirteen week and thirty-nine week periods ended November 3, 2018, respectively, related to contract liabilities recorded at the beginning of the period. Such revenues were comprised of the redemption and forfeiture of Friendship Rewards Program discount certificates, redemption of gift cards, and amortization of the PLCC signing bonus. The Company does not have any material contract assets as of November 3, 2018.
For the thirteen and thirty-nine week periods ended November 3, 2018, the Company did not recognize any revenue resulting from changes in the estimated variable consideration to be received associated with performance obligations satisfied or partially satisfied in prior periods.

Transaction price allocated to remaining performance obligations
The following table includes the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied as of November 3, 2018:

	Remainder of
	Fiscal 2018	Fiscal 2019	Thereafter
Private label credit card	$69	$274	$1,348
Total	$69	$274	$1,348

Contract Costs
The Company has not incurred any costs to obtain or fulfill a contract.

NOTE 7 — Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share (“EPS”) shown on the face of the accompanying condensed consolidated statement of operations:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Numerator (in thousands):
Net loss attributable to Christopher & Banks Corporation	$(8,817)	$(1,622)	$(21,562)	$(13,199)
Denominator (in thousands):
Weighted average common shares outstanding - basic	37,602	37,285	37,459	37,178
Dilutive shares	—	—	—	—
Weighted average common and common equivalent shares outstanding - diluted	37,602	37,285	37,459	37,178
Net loss per common share:
Basic	$(0.24)	$(0.05)	$(0.58)	$(0.36)
Diluted	$(0.24)	$(0.05)	$(0.58)	$(0.36)

Total stock options of approximately 4.2 million and 2.6 million were excluded from the shares used in the computation of diluted earnings per share for the thirteen week periods ended November 3, 2018 and October 28, 2017, as they were anti-dilutive. Total stock options of approximately 4.1 million and 2.6 million were excluded from the shares used in the computation of diluted earnings per share for the thirty-nine week periods ended November 3, 2018 and October 28, 2017, as they were anti-dilutive.

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

Assets that are Measured at Fair Value on a Non-recurring Basis:

The following table summarizes certain information for non-financial assets for the thirty-nine weeks ended November 3, 2018 and the fiscal year ended February 3, 2018, that are measured at fair value on a non-recurring basis in periods subsequent to an initial recognition period. The Company places amounts into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Thirty-nine Weeks Ended	Fiscal Year Ended
Long-Lived Assets Held and Used (in thousands):	November 3, 2018	February 3, 2018
Carrying value	$3,444	$318
Fair value measured using Level 3 inputs	$445	$—
Impairment charge	$2,999	$318

All of the fair value measurements included in the table above were based on significant unobservable inputs (Level 3). The Company determines fair value for measuring assets on a non-recurring basis using a discounted cash flow approach as discussed in Note 2, Property, Plant and Equipment. In determining future cash flows, the Company uses its best estimate of future operating results, which requires the use of significant estimates and assumptions, including estimated sales, merchandise margin and expense levels, and the selection of an appropriate discount rate; therefore, differences in the estimates or assumptions could produce significantly different results. General economic uncertainty impacting the retail industry and continuation of recent trends in company performance makes it reasonably possible that additional long-lived asset impairments could be identified and recorded in future periods.

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

As of November 3, 2018, we operated 461 stores in 45 states, including 314 Missy, Petite, Women ("MPW") stores, 80 outlet stores, 35 Christopher & Banks ("CB") stores, and 32 C.J. Banks ("CJ") stores. Our CB brand offers unique fashions and accessories featuring exclusively designed assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P. Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W. Our MPW concept and outlet stores offer an assortment of both CB and CJ apparel servicing the Missy, Petite and Women-sized customer in one location.

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

Deliver compelling promotions that support our financial goals
We intend to better leverage our data and tools to execute a marketing and promotional strategy that will drive traffic and conversion while expanding gross margins. We are committed to our value proposition that recognizes our customer is drawn to the style, quality and value that we offer. With the assistance of data analytics, we believe there is an opportunity to better leverage our data to drive fewer, more meaningful promotions. We will continue to analyze, test, react and refine our promotional strategy in an effort to ensure that we are providing the most attractive offers for our customer, which support our financial goals.

Leverage our omni-channel capabilities
Our omni-channel strategy is designed to provide our customers with a seamless shopping experience allowing her to shop when and where she wants. New flexible fulfillment options should also allow us to leverage our total inventory across channels to drive sales and lower costs. In January 2018, we launched buy online, ship to store. We are in the process of rolling out and optimizing buy online, ship from store and we will pilot buy online, pick up in store by the end of the fall season. Additionally, while we have a well established and growing eCommerce business, we see an opportunity to improve our website experience. This includes enhancing product recommendation capabilities, increasing site speed, and making it easier for her to create and access her account. We believe these enhancements will further improve her online experience and drive higher sales on our site.

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

Comparable sales, a non-GAAP measure, can vary across the retail industry. As a result, our comparable sales calculation is not necessarily comparable to similarly titled measures reported by other companies.

Other performance metrics
To supplement our comparable sales performance measure, we also monitor changes in net sales, net sales per store, net sales per gross square foot, gross profit, gross margin rate, operating income, cash, inventory and liquidity.

Third Quarter Fiscal 2018 Results of Operations

The following table presents selected consolidated financial data for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017:

	Thirteen Weeks Ended
(dollars in thousands)	November 3, 2018	October 28, 2017
Net sales	$91,288	$98,468
Merchandise, buying and occupancy costs	64,095	65,229
Gross profit	27,193	33,239
Other operating expenses:
Selling, general and administrative	30,488	31,802
Depreciation and amortization	2,463	2,976
Impairment of store assets	2,999	—
Total other operating expenses	35,950	34,778
Operating loss	(8,757)	(1,539)
Interest expense, net	(37)	(38)
Loss before income taxes	(8,794)	(1,577)
Income tax provision	23	45
Net loss	$(8,817)	$(1,622)

	Thirteen Weeks Ended
Rate trends as a percentage of net sales	November 3, 2018	October 28, 2017
Gross margin	29.8%	33.8%
Selling, general, and administrative	33.4%	32.3%
Depreciation and amortization	2.7%	3.0%
Operating loss	(9.6)%	(1.6)%

Third Quarter Fiscal 2018 Summary

•	Net sales decreased 7.3% compared to the same period last year primarily due to receipt flow timing, mix of old and new product sales, customer file decline and transaction decline;

•	Comparable sales decreased 7.5% following a 5.0% decrease in the same period last year;

•	eCommerce sales increased 10.7% following a 8.5% increase in the same period last year;

•	Gross margin rate declined 400 basis points compared to last year due to seasonal markdowns to manage inventory levels and merchandise assortment and due to lower net sales;

•
Operating expenses increased $1.2 million as a $3.0 million impairment charge related to underperforming stores was partially offset by lower recruiting and training, medical and insurance and tax expenses;

•	Net loss aggregated to $8.8 million, or a $0.24 loss per share, compared to a net loss of $1.6 million, or a $0.05 loss per share, for the same period last year;

•	As of November 3, 2018, we held $15.5 million of cash and cash equivalents, compared to $17.9 million as of October 28, 2017.

Net Sales

	Thirteen Weeks Ended
Net sales (in thousands):	November 3, 2018	October 28, 2017	% Change
Net sales	$91,288	$98,468	(7.3)%

The components of the 7.3% net sales decrease in the third quarter fiscal 2018 compared to the third quarter of fiscal 2017 were as follows:

Thirteen Weeks Ended
Sales driver change components	November 3, 2018
Number of transactions	(2.5)%
Units per transaction	(1.5)%
Average unit retail	(4.5)%
Other sales	1.2%
Total sales driver change	(7.3)%

Thirteen Weeks Ended
Comparable sales	November 3, 2018
Comparable sales	(7.5)%

Net sales decreased primarily due to a 4.5% decrease in average unit retail and a 2.5% decrease in the number of transactions reflecting the 2.3% decline in average store counts compared to last year's third quarter.

To supplement our comparable sales measure, we also monitor changes in other store sales metrics as illustrated in the table below:

Thirteen Weeks Ended
Store metrics	November 3, 2018
Net sales per store % change	(9.8)%
Net sales per square foot % change	(9.9)%

Net sales per store and net sales per square foot for the third quarter of fiscal 2018 each declined approximately 10% primarily as the result of an 8.4% decline in the number of sales transactions per store and a 5.9% reduction of average dollar spend per transaction as compared to the same period in the prior fiscal year.

Store count, openings, closings, and square footage for our stores were as follows:

	Store Count						Square Footage (1)
	August 4,			MPW	November 3,	Avg Store	November 3,	August 4,
Stores by Format	2018	Open	Close	Conversions	2018	Count	2018	2018
MPW	313	2	(1)	—	314	314	1,229	1,225
Outlet	79	2	(1)	—	80	79.5	310	309
Christopher and Banks	36	—	(1)	—	35	35.5	118	119
C.J. Banks	33	—	(1)	—	32	32	118	120
Total Stores	461	4	(4)	—	461	461	1,775	1,773

(1)	Square footage presented in thousands

Average store count in the third quarter of fiscal 2018 was 461 stores compared to an average store count of 473 stores in the third quarter of fiscal 2017, a decrease of 2.3%. Average square footage in the third quarter of fiscal 2018 decreased 2.2% compared to the third quarter of fiscal 2017.

Gross Profit

	Thirteen Weeks Ended
Gross profit	November 3, 2018	October 28, 2017	Change
Gross profit	$27,193	$33,239	$(6,046)
Gross margin rate as a percentage of net sales	29.8%	33.8%	(4.0)%

Gross margin rate declined 400 basis points compared to the prior year due to lower sales, changes in product mix and the shift in sales to the eCommerce channel.

Selling, General, and Administrative (“SG&A”) Expenses

	Thirteen Weeks Ended
Selling, general, and administrative	November 3, 2018	October 28, 2017	Change
Selling, general, and administrative	$30,488	$31,802	$(1,314)
SG&A as a percentage of net sales	33.4%	32.3%	1.1%

SG&A expense decreased by $1.3 million due to decreases in store operating expenses, recruiting, training, medical, and insurance expenses and in tax expenses partially offset by higher eCommerce, severance and professional services expenses. As a percent of net sales, SG&A increased approximately 110 basis points.

Depreciation and Amortization

	Thirteen Weeks Ended
Depreciation and amortization	November 3, 2018	October 28, 2017	Change
Depreciation and amortization	$2,463	$2,976	$(513)
Depreciation and amortization as a percentage of net sales	2.7%	3.0%	(0.3)%

Depreciation and amortization expense decreased primarily due to the sale-leaseback of the corporate facility on April 27, 2018 resulting in lower depreciation and to the decrease in average store count.

Impairment of Store Assets

	Thirteen Weeks Ended
Impairment of Store Assets	November 3, 2018	October 28, 2017	Change
Impairment of Store Assets	$2,999	$—	$2,999

The Company recorded a $3.0 million non-cash impairment charge in the period ended November 3, 2018 as leasehold improvements, store furniture and fixtures at certain under-performing stores were written down to their estimated fair value.

Operating Loss

	Thirteen Weeks Ended
Operating loss	November 3, 2018	October 28, 2017	Change
Operating loss	$(8,757)	$(1,539)	$(7,218)
Operating loss rate as a percentage of net sales	(9.6)%	(1.6)%	(8.0)%

Our operating loss increased in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 primarily due to the gross profit decrease of $6.0 million and the impairment charge of $3.0 million partially offset by the $1.3 million decrease in SG&A expenses.

Interest expense, net

	Thirteen Weeks Ended
Interest expense, net	November 3, 2018	October 28, 2017	Change
Interest expense, net	$(37)	$(38)	$1

The change in interest expense, net is not material.

Income Tax Provision

	Thirteen Weeks Ended
Income tax provision	November 3, 2018	October 28, 2017	Change
Income tax provision	$23	$45	$(22)

Income tax expense recorded for the thirteen weeks ended November 3, 2018 was $23 thousand compared to income tax expense of $45 thousand for the same period of fiscal 2017. Our effective tax rate was (0.3)% for the thirteen weeks ended November 3, 2018 compared to (2.9)% in the same period last year.

Net earnings

	Thirteen Weeks Ended
Net loss	November 3, 2018	October 28, 2017	Change
Net loss	$(8,817)	$(1,622)	$(7,195)
Net loss rate as a percentage of net sales	(9.7)%	(1.6)%	(8.1)%

Our net loss increase in the third quarter of fiscal 2018 compared to our net loss in the third quarter of 2017 was primarily due to an lower gross profit and the impairment charge partially offset by lower SG&A and depreciation and amortization expenses.

Year-to-Date Fiscal 2018 Results of Operations

The following table presents selected consolidated financial data for the first thirty-nine weeks of fiscal 2018 compared to the first thirty-nine weeks of fiscal 2017:

	Thirty-nine Weeks Ended
(dollars in thousands)	November 3, 2018	October 28, 2017
Net sales	$264,607	$273,642
Merchandise, buying and occupancy costs	185,198	185,237
Gross profit	79,409	88,405
Other operating expenses:
Selling, general and administrative	89,911	91,956
Depreciation and amortization	7,796	9,242
Impairment of store assets	2,999	163
Total other operating expenses	100,706	101,361
Operating loss	(21,297)	(12,956)
Interest expense, net	(136)	(107)
Loss before income taxes	(21,433)	(13,063)
Income tax provision	129	136
Net loss	$(21,562)	$(13,199)

	Thirty-nine Weeks Ended
Rate trends as a percentage of net sales	November 3, 2018	October 28, 2017
Gross margin	30.0%	32.3%
Selling, general, and administrative	34.0%	33.6%
Depreciation and amortization	2.9%	3.4%
Operating loss	(8.0)%	(4.7)%

Year-to-Date Fiscal 2018 Summary

•
Net sales decreased 3.3% compared to the same period last year primarily due to a decline in the number of sales transactions, including a decrease in average store count, partly offset by an increase in average unit retail;

•	Comparable sales decreased 0.9% as compared to a 5.1% decrease in the same period last year;

•	eCommerce sales increased 10.7% following a 15.1% increase in the same period last year;

•	Gross margin rate decreased 230 basis points compared to the same period last year largely driven by lower sales, changes in product mix and the shift in sales to the eCommerce channel;

•	Net loss aggregated to $21.6 million, or a $0.58 loss per share, compared to a net loss of $13.2 million, or a loss of $0.36 per share for the same period last year.

Net Sales

	Thirty-nine Weeks Ended
Net sales (in thousands):	November 3, 2018	October 28, 2017	% Change
Net sales	$264,607	$273,642	(3.3)%

The components of the 3.3% net sales decrease in the first thirty-nine weeks of fiscal 2018 compared to the first thirty-nine weeks of fiscal 2017 were as follows:

Thirty-nine Weeks Ended
Sales driver change components	November 3, 2018
Number of transactions	(4.3)%
Units per transaction	(2.0)%
Average unit retail	1.9%
Other sales	1.1%
Total sales driver change	(3.3)%

Thirty-nine Weeks Ended
Comparable sales	November 3, 2018
Comparable sales	(0.9)%

Net sales decreased primarily due to a 4.3% decrease in transactions, including the effects of a 2.3% decrease in average store count, partly offset by an increase in average unit retail of 1.9%.

To supplement our comparable sales measure, we also monitor changes in other store sales metrics as illustrated in the table below:

Thirty-nine Weeks Ended
Store metrics	November 3, 2018
Net sales per store % change	(4.0)%
Net sales per square foot % change	(4.3)%

Net sales per store and net sales per square foot decreased mainly due to a decline in transactions partly offset by an increase in average unit retail.

Store count, openings, closings, and square footage for our stores were as follows:

	Store Count						Square Footage (1)
	February 3,			MPW	November 3,	Avg Store	November 3,	February 3,
Stores by Format	2018	Open	Close	Conversions	2018	Count	2018	2018
MPW	314	2	(3)	1	314	314.1	1,229	1,226
Outlet	78	5	(3)	—	80	78.9	310	329
Christopher and Banks	37	—	(1)	(1)	35	35.9	118	142
C.J. Banks	34	—	(1)	(1)	32	32.9	118	147
Total Stores	463	7	(8)	(1)	461	461.8	1,775	1,844

(1)	Square footage presented in thousands

Average store count in the first thirty-nine weeks of fiscal 2018 was 461.8 stores compared to an average store count of 476 stores in the first thirty-nine weeks of fiscal 2017, a decrease of 2.9%. Average square footage in the first thirty-nine weeks of fiscal 2018 decreased 2.3% compared to the first thirty-nine weeks of fiscal 2017.

Gross Profit

	Thirty-nine Weeks Ended
Gross profit	November 3, 2018	October 28, 2017	Change
Gross profit	$79,409	$88,405	$(8,996)
Gross margin rate as a percentage of net sales	30.0%	32.3%	(2.3)%

Gross margin rate decreased 230 basis points primarily driven by lower sales, changes in product mix and the shift in sales to the eCommerce channel.

Selling, General, and Administrative (“SG&A”) Expenses

	Thirty-nine Weeks Ended
Selling, general, and administrative	November 3, 2018	October 28, 2017	Change
Selling, general, and administrative	$89,911	$91,956	$(2,045)
SG&A as a percentage of net sales	34.0%	33.6%	0.4%

SG&A expense decreased by $2.0 million, mainly due to lower store operating expenses, recruiting, training, medical, insurance and tax expenses partially offset by increased severance and professional service costs. As a percent of net sales, SG&A remained flat.

Depreciation and Amortization

	Thirty-nine Weeks Ended
Depreciation and amortization	November 3, 2018	October 28, 2017	Change
Depreciation and amortization	$7,796	$9,242	$(1,446)
Depreciation and amortization as a percentage of net sales	2.9%	3.4%	(0.5)%

Depreciation and amortization expense decreased primarily due to the sale-leaseback of the corporate facilities and a decrease in average store count.

Impairment of Store Assets

	Thirty-nine Weeks Ended
Impairment of Store Assets	November 3, 2018	October 28, 2017	Change
Impairment of Store Assets	$2,999	$163	$2,836

The Company recorded a non-cash impairment charge of $3.0 million related to long-lived store assets at under performing locations for the thirty-nine weeks ended November 3, 2018 compared to an impairment charge of $0.2 million in the same period last year related to long-lived assets at a small number of store locations.

Operating Loss

	Thirty-nine Weeks Ended
Operating loss	November 3, 2018	October 28, 2017	Change
Operating loss	$(21,297)	$(12,956)	$(8,341)
Operating loss rate as a percentage of net sales	(8.0)%	(4.7)%	(3.3)%

Our operating loss increased in the first thirty-nine weeks of fiscal 2018 compared to the first thirty-nine weeks of fiscal 2017 primarily due to a 140 basis point gross margin rate decline and a net sales decrease of $1.9 million, partly offset by a depreciation and amortization expense decrease of $0.9 million and a SG&A decrease of $0.7 million.

Interest expense, net

	Thirty-nine Weeks Ended
Interest expense, net	November 3, 2018	October 28, 2017	Change
Interest expense, net	$(136)	$(107)	$(29)

The change in interest expense, net is not material.

Income Tax Provision

	Thirty-nine Weeks Ended
Income tax provision	November 3, 2018	October 28, 2017	Change
Income tax provision	$129	$136	$(7)

Income tax expense recorded for the thirty-nine weeks ended November 3, 2018 was $129 thousand compared to income tax expense of $136 thousand for the same period of fiscal 2017. Our effective tax rate was (0.6)% for the thirty-nine weeks ended November 3, 2018 as compared to (1.0)% in the same period last year.

Net earnings

	Thirty-nine Weeks Ended
Net loss	November 3, 2018	October 28, 2017	Change
Net loss	$(21,562)	$(13,199)	$(8,363)
Net loss as a percentage of net sales	(8.1)%	(4.8)%	(3.3)%

Our net loss increase in the first thirty-nine weeks of fiscal 2018 compared to our net loss in the first thirty-nine weeks of 2017 was primarily due to the gross margin decline and an impairment charge partially offset by lower selling, general and administration expenses, and lower depreciation and amortization.

Fiscal 2018 Outlook

We have been implementing a number of strategic priorities, including actions to enhance her shopping experience with a well-curated merchandise offering; deliver compelling promotions that support our financial goals; leverage our omni-channel capabilities, and attract new customers and grow our customer file. We also will continue to evaluate the business for further cost saving opportunities.

During the remainder of fiscal 2018, we plan to close 2 CB stores, 2 CJ stores and 2 MPW stores. We plan to open 2 MPW stores. Average square footage for the year is expected to be down approximately 2.4% as compared to fiscal 2017 and down 2.0% in the fourth quarter as compared to the same period last year.

We continue to expect capital expenditures for the fiscal year to range between $3.0 million and $3.5 million representing investments in store relocations, merchandising technology applications and the continued development of our omni-channel capabilities.

We expect our taxes for the year to be nominal and to represent minimum fees and taxes.

Fiscal 2019 Outlook

For fiscal 2019, the Company expects:

•
Net sales to increase 2% to 3% as the result of expanded omnichannel capabilities, enhancements to the overall product assortment, and more impactful marketing promotions to drive customer file growth.

•
Gross margin expansion of 300 to 350 basis points as a result of improved inventory management including supply chain and omni-channel initiatives, greater disciplines around promotions and the continued reduction of occupancy costs.

•	SG&A as a percentage of sales to decline 150 to 200 basis points due to ongoing cost reduction initiatives.

•	Inventory turns to improve as compared to fiscal 2018.

Liquidity and Capital Resources

Cash flow and liquidity

Summary

We expect to operate our business and execute our strategic initiatives principally with funds generated from operations and, if necessary, from our amended and restated credit agreement (the “Credit Facility”) with Wells Fargo, subject to compliance with all covenants and other financial provisions of the Credit Facility. To supplement our financial flexibility, the Company completed a sale-leaseback transaction of the Company’s corporate facility for $13.7 million in the first quarter of fiscal 2018. As part of the sale-leaseback transaction, the Company has $1.4 million of cash in escrow for certain repairs to the property.

The following table summarizes our cash and cash equivalents as of the end of the first thirty-nine weeks of fiscal 2018 and the end of fiscal 2017:

(in thousands)	November 3, 2018	February 3, 2018
Cash and cash equivalents	$15,509	$23,077

Cash and cash equivalents decreased $7.6 million as compared to the end of fiscal 2017. During the period, the Company received proceeds on the sale of the corporate facility as part of the sale-leaseback transaction that was more than offset by the net loss in the first thirty-nine weeks of fiscal 2018.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the first thirty-nine weeks of fiscal 2018 compared to the first thirty-nine weeks of 2017:

	Thirty-nine Weeks Ended
(in thousands)	November 3, 2018	October 28, 2017
Net cash used in operating activities	$(17,891)	$(12,667)
Net cash provided by (used in) investing activities	10,585	(4,447)
Net cash used in financing activities	(262)	(25)
Net increase (decrease) in cash and cash equivalents	$(7,568)	$(17,139)

Operating Activities

The increase in cash used in operating activities in the first thirty-nine weeks of fiscal 2018 compared to the first thirty-nine weeks of fiscal 2017 was primarily due to the increase in the net loss for the current period partially offset by a delay in the receipt of certain inventories resulting in a favorable impact on accounts payable.

Investing Activities

Cash provided from investing activities for the current period was $10.6 million as compared to a use of cash of $4.4 million last year. The $15.0 million favorable impact is primarily attributable to the proceeds of $13.7 million from the sale of the corporate facility as part of a sale-leaseback transaction. Capital expenditures for the first thirty-nine weeks of fiscal 2018 were approximately $2.7 million, which primarily reflected investments in technology associated with our omni-channel and merchandising capabilities and expenditures supporting new stores.

Financing Activities

The increase in cash used in financing activities between fiscal 2018 and 2017 is due to the financing costs related to the second amendment to the Credit Facility entered into in August 2018.

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

There were no outstanding borrowings under the Credit Facility as of November 3, 2018 and October 28, 2017. The total Borrowing Base at November 3, 2018 was approximately $42.8 million. As of November 3, 2018, the Company had open on-demand letters of credit of approximately $6.8 million. Accordingly, after reducing the Borrowing Base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the Borrowing Base, the net availability of revolving credit loans under the Credit Facility was approximately $33.4 million at November 3, 2018.

See Note 4 - Credit Facility for additional details regarding our Credit Facility, including a description of the sole financial covenant, with which we were in compliance as of November 3, 2018.

Sourcing

There have been no material changes to our ratio of imports to total merchandise purchases or concentration of supplier purchases in the thirteen weeks ended November 3, 2018 compared to the fiscal 2017 year ended February 3, 2018. The Company is phasing out sourcing product from one of its largest vendors, which is expected to be completed early next fiscal year. The Company is in the process of sourcing inventory from alternative vendors. In connection with this transition, the Company does not anticipate that there will be a disruption in its supply of inventory of any significance, if at all.

Quarterly Results and Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, consumer confidence, customer response to our seasonal merchandise mix, timing of new store openings, adverse weather conditions, and shifts in the timing of certain holidays and shifts in the timing of promotional events.

Inflation

We do not believe that inflation had a material effect on our results of operations for the thirteen or thirty-nine week periods ended November 3, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to, and management of our market risks, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. There have been no material changes to our exposure to, and management of our market risks in the thirteen weeks ended November 3, 2018.

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

The Company carried out an evaluation as of the end of the period covered by this report (the “Evaluation Date”), under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of November 3, 2018 the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Controls

There were no significant changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the Evaluation Date. Furthermore, there was no change in our internal control over financial reporting during the quarter ended November 3, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information discussed in this report, the risk factors described in “Part I, Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K for the fiscal period ended February 3, 2018, should be considered as they could materially affect our business, financial condition or operating results. These are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or operating results. There have not been any material changes with respect to the risks described in our 2017 Form 10-K, except for the following:

We are currently out of compliance with the New York Stock Exchange’s (“NYSE”) listing requirements, and we are at risk of the NYSE delisting our common stock, which could materially impair the liquidity and value of our common stock.

We are currently listed on the NYSE. On June 14, 2018, we received written notice from the NYSE that we are not in compliance with the continued listing standards set forth in Section 8 of the NYSE Listed Company Manual. The Company is considered below the criteria established by the NYSE for continued listing because (i) its average market capitalization has been less than $50 million over a consecutive 30 trading-day period, and at the same time its stockholders’ equity was less than $50 million, and (ii) its 30-day average closing price was below $1.00. As a result, we are required to bring our share price and consecutive 30 trading-day average share price, as measured on the last trading day of any calendar month during the sixth month period following receipt of the NYSE notice above $1.00 per share or the NYSE may commence suspension and delisting procedures, unless shareholder approval is required for corporate action, such as a reverse stock split, at the Company’s next annual meeting which is anticipated to be held in June of 2019.  In addition, if our common stock price remains below the $1.00 per share threshold and falls to the point where the NYSE considers the stock price to be “abnormally low”, or our market capitalization falls below $15.0 million over a consecutive 30-day trading period,  the NYSE has the discretion to begin delisting procedures immediately.

We have submitted a continued listing plan (“Plan”) to the NYSE that outlines the steps we are taking to regain compliance with the market capitalization and stockholders’ equity listing standard within eighteen months. On August 23, 2018 the NYSE notified us that they accepted our Plan, subject to quarterly reviews by the NYSE Listing and Compliance Committee to ensure progress against the Plan.  Our first quarterly update was accepted by the NYSE and our next quarterly update is expected to be filed in mid-January 2019.   The Company’s common stock continues to trade on the NYSE. The current noncompliance with the standards described above does not affect the Company’s ongoing business operations or its reporting requirements with the Securities and Exchange Commission.  If our common stock is delisted and we are not able to list our common stock on another national securities exchange, we expect our securities would be quoted on an over-the-counter market.

If the NYSE were to delist our common stock and we were unable to list our stock on another national securities exchange, it could, among other things: (i) reduce the liquidity and, quite possibly, the market price of our common stock; (ii) reduce the number of institutional investors willing to hold or acquire our common stock, which could negatively affect our ability to raise equity financing; (iii) limit our access to public capital markets; (iv) impair our ability to provide equity incentives that would be attractive to our employees; (v) significantly impair our ability to use our common stock as consideration for acquisitions of other companies; (vi) result in a limited availability for market quotations for our common stock; and (vii) result in the loss of analyst coverage of the Company.

Changes in U.S. trade policies, including the imposition of tariffs on apparel or accessories and a potential resulting trade war, could have a material adverse impact on our business.

Most of our merchandise is produced in foreign countries, primarily in China, making the price and availability of our merchandise susceptible to international trade risks and other international conditions. The imposition of tariffs, duties, border adjustment taxes or other trade restrictions by the United States could also result in the adoption of new or increased tariffs or other trade restrictions by other countries. Recently, the current U.S. administration and China have imposed significant tariffs on goods imported from the other's country, and have threatened the imposition of additional tariffs in retaliation, which may include apparel and accessories. If the current administration follows through with such tariffs, or if additional tariffs or trade restrictions are implemented by the United States or other countries, the resulting trade barriers could have a significant adverse impact on our business. We are not able to predict future trade policy of the United States or of any foreign countries in which we operate or purchase goods, or the terms of any renegotiated trade agreements, or their impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact demand for our products, our costs, our customers, our suppliers and the world economy, which in turn could have a material adverse effect on our business, operational results, financial position and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning purchases of our common stock for the quarter ended November 3, 2018:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid per Share	Programs	Programs
8/5/18 - 9/1/18	2,126	$0.93	—	$—
9/2/18 - 10/6/18	2,126	0.80	—	—
10/7/18 - 11/3/18	2,126	0.66	—	—
Total	6,378		—	—

(1)
The shares of common stock in this column represent shares surrendered to us by stock plan participants in order to satisfy minimum withholding tax obligations related to the vesting of restricted stock awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit	Description
10.1**	Amendment No. 2 to the Amended Employment Agreement between Christopher & Banks Corporation and Joel N. Waller
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Financial statements from the Quarterly Report on Form 10-Q of Christopher & Banks Corporation for the fiscal quarter ended November 3, 2018, formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements

*   Filed with this report
** Management agreement or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated: December 6, 2018	By:	/s/ Keri L. Jones
Keri L. Jones
President, Chief Executive Officer
(Principal Executive Officer)

Dated: December 6, 2018	By:	/s/ Richard Bundy
Richard Bundy
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)