Form 10-K
period 2019-02-02
CHRISTOPHER & BANKS CORP
filed 2019-03-18
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  YES  ☐  NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  YES  ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant as of August 4, 2018, was approximately $31.1 million based on the closing price of such stock as quoted on the New York Stock Exchange ($0.9442) on such date.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, was 38,334,473 shares as of March 15, 2019 (excluding treasury shares of 10,026,098).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held (the “Proxy Statement”) are incorporated by reference into Part III.

CHRISTOPHER & BANKS CORPORATION
2018 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

Christopher & Banks Corporation is a national specialty retailer featuring exclusively-designed, privately-branded women’s apparel and accessories. We offer our customers an assortment of classic and versatile clothing for her everyday needs at a good value. Our merchandise is developed for women of all sizes, typically age 50 and older with an income level from moderate to above average.

We operate an integrated, omni-channel business platform that is designed to provide customers a seamless retail experience with the ability to shop when and where they want, including our retail stores, outlet stores, and website. This allows our customers to browse, purchase, return, or exchange our merchandise through the channel that is optimal for her.

Unless otherwise noted, the use of the terms “the Company”, “we”, “us” and “our” in this Annual Report on Form 10-K ("Annual Report") refers to Christopher & Banks Corporation and its wholly owned subsidiaries, Christopher & Banks, Inc. and Christopher & Banks Company.

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

We offer merchandise assortments that reflect a balance of novelty and basic core items, at affordable prices. We emphasize comfort and easy care in relevant fashions with a consistent fit. To differentiate ourselves from our competitors, our buyers, working in conjunction with our product development teams and suppliers, strive to create a merchandise assortment of coordinated outfits, the majority of which are manufactured exclusively for us under our proprietary Christopher & Banks® and C.J. Banks® names.

Our Store Formats

Our Christopher and Banks (“CB”) stores offer merchandise assortments in women’s apparel and accessories for missy sizes 4 to 16 and petite sizes 4P to 16P.

Our C.J. Banks (“CJ”) stores offer merchandise assortments in similar women’s apparel and accessories for women’s sizes 14W to 26W.

Our Missy, Petite, Women (“MPW”) and outlet stores, and our website offer merchandise assortments from both Christopher and Banks and C.J. Banks in all three size ranges resulting in greater opportunity to service our customers and improve our sales productivity.

Our Vision

Our vision is to be our customer’s trusted brand by delivering style and value every day.

Our Mission

Our mission is to provide her with the style and versatility that reflects who she is, the lasting quality and affordable value that she expects, and the personalized attention that she deserves.

Our Strategy

Our overall business strategy is to significantly improve our operating results and thereby begin the path towards sustainable, long-term revenue growth and consistent profitability through the following strategic initiatives:

•	Enhance the customer shopping experience;

•	Improve marketing and promotional effectiveness;

•	Leverage omni-channel capabilities;

•	Build loyalty and grow our file;

•	Optimize our real estate portfolio; and

•	Right-size our cost structure.

Enhance the Customer Shopping Experience

We are committed to enhancing our customer's shopping experience by providing a well curated product assortment that is presented in a way that is easier for her to shop. We are focused on improving the flow and depth of our inventory buys which are intended to help her build an outfit and drive units per transaction. Additionally, we have recently launched a new Style and Selling model to support our store associates in providing even better service and, more importantly, driving sales.

Improve Marketing and Promotional Effectiveness

Our goals include executing disciplined markdown management, leveraging improved analytics to inform what types and depth of promotions and targeted offers are used and to increase our return on our marketing investments.

Leverage Omni-Channel Capabilities

Our integrated, omni-channel strategy is designed to provide customers with a seamless retail experience, allowing her to shop whenever, however and wherever she chooses. In January of 2018, we launched “Buy online ship to store,” and in November of 2018, we launched “Buy online ship from store.” We currently are fulfilling eCommerce orders from 170 of our stores. We plan on launching “Buy online pick up in store” during the first quarter of fiscal 2019. These flexible fulfillment options not only serve a customer need, they allow us to better leverage our inventory across our chain.

Build Loyalty and Grow our Customer File

We have a very loyal customer base that is highly engaged. Our uniquely designed product, our value positioning and our customer service are key differentiators for us and contribute to the loyalty of our customers with approximately 90% of our active customers participating in our loyalty rewards program.

We continue to focus on maximizing the benefits of our customer relationship management (“CRM”) database, Friendship Rewards Loyalty Program (“Friendship Rewards”), and private-label credit card program to strengthen engagement with our customers. Our Friendship Rewards program, in conjunction with our CRM system, allows us to personalize communications and customize our offers. We continue to leverage our direct and digital marketing channels to encourage additional customer visits and increased spending per visit.

To grow our existing customer file, we intend to reallocate our marketing spend in an effort to drive acquisition of new customers, reactivate lapsed customers, and also capitalize on market disruptions. In addition, we intend to refresh our Friendship Rewards program and to continue to leverage that program. Finally, we plan to capitalize on our unique positioning in the market to drive engagement with customers on a grass roots level.

Optimize our Real Estate Portfolio

Between 2011 and 2015 we consolidated our store formats and reduced our store count by 33% in an effort to improve store productivity. Additionally, approximately 44% of our stores have a lease action arising within 12 months and 57% within 24 months. This should provide us with flexibility to close underperforming stores and the opportunity to renegotiate occupancy costs where applicable.

Right-size our Cost Structure

We intend to take a holistic approach in driving cost reductions. To help us in accomplishing this we have hired a third-party, non-merchandise procurement specialist to assist us in analyzing relationships and negotiating cost reductions. In addition, we intend to continue to aggressively negotiate rent reductions, optimize our marketing spend, review and reduce our corporate overhead and reduce our shipping and fulfillment expense.

Our Merchandise

Our merchandise assortments include mostly exclusive designs of women’s apparel, generally consisting of casual clothing, everyday basics, wear-to-work, leisure / active wear, and seasonal sleepwear in missy, petite and women sizes. The Company also offers a selection of jewelry and accessories to complement our customer’s wardrobe.

While each store offers a base merchandise assortment, store assortments vary to reflect individual store demands, sales levels, and local market preferences. We design our products and merchandise them in our stores and through our website in a coordinated manner intended to drive the number of units per transaction. On average, our customers purchase 2 to 3 items per transaction.

Our Operations

All of the Company operations are located in the United States ("U.S."). Merchandise selection, pricing and promotions, procurement and sourcing, marketing and advertising, and labor deployment across all channels are centrally managed at our corporate headquarters. In addition, functional support capabilities (e.g. human resources, finance, legal) are also performed at our corporate location. We also have field operations that support our retail teams. Our retail stores have procedures for transaction processing, customer experience, merchandise display, inventory management, asset protection, and staff training.

Our Stores

As of February 2, 2019, we operated 455 stores in 45 states. The following table illustrates the change in store count and store format for the past five fiscal years:

Store Count Rollforward	2018	2017	2016	2015	2014
Stores as beginning of year	463	484	518	518	560
Opened	10	1	9	42	23
Closed	(14)	(16)	(27)	(19)	(21)
Conversions	(4)	(6)	(16)	(23)	(44)
Stores at end of year	455	463	484	518	518

Stores by Format	2018	2017	2016	2015	2014
MPW	312	314	318	314	216
Outlet	80	78	82	77	44
Christopher and Banks	33	37	43	67	173
C.J. Banks	30	34	41	60	85
Total Stores	455	463	484	518	518

We continue to evaluate converting the remaining CB stores and CJ stores to MPW stores. MPW stores provide a unified store format that simplifies merchandising and allocation processes, promotes cross shopping among sizes, enhances the customer experience, and enables more economies of scale across functions.

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

Competition

The women’s retail apparel business is highly competitive and includes regional, national and international department stores, specialty stores, boutique stores, catalog companies, off-price and online retailers. Many of these competitors have greater name recognition and some of these competitors may have greater financial, marketing and other resources compared to us. We compete in the specialty retail space by offering unique, classic and versatile clothing that fits her everyday needs at a good value. We believe our visual merchandise presentation, attentive customer service and physical store locations complement our compelling value proposition.

Global Sourcing and Products

We utilize a broad base of manufacturers located primarily in China, Indonesia and Vietnam with some domestic manufacturing. We believe we produce goods at the level of quality that our customers desire, at a competitive cost. For the most recently completed fiscal year, our ten largest suppliers accounted for approximately 67% of the merchandise we purchased, and our two largest suppliers accounted for 16% and 10% of our goods, respectively.

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

Typical lead times for delivery of our merchandise are 90 to 150 days from the date of order placement, however we have some ability to expedite the sourcing of merchandise in those cases where we see an opportunity to garner incremental sales on those items that have resonated with our customer. In addition, we will make purchases domestically when demand warrants.

Although we expect the cost of cotton and synthetics to remain relatively stable in fiscal 2019, our average unit cost may change based on other factors, including overall mix of fashion versus core merchandise, fluctuations in transportation costs and potential changes in tariffs. To the extent that we cannot offset increases in the cost of goods with other cost reductions or efficiencies, we may be forced to sell the product at higher prices, which is subject to customer receptivity.

Merchandise Distribution

We distribute most of our products that are sold in our stores and online from our distribution center located in Plymouth, Minnesota. New merchandise is generally received each weekday at our corporate distribution center. After arrival, merchandise is sorted and packaged for shipment to individual stores or to our third party eCommerce fulfillment center or is held for future store or eCommerce replenishment. Merchandise is generally pre-ticketed with price and related informational tags at the point of manufacture.

Merchandise is typically shipped to our stores via third-party delivery services multiple times per week, providing our stores with a steady flow of new inventory.

Merchandise sold through our eCommerce channel is fulfilled directly to the customer through either our third-party service provider or from one of our stores. In fiscal year 2019, we intend to launch the ability for a customer to buy online and to pick up merchandise in the store.

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

We are committed to evolving change management and portfolio management processes and standards to improve the security of our data and our customers’ information as well as to maintain effective financial and operational controls. We have established an information security infrastructure and methodology which can adapt to the evolving needs of the business in an effort to ensure the appropriate safeguarding of assets and secure, reliable customer transactions.

In fiscal 2018 and 2017, we leveraged omni-channel capability investments to further enable us to address multiple customer touch points to drive spend and build brand affinity.

Employees

As of February 2, 2019, we employed approximately 3,700 associates, approximately 32% of whom were full-time employees and the balance of whom were part-time employees. The number of part-time employees fluctuates during peak selling periods. Approximately 190 of our associates are employed at our corporate office and distribution center facility, with the majority of the associate population employed in our store field organization. We have no collective bargaining agreements covering any of our employees, have never experienced a work stoppage and are unaware of any efforts or plans to organize our employees. We consider relations with our employees to be good.

Trademarks and Service Marks

We are the owner of certain registered and common law trademarks and service marks (collectively referred to as “Marks”).

Our wholly owned subsidiary, Christopher & Banks Company, is the owner of the federally registered Marks “christopher & banks®,” which is our predominant private brand, and “cj banks®,” our private brand for women sizes 14W to 26W.

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

Working Capital

We fund our business operations through a combination of cash and cash equivalents and cash flows generated from operations. In addition, our revolving credit facilities are available for additional working capital needs, for general corporate purposes and investment opportunities.

Effective inventory management is critical to our success. We employ various methods to manage inventory levels including demand forecasting, optimal allocations, and various forms of inventory replenishment. We seek to minimize markdowns through effective inventory management.

Available Information

Our investor relations website is located at www.christopherandbanks.com. Through this website, we make available free of charge, our Annual Reports, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”).

Our Corporate Governance Guidelines, Code of Conduct, and our Board of Directors' committee charters are also available free of charge at our investor relations website.

ITEM 1A. RISK FACTORS

Our business is subject to a variety of risks. Thus, an investment in our stock is also subject to risk. The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements that are contained in this Annual Report, as well as certain of our other filings made or to be made with the SEC. Any of the following risks and uncertainties could materially adversely affect our business, financial condition, results of operations, liquidity, cash flows, the trading price of our stock and/or the outcome of matters with respect to which forward-looking statements are made in this Annual Report.

The risk factors have been separated into four groups: (1) Macroeconomic and Industry Risks; (2) Operational Risks; (3) Capital Risks; and (4) Legal and Regulatory Risks. Based upon information currently known to us, the Company believes that the following information identifies the most significant risk factors affecting our Company and our securities. The risk factors described below should not be construed as an exhaustive list of all the risks we face nor are they listed in order of the likelihood that the risk may occur or the severity of the impact if the risk should occur. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this Annual Report.

We operate in a continually changing business environment and new risk factors emerge from time to time. There can be no assurance that we have identified, assessed and appropriately addressed all risks affecting our business operations. Additional risks and uncertainties could adversely affect our business, operational results, financial position, liquidity and cash flows.

1.	MACROECONOMIC AND INDUSTRY RISKS

General economic conditions in the U.S. may adversely affect our business.

All of our stores are located within the U.S., making us highly susceptible to macroeconomic conditions and consumer confidence in the United States. Apparel retailing is a volatile industry that is highly dependent upon the overall level of consumer spending and consumer confidence. Because apparel typically is a discretionary purchase, declines in consumer spending may have a more negative effect on apparel retailers than on other retailers.

In addition, there is a risk that consumer sentiment may decline as a result of market disruptions caused by severe or unseasonable weather conditions, natural disasters, public health concerns, terrorist activities, political crises or other major events or the prospect of these events. Such macroeconomic and other factors could have a negative effect on consumer spending in the U.S., which in turn could have a material effect on our business, operational results, financial position and cash flows.

The ability to attract customers to our stores depends heavily on customer traffic at malls and centers in which our stores are located.

The majority of our stores are located in shopping malls and other retail centers. Sales at these stores are derived in considerable part from the volume of traffic generated in those malls or retail centers and surrounding areas. The continued decrease in traffic at malls and shopping centers where our stores are located and/or, the closing of anchor stores important to driving mall traffic could result in lower sales and leave us with excess inventory. In such circumstances, we may have to respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which could adversely impact our financial results, business and cash flows.

We are subject to risks associated with leasing all of our store locations.

We currently lease all of our store locations. Our leases range from month-to-month to approximately ten years in length. A number of our leases have early termination provisions that apply if we do not achieve specified sales levels, such that we or the landlord may terminate the lease or alternatively we may seek to re-negotiate rent if we do not achieve such sales levels. The leases for approximately 44% of our store base expire between February 3, 2019 and January 29, 2020, including those leases which are month-to-month. We believe that, over the last few years, we have generally been able to negotiate favorable rental rates. Going forward we may need to close additional stores if we fail to achieve certain sales levels or we may not be able to renew our leases on as favorable terms or terms which we deem acceptable. In addition, some landlords may choose to rent to another entity that is prepared to pay higher rents. As a result, we may need to pay higher occupancy costs or close stores, which could adversely impact our financial performance, results of operations, liquidity and cash flows. In addition, economic conditions could negatively impact the Company's retail landlords, particularly class C & D quality malls where the majority of our brick-and-mortar stores are located. That, in turn, could affect their ability to maintain their shopping centers, including a high level of sustained occupancy, and otherwise perform their obligations, which could negatively impact customer traffic, our sales, results of operations, liquidity and cash flows.

We have, and will continue to have, significant lease obligations. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to fulfill our obligations under the applicable lease including paying the base rent for the balance of the lease term. Additionally, continued consolidation in the commercial retail real estate market could affect our ability to successfully negotiate favorable rental terms for our stores in the future and could concentrate our leases with fewer landlords who may then be in a position to dictate unfavorable terms to us due to their significant negotiating leverage. If we are unable to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that could have a material effect on our business, operational results, financial condition and cash flows.

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

In addition, the growth and prominence of fast-fashion and value-fashion retailers and expansion of off-price retailers have fundamentally shifted customers’ expectations of affordable pricing of apparel. The rise of these retailers as well as the shift in shopping preferences away from brick-and-mortar stores to the direct channel, where online-only businesses or those with robust direct channel capabilities can facilitate competitive entry and comparison shopping in our brands, have increased the difficulty of maintaining or gaining market share. The Company’s execution of its own omni-channel strategy to adapt to these changes, in relation to its competitors’ actions as well as to our customers’ adoption of new technology, presents a specific risk. Further, unanticipated changes in pricing and other practices of the Company’s competitors, including promotional activity, such as free shipping and pricing pressures, could have a material adverse effect on our business, operational results, financial position and cash flows.

Changes in U.S. trade policies, including the imposition of tariffs on apparel or accessories and a potential resulting trade war, could have a material adverse impact on our business.

Most of our merchandise is produced in foreign countries, primarily in China, making the price and availability of our merchandise susceptible to international trade risks and other international conditions. The imposition of tariffs, duties, border adjustment taxes or other trade restrictions by the United States could also result in the adoption of new or increased tariffs or other trade restrictions by other countries. Recently, the current U.S. administration and China have imposed significant tariffs on goods imported from the other's country, and have threatened the imposition of additional tariffs in retaliation, which could apply to apparel and accessories. If the current administration follows through with such tariffs, or if additional tariffs or trade restrictions are implemented by the United States or other countries, the resulting trade barriers could have a significant adverse impact on our business as we may not be able to successfully shift production to factories located outside of China.

We are not able to predict future trade policy of the United States or of any foreign countries in which we purchase goods, or the terms of any renegotiated trade agreements, or their impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact demand for our products, our costs, our customers, our suppliers and the world economy, which in turn could have a material adverse effect on our business, operational results, financial position, liquidity and cash flows.

Instability in the shipping industry or a shortage of qualified truck drivers could increase our costs, result in delays in the receipt or loss of merchandise and adversely impact our results of operations.

While we do not rely on a single ocean carrier company to transport our goods, disruption or instability among transportation carriers could result in reduced capacity, increased rates, delay in the receipt of or the loss of goods. This, in turn, could increase our costs, result in lost sales or sales at lower margins negatively impacting our operations, financial results, cash flows and liquidity. In addition, a shortage of qualified truck drivers has impacted the trucking industry, causing delays and increases in prices. While the Company transports most of its imports by rail, the driver shortage could make it more difficult to hire trucks to transport rail shipments to us. If that were to occur, it would likely increase our costs, and possibly delay receipt of merchandise which in turn could lead to lost sales and sales at lower margins negatively impacting our operations, financial results, cash flows and liquidity.

Extreme and/or unseasonable weather conditions in the United States could have a disproportionate effect on our business, results of operations and cash flows.

Extreme weather conditions in the areas in which our stores are located could negatively affect our business, financial condition, results of operation and cash flows. For example, inclement weather or extreme conditions can make it difficult for our customers to travel to our stores, result in temporary store closures and/or reduced hours of operation and may cause a disruption in the shipment or receipt of merchandise. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our merchandise offerings incompatible with those unseasonable conditions in the affected areas. Such unseasonable weather conditions could have an adverse effect on our sales, financial condition, results of operations and cash flows.

Acts of terrorism, natural disasters, acts of war, other catastrophes or political unrest could have a material adverse effect on our business.

The threat, or actual acts, of terrorism continue to be a significant risk to the global economy. Terrorism and potential military responses, political unrest, natural disasters, pandemics and other health issues have disrupted or could in the future disrupt commerce, impact our ability to operate our stores, offices or distribution centers in the affected areas or impact our ability to provide critical functions or services necessary to the operation of our business. A disruption of commerce, or an inability to recover critical functions or services from such a disruption, could interfere with the production, shipment or receipt of our merchandise in a timely manner or increase our costs to do so, which could have a material adverse impact on our business, operational results, financial position and cash flows. In addition, any of the above disruptions could undermine consumer confidence, which could negatively impact consumer spending or customer traffic, and thus have an adverse effect on our operational results.

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

The raw materials and labor used to manufacture our products, and our transportation and contract manufacturing labor costs are subject to availability constraints and price volatility. The results of our business operations could suffer due to significant increases or volatility in the prices of certain commodities, including but not limited to cotton, synthetics and other items used in the production of our apparel, as well as increases in fuel, oil, natural gas or labor costs as well as shortages of skilled labor. Price increases of these items or other inflationary pressures may result in significant cost increases for our raw materials, product components and finished products, as well as increases in the cost of distributing merchandise to our retail locations. To the extent that we cannot offset increases in the cost of goods with other cost reductions or efficiencies or the sale of products at higher prices and with the desired level of gross margin, it could have a negative effect on our gross profits. Additionally, substantially increased uncertainty with respect to trade relations, such as the imposition of unilateral tariffs on imported products, could result in trade wars, higher barriers and tariffs, and higher product costs, all of which could have a material adverse effect on our business, operational results, financial position, cash flows and liquidity.

2. OPERATIONAL RISKS

Improving our store productivity will be largely dependent upon the performance of our missy, petite and women’s format (“MPW stores”) including our outlet stores.

Improving the performance of our existing stores and optimizing our store productivity is critical to improving our sales and returning to profitability. Over the past several years, the Company has opened a number of outlet stores and converted existing C&B and C.J. Banks’ stores into MPW stores such that approximately 86% of our stores (including outlets) at fiscal year-end were in the MPW format. If we are unable to improve the overall performance and store productivity of the MPW stores, our revenues, margins, liquidity, cash flows and results of operations could be adversely affected.

Our business underwent a number of leadership changes in fiscal 2018 resulting in changes to our strategies and tactical initiatives. If we do not successfully implement and adapt to these changes, it could have a material adverse effect on our business.

Keri L. Jones joined the Company as Chief Executive Officer in mid-March 2018. In July of 2018 we hired a new Chief Financial Officer and a new Chief Merchandising Officer, and in December 2018 a new Chief Stores Officer. In connection with these changes in management, there have been (and likely will be additional) changes to the Company’s operations and also to some of our key strategies and tactical initiatives. If we do not successfully implement and adapt to these changes they may not lead to the desired improvement in our business and results of operation. This in turn, could have a material adverse effect on our business.

If we are unable to increase sales and achieve and sustain an acceptable level of gross margin, it could have a material adverse impact on our business, profitability and liquidity.

For the recently completed fiscal year, total sales, comparable stores sales and gross margin rate were below our expectations. Our ability to reverse this trend is subject to a variety of challenges. If we cannot increase our comparable store sales and improve our gross margin rate; it could have a material adverse effect on our results of operations, cash flows, liquidity and financial condition.

Our fiscal 2019 plan to improve the Company’s financial performance is dependent upon our ability to successfully implement our strategic and tactical initiatives.

The Company’s fiscal 2019 operational plan contemplates growth in comparable store sales; improved selling, general and administrative expense leverage; and gross margin rate improvement intended to result in improved financial results as compared to fiscal 2018. We plan to achieve this through a variety of initiatives, including enhancing and simplifying her shopping experience, executing a disciplined promotional strategy, continuing to expand our omni-channel capabilities, building our customer base and reducing our cost structure. Our ability to achieve this plan depends upon a variety of factors, including a number of factors that are beyond our control. If we are unable to successfully implement and execute the strategic and tactical initiatives underlying our fiscal 2019 plan, our results of operations, financial condition, cash flows and liquidity could be adversely affected.

Our sales and results of operations could be adversely affected if we fail to attract, retain or recruit key personnel as well as attract, develop and retain qualified employees.

Our performance is highly dependent on attracting and retaining qualified employees, including our new executives, and other key personnel. A significant amount of turnover of management employees with specific knowledge relating to our operations and industry could result in a loss of organizational focus and an inability to identify or properly execute key strategies and tactical initiatives. Also, if we are unable to attract and retain a sufficient number of qualified sales associates at acceptable wage levels that may impair our efficiency and effectiveness in serving our customers and in generating sales. That, in turn, could adversely impact our results of operations, financial condition, cash flows and liquidity.

We may be unable to maintain our brand image, engage new and existing customers or gain market share.

Our ability to maintain our brand image and reputation is integral to our business as well as the implementation of strategies to expand it. Maintaining, promoting and growing our brand will depend largely on the success of our merchandising and marketing efforts and our ability to provide a consistent, high-quality customer experience that retains existing customers and attracts a sufficient level of new customers to shop our brand, both in-store and online. In addition, our business and results of operations could be adversely affected if we fail to achieve these objectives for any of our brands. Our ability to address the challenges of declining store traffic at our brick-and-mortar stores, in a highly promotional, low growth environment may impact our ability to maintain or gain market share and also impact our sales, business, operational results, financial position and cash flows.

Further, the use of social media by the Company and consumers has also increased the risk that the Company’s image and reputation could be negatively impacted. The availability of information, reviews and opinions on social media is immediate, as is its impact. The opportunity for dissemination of information, including inaccurate and inflammatory information and opinion, is nearly infinite. Even if we react quickly and appropriately to negative social media about us or our brands, our reputation and customers’ perception of our brands could be negatively impacted. Damage to the brand image and reputation of the Company in any aspect of its operations could have a material adverse effect on our business, operational results, financial position and cash flows.

Our business depends on effective marketing, advertising and promotional programs.

Customer traffic and demand for our merchandise is influenced by our advertising, marketing, promotional and social media activities, the name recognition and reputation of our brands, and the location and service offered in our stores. Although we use marketing, advertising and promotional programs to attract customers through various media, including social media, our competitors may spend more or use different approaches, which could provide them with a competitive advantage. If our marketing, advertising and promotional expenses increase, if our programs become less effective than that of our competitors, or if we do not adequately leverage technology and data analytic capabilities needed to generate concise and effective competitive insight, our business, operational results, financial position and cash flows could be adversely impacted.

Customer tastes and fashion apparel trends tend to change rapidly. Our ability to anticipate or react to changing consumer preferences in a timely and accurate manner and offer a compelling product at an attractive price impacts our sales, gross margins, financial condition, results of operations, cash flows and liquidity.

Our success depends on our ability to consistently gauge and respond on a timely basis to fashion trends and customer preferences. Forecasting consumer demand for our merchandise and allocating the right amount and sizes of such merchandise to individual stores and to our eCommerce business can be challenging. In addition, our merchandise assortment differs from season to season. This may involve changes in our overall mix of fashion versus core merchandise which in turn may impact our overall product cost as the average unit cost of fashion product is generally higher than that of core product. Because the lead times required for many of our design and purchase decisions must be made well in advance of the applicable selling season, we are vulnerable to changes in consumer trends, preferences, price shifting, and the optimal selection and timing of merchandise purchases.

If we are unable to successfully identify or react to changing styles or trends or misjudge the market for our products or any new product lines, our sales and gross margins may be lower and the Company may be faced with a significant amount of unsold finished goods inventory. In response, the Company may be forced to increase its marketing promotions or price markdowns, which could have a material adverse effect on our financial condition, results of operations, cash flows and liquidity.

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

We sell merchandise over the Internet through our web site, www.christopherandbanks.com, which represents a growing percentage of our overall net sales. The successful operation of our eCommerce business depends on our ability to maintain the continuous operation of our eCommerce website and our fulfillment operations, and to provide a shopping experience that will generate both orders and return visits to our site. Our eCommerce operations are subject to numerous risks, including:

•	disruption to the Internet;

•	unanticipated operating problems;

•	rapid technological change;

•	the successful implementation of, and costs to implement, new systems and upgrades including those related to the operation of our website platform;

•	inability to maintain efficient and uninterrupted order-taking and fulfillment processes;

•	reliance on third parties with respect to the operation of the website, order fulfillment and customer service and such third parties' infrastructure;

•	diversion of sales from our stores;

•	liability for online content;

•	lack of compliance with, or violations of, applicable state or federal laws and regulations;

•	increased or unfavorable governmental regulation of eCommerce (which may include regulation of privacy, data protection, eCommerce payment services, content, accessibility and other related subjects);

•	credit card fraud;

•	the ability to process credit card transactions;

•	system failures or disruptions and security breaches and the costs to address and remedy such failures, disruptions or breaches;

•	computer viruses or malware;

•	lack of sufficient levels of inventory of product or sizes to meet online demand; and

•	untimely delivery of our merchandise to our customers by third parties.

If we fail to successfully address and respond to these risks, it could negatively impact our brand and reputation and have a material adverse effect on our eCommerce sales, operating results, financial position, liquidity and cash flows. There also can be no assurance that our eCommerce operations will meet our sales and profitability plans, and the failure to do so also could negatively impact our revenues, earnings, cash flows and liquidity.

If we are unable to successfully implement and optimize our omni-channel retail strategy, our financial results would be adversely affected.

We are committed to growing our business through our omni-channel retail strategy. Our omni-channel initiatives include exploring additional ways to develop an omni-channel shopping experience, including further direct channel integration, use of advance analytics, customer personalization, and the assessment and implementation of emerging technologies. These initiatives involve significant investments in information technology systems, operational changes, and employee resources. Our goal is to offer our customers seamless access to our brands and merchandise whenever and wherever she chooses to shop. In that regard, the Company in fiscal 2018 implemented “buy on-line, ship to store”, and “buy anywhere, ship from store” and intends to launch “buy on-line pick up in store” this fiscal year.

Our success in the omni-channel arena also depends on our ability to anticipate and implement innovations in sales and marketing strategies to appeal to existing and potential customers who increasingly rely on multiple channels to meet their shopping needs and on our third-party service provider's ability to adapt to and implement system improvements in response. In addition, our competitors are also investing in omni-channel programs, some of which may be more successful than our own. Failing to successfully implement and optimize our omni-channel retail strategy or if we do not realize our expected return on our investment in these initiatives could have a material adverse effect on our business, operational results, financial position and cash flows.

Our reliance on foreign sources of production poses various risks.

Because a significant portion of our merchandise is produced overseas, primarily in China, Indonesia and Vietnam, we are subject to the additional risks of doing business in foreign markets and importing merchandise from abroad, such as:

•	the ability to find qualified vendors and access products in a timely and efficient manner;

•	delays in the delivery of cargo;

•
new and additional U.S. government initiatives may be proposed or implemented that may have an impact on the trading status of certain countries and may include retaliatory duties, tariffs or other trade sanctions that, if enacted, could increase the cost of products purchased from suppliers in such countries or restrict the importation of products from such countries;

•
violation of applicable laws or regulations including but not limited to violations under the U.S. Foreign Corrupt Practices Act or similar laws or regulations by us, our subsidiaries or our local agents;

•	the adoption of new legislation or regulations in the U.S or foreign countries that make it more difficult, more costly or impossible to continue our foreign activities;

•	financial or political instability in any of the countries in which our merchandise is manufactured;

•	significant fluctuations in the value of the dollar against foreign currencies or restrictions on the transfer of funds;

•	supply chain security initiatives undertaken by the United States or foreign governments that delay or impede the delivery of imports and the normal flow of product;

•	delayed receipt or non-delivery of goods due to the failure of suppliers to comply with applicable import regulations;

•	delayed receipt or non-delivery of goods due to labor strikes or unexpected or significant port congestion at United States or foreign ports;

•	potential recalls or cancellations of orders for any merchandise that does not meet our quality standards;

•	inability to meet our production needs due to labor shortages; and

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

It is also possible that restrictions on or the inability of our suppliers to access credit may cause them or their factors to extend less favorable terms to us, which could adversely affect our cash flows, gross margins, financial condition and liquidity. Additionally, delays by our vendors in supplying our inventory needs could cause us to incur more expensive transportation charges, which may adversely affect our margins.

A significant portion of our merchandise is ordered through a small number of suppliers and our business could suffer if we needed to replace them.

We do not own or operate any manufacturing facilities. Instead we depend on independent third parties to manufacture our merchandise. For the most recently completed fiscal year, our ten largest suppliers accounted for approximately 67% of the merchandise we purchased, and we purchased 16% and 10% of our goods, respectively, from our two largest suppliers.

We generally maintain non-exclusive relationships with the suppliers that manufacture our merchandise, and we compete with other companies for production facilities. As a result, we have no contractual assurances of continued supply or pricing, and any supplier, including our key suppliers, could discontinue selling to us at any time. Moreover, a key supplier may not be able to supply our inventory needs due to capacity constraints, financial instability or other factors beyond our control, or we could decide to stop using a supplier due to quality or other performance or cost issues. If we determine to cease doing business with one or more of our key suppliers or if a key supplier becomes unable to supply desired merchandise in sufficient quantities on acceptable terms, we could experience delays in the receipt of inventory until alternative supply arrangements are secured; such delays could result in lost sales and adversely affect our financial condition, results of operations, cash flows and liquidity.

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

Adverse economic, industry or market conditions could result in an increased risk to the Company associated with the potential financial distress or insolvency of such third parties. Failure by any of these third parties to perform these functions effectively, properly and timely, or any disruption in our business relationships with any of these third parties, could negatively impact our operations, profitability, cash flows and reputation.

Our business and reputation could suffer if one or more of our suppliers or the factories they use fails to comply with applicable laws, follow acceptable labor practices or is accused of such non-compliance.

Our success depends, in part, on the suppliers of our goods and the factories that they use to operate in compliance with applicable laws and regulations and to comply with our vendor code of conduct. Each of our purchase orders requires adherence to accepted labor practices, applicable laws and compliance with our vendor code of conduct. However, we do not supervise or control our suppliers or the factories that produce the merchandise we sell or their labor and business practices. We rely on the staff of third-party auditing services and our non-exclusive buying agents to periodically visit and monitor the operations of a number of our independent factories to, among other things, assess compliance with our vendor code of conduct and applicable laws. Moreover, apparel companies can, in some cases, be held jointly liable for the wrongdoings of the suppliers of their products. In addition, we cannot control the public’s perceptions of such suppliers or factories, even if they are compliant with applicable law but are nonetheless viewed in a negative light by the public. Their failure to comply with our vendor code of conduct, applicable laws or to otherwise avoid creating negative consumer perceptions about their manufacturing methods and work environment, could damage our reputation, interrupt or disrupt the shipment of products, result in a decrease in customer traffic to our stores and website, and adversely affect our sales and consequently our results of operations.

There are risks relating to the operation of the ports through which our goods are shipped and to the transportation of our merchandise to our distribution center, to our eCommerce fulfillment center, to our stores, and to our eCommerce customers.

The vast majority of our products are shipped by ocean from overseas. There are risks associated with a disruption in the operation of ports through which our products are shipped, which are primarily ports on the West Coast. If that were to occur, we are likely to experience delays in the receipt of products, and we or our suppliers may have to find alternative shipping methods, possibly at greater expense and costs as shipping by air is significantly more expensive. Similarly shipping to alternate destinations in the United States could lead to increased lead times and overall costs for our products. We currently rely upon independent third-party transportation providers for substantially all of our merchandise shipments, including shipments to our distribution center, our stores, our eCommerce fulfillment center and our eCommerce customers. Our use of outside delivery services for shipments is subject to a variety of risks which may impact a shipper's ability to provide delivery services that adequately meet our shipping needs at an acceptable cost. If we change shipping companies, we could face logistical difficulties that could adversely impact deliveries and we would incur costs and expend resources in connection with such a change. Moreover, we may not be able to obtain terms as favorable as those received from the independent third-party transportation providers we currently use, which would increase our costs. If we were to experience any of these risks, it could adversely affect our costs, results of operations, gross profit, financial condition and cash flows.

We depend on a single facility to conduct our operations and distribute our merchandise. Our business could suffer a material adverse effect if this facility’s operations was shut down or severely disrupted.

Our corporate headquarters, data center and our only distribution facility are located in one facility in Plymouth, Minnesota which facility is more than 45 years old. Our distribution facility supplies merchandise to our retail stores and our third party eCommerce fulfillment center. Any serious disruption to our distribution facility or a facility closure for any reason, could delay shipments to stores and our eCommerce fulfillment center and result in inventory shortages which could negatively impact our sales, results of operations and cash flows. In addition, our main data center and all of our senior management, including critical resources dedicated to merchandising, operations, marketing, finance, information technology and administrative functions, are located at our corporate headquarters. In the event of a disaster or other calamity impacting our corporate facility or data center, our management and staff would have to find and operate out of other suitable locations and/or rely on alternative sources for computer, telecommunications and data storage systems. We have little experience operating essential functions away from our main corporate office and are uncertain what effect operating such satellite facilities might have on business, personnel and results of operations.

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

The reliability and capacity of our IT systems (including third-party hardware and software systems or services) are critical to our continued operations. Despite our precautionary efforts, our IT systems, as well as those of our services providers, are vulnerable to damage or interruption from a variety of sources, including natural or man-made disasters, technical malfunctions, inadequate systems capacity, power outages, computer viruses, malicious human acts, security breaches and similar disruptive problems, which may require significant investment to fix or replace, and we may suffer loss of critical data and interruptions or delays to our operations.

Any disruption in the operation of our IT systems, our inability to maintain sufficient staffing levels, the loss of key employees knowledgeable about such systems or our failure to continue to effectively integrate, monitor and enhance such systems could interrupt our operations resulting in the temporary loss of or ability to access data or interfere with our ability to sell goods at our stores, which could result in reduced sales and affect our operations and financial performance. In addition, any interruption in the operation of our website could cause us to lose sales due to the temporary inability of customers to purchase merchandise through our website.

Periodically, we improve and upgrade portions of our IT systems and the functionality of our Internet website in an effort to ensure they meet our evolving business and security needs and are adequate to handle business growth. If we are unable to effectively maintain, operate, secure and timely upgrade our IT systems and our website, our business, financial condition and results of operations could be materially and adversely affected. While we believe that we are diligent in selecting vendors, systems and third party providers to assist us in maintaining the integrity of our IT systems, we realize that there are risks and no assurance can be provided that future disruptions, service outages and failures or unauthorized intrusions will not occur. Any failure, interruption or compromise of these systems could have a material adverse effect on our business, results of operation and cash flows.

We are subject to cyber security risks and may incur additional expenses in order to mitigate such risks or in response to unauthorized access to our data. In addition, an incident in which we or our third-party service providers fail to protect our customers' or employee’s information against a security breach could result in costly government enforcement actions and monetary damages against us from private litigation. Such an incident could otherwise damage our reputation, harm our business and adversely impact our results of operations, financial condition and liquidity.

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

Because the techniques used to obtain unauthorized access to data, disable or degrade storage service, or sabotage systems evolve and change frequently and may be difficult to detect, we and the service providers we use may be unable to anticipate these techniques or implement adequate preventive measures. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties acting on our behalf, through fraud, trickery or other forms of deceiving our employees or those of our third-party providers. Despite our preventative efforts and those of our third-party service providers, we may be vulnerable to targeted or random security breaches, privacy or denial of service attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events which could expose us and our third-party service providers to a risk of loss or misuse of proprietary and confidential information, litigation and potential liability. Cyber security attacks may be targeted at us, our third-party service providers, or our customers. Actual or anticipated attacks may cause us to incur significant additional expense, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Any cyber security or security breaches, including any breaches that result in theft, transfer or unauthorized disclosure of customer, employee or company information, or our lack of compliance with information security and privacy laws and regulations, may result in significant legal and financial exposure, including claims for unauthorized purchases with stolen credit card information, impersonation or other similar fraud claims, and considerable other additional expenses.  Although we maintain cyber-security insurance there can be no assurance that our insurance coverage will cover the particular cyber incident at issue or that such coverage will be sufficient, or that insurance proceeds will be paid to us in a timely manner.

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

3. CAPITAL RISKS

The sufficiency and availability of our sources of liquidity may be affected by a variety of factors.

The sufficiency and availability of our sources of liquidity may be affected by a variety of factors, including, without limitation: (i) the level of our operating cash flows, which is impacted by our overall sales and gross margins, general economic conditions and the level of consumer discretionary spending; (ii) our capital expenditures; and (iii) our ability to maintain borrowing availability and to comply with applicable covenants contained in our amended and restated credit agreement ("the Credit Facility").

Our ability to return to profitability and to generate positive cash flows is dependent upon many factors, including favorable economic conditions and consumer confidence and our ability to successfully execute our financial plan and strategic and tactical initiatives in order to improve overall sales levels and gross margins. There can be no assurance that our cash flows from operations will be sufficient at all times to support our Company without additional financing or credit availability. An inability to generate sufficient cash flows could have important consequences. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•
limit the amount of orders our vendors will produce, or their factors will allow them to produce for us, or result in their imposing unfavorable business terms or possibly refusing to do future business with us;

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

Our amended revolving credit agreement contains various covenants that impose restrictions that may affect our ability to operate our businesses.

The amended revolving credit agreement contains various affirmative and negative covenants that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to, among other things, have liens on their property, change the nature of their business, transact business with affiliates or sell or convey certain of their assets to any one person. In addition, the agreement contains a financial covenant that requires the Company to maintain certain financial ratios related to its borrowing base. The ability of the Company and its subsidiaries to comply with these provisions may be affected by our operating results as well as events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could cause our lenders to restrict or eliminate access to funds under the Credit Facility.

Access to additional financing from the capital markets may be limited.

Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict the Company’s access to potential sources of future liquidity. As a result of general unpredictability in the global financial markets, there can be no assurance that our liquidity will not be affected or that our capital resources will at all times be sufficient to satisfy our liquidity needs. Although we believe that our existing cash and cash equivalents, cash provided by operations, and our availability under our amended revolving credit agreement, will be adequate to satisfy our capital needs for the foreseeable future, any renewed tightening of the credit or capital markets could make it more difficult for us to access funds, enter into an agreement for new indebtedness or obtain funding through the issuance of our securities. Our amended Credit Facility has covenants and restrictions which, if not met, may limit our ability to access funds.

While we have availability under our Credit Facility to bolster our liquidity, we may need additional capital to fund our operations, particularly if our cash flows from operating activities were to decrease or if the Credit Facility were unavailable or used to capacity. The sale of additional equity securities or convertible debt securities in order to improve our liquidity could result in additional dilution to our stockholders. If we borrow under our Credit Facility or incur other debt, our expenses will increase and we could be subject to additional restrictions that may limit our operating flexibility. Newly issued securities may have rights, preferences and privileges that are senior or otherwise superior to those of our common stock. There is no assurance that equity or debt financing will be available in amounts or on terms acceptable to us. Without sufficient liquidity, we will be more vulnerable to any future downturns in our business or the general economy. Future increases in interest rates or other tightening of the credit markets, or future turmoil in the financial markets, could make it more difficult for us to access funds, to refinance our indebtedness (if necessary), to enter into agreements for new indebtedness, or to obtain funding through the issuance of our securities. Also, if we are unable to obtain credit on commercially reasonable terms in the future that could adversely impact our liquidity and results of operations.

We may incur additional indebtedness in the future, which may require us to use a substantial portion of our cash flows to service debt and limit our financial and operating flexibility in important ways.

We may incur additional indebtedness in the future. Any borrowings under any future debt financing will require interest payments and need to be repaid or refinanced, could require us to divert funds identified for other purposes to debt service and would create additional cash demands and could impair our liquidity position and add financial risk for us. Diverting funds identified for other purposes for debt service may adversely affect our business and growth prospects. If we cannot generate sufficient cash flows from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all.

Our stock price may be volatile.

The Company’s stock price has experienced volatility over time and this volatility may continue, in part due to factors such as those discussed in this Item 1A of this Annual Report. Stock volatility may adversely affect stockholder confidence, as well as associate morale and retention for those associates who receive equity grants as part of their compensation packages, which could have a material adverse effect on our business, operational results, financial position and cash flows.

Future announcements or disclosure by us or others could affect the market price for our common stock, including but not limited to:

•	our ability to accomplish our tactical initiatives or operating goals and to do so in accordance with the timing estimates we have publicly announced;

•	the performance of third-party contract manufacturers and suppliers;

•	actual or anticipated variations in our results of operations or those of our competitors;

•	sales of common stock or other securities by us or our stockholders in the future;

•	additions or departures of key management or personnel;

•	the trading volume of our common stock;

•	changes in earnings estimates or recommendations by securities analysts, failure to obtain or maintain analyst coverage of our common stock or our failure to achieve analyst earnings estimates;

•	decreases in market valuations of other retailers; and

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

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

4. LEGAL AND REGULATORY RISKS

If our long-lived assets become impaired, we may need to record significant non-cash impairment charges.

Periodically, we review our long-lived assets for impairment whenever economic events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If an individual store location is unable to generate sufficient future cash flows, we may be required to record a partial or full impairment of that store’s assets. In addition, significant negative industry or general economic trends, disruptions to our business and unexpected significant changes or planned changes in our use of the assets (such as store relocations or closures) may also result in impairment charges. Any such impairment charges, if significant, could adversely affect our financial position and results of operations.

Laws on privacy continue to evolve and further limits on how we collect or use customer information could adversely affect our business.

We collect and store customer information primarily for marketing purposes and to improve the services we provide. The use or retention of certain customer information is subject to applicable privacy laws. As privacy, data protection and information security laws, are interpreted and applied, compliance costs may increase, particularly in the context of providing adequate data protection and adequate data transfer mechanisms. Individual states are increasingly adopting or revising privacy, data protection and information security laws, that could have significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of customer and/or employee information, and some of our current or future business plans. New legislation or regulation, and the interpretation and application of existing laws and regulations, could increase our costs of compliance, technology and business operations and could reduce revenues from certain business initiatives. Moreover, the application of existing or new laws to existing technology and practices can be uncertain and may lead to additional compliance risk and cost.

In recent years, there has been increasing regulatory enforcement and litigation activity in the area of privacy, data protection and information security in the United States. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, ongoing regulatory monitoring customer attrition, which could have a material adverse impact on our business, operational results, financial position and cash flows. In addition to the extent our or our business partners’ security procedures and protection of customer information prove to be insufficient or inadequate, we may become subject to litigation or other claims, which could expose us to liability and cause damage to our reputation, brand, results of operations and liquidity.

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

Changes in accounting rules and regulations could adversely affect our results of operations, financial condition and cash flows.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regards to a wide range of matters that are relevant to our business are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change or increase volatility of our reported or expected financial performance or financial condition. See Note 1, “Nature of Business and Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements included herein for a description of recently issued accounting pronouncements, and “Critical Accounting Policies,” included herein which discusses accounting policies considered to be important to our operational results and financial condition. These and other future changes to accounting rules or regulations could have an adverse impact on our business, operational results, financial position and cash flows.

Union attempts to organize our employees could negatively affect our business.

None of our employees are currently subject to a collective bargaining agreement. It is possible unions may attempt to organize all or part of our employee base at certain stores or within certain regions. Responding to such organization attempts may distract management and employees and may have a negative financial impact on individual stores, or on our business as a whole.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as rules subsequently implemented by the SEC and the New York Stock Exchange ("NYSE"), have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations result in increased legal and financial compliance costs and will make some activities more time-consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure. In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses.

We have incurred and continue to expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404. Moreover, if we do not comply with the requirements of Section 404 the market price of our stock could decline and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

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

Increases in labor costs related to changes in employment laws and regulations could impact our business, operational results, financial position and cash flows.

Our retail store operations are subject to federal, state and local laws governing such matters as minimum wages, working conditions, work scheduling, healthcare reform, paid time off, overtime pay and workers’ compensation.

A number of factors could adversely affect our operating costs, including additional government-imposed regulations regarding minimum wages, overtime, sick pay, predictive scheduling, paid leaves of absence, mandated health benefits, and changing regulations from the National Labor Relations Board or other agencies. In fact, recent changes in minimum wage laws have resulted in higher starting wage levels at a number of our stores. Complying with new legislation or regulations could be time consuming and expensive and if we are unable to offset increased labor costs by increased sales or improved gross margins, it could have a material adverse impact on our business, operational results, financial position and cash flows.

We are currently out of compliance with the NYSE listing requirements, and we are at risk of the NYSE delisting our common stock, which could materially impair the liquidity and value of our common stock.

We are currently listed on the NYSE. On June 14, 2018, we received written notice from the NYSE that we are not in compliance with the continued listing standards set forth in Section 8 of the NYSE Listed Company Manual. The Company is considered below the criteria established by the NYSE for continued listing because (i) its average market capitalization has been less than $50 million over a consecutive 30 trading-day period, and at the same time its stockholders’ equity was less than $50 million; and (ii) its 30-day average closing price was below $1.00. As a result, we are required to bring our share price and consecutive 30 trading-day average share price, as measured on the last trading day of any calendar month during the sixth month period following receipt of the NYSE notice, above $1.00 per share or the NYSE may commence suspension and delisting procedures, unless shareholder approval is required for corporate action, such as a reverse stock split, at the Company’s next annual meeting which is anticipated to be held in June 2019.  In addition, if our common stock price remains below the $1.00 per share threshold and falls to the point where the NYSE considers the stock price to be “abnormally low”, or our market capitalization falls below $15.0 million over a consecutive 30-day trading period, the NYSE has the discretion to begin delisting procedures immediately.

We have submitted a continued listing plan (“Plan”) to the NYSE that outlines the steps we are taking to regain compliance with the market capitalization and stockholders’ equity listing standard within eighteen months. On August 23, 2018 the NYSE notified us that they accepted our Plan, subject to quarterly reviews by the NYSE Listing and Compliance Committee to ensure progress against the Plan.  Our most recent quarterly update was provided to the NYSE on January 18, 2019 and accepted by the NYSE a few days later.   The Company’s common stock continues to trade on the NYSE. The current noncompliance with the standards described above does not affect the Company’s ongoing business operations or its reporting requirements with the SEC.  If our common stock is delisted and we are not able to list our common stock on another national securities exchange, we expect our securities would be quoted on an over-the-counter market.

If the NYSE were to delist our common stock and we were unable to list our stock on another national securities exchange, it could, among other things: (i) reduce the liquidity and, quite possibly, the market price of our common stock; (ii) reduce the number of institutional investors willing to hold or acquire our common stock, which could negatively affect our ability to raise equity financing; (iii) limit our access to public capital markets; (iv) impair our ability to provide equity incentives that would be attractive to our employees; (v) result in a limited availability for market quotations for our common stock; and (vi) result in the loss of analyst coverage of the Company.

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

ITEM 2. PROPERTIES

Store Locations

Our stores are located primarily in shopping malls and retail centers in smaller to mid-sized cities and suburban areas. Approximately 77% of our stores are located in enclosed malls that typically have numerous specialty stores and two or more general merchandise chains or department stores as anchor tenants. The remainder of our Christopher & Banks, C.J. Banks and MPW stores are located in power, strip and lifestyle shopping centers.

At February 2, 2019, MPW stores, outlet stores, Christopher & Banks stores, and C.J. Banks stores averaged approximately 3,900, 4,000, 3,300 and 3,600 square feet, respectively. Approximately 84% of the total aggregate store square footage is allocated to selling space.

At February 2, 2019, we operated 455 stores in 45 states as follows:

State	MPW	Outlet	Christopher & Banks	C.J. Banks	Total Stores
Alabama	1	—	—	—	1
Arizona	3	3	—	—	6
Arkansas	2	1	—	—	3
California	4	—	—	—	4
Colorado	8	3	2	2	15
Connecticut	1	2	—	—	3
Delaware	1	1	—	—	2
Florida	3	4	—	—	7
Georgia	1	2	—	—	3
Idaho	6	—	—	—	6
Illinois	19	1	1	1	22
Indiana	12	3	2	2	19
Iowa	17	2	2	2	23
Kansas	9	1	2	2	14
Kentucky	6	1	2	2	11
Maine	2	1	1	1	5
Maryland	5	1	—	—	6
Massachusetts	1	—	—	—	1
Michigan	20	4	2	1	27
Minnesota	26	4	—	—	30
Mississippi	—	1	—	—	1
Missouri	10	3	2	2	17
Montana	5	—	—	—	5
Nebraska	7	—	3	3	13
New Hampshire	1	2	—	—	3
New Jersey	—	1	—	—	1
New Mexico	1	—	1	—	2
New York	16	4	1	1	22
North Carolina	2	4	—	—	6
North Dakota	5	—	1	1	7
Ohio	20	4	3	2	29
Oklahoma	4	1	—	—	5
Oregon	5	4	—	—	9
Pennsylvania	24	5	—	—	29
South Carolina	1	2	—	—	3
South Dakota	6	—	1	1	8
Tennessee	10	3	—	—	13
Texas	5	1	—	—	6
Utah	6	2	1	1	10
Vermont	2	1	—	—	3
Virginia	6	1	1	1	9
Washington	10	3	—	—	13
Wisconsin	11	4	4	4	23
West Virginia	6	—	1	1	8
Wyoming	2	—	—	—	2
TOTAL	312	80	33	30	455

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

The following table, which covers all of the stores operated by us at February 2, 2019, indicates the number of leases expiring during the periods indicated and the number of such leases with renewal options. The number of stores with leases expiring in the next fiscal year includes stores which currently are operating on month-to-month terms.

Fiscal Years	Number of Leases Expiring	Number with Renewal Options
2019	200	—
2020	58	2
2021	48	—
2022	9	4
2023	19	—
2024 and thereafter	121	10
Total	455	16

For leases that expire in a given period, we plan to evaluate the projected future performance of each store location prior to lease expiration to determine if we will seek to negotiate a new lease for that particular location, potentially, with a shorter term, identify an alternate location or close the store.

Corporate Office and Distribution Center Facility

Our 221,000 square foot corporate office and distribution center facility is located in Plymouth, Minnesota. We utilize the entire facility for our corporate office and distribution center requirements to receive and distribute all of our merchandise for all of our stores through this facility. Management believes our corporate office and distribution center facility space is sufficient to meet our requirements for the next fiscal year.

On April 27, 2018, we completed the sale of and entered into an agreement to leaseback the Plymouth, Minnesota corporate headquarters and distribution facility. The agreement provided for the sale of the facility for a purchase price of $13.7 million and the subsequent leaseback of the facility for a 15-year period, excluding a 5-year renewal option (see additional information regarding this sale and leaseback transaction in Note 11 - Lease Commitments to our Consolidated Financial Statements for the fiscal year ended February 2, 2019 included as part of this Annual Report).

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers as of March 14, 2019:

Name	Age	Positions and Offices
Keri Jones	55	President and Chief Executive Officer
Richard Bundy	39	Senior Vice President, Chief Financial Officer
Monica Dahl	52	Senior Vice President, Chief Marketing Officer, Omni-Channel and Public Relations
Andrea Kellick	56	Senior Vice President, Chief Merchandising Officer
Luke Komarek	65	Senior Vice President, General Counsel and Corporate Secretary
Cindy Stemper	61	Senior Vice President, Chief Human Resources Officer
Carmen Wamre	49	Senior Vice President, Chief Stores Officer

Keri Jones has served as our President and Chief Executive Officer ("CEO") and a director since March 12, 2018. From May 2017 until February 2018, Ms. Jones served as Executive Vice President, Chief Merchant of Dick's Sporting Goods. Prior to Dick's, Ms. Jones spent 27 years at Target Corporation, where she served in a variety of leadership roles, including as Executive Vice President, Global Supply Chain, from 2015 to 2016; Executive Vice President, Merchandise Planning and Operations, from 2014 to 2015; Senior Vice President, Merchandise Planning, from 2011 to 2014; Senior Vice President, Health and Beauty, from 2008 to 2011; and Vice President, General Merchandise Manager, Toys and Sporting Goods, from 2001 to 2008.

Richard Bundy joined the Company as Senior Vice President, Chief Financial Officer in July 2018. Mr. Bundy was with Chico’s FAS, Inc. for approximately ten years serving in a variety of ever increasing financial roles, including as Vice President, Brand Finance & Strategy, Chico’s from 2015 to May 2018; Senior Director, Brand Finance & Strategy, Soma Intimates from 2014 to 2015 and Director, Brand Finance & Strategy, Soma Intimates from 2013 to 2014. Prior to joining Chico’s FAS, Inc., Mr. Bundy served as a financial analyst at Limited Brands, Inc. and Albertsons Companies, Inc. and as a project resource analyst with NASA.

Monica Dahl has served as Senior Vice President, Chief Marketing Officer, Omni-Channel and Public Relations since April 2016 and previously served as Senior Vice President, Marketing, Omni-Channel and Public Relations from November 2014 to April 2016. From April 2013 to November 2014, she was Senior Vice President, Marketing (SVP, Marketing”). Ms. Dahl joined the Company in 2004 and served in a variety of roles prior to becoming SVP, Marketing in 2013. Before joining the Company, Ms. Dahl held various positions with Wilsons Leather and Arthur Andersen LLP.

Andrea Kellick joined the Company as Senior Vice President, Chief Merchandising Officer in July 2018. Ms. Kellick was with Target Corporation for approximately sixteen years serving in a variety of merchandising and planning roles including jewelry, accessories, domestics and apparel, most recently as Vice President, Women’s Apparel from 2016 to March 2018 and Vice President, Bedding, Bath & Home Decor from 2011 to 2015. Prior to joining Target Corporation, Ms. Kellick served in various merchandising and sourcing roles for Old Navy, Express, Inc. and Spiegel Inc.

Luke Komarek has served as Senior Vice President, General Counsel since May 2007. He was named Corporate Secretary in August 2007. Prior to joining the Company, Mr. Komarek served as General Counsel, Chief Compliance Officer and Secretary at PNA Holdings, an office imaging and parts supplier, from March 2004 to May 2007. Previously, Mr. Komarek served as Vice President of Legal Affairs and Compliance at Centerpulse Spine-Tech Inc. from February 2003 to March 2004. Mr. Komarek was employed by FSI International, Inc., a semiconductor equipment company, from 1995 to 2002, most recently serving as Vice President, General Counsel and Corporate Secretary.

Cindy Stemper has served as the Company's Senior Vice President, Chief Human Resources Officer since April 2016 and previously served as Senior Vice President, Human Resources from April 2013 to April 2016. From September 2010 to April 2013, she served as the Company’s Vice President, Human Resources. Prior to joining the Company, Ms. Stemper worked at MoneyGram International for approximately 25 years in a variety of Human Resources roles, most recently as Executive Vice President, Human Resources and Corporate Services from 2005 to 2009.

Carmen Wamre joined the Company as Senior Vice President, Chief Stores Officer in December 2018. Ms. Wamre was with Express, Inc. for approximately 28 years in a variety of leadership roles including as Zone Vice President from 2008 to 2017 and as a Regional Director from 2002 to 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol “CBK”.

As of March 15, 2019, there were approximately 132 holders of record of our common stock. The last reported sales price on the NYSE of our common stock on March 15, 2019 was $0.39.

The following table summarizes information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the 13 week period ended February 2, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
November 4, 2018 - December 1, 2018	—	$—	—	$—
December 2, 2018 - January 5, 2019	111,505	$0.50	111,505	$1,944,738
January 6, 2019 - February 2, 2019	76,574	$0.57	76,574	$1,901,012
Total	188,079	$0.53	188,079	$1,901,012

(1) On December 20, 2018, the Company announced that the Board of Directors authorized a stock repurchase program to purchase up to $2.0 million of the Company’s outstanding common stock during the period ending December 31, 2019. The shares may be repurchased from time to time through open market purchases, block transactions, privately negotiated transactions or derivative transactions in a manner consistent with applicable securities laws and regulations.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. We refer to the 52 weeks ended February 2, 2019 and the 53 weeks ended February 3, 2018 in this MD&A as “fiscal 2018” and “fiscal 2017”, respectively.

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

As of February 2, 2019, we operated 455 stores in 45 states, including 312 Missy, Petite, Women ("MPW") stores, 80 outlet stores, 33 Christopher & Banks ("CB") stores, and 30 C.J. Banks ("CJ") stores. Our CB brand offers unique fashions and accessories featuring exclusively designed assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P. Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W. Our MPW concept and outlet stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the Missy, Petite and Women-sized customer in one location.

Other Developments

On February 1, 2018, the Company announced that its Board of Directors had elected Keri Jones as Chief Executive Officer (“CEO”) and as a member of the Board effective as of her March 12, 2018 start date. In connection with the election of Ms. Jones as CEO of the Company, Joel Waller ceased serving as interim President and CEO when Ms. Jones commenced employment but has continued as a Board member.

In addition, during fiscal year 2018, the Company had the following other additions to its executive leadership team: Richard Bundy (Senior Vice President, Chief Financial Officer in July 2018); Andrea Kellick (Senior Vice President, Chief Merchandising Officer in July 2018); and Carmen Wamre (Senior Vice President, Chief Stores Officer in December 2018).

Strategic Priorities

Our overall business strategy is to build sustainable, long-term revenue growth and consistent profitability through the following strategic initiatives:

•	Enhance the customer shopping experience;

•	Improve marketing and promotional effectiveness;

•	Leverage omni-channel capabilities;

•	Build loyalty and grow our customer file;

•	Optimize our real estate portfolio; and

•	Right-size our cost structure.

Enhance the Customer Shopping Experience

We are committed to enhancing our customer's shopping experience by providing a well curated product assortment that is presented in a way that is easier for her to shop. We are focused on improving the flow and depth of our inventory buys which are intended to help her build an outfit and drive units per transaction. Additionally, we have recently launched a new Style and Selling model to support our store associates in providing even better service and importantly drive sales.

Improve Marketing and Promotional Effectiveness

Our goals include executing disciplined markdown management, leveraging improved analytics to inform what types and depth of promotions and targeted offers are used and to increase our return our on marketing investments.

Leverage Omni-Channel Capabilities

Our integrated, omni-channel strategy is designed to provide customers with a seamless retail experience, allowing her to shop whenever, however and wherever she chooses. In January of 2018, we launched “Buy online ship to store,” and in November of 2018, we launched “Buy online ship from store.” We currently are fulfilling eCommerce orders from 170 of our stores. We plan on launching “Buy online pick up in store” during the first quarter of fiscal 2019. These flexible fulfillment options not only meet a customer need, they allow us to better leverage our inventory across our chain.

Build Loyalty and Grow our Customer File

We have a very loyal customer base that is highly engaged. Our uniquely designed product, our value positioning and our customer service are key differentiators for us and contribute to the loyalty of our customers with approximately 90% of our active customers participating in our loyalty rewards program.

We continue to focus on maximizing the benefits of our customer relationship management (“CRM”) database, Friendship Rewards Loyalty Program (“Friendship Rewards”), and private-label credit card program to strengthen engagement with our customers. Our Friendship Rewards program, in conjunction with our CRM system, allows us to personalize communications and customize our offers. We continue to leverage our direct and digital marketing channels to encourage additional customer visits and increased spending per visit.

To grow our existing customer file, we intend to reallocate our marketing spend in an effort to drive acquisition of new customers, reactivate lapsed customers, and also capitalize on market disruptions. In addition, we intend to refresh our Friendship Rewards program and to continue to leverage that program. Finally, we plan to capitalize on our unique positioning in the market to drive engagement with customers on a grass roots level.

Optimize our Real Estate Portfolio

Between 2011 and 2015 we consolidated our store formats and reduced our store count by 33% in an effort to improve store productivity. Additionally, approximately 44% of our stores have a lease action arising within 12 months and 57% within 24 months. This should provide us with flexibility to close underperforming stores and the opportunity to renegotiate occupancy costs where applicable.

Right-size our Cost Structure

We intend to take a holistic approach in driving cost reductions. To help us in accomplishing this we have hired a third-party, non-merchandise procurement specialist to assist us in analyzing relationships and negotiating cost reductions. In addition, we intend to continue to aggressively negotiate rent reductions, optimize our marketing spend, review and reduce our corporate overhead and reduce our shipping and fulfillment expense.

Performance Measures

Management evaluates our financial results based on the following key performance measures.

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

Results of Operations

The following table presents selected consolidated financial data for each of the past two fiscal years:

			Net Change		Percent of Net Sales
(dollars in thousands)	52 Weeks Ended February 2, 2019	53 Weeks Ended February 3, 2018	Amount	Percent	February 2, 2019	February 3, 2018
Net sales	$348,900	$365,906	$(17,006)	(4.6)%	100.0%	100.0%
Merchandise, buying and occupancy costs	246,269	252,399	(6,130)	(2.4)%	70.6%	69.0%
Gross profit	102,631	113,507	(10,876)	(9.6)%	29.4%	31.0%
Other operating expenses:
Selling, general and administrative	120,371	123,398	(3,027)	(2.5)%	34.5%	33.7%
Depreciation and amortization	10,158	12,434	(2,276)	(18.3)%	2.9%	3.4%
Impairment of long-lived assets	4,384	318	4,066	1,278.6%	1.3%	0.1%
Total other operating expenses	134,913	136,150	(1,237)	(0.9)%	38.7%	37.2%
Operating loss	(32,282)	(22,643)	(9,639)	42.6%	(9.3)%	(6.2)%
Interest expense, net	(183)	(154)	(29)	18.8%	(0.1)%	—%
Other income	—	—	—	—%	—%	—%
Loss before income taxes	(32,465)	(22,797)	(9,668)	42.4%	(9.3)%	(6.2)%
Income tax provision (benefit)	374	(773)	1,147	(148.4)%	0.1%	(0.2)%
Net loss	$(32,839)	$(22,024)	$(10,815)	49.1%	(9.4)%	(6.0)%

Rate trends as a percentage of net sales	Fiscal 2018	Fiscal 2017
Gross margin	29.4%	31.0%
Selling, general, and administrative	34.5%	33.7%
Depreciation and amortization	2.9%	3.4%
Operating loss	(9.3)%	(6.2)%

Fiscal 2018 Summary

•
Net sales decreased 4.6% compared to the same period last year primarily due to the prior year containing $5.0 million of sales attributable to the 53rd week, a 2.5% decline in units sold per transaction, and a 2.6% decline in average store count. These declines were partially offset by a 1.2% increase in average retail sales dollars per unit sold;

•	Comparable sales in fiscal 2018 decreased 2.6%, compared to a 2.5% decrease in fiscal 2017;

•	eCommerce comparable sales increased 15.3% in fiscal 2018 compared to a 13.7% increase in fiscal 2017;

•	Net sales per store decreased 2.0% and net sales per square foot decreased 2.7% in fiscal 2018 compared to fiscal 2017;

•
Gross margin rate decreased 161 basis points compared to the same period last year primarily driven by higher product costs in the early part of the year, markdowns of higher beginning of year inventory and lower than anticipated sales for fiscal 2018. Additionally, the gross margin rate declined due to higher fulfillment expense resulting from increased sales penetration in the eCommerce channel and the launch of the Ship from Store initiative;

•	Net loss of $32.8 million, a $0.88 loss per share, in fiscal 2018 compared to a net loss of $22.0 million, a $0.59 loss per share, in fiscal 2017;

•	As of February 2, 2019, we held $10.2 million of cash and cash equivalents, compared to $23.1 million as of February 3, 2018.

Net Sales

The components of the 4.6% net sales decrease in fiscal 2018 compared to fiscal 2017 were as follows:

Sales driver change components	Fiscal 2018
Number of transactions	0.1%
Store count	(1.1)%
Units per transaction	(3.1)%
Average unit retail	0.7%
53rd week impact	(1.2)%
Total sales driver change decrease	(4.6)%

Comparable sales	Fiscal 2018
Comparable sales	(2.6)%

Sales decreased primarily due to a 2.5% decrease in units per transaction, a 2.7% decline in the average number of stores and the fact that fiscal 2017 sales contained $5.0 million of sales attributable to a 53rd week. The number of transactions in 2018 was slightly higher than in 2017, though transactions in stores were down due to continued weakness in store traffic while eCommerce transactions were up. These declines were partially offset by an increase of 1.2% in average unit retail sales.

To supplement our comparable sales measure, we also monitor changes in other store sales metrics as illustrated in the table below:

Store metrics	Fiscal 2018
Net sales per store % change	(2.0)%
Net sales per square foot % change	(2.6)%

Net sales per store and net sales per square foot decreased consistently with the overall decline in sales.

Store count, openings, closings, and square footage for our stores were as follows:

	Store Count						Square Footage (1)
Stores by Format	February 3, 2018	Open	Close	MPW Conversions	February 2, 2019	Avg Store Count	February 2, 2019	February 3, 2018
MPW	314	5	(7)		312	314	1,227	1,225
Outlet	78	5	(3)	—	80	79	321	314
Christopher and Banks	37	—	(2)	(2)	33	35	109	122
C.J. Banks	34	—	(2)	(2)	30	33	109	123
Total Stores	463	10	(14)	(4)	455	461	1,766	1,784
________________________________________

(1)	Square footage presented in thousands.

Gross Profit

Gross margin rate decreased 161 basis points compared to the same period last year primarily driven by higher product costs in the early part of the year, markdowns of higher beginning of year inventory and lower than anticipated sales for fiscal 2018. Additionally, the gross margin rate declined due to higher fulfillment expense resulting from increased sales penetration in the eCommerce channel and the launch of the Ship from Store initiative.

Selling, General, and Administrative ("SG&A") Expenses

SG&A decreased by $3.0 million, driven by lower store operating expenses of $4.1 million, lower net employee compensation expense of $0.5 million, lower insurance expenses of approximately $0.8 million and lower executive search fees of approximately $0.5 million. Approximately $1.7 million of these SG&A expense reductions were attributable to fiscal 2018 being a 52-week year versus fiscal 2017 being a 53-week year. These SG&A expense decreases were partially offset by increases of approximately $1.6 million in outside professional services and $1.1 million of eCommerce operating expenses. As a percent of net sales, SG&A expenses increased by 78 basis points to 34.5%.

Depreciation and Amortization

Depreciation and amortization expense decreased primarily due to the sale-leaseback of the corporate facility in April 2018, a decrease in average store count and a decline in depreciation due to the impairment charges expensed in the third and fourth quarters of fiscal 2018 for store fixed assets.

Impairment of Long-Lived Assets

We recorded non-cash impairment charges totaling $4.4 million during the third and fourth quarters of fiscal year 2018 as leasehold improvements and equipment at certain under-performing stores were written down to their estimated fair value.

Operating Loss

Our operating loss increase in fiscal 2018 compared to fiscal 2017 was primarily due to a $17.0 million decline in net sales, $5.0 million of which is attributable to the inclusion of a 53rd week of sales in fiscal 2017, a 161 basis point decline in gross margin, and an increase of $4.1 million in impairment charges. The increases in the operating loss were partially offset by a $3.0 million decrease in SG&A expenses.

Interest expense, net

The change in interest expense, net is not material.

Income Tax Expense (Benefit)

The income tax benefit in 2017 resulted from the repeal of the Alternative Minimum Tax ("AMT") under the Tax Cuts and Jobs Act ("the Act") enacted in December 2017. In conjunction with the Act, previous AMT payments resulted in carryforward tax credits that will be refundable over time. Income tax expense during fiscal 2018 primarily reflected current state income taxes and minimum fees, net changes in the income tax valuation allowance.

Net earnings

Our net loss increase in fiscal 2018 compared to our net loss in 2017 was primarily due to a gross margin rate decline, a net sales decrease, impairment charges related to long-lived assets, and an increase in income tax expense. These items were partially offset by a decline in SG&A expenses.

Fiscal 2019 Outlook

Sales for the early part of the fiscal 2019 first quarter have been trending below plan, largely attributable to an overall decline in traffic related to the extremely cold and snowy weather in the Upper Midwest and Great Lakes area where a majority of our stores are located. In response to the sales trends to-date we have adjusted our marketing and promotional calendar and as the weather improves we expect sales to trend more in line with our expectations for the remainder of the first quarter. Despite the recent pressure on sales, the Company is maintaining its overall fiscal 2019 guidance, as it believes that the headwinds created largely by weather are mostly behind it and that its strategic initiatives will yield improved financial performance as the year progresses. In addition, the Company expects:

•
Net sales to increase 2% to 3% as the result of expanded omni-channel capabilities, enhancements to the overall product assortment, and more impactful marketing promotions to drive customer file growth. Gross margin expansion of 300 to 350 basis points as a result of improved inventory management including supply chain and omni-channel initiatives, greater discipline around promotions and the continued reduction of occupancy costs.

•	SG&A as a percentage of sales to decline 150 to 200 basis points due to ongoing cost reduction initiatives.

•	Inventory turns to improve as compared to fiscal 2018.

Liquidity and Capital Resources

Summary

We expect to operate our business and execute our strategic initiatives principally with funds generated from operations and from our Credit Facility, subject to compliance with the financial covenant and the other terms of the Company’s Credit Facility with Wells Fargo Bank N.A (“Wells Fargo”).

Our cash and cash equivalents balance as of the end of fiscal 2018 and 2017 was $10.2 million and $23.1 million, respectively.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for each of the past three fiscal years:

(in thousands)	Fiscal 2018	Fiscal 2017
Net cash (used in) provided by operating activities	$(21,508)	$(6,745)
Net cash used in investing activities	9,035	(5,158)
Net cash used in financing activities	(365)	(26)
Net (decrease) increase in cash and cash equivalents	$(12,838)	$(11,929)

Operating Activities

The change in cash used in operating activities in fiscal 2018 compared to fiscal 2017 was primarily due to an increase in the net loss, excluding non-cash expenses. Uses of cash for working capital increased for the period primarily due to changes in inventories and accounts payable.

Investing Activities

The increase in cash from investment activities in fiscal 2018 is driven primarily by the Company completing the sale and leaseback of its corporate headquarters facility and distribution center. The agreement provided for the sale of the facility for a purchase price of $13.7 million and the subsequent leaseback of the facility for a 15-year period. As part of the transaction, the Company deposited $1.7 million in escrow for certain repairs to the building of which approximately $1.0 million was spent prior to February 2, 2019. Store-related capital expenditures declined $2.7 million from the prior year as the Company utilized more used furniture and fixtures in conjunction with new store openings. Information technology capital expenditures increased approximately $0.8 million from 2017 due primarily to eCommerce initiatives.

Financing Activities

In December 2018, the Company's Board of Directors authorized a Stock Repurchase Program (the “Program”) to repurchase up to $2.0 million of the Company’s outstanding common stock during the period ending December 31, 2019. The shares may be repurchased from time to time through open market purchases, block transactions, privately negotiated transactions or derivative transactions in a manner consistent with applicable securities laws and regulations. The Program may be modified, suspended or terminated at any time by the Board of Directors.

During fiscal 2018, the Company repurchased 188,079 shares at a cost of approximately $0.1 million. As of February 2, 2019, approximately $1.9 million remains available for use under the Program.

We have not paid any dividends since 2010.

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

The Credit Facility with Wells Fargo was most recently amended and extended on August 3, 2018. The current expiration date is August 3, 2023. The Credit Facility amendment in 2018 supplemented the Company's existing $50.0 million revolving Credit Facility by adding a new $5.0 million revolving "first-in, last out" ("FILO Facility") tranche, subject to the borrowing base restrictions applicable to the FILO facility.

In addition to these changes, the amendment removed the Company's real property from the borrowing base, as this property was the subject of a sale-leaseback transaction during fiscal 2018.

The total borrowing base at February 2, 2019, was approximately $26.7 million. As of February 2, 2019, the Company had open on-demand letters of credit of approximately $6.9 million. Accordingly, after reducing the borrowing base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the borrowing base, the net availability of revolving credit loans under the Credit Facility was approximately $19.4 million at February 2, 2019.

See Note 5 - Credit Facility for additional details regarding our Credit Facility.

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

Sourcing

We directly imported approximately 52% and 39% of our merchandise purchases during fiscal 2018 and fiscal 2017, respectively. A significant amount of our merchandise was manufactured overseas during each of these fiscal periods, primarily in China and Vietnam. Our reliance on sourcing from foreign countries may cause us to be exposed to certain risks as indicated below and in Part I, “Item 1A. Risk Factors” in this Annual Report.

We do not have long-term purchase commitments or arrangements with any of our suppliers or buying agents. Our ten largest vendors represented approximately 67% and 71% of our total merchandise purchases in fiscal 2018, and fiscal 2017, respectively. One of our suppliers accounted for approximately 16% and 27% of our purchases during fiscal 2018, and fiscal 2017, respectively. Another supplier accounted for approximately 10% and 9% of our purchases during fiscal 2018, and fiscal 2017, respectively. No other vendor supplied greater than 10% of the Company's merchandise purchases during the last two fiscal years.

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

Although we expect the cost of cotton and synthetics to remain relatively stable in fiscal 2019, our average unit cost may change based on other factors, including overall mix of fashion versus core merchandise, fluctuations in transportation costs and potential changes in tariffs. To the extent that we cannot offset increases in the cost of goods with other cost reductions or efficiencies, we may be forced to sell the product at higher prices, which our customers may be less prone to accept.

Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, consumer confidence, customer response to our seasonal merchandise mix, timing of new store openings, adverse weather conditions, and shifts in the timing of certain holidays and shifts in the timing of promotional events.

Inflation

We do not believe that inflation had a material effect on our results of operations in the last two fiscal years.

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

Our significant accounting policies can be found in Note 1 - Nature of Business and Significant Accounting Policies, in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most challenging and complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

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

We recorded long-lived asset impairment charges of approximately $4.4 million and $0.3 million in fiscal 2018, and fiscal 2017, respectively, related to underperforming store locations.

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

A customer loyalty liability of $3.8 million and $3.5 million is included in accrued liabilities as of the end of fiscal 2018 and fiscal 2017, respectively.

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

Forming a conclusion that a valuation allowance is not needed is difficult when negative evidence such as cumulative losses exists. Based on available objective evidence and cumulative losses, management believes it is more likely than not that the deferred tax assets are not recognizable and will not be recognized until the Company has sufficient taxable income. Accordingly, the net deferred tax assets with the exception of certain deferred state benefits, have been offset by a valuation allowance. The valuation allowance increased by $5.5 million and decreased by $11.0 million during the years ended February 2, 2019 and February 3, 2018, respectively. The increase in the valuation allowance in the current year is a result of the increase in deferred taxes. The valuation allowance does not have any impact on cash and does not prevent the Company from using the deferred tax assets in future periods when profits are realized.

We have analyzed equity ownership changes and determined our net operating losses will not be limited under Section 382.

Forward-Looking Statements

We may make forward-looking statements reflecting our current views with respect to future events and financial performance.  These forward-looking statements, which may be included in reports filed under the Exchange Act, in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A - Risk Factors of this Annual Report, which could cause actual results to differ materially from historical results or anticipated future results.

The words or phrases “will likely result,” “are expected to,” “estimate,” “project,” “believe,” “expect,” “should,” “anticipate,” “forecast,” “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (“PSLRA”). In particular, we desire to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Annual Report.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, we wish to advise readers that the factors listed in Item 1A of this Annual Report, as well as other factors, could affect our performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Christopher & Banks Corporation

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Christopher & Banks Corporation and subsidiaries (the “Company”) as of February 2, 2019, and February 3, 2018, the related Consolidated Statements of Operations, Comprehensive Loss, Stockholders' Equity, and Cash Flows, for each of the two years in the period ended February 2, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the two years in the period ended February 2, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 18, 2019

We have served as the Company's auditor since 2017.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	February 2, 2019	February 3, 2018
ASSETS
Current assets:
Cash and cash equivalents	$10,239	$23,077
Accounts receivable	2,767	2,626
Merchandise inventories	41,039	41,361
Prepaid expenses and other current assets	3,372	2,715
Income taxes receivable	268	172
Total current assets	57,685	69,951

Property, equipment and improvements, net	31,643	47,773

Other non-current assets:
Deferred income taxes	499	597
Other assets	1,276	1,043
Total other non-current assets	1,775	1,640
Total assets	$91,103	$119,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,834	$20,825
Accrued salaries, wages and related expenses	4,954	5,309
Accrued liabilities and other current liabilities	25,894	26,201
Total current liabilities	48,682	52,335
Non-current liabilities:
Deferred lease incentives	6,267	7,762
Deferred rent obligations	6,661	6,621
Other non-current liabilities	8,970	2,237
Total non-current liabilities	21,898	16,620

Commitments	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 48,365 and 47,625 shares issued, and 38,386 and 37,834 shares outstanding at February 2, 2019 and February 3, 2018, respectively	481	475
Additional paid-in capital	128,714	127,652
Retained earnings	4,137	34,993
Common stock held in treasury, 9,979 and 9,791 shares at cost at February 2, 2019 and February 3, 2018, respectively	(112,809)	(112,711)
Total stockholders’ equity	20,523	50,409
Total liabilities and stockholders’ equity	$91,103	$119,364

See Notes to Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Fiscal Year Ended
	February 2, 2019	February 3, 2018
	(52 weeks)	(53 weeks)
Net sales	$348,900	$365,906
Merchandise, buying and occupancy costs	246,269	252,399
Gross profit	102,631	113,507
Other operating expenses:
Selling, general and administrative	120,371	123,398
Depreciation and amortization	10,158	12,434
Impairment of long-lived assets	4,384	318
Total other operating expenses	134,913	136,150
Operating loss	(32,282)	(22,643)
Interest expense, net	(183)	(154)
Loss before income taxes	(32,465)	(22,797)
Income tax provision (benefit)	374	(773)
Net loss and comprehensive loss	$(32,839)	$(22,024)

Basic loss per share:
Net loss	$(0.88)	$(0.59)
Basic shares outstanding	37,492	37,212

Diluted loss per share:
Net loss	$(0.88)	$(0.59)
Diluted shares outstanding	37,492	37,212

See Notes to Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Treasury		Common Stock
	Shares Held	Amount Held	Shares Outstanding	Amount Outstanding	Additional Paid-in Capital	Retained Earnings	Total
January 28, 2017	9,791	$(112,711)	37,634	$473	$126,516	$57,017	$71,295
Net loss	—	—	—	—	—	(22,024)	(22,024)
Issuance of restricted stock, net of forfeitures	—	—	200	2	(28)	—	(26)
Stock-based compensation expense	—	—	—	—	1,164	—	1,164
February 3, 2018	9,791	$(112,711)	37,834	$475	$127,652	$34,993	$50,409
Net loss	—	—	—	—	—	(32,839)	(32,839)
Issuance of restricted stock, net of forfeitures	—	—	740	7	(39)	—	(32)
Stock-based compensation expense	—	—	—	—	1,101	—	1,101
Acquisition of common stock held in treasury, at cost	188	(98)	(188)	(1)			(99)
Cumulative effect of accounting change	—	—	—	—	—	1,983	1,983
February 2, 2019	9,979	$(112,809)	38,386	$481	$128,714	$4,137	$20,523

See Notes to Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	February 2, 2019	February 3, 2018
	(52 weeks)	(53 weeks)
Cash flows used by operating activities:
Net loss	$(32,839)	$(22,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,158	12,434
Impairment of long-lived assets	4,384	318
Deferred income taxes, net	98	(276)
Amortization of financing costs	61	62
Deferred lease-related liabilities	(950)	(1,322)
Stock-based compensation expense	1,101	1,164
Loss on disposal of assets	3	—
Changes in operating assets and liabilities:
Accounts receivable	(141)	(77)
Merchandise inventories	323	(4,527)
Prepaid expenses and other assets	(605)	242
Income taxes receivable	(96)	344
Accounts payable	(2,857)	6,796
Accrued liabilities	251	(1,293)
Other liabilities	(399)	1,414
Net cash used by operating activities	(21,508)	(6,745)
Cash flows provided from (used by) investing activities:
Purchases of property, equipment and improvements	(4,294)	(5,158)
Proceeds from sale of assets	13,329	—
Net cash provided from (used by) investing activities	9,035	(5,158)
Cash flows used by financing activities:
Issuance of restricted stock, net of forfeitures	(32)	(26)
Proceeds from short-term borrowings	9,100	—
Payments of short-term borrowings	(9,100)	—
Acquisition of common stock held in treasury, at cost	(99)	—
Payment of deferred financing costs	(234)	—
Net cash used by financing activities	(365)	(26)
Net decrease in cash and cash equivalents	(12,838)	(11,929)
Cash and cash equivalents at beginning of period	23,077	35,006
Cash and cash equivalents at end of period	$10,239	$23,077
Supplemental cash flow information:
Interest paid	$190	$188
Income taxes paid (refunded)	$147	$(243)
Accrued purchases of property, equipment and improvements	$156	$324

See Notes to Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Nature of Business and Significant Accounting Policies

Christopher & Banks Corporation, through its wholly owned subsidiaries (collectively referred to as “Christopher & Banks”, “the Company”, “we” or “us”), operates retail stores selling women’s apparel and accessories in the United States ("U.S."). The Company operated 455 and 463 stores as of February 2, 2019 and February 3, 2018, respectively. The Company also operates an eCommerce website for its Christopher & Banks and C.J. Banks brands at www.christopherandbanks.com.

Fiscal year and basis of presentation

The Company follows the standard fiscal year of the retail industry, which is a fifty-two or fifty-three week period ending on the Saturday closest to January 31, and is designated by the calendar year in which the fiscal year commences.  The fiscal year ended February 2, 2019 ("fiscal 2018") consisted of fifty-two weeks while the fiscal year ended February 3, 2018 ("fiscal 2017") consisted of fifty-three weeks.

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

Accounts Receivable

Accounts receivable consist primarily of amounts receivable from customers and other receivables. Credit card receivables relate to amounts due from payment processing entities that are collected one to five days after the related sale transaction occurs.

Accounts receivable consisted of the following (in thousands):

	February 2, 2019	February 3, 2018
Credit card receivables	$1,999	$2,229
Other receivables	768	397
Total accounts receivable	$2,767	$2,626

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

Physical inventories are generally taken annually, and inventory records are adjusted accordingly, resulting in the recording of actual shrinkage. Physical inventories are taken at all store locations approximately three weeks before the end of the fiscal year. Shrinkage is estimated as a percentage of net sales at interim periods and for this approximate three-week period based on historical shrinkage rates.

Merchandise inventory consisted of the following (in thousands):

	February 2, 2019	February 3, 2018
Merchandise - in store/eCommerce	$29,859	$34,225
Merchandise - in transit	11,180	7,136
Total merchandise inventories	$41,039	$41,361

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

Long-lived assets

Long-lived assets are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

Private label credit card program

The Company has a private label credit card program with Comenity Bank which provides for the issuance of credit cards bearing the Christopher & Banks and C.J. Banks brands. The sponsoring bank manages and extends credit to the Company's customers and is the sole owner of the accounts receivable generated under the program.

In April 2017, the Company entered into a second amendment to the private label credit card plan agreement. As part of the amendment, the Company received a signing bonus of approximately $2 million from Comenity Bank and also earns revenue based on card usage by its customers. In addition, the sponsoring bank reimburses the Company for certain marketing expenditures related to the program, subject to an annual cap on the amount of reimbursable expenses.

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

Rent expense, deferred rent obligations and deferred lease incentives

The Company leases its headquarters and distribution center building and all of its store locations under operating leases. Most of the store lease agreements contain tenant improvement allowances, funded by landlord cash incentives or rent abatements, which are recorded as a deferred lease incentive liability and amortized as a reduction of rent expense over the term of the lease. For purposes of recognizing landlord incentives and minimum rental expense, the Company utilizes the date that it obtains the legal right to use and control the leased space, which is generally when the Company enters the space and begins to make improvements in preparation for opening a new store location.

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

Lease termination costs

Discounted liabilities for future lease costs and the fair value of related subleases of closed locations are recorded when the stores are closed prior to the expiration of the lease or execution of a lease termination agreement. In assessing the discounted liabilities for future costs of obligations related to closed stores, the Company makes assumptions regarding amounts of future subleases. If these assumptions or their related estimates change in the future, the Company may be required to record additional exit costs or reduce exit costs previously accrued. Actual settlements may vary substantially from recorded obligations. As of February 2, 2019 and February 3, 2018,  our lease termination liability is not material.

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising costs for fiscal 2018 and fiscal 2017, were approximately $8.7 million and $8.4 million, respectively.

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

Long-lived asset impairment charges recorded during fiscal 2018 and fiscal 2017 were measured at fair value using Level 3 inputs.

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

Comprehensive Loss

Comprehensive loss is the change in equity (net assets) of a business entity during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive loss is the sum of net loss from operations and other items that must bypass the Statement of Operations because they have not been realized, including items like an unrealized holding gain or loss from available for sale securities and foreign currency translation gains or losses. There was no difference between the reported net loss and comprehensive loss for fiscal years ended February 2, 2019 and February 3, 2018.

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

Segment reporting

The Company reports its operations as one reportable segment, Retail Operations, which consists of one operating segment. The Company defines an operating segment on the same basis that it uses to evaluate performance and to allocate resources. The Company has also considered its organizational structure and design of its executive compensation programs. Therefore, the Company reports results as a single segment, which includes the operation of its retail stores, outlet stores, and online purchases.

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (ROU) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

The guidance permits the use of a modified retrospective approach, which requires an entity to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented. Alternatively, the guidance permits a “Comparatives Under 840 Option” that changes the date of initial application to the beginning of the period of adoption. We will be electing the Comparatives Under 840 Option in which we will apply ASC 840 to all comparative periods, including disclosures, and recognize the effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings as of the effective date (date of initial application). We will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. In addition, we elected certain practical expedients and accounting policies including the lessee practical expedient to not separate lease components. We will also make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We will recognize those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.

The standard will have a material impact on our Consolidated Balance Sheets, but will not have a material impact on our Consolidated Statement of Operations and Statements of Cash Flows. The most significant impact will be the recognition of ROU assets and lease liabilities for operating leases, while our accounting for capital leases remains substantially unchanged.

Adoption of the standard will result in the recognition of ROU assets and lease liabilities for operating leases of approximately $135 million and $154 million, respectively, as of February 3, 2019, the date of initial application. We currently estimate the cumulative pre-tax impact of these changes to increase retained earnings by approximately $3.5 million, which includes the recognition of the deferred gain on the sale-leaseback transaction of our corporate headquarters facility, see Note 3 - PPE. We do not believe the standard will materially affect our consolidated net earnings.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that a Statement of Cash Flows explain the change during the period among the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public companies for fiscal years and interim periods within those years beginning after December 15, 2017. There was no adjustment to prior year financial statements as the Company had no restricted cash in prior years. As of February 2, 2019, the Company included $0.8 million of restricted cash in cash and cash equivalents within the Statement of Cash Flows related to cash held in escrow in conjunction with the sale leaseback transaction.

In August 2018, the SEC adopted a final rule under SEC Release No. 33-10532, Disclosure Update and Simplification that amends certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments also expanded the disclosure requirements on the analysis of shareholders' equity for interim financial statements, in which registrants must now analyze changes in shareholders’ equity, in the form of reconciliation, for the current and comparative year-to-date periods, with subtotals for each interim period. This final rule was effective on November 5, 2018. The Company has adopted all relevant disclosure requirements, with the exception of the shareholders’ equity interim disclosures, which is allowed to be adopted in a future interim period. The Company will include a Consolidated Statement of Stockholders' Equity with its interim financial statements beginning with the fiscal quarter ending April 4, 2019.

Recently adopted accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The Company adopted ASC 606, and all the related amendments on February 4, 2018 using the modified retrospective method for all contracts. The additional disclosures required by the ASC 606 have been included in Note 2 - Revenue. Results for reporting periods beginning February 4, 2018 reflect the application of ASC Topic 606, while the results for prior reporting periods were prepared under the guidance of ASC Topic 605, Revenue Recognition. We recorded a net increase to opening equity of $2.0 million as of February 4, 2018 due to the cumulative impact of adopting the new standard, with the impact primarily related to the recognition of gift card breakage. For further detailed discussion, see Note 2 - Revenue.

We reviewed all other recently issued accounting pronouncements and concluded they are either not applicable to our operations, or that no material effect is expected on our Consolidated Financial Statements as a result of future adoption.

NOTE 2 — Revenue

On February 4, 2018 (the first day of fiscal 2018), we adopted ASC 606. In general, this ASC requires an entity to allocate the transaction price received from customers to each separate and distinct performance obligation and recognize revenue as these performance obligations are satisfied.

We adopted ASC 606 using the modified retrospective method for all contracts. Accordingly, results for reporting periods beginning February 4, 2018 reflect the application of ASC 606, while the results for prior reporting periods were prepared under previous revenue recognition guidance. We recorded a net increase to opening equity of approximately $2.0 million as of February 4, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to the recognition of gift card breakage as discussed below. Further, as a result of applying the modified retrospective method, the following adjustments were made to accounts on the Consolidated Balance Sheet as of February 4, 2018 (in thousands):

	February 3, 2018	ASC 606 Adjustments	February 4, 2018
Assets:
Merchandise inventories	$41,361	$(482)	$40,879
Prepaid expenses and other current asset	2,715	482	3,197

Liabilities:
Accrued liabilities and other current liabilities	26,201	(1,983)	24,218

Equity:
Retained earnings	34,993	1,983	36,976

Impact on Financial Statements

The following summarize the impact of adopting ASC 606 on the Company’s Consolidated Financial Statements as of and for the 52 weeks ended February 2, 2019 (in thousands):

	February 2, 2019
	As reported	Balance without adoption of ASC 606	Effect of change higher (lower)
Consolidated Balance Sheets
Assets
Merchandise inventories	$41,039	$41,552	$513
Prepaid expenses and other current assets	3,372	2,859	(513)

Liabilities
Accrued liabilities and other current liabilities	25,894	27,640	1,746

Equity
Retained earnings	4,137	2,391	(1,746)

	52 Weeks Ended February 2, 2019
	As reported	Balance without adoption of ASC 606	Effect of change higher (lower)
Consolidated Statements of Operations
Net sales	$348,900	$348,466	$(434)
Net loss	(32,839)	(32,603)	236

Net loss per share -- basic	$(0.88)	$—	$(0.88)
Net loss per share -- diluted	$(0.88)	$—	$(0.88)

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

Right of return

As part of our merchandise sales, we offer customers a right of return on merchandise that lapses based on the original purchase date. The Company estimates the amount of sales that may be returned by our customers and records this estimate as a reduction of revenue in the period in which the related revenues are recognized. We utilize historical and industry data to estimate the total return liability. Conversely, the reduction in revenue results in a corresponding reduction in merchandise,buying and occupancy costs which results in a contract asset for the anticipated merchandise returned. The total reduction in revenue from estimated returns was $1.2 million as of February 2, 2019, which is included in accrued liabilities and other current liabilities in the Consolidated Balance Sheets.

Friendship® Rewards Program

The Company established its Friendship® Rewards Program as a loyalty program where customers earn points towards future discount certificates based on their purchase activity. We have identified the additional benefits received from this program as a separate performance obligation within a sales contract in the form of the discount certificates earned by customers. Accordingly, we assess any incremental discounts issued to our customers through the program and allocate a portion of the transaction price associated with merchandise sales from the loyalty program members to the future discounts earned. The transaction price allocated to future discounts is recorded as deferred revenue until the discounts are used or forfeited. In addition, the Company estimates breakage on the points earned within the program that will not be used by customers for future discounts. The Company estimates breakage based on the historical redemption rate and considers industry trends. Breakage is recorded as a reduction to the deferred revenue associated with the program. As of February 2, 2019, and February 3, 2018, the Company recorded $3.8 million and $3.5 million, respectively, in deferred revenue associated with the program, which is included in accrued liabilities and other current liabilities in the Consolidated Balance Sheets.

Gift card revenue

The Company sells gift cards to customers which can be redeemed for merchandise within our brick and mortar and eCommerce sales channels. Gift cards are recorded as deferred revenue when issued and are subsequently recorded as revenue upon redemption. The Company estimates breakage related to gift cards when the likelihood of redemption is remote. This estimate utilizes historical trends based on the vintage of the gift card. Breakage on gift cards is recorded as revenue in proportion to the rate of gift card redemptions by vintage. This represents a change in the methodology used to estimate breakage as, prior to the adoption of ASC 606, we had historically recognized breakage for the portion of the gift card balances that remained outstanding following 36 months of issuance. As of February 2, 2019, the Company had $4.6 million of deferred revenue associated with the issuance of gift cards. The deferred gift card revenue is included in accrued liabilities and other current liabilities in the Consolidated Balance Sheets.

Private label credit card

The Company offers a private label credit card ("PLCC") under the Christopher and Banks brand name offered under an agreement with Comenity Bank. Pursuant to this agreement, there are several obligations on behalf of Comenity Bank that impact the recording of revenue.

As part of the agreement, the Company received a signing bonus. We have determined that the benefits associated with signing the agreement are recognized over time throughout its term. This is the most accurate depiction of the transfer of services as the customer receives and consumes the benefits by obtaining and having the ability to use financing through Comenity Bank for purchases within our brick and mortar and eCommerce sales channels throughout the agreement's term. The deferred signing bonus is included in other liabilities and is being recognized in net sales ratably over the term of the contract. The other revenue based on customer usage of the card is recognized in net sales in the periods in which the related customer transaction occurs. As of February 2, 2019, the Company had $1.6 million recorded as deferred revenue associated with the signing bonus, of which $0.3 million is included in accrued liabilities and other current liabilities and the remaining $1.3 million is included in Other non-current liabilities in the Consolidated Balance Sheets. The Company recorded $0.3 million of revenue for the fiscal year ended February 2, 2019 associated with the signing bonus.

The Company records revenue associated with royalties received for purchases made using the PLCC. Royalty revenue is recognized based on the total amount to which we have a right to invoice in accordance with the practical expedient included in ASC 606. Accordingly, royalty revenue is recognized in the period in which the related purchases is recognized.

The Company receives a performance bonus based on the total amount of new PLCC accounts that are opened during the year. We have determined that this is a form of variable consideration. Variable consideration is recorded if, in the Company’s judgment, it is probable that a significant future reversal of revenue under the contract will not occur. For the fiscal year ended February 2, 2019, the Company met certain performance metrics within the contract and recorded a small amount of revenue associated with performance bonuses.

Disaggregation of revenue

The following table provides information about disaggregated revenue by sales channel. All revenue illustrated below is included within our one reportable segment.

	52 Weeks Ended February 2, 2019	53 Weeks Ended February 3, 2018
Brick and mortar stores	$262,143	$289,439
eCommerce sales	84,808	75,053
Other	1,949	1,414
Net sales	$348,900	365,906

Amounts included within other revenue relate to revenues earned from our private label credit card, net of any revenue adjustments and accruals.

Contract balances

The following table provides information about contract assets and liabilities from contracts with customers (in thousands):

	Contract Liabilities
	February 2, 2019		February 4, 2018
	Current	Non-Current	Current	Non-Current
Right of return	$1,176	$—	$1,079	$—
Friendship Rewards Program	3,768	—	3,501	—
Gift card revenue	4,646	—	4,986	—
Private label credit card	274	1,348	274	1,622
Total	$9,864	$1,348	$9,840	$1,622

The Company recognized revenue of $4.5 million in the fifty-two week period ended February 2, 2019, related to contract liabilities recorded at the beginning of the period. Such revenues were comprised of the redemption and forfeiture of Friendship Rewards Program discount certificates, redemption of gift cards, and amortization of the PLCC signing bonus. The Company does not have any material contract assets as of February 2, 2019. For the fifty-two week period ended February 2, 2019, the Company did not recognize any revenue resulting from changes in the estimated variable consideration to be received associated with performance obligations satisfied or partially satisfied in prior periods.

Transaction price allocated to remaining performance obligations

The following table includes the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied as of February 2, 2019:

	Revenue Expected to be Recognized by Period
	Total	Less than 1 year	1-3 years	3-5 years
Private label credit card	$1,348	$274	$822	$252
Total	$1,348	$274	$822	$252

Contract Costs

The Company has not incurred any costs to obtain or fulfill a contract.

NOTE 3 — Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following (in thousands):

Description	February 2, 2019	February 3, 2018
Land	$—	$1,597
Corporate office, distribution center and related building improvements	—	12,753
Store leasehold improvements	50,305	50,094
Store furniture and fixtures	70,815	70,447
Corporate office and distribution center furniture, fixtures and equipment	6,179	5,053
Computer and point of sale hardware and software	33,098	33,126
Construction in progress	419	1,275
Total property, equipment and improvements, gross	160,816	174,345
Less accumulated depreciation and amortization	(129,173)	(126,572)
Total property, equipment and improvements, net	$31,643	$47,773

Sale-Leaseback

On April 27, 2018, the Company completed the sale of and entered into an agreement to leaseback its corporate headquarters facility, including the distribution center, in Plymouth, Minnesota. The agreement provided for the sale of the facility for a purchase price of $13.7 million and the subsequent leaseback of the facility for a 15-year period. The lease is classified as an operating lease. As a result of this transaction, the Company recorded a deferred gain of $7.7 million. The Company is recognizing this deferred gain on a straight-line basis over the term of the lease. Through February 2, 2019, the Company has recognized $0.4 million of this deferred gain in the Consolidated Statements of Operations. As of February 2, 2019, the unamortized deferred gain is $7.3 million of which $6.8 million is reflected in the Consolidated Balance Sheets in Other non-current liabilities, with the remaining $0.5 million included in Accrued liabilities and other current liabilities. As part of the transaction, the Company deposited $1.7 million in escrow for certain repairs to the building. As of February 2, 2019, $0.8 million remained in escrow for repairs to the building. This amount is considered to be restricted cash and is included within cash and cash equivalents on the Consolidated Balance Sheets.

Impairment of long-lived assets

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

Due to declining sales and continued operating losses, the Company performed impairment analyses during the fiscal year ended February 2, 2019. Leasehold improvements, store furniture and fixtures at certain underperforming stores, and stores identified for closure were analyzed for impairment. As a result of these analyses, the Company recorded $4.4 million of long-lived asset impairment during the 52 weeks ended February 2, 2019. The Company recorded long-lived asset impairment of $0.3 million during the 53 weeks ended February 3, 2018. See Note 9 - Fair Value Measurements, for further additional discussion.

NOTE 4 — Accrued Liabilities and Other Current Liabilities

Accrued liabilities and other current liabilities consisted of the following (in thousands):

	February 2, 2019	February 3, 2018
Gift card and store credit liabilities	$4,646	$6,931
Accrued Friendship Rewards Loyalty Program liability	3,768	3,539
Accrued income, sales and other taxes payable	911	1,587
Accrued occupancy-related expenses	3,700	3,432
Sales return reserve	1,176	1,079
eCommerce obligations	6,194	3,824
Other accrued liabilities	5,499	5,809
Total accrued liabilities and other current liabilities	$25,894	$26,201

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

In addition to these changes, the Second Amendment eliminates availability against the Company's real property, which was the subject of a sale-leaseback transaction on April 27, 2018. The Company has recorded approximately $0.2 million of deferred financing costs during the fifty-two weeks ended February 2, 2019 in connection with the Second Amendment. The deferred financing costs have been combined with the balance of the deferred financing costs remaining from the prior amendment entered into on September 8, 2014. Deferred financing costs are included in other assets on the Consolidated Balance Sheets and are being amortized as interest expense over the related term of the Second Amendment.

The Credit Facility contains customary events of default and various affirmative and negative covenants. The sole financial covenant contained in the Credit Facility requires the Company to maintain Availability at least equal to the greater of (a) ten percent (10%) of the borrowing base or (b) $3.0 million. In addition, the Credit Facility permits the payment of dividends to the Company's stockholders if certain financial conditions are met. The Company was in compliance with all financial covenants and other financial provisions of the Credit Facility as of February 2, 2019.

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

There were no outstanding borrowings under the Credit Facility as of February 2, 2019 and February 3, 2018. The total borrowing base at February 2, 2019 was approximately $26.7 million. As of February 2, 2019, the Company had open on-demand letters of credit of approximately $6.9 million. Accordingly, after reducing the borrowing base for the open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the borrowing base, the net availability of revolving credit loans under the Credit Facility was approximately $19.4 million at February 2, 2019.

NOTE 6 — Stockholder's Equity and Stock-Based Compensation

Dividends

The Credit Facility allows payment of dividends to the Company's stockholders if certain financial conditions are met.  We have paid no dividends since 2010.

Share repurchase program

In December 2018, the Company's Board of Directors authorized a Stock Repurchase Program (the “Program”) to repurchase up to $2.0 million of the Company’s outstanding common stock during the period ending December 31, 2019. The shares may be repurchased from time to time through open market purchases, block transactions, privately negotiated transactions or derivative transactions in a manner consistent with applicable securities laws and regulations. The Program may be modified, suspended or terminated at any time by the Board of Directors.

During fiscal 2018, the Company repurchased 188,079 shares at a cost of approximately $0.1 million. As of February 2, 2019, approximately $1.9 million remains available under this Program for future purchases of common stock.

Stock-based compensation

The Company maintains the following stock plans approved by stockholders: the 2013 Directors' Equity Incentive Plan (the "2013 Stock Plan") and the 2018 Stock Incentive Plan (the “2018 Stock Plan”).

On June 13, 2018, the Company adopted, after stockholder approval, the 2018 Stock Plan. With the adoption of the 2018 Stock Plan, no further awards may be made under the 2014 Stock Incentive Plan (the “2014 Stock Plan”). The aggregate number of shares that may be issued under all stock-based awards made under the 2018 Stock Plan will be (i) the sum of 3,000,000 and (ii) any shares subject to any outstanding award under the 2014 Stock Plan that after June 13, 2018 are not purchased, are forfeited or are reacquired by the Company due to the termination or cancellation of such award. In general, if an award entitles the holder thereof to receive or purchase shares, the number of shares covered by such award will be counted on the date of grant against the aggregate number of shares available under the 2018 Stock Plan. If awards under the 2018 Stock Plan or, after June 13, 2018, awards under the 2014 Stock Plan that expire or otherwise terminate without being exercised, the shares of common stock not acquired pursuant to such awards again become available for issuance under the 2018 Stock Plan in accordance with the share counting provisions in the 2018 Stock Plan. However, under the share counting provisions of the 2018 Stock Plan, the following shares will not again be available for issuance: (i) shares unissued due to a “net exercise” of a stock option, (ii) any shares withheld or shares tendered to satisfy tax withholding obligations under any award, (iii) shares covered by a SAR that is not settled in shares upon exercise and (iv) shares repurchased using stock option exercise proceeds.

On June 13, 2018, the 2013 Stock Plan was amended and restated to increase the number of shares authorized by 500,000 shares of common stock.

Under the 2018 Stock Plan and the 2013 Stock Plan, the Company may grant options to purchase common stock to employees and non-employee members of the Board, respectively, at a price not less than 100% of the fair market value of the common stock on the option grant date. In general, (i) time-based stock options granted to employees vest over three years and are exercisable up to 10 years from the date of grant; and (ii) performance-based stock options vest, 50% following a determination that the performance criteria have been met and 50% on the second anniversary of the date of grant, with the number of options vesting based on the extent to which, if at all, the performance criteria have been achieved.

The Company may also grant shares of restricted stock or units representing the right to receive shares of stock to its employees and non-employee members of the Board. The grantee cannot transfer the shares or units before the respective shares or units vest. Shares of nonvested restricted stock are considered to be currently issued and outstanding, but units representing the right to receive stock are not. Grants to employees of restricted stock or restricted stock units generally have original vesting schedules of one to three years, while restricted grants to Directors typically vest approximately one year after the date of grant. On June 13, 2018, restricted stock and unit awards for 250,000 shares, in the aggregate, were granted to Directors.

Approximately 1.5 million and 3.0 million shares were authorized for issuance under the 2013 Stock Plan and the 2018 Stock Plan, respectively. As of February 2, 2019, there were approximately 0.6 million and 2.7 million shares available for future grants under the 2013 Stock Plan and the 2018 Stock Plan, respectively.

As an inducement to join the Company, our new Chief Executive Officer, Keri Jones, was awarded 500,000 shares of non-qualified stock options and 250,000 shares of time-based restricted stock on March 12, 2018 outside of the above plans. Each of the awards vests 1/36th each month and the non-qualified stock option has a ten-year term.

The total pre-tax compensation expense related to all stock-based awards for fiscal 2018 and fiscal 2017 was approximately $1.1 million and $1.2 million, respectively. Stock-based compensation expense is included in merchandise, buying and occupancy expenses for the buying and distribution employees, and in selling, general and administrative expense for all other employees.

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

The table below shows the weighted average assumptions relating to the valuation of stock options granted during fiscal 2018 and fiscal 2017.

	Fiscal 2018	Fiscal 2017
Expected dividend yield	—%	—%
Expected volatility	70.16-77.24%	76.65-84.94%
Risk-free interest rate	2.64-3.05%	1.66-2.05%
Expected term	3.00-5.00 years	3.00-5.00 years

Stock-Based Compensation Activity — Stock Options

The following tables present a summary of stock option activity for fiscal 2018:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life
Outstanding, beginning of period	3,543,826	$2.19
Granted	2,312,303	0.99
Exercised	—	—
Canceled - Vested	(349,670)	3.50
Canceled - Nonvested (Forfeited)	(1,221,559)	1.32
Outstanding, end of period	4,284,900	$1.68	$—	6.36 years
Exercisable, end of period	1,888,430	$2.44	$—	4.51 years

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	2,231,750	$0.74
Granted	2,312,303	0.57
Vested	(926,024)	0.72
Forfeited	(1,221,559)	0.72
Nonvested, end of period	2,396,470	0.59

The weighted average fair value for options granted during fiscal 2018 and fiscal 2017 was $0.57 and $0.74, respectively. The grant date fair value of options vesting during fiscal 2018 and fiscal 2017 was approximately $0.72 and $0.84, respectively. There were no options exercised during fiscal 2018 and fiscal 2017.

As of February 2, 2019, there was approximately $0.8 million of total unrecognized compensation expense related to nonvested stock options granted, which is expected to be recognized over a weighted average period of approximately 1.98 years.

During fiscal 2018, as part of its Annual Incentive Plan, the Company made awards of performance-based non-qualified stock options to a limited number of employees which entitles these employees to receive an option to purchase a specified number of shares of the Company's common stock at the specified option price, provided that the performance criteria are met. This performance criteria involves meeting the designated threshold for operating income and generating positive cash flow. These stock options vest, in whole or in part, on the vesting date if the operating income threshold under the Stock Option Award agreement is met or exceeded for fiscal 2018 and the Company generated positive cash flow. The weighted average fair value of the options upon the grant date was $0.73. At February 2, 2019, options for approximately 574,534 shares remain outstanding.

The Company made similar awards of performance-based non-qualified stock options to a limited number of employees in fiscal 2017. In March 2018, all of the outstanding awards of non-qualified stock options granted in fiscal 2017 were forfeited as the Company failed to achieve the threshold operating income goal.

Stock-Based Compensation Activity — Restricted Stock

The following table presents a summary of restricted stock activity for fiscal 2018:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Nonvested, beginning of period	544,933	$1.48
Granted	848,203	0.85
Vested	(365,981)	1.43
Forfeited	(21,717)	1.43
Nonvested, end of period	1,005,438	0.97	$575

The weighted average fair value for restricted stock granted during fiscal 2018 and fiscal 2017 was $0.85 and $1.34, respectively. The total grant date fair value of restricted stock vested during fiscal 2018 and fiscal 2017 was approximately $0.6 million and $0.7 million, respectively. The aggregate intrinsic value of restricted stock vested during fiscal 2018 and fiscal 2017 was approximately $0.2 million and $0.3 million, respectively.

As of February 2, 2019, there was approximately $0.5 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of approximately 1.91 years.

Other Stock-Based Awards

During fiscal 2017, as part of the Company's Long-Term Incentive Plan, the Company made awards of non-qualified stock options to a limited number of employees which entitles these employees to receive an option to purchase a specified number of shares of the Company's common stock at the specified option price. The actual number of options issued on the vesting dates could range from zero to 465,900 shares. The weighted average grant date fair value of the options is $0.74.

Employee Inducement Awards

In connection with the appointment of Joel Waller as interim President and Chief Executive Officer effective January 17, 2017, the Company granted to Mr. Waller employee inducement equity awards, including 200,000 shares of performance-based, restricted common stock. One tranche of 100,000 shares will vest if, on any date prior to the "Vesting Date" (as defined in the award agreement), the Company’s common stock has a closing price equal to or greater than $3.00 on the NYSE, and the second tranche of 100,000 shares will vest if, on any date prior to the Vesting Date, the Company’s common stock has a closing price equal to or greater than $4.00 on the NYSE. If a threshold is not met, the tranche of shares of restricted stock subject to such threshold will be forfeited during fiscal 2019.

NOTE 7 — Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act ("the Act") tax reform legislation was enacted. This legislation marked significant change in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks and a repeal of the corporate Alternative Minimum Tax ("AMT"). The Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 118 ('SAB 118') that allows companies to record provisional estimates of the impacts of the Act during a measurement period of up to one year from the enactment. For fiscal 2017, the Company estimated the effects of the Act.

The Act reduced the U.S. corporate tax rate from 35% to 21% as of January 1, 2018. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the enacted rate. This revaluation resulted in additional expense of $20.7 million and a corresponding offset of $20.7 million to the valuation allowance within continuing operations of the Company. Although the net expense represented what the Company believed was a reasonable estimate of the impact of the income tax effects of the Act on the Company as of February 3, 2018, it was considered provisional. During fiscal 2018, the Company finalized its accounting for this matter and concluded that no material adjustments were required.

The phase-in of the lower corporate tax rate resulted in a blended rate of 33.8% for the Company for fiscal 2017. At February 3, 2018 we had not fully completed our accounting for the tax effects of enactment of the Act; however, we made a reasonable estimate of the effects on our existing deferred tax balances and valuation allowances. We remeasured U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future.

The Act eliminated the corporate Alternative Minimum Tax (AMT) and deemed accumulated AMT credits to be fully refundable by the year 2022. As of February 2, 2019, accumulated AMT tax credits totaled $0.4 million of which we now expect to be refunded.

The components of the provision (benefit) for income taxes for fiscal 2018 and fiscal 2017 were as follows (in thousands):

	Fiscal 2018	Fiscal 2017
Current:
Federal tax benefit	$(78)	$(439)
State tax expense (benefit)	354	(59)
Current tax expense (benefit)	276	(498)
Deferred tax expense (benefit)	98	(275)
Income tax provision (benefit)	$374	$(773)

The reconciliations of the federal statutory tax rate to the Company's effective tax rate for fiscal 2018 and fiscal 2017 are as follows:

	Fiscal 2018	Fiscal 2017
Federal income tax at statutory rate	21.0%	33.8%
State income tax, net of federal benefit	(2.5)	1.4
Change in valuation allowance	(17.0)	56.7
Reserve for unrecognized tax benefits	0.2	0.4
Officer's compensation	—	1.3
Impact of tax rate change on deferred taxes	—	(89.7)
Tax credits	0.3	—
Prior year true-ups	(2.9)	(0.5)
Other	(0.3)	—
Effective income tax rate	(1.2)%	3.4%

Significant components of the Company's deferred income tax assets and liabilities are as follows (in thousands):

	February 2, 2019	February 3, 2018
Deferred tax assets:
Accrued Friendship Rewards loyalty liability	$772	$773
Accrued gift card liability	—	495
Merchandise inventories	827	845
Deferred rent and deferred lease incentives	3,829	4,147
Stock-based compensation expense	749	769
Net operating loss carryforwards	34,819	30,550
Contribution carryforwards	176	226
Tax credit carryforwards	859	766
Depreciation and amortization	746	—
Other accrued liabilities	1,189	1,152
Total deferred tax assets	43,966	39,723
Less: Valuation allowance	(43,060)	(37,555)
Deferred tax assets, net of valuation allowance	906	2,168
Deferred tax liabilities:
Depreciation and amortization	—	(1,235)
Accrued gift card liability	(127)	—
Other	(280)	(336)
Total deferred tax liabilities	(407)	(1,571)
Net deferred tax assets	$499	$597

Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income. ASC Topic 740 Income Taxes ("ASC Topic 740") requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period. Forming a conclusion that a valuation allowance is not needed is difficult when negative evidence such as cumulative losses exists. Based on available objective evidence and cumulative losses, management believes it is more likely than not that the deferred tax assets are not recognizable and will not be recognized until the Company has sufficient taxable income. Accordingly, the net deferred tax assets, with the exception of certain deferred state benefits, have been offset by a valuation allowance. The valuation allowance increased $5.5 million and decreased $11.0 million during the fiscal years ended February 2, 2019 and February 3, 2018, respectively.

As of February 2, 2019, the Company has gross federal and state net operating loss carryforwards of approximately $145.5 million and $73.6 million, respectively. A portion of the federal net operating loss carryforwards will begin to expire in 2032. The state net operating loss carryforwards have carryforward periods of 5 to 20 years and begin to expire in 2019. The Company also has federal tax credits of $0.9 million which will begin to expire in 2030 and gross charitable contribution carryforwards of $0.7 million that will begin to expire in 2020.

A company’s ability to utilize a portion of its net operating loss carryforwards to offset future taxable income may be subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company. The Company has analyzed equity ownership changes and determined its net operating losses will not be limited under Section 382.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at January 28, 2017	$1,033
Additions based on tax positions related to the current year	55
Additions for tax positions of previous years	—
Reductions for tax positions of previous years	(300)
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(161)
Balance at February 3, 2018	627
Additions based on tax positions related to the current year	8
Additions for tax positions of previous years	128
Reductions for tax positions of related to the current years	(161)
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(159)
Balance at February 2, 2019	$443

The Company's liability for unrecognized tax benefits is recorded within the Consolidated Balance Sheets in Other non-current liabilities. The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate as of February 2, 2019 and February 3, 2018 were $0.3 million and $0.3 million, respectively.

Interest and penalties related to unrecognized tax benefits of approximately $(47) thousand and $27 thousand were recognized as components of income tax expense in fiscal 2018 and fiscal 2017, respectively. At February 2, 2019 and February 3, 2018, approximately $47 thousand and $93 thousand, respectively, were accrued for the potential payment of interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. In March 2017, the Company settled the IRS examination of the fiscal 2013 tax year. Both settlements were related to certain issues which the Company had previously reflected net of tax within deferred tax assets. The settlements did not result in any cash payments nor any impact to tax expense. As of February 2, 2019, with few exceptions, the Company or its subsidiaries are no longer subject to examination prior to fiscal 2011.

NOTE 8 — Earnings Per Share ("EPS")

The calculation of EPS shown below excludes the income attributable to participating securities from the numerator.

	Fiscal 2018	Fiscal 2017
Numerator (in thousands):
Net loss attributable to Christopher & Banks Corporation	$(32,839)	$(22,024)
Income allocated to participating securities	—	—
Net loss available to common stockholders	$(32,839)	$(22,024)
Denominator (in thousands):
Weighted average common shares outstanding - basic	37,492	37,212
Dilutive shares	—	—
Weighted average common and common equivalent shares outstanding - diluted	37,492	37,212
Net loss per common share:
Basic	$(0.88)	$(0.59)
Diluted	$(0.88)	$(0.59)

Total stock options of approximately 3.9 million and 2.9 million were excluded from the shares used in the computation of diluted earnings per share for fiscal 2018 and fiscal 2017, respectively, as they were anti-dilutive.

NOTE 9 — Fair Value Measurements

Assets that are Measured at Fair Value on a Non-Recurring Basis:

The following table summarizes certain information for non-financial assets for the fiscal years ended February 2, 2019 and February 3, 2018, that are measured at fair value on a non-recurring basis in periods subsequent to an initial recognition period. The Company places amounts into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

Long-Lived Assets Held and Used (in thousands):	Fiscal 2018	Fiscal 2017
Carrying value	$4,829	$318
Fair value measured using Level 3 inputs	445	$—
Impairment charge	$4,384	$318

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

NOTE 10 — Employee Benefit Plans

401(k) Plan

The Company has established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for the benefit of all employees who meet certain eligibility requirements, which are primarily age, length of service and hours of service. The plan allows eligible employees to invest from 1% to 60% of their compensation, subject to dollar limits as established by the federal government. The plan allows for discretionary Company matching contributions. The Company made no matching contributions during fiscal 2018. During fiscal 2017, the Company made matching contributions of approximately $0.5 million. The Company does not offer any other post-retirement, post-employment or pension benefits to directors or employees.

NOTE 11 — Lease Commitments

The Company leases its store locations and vehicles under operating leases. The store lease terms, including rental period, renewal options, escalation clauses and rent as a percentage of sales, vary among the leases. Most store leases require the Company to pay real estate taxes and common area maintenance charges.

Total rental expense for all leases was as follows for the fiscal periods ended (in thousands):

	Fiscal 2018	Fiscal 2017
Minimum rent	$36,370	$39,903
Contingent rent	1,033	790
Maintenance, taxes and other	15,194	16,483
Amortization of deferred lease incentives	(1,635)	(1,792)
Total rent expense	$50,962	$55,384

Future minimum rental payments as of February 2, 2019, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flows for operating leases are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total
Operating leases (1)	$36,821	$25,828	$21,370	$18,439	$17,811	$38,827	$159,096
Vehicle operating leases	144	59	16	—	—	—	219
Total obligations	$36,965	$25,887	$21,386	$18,439	$17,811	$38,827	$159,315

(1)	Includes retail stores and the corporate headquarters facility, including the distribution center.

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

NOTE 13 — Quarterly Financial Data (Unaudited)

	Fiscal 2018 Quarters (1)
(in thousands, except per share data)	First	Second	Third	Fourth
Net sales	$85,901	$87,418	$91,288	$84,293
Gross profit	27,344	24,872	27,193	23,222
Net loss	(5,319)	(7,426)	(8,817)	(11,277)

Net loss per share data:
Basic	$(0.14)	$(0.20)	$(0.24)	$(0.30)
Diluted	$(0.14)	$(0.20)	$(0.24)	$(0.30)

	Fiscal 2017 Quarters (1)
(in thousands, except per share data)	First	Second	Third	Fourth
Net sales	$88,556	$86,618	$98,468	$92,265
Gross profit	30,538	24,628	33,239	25,102
Net (loss) income	(3,688)	(7,889)	(1,622)	(8,825)

Net (loss) income per share data:
Basic	$(0.10)	$(0.21)	$(0.05)	$(0.23)
Diluted	$(0.10)	$(0.21)	$(0.05)	$(0.23)
__________________________________________

(1)	The summation of quarterly per share data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its CEO and CFO, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 2, 2019. Based on that evaluation, the Company’s CEO and its CFO concluded that the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of February 2, 2019.

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s testing and evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that our internal control over financial reporting was designed and operated effectively as of February 2, 2019.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm because as a smaller reporting company we are not subject to Section 404(b) of the Sarbanes‑Oxley Act of 2002.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled “Executive Compensation,” “Meetings and Committees of the Board of Directors — Compensation Program for Non-Employee Directors” and “Meetings and Committees of the Board of Directors —Non-Employee Director Compensation for Fiscal 2018” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

(1)	Financial Statements:

All schedules omitted are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Christopher & Banks Corporation (Registration No. 333-174509)	S-8	4.1	May 26, 2011
3.2	Seventh Amended and Restated By-Laws of Christopher & Banks Corporation, effective December 20, 2013	8-K	3.1	December 24, 2013
3.3	First Amendment to Seventh Amended and Restated By-Laws of Christopher & Banks Corporation, effective February 24, 2016	8-K	3.1	February 29, 2016
4.1	Form of certificate for shares of common stock of Christopher & Banks Corporation	10-Q	4.1	October 7, 2010
10.1	Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan**	8-K	10.2	August 5, 2008
10.2	Second Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan, effective July 27, 2010**	8-K	10.2	August 2, 2010
10.3	Form of Qualified Stock Option Agreement under our 2005 Stock Incentive Plan**	10-K	10.15	May 12, 2011
10.4	Form of Qualified Stock Option Agreement under our 2005 Stock Incentive Plan**	10-K	10.16	May 12, 2011
10.5	Form of Nonqualified Stock Option Agreement under our 2005 Stock Incentive Plan**	10-K	10.17	May 12, 2011
10.6	Form of Nonqualified Stock Option Agreement under our 2005 Stock Incentive Plan**	10-K	10.18	May 12, 2011
10.7	Form of Nonqualified Stock Option Agreement under our Second Amendment and Restated 2005 Stock Incentive Plan**	8-K	10.1	April 15, 2011
10.8	Amended and Restated Credit and Security Agreement by and between Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit Operating Division dated November 4, 2005	10-K	10.48	May 12, 2011
10.9	Form of Stock Option Agreement (Nonqualified Stock Option) under the Second Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan**	8-K	10.1	March 30, 2012
10.10	Second Amended and Restated Credit Agreement, dated as of July 12, 2012, among Christopher & Banks Corporation, as the Lead Borrower For The Borrowers Named Herein, The Guarantors from time to time party hereto, and Wells Fargo Bank, National Association, as Lender	8-K	10.1	July 16, 2012
10.11	Security Agreement by Christopher & Banks Corporation, as Lead Borrower, and The Other Borrowers and Guarantors Party Hereto From Time to Time, and Wells Fargo Bank, National Association, as Lender, dated as of July 12, 2012	8-K	10.2	July 16, 2012
10.12	Christopher and Banks Corporation 2014 Stock Incentive Plan**	8-K	10.1	June 27, 2014
10.13	Christopher and Banks Corporation 2014 Annual Incentive Plan**	8-K	10.2	June 27, 2014
10.14	First Amendment, dated September 8, 2014, to the Second Amended and Restated Credit Agreement, dated July 12, 2012, by and among Christopher & Banks Corporation, Christopher & Banks, Inc. and Christopher & Banks Company and Wells Fargo Bank, National Association	8-K	10.1	September 8, 2014
10.15	Christopher & Banks Corporation Non-Employee Director Deferred Stock Plan, Amended and Restated effective December 8, 2014**	8-K	10.1	December 10, 2014
10.16	Form of Time-Based Restricted Stock Agreement under the Christopher & Banks Corporation 2014 Stock Incentive Plan**	8-K	10.2	March 26, 2015

10.17	Form of Severance Agreement between Christopher & Banks Corporation and certain of its Executive Officers**	8-K	10.1	April 10, 2015
10.18	Severance Agreement between Christopher & Banks Corporation and Marc Ungerman**	8-K	10.1	November 13, 2015
10.19	Support Agreement dated March 10, 2016, by and among Christopher & Banks Corporation; Macellum Retail Opportunity Fund, LP; Macellum Capital Management, LLC; Macellum Advisors GP, LLC; Macellum Management, LP; MCM Managers, LLC; MCM Management, LLC; and Jonathan Duskin	8-K	10.1	March 10, 2016
10.20	Form of Severance Agreement between Christopher & Banks Corporation and certain of its Executive Officers**	8-K	10.1	March 18, 2016
10.21	Christopher & Banks Corporation 2013 Directors’ Equity Incentive Plan, as amended June 30, 2016**	8-K	10.1	July 5, 2016
10.22	Form of Restricted Stock Award Agreement under the Christopher & Banks 2013 Directors’ Equity Incentive Plan**	8-K	10.2	July 5, 2016
10.23	Form of Non-Qualified Stock Option Agreement under the Christopher & Banks Corporation 2014 Stock Incentive Plan**	8-K	10.1	August 26, 2016
10.24	Form of Time-Based Restricted Stock Agreement under the Christopher & Banks Corporation 2014 Stock Incentive Plan**	8-K	10.2	August 26, 2016
10.25	Employment Agreement made effective as of January 17, 2017, by and between Christopher & Banks Corporation and Joel N. Waller**	8-K/A	10.1	February 24, 2017
10.26	Non-Qualified Stock Option Agreement made effective as of January 17, 2017, between Christopher & Banks Corporation and Joel N. Waller**	8-K/A	10.2	February 24, 2017
10.27	Performance-Based Restricted Stock Agreement made effective as of January 17, 2017, between Christopher & Banks Corporation and Joel N. Waller**	8-K/A	10.3	February 24, 2017
10.28	Form of Performance Based Non-Qualified Stock Option Agreement under the Christopher & Banks Corporation 2014 Stock Incentive Plan**	8-K	10.1	March 16, 2017
10.29	Form of Christopher & Banks Corporation Indemnification Agreement**	8-K	10.1	June 20, 2017
10.30	Retention Agreement, effective as of July 25, 2017, by and between Christopher & Banks Corporation and Marc A. Ungerman**	8-K/A	10.1	July 26, 2017
10.31	Form of Non-Qualified Stock Option Agreement under the Christopher & Banks Corporation 2014 Stock Incentive Plan**	8-K	10.1	September 21, 2017
10.32	Form of Time-Based Restricted Stock Agreement under the Christopher & Banks Corporation 2014 Stock Incentive Plan**	8-K	10.2	September 21, 2017
10.33	Form of Christopher & Banks Corporation Severance Agreement for Officers**	8-K	10.1	December 8, 2017
10.34	Amended Employment Agreement between Christopher & Banks Corporation and Joel N. Waller effective as of January 15, 2018**	8-K	10.1	January 16, 2018
10.35	Non-Qualified Stock Option Agreement made effective as of January 15, 2018, between Christopher & Banks Corporation and Joel N. Waller**	8-K	10.2	January 16, 2018
10.36	Performance Bonus Award Agreement made effective as of January 15, 2018, between Christopher & Banks Corporation and Joel N. Waller**	8-K	10.3	January 16, 2018
10.37	Amendment No. 1 to the Amended Employment Agreement between Christopher & Banks Corporation and Joel N. Waller effective as of February 1, 2018**	8-K	10.1	February 2, 2018
10.38	Employment Agreement between Christopher & Banks Corporation and Keri L. Jones, entered into as of February 1, 2018**	8-K	10.1	February 6, 2018

10.39	Form of Performance Based Non-Qualified Stock Option Agreement under the Christopher & Banks Corporation 2014 Stock Incentive Plan**	8-K/A	10.1	March 13, 2018
10.40	Non-Qualified Stock Option Agreement made effective as of March 12, 2018, between Christopher & Banks Corporation and Keri L. Jones**	8-K	10.1	March 13, 2018
10.41	Form of Christopher & Banks Company Purchase and Sales Agreement	8-K	10.1	May 2, 2018
10.42	Form of Christopher & Banks Corporation Lease Agreement	8-K	10.2	May 2, 2018
10.43	Form of Christopher & Banks Corporation Escrow Agreement	8-K	10.3	May 2, 2018
10.44	Form of Christopher & Banks Corporation Collateral Access Agreement	8-K	10.4	May 2, 2018
10.45	Christopher & Banks Corporation 2018 Stock Incentive Plan**	8-K	10.1	June 18, 2018
10.46	Christopher & Banks Corporation 2013 Directors' Equity Incentive Plan, as amended April 26, 2018**	8-K	10.2	June 18, 2018
10.47	Form of Restricted Stock Award Agreement under the Christopher & Banks 2013 Directors' Equity Incentive Plan**	8-K	10.3	June 18, 2018
10.48	Form of Restricted Stock Unit Agreement under the Christopher & Banks 2013 Directors' Equity Incentive Plan**	8-K	10.4	June 18, 2018
10.49	Form of Non-Qualified Stock Option Agreement under the Christopher & Banks Corporation 2018 Stock Incentive Plan**	8-K	10.1	June 27, 2018
10.50	Form of Time-Based Restricted Stock Agreement under the Christopher & Banks 2018 Stock Incentive Plan**	8-K	10.2	June 27, 2018
10.51	Non-Qualified Stock Option Agreement made effective July 9, 2018, between Christopher & Banks Corporation and Richard Bundy**	8-K/A	10.1	July 11, 2018
10.52	Time-Based Restricted Stock Agreement made effective July 9, 2018, between Christopher & Banks Corporation and Richard Bundy**	8-K/A	10.2	July 11, 2018
10.53	Second Amendment, dated August 3, 2018, to the Second Amended and Restated Credit Agreement, dated July 12, 2012, by and among Christopher & Banks Corporation, Christopher & Banks, Inc. and Christopher & Banks Company and Wells Fargo Bank, National Association	8-K	10.1	August 6, 2018
10.54	Amendment No. 2 to the Amended Employment Agreement between Christopher & Banks Corporation and Joel N. Waller effective as of October 17, 2018**	8-K	10.1	October 19, 2018
10.55	Form of Non-Qualified Stock Option Agreement under the Christopher & Banks 2018 Stock Incentive Plan**	8-K	10.1	March 15, 2019
10.56	Form of Performance Based Non-Qualified Stock Option Agreement under the Christopher & Banks 2018 Stock Incentive Plan**	8-K	10.2	March 15, 2019
14.1	Code of Conduct of Christopher & Banks Corporation	8-K	14.1	November 18, 2016
21.1	Subsidiaries of Christopher & Banks Corporation	10-K	21.1	May 15, 2008
23.1*	Consent of Deloitte & Touche LLP
24.1*	Powers of Attorney
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Financial statements from the Annual Report on Form 10-K of Christopher & Banks Corporation for the fiscal year ended February 2, 2019, formatted in Extensible Business Reporting Language ("XBRL"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Net Loss; (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

________________________________________________
*      Filed herewith
**    Management agreement or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2019.

CHRISTOPHER & BANKS CORPORATION

By:	/s/ Keri L. Jones
Keri L. Jones
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Keri L. Jones	President, Chief Executive Officer and Director	March 18, 2019
	Keri L. Jones	(Principal Executive Officer)

	/s/ Richard Bundy	Senior Vice President, Chief Financial Officer	March 18, 2019
	Richard Bundy	(Principal Financial Officer and
Principal Accounting Officer)

	*	Non-Executive Chair and Director
Kent Kleeberger

	*	Director
Jonathan Duskin

	*	Director
Seth Johnson

	*	Director
William F. Sharpe, III

	*	Director
Laura Weil

	*	Director
Joel Waller

*By:	/s/ Richard Bundy
Richard Bundy
Attorney-in-Fact pursuant to Powers of Attorney filed herewith