Form 10-Q
period 2019-05-04
CHRISTOPHER & BANKS CORP
filed 2019-06-12
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-31390	06 - 1195422
(Commission File Number)	(I.R.S. Employer Identification No.)

(Registrant, State of Incorporation or Organization, Address of Principal Executive Officers and Telephone Number)
CHRISTOPHER & BANKS CORPORATION
(a Delaware corporation)
2400 Xenium Lane North
Plymouth, Minnesota 55441
763-551-5000

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  YES  ☐  NO
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☑  YES  ☐  NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  YES ☑  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class	Outstanding at June 7, 2019	Trading Symbol	Name of each exchange on which registered
Common stock, par value $.01 per share	38,191,291	CBKC	OTCQX

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands)

	May 4, 2019	February 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,628	$10,239
Accounts receivable	4,018	2,767
Merchandise inventories	45,704	41,039
Prepaid expenses and other current assets	4,108	3,372
Income taxes receivable	257	268
Total current assets	56,715	57,685
Non-current assets:
Property, equipment and improvements, net	29,812	31,643
Operating lease assets	129,521	—
Deferred income taxes	499	499
Other assets	744	1,276
Total non-current assets	160,576	33,418
Total assets	$217,291	$91,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,421	$17,834
Short-term borrowings	3,000	—
Current portion of long-term lease liabilities	30,054	—
Accrued salaries, wages and related expenses	3,943	4,954
Accrued liabilities and other current liabilities	22,764	25,894
Total current liabilities	79,182	48,682
Non-current liabilities:
Deferred lease incentives	—	6,267
Long-term lease liabilities	118,217	6,661
Other non-current liabilities	2,031	8,970
Total non-current liabilities	120,248	21,898

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 48,355 and 48,365 shares issued, and 38,193 and 38,386 shares outstanding at May 4, 2019 and February 2, 2019, respectively	463	481
Additional paid-in capital	128,964	128,714
Retained earnings	1,307	4,137
Common stock held in treasury, 10,161 and 9,979 shares at cost at May 4, 2019 and February 2, 2019	(112,873)	(112,809)
Total stockholders’ equity	17,861	20,523
Total liabilities and stockholders’ equity	$217,291	$91,103

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(amounts in thousands, except per share data)

	Thirteen Weeks Ended
	May 4,	May 5,
	2019	2018
Net sales	$83,220	$85,901
Merchandise, buying and occupancy costs	57,606	58,557
Gross profit	25,614	27,344
Other operating expenses:
Selling, general and administrative	29,188	29,746
Depreciation and amortization	2,382	2,816
Total other operating expenses	31,570	32,562
Operating loss	(5,956)	(5,218)
Interest expense, net	(156)	(58)
Loss before income taxes	(6,112)	(5,276)
Income tax provision	40	43
Net loss	$(6,152)	$(5,319)

Other comprehensive income, net of tax	—	—
Comprehensive loss	$(6,152)	$(5,319)

Basic loss per share:
Net loss	$(0.16)	$(0.14)
Basic shares outstanding	37,400	37,297

Diluted loss per share:
Net loss	$(0.16)	$(0.14)
Diluted shares outstanding	37,400	37,297

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands)

Thirteen Weeks Ended
	Treasury		Common Stock
	Shares Held	Amount Held	Shares Outstanding	Amount Outstanding	Additional Paid-in Capital	Retained Earnings	Total
February 2, 2019	9,979	$(112,809)	38,386	$481	$128,714	$4,137	$20,523
Total comprehensive loss	—	—	—	—	—	(6,152)	(6,152)
Issuance of restricted stock, net of forfeitures	—	—	(11)	—	(3)	—	(3)
Stock-based compensation expense	—	—	—	—	253	—	253
Acquisition of common stock held in treasury, at cost	182	(64)	(182)	(18)	—	—	(82)
Cumulative effect of accounting change	—	—	—	—	—	3,322	3,322
May 4, 2019	10,161	$(112,873)	38,193	$463	$128,964	$1,307	$17,861

Thirteen Weeks Ended
	Treasury		Common Stock
	Shares Held	Amount Held	Shares Outstanding	Amount Outstanding	Additional Paid-in Capital	Retained Earnings	Total
February 3, 2018	9,791	$(112,711)	37,834	$475	$127,652	$34,993	$50,409
Total comprehensive loss	—	—	—	—	—	(5,319)	(5,319)
Issuance of restricted stock, net of forfeitures	—	—	244	3	(10)	—	(7)
Stock-based compensation expense	—	—	—	—	351	—	351
Acquisition of common stock held in treasury, at cost	—	—	—	—	—	—	—
Cumulative effect of accounting change	—	—	—	—	—	1,984	1,984
May 5, 2018	9,791	$(112,711)	38,078	$478	$127,993	$31,658	$47,418

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Cash flows from operating activities:
Net loss	$(6,152)	$(5,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,382	2,816
Amortization of financing costs	5	16
Lease expense	5,366	—
Deferred lease-related liabilities	—	(89)
Stock-based compensation expense	253	351
Changes in operating assets and liabilities:
Accounts receivable	(1,251)	(2,035)
Merchandise inventories	(4,666)	(5,019)
Prepaid expenses and other assets	(771)	(2,131)
Income taxes receivable	11	(46)
Accounts payable	1,650	(2,223)
Accrued liabilities	(1,100)	(3,707)
Lease liabilities	(5,589)	—
Other liabilities	(77)	7
Net cash used in operating activities	(9,939)	(17,379)
Cash flows from investing activities:
Purchases of property, equipment and improvements	(587)	(947)
Proceeds from sale of assets	—	13,329
Net cash (used in) provided by investing activities	(587)	12,382
Cash flows from financing activities:
Shares redeemed for payroll taxes	(3)	(7)
Proceeds from short-term borrowings	12,650	9,100
Payments of short-term borrowings	(9,650)	(9,100)
Acquisition of common stock held in treasury, at cost	(82)	—
Net cash provided by (used in) financing activities	2,915	(7)
Net decrease in cash and cash equivalents	(7,611)	(5,004)
Cash and cash equivalents at beginning of period	10,239	23,077
Cash and cash equivalents at end of period	$2,628	$18,073
Supplemental cash flow information:
Interest paid	$156	$58
Income taxes (refunded) paid	$(7)	$107
Accrued purchases of equipment and improvements	$122	$319

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — Basis of Presentation

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by Christopher & Banks Corporation and its subsidiaries (collectively referred to as “Christopher & Banks”, “the Company”, “we” or “us”) pursuant to the current rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC"). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been omitted, pursuant to such rules and regulations. These unaudited condensed consolidated financial statements, except the condensed consolidated balance sheet as of February 2, 2019 derived from the Company's audited financial statements, should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal adjustments, except as otherwise stated in these notes, considered necessary to present fairly our financial position, results of operations, and cash flows as of May 4, 2019, May 5, 2018 and for all periods presented.

Recently issued accounting pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements for fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the impact of adopting the updated provisions.

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The Company adopted the new standard, ASC 842, Leases, and all related amendments on February 3, 2019 using the "Comparatives Under 840 Option" for all leases in which we applied the previous standard, ASC 840, Leases, and recognized the effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings as of February 3, 2019. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carryforward the historical lease classification. In addition, we elected certain practical expedients and accounting policies including the lessee practical expedient to not separate lease components. We made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We recognize those lease payments in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term. Adoption of the standard resulted in the recognition of operating lease assets and operating lease liabilities of $134.9 million and $153.9 million, respectively, as of February 3, 2019. The operating lease asset recorded at adoption of the standard represents the capitalization of operating lease assets and the reclassification of prepaid rent and leasehold acquisition costs, offset by the reclassification of straight-line rent accruals, tenant improvement allowances and vacant space reserves. At adoption, we recorded an adjustment to retained earnings of $3.3 million, which includes the recognition of the deferred gain on the sale-leaseback transaction of our corporate headquarters facility. Additional information and disclosures required by the new standard are contained in Note 9 - Leases.

In August 2018, the SEC adopted a final rule under SEC Release No. 33-10532, Disclosure Update and Simplification that amends certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments also expanded the disclosure requirements on the analysis of shareholders' equity for interim financial statements, in which registrants must now analyze changes in shareholders’ equity, in the form of reconciliation, for the current and comparative year-to-date periods, with subtotals for each interim period. This final rule was effective on November 5, 2018. As of the first quarter of Fiscal 2019, the Company has adopted all relevant disclosure requirements, including the shareholders’ equity interim disclosures.

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
Right of return
As part of our merchandise sales, we offer customers a right of return on merchandise that lapses based on the original purchase date. The Company estimates the amount of sales that may be returned by our customers and records this estimate as a reduction of revenue in the period in which the related revenues are recognized. We utilize historical and industry data to estimate the total return liability. Conversely, the reduction in revenue results in a corresponding reduction in merchandise, buying and occupancy costs which results in a contract asset for the anticipated merchandise returned. The total reduction in revenue from estimated returns was $1.9 million and $1.2 million as of May 4, 2019 and February 2, 2019, respectively, which is included within accrued liabilities and other current liabilities in the Condensed Consolidated Balance Sheets.
Friendship rewards program
The Company established the Friendship Rewards Program as a loyalty program where customers earn points towards future discount certificates based on their purchase activity. We have identified the additional benefits received from this program as a separate performance obligation within a sales contract in the form of the discount certificates earned by customers. Accordingly, we assess any incremental discounts issued to our customers through the program and allocate a portion of the transaction price associated with merchandise sales from loyalty program members to the future discounts earned. The transaction price allocated to future discounts is recorded as deferred revenue until the discounts are used or forfeited. In addition, the Company estimates breakage on the points earned within the program that will not be used by customers for future discounts. The Company estimates breakage based on the historical redemption rate and considers industry trends. Breakage is recorded as a reduction to the deferred revenue associated with the program. As of May 4, 2019, and February 2, 2019, the Company recorded $4.4 million and $3.8 million, respectively, in deferred revenue associated with the program, which is included in accrued liabilities and other current liabilities in the Condensed Consolidated Balance Sheets.
Gift card revenue
The Company sells gift cards to customers which can be redeemed for merchandise within our brick and mortar and eCommerce sales channels. Gift cards are recorded as deferred revenue when issued and are subsequently recorded as revenue upon redemption. The Company estimates breakage related to gift cards when the likelihood of redemption is remote. This estimate utilizes historical trends based on the vintage of the gift card. Breakage on gift cards is recorded as revenue in proportion to the rate of gift card redemptions by vintage. This represents a change in the methodology used to estimate breakage as, prior to the adoption of ASC 606, we had historically recognized breakage for the portion of the gift card balances that remained outstanding following 36 months of issuance. As of May 4, 2019, and February 2, 2019, the Company had $3.2 million and $4.6 million, respectively, of deferred revenue associated with the issuance of gift cards. The deferred gift card revenue is included in accrued liabilities and other current liabilities in the Condensed Consolidated Balance Sheets.
Private label credit card
The Company offers a private label credit card ("PLCC") which bears the Christopher and Banks brand name offered under an agreement with Comenity Bank. Pursuant to this agreement, there are several obligations on behalf of Comenity Bank that impact the recording of revenue.

As part of the agreement, the Company received a signing bonus. We have determined that the benefits associated with signing the agreement are recognized over time throughout its term. This is the most accurate depiction of the transfer of services as the customer receives and consumes the benefits by obtaining and having the ability to use financing through Comenity Bank for purchases within our brick and mortar and eCommerce sales channels throughout the agreement's term. The deferred signing bonus is included in other liabilities and is being recognized in net sales ratably over the term of the contract. The other revenue based on customer usage of the card is recognized in net sales in the periods in which the related customer transaction occurs. As of May 4, 2019 and February 2, 2019, the Company had $1.6 million recorded as deferred revenue associated with the signing bonus, of which $0.3 million is included in accrued liabilities and other current liabilities and the remaining $1.3 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheets. The Company recorded $0.1 million into revenue for the thirteen-week period ended May 4, 2019 associated with the signing bonus.
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

	Thirteen Weeks Ended	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Brick and mortar stores	$65,052	$68,055
eCommerce sales	18,900	18,794	[1]
Other	(732)	(948)
Net sales	$83,220	$85,901

(1)	Includes approximately $2.3 million of 2018 first quarter revenues from orders placed in store and fulfilled from another location. For 2019, similar sales are included in brick and mortar stores.

Amounts included within other revenue relate to revenues earned from our private label credit card, net of any revenue adjustments and accruals.

Contract balances

The following table provides information about contract assets and liabilities from contracts with customers (in thousands):

	Contract Liabilities
	May 4, 2019		February 2, 2019
	Current	Non-Current	Current	Non-Current
Right of return	$1,859	$—	$1,176	$—
Friendship Rewards Program	4,413	—	3,768	—
Gift card revenue	3,232	—	4,646	—
Private label credit card	274	1,279	274	1,348
Total	$9,778	$1,279	$9,864	$1,348

The Company recognized revenue of $2.2 million and $2.4 million in the thirteen-week periods ended May 4, 2019 and May 5, 2018, respectively, related to contract liabilities recorded at the beginning of the period. Such revenues were comprised of the redemption and forfeiture of Friendship Rewards Program discount certificates, redemption of gift cards, and amortization of the PLCC signing bonus. As of May 4, 2019, and February 2, 2019, the Company did not have any material contract assets.

For the thirteen-week periods ended May 4, 2019 and May 5, 2018, the Company did not recognize any revenue resulting from changes in the estimated variable consideration to be received associated with performance obligations satisfied or partially satisfied in prior periods.
Transaction price allocated to remaining performance obligations
The following table includes the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied as of May 4, 2019:

	Remainder of
	Fiscal 2019	Fiscal 2020	Thereafter
Private label credit card	$206	$274	$1,073
Total	$206	$274	$1,073

Contract Costs
The Company has not incurred any costs to obtain or fulfill a contract.

NOTE 3 — Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following (in thousands):

Description	May 4, 2019	February 2, 2019
Store leasehold improvements	$50,428	$50,305
Store furniture and fixtures	70,845	70,815
Corporate office and distribution center furniture, fixtures and equipment	6,210	6,179
Computer and point of sale hardware and software	33,535	33,098
Construction in progress	350	419
Total property, equipment and improvements, gross	161,368	160,816
Less accumulated depreciation and amortization	(131,556)	(129,173)
Total property, equipment and improvements, net	$29,812	$31,643

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In conjunction with an impairment analysis, leasehold improvements, store furniture and fixtures at certain under-performing stores, and stores identified for closure were analyzed for impairment. As a result of this analysis, the Company recorded a no long-lived asset impairment during the thirteen-week periods ended May 4, 2019 and May 5, 2018.

Sale-Leaseback

On April 27, 2018, the Company completed the sale of and entered into an agreement to leaseback its corporate headquarters facility, including the distribution center, in Plymouth, Minnesota. The agreement provided for the sale of the facility for a purchase price of $13.7 million and the subsequent leaseback of the facility for a 15-year period. The lease is classified as an operating lease. As a result of this transaction, the Company recorded a deferred gain of $7.7 million. During Fiscal 2018, the Company recognized the deferred gain on a straight-line basis over the term of the lease.  At the beginning of Fiscal 2019, the remaining $7.3 million of the deferred gain reduced retained earnings with the adoption of ASC 842, Leases.

As part of the transaction, the Company deposited $1.7 million in escrow for certain repairs to the building. As of May 4, 2019 and May 5, 2018, $0.8 million and $1.7 million remained in escrow for repairs to the building. This amount is considered to be restricted cash and is included within cash and cash equivalents on the Condensed Consolidated Balance Sheet.

NOTE 4 — Accrued Liabilities

Accrued liabilities and other current liabilities consisted of the following (in thousands):

	May 4, 2019	February 2, 2019
Gift card and store credit liabilities	$3,232	$4,646
Accrued Friendship Rewards Program loyalty liability	4,413	3,768
Accrued income, sales and other taxes payable	1,626	911
Accrued occupancy-related expenses	593	3,700
Sales return reserve	1,859	1,176
eCommerce obligations	6,547	6,194
Other accrued liabilities	4,494	5,499
Total accrued liabilities and other current liabilities	$22,764	$25,894

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

In addition to these changes, the Second Amendment eliminates availability against the Company's real property, which was the subject of a sale-leaseback transaction on April 27, 2018. The Company has recorded approximately $0.2 million of deferred financing costs during the thirteen weeks ended May 4, 2019 in connection with the Second Amendment. The deferred financing costs have been combined with the balance of the deferred financing costs remaining from the prior amendment on September 8, 2014. Deferred financing costs are included in other assets on the Condensed Consolidated Balance Sheet and are being amortized as interest expense over the related term of the Second Amendment.

The Credit Facility contains customary events of default and various affirmative and negative covenants. The sole financial covenant contained in the Credit Facility requires the Company to maintain Availability at least equal to the greater of (a) ten percent (10%) of the borrowing base or (b) $3.0 million. In addition, the Credit Facility permits the payment of dividends to the Company's stockholders if certain financial conditions are met. The Company was in compliance with all financial covenants and other financial provisions of the Credit Facility as of May 4, 2019.

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

There were $3.0 million and zero in outstanding borrowings under the Credit Facility as of May 4, 2019 and May 5, 2018, respectively. The capped borrowing base at May 4, 2019 was approximately $40.7 million. As of May 4, 2019, the Company had open on-demand letters of credit of approximately $10.9 million. Accordingly, after reducing the capped borrowing base, current borrowings of $3.0 million, open letters of credit and the required minimum availability of the greater of $3.0 million, or $3.6 million (10.0% of the revolving loan cap), the net availability of revolving credit loans under the Credit Facility was approximately $23.2 million at May 4, 2019.

NOTE 6 — Income Taxes

For the first quarter of Fiscal 2019, the Company recorded income tax expense of $40 thousand, or an effective rate of (0.7)%, versus income tax expense of $43 thousand, or an effective rate of (0.8)%, for the same period of Fiscal 2018. The income tax provisions for the Fiscal 2019 and 2018 periods are primarily driven by state taxes.

As of May 4, 2019, the possibility of future cumulative losses still exists. Accordingly, the Company has continued to maintain a valuation allowance against its net deferred tax assets. A small deferred tax asset was allowed to remain related to certain state tax benefits. As of February 2, 2019, the Company has gross federal and state net operating loss ("NOL") carryforwards of approximately $145.5 million and $73.6 million, respectively. A portion of the federal net operating loss carryforwards will begin to expire in 2032 while the other portion can be carried forward indefinitely. The state net operating loss carryforwards have carryforward periods of 5 to 20 years and begin to expire in the current year. The Company also has federal tax credits of $859 thousand which will begin to expire in 2030 and gross charitable contribution carryforwards of $726 thousand that will begin to expire in 2020.

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

The Company's liability for unrecognized tax benefits associated with uncertain tax provisions is recorded within the Condensed Consolidated Balance Sheets in Other non-current liabilities. There has been no material change in the reserve for unrecognized tax benefits since the end of the previous year. The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. We do not expect any significant changes to the amount of unrecognized tax benefits in the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With few exceptions, the Company or its subsidiaries are no longer subject to examination prior to tax years before Fiscal 2011. The Company does not have any ongoing income tax audits that are anticipated to have a material impact on the financial statements.

NOTE 7 — Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share (“EPS”) shown on the face of the accompanying condensed consolidated statement of operations:

	Thirteen Weeks Ended
	May 4,	May 5,
	2019	2018
Numerator (in thousands):
Net loss attributable to Christopher & Banks Corporation	$(6,152)	$(5,319)
Denominator (in thousands):
Weighted average common shares outstanding - basic	37,400	37,297
Dilutive shares	—	—
Weighted average common and common equivalent shares outstanding - diluted	37,400	37,297
Net loss per common share:
Basic	$(0.16)	$(0.14)
Diluted	$(0.16)	$(0.14)

Total stock options of approximately 4.5 million and 3.9 million were excluded from the shares used in the computation of diluted earnings per share for the thirteen-week periods ended May 4, 2019 and May 5, 2018, as they were anti-dilutive.

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

Assets that are Measured at Fair Value on a Non-recurring Basis:

The following table summarizes certain information for non-financial assets for the thirteen weeks ended May 4, 2019 and the fiscal year ended February 2, 2019, that are measured at fair value on a non-recurring basis in periods subsequent to an initial recognition period. The Company places amounts into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Thirteen Weeks Ended	Fiscal Year Ended
Long-Lived Assets Held and Used (in thousands):	May 4, 2019	February 2, 2019
Carrying value	$—	$4,829
Fair value measured using Level 3 inputs	$—	$445
Impairment charge	$—	$4,384

All of the fair value measurements included in the table above were based on significant unobservable inputs (Level 3). The Company determines fair value for measuring assets on a non-recurring basis using a discounted cash flow approach as discussed in Note 3, Property, Plant and Equipment. In determining future cash flows, the Company uses its best estimate of future operating results, which requires the use of significant estimates and assumptions, including estimated sales, merchandise margin and expense levels, and the selection of an appropriate discount rate; therefore, differences in the estimates or assumptions could produce significantly different results. General economic uncertainty impacting the retail industry and continuation of recent trends in company performance makes it reasonably possible that additional long-lived asset impairments could be identified and recorded in future periods.

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

n
NOTE 9 — Leases

The Company leases its store locations and vehicles under operating leases. The store lease terms, including rental period, renewal options, escalation clauses and rent as a percentage of sales, vary among the leases. Most store leases require the Company to pay real estate taxes and common area maintenance charges. In addition, we have lease agreements that contain both lease and non-lease components. We have elected to combine lease and non-lease components for all classes of assets.

Maturities of our lease liabilities as of May 4, 2019 are as follows:

(in thousands)	Lease Liabilities(1)
Remainder of 2019	$29,927
2020	31,734
2021	26,493
2022	23,080
2023	22,408
Thereafter	45,788
Total lease payments	179,430
Less: Imputed interest	(31,159)
Present value of lease liabilities	148,271
Less: Current lease liabilities	(30,054)
Long-term lease liabilities	$118,217

(1)	Includes retail stores and the corporate headquarters facility, including the distribution center.

Maturities of our lease liabilities as of February 2, 2019 (under ASC 840, Leases) were as follows:

(in thousands)	Lease Liabilities(1)
2019	$36,965
2020	25,887
2021	21,386
2022	18,439
2023	17,811
Thereafter	38,827
Total lease payments	$159,315

(1)	Includes retail stores and the corporate headquarters facility, including the distribution center.

The weighted average remaining lease terms and discount rates for all leases as of May 4, 2019 were as follows:

Remaining lease term and discount rate:	May 4, 2019
Weighted average remaining lease term (years)	6.13
Weighted average discount rate	6.0%

Operating expense for the thirteen weeks ended May 4, 2019 totaled approximately $10.3 million, with $0.4 million of that amount representing operating lease variable rent that was recorded in cost of sales. In addition, all but $32 thousand of the $9.9 million of non-variable operating lease rent is included in cost of sales. $32 thousand of operating lease expense is included in selling, general and administrative expenses. For the thirteen weeks ended May 4, 2019, cash lease payments were $10.1 million, and right of use assets obtained in exchange for lease liabilities were $2.1 million.

NOTE 10 — Legal Proceedings

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 and our unaudited Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Quarterly Report on Form 10-Q. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude.

Executive Overview

We are a specialty retailer of women’s privately branded women's apparel and accessories. We offer our customer an assortment of unique, classic and versatile clothing that fits her everyday needs at a good value.

We operate an integrated, omni-channel platform that provides our customer the ability to shop when and where she wants, including online or at our retail and outlet stores. This approach allows our customers to browse, purchase, return, or exchange our merchandise through the channel that is optimal for her.

As of May 4, 2019, we operated 457 stores in 45 states, including 313 Missy, Petite, Women ("MPW") stores, 81 outlet stores, 33 Christopher & Banks ("CB") stores, and 30 C.J. Banks ("CJ") stores. Our CB brand offers unique fashions and accessories featuring exclusively designed assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P. Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W. Our MPW concept and outlet stores offer an assortment of both CB and CJ apparel servicing the Missy, Petite and Women-sized customer in one location.

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

Improve Marketing and Promotional Effectiveness

Our goals include executing disciplined markdown management, leveraging improved analytics to inform what types and depth of promotions and targeted offers are used and to increase our return on marketing investments.

Leverage Omni-Channel Capabilities

Our integrated, omni-channel strategy is designed to provide customers with a seamless retail experience, allowing her to shop whenever, however and wherever she chooses. In January of 2018, we launched “Buy online ship to store,” and in November of 2018, we launched “Buy online ship from store.” We currently are fulfilling eCommerce orders from 170 of our stores. We launched “Buy online pick up in store” during the first quarter of fiscal 2019. These flexible fulfillment options not only meet a customer need, they allow us to better leverage our inventory across our chain.

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

To grow our active customer file, we intend to reallocate our marketing spend in an effort to drive acquisition of new customers, reactivate lapsed customers, and also capitalize on market disruptions. In addition, we intend to refresh our Friendship Rewards program and to continue to leverage that program. Finally, we plan to capitalize on our unique positioning in the market to drive engagement with customers on a grass roots level.

Optimize our Real Estate Portfolio

Between 2011 and 2015 we consolidated our store formats and reduced our store count by 33% in an effort to improve store productivity. Additionally, approximately 44% of our stores have a lease action arising during Fiscal 2019 and 57% before the end of Fiscal 2020. This should provide us with flexibility to close underperforming stores and the opportunity to renegotiate occupancy costs where applicable. To this end, we engaged a leading national third-party real estate consulting firm during the first quarter to assist us in lease restructuring and to accelerate and increase occupancy cost savings.

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

Comparable sales measures can vary across the retail industry. As a result, our comparable sales calculation is not necessarily comparable to similarly titled measures reported by other companies.

Other performance metrics
To supplement our comparable sales performance measure, we also monitor changes in net sales, net sales per store, net sales per gross square foot, gross profit, gross margin rate, operating income, cash, inventory and liquidity.

First Quarter Fiscal 2019 Results of Operations

The following table presents selected consolidated financial data for the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018:

	Thirteen Weeks Ended		Net Change		Percent of Net Sales
(dollars in thousands)	May 4, 2019	May 5, 2018	Amount	Percent	May 4, 2019	May 5, 2018
Net sales	$83,220	$85,901	$(2,681)	(3.1)%	100.0%	100.0%
Merchandise, buying and occupancy costs	57,606	58,557	(951)	(1.6)%	69.2%	68.2%
Gross profit	25,614	27,344	(1,730)	(6.3)%	30.8%	31.8%
Other operating expenses:
Selling, general and administrative	29,188	29,746	(558)	(1.9)%	35.1%	34.6%
Depreciation and amortization	2,382	2,816	(434)	(15.4)%	2.9%	3.3%
Total other operating expenses	31,570	32,562	(992)	(3.0)%	37.9%	37.9%
Operating loss	(5,956)	(5,218)	(738)	14.1%	(7.2)%	(6.1)%
Interest expense, net	(156)	(58)	(98)	169.0%	(0.2)%	(0.1)%
Loss before income taxes	(6,112)	(5,276)	(836)	15.8%	(7.3)%	(6.1)%
Income tax provision	40	43	(3)	(7.0)%	—%	0.1%
Net loss	$(6,152)	$(5,319)	$(833)	15.7%	(7.4)%	(6.2)%

	Thirteen Weeks Ended
Rate trends as a percentage of net sales	May 4, 2019	May 5, 2018
Gross margin	30.8%	31.8%
Selling, general, and administrative	35.1%	34.6%
Depreciation and amortization	2.9%	3.3%
Operating loss	(7.2)%	(6.1)%

First Quarter Fiscal 2019 Summary

•
Net sales decreased 3.1% compared to the same period last year primarily due to a decline in average unit retail and in the number of transactions, including a decrease in average store count. Net sales were negatively affected by unusually cold and snowy weather across much of the Company's geographic footprint during the early part of the quarter. These declines were partially offset by an increase in units per transaction.

•
Comparable sales decreased 3.6% following a 2.6% decrease in the same period last year. Through the first five weeks of the 2019 quarter, inclement weather drove comparable sales to negative 15%, while during the last eight weeks of the quarter, comparable sales were a positive 2%.

•	eCommerce sales increased 10.7% following a 7.8% increase in the same period last year.

•
Gross margin rate declined 100 basis points compared to last year's first quarter. The decrease was largely due to increased fulfillment costs related to the higher penetration of eCommerce sales and in connection with our ship from stores initiative, as well as deleverage of occupancy costs. This was partially offset by a 75 basis point increase in merchandise margin.

•	SG&A expense decreased by $0.6 million due to lower medical and marketing expenses, partially offset by higher severance and insurance expenses.

•	Net loss totaled to $6.2 million, or a $(0.16) loss per share, compared to a net loss for the prior year's first quarter of $5.3 million, or a $(0.14) loss per share.

•
As of May 4, 2019, we held $2.6 million of cash and cash equivalents, compared to $10.2 million as of February 2, 2019. The first quarter of Fiscal 2019 decline in net cash (cash, less bank borrowings) was over $7 million favorable to the $18 million decline experienced during the first quarter of Fiscal 2018 (after removing the impact of the sale of our corporate headquarters and distribution facility in April 2018).

Net Sales

The components of the 3.1% net sales decrease in the first quarter fiscal 2019 compared to the first quarter of fiscal 2018 were as follows:

Thirteen Weeks Ended
Sales driver change components	May 4, 2019
Number of transactions	(0.8)%
Units per transaction	2.1%
Average unit retail	(5.2)%
Other sales	0.8%
Total sales driver change	(3.1)%

Thirteen Weeks Ended
Comparable sales	May 4, 2019
Comparable sales	(3.6)%

Net sales decreased primarily due to a 5.2% decrease in average unit retail and a 0.8% decline in the number of transactions, reflecting the 1.2% decline in average store counts compared with the prior year's first quarter. These decreases were partially offset by a 2.1% increase in units per transaction.

To supplement our comparable sales measure, we also monitor changes in other store sales metrics as illustrated in the table below:

Thirteen Weeks Ended
Store metrics	May 4, 2019
Net sales per store % change	(6.2)%
Net sales per square foot % change	(6.9)%

Net sales per store and net sales per square foot for the first quarter of Fiscal 2019 each declined primarily from the 5.2% reduction of average dollar spend per transaction as well as 0.8% decline in number of transactions from the first quarter of the prior year.

Store count, openings, closings, and square footage for our stores were as follows:

	Store Count						Square Footage (1)
	February 2,			MPW	May 4,	Avg Store	May 4,	February 2,
Stores by Format	2019	Open	Close	Conversions	2019	Count	2019	2019
MPW	312	1	—	—	313	313	1,234	1,227
Outlet	80	1	—	—	81	81	325	321
Christopher and Banks	33	—	—	—	33	33	109	109
C.J. Banks	30	—	—	—	30	30	109	109
Total Stores	455	2	—	—	457	457	1,777	1,766

(1)	Square footage presented in thousands

Average store count in the first quarter of Fiscal 2019 was 457 stores compared to an average store count of 462 stores in the first quarter of Fiscal 2018, a decrease of 1.2%. Average square footage in the first quarter of fiscal 2019 decreased 0.5% compared to the first quarter of Fiscal 2018.

Gross Profit

Gross margin rate declined 100 basis points compared to last year's first quarter. The decrease was largely due to increased fulfillment costs related to the higher penetration of eCommerce sales and in connection with our ship from stores initiative, as well as deleverage of occupancy costs. This was partially offset by a 75 basis point increase in merchandise margin.

Selling, General, and Administrative (“SG&A”) Expenses

SG&A expense decreased by $0.6 million due to lower medical and marketing expenses, partially offset by higher severance and insurance expenses. As a percent of net sales, SG&A increased approximately 0.5%.

Depreciation and Amortization

Depreciation and amortization expense decreased primarily due to the sale-leaseback of the corporate facility in April 2018, a 1.2% decrease in average store count and lower depreciation due to impairment charges on store-related fixed assets taken in the third and fourth quarters of Fiscal 2018.

Operating Loss

Our operating loss increased in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 primarily due to the gross profit decrease of $1.7 million, partially offset by the $0.6 million decrease in SG&A expenses and the $0.4 million decrease in depreciation expense.

Interest expense, net

The increase in net interest expense was due to a higher level of average borrowings from our Credit Facility during the first quarter of Fiscal 2019 compared to the comparable quarter of Fiscal 2018.

Income Tax Provision

Income tax expense recorded for the thirteen weeks ended May 4, 2019 was $40 thousand compared to income tax expense of $43 thousand for the same period of Fiscal 2018. Our effective tax rate was (0.7)% for the thirteen weeks ended May 4, 2019 compared to (0.8)% in the same period last year.

Net earnings

Our net loss increase in the first quarter of Fiscal 2019 compared to our net loss in the first quarter of 2018 was primarily due to a gross margin rate decline and net sales decrease, partially offset by lower SG&A expenses.

Fiscal 2019 Outlook

Based on first quarter performance and the volatility in the retail environment, the Company is revising its Fiscal 2019 guidance.  Generating cash remains a priority as the Company continues to execute its strategy with a disciplined approach to both inventory management and expenses.  Based on guidance, the Company continues to have adequate financing capacity to move forward with its strategic initiatives.

For the full year of Fiscal 2019, the Company expects:

•
Net sales to be flat to up 2% as the result of expanded omni-channel capabilities, enhancements to the overall product assortment, and more impactful marketing promotions intended to drive customer file growth;

•
Gross margin expansion of 100 to 200 basis points as a result of improved inventory management, including supply chain and omni-channel initiatives, greater discipline around promotions and the continued reduction of occupancy costs;

•	SG&A as a percentage of sales to decline 100 to 150 basis points due to ongoing cost reduction initiatives;

•	Inventory turns to improve as compared to Fiscal 2018; and

•	To end the fiscal year with positive cash and no outstanding borrowings under its Credit Facility.

Liquidity and Capital Resources

Cash flow and liquidity

Summary

We expect to operate our business and execute our strategic initiatives principally with funds generated from operations and from our Credit Facility, subject to compliance with a financial covenant and other terms of the Company's Credit Facility with Wells Fargo Bank N.A ("Wells Fargo").

Our cash and cash equivalents balance as of May 4, 2019 was $2.6 million, compared to $10.2 million as of February 2, 2019.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the first thirteen weeks of Fiscal 2019 compared to the first thirteen weeks of 2018:

	Thirteen Weeks Ended
(in thousands)	May 4, 2019	May 5, 2018
Net cash used in operating activities	$(9,939)	$(17,379)
Net cash (used in) provided by investing activities	(587)	12,382
Net cash provided by (used in) financing activities	2,915	(7)
Net decrease in cash and cash equivalents	$(7,611)	$(5,004)

Operating Activities

The $7.4 million decrease in cash used in operating activities in the first thirteen weeks of Fiscal 2019 compared to the first thirteen weeks of Fiscal 2018 was primarily due to changes in working capital. The positive effect of these working capital changes were partially offset by changes in non-cash expenses and non-cash lease-related items. Working capital fluctuations are a reflection of seasonal patterns and a change in the timing of accounts payable and payroll accruals.

Investing Activities

Cash used in investing activities for the current period was $0.6 million as compared to an increase of cash of $12.4 million last year. The $13.0 million change is primarily attributable to proceeds of $13.3 million from the sale of the corporate facility as part of a sale-leaseback transaction in April 2018. Capital expenditures for the first thirteen weeks of Fiscal 2019 were approximately $0.6 million, which primarily reflected investments in technology associated with our eCommerce initiatives and merchandising capabilities, and expenditures supporting new stores.

Financing Activities

The increase in cash provided by financing activities between Fiscal 2019 and 2018 was due to net borrowings on the Company's Credit Facility during the first quarter of Fiscal 2019 and was, partially offset by repurchases of the Company's common stock.

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

The Credit Facility with Wells Fargo was most recently amended and extended on August 3, 2018. The current expiration date is August 3, 2023. The Credit Facility amendment in 2018 supplemented the Company’s existing $50.0 million revolving Credit Facility by adding a new $5.0 million revolving “first-in, last-out” (“FILO Facility”) tranche, subject to the borrowing base restrictions applicable to the FILO Facility.

In addition to these changes, the amendment eliminates availability against the Company’s real property, which was the subject of a sale-leaseback transaction during fiscal 2018.

The capped borrowing base at May 4, 2019 was approximately $40.7 million. As of May 4, 2019, the Company had open on-demand letters of credit of approximately $10.9 million. Accordingly, after reducing the capped borrowing base for current borrowings of $3.0 million, open letters of credit and the required minimum availability of the greater of $3.0 million, or $3.6 million (10.0% of the revolving loan cap), the net availability of revolving credit loans under the Credit Facility was approximately $23.2 million at May 4, 2019.

See Note 5 - Credit Facility for additional details regarding our Credit Facility.

Sourcing

There have been no material changes to our ratio of imports to total merchandise purchases or concentration of supplier purchases in the thirteen weeks ended May 4, 2019 compared to the fiscal 2018 year ended February 2, 2019.

Quarterly Results and Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, consumer confidence, customer response to our seasonal merchandise mix, timing of new store openings, adverse weather conditions, and shifts in the timing of certain holidays and shifts in the timing of promotional events.

Inflation

We do not believe that inflation had a material effect on our results of operations for the thirteen-week period ended May 4, 2019.

Forward-Looking Statements

We may make forward-looking statements reflecting our current views with respect to future events and financial performance. These forward-looking statements, which may be included in reports filed under the Exchange Act, in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A - Risk Factors of our Annual Report on Form
10-K for the fiscal year ended February 2, 2019, which could cause actual results to differ materially from historical results or those anticipated.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, we wish to advise readers that the factors listed in Item 1A of our Annual Report on Form
10-K for the fiscal year ended February 2, 2019, as well as other factors, could affect our performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed in the quarterly report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to, and management of our market risks, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019. There have been no material changes to our exposure to, and management of our market risks in the thirteen weeks ended May 4, 2019.

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

The Company carried out an evaluation as of the end of the period covered by this report (the “Evaluation Date”), under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of May 4, 2019 the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Controls

There were no significant changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the Evaluation Date. Furthermore, there was no change in our internal control over financial reporting during the quarter ended May 4, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information discussed in this report, the risk factors described in “Part I, Item 1A. Risk Factors” in our 2018 Annual Report on Form 10-K for the fiscal period ended February 2, 2019, should be considered as they could materially affect our business, financial condition or operating results. These are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or operating results. In addition to the risks described in our 2018 Annual Report on Form 10-K, we also note the following:

We are currently out of compliance with the New York Stock Exchange’s (“NYSE”) listing requirements, our stock has been suspended from trading and we are at risk of the NYSE delisting our common stock, which could materially impair the liquidity and value of our common stock.

On June 14, 2018, we received written notice from the NYSE that we are not in compliance with the continued listing standards set forth in Section 8 of the NYSE Listed Company Manual. The Company is considered below the criteria established by the NYSE for continued listing because (i) its average market capitalization has been less than $50 million over a consecutive 30 trading-day period, and at the same time its stockholders’ equity was less than $50 million, and (ii) its 30-day average closing price was below $1.00. As a result, we are required to bring our share price and consecutive 30 trading-day average share price, as measured on the last trading day of any calendar month during the sixth month period following receipt of the NYSE notice above $1.00 per share or the NYSE may commence suspension and delisting procedures, unless shareholder approval is required for corporate action, such as a reverse stock split, at the Company’s next annual meeting which is scheduled for June 26, 2019.  The NYSE has an additional requirement that a Company's market capitalization must be above $15.0 million based on the 30 most recent trading days, otherwise, the NYSE has the discretion to begin delisting procedures immediately.

On April 17, 2019, the NYSE notified us that they had commenced proceedings to delist our common stock from the NYSE as our average global market capitalization over a consecutive 30-day trading period was below $15.0 million. That same day, the NYSE suspended trading of our common stock on the NYSE. The Company's common stock now trades on the OTC Markets Group under the ticker symbol of "CBKC". The Company, on April 30, 2019, exercised its right to seek review of this determination by a Committee of the Board of Directors of the NYSE. That hearing is scheduled for July 18, 2019. If the NYSE Committee affirms the NYSE's original determination, the NYSE will proceed with delisting our common stock from the NYSE.

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

Most of our merchandise is produced in foreign countries, primarily in China, making the price and availability of our merchandise susceptible to international trade risks and other international conditions. The imposition of tariffs, duties, border adjustment taxes or other trade restrictions by the United States could also result in the adoption of new or increased tariffs or other trade restrictions by other countries. Recently, the current U.S. administration and China have imposed significant tariffs on goods imported from the other's country, and more recently, the United States has proposed the imposition of additional tariffs on apparel and accessories. If the current administration follows through with such tariffs, or if additional tariffs or trade restrictions are implemented by the United States or other countries, the resulting trade barriers could have a significant adverse impact on the cost of our goods, the prices at which we offer them for sale and our overall financial performance. We are not able to predict future trade policy of the United States or of any foreign countries in which we operate or purchase goods, or the terms of any renegotiated trade agreements, or their impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact the cost of and demand for our products, our overall costs, our customers, our suppliers and the world economy, which in turn could have a material adverse effect on our business, operational results, financial position and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning purchases of our common stock for the quarter ended May 4, 2019:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid per Share	Programs	Programs
2/3/19 - 3/2/19	2,494	$0.56	—	$—
3/3/2019 - 4/6/2019	2,063	0.52	—	—
4/7/2019 - 5/4/2019	2,126	0.39	—	—
Total	6,683		—	—

(1)
The shares of common stock in this column represent shares surrendered to us by stock plan participants in order to satisfy minimum withholding tax obligations related to the vesting of restricted stock awards.

The following table summarizes information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the 13-week period ended May 4, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
2/3/19 - 3/2/19	40,253	$0.59	40,253	$1,877,303
3/3/2019 - 4/6/2019	7,748	0.55	7,748	1,873,032
4/7/2019 - 5/4/2019	134,300	0.41	134,300	1,818,583
Total	182,301		182,301	—

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit No.	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Financial statements from the Quarterly Report on Form 10-Q of Christopher & Banks Corporation for the fiscal quarter ended May 5, 2019, formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements

*   Filed with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated: June 12, 2019	By:	/s/ Keri L. Jones
Keri L. Jones
President, Chief Executive Officer
(Principal Executive Officer)

Dated: June 12, 2019	By:	/s/ Richard Bundy
Richard Bundy
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)