Form 10-Q
period 2019-08-03
CHRISTOPHER & BANKS CORP
filed 2019-09-11
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2019
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  YES ☑  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class	Outstanding at September 6, 2019	Trading Symbol	Name of each exchange on which registered
Common stock, par value $.01 per share	38,333,716	CBKC	OTCQX

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands)

	August 3, 2019	February 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,242	$10,239
Accounts receivable	3,471	2,767
Merchandise inventories	48,718	41,039
Prepaid expenses and other current assets	3,894	3,372
Income taxes receivable	294	268
Total current assets	58,619	57,685
Non-current assets:
Property, equipment and improvements, net	27,925	31,643
Operating lease assets	121,782	—
Deferred income taxes	499	499
Other assets	668	1,276
Total non-current assets	150,874	33,418
Total assets	$209,493	$91,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,098	$17,834
Short-term borrowings	3,450	—
Current portion of long-term lease liabilities	28,258	—
Accrued salaries, wages and related expenses	5,139	4,954
Accrued liabilities and other current liabilities	19,507	25,894
Total current liabilities	83,452	48,682
Non-current liabilities:
Deferred lease incentives	—	6,267
Long-term lease liabilities	111,968	6,661
Other non-current liabilities	2,013	8,970
Total non-current liabilities	113,981	21,898

Commitments and contingencies

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 48,639 and 48,365 shares issued, and 38,336 and 38,386 shares outstanding at August 3, 2019 and February 2, 2019, respectively	451	481
Additional paid-in capital	129,118	128,714
Retained earnings	(4,634)	4,137
Common stock held in treasury, 10,303 and 9,979 shares at cost at August 3, 2019 and February 2, 2019	(112,875)	(112,809)
Total stockholders’ equity	12,060	20,523
Total liabilities and stockholders’ equity	$209,493	$91,103

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(amounts in thousands, except per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Net sales	$83,443	$87,418	$166,663	$173,319
Merchandise, buying and occupancy costs	58,969	62,546	116,575	121,103
Gross profit	24,474	24,872	50,088	52,216
Other operating expenses:
Selling, general and administrative	27,754	29,675	56,942	59,422
Depreciation and amortization	2,199	2,518	4,581	5,334
Impairment of store assets	311	—	311	—
Total other operating expenses	30,264	32,193	61,834	64,756
Operating loss	(5,790)	(7,321)	(11,746)	(12,540)
Interest expense, net	(111)	(42)	(267)	(99)
Loss before income taxes	(5,901)	(7,363)	(12,013)	(12,639)
Income tax provision	40	63	80	106
Net loss	$(5,941)	$(7,426)	$(12,093)	$(12,745)

Other comprehensive income, net of tax	—	—	—	—
Comprehensive loss	$(5,941)	$(7,426)	$(12,093)	$(12,745)

Basic loss per share:
Net loss	$(0.16)	$(0.20)	$(0.32)	$(0.34)
Basic shares outstanding	37,440	37,458	37,686	37,381

Diluted loss per share:
Net loss	$(0.16)	$(0.20)	$(0.32)	$(0.34)
Diluted shares outstanding	37,440	37,458	37,686	37,381

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands)

Thirteen Weeks Ended
	Treasury		Common Stock
	Shares Held	Amount Held	Shares Outstanding	Amount Outstanding	Additional Paid-in Capital	Retained Earnings	Total
May 4, 2019	10,161	$(112,873)	38,193	$463	$128,964	$1,307	$17,861
Total comprehensive loss	—	—	—	—	—	(5,941)	(5,941)
Issuance of restricted stock, net of forfeitures	—	—	285	2	(6)	—	(4)
Stock-based compensation expense	—	—	—	—	160	—	160
Acquisition of common stock held in treasury, at cost	142	(2)	(142)	(14)	—	—	(16)
August 3, 2019	10,303	$(112,875)	38,336	$451	$129,118	$(4,634)	$12,060

Twenty-six Weeks Ended
	Treasury		Common Stock
	Shares Held	Amount Held	Shares Outstanding	Amount Outstanding	Additional Paid-in Capital	Retained Earnings	Total
February 2, 2019	9,979	$(112,809)	38,386	$481	$128,714	$4,137	$20,523
Total comprehensive loss	—	—	—	—	—	(12,093)	(12,093)
Issuance of restricted stock, net of forfeitures	—	—	274	2	(9)	—	(7)
Stock-based compensation expense	—	—	—	—	413	—	413
Acquisition of common stock held in treasury, at cost	324	(66)	(324)	(32)	—	—	(98)
Cumulative effect of accounting change	—	—	—	—	—	3,322	3,322
August 3, 2019	10,303	$(112,875)	38,336	$451	$129,118	$(4,634)	$12,060

Thirteen Weeks Ended
	Treasury		Common Stock
	Shares Held	Amount Held	Shares Outstanding	Amount Outstanding	Additional Paid-in Capital	Retained Earnings	Total
May 5, 2018	9,791	$(112,711)	38,078	$478	$127,993	$31,658	$47,418
Total comprehensive loss	—	—	—	—	—	(7,426)	(7,426)
Issuance of restricted stock, net of forfeitures	—	—	354	3	(10)	—	(7)
Stock-based compensation expense	—	—	—	—	253	—	253
August 4, 2018	9,791	$(112,711)	38,432	$481	$128,236	$24,232	$40,238

Twenty-six Weeks Ended
	Treasury		Common Stock
	Shares Held	Amount Held	Shares Outstanding	Amount Outstanding	Additional Paid-in Capital	Retained Earnings	Total
February 3, 2018	9,791	$(112,711)	37,834	$475	$127,652	$34,993	$50,409
Total comprehensive loss	—	—	—	—	—	(12,745)	(12,745)
Issuance of restricted stock, net of forfeitures	—	—	598	6	(20)	—	(14)
Stock-based compensation expense	—	—	—	—	604	—	604
Cumulative effect of accounting change	—	—	—	—	—	1,984	1,984
August 4, 2018	9,791	$(112,711)	38,432	$481	$128,236	$24,232	$40,238

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Twenty-six Weeks Ended
	August 3, 2019	August 4, 2018
Cash flows from operating activities:
Net loss	$(12,093)	$(12,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,581	5,334
Impairment of store assets	311	—
Amortization of financing costs	30	31
Lease expense	12,867	—
Deferred lease-related liabilities	—	(486)
Stock-based compensation expense	413	604
Changes in operating assets and liabilities:
Accounts receivable	(704)	(882)
Merchandise inventories	(7,680)	1,178
Prepaid expenses and other assets	(505)	(1,579)
Income taxes receivable	(26)	(46)
Accounts payable	9,286	3,021
Accrued liabilities	(2,964)	(5,757)
Lease liabilities	(13,634)	—
Other liabilities	(230)	(59)
Net cash used in operating activities	(10,348)	(11,386)
Cash flows from investing activities:
Purchases of property, equipment and improvements	(996)	(1,722)
Proceeds from sale of assets	—	13,329
Net cash (used in) provided by investing activities	(996)	11,607
Cash flows from financing activities:
Shares redeemed for payroll taxes	(5)	(13)
Proceeds from short-term borrowings	12,650	9,100
Payments of short-term borrowings	(9,200)	(9,100)
Payments of deferred financing costs	—	(171)
Acquisition of common stock held in treasury, at cost	(98)	—
Net cash provided by (used in) financing activities	3,347	(184)
Net (decrease) increase in cash and cash equivalents	(7,997)	37
Cash and cash equivalents at beginning of period	10,239	23,077
Cash and cash equivalents at end of period	$2,242	$23,114
Supplemental cash flow information:
Interest paid	$267	$100
Income taxes paid	$198	$130
Accrued purchases of equipment and improvements	$98	$143

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

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal adjustments, except as otherwise stated in these notes, considered necessary to present fairly our financial position, results of operations, and cash flows as of August 3, 2019, August 4, 2018 and for all periods presented.

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
Right of return
As part of our merchandise sales, we offer customers a right of return on merchandise that lapses, after a specified period of time, based on the original purchase date. The Company estimates the amount of sales that may be returned by our customers and records this estimate as a reduction of revenue in the period in which the related revenues are recognized. We utilize historical and industry data to estimate the total return liability. Conversely, the reduction in revenue results in a corresponding reduction in merchandise, buying and occupancy costs which results in a contract asset for the anticipated merchandise returned. The total reduction in revenue from estimated returns was $1.2 million and as of both August 3, 2019 and February 2, 2019, this amount is included within accrued liabilities and other current liabilities in the Condensed Consolidated Balance Sheets.
Friendship rewards program
The Company established the Friendship Rewards Program as a loyalty program where customers earn points towards future discount certificates based on their purchase activity. We have identified the additional benefits received from this program as a separate performance obligation within a sales contract in the form of the discount certificates earned by customers. Accordingly, we assess any incremental discounts issued to our customers through the program and allocate a portion of the transaction price associated with merchandise sales from loyalty program members to the future discounts earned. The transaction price allocated to future discounts is recorded as deferred revenue until the discounts are used or forfeited. In addition, the Company estimates breakage on the points earned within the program that will not be used by customers for future discounts. The Company estimates breakage based on the historical redemption rate and considers industry trends. Breakage is recorded as a reduction to the deferred revenue associated with the program. As of August 3, 2019, and February 2, 2019, the Company recorded $4.2 million and $3.8 million, respectively, in deferred revenue associated with the program, which is included in accrued liabilities and other current liabilities in the Condensed Consolidated Balance Sheets.
Gift card revenue
The Company sells gift cards to customers which can be redeemed for merchandise within our brick and mortar and eCommerce sales channels. Gift cards are recorded as deferred revenue when issued and are subsequently recorded as revenue upon redemption. The Company estimates breakage related to gift cards when the likelihood of redemption is remote. This estimate utilizes historical trends based on the vintage of the gift card. Breakage on gift cards is recorded as revenue in proportion to the rate of gift card redemptions by vintage. As of August 3, 2019, and February 2, 2019, the Company had $2.6 million and $4.6 million, respectively, of deferred revenue associated with the issuance of gift cards. The deferred gift card revenue is included in accrued liabilities and other current liabilities in the Condensed Consolidated Balance Sheets.
Private label credit card
The Company offers a private label credit card ("PLCC") which bears the Christopher and Banks brand name offered under an agreement with Comenity Bank. Pursuant to this agreement, there are several obligations on behalf of Comenity Bank that impact the recording of revenue.
In connection with extending the term of the agreement, the Company received a signing bonus. We have determined that the benefits associated with signing the agreement are recognized over time throughout its term. This is the most accurate depiction of the transfer of services as the customer receives and consumes the benefits by obtaining and having the ability to use financing through Comenity Bank for purchases within our brick and mortar and eCommerce sales channels throughout the agreement's term. The deferred signing bonus is included in other liabilities and is being recognized in net sales ratably over the term of the contract.

The other revenue based on customer usage of the card is recognized in net sales in the periods in which the related customer transaction occurs. As of August 3, 2019 and February 2, 2019, the Company had $1.5 million recorded as deferred revenue associated with the signing bonus, of which $0.3 million is included in accrued liabilities and other current liabilities and the remaining $1.2 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheets. The Company recorded $0.1 million into revenue for the thirteen and twenty-six-week periods ended August 3, 2019 and August 4, 2018, respectively, associated with the signing bonus.
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

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	August 3, 2019	August 4, 2018		August 3, 2019	August 4, 2018
Brick and mortar stores	$65,595	$66,715		$130,647	$134,770
eCommerce sales	16,698	19,216	[1]	35,598	38,010	[1]
Other	1,150	1,487		418	539
Net sales	$83,443	$87,418		$166,663	$173,319

(1)
Includes approximately $2.4 million and $4.7 million of 2018 revenues for the thirteen and twenty-six week periods ended, respectively, from orders placed in store and fulfilled from another location. For 2019, similar sales are included in brick and mortar stores.

Amounts included within other revenue relate to revenues earned from our private label credit card, net of any revenue adjustments and accruals.

Contract balances

The following table provides information about contract assets and liabilities from contracts with customers (in thousands):

	Contract Liabilities
	August 3, 2019		February 2, 2019
	Current	Non-Current	Current	Non-Current
Right of return	$1,215	$—	$1,176	$—
Friendship Rewards Program	4,169	—	3,768	—
Gift card revenue	2,637	—	4,646	—
Private label credit card	274	1,210	274	1,348
Total	$8,295	$1,210	$9,864	$1,348

The Company recognized revenue of $1.4 million and $1.5 million in the thirteen-week periods ended August 3, 2019 and August 4, 2018, respectively, related to contract liabilities recorded at the beginning of the period. The Company recognized revenue of $3.1 million and $3.4 million in the twenty-six-week periods ended August 3, 2019 and August 4, 2018, respectively, related to contract liabilities recorded at the beginning of the period. Such revenues were comprised of the redemption and forfeiture of Friendship Rewards Program discount certificates, redemption of gift cards, and amortization of the PLCC signing bonus. As of August 3, 2019, and February 2, 2019, the Company did not have any material contract assets.
For the thirteen and twenty-six-week periods ended August 3, 2019 and August 4, 2018, the Company did not recognize any revenue resulting from changes in the estimated variable consideration to be received associated with performance obligations satisfied or partially satisfied in prior periods.

Transaction price allocated to remaining performance obligations
The following table includes the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied as of August 3, 2019:

	Remainder of
	Fiscal 2019	Fiscal 2020	Thereafter
Private label credit card	$137	$274	$1,073
Total	$137	$274	$1,073

Contract Costs
The Company has not incurred any costs to obtain or fulfill a contract.

NOTE 3 — Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following (in thousands):

Description	August 3, 2019	February 2, 2019
Store leasehold improvements	$50,071	$50,305
Store furniture and fixtures	70,442	70,815
Corporate office and distribution center furniture, fixtures and equipment	6,220	6,179
Computer and point of sale hardware and software	33,631	33,098
Construction in progress	91	419
Total property, equipment and improvements, gross	160,455	160,816
Less accumulated depreciation and amortization	(132,530)	(129,173)
Total property, equipment and improvements, net	$27,925	$31,643

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

Due to declining sales and continued operating losses, the Company performed an impairment analysis during the period ended August 3, 2019. Leasehold improvements, store furniture and fixtures at certain under-performing stores, and stores identified for closure were analyzed for impairment. As a result of this analysis, the Company recorded a $0.3 million long-lived asset impairment during the thirteen and twenty-six week periods ended August 3, 2019. The Company recorded no long-lived asset impairment during the thirteen and twenty-six week periods ended August 4, 2018.

Sale-Leaseback

On April 27, 2018, the Company completed the sale of and entered into an agreement to leaseback its corporate headquarters facility, which includes its distribution center, in Plymouth, Minnesota. The agreement provided for the sale of the facility for a purchase price of $13.7 million and the subsequent leaseback of the facility for a 15-year period. The lease is classified as an operating lease. As a result of this transaction, the Company recorded a deferred gain of $7.7 million. During Fiscal 2018, the Company recognized the deferred gain on a straight-line basis over the term of the lease.  At the beginning of Fiscal 2019, the remaining $7.3 million of the deferred gain was recorded as an adjustment to retained earnings with the adoption of ASC 842, Leases.

As part of the transaction, the Company deposited $1.7 million in escrow for certain repairs to the building. As of August 3, 2019, and February 2, 2019, $0.8 million remained in escrow for repairs to the building. This amount is considered to be restricted cash and is included within cash and cash equivalents on the Condensed Consolidated Balance Sheet.

NOTE 4 — Accrued Liabilities

Accrued liabilities and other current liabilities consisted of the following (in thousands):

	August 3, 2019	February 2, 2019
Gift card and store credit liabilities	$2,637	$4,646
Accrued Friendship Rewards Program loyalty liability	4,169	3,768
Accrued income, sales and other taxes payable	1,200	911
Accrued occupancy-related expenses	645	3,700
Sales return reserve	1,215	1,176
eCommerce obligations	4,842	6,194
Other accrued liabilities	4,799	5,499
Total accrued liabilities and other current liabilities	$19,507	$25,894

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

In addition to these changes, the Second Amendment eliminates availability against the Company's real property, which was the subject of a sale-leaseback transaction on April 27, 2018. The Company expensed approximately $30 thousand of deferred financing costs during the twenty-six week period ended August 3, 2019 in connection with the Credit Agreement. The deferred financing costs have been combined with the balance of the deferred financing costs remaining from the prior amendment on September 8, 2014. Deferred financing costs are included in other assets on the Condensed Consolidated Balance Sheet and are being amortized as interest expense over the related term of the Second Amendment.

The Credit Facility contains customary events of default and various affirmative and negative covenants. The sole financial covenant contained in the Credit Facility requires the Company to maintain Availability at least equal to the greater of (a) ten percent (10%) of the borrowing base or (b) $3.0 million. In addition, the Credit Facility permits the payment of dividends to the Company's stockholders if certain financial conditions are met. The Company was in compliance with all financial covenants and other financial provisions of the Credit Facility as of August 3, 2019.

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

There were $3.5 million and zero in outstanding borrowings under the Credit Facility as of August 3, 2019 and February 2, 2019, respectively. The capped borrowing base at August 3, 2019 was approximately $39.8 million. As of August 3, 2019, the Company had open on-demand letters of credit of approximately $11.1 million. Accordingly, after reducing the capped borrowing base, current borrowings of $3.5 million, open letters of credit and the required minimum availability of the greater of $3.0 million, or $3.4 million (10.0% of the revolving loan cap), the net availability of revolving credit loans under the Credit Facility was approximately $21.8 million at August 3, 2019.

NOTE 6 — Income Taxes

For the thirteen weeks ended August 3, 2019, the Company recorded income tax expense of $40 thousand, or an effective tax rate of (0.7)%, versus income tax expense of $63 thousand, or an effective tax rate of (0.9)% for the same period of Fiscal 2018. For the twenty-six weeks ended August 3, 2019, the Company recorded income tax expense of $80 thousand, or an effective rate of (0.7)%, versus income tax expense of $106 thousand, or an effective rate of (0.8)%, for the same period of Fiscal 2018. The income tax provisions for the Fiscal 2019 and 2018 periods are primarily driven by state taxes.

As of August 3, 2019, the possibility of future cumulative losses still exists. Accordingly, the Company has continued to maintain a valuation allowance against its net deferred tax assets. A small deferred tax asset was allowed to remain related to certain state tax benefits. As of February 2, 2019, the Company has gross federal and state net operating loss ("NOL") carryforwards of approximately $145.5 million and $73.6 million, respectively. A portion of the federal net operating loss carryforwards will begin to expire in 2032 while the other portion can be carried forward indefinitely. The state net operating loss carryforwards have carryforward periods of 5 to 20 years and begin to expire in the current year. The Company also has federal tax credits of $859 thousand which will begin to expire in 2030 and gross charitable contribution carryforwards of $726 thousand that will begin to expire in 2020.

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

NOTE 7 — Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share (“EPS”) shown on the face of the accompanying Condensed Consolidated Statement of Operations:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Numerator (in thousands):
Net loss attributable to Christopher & Banks Corporation	$(5,941)	$(7,426)	$(12,093)	$(12,745)
Denominator (in thousands):
Weighted average common shares outstanding - basic	37,440	37,458	37,686	37,381
Dilutive shares	—	—	—	—
Weighted average common and common equivalent shares outstanding - diluted	37,440	37,458	37,686	37,381
Net loss per common share:
Basic	$(0.16)	$(0.20)	$(0.32)	$(0.34)
Diluted	$(0.16)	$(0.20)	$(0.32)	$(0.34)

Total stock options of approximately 4.8 million and 4.3 million were excluded from the shares used in the computation of diluted earnings per share for the thirteen-week periods ended August 3, 2019 and August 4, 2018, as they were anti-dilutive. Total stock options of approximately 4.7 million and 4.0 million were excluded from the shares used in the computation of diluted earnings per share for the twenty-six-week periods ended August 3, 2019 and August 4, 2018, as they were anti-dilutive.

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

Assets that are Measured at Fair Value on a Non-recurring Basis:

The following table summarizes certain information for non-financial assets for the twenty-six weeks ended August 3, 2019 and the fiscal year ended February 2, 2019, that are measured at fair value on a non-recurring basis in periods subsequent to an initial recognition period. The Company places amounts into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Twenty-six Weeks Ended	Fiscal Year Ended
Long-Lived Assets Held and Used (in thousands):	August 3, 2019	February 2, 2019
Carrying value	$510	$4,829
Fair value measured using Level 3 inputs	199	445
Impairment charge	$311	$4,384

Approximately $0.2 million of the Fiscal 2019 impairment charge reduced the carrying value of operating lease assets. The remainder of the Fiscal 2019 and 2018 impairment charges reduced the carrying value of fixed assets.

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

Maturities of our lease liabilities as of August 3, 2019 are as follows:

(in thousands)	Lease Liabilities(1)
Remainder of 2019	$19,479
2020	31,824
2021	26,201
2022	22,946
2023	22,170
Thereafter	45,568
Total lease payments	168,188
Less: Imputed interest	(27,962)
Present value of lease liabilities	140,226
Less: Current lease liabilities	(28,258)
Long-term lease liabilities	$111,968

(1)	Includes retail stores and the corporate headquarters facility, including the distribution center.

Maturities of our lease liabilities as of February 2, 2019 (under ASC 840, Leases) were as follows:

(in thousands)	Lease Liabilities(1)
2019	$36,965
2020	25,887
2021	21,386
2022	18,439
2023	17,811
Thereafter	38,827
Total lease payments	$159,315

(1)	Includes retail stores and the corporate headquarters facility, including the distribution center.

The weighted average remaining lease terms and discount rates for all leases as of August 3, 2019 were as follows:

Remaining lease term and discount rate:	August 3, 2019
Weighted average remaining lease term (years)	6.0
Weighted average discount rate	6.0%

Operating expense for the thirteen weeks ended August 3, 2019 totaled approximately $10.2 million, with $0.5 million of that amount representing operating lease variable rent that was recorded in cost of sales. In addition, all but $20 thousand of the $9.7 million of non-variable operating lease rent is included in cost of sales. $20 thousand of operating lease expense is included in selling, general and administrative expenses. For the thirteen weeks ended August 3, 2019, cash lease payments were $11.2 million, and right of use assets obtained in exchange for lease liabilities were $0.5 million.

Operating expense for the twenty-six weeks ended August 3, 2019 totaled approximately $20.6 million, with $0.9 million of that amount representing operating lease variable rent that was recorded in cost of sales. In addition, all but $52 thousand of the $19.7 million of non-variable operating lease expense is included in cost of sales. $52 thousand of operating lease expense is included in selling, general and administrative expenses. For the twenty-six weeks ended August 3, 2019, cash lease payments were $21.3 million, and right of use assets obtained in exchange for lease liabilities were $2.6 million.

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

On August 14, 2019, Mark Gottlieb, a Company stockholder, filed a purported class action lawsuit against Jonathan Duskin; Seth Johnson; Keri Jones; Kent Kleeberger; William Sharpe, III; Joel Waller and Laura Weil (the "Named Directors"), B. Riley FBR, Inc. and B. Riley Financial Inc., in the Court of Chancery in the State of Delaware, on behalf of himself and all stockholders who held shares as of December 20, 2018. The lawsuit alleges that the Named Directors breached their duty of loyalty in connection with the Company's rejection in December of 2018, of an unsolicited bid to acquire the Company. The lawsuit further alleges that the B. Riley firms aided and abetted the asserted breach of the duty of loyalty by the Named Directors. The Company believes the Complaint is without merit. The Named Directors, and the Company on their behalf, together with the B. Riley firms, intend to defend the lawsuit vigorously.

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

Executive Overview

We are a specialty retailer of privately branded women's apparel and accessories. We offer our customer an assortment of unique, classic and versatile clothing that fits her everyday needs at a good value.

We operate an integrated, omni-channel platform that provides our customer the ability to shop when and where she wants, including online or at our retail and outlet stores. This approach allows our customers to browse, purchase, return, or exchange our merchandise through the channel that is optimal for her.

As of August 3, 2019, we operated 455 stores in 44 states, including 310 Missy, Petite, Women ("MPW") stores, 80 outlet stores, 34 Christopher & Banks ("CB") stores, and 31 C.J. Banks ("CJ") stores. Our CB brand offers unique fashions and accessories featuring exclusively designed assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P. Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W. Our MPW concept and outlet stores offer an assortment of both CB and CJ apparel servicing the Missy, Petite and Women-sized customer in one location.

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

Leverage Omni-Channel Capabilities

Our integrated, omni-channel strategy is designed to provide customers with a seamless retail experience, allowing her to shop whenever, however and wherever she chooses. In January of 2018, we launched “Buy online, ship to store,” and in November of 2018, we launched “Buy online, ship from store.” As of August 2019, we are fulfilling eCommerce orders from approximately 220 of our stores. We launched “Buy online, pick up in store” during the first quarter of Fiscal 2019. These flexible fulfillment options not only meet a customer need, they allow us to better leverage our inventory across our chain.

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

Optimize our Real Estate Portfolio

Between 2011 and 2015 we consolidated our store formats and reduced our store count by 33% in an effort to improve store productivity. Additionally, approximately 44% of our stores have a potential lease action arising during Fiscal 2019 and 57% before the end of Fiscal 2020. This should provide us with flexibility to close underperforming stores and the opportunity to renegotiate occupancy costs where applicable. To this end, we engaged a leading national third-party real estate consulting firm during the first quarter to assist us in lease restructuring and to accelerate and increase occupancy cost savings.

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

Second Quarter Fiscal 2019 Results of Operations

The following table presents selected consolidated financial data for the second quarter of Fiscal 2019 compared to the second quarter of Fiscal 2018:

	Thirteen Weeks Ended		Net Change		Percent of Net Sales
(dollars in thousands)	August 3, 2019	August 4, 2018	Amount	Percent	August 3, 2019	August 4, 2018
Net sales	$83,443	$87,418	$(3,975)	(4.5)%	100.0%	100.0%
Merchandise, buying and occupancy costs	58,969	62,546	(3,577)	(5.7)%	70.7%	71.5%
Gross profit	24,474	24,872	(398)	(1.6)%	29.3%	28.5%
Other operating expenses:
Selling, general and administrative	27,754	29,675	(1,921)	(6.5)%	33.3%	33.9%
Depreciation and amortization	2,199	2,518	(319)	(12.7)%	2.6%	2.9%
Impairment of store assets	311	—	311	—%	0.4%	—%
Total other operating expenses	30,264	32,193	(1,929)	(6.0)%	36.3%	36.8%
Operating loss	(5,790)	(7,321)	1,531	(20.9)%	(6.9)%	(8.4)%
Interest expense, net	(111)	(42)	(69)	164.3%	(0.1)%	—%
Loss before income taxes	(5,901)	(7,363)	1,462	(19.9)%	(7.1)%	(8.4)%
Income tax provision	40	63	(23)	(36.5)%	—%	0.1%
Net loss	$(5,941)	$(7,426)	$1,485	(20.0)%	(7.1)%	(8.5)%

	Thirteen Weeks Ended
Rate trends as a percentage of net sales	August 3, 2019	August 4, 2018
Gross margin	29.3%	28.5%
Selling, general, and administrative	33.3%	33.9%
Depreciation and amortization	2.6%	2.9%
Operating loss	(6.9)%	(8.4)%

Second Quarter Fiscal 2019 Summary

•
Net sales declined 4.5% compared to the same period last year due to declines in average unit retail, units per transaction, and average number of stores. These declines were partially offset by an increase in the number of transactions.

•	Comparable sales decreased 4.1% following a 0.8% increase in the same period last year.

•	eCommerce sales decreased 1.3% following a 16.4% increase in the same period last year.

•
Gross margin rate improved 88 basis points compared to last year's second quarter primarily due to increased merchandise margin, partially offset by higher shipping costs related to our ship from store initiative.

•
SG&A expense was $1.9 million, or 6.5%, less than last year's second quarter due to lower expenses for compensation, medical benefits, professional services and eCommerce, and the sale of a claim regarding credit card interchange fees.

•	Net loss totaled $5.9 million, or a $(0.16) loss per share, compared to a net loss for the prior year's second quarter of $7.4 million, or a $(0.20) loss per share.

•
As of August 3, 2019, we held $2.2 million of cash and cash equivalents, compared to $2.6 million as of May 4, 2019. Bank borrowings were $3.5 million as of the end of the second quarter versus $3.0 million at the end of the first quarter.

Net Sales

The components of the 4.5% net sales decrease in the second quarter Fiscal 2019 compared to the second quarter of Fiscal 2018 were as follows:

Thirteen Weeks Ended
Sales driver change components	August 3, 2019
Number of transactions	2.1%
Units per transaction	(2.9)%
Average unit retail	(3.5)%
Other sales	(0.2)%
Total sales driver change	(4.5)%

Thirteen Weeks Ended
Comparable sales	August 3, 2019
Comparable sales	(4.1)%

Net sales decreased primarily due to a 3.5% decrease in average unit retail and a 2.9% decline in units per transaction. These decreases were partially offset by a 2.1% increase in the number of transactions.

To supplement our comparable sales measure, we also monitor changes in other store sales metrics as illustrated in the table below:

Thirteen Weeks Ended
Store metrics	August 3, 2019
Net sales per store % change	(4.2)%
Net sales per square foot % change	(5.0)%

Net sales per store and net sales per square foot for the second quarter of Fiscal 2019 each declined primarily from the 3.5% reduction in average dollar spend per transaction and a 2.9% reduction in units per transaction, partially offset by a 2.1% increase in the number of transactions from the second quarter of the prior year.

Store count, openings, closings, and square footage for our stores were as follows:

	Store Count						Square Footage (1)
	May 4,			MPW	August 3,	Avg Store	August 3,	May 4,
Stores by Format	2019	Open	Close	Conversions	2019	Count	2019	2019
MPW	313	1	(3)	(1)	310	311	1,227	1,234
Outlet	81	—	(1)	—	80	80	321	325
Christopher and Banks	33	1	—	—	34	34	112	109
C.J. Banks	30	1	—	—	31	31	111	109
Total Stores	457	3	(4)	(1)	455	456	1,771	1,777

(1)	Square footage presented in thousands

Average store count in the second quarter of Fiscal 2019 was 456 stores compared to an average store count of 462 stores in the second quarter of Fiscal 2018, a decrease of 1.3%. Average square footage in the second quarter of Fiscal 2019 decreased 0.5% compared to the second quarter of Fiscal 2018.

Gross Profit

Gross margin rate improved 88 basis points compared to the same period last year primarily due to increased merchandise margin, partially offset by higher shipping costs related to our ship from store initiative.

Selling, General, and Administrative (“SG&A”) Expenses

SG&A expense decreased by $1.9 million due to lower expenses for compensation, medical benefits, professional services and eCommerce, and the sale of a claim regarding credit card interchange fees. As a percent of net sales, SG&A decreased approximately 0.6%.

Depreciation and Amortization

Depreciation and amortization expense decreased primarily due to the sale-leaseback of the corporate facility in April 2018, a decrease in average store count and lower depreciation due to impairment charges on store-related fixed assets taken in the third and fourth quarters of Fiscal 2018, as well as in the second quarter of Fiscal 2019.

Operating Loss

Our operating loss decreased $1.5 million in the second quarter of Fiscal 2019 compared to the second quarter of Fiscal 2018 primarily due to the $1.9 million decrease in SG&A expenses and the $0.3 million decrease in depreciation expense, partially offset by the $0.3 million impairment charge and the $0.4 million decrease in gross profit.

Interest expense, net

The increase in net interest expense was due to a higher level of average borrowings from our Credit Facility during the second quarter of Fiscal 2019 compared to the comparable quarter of Fiscal 2018.

Income Tax Provision

Income tax expense recorded for the thirteen weeks ended August 3, 2019 was $40 thousand compared to income tax expense of $63 thousand for the same period of Fiscal 2018. Our effective tax rate was (0.7)% for the thirteen weeks ended August 3, 2019 compared to (0.9)% in the same period last year.

Net earnings

Our net loss decrease in the second quarter of Fiscal 2019 compared to our net loss in the second quarter of 2018 was primarily due to the decrease in SG&A and depreciation expenses, partially offset by the impairment charge and decrease in gross profit.

First Half Fiscal 2019 Result of Operations

The following table presents selected consolidated financial data for the first half of Fiscal 2019 compared to the first half of Fiscal 2018:

	Twenty-six Weeks Ended		Net Change		Percent of Net Sales
(dollars in thousands)	August 3, 2019	August 4, 2018	Amount	Percent	August 3, 2019	August 4, 2018
Net sales	$166,663	$173,319	$(6,656)	(3.9)%	100.0%	100.0%
Merchandise, buying and occupancy costs	116,575	121,103	(4,528)	(3.7)%	69.9%	69.9%
Gross profit	50,088	52,216	(2,128)	(4.1)%	30.1%	30.1%
Other operating expenses:
Selling, general and administrative	56,942	59,422	(2,480)	(4.2)%	34.2%	34.3%
Depreciation and amortization	4,581	5,334	(753)	(14.1)%	2.7%	3.1%
Impairment of store assets	311	—	311	—%	0.2%	—%
Total other operating expenses	61,834	64,756	(2,922)	(4.5)%	37.1%	37.4%
Operating loss	(11,746)	(12,540)	794	(6.3)%	(7.0)%	(7.2)%
Interest expense, net	(267)	(99)	(168)	169.7%	(0.2)%	(0.1)%
Loss before income taxes	(12,013)	(12,639)	626	(5.0)%	(7.2)%	(7.3)%
Income tax provision	80	106	(26)	(24.5)%	—%	0.1%
Net loss	$(12,093)	$(12,745)	$652	(5.1)%	(7.3)%	(7.4)%

	Twenty-six Weeks Ended
Rate trends as a percentage of net sales	August 3, 2019	August 4, 2018
Gross margin	30.1%	30.1%
Selling, general, and administrative	34.2%	34.3%
Depreciation and amortization	2.7%	3.1%
Operating loss	(7.0)%	(7.2)%

First Half Fiscal 2019 Summary

•
Net sales decreased 3.9% compared to the same period last year primarily due to declines in average unit retail, units per transaction and average number of stores. These declines were partially offset by increases in the number of transactions.

•	Comparable sales decreased 3.9% following a 0.9% decrease in the same period last year.

•	eCommerce sales increased 4.8% following a 9.1% increase in the same period last year.

•	Gross margin percentage improved 7 basis points compared to the same period last year as increased merchandise margin was offset by higher shipping costs relating to our ship from store initiative.

•
SG&A expense was $2.5 million, or 4.2%, less than last year's first half due to lower expenses for corporate and store compensation, medical benefits, professional services and eCommerce, and the sale of a claim regarding credit card interchange fees in the second quarter. These expense decreases were partially offset by increases in insurance and recruiting and training expenses.

•	Net loss for the first half totaled $12.1 million, or $(0.32) loss per share, compared to a net loss for the prior year's first half of $12.7 million, or a $(0.34) loss per share.

•
As of August 3, 2019, we held $2.2 million of cash and cash equivalents, compared to $10.2 million as of February 2, 2019. Bank borrowings were $3.5 million as of the end of the second quarter versus zero at February 2, 2019.

Net Sales

The components of the 3.9% net sales decrease in the first half of Fiscal 2019 compared to the first half of Fiscal 2018 were as follows:

Twenty-six Weeks Ended
Sales driver change components	August 3, 2019
Number of transactions	0.7%
Units per transaction	(0.5)%
Average unit retail	(4.3)%
Other sales	0.2%
Total sales driver change	(3.9)%

Twenty-six Weeks Ended
Comparable sales	August 3, 2019
Comparable sales	(3.9)%

Net sales decreased primarily due to a 4.3% decrease in average unit retail and a 0.5% decline in units per transaction. These decreases were partially offset by a 0.7% increase in the number of transactions.

To supplement our comparable sales measure, we also monitor changes in other store sales metrics as illustrated in the table below:

Twenty-six Weeks Ended
Store metrics	August 3, 2019
Net sales per store % change	(5.2)%
Net sales per square foot % change	(5.9)%

Net sales per store and net sales per square foot for the first half of Fiscal 2019 each declined primarily from the 4.3% reduction of average dollar spend per transaction and 0.5% reduction in units per transaction, partially offset by a 0.7% increase in the number of transactions from the first half of the prior year.

Store count, openings, closings, and square footage for our stores were as follows:

	Store Count						Square Footage (1)
	February 2,			MPW	August 3,	Avg Store	August 3,	February 2,
Stores by Format	2019	Open	Close	Conversions	2019	Count	2019	2019
MPW	312	2	(3)	(1)	310	312	1,227	1,227
Outlet	80	1	(1)	—	80	81	321	321
Christopher and Banks	33	1	—	—	34	33	112	109
C.J. Banks	30	1	—	—	31	30	111	109
Total Stores	455	5	(4)	(1)	455	456	1,771	1,766

(1)	Square footage presented in thousands

Average store count in the first half of Fiscal 2019 was 456 stores compared to an average store count of 462 stores in the first half of Fiscal 2018, a decrease of 1.3%. Average square footage in the first half of Fiscal 2019 decreased 0.5% compared to the first half of Fiscal 2018.

Gross Profit

Gross margin percentage improved 7 basis points compared to the same period last year as increased merchandise margin was offset by higher shipping costs related to our ship from store initiative.

Selling, General, and Administrative (“SG&A”) Expenses

SG&A expense decreased by $2.5 million due to lower expenses for corporate and store compensation, medical benefits, professional services and eCommerce, and the sale of a claim regarding credit card interchange fees in the second quarter. These expenses were partially offset by increases in insurance and recruiting and training expenses. As a percent of net sales, SG&A increased by approximately 0.5%.

Depreciation and Amortization

Depreciation and amortization expense decreased primarily due to the sale-leaseback of the corporate facility in April 2018, a 0.5% decrease in average store count and lower depreciation due to impairment charges on store-related fixed assets taken in the third and fourth quarters of Fiscal 2018, as well as in the second quarter of Fiscal 2019.

Operating Loss

Our operating loss decreased 6.3% in the first half of Fiscal 2019 compared to the first half of Fiscal 2018 as the $2.5 million decline in SG&A expense and $0.8 million decline in depreciation expense was partially offset by the $2.1 million decline in gross profit and the $0.3 million asset impairment charge.

Interest expense, net

The increase in net interest expense was due to a higher level of average borrowings from our Credit Facility during the first half of Fiscal 2019 compared to the comparable half of Fiscal 2018.

Income Tax Provision

Income tax expense recorded for the twenty-six weeks ended August 3, 2019 was $80 thousand compared to income tax expense of $106 thousand for the same period of Fiscal 2018. Our effective tax rate was (0.7)% for the twenty-six weeks ended August 3, 2019 compared to (0.8)% in the same period last year.

Net earnings

Our net loss decrease in the first half of Fiscal 2019 compared to our net loss in the first half of Fiscal 2018 was primarily due to net sales and gross margin decreases, along with the store asset impairment charge, partially offset by lower SG&A and depreciation expenses.

Fiscal 2019 Outlook

Based on the strong top line results third quarter-to-date, the Company is maintaining its Fiscal 2019 guidance.

For the full year of Fiscal 2019, the Company expects:

•
Net sales to be flat to up 2% as the result of expanded omni-channel capabilities, enhancements to the overall product assortment, and more impactful marketing promotions intended to drive customer file growth;

•
Gross margin expansion of 100 to 200 basis points as a result of improved inventory management, including supply chain and omni-channel initiatives, greater disciplines around promotions and the continued reduction of occupancy costs; the gross margin guidance reflects the impact of recently announced tariffs;

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

As of August 3, 2019, our bank borrowings totaled $3.5 million, with $21.8 million of availability under the Company's Credit Facility. Our cash and cash equivalents balance as of August 3, 2019 was $2.2 million, compared to $10.2 million as of February 2, 2019.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the first half of Fiscal 2019 compared to the first half of 2018:

	Twenty-six Weeks Ended
(in thousands)	August 3, 2019	August 4, 2018
Net cash used in operating activities	$(10,348)	$(11,386)
Net cash (used in) provided by investing activities	(996)	11,607
Net cash provided by (used in) financing activities	3,347	(184)
Net (decrease) increase in cash and cash equivalents	$(7,997)	$37

Operating Activities

The $1.0 million decrease in cash used in operating activities in the first half of Fiscal 2019 compared to the first half of Fiscal 2018 was primarily due to changes in working capital. The positive effect of these items was partially offset by changes in non-cash lease-related items. Working capital fluctuations are a reflection of seasonal patterns and a change in the timing of accounts payable and payroll accruals.

Investing Activities

Cash used in investing activities for the current period was $1.0 million as compared to an increase of cash of $11.6 million last year. The $12.6 million change is primarily attributable to proceeds of $13.3 million from the sale of the corporate facility as part of a sale-leaseback transaction in April 2018. Capital expenditures for the first half of Fiscal 2019 were approximately $1.0 million, which primarily reflected investments in technology associated with our eCommerce initiatives and merchandising capabilities, and expenditures supporting new stores.

Financing Activities

The increase in cash provided by financing activities between Fiscal 2019 and 2018 was due to net borrowings of $3.5 million on the Company's Credit Facility during the second quarter of Fiscal 2019 and was, partially offset by repurchases of the Company's common stock.

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

The capped borrowing base at August 3, 2019 was approximately $39.8 million. As of August 3, 2019, the Company had open on-demand letters of credit of approximately $11.1 million. Accordingly, after reducing the capped borrowing base for current borrowings of $3.5 million, open letters of credit and the required minimum availability of the greater of $3.0 million, or $3.4 million (10.0% of the revolving loan cap), the net availability of revolving credit loans under the Credit Facility was approximately $21.8 million at August 3, 2019.

See Note 5 - Credit Facility for additional details regarding our Credit Facility.

Exchange Listing

As previously disclosed, the Company received notice from the New York Stock Exchange (the “NYSE”) on April 17, 2019 that the Company was not in compliance with certain NYSE listing standards which require minimum market capitalization to be in excess of $15.0 million over a 30-day consecutive trading period.  The Company exercised its right to seek review of this determination by a Committee of the Board of Directors of the Exchange and a hearing before that Committee was scheduled for July 18, 2019. Following discussions with representatives of the NYSE, on July 17, 2019, the Company withdrew its appeal given its current market capitalization was below $15.0 million. In connection therewith, trading in the Company’s common stock on the NYSE was suspended following the close of the NYSE market on Wednesday, July 17, 2019. On July 18, 2019, the Company’s common stock began trading on the OTC Markets Group under the symbol “CBKC”.  On July 17, 2019, the NYSE filed a Form 25 with the Securities & Exchange Commission to effect the formal delisting of the Company’s common stock from the NYSE, which became effective July 29, 2019. The Form 25 filing did not cause the removal of any shares of the Company’s common stock from registration under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company remains subject to the periodic reporting requirements of the Exchange Act.  The Company believes that the delisting of its common stock from the NYSE, as well as the related process leading up to delisting, has had a negative impact on the Company’s common stock market price as well as on the liquidity of its common stock.

Sourcing

There have been no material changes to our ratio of imports to total merchandise purchases or concentration of supplier purchases in the thirteen and twenty-six week periods ended August 3, 2019 compared to the Fiscal 2018 year ended February 2, 2019.

Quarterly Results and Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, consumer confidence, customer response to our seasonal merchandise mix, timing of new store openings, adverse weather conditions, and shifts in the timing of certain holidays and shifts in the timing of promotional events.

Inflation

We do not believe that inflation had a material effect on our results of operations for the twenty-six-week period ended August 3, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to, and management of our market risks, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019. There have been no material changes to our exposure to, and management of our market risks in the thirteen and twenty-six week periods ended August 3, 2019.

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

The Company carried out an evaluation as of the end of the period covered by this report (the “Evaluation Date”), under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of August 3, 2019 the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Controls

There were no significant changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the Evaluation Date. Furthermore, there was no change in our internal control over financial reporting during the quarter ended August 3, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 14, 2019, Mark Gottlieb, a Company stockholder, filed a purported class action proceeding against Jonathan Duskin; Seth Johnson; Keri Jones; Kent Kleeberger; William Sharpe, III; Joel Waller and Laura Weil (the "Named Directors"), B. Riley FBR, Inc. and B. Riley Financial Inc., in the Court of Chancery in the State of Delaware, on behalf of himself and all stockholders who held shares as of December 20, 2018. The lawsuit alleges that the Named Directors breached their duty of loyalty in connection with the Company's rejection in December of 2018, of an unsolicited bid to acquire the Company. The lawsuit further alleges that the B. Riley firms aided and abetted the asserted breach of the duty of loyalty by the Named Directors. The Company believes the Complaint is without merit. The Named Directors, and the Company on their behalf, together with the B. Riley firms, intend to defend the lawsuit vigorously.

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

We do not meet the requirements for continued qualification for trading on the OTCQX Marketplace of the OTC Markets Group.

Our current stock is currently traded on the OTCQX Marketplace of the OTC Markets Group. On July 24, 2019, we were notified that our market capitalization has stayed below $5 million for more than 30 consecutive calendar days and thus no longer meets the requirements for continued qualification for the OTCQX per the "OTCQX Rules for U.S. Companies" (the "Rules"), section 3.2.b.2. To remain eligible for trading on the OTCQX U.S. tier under this section of the Rules, the Company must have (i) a minimum bid price of $0.10 per share as of the close of business for at least one of every 30 consecutive calendar days; (ii) a market capitalization of at least $5 million for at least one of every 30 consecutive calendar days; and (iii) at least two Market Makers publishing price quotations on OTC Link ATS within 90 days of the Company joining the OTCQX (the "Requirements"). The OTC Markets Group has given the Company a cure period of until January 20, 2020 to regain compliance with this section of the Rules. If the Company is unable to cure the deficiency within the timeframe provided, the Company will be moved to the OTC Pink Market.

On August 26, 2019, we were notified by the OTCQX that our bid price has closed below $0.10 for more than 30 consecutive days and thus no longer meets the requirements for continued qualification under section 3.2.b.1 of the Rules. To remain eligible for trading on the OTCQX U.S. tier, the Company must meet the Requirements. The OTC Markets Group is giving the Company a cure period of until February 20, 2020 to regain compliance with this section of the Rules. If the Company is unable to cure the deficiency within the timeframe provided, the Company will be moved to the OTC Pink Market.

If the Company's stock were to begin trading on the OTC Pink Market it could, among other things: reduce the liquidity and possibly even the market price of our common stock; and result in limited availability for market quotations for our common stock.

Changes in U.S. trade policies, including the imposition of tariffs on apparel or accessories and a potential resulting trade war, could have a material adverse impact on our business.

Most of our merchandise is produced in foreign countries, primarily in China, making the price and availability of our merchandise susceptible to international trade risks and other international conditions. The imposition of tariffs, duties, border adjustment taxes or other trade restrictions by the United States could also result in the adoption of new or increased tariffs or other trade restrictions by other countries. Recently, the current U.S. administration and China have imposed significant tariffs on goods imported from the other's country, and more recently, the United States announced a plan to impose the additional tariffs on apparel and accessories. These recently announced tariffs as well as additional tariffs or trade restrictions that are implemented by the United States or other countries, could have a significant adverse impact on the cost of our goods, the prices at which we offer them for sale and our overall financial performance. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact the cost of and demand for our products, our overall costs, our customers, our suppliers and the world economy, which in turn could have a material adverse effect on our business, operational results, financial position and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning purchases of our common stock for the quarter ended August 3, 2019:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid per Share	Programs	Programs
5/5/19 - 6/1/19	2,126	$0.25	—	$—
6/2/2019 - 7/6/2019	2,126	0.14	—	—
7/7/2019 - 8/3/2019	11,571	0.11	—	—
Total	15,823		—	—

(1)
The shares of common stock in this column represent shares surrendered to us by stock plan participants in order to satisfy minimum withholding tax obligations related to the vesting of restricted stock awards.

The following table summarizes information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the 13-week period ended August 3, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
5/5/19 - 6/1/19	—	$—	—	$1,818,583
6/2/2019 - 7/6/2019	—	—	—	1,818,583
7/7/2019 - 8/3/2019	141,752	0.11	141,752	1,802,932
Total	141,752		141,752	—

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Christopher & Banks Corporation for the fiscal quarter ended August 3, 2019, formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements

*   Filed with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated: September 11, 2019	By:	/s/ Keri L. Jones
Keri L. Jones
President, Chief Executive Officer
(Principal Executive Officer)

Dated: September 11, 2019	By:	/s/ Richard Bundy
Richard Bundy
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)