Form 10-Q
period 2019-11-02
CHRISTOPHER & BANKS CORP
filed 2019-12-11
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  YES ☑  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class	Outstanding at December 6, 2019	Trading Symbol	Name of each exchange on which registered
Common stock, par value $.01 per share	38,417,294	CBKC	OTCQX

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands)

	November 2, 2019	February 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,150	$10,239
Accounts receivable	4,642	2,767
Merchandise inventories	46,394	41,039
Prepaid expenses and other current assets	4,188	3,372
Income taxes receivable	334	268
Total current assets	57,708	57,685
Non-current assets:
Property, equipment and improvements, net	26,560	31,643
Operating lease assets	115,329	—
Deferred income taxes	499	499
Other assets	565	1,276
Total non-current assets	142,953	33,418
Total assets	$200,661	$91,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,577	$17,834
Short-term borrowings	4,550	—
Current portion of long-term lease liabilities	26,760	—
Accrued salaries, wages and related expenses	3,449	4,954
Accrued liabilities and other current liabilities	21,470	25,894
Total current liabilities	79,806	48,682
Non-current liabilities:
Deferred lease incentives	—	6,267
Long-term lease liabilities	106,146	6,661
Other non-current liabilities	2,006	8,970
Total non-current liabilities	108,152	21,898

Commitments and contingencies

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 48,722 and 48,365 shares issued, and 38,419 and 38,386 shares outstanding at November 2, 2019 and February 2, 2019, respectively	452	481
Additional paid-in capital	129,273	128,714
Retained earnings	(4,147)	4,137
Common stock held in treasury, 10,303 and 9,979 shares at cost at November 2, 2019 and February 2, 2019	(112,875)	(112,809)
Total stockholders’ equity	12,703	20,523
Total liabilities and stockholders’ equity	$200,661	$91,103
See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(amounts in thousands, except per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Net sales	$94,061	$91,288	$260,724	$264,607
Merchandise, buying and occupancy costs	62,135	64,095	178,710	185,198
Gross profit	31,926	27,193	82,014	79,409
Other operating expenses:
Selling, general and administrative	29,271	30,488	86,213	89,911
Depreciation and amortization	1,997	2,463	6,578	7,796
Impairment of store assets	—	2,999	311	2,999
Total other operating expenses	31,268	35,950	93,102	100,706
Operating income (loss)	658	(8,757)	(11,088)	(21,297)
Interest expense, net	(138)	(37)	(405)	(136)
Income (loss) before income taxes	520	(8,794)	(11,493)	(21,433)
Income tax provision	33	23	113	129
Net income (loss)	$487	$(8,817)	$(11,606)	$(21,562)

Other comprehensive income, net of tax	—	—	—	—
Comprehensive income (loss)	$487	$(8,817)	$(11,606)	$(21,562)

Basic income (loss) per share:
Net income (loss)	$0.01	$(0.24)	$(0.31)	$(0.58)
Basic shares outstanding	37,495	37,602	37,755	37,459

Diluted income (loss) per share:
Net income (loss)	$0.01	$(0.24)	$(0.31)	$(0.58)
Diluted shares outstanding	37,552	37,602	37,755	37,459

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands)

Thirteen Weeks Ended
	Treasury		Common Stock
	Shares Held	Amount Held	Shares Outstanding	Amount Outstanding	Additional Paid-in Capital	Retained Earnings	Total
August 3, 2019	10,303	$(112,875)	38,336	$451	$129,118	$(4,634)	$12,060
Total comprehensive income	—	—	—	—	—	487	487
Issuance of restricted stock, net of forfeitures	—	—	83	1	(2)	—	(1)
Stock-based compensation expense	—	—	—	—	157	—	157
November 2, 2019	10,303	$(112,875)	38,419	$452	$129,273	$(4,147)	$12,703

Thirty-nine Weeks Ended
	Treasury		Common Stock
	Shares Held	Amount Held	Shares Outstanding	Amount Outstanding	Additional Paid-in Capital	Retained Earnings	Total
February 2, 2019	9,979	$(112,809)	38,386	$481	$128,714	$4,137	$20,523
Total comprehensive loss	—	—	—	—	—	(11,606)	(11,606)
Issuance of restricted stock, net of forfeitures	—	—	357	3	(11)	—	(8)
Stock-based compensation expense	—	—	—	—	570	—	570
Acquisition of common stock held in treasury, at cost	324	(66)	(324)	(32)	—	—	(98)
Cumulative effect of accounting change	—	—	—	—	—	3,322	3,322
November 2, 2019	10,303	$(112,875)	38,419	$452	$129,273	$(4,147)	$12,703

Thirteen Weeks Ended
	Treasury		Common Stock
	Shares Held	Amount Held	Shares Outstanding	Amount Outstanding	Additional Paid-in Capital	Retained Earnings	Total
August 4, 2018	9,791	$(112,711)	38,432	$481	$128,236	$24,232	$40,238
Total comprehensive loss	—	—	—	—	—	(8,817)	(8,817)
Issuance of restricted stock, net of forfeitures	—	—	16	1	(14)	—	(13)
Stock-based compensation expense	—	—	—	—	284	—	284
November 3, 2018	9,791	$(112,711)	38,448	$482	$128,506	$15,415	$31,692

Thirty-nine Weeks Ended
	Treasury		Common Stock
	Shares Held	Amount Held	Shares Outstanding	Amount Outstanding	Additional Paid-in Capital	Retained Earnings	Total
February 3, 2018	9,791	$(112,711)	37,834	$475	$127,652	$34,993	$50,409
Total comprehensive loss	—	—	—	—	—	(21,562)	(21,562)
Issuance of restricted stock, net of forfeitures	—	—	614	7	(34)	—	(27)
Stock-based compensation expense	—	—	—	—	888	—	888
Cumulative effect of accounting change	—	—	—	—	—	1,984	1,984
November 3, 2018	9,791	$(112,711)	38,448	$482	$128,506	$15,415	$31,692

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Thirty-nine Weeks Ended
	November 2, 2019	November 3, 2018
Cash flows from operating activities:
Net loss	$(11,606)	$(21,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,578	7,796
Impairment of store assets	311	2,999
Amortization of financing costs	46	47
Lease expense	19,320	—
Deferred lease-related liabilities	—	(854)
Stock-based compensation expense	570	888
Changes in operating assets and liabilities:
Accounts receivable	(1,875)	(1,023)
Merchandise inventories	(5,355)	(6,423)
Prepaid expenses and other assets	(712)	(1,290)
Income taxes (payable) receivable	(66)	16
Accounts payable	5,787	4,904
Accrued liabilities	(2,717)	(3,076)
Lease liabilities	(20,954)	—
Other liabilities	(230)	(313)
Net cash used in operating activities	(10,903)	(17,891)
Cash flows from investing activities:
Purchases of property, equipment and improvements	(1,632)	(2,744)
Proceeds from sale of assets	—	13,329
Net cash (used in) provided by investing activities	(1,632)	10,585
Cash flows from financing activities:
Shares redeemed for payroll taxes	(6)	(27)
Proceeds from short-term borrowings	15,400	9,100
Payments of short-term borrowings	(10,850)	(9,100)
Payments of deferred financing costs	—	(235)
Acquisition of common stock held in treasury, at cost	(98)	—
Net cash provided by (used in) financing activities	4,446	(262)
Net decrease in cash and cash equivalents	(8,089)	(7,568)
Cash and cash equivalents at beginning of period	10,239	23,077
Cash and cash equivalents at end of period	$2,150	$15,509
Supplemental cash flow information:
Interest paid	$405	$141
Income taxes paid	$263	$130
Accrued purchases of equipment and improvements	$93	$803

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

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal adjustments, except as otherwise stated in these notes, considered necessary to present fairly our financial position, results of operations, and cash flows as of November 2, 2019, November 3, 2018 and for all periods presented.

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
Right of return
As part of our merchandise sales, we offer customers a right of return on merchandise that lapses, after a specified period of time, based on the original purchase date. The Company estimates the amount of sales that may be returned by our customers and records this estimate as a reduction of revenue in the period in which the related revenues are recognized. We utilize historical and industry data to estimate the total return liability. Conversely, the reduction in revenue results in a corresponding reduction in merchandise, buying and occupancy costs which results in a contract asset for the anticipated merchandise returned. The total reduction in revenue from estimated returns was $1.8 million for the period ended November 2, 2019, and $1.2 million for the period ended February 2, 2019. These amounts are included within accrued liabilities and other current liabilities in the Condensed Consolidated Balance Sheets.
Friendship rewards program
The Company established the Friendship Rewards Program as a loyalty program where customers earn points towards future discount certificates based on their purchase activity. We have identified the additional benefits received from this program as a separate performance obligation within a sales contract in the form of the discount certificates earned by customers. Accordingly, we assess any incremental discounts issued to our customers through the program and allocate a portion of the transaction price associated with merchandise sales from loyalty program members to the future discounts earned. The transaction price allocated to future discounts is recorded as deferred revenue until the discounts are used or forfeited. In addition, the Company estimates breakage on the points earned within the program that will not be used by customers for future discounts. The Company estimates breakage based on the historical redemption rate and considers industry trends. Breakage is recorded as a reduction to the deferred revenue associated with the program. As of November 2, 2019, and February 2, 2019, the Company recorded $4.8 million and $3.8 million, respectively, in deferred revenue associated with the program, which is included in accrued liabilities and other current liabilities in the Condensed Consolidated Balance Sheets.
Gift card revenue
The Company sells gift cards to customers which can be redeemed for merchandise within our brick and mortar and eCommerce sales channels. Gift cards are recorded as deferred revenue when issued and are subsequently recorded as revenue upon redemption. The Company estimates breakage related to gift cards when the likelihood of redemption is remote. This estimate utilizes historical trends based on the vintage of the gift card. Breakage on gift cards is recorded as revenue in proportion to the rate of gift card redemptions by vintage. As of November 2, 2019, and February 2, 2019, the Company had $2.2 million and $4.6 million, respectively, of deferred revenue associated with the issuance of gift cards. The deferred gift card revenue is included in accrued liabilities and other current liabilities in the Condensed Consolidated Balance Sheets.
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

The other revenue based on customer usage of the card is recognized in net sales in the periods in which the related customer transaction occurs. As of November 2, 2019, the Company had $1.4 million recorded as deferred revenue associated with the signing bonus, of which $0.3 million is included in accrued liabilities and other current liabilities and the remaining $1.1 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheets. As of February 2, 2019, the Company had $1.6 million recorded as deferred revenue associated with the signing bonus, of which $0.3 million is included in accrued liabilities and other current liabilities and the remaining $1.3 million is included in other non-current liabilities of the Condensed Consolidated Balance Sheets. The Company recorded $0.1 million and $0.2 million into revenue for the thirteen and thirty-nine-week periods ended November 2, 2019 and November 3, 2018, respectively, associated with the signing bonus.
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

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	November 2, 2019	November 3, 2018		November 2, 2019	November 3, 2018
Brick and mortar stores	$74,483	$69,245		$205,130	$204,015
eCommerce sales	20,098	22,338	[1]	55,696	60,348	[1]
Other	(520)	(295)		(102)	244
Net sales	$94,061	$91,288		$260,724	$264,607

(1)
Includes approximately $3.6 million and $8.4 million of 2018 revenues for the thirteen and thirty-nine week periods ended, respectively, from orders placed in store and fulfilled from another location. For 2019, similar sales are included in brick and mortar stores.

Amounts included within other revenue relate to revenues earned from our private label credit card, net of any revenue adjustments and accruals.

Contract balances

The following table provides information about contract assets and liabilities from contracts with customers (in thousands):

	Contract Liabilities
	November 2, 2019		February 2, 2019
	Current	Non-Current	Current	Non-Current
Right of return	$1,771	$—	$1,176	$—
Friendship Rewards Program	4,802	—	3,768	—
Gift card revenue	2,234	—	4,646	—
Private label credit card	274	1,142	274	1,348
Total	$9,081	$1,142	$9,864	$1,348

The Company recognized revenue of $1.2 million and $0.8 million in the thirteen-week periods ended November 2, 2019 and November 3, 2018, respectively, related to contract liabilities recorded at the beginning of the period. The Company recognized revenue of $3.6 million and $4.0 million in the thirty-nine-week periods ended November 2, 2019 and November 3, 2018, respectively, related to contract liabilities recorded at the beginning of the period. Such revenues were comprised of the redemption and forfeiture of Friendship Rewards Program discount certificates, redemption of gift cards, and amortization of the PLCC signing bonus. As of November 2, 2019, and February 2, 2019, the Company did not have any material contract assets.

For the thirteen and thirty-nine-week periods ended November 2, 2019 and November 3, 2018, the Company did not recognize any revenue resulting from changes in the estimated variable consideration to be received associated with performance obligations satisfied or partially satisfied in prior periods.
Transaction price allocated to remaining performance obligations
The following table includes the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied as of November 2, 2019:

	Remainder of
	Fiscal 2019	Fiscal 2020	Thereafter
Private label credit card	$69	$274	$1,073
Total	$69	$274	$1,073

Contract Costs
The Company has not incurred any costs to obtain or fulfill a contract.

NOTE 3 — Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following (in thousands):

Description	November 2, 2019	February 2, 2019
Store leasehold improvements	$50,271	$50,305
Store furniture and fixtures	70,396	70,815
Corporate office and distribution center furniture, fixtures and equipment	6,450	6,179
Computer and point of sale hardware and software	33,637	33,098
Construction in progress	146	419
Total property, equipment and improvements, gross	160,900	160,816
Less accumulated depreciation and amortization	(134,340)	(129,173)
Total property, equipment and improvements, net	$26,560	$31,643

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

Even though sales increased and operating income was positive during the quarter ended November 2, 2019, the Company performed an impairment analysis during the period in order to ensure that no significant impairments existed of leasehold improvements, store furniture and fixtures, and right-of-use operating lease assets at certain under-performing stores. As a result of this analysis, no significant impairments were identified for the third quarter of 2019. During the second quarter of 2019, the Company recorded $0.3 million long-lived asset impairment charge. The Company recorded $3.0 million long-lived asset impairment during the thirteen and thirty-nine week periods ended November 3, 2018.

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

As part of the transaction, the Company deposited $1.7 million in escrow for certain repairs to the building. As of November 2, 2019, and February 2, 2019, $0.5 million and $0.8 million, respectively, remained in escrow for repairs to the building. This amount is considered to be restricted cash and is included within cash and cash equivalents on the Condensed Consolidated Balance Sheet.

NOTE 4 — Accrued Liabilities

Accrued liabilities and other current liabilities consisted of the following (in thousands):

	November 2, 2019	February 2, 2019
Gift card and store credit liabilities	$2,234	$4,646
Accrued Friendship Rewards Program loyalty liability	4,802	3,768
Accrued income, sales and other taxes payable	1,707	911
Accrued occupancy-related expenses	786	3,700
Sales return reserve	1,771	1,176
eCommerce obligations	4,799	6,194
Other accrued liabilities	5,371	5,499
Total accrued liabilities and other current liabilities	$21,470	$25,894

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

In addition to these changes, the Second Amendment eliminates availability against the Company's real property, which was the subject of a sale-leaseback transaction on April 27, 2018. The Company expensed approximately $46 thousand of deferred financing costs during the thirty-nine week period ended November 2, 2019 in connection with the Credit Agreement. The deferred financing costs have been combined with the balance of the deferred financing costs remaining from the prior amendment on September 8, 2014. Deferred financing costs are included in other assets on the Condensed Consolidated Balance Sheet and are being amortized as interest expense over the related term of the Second Amendment.

The Credit Facility contains customary events of default and various affirmative and negative covenants. The sole financial covenant contained in the Credit Facility requires the Company to maintain Availability at least equal to the greater of (a) ten percent (10%) of the borrowing base or (b) $3.0 million. In addition, the Credit Facility permits the payment of dividends to the Company's stockholders if certain financial conditions are met. The Company was in compliance with all financial covenants and other financial provisions of the Credit Facility as of November 2, 2019.

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

There were $4.6 million and zero in outstanding borrowings under the Credit Facility as of November 2, 2019 and February 2, 2019, respectively. The capped borrowing base at November 2, 2019 was approximately $43.9 million. As of November 2, 2019, the Company had open on-demand letters of credit of approximately $10.8 million. Accordingly, after reducing the capped borrowing base, current borrowings of $4.6 million, open letters of credit and the required minimum availability of the greater of $3.0 million, or $3.9 million (10.0% of the revolving loan cap), the net availability of revolving credit loans under the Credit Facility was approximately $24.6 million at November 2, 2019.

NOTE 6 — Income Taxes

For the thirteen weeks ended November 2, 2019, the Company recorded income tax expense of $33 thousand, or an effective tax rate of 6.3%, versus income tax expense of $23 thousand, or an effective tax rate of (0.3)% for the same period of Fiscal 2018. For the thirty-nine weeks ended August 3, 2019, the Company recorded income tax expense of $113 thousand, or an effective rate of (1.0)%, versus income tax expense of $129 thousand, or an effective rate of (0.6)%, for the same period of Fiscal 2018. The income tax provisions for the Fiscal 2019 and 2018 periods are primarily driven by state taxes.

As of November 2, 2019, the possibility of future cumulative losses still exists. Accordingly, the Company has continued to maintain a valuation allowance against its net deferred tax assets. A small deferred tax asset was allowed to remain related to certain state tax benefits. As of February 2, 2019, the Company has gross federal and state net operating loss ("NOL") carryforwards of approximately $145.5 million and $73.6 million, respectively. A portion of the federal net operating loss carryforwards will begin to expire in 2032 while the other portion can be carried forward indefinitely. The state net operating loss carryforwards have carryforward periods of 5 to 20 years and begin to expire in the current year. The Company also has federal tax credits of $859 thousand which will begin to expire in 2030 and gross charitable contribution carryforwards of $726 thousand that will begin to expire in 2020.

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

NOTE 7 — Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share (“EPS”) shown on the face of the accompanying Condensed Consolidated Statement of Operations:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Numerator (in thousands):
Net income (loss) attributable to Christopher & Banks Corporation	$487	$(8,817)	$(11,606)	$(21,562)
Denominator (in thousands):
Weighted average common shares outstanding - basic	37,495	37,602	37,755	37,459
Dilutive shares	57	—	—	—
Weighted average common and common equivalent shares outstanding - diluted	37,552	37,602	37,755	37,459
Net income (loss) per common share:
Basic	$0.01	$(0.24)	$(0.31)	$(0.58)
Diluted	$0.01	$(0.24)	$(0.31)	$(0.58)

Total stock options of approximately 4.4 million and 4.2 million were excluded from the shares used in the computation of diluted earnings per share for the thirteen-week periods ended November 2, 2019 and November 3, 2018, as they were anti-dilutive. Total stock options of approximately 4.6 million and 4.1 million were excluded from the shares used in the computation of diluted earnings per share for the thirty-nine-week periods ended November 2, 2019 and November 3, 2018, as they were anti-dilutive.

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

Assets that are Measured at Fair Value on a Non-recurring Basis:

The following table summarizes certain information for non-financial assets for the thirty-nine weeks ended November 2, 2019 and the fiscal year ended February 2, 2019, that are measured at fair value on a non-recurring basis in periods subsequent to an initial recognition period. The Company places amounts into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Thirty-nine Weeks Ended	Fiscal Year Ended
Long-Lived Assets Held and Used (in thousands):	November 2, 2019	February 2, 2019
Carrying value	$510	$4,829
Fair value measured using Level 3 inputs	199	445
Impairment charge	$311	$4,384

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

Maturities of our lease liabilities as of November 2, 2019 are as follows:

(in thousands)	Lease Liabilities(1)
Remainder of 2019	$9,439
2020	32,922
2021	26,863
2022	23,204
2023	22,142
Thereafter	45,203
Total lease payments	159,773
Less: Imputed interest	(26,867)
Present value of lease liabilities	132,906
Less: Current lease liabilities	(26,760)
Long-term lease liabilities	$106,146

(1)	Includes retail stores and the corporate headquarters facility, including the distribution center.

Maturities of our lease liabilities as of February 2, 2019 (under ASC 840, Leases) were as follows:

(in thousands)	Lease Liabilities(1)
2019	$36,965
2020	25,887
2021	21,386
2022	18,439
2023	17,811
Thereafter	38,827
Total lease payments	$159,315

(1)	Includes retail stores and the corporate headquarters facility, including the distribution center.

The weighted average remaining lease terms and discount rates for all leases as of November 2, 2019 were as follows:

Remaining lease term and discount rate:	November 2, 2019
Weighted average remaining lease term (years)	5.9
Weighted average discount rate	5.9%

Operating expense for the thirteen weeks ended November 2, 2019 totaled approximately $9.5 million, with $0.8 million of that amount representing operating lease variable rent that was recorded in cost of sales. In addition, all but $10 thousand of the $8.7 million of non-variable operating lease rent is included in cost of sales. Ten thousand of operating lease expense is included in selling, general and administrative expenses. For the thirteen weeks ended November 2, 2019, cash lease payments were $9.8 million, and right of use assets obtained in exchange for lease liabilities were $5.2 million.

Operating expense for the thirty-nine weeks ended November 2, 2019 totaled approximately $30.2 million, with $1.6 million of that amount representing operating lease variable rent that was recorded in cost of sales. In addition, all but $61 thousand of the $28.6 million of non-variable operating lease expense is included in cost of sales. Sixty-one thousand of operating lease expense is included in selling, general and administrative expenses. For the thirty-nine weeks ended November 2, 2019, cash lease payments were $31.1 million, and right of use assets obtained in exchange for lease liabilities were $7.8 million.

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

On August 14, 2019, Mark Gottlieb, a Company stockholder, filed a purported class action lawsuit against Jonathan Duskin; Seth Johnson; Keri Jones; Kent Kleeberger; William Sharpe, III; Joel Waller and Laura Weil (the "Named Directors"), B. Riley FBR, Inc. and B. Riley Financial Inc., in the Court of Chancery in the State of Delaware (the "Court of Chancery"), on behalf of himself and all stockholders who held shares as of December 20, 2018. The lawsuit alleges that the Named Directors breached their duty of loyalty in connection with the Company's rejection in December of 2018, of an unsolicited bid to acquire the Company. The lawsuit further alleges that the B. Riley firms aided and abetted the asserted breach of the duty of loyalty by the Named Directors. The Company believes the Complaint is without merit. The Named Directors, and the Company on their behalf, together with the B. Riley firms, intend to defend the lawsuit vigorously. On September 18, 2019, the Director Defendants filed a motion to dismiss the Plaintiff's complaint for failure to state a claim upon which relief can be granted. The motion has been briefed by Plaintiff and the Defendants and oral argument on the motion is scheduled before the Court of Chancery on February 13, 2020.

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

As of November 2, 2019, we operated 455 stores in 44 states, including 310 Missy, Petite, Women ("MPW") stores, 80 outlet stores, 34 Christopher & Banks ("CB") stores, and 31 C.J. Banks ("CJ") stores. Our CB brand offers unique fashions and accessories featuring exclusively designed assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P. Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W. Our MPW concept and outlet stores offer an assortment of both CB and CJ apparel servicing the Missy, Petite and Women-sized customer in one location.

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

Leverage Omni-Channel Capabilities

Our integrated, omni-channel strategy is designed to provide customers with a seamless retail experience, allowing her to shop whenever, however and wherever she chooses. In January of 2018, we launched “Buy online, ship to store,” and in November of 2018, we launched “Buy online, ship from store.” As of November 2019, we are fulfilling eCommerce orders from approximately 375 of our stores. We launched “Buy online, pick up in store” during the first quarter of Fiscal 2019. These flexible fulfillment options not only meet a customer need, they allow us to better leverage our inventory across our entire chain.

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

Optimize our Real Estate Portfolio

Between 2011 and 2015 we consolidated our store formats and reduced our store count by 33% in an effort to improve store productivity. Additionally, approximately 44% of our stores have a potential lease action arising during Fiscal 2019 and 57% before the end of Fiscal 2020. This should provide us with flexibility to close underperforming stores and the opportunity to renegotiate occupancy costs where applicable. To this end, we engaged a leading national third-party real estate consulting firm during the first quarter to assist us in lease restructuring and to accelerate and increase occupancy cost savings. As a result of these lease restructuring efforts, we expect approximately $2.0 million in occupancy cost savings in Fiscal 2019 and an additional $6.6 million in Fiscal 2020.

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

Third Quarter Fiscal 2019 Results of Operations

The following table presents selected consolidated financial data for the third quarter of Fiscal 2019 as compared to the third quarter of Fiscal 2018:

	Thirteen Weeks Ended		Net Change		Percent of Net Sales
(dollars in thousands)	November 2, 2019	November 3, 2018	Amount	Percent	November 2, 2019	November 3, 2018
Net sales	$94,061	$91,288	$2,773	3.0%	100.0%	100.0%
Merchandise, buying and occupancy costs	62,135	64,095	(1,960)	(3.1)%	66.1%	70.2%
Gross profit	31,926	27,193	4,733	17.4%	33.9%	29.8%
Other operating expenses:
Selling, general and administrative	29,271	30,488	(1,217)	(4.0)%	31.1%	33.4%
Depreciation and amortization	1,997	2,463	(466)	(18.9)%	2.1%	2.7%
Impairment of store assets	—	2,999	(2,999)	(100.0)%	—%	3.3%
Total other operating expenses	31,268	35,950	(4,682)	(13.0)%	33.2%	39.4%
Operating income (loss)	658	(8,757)	9,415	(107.5)%	0.7%	(9.6)%
Interest expense, net	(138)	(37)	(101)	273.0%	(0.1)%	—%
Income (loss) before income taxes	520	(8,794)	9,314	(105.9)%	0.6%	(9.6)%
Income tax provision	33	23	10	43.5%	—%	—%
Net income (loss)	$487	$(8,817)	$9,304	(105.5)%	0.5%	(9.7)%

	Thirteen Weeks Ended
Rate trends as a percentage of net sales	November 2, 2019	November 3, 2018
Gross margin	33.9%	29.8%
Selling, general, and administrative	31.1%	33.4%
Depreciation and amortization	2.1%	2.7%
Operating income (loss)	0.7%	(9.6)%

Third Quarter Fiscal 2019 Summary

•
Net sales increased 3.0% compared to the same period last year due to increases in the number of transactions and average unit retail. These increases were partially offset by declines in units per transaction and in the average number of stores.

•	Comparable sales increased 4.5% following a 7.5% decrease in the same period last year.

•	eCommerce sales increased 10.5% following a 10.7% increase in the same period last year.

•
Gross margin rate improved 415 basis points compared to last year's third quarter primarily due to increased merchandise margin and lower occupancy costs, partially offset by higher shipping costs related to our ship from store initiative.

•	SG&A expense was $1.2 million, or 4.0%, less than last year's third quarter due primarily to lower expenses for compensation, medical benefits, and eCommerce.

•	Net income totaled $0.5 million, or a $0.01 income per share, compared to a net loss for the prior year's third quarter of $8.8 million, or a $(0.24) loss per share.

•
As of November 2, 2019 and August 3, 2019, we held $2.2 million of cash and cash equivalents. Bank borrowings were $4.6 million as of the end of the third quarter versus $3.5 million at the end of the second quarter.

Net Sales

The components of the 3.0% net sales increase in the third quarter Fiscal 2019 as compared to the third quarter of Fiscal 2018 were as follows:

Thirteen Weeks Ended
Sales driver change components	November 2, 2019
Number of transactions	3.6%
Average unit retail	3.1%
Units per transaction	(2.7)%
Other sales	(1.0)%
Total sales driver change	3.0%

Thirteen Weeks Ended
Comparable sales	November 2, 2019
Comparable sales	4.5%

Net sales increased primarily due to a 3.6% increase in the number of transactions and a 3.1% increase in average unit retail. These increases were partially offset by a 2.7% decline in units per transaction.

To supplement our comparable sales measure, we also monitor changes in other store sales metrics as illustrated in the table below:

Thirteen Weeks Ended
Store metrics	November 2, 2019
Net sales per store % change	3.3%
Net sales per square foot % change	2.5%

Net sales per store and net sales per square foot for the third quarter of Fiscal 2019 each increased primarily as a result of the 3.6% increase in the number of transactions as compared to the third quarter of the prior year and a 3.1% increase in average dollar spend per transaction, partially offset by a 2.7% reduction in units per transaction, in each case, as compared to the third quarter last year.

Store count, openings, closings, and square footage for our stores were as follows:

	Store Count						Square Footage (1)
	August 3,			MPW	November 2,	Avg. Store	November 2,	August 3,
Stores by Format	2019	Open	Close	Conversions	2019	Count	2019	2019
MPW	310	1	(1)		310	310	1,229	1,227
Outlet	80	—	—	—	80	80	321	321
Christopher and Banks	34	—	—	—	34	34	112	112
C.J. Banks	31	—	—	—	31	31	111	111
Total Stores	455	1	(1)	—	455	455	1,773	1,771

(1)	Square footage presented in thousands

Average store count in the third quarter of Fiscal 2019 was 455 stores compared to an average store count of 461 stores in the third quarter of Fiscal 2018, a decrease of 1.4%. Average square footage in the third quarter of Fiscal 2019 decreased 0.5% compared to the third quarter of Fiscal 2018.

Gross Profit

Gross margin rate improved 415 basis points compared to the same period last year primarily due to increased merchandise margin and lower occupancy costs, partially offset by higher shipping costs related to our ship from store initiative.

Selling, General, and Administrative (“SG&A”) Expenses

SG&A expense decreased by $1.2 million due to lower expenses for compensation, medical benefits, and eCommerce. As a percent of net sales, SG&A decreased approximately 2.3%.

Depreciation and Amortization

Depreciation and amortization expense decreased primarily due to the sale-leaseback of the corporate facility in April 2018, a decrease in average store count and lower depreciation due to impairment charges on store-related fixed assets taken in the third and fourth quarters of Fiscal 2018, as well as in the second quarter of Fiscal 2019.

Operating Income

Our $9.4 million improvement in operating income in the third quarter of Fiscal 2019 compared to the third quarter of Fiscal 2018 was due to the $4.7 million increase in gross profit, the $1.2 million decrease in SG&A expenses, the $0.5 million decrease in depreciation expense, and the absence of the $3.0 million impairment charge that was recorded in the third quarter of Fiscal 2018.

Interest expense, net

The increase in net interest expense was due to a higher level of average borrowings from our Credit Facility during the third quarter of Fiscal 2019 compared to the comparable quarter of Fiscal 2018.

Income Tax Provision

Income tax expense recorded for the thirteen weeks ended November 2, 2019 was $33 thousand compared to income tax expense of $23 thousand for the same period of Fiscal 2018. Our effective tax rate was 6.3% for the thirteen weeks ended November 2, 2019 compared to (0.3)% in the same period last year.

Net earnings

Our $9.3 million improvement in net earnings during the third quarter of Fiscal 2019 compared to our net loss in the third quarter of 2018 was due to the $4.7 million increase in gross profit, the $1.2 million decrease in SG&A expenses, the $0.5 million decrease in depreciation expense and the absence of the $3.0 million impairment charge that was recorded in the third quarter of Fiscal 2018. These amounts were partially offset by the $0.1 million increase in interest expense.

Year-to-Date Fiscal 2019 Result of Operations

The following table presents selected consolidated financial data for the thirty-nine weeks of Fiscal 2019 as compared to the thirty-nine weeks of Fiscal 2018:

	Thirty-nine Weeks Ended		Net Change		Percent of Net Sales
(dollars in thousands)	November 2, 2019	November 3, 2018	Amount	Percent	November 2, 2019	November 3, 2018
Net sales	$260,724	$264,607	$(3,883)	(1.6)%	100.0%	100.0%
Merchandise, buying and occupancy costs	178,710	185,198	(6,488)	(3.5)%	68.5%	70.0%
Gross profit	82,014	79,409	2,605	3.3%	31.5%	30.0%
Other operating expenses:
Selling, general and administrative	86,213	89,911	(3,698)	(4.1)%	33.1%	34.0%
Depreciation and amortization	6,578	7,796	(1,218)	(15.6)%	2.5%	2.9%
Impairment of store assets	311	2,999	(2,688)	(89.6)%	0.1%	1.1%
Total other operating expenses	93,102	100,706	(7,604)	(7.6)%	35.7%	38.1%
Operating loss	(11,088)	(21,297)	10,209	(47.9)%	(4.3)%	(8.0)%
Interest expense, net	(405)	(136)	(269)	197.8%	(0.2)%	(0.1)%
Loss before income taxes	(11,493)	(21,433)	9,940	(46.4)%	(4.4)%	(8.1)%
Income tax provision	113	129	(16)	(12.4)%	—%	—%
Net loss	$(11,606)	$(21,562)	$9,956	(46.2)%	(4.5)%	(8.1)%

	Thirty-nine Weeks Ended
Rate trends as a percentage of net sales	November 2, 2019	November 3, 2018
Gross margin	31.5%	30.0%
Selling, general, and administrative	33.1%	34.0%
Depreciation and amortization	2.5%	2.9%
Operating loss	(4.3)%	(8.0)%

Year-to-Date Fiscal 2019 Summary

•
Net sales decreased 1.6% compared to the same period last year primarily due to declines in average unit retail, units per transaction and average number of stores. These declines were partially offset by increases in the number of transactions.

•	Comparable sales decreased 0.9% following a 0.9% decrease in the same period last year.

•	eCommerce sales increased 6.8% following a 10.7% increase in the same period last year.

•
Gross margin percentage improved 145 basis points compared to the same period last year as improvements in merchandise margin and occupancy expenses were offset by higher shipping costs relating to our ship from store initiative.

•
SG&A expense was $3.7 million, or 4.1%, less than the same period last year due to lower expenses for compensation, medical benefits, professional services and eCommerce, and the sale of a claim regarding credit card interchange fees in the second quarter. These expense decreases were partially offset by increases in insurance and recruiting and training expenses.

•	Net loss totaled $11.6 million, or $(0.31) loss per share, compared to a net loss for the same period last year of $21.6 million, or a $(0.58) loss per share.

•
As of November 2, 2019, we held $2.2 million of cash and cash equivalents, compared to $10.2 million as of February 2, 2019. Bank borrowings were $4.6 million as of the end of the third quarter versus zero at February 2, 2019.

Net Sales

The components of the 1.6% net sales decrease in the thirty-nine weeks of Fiscal 2019 as compared to the thirty-nine weeks of Fiscal 2018 were as follows:

Thirty-nine Weeks Ended
Sales driver change components	November 2, 2019
Number of transactions	1.7%
Average unit retail	(1.7)%
Units per transaction	(1.3)%
Other sales	(0.3)%
Total sales driver change	(1.6)%

Thirty-nine Weeks Ended
Comparable sales	November 2, 2019
Comparable sales	(0.9)%

Net sales decreased primarily due to a 1.7% decrease in average unit retail and a 1.3% decline in units per transaction. These decreases were partially offset by a 1.7% increase in the number of transactions.

To supplement our comparable sales measure, we also monitor changes in other store sales metrics as illustrated in the table below:

Thirty-nine Weeks Ended
Store metrics	November 2, 2019
Net sales per store % change	(2.3)%
Net sales per square foot % change	(3.0)%

Net sales per store and net sales per square foot for the thirty-nine weeks of Fiscal 2019 each declined primarily from the 1.7% reduction of average dollar spend per transaction and 1.3% reduction in units per transaction, partially offset by a 1.7% increase in the number of transactions compared to the same period last year.

Store count, openings, closings, and square footage for our stores were as follows:

	Store Count						Square Footage (1)
	February 2,			MPW	November 2,	Avg. Store	November 2,	February 2,
Stores by Format	2019	Open	Close	Conversions	2019	Count	2019	2019
MPW	312	3	(4)	(1)	310	311	1,229	1,227
Outlet	80	1	(1)	—	80	80	321	321
Christopher and Banks	33	1	—	—	34	34	112	109
C.J. Banks	30	1	—	—	31	31	111	109
Total Stores	455	6	(5)	(1)	455	456	1,773	1,766

(1)	Square footage presented in thousands

Average store count in the thirty-nine weeks of Fiscal 2019 was 456 stores compared to an average store count of 462 stores in the thirty-nine weeks of Fiscal 2018, a decrease of 1.3%. Average square footage in the thirty-nine weeks of Fiscal 2019 decreased 0.6% compared to the thirty-nine weeks of Fiscal 2018.

Gross Profit

Gross margin percentage improved 145 basis points compared to the same period last year as improved merchandise margin and lower occupancy expenses were offset by higher shipping costs related to our ship from store initiative.

Selling, General, and Administrative (“SG&A”) Expenses

SG&A expense decreased by $3.7 million due to lower expenses for compensation, medical benefits, eCommerce, professional services and the sale of a claim regarding credit card interchange fees in the second quarter. These expenses were partially offset by increases in insurance and recruiting and training expenses. As a percent of net sales, SG&A decreased by approximately 0.9%.

Depreciation and Amortization

Depreciation and amortization expense decreased primarily due to the sale-leaseback of the corporate facility in April 2018, a 1.3% decrease in average store count and lower depreciation due to impairment charges on store-related fixed assets taken in the third and fourth quarters of Fiscal 2018, as well as in the second quarter of Fiscal 2019.

Operating Loss

Our operating loss decreased 47.9% in the thirty-nine weeks of Fiscal 2019 compared to the thirty-nine weeks of Fiscal 2018 due to the $2.6 million increase in gross profit, the $3.7 million decline in SG&A expense, the $1.2 million decline in depreciation expense and the $2.7 million decline in asset impairment charges.

Interest expense, net

The increase in net interest expense was due to a higher level of average borrowings from our Credit Facility during the thirty-nine weeks of Fiscal 2019 compared to the comparable thirty-nine weeks of Fiscal 2018.

Income Tax Provision

Income tax expense recorded for the thirty-nine weeks ended November 2, 2019 was $113 thousand compared to $129 thousand for the same period of Fiscal 2018. Our effective tax rate was (1.0)% for the thirty-nine weeks ended November 2, 2019 compared to (0.6)% in the same period last year.

Net earnings

Our net loss decrease in the thirty-nine weeks of Fiscal 2019 compared to our net loss in the thirty-nine weeks of Fiscal 2018 was primarily due to net sales and gross margin increases, decreases in SG&A expense, depreciation expenses, and store impairment charges. These improvements were partially offset by higher net interest expense.

Fiscal 2019 Outlook

Based on improved top line results third quarter-to-date, the Company is maintaining its Fiscal 2019 guidance.

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

Liquidity and Capital Resources

Cash flow and liquidity

Summary

We expect to operate our business and execute our strategic initiatives principally with funds generated from operations and from our Credit Facility, subject to compliance with a financial covenant and other terms of the Company's Credit Facility with Wells Fargo.

As of November 2, 2019, our bank borrowings totaled $4.6 million, with $24.6 million of availability under the Company's Credit Facility. Our cash and cash equivalents balance as of November 2, 2019 was $2.2 million, compared to $10.2 million as of February 2, 2019.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the first thirty-nine weeks of Fiscal 2019 compared to the first thirty-nine weeks of 2018:

	Thirty-nine Weeks Ended
(in thousands)	November 2, 2019	November 3, 2018
Net cash used in operating activities	$(10,903)	$(17,891)
Net cash (used in) provided by investing activities	(1,632)	10,585
Net cash provided by (used in) financing activities	4,446	(262)
Net decrease in cash and cash equivalents	$(8,089)	$(7,568)

Operating Activities

The $7.0 million decrease in cash used in operating activities in the first thirty-nine weeks of Fiscal 2019 compared to the first thirty-nine weeks of Fiscal 2018 was primarily due to the improvement in the net loss and changes in working capital. The positive effect of these items was partially offset by changes in non-cash expense and lease-related items. Working capital fluctuations are a reflection of seasonal patterns and a change in the timing of accounts payable and payroll accruals.

Investing Activities

Cash used in investing activities for the current period was $1.6 million as compared to an increase of cash of $10.6 million last year. The $12.2 million change is primarily attributable to proceeds of $13.3 million from the sale of the corporate facility as part of a sale-leaseback transaction in April 2018. Capital expenditures for the first thirty-nine weeks of Fiscal 2019 were approximately $1.6 million, which primarily reflected investments in technology associated with our eCommerce initiatives and merchandising capabilities, and expenditures supporting new stores.

Financing Activities

The increase in cash provided by financing activities between Fiscal 2019 and 2018 was due to net borrowings of $4.6 million on the Company's Credit Facility during the third quarter of Fiscal 2019 and was, partially offset by repurchases of the Company's common stock.

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

The capped borrowing base at November 2, 2019 was approximately $43.9 million. As of November 2, 2019, the Company had open on-demand letters of credit of approximately $10.8 million. Accordingly, after reducing the capped borrowing base for current borrowings of $4.6 million, open letters of credit and the required minimum availability of the greater of $3.0 million, or $3.9 million (10.0% of the revolving loan cap), the net availability of revolving credit loans under the Credit Facility was approximately $24.6 million at November 2, 2019.

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

Sourcing

There have been no material changes to our ratio of imports to total merchandise purchases or concentration of supplier purchases in the thirteen and thirty-nine week periods ended November 2, 2019 compared to the Fiscal 2018 year ended February 2, 2019.

Quarterly Results and Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, consumer confidence, customer response to our seasonal merchandise mix, timing of new store openings, adverse weather conditions, and shifts in the timing of certain holidays and shifts in the timing of promotional events.

Inflation

We do not believe that inflation had a material effect on our results of operations for the thirty-nine-week period ended November 2, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to, and management of our market risks, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019. There have been no material changes to our exposure to, and management of our market risks in the thirteen and thirty-nine week periods ended November 2, 2019.

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

The Company carried out an evaluation as of the end of the period covered by this report (the “Evaluation Date”), under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of November 2, 2019 the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Controls

There were no significant changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the Evaluation Date. Furthermore, there was no change in our internal control over financial reporting during the quarter ended November 2, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 14, 2019, Mark Gottlieb, a Company stockholder, filed a purported class action proceeding against Jonathan Duskin; Seth Johnson; Keri Jones; Kent Kleeberger; William Sharpe, III; Joel Waller and Laura Weil (the "Named Directors"), B. Riley FBR, Inc. and B. Riley Financial Inc., in the Court of Chancery in the State of Delaware, on behalf of himself and all stockholders who held shares as of December 20, 2018. The lawsuit alleges that the Named Directors breached their duty of loyalty in connection with the Company's rejection in December of 2018, of an unsolicited bid to acquire the Company. The lawsuit further alleges that the B. Riley firms aided and abetted the asserted breach of the duty of loyalty by the Named Directors. The Company believes the Complaint is without merit. The Named Directors, and the Company on their behalf, together with the B. Riley firms, intend to defend the lawsuit vigorously. On September 18, 2019, the Director Defendants filed a motion to dismiss the Plaintiff's complaint for failure to state a claim upon which relief can be granted. The motion has been briefed by Plaintiff and the Defendants and oral argument on the motion is scheduled before the Court of Chancery on February 13, 2020.

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

Our current stock is currently traded on the OTCQX Marketplace of the OTC Markets Group. On July 24, 2019, we were notified that our market capitalization has stayed below $5 million for more than 30 consecutive calendar days and thus no longer meets the requirements for continued qualification for the OTCQX per the "OTCQX Rules for U.S. Companies" (the "Rules"), section 3.2 (b) (2). To remain eligible for trading on the OTCQX U.S. tier under this section of the Rules, the Company must have (i) a minimum bid price of $0.10 per share as of the close of business for at least one of every 30 consecutive calendar days; (ii) a market capitalization of at least $5 million for at least one of every 30 consecutive calendar days; and (iii) at least two Market Makers publishing price quotations on OTC Link ATS within 90 days of the Company joining the OTCQX (the "Requirements"). The OTC Markets Group has given the Company a cure period of until January 20, 2020 to regain compliance with this section of the Rules. If the Company is unable to cure the deficiency within the timeframe provided, the Company will be moved to the OTC Pink Market.

On August 26, 2019, we were notified by the OTCQX that our bid price has closed below $0.10 for more than 30 consecutive days and thus no longer meets the requirements for continued qualification under section 3.2 (b) (1) of the Rules. To remain eligible for trading on the OTCQX U.S. tier, the Company must meet the Requirements. The OTC Markets Group is giving the Company a cure period of until February 20, 2020 to regain compliance with this section of the Rules. If the Company is unable to cure the deficiency within the timeframe provided, the Company will be moved to the OTC Pink Market. On September 25, 2019, the OTC Markets notified us that we have regained compliance with Section 3.2 (b) (1) by having a closing bid price of at least $0.10 for ten (10) consecutive days.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning purchases of our common stock for the quarter ended November 2, 2019:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased (1)	Paid per Share	Programs	Programs
8/4/19 - 8/31/19	2,126	$0.07	—	$—
9/1/2019 - 10/5/2019	7,712	0.09	—	—
10/6/2019 - 11/2/2019	6,585	0.11	—	—
Total	16,423		—	—

(1)
The shares of common stock in this column represent shares surrendered to us by stock plan participants in order to satisfy minimum withholding tax obligations related to the vesting of restricted stock awards.

The following table summarizes information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the 13-week period ended November 2, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
8/4/19 - 8/31/19	—	$—	—	$1,802,932
9/1/2019 - 10/5/2019	—	—	—	1,802,932
10/6/2019 - 11/2/2019	—	—	—	1,802,932
Total	—		—	—

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit No.	Exhibit Description
10.1	Severance Agreement between Christopher & Banks Corporation and Ty Hollins (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 17, 2019)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Financial statements from the Quarterly Report on Form 10-Q of Christopher & Banks Corporation for the fiscal quarter ended November 2, 2019, formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements

*   Filed with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated: December 11, 2019	By:	/s/ Keri L. Jones
Keri L. Jones
President, Chief Executive Officer
(Principal Executive Officer)

Dated: December 11, 2019	By:	/s/ Richard Bundy
Richard Bundy
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)