Form 10-K
period 2020-02-01
CHRISTOPHER & BANKS CORP
filed 2020-03-16
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period from to
Commission File No. 001-31390
CHRISTOPHER & BANKS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	06 - 1195422
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2400 Xenium Lane North, Plymouth, Minnesota	55441
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (763) 551-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CBKC	OTCQX
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  YES ☒  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  YES  ☒  NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  YES  ☐  NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  YES  ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Common Stock, par value $0.01 per share, held by non-affiliates of the registrant as of August 3, 2019, was approximately $2.6 million based on the average bid and asked price of such stock as quoted on the OTCQX Exchange ($0.0799) on such date.

The number of shares outstanding of the registrant’s Common Stock, par value $0.01 per share, was 38,377,475 shares as of March 6, 2020 (excluding treasury shares of 10,302,850).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held (the “Proxy Statement”) are incorporated by reference into Part III.

CHRISTOPHER & BANKS CORPORATION
2019 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

Christopher & Banks Corporation is a national specialty retailer featuring exclusively designed, privately-branded women’s apparel and accessories. We offer our customers an assortment of classic and versatile clothing for her everyday needs at a good value. Our merchandise is developed for women of all sizes, typically age 50 and older with an income level from moderate to above average.

We operate an integrated, omni-channel business platform that is designed to provide customers a seamless retail experience with the ability to shop when and where they want, including our retail stores, outlet stores, and website. This allows our customers to browse, purchase, return, or exchange our merchandise through the channel that is optimal for her.

Unless otherwise noted, the use of the terms “the Company”, “Christopher & Banks”, “we”, “us” and “our” in this Annual Report on Form 10-K ("Annual Report") refers to Christopher & Banks Corporation and its wholly owned subsidiaries, Christopher & Banks, Inc. and Christopher & Banks Company.

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

We are a valued-priced retailer of women’s specialty apparel that caters to women of all sizes from petite to missy to women’s (plus). We offer modern and comfortable clothes from the basics to unique colors, details and prints, which are specially designed for our proprietary Christopher & Banks line.  What makes us unique is the quality, fit and service we offer, particularly as it relates to designing outfits.  Our motto is Effortless Style for Real Life.

Our Store Formats

Our Christopher and Banks (“CB”) stores offer merchandise assortments in women’s apparel and accessories for missy sizes 4 to 16 and petite sizes 4P to 16P.

Our C.J. Banks (“CJ”) stores offer merchandise assortments in similar women’s apparel and accessories for women’s sizes 14W to 26W.

Our Missy, Petite, Women (“MPW”) and outlet stores, and our website offer merchandise assortments from both Christopher and Banks and C.J. Banks in all three size ranges resulting in greater opportunity to service our customers and is intended to improve our sales productivity.

Our Vision

Our vision is to be our customer’s trusted brand by delivering style, value and exceptional service every day.

Our Mission

Our mission is to provide her with the style and versatility that reflects who she is, the lasting quality and affordable value that she expects, and the personalized attention that she deserves.

Our Strategy

Our overall business strategy is to build sustainable, long-term revenue growth and consistent profitability through the following strategic initiatives:

•	Enhancing the customer shopping experience;

•	Improving marketing and promotional effectiveness;

•	Expanding omni-channel capabilities;

•	Building loyalty and grow our customer file; and

•	Reducing operating expenses.

Enhancing the Customer Shopping Experience

We are committed to enhancing our customer's shopping experience by providing a well curated, relevant and inspiring product assortment that is presented in a way that is easy for her to shop. This begins with offering the right product, but also means delivering a consistent flow of newness; maintaining an in-stock position on key items to meet demand; creating compelling visual displays; merchandising the store in a way that is easy and appealing to shop; and of course, delivering an amazing customer experience.

Improving Marketing and Promotional Effectiveness

Our goals include executing disciplined markdown management, leveraging improved analytics to inform what types and depth of promotions and targeted offers are used, to increase our return on our marketing investments and to elevate our marketing message. We have improved our marketing collateral with higher quality photography, including emotive video advertising and our collections in a more modern, fresh and aspirational way, while maintaining our approachability. We are also taking a holistic approach to our marketing and advertising with more consistent messaging across all channels and media. We believe that this increased consistency combined with the enhancements described above will raise her perception and will attract more customers to our brand.

Expanding Omni-Channel Capabilities

Our integrated, omni-channel strategy is designed to provide customers with a seamless retail experience, allowing her to shop whenever, however and wherever she chooses. In January of 2018, we launched “Buy online ship to store,” and in November of 2018, we launched “Buy online ship from store.” As of November 2019, we are fulfilling eCommerce orders from all of our CB, CJ, and MPW stores. We launched “Buy online pick up in store” at the order level during the second quarter of Fiscal 2019. These flexible fulfillment options not only serve a customer need, they allow us to better leverage our inventory across our entire chain.

Building Loyalty and Grow our Customer File

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

Reducing Operating Expenses

We intend to take a holistic approach in reducing operating expenses. In Fiscal 2019, we engaged a leading national third-party real estate consulting firm to assist us in lease restructuring and to accelerate and increase occupancy cost savings. As a result of these lease restructuring efforts, we realized approximately $2.0 million in additional occupancy cost savings in Fiscal 2019 and expect to realize an incremental $4.6 million in Fiscal 2020 for a total of $6.6 million for both Fiscal 2019 and Fiscal 2020.

We have also hired a third-party, non-merchandise procurement specialist to assist us in analyzing relationships and negotiating cost reductions. In addition, we intend to continue to aggressively negotiate rent reductions, optimize our marketing spend, review and reduce our corporate overhead and reduce our shipping and fulfillment expense.

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

Our Stores

As of February 1, 2020, we operated 447 stores in 44 states. The following table illustrates the change in store count and store format for the past five fiscal years:

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
Store Count Rollforward	2019	2018	2017	2016	2015
Stores as beginning of year	455	463	484	518	518
Opened	9	10	1	9	42
Closed	(13)	(14)	(16)	(27)	(19)
Conversions	(4)	(4)	(6)	(16)	(23)
Stores at end of year	447	455	463	484	518

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
Stores by Format	2019	2018	2017	2016	2015
MPW	309	312	314	318	314
Outlet	77	80	78	82	77
Christopher and Banks	32	33	37	43	67
C.J. Banks	29	30	34	41	60
Total Stores	447	455	463	484	518

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

Global Sourcing and Products

We utilize a broad base of manufacturers located primarily in China, Cambodia, Indonesia and Vietnam along with some domestic manufacturing. We believe we produce goods at the level of quality that our customers desire, at a competitive cost. For the most recently completed fiscal year, our ten largest suppliers accounted for approximately 66% of the merchandise we purchased, and our two largest suppliers accounted for 14% and 9% of our goods, respectively.

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

Although we expect the cost of cotton and synthetics to remain relatively stable in Fiscal 2020, our average unit cost may change based on other factors, including overall mix of fashion versus core merchandise, fluctuations in transportation costs and potential changes in tariffs. To the extent that we cannot offset increases in the cost of goods with other cost reductions or efficiencies, we may be forced to sell the product at higher prices, which is subject to customer receptivity.

Merchandise Distribution

We distribute most of our products that are sold in our stores and online from our distribution center located in Plymouth, Minnesota. New merchandise is generally received each weekday at our corporate distribution center. After arrival, merchandise is sorted and packaged for shipment to individual stores or to our third-party eCommerce fulfillment center or is held for future store or eCommerce replenishment. Merchandise is generally pre-ticketed with price and related informational tags at the point of manufacture.

Merchandise is typically shipped to our stores via third-party delivery services multiple times per week, providing our stores with a steady flow of new inventory.

Merchandise sold through our eCommerce channel is fulfilled directly to the customer through either our third-party service provider or from one of our stores. In fiscal year 2019, we launched the ability for a customer to buy online and to pick up merchandise in the store.

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

In Fiscal 2019 and 2018, we leveraged our omni-channel capability investments to further enable us to address multiple customer touch points to drive spend and build brand affinity.

Employees

As of February 1, 2020, we employed approximately 3,800 associates, approximately 30% of whom were full-time employees and the balance of whom were part-time employees. The number of part-time employees fluctuates during peak selling periods. Approximately 215 of our associates are employed at our corporate office and distribution center facility in Plymouth, MN, with the majority of the associate population employed in our store field organization. We have no collective bargaining agreements covering any of our employees, have never experienced a work stoppage and are unaware of any efforts or plans to organize our employees. We consider relations with our employees to be good.

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

All of our stores are located within the U.S., making us highly susceptible to macroeconomic conditions and consumer confidence in the United States. Apparel retailing is a volatile industry that is highly dependent upon the overall level of consumer spending and consumer confidence. Because apparel purchases are frequently discretionary, declines in consumer spending or customer confidence may have a more negative effect on apparel retailers than on other types of retailers.

In addition, there is a risk that consumer purchases of apparel may decline as a result of market disruptions caused by severe or unseasonable weather conditions, natural disasters, public health concerns, terrorist activities, political crises or other major events or the prospect of these events. Such macroeconomic and other factors could have a negative effect on consumer spending in the U.S., which in turn could have a material effect on our business, operational results, financial position and cash flows.

The ability to attract customers to our stores depends heavily on customer traffic at malls and centers in which our stores are located.

The majority of our stores are located in shopping malls and other retail centers. Sales at these stores are derived in considerable part from the volume of traffic generated in those malls or retail centers and surrounding areas. The continued decrease in traffic at malls and shopping centers where our stores are located and/or, the closing of anchor stores important to driving mall traffic could result in lower sales and leave us with excess inventory and/or unprofitable stores. In such circumstances, we may have to respond by increasing markdowns or initiating marketing promotions to reduce excess inventory or in some cases, close an underperforming store, which could adversely impact our revenues, financial results, liquidity and cash flows.

We are subject to risks associated with leasing all of our store locations.

We currently lease all of our store locations. Our leases range from month-to-month to approximately ten years in length. A number of our leases have early termination provisions that apply if we do not achieve specified sales levels, such that we or the landlord may terminate the lease or alternatively we may seek to re-negotiate rent if we do not achieve such sales levels. The leases for approximately 38% of our store base expire during Fiscal 2020 (February 2, 2020 to January 30, 2021), including those leases which are month-to-month. We believe that, over the last few years, we have generally been able to negotiate favorable rental rates. Going forward we may need to close additional stores if we fail to achieve certain sales levels or we may not be able to renew our leases on as favorable terms or terms which we deem acceptable. In addition, given the favorable terms we have negotiated for a number of our leases, the landlords may choose to exercise a reversion right in order to rent to another entity that is prepared to pay higher rents. As a result, we may need to pay higher occupancy costs or close stores, which could adversely impact our financial performance, results of operations, liquidity and cash flows. In addition, economic conditions could negatively impact the Company's retail landlords, particularly class C & D quality malls where the majority of our brick-and-mortar stores are located. That, in turn, could affect these retail landlords' ability to maintain their shopping centers, including a high level of sustained occupancy, and otherwise perform their obligations, which could negatively impact customer traffic, our sales, results of operations, liquidity and cash flows.

We have, and will continue to have, significant lease obligations. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to fulfill our obligations under the applicable lease including paying the base rent for the balance of the lease term, paying the unamortized value of landlord-funded leasehold improvements, and we may be required to write off capital improvements we funded at that location. Additionally, continued consolidation in the commercial retail real estate market could affect our ability to successfully negotiate favorable rental terms for our stores in the future and could concentrate our leases with fewer landlords who may then be in a position to dictate less favorable terms to us due to their significant negotiating leverage. If we are unable to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that are underperforming, that could have a material effect on our business, operational results, financial condition, liquidity and cash flows.

Fundamental shifts in the retail industry and the competitive environment could impact our revenues, operational results and market share.

The women's specialty retail apparel business is highly competitive. We believe we compete primarily with department stores, specialty stores, discount stores, mass merchandisers, and on-line businesses that sell women's apparel. Many of our competitors are significantly larger with greater resources available to them, may offer a broader selection of merchandise than we do, and have greater brand recognition and comparatively lower costs of operations. They also may be able to adapt to changes in customer preferences more quickly, as well as respond faster to economic, operational, regulatory or organizational changes. In addition to competing for sales, we compete for favorable store locations, lease terms and qualified associates. Increased competition in any of these areas could result in higher costs, which could reduce our revenue, gross margins and operating income.

The growth and prominence of off-price and value-fashion retailers has fundamentally shifted customers’ expectations as to affordable pricing of apparel. In addition, the rise of these retailers as well as the shift in shopping preferences away from brick-and-mortar stores to the internet, where online-only businesses or those with robust direct channel capabilities can facilitate competitive entry and comparison shopping in our brands, have increased the challenge of maintaining or gaining market share. The Company’s execution of its own omni-channel strategy to adapt to these changes, in relation to its competitors’ actions as well as to our customers’ adoption of new technology, presents a specific risk. Further, unanticipated changes in pricing and other practices of the Company’s competitors, including various types of promotions, could have a material adverse effect on our business, operational results, financial position and cash flows.

Changes in U.S. trade policies, including the imposition of tariffs on apparel or accessories or an escalation in the current trade war with China, could have a material adverse impact on our business, operating results and cash flow.

Given the current state of apparel manufacturing in the United States, almost all of our merchandise is produced in foreign countries, with the majority produced in China, making the price and availability of our merchandise susceptible to international trade risks and other international conditions. The introduction of tariffs in 2018 by the United States government sparked a trade war between the United States and China and other countries that poses challenges to the U.S. economy. We rely heavily on imported merchandise to supply our stores with products. The imposition of additional tariffs, duties, border adjustment taxes or other trade restrictions by the United States could also result in the adoption of new or increased tariffs or other trade restrictions by other countries. In response to the recent tariffs imposed by the current U.S. administration, the Company has reduced the amount of goods being produced in China; however, China still produces a majority of the Company's apparel. Tariffs on the levels imposed in 2019 are generally too large for retailers to absorb on a long-term basis, meaning they are ultimately passed on, in whole or in part, to consumers in the form of higher prices. If the current administration imposes additional tariffs if or trade restrictions are implemented by the United States or other countries, the resulting trade barriers could have a significant adverse impact on our cost of goods, the price at which we offer them for sale, the demand for our goods and on our business, operating results, liquidity and cash flows.

We are not able to predict future trade policy of the United States or of any foreign countries in which we produce goods, or the terms of any renegotiated trade agreements, or their impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, the continuance of the current or a new trade war, or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact demand for our products, our costs, our customers buying habits, our suppliers and the world economy, which in turn could have a material adverse effect on our business, operational results, financial position, liquidity and cash flows.

Instability in the shipping industry or a shortage of qualified truck drivers could increase our costs, result in delays in the receipt or loss of merchandise and adversely impact our results of operations.

While we do not rely on a single ocean carrier company to transport our goods, disruption or instability among transportation carriers could result in reduced capacity, increased rates, delay in the receipt of or the loss of goods. This, in turn, could increase our costs, result in lost sales or sales at lower margins negatively impacting our operations, financial results, cash flows and liquidity. In addition, a shortage of qualified truck drivers has impacted the trucking industry, causing delays and increases in prices. While the Company transports most of its imports by rail, the driver shortage could make it more difficult to hire trucks to transport rail shipments to us. If that were to occur, it would likely increase our costs, and possibly delay receipt of merchandise which in turn could lead to lost sales or sales at lower margins negatively impacting our operations, financial results, cash flows and liquidity.

Extreme and/or unseasonable weather conditions in the United States could have a disproportionate effect on our business, results of operations, liquidity and cash flows.

Extreme weather conditions in the areas in which our stores are located could negatively affect our business, financial condition, results of operations, liquidity and cash flows. For example, inclement weather or extreme conditions can make it difficult for our customers to travel to our stores, result in temporary store closures and/or reduced hours of operation and may cause a disruption in the shipment or receipt of merchandise. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our merchandise offerings incompatible with those unseasonable conditions in the affected areas. Such unseasonable weather conditions could have an adverse effect on our sales, financial condition, results of operations, liquidity and cash flows.

Acts of terrorism, natural disasters, acts of war, other catastrophes or political unrest could have a material adverse effect on our business.

The threat, or actual acts, of terrorism continue to be a significant risk to the global economy. Terrorism and potential military responses, political unrest, natural disasters, pandemics and other health issues have disrupted or could in the future disrupt commerce, limit the ability of factories to produce our goods, impact our ability to operate our stores, corporate office or distribution centers in the affected areas or impact our ability to provide critical functions or services necessary to the operation of our business. A disruption of commerce, or an inability to recover critical functions or services from such a disruption, could interfere with the production, shipment or receipt of our merchandise in a timely manner or increase our costs to do so, which could have a material adverse impact on our business, operational results, financial position, liquidity and cash flows. In addition, any of the above disruptions could undermine consumer confidence, which could negatively impact consumer spending or customer traffic, and thus have an adverse effect on our operational results.

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

The raw materials and labor used to manufacture our products, and our transportation and contract manufacturing labor costs are subject to availability constraints and price volatility. The results of our business operations could suffer due to significant increases or volatility in the prices of certain commodities, including but not limited to cotton, synthetics and other items used in the production of our apparel, as well as increases in fuel, oil, natural gas or labor costs as well as shortages of skilled labor. Price increases of these items or other inflationary pressures may result in significant cost increases for our raw materials, product components and finished products, as well as increases in the cost of distributing merchandise to our retail locations. To the extent that we cannot offset increases in the cost of goods with other cost reductions or improved operating efficiencies or the sale of products at higher prices and with the desired level of gross margin, it could have a negative effect on our gross profits. Additionally, substantially increased uncertainty with respect to trade relations, such as the imposition of unilateral tariffs on imported products, could result in trade wars, higher barriers and tariffs, and higher product costs, all of which could have a material adverse effect on our business, operational results, financial position, cash flows and liquidity.

A significant portion of our manufacturing and fabric/yarn production is concentrated in China and as a result, is subject to risks related to health epidemics such as the COVID-19 Coronavirus.

An outbreak of a contagious disease or other adverse public health developments in countries where the factories we use are located, or where the fabric/yarn we use is produced, could have a material and adverse effect on our business, financial condition, results of operations, cash flows and liquidity. For example, the recent outbreak of a novel strain of COVID-19 Coronavirus first identified in Wuhan, Hubei Province, China, has resulted in significant governmental measures being implemented to control the spread of the virus, including restrictions on manufacturing and the movement of employees in many regions of the country. This has affected the facilities of our suppliers and the fabric/yarn mills that we use. While the closures and limitations in movement in the region are expected to be temporary, the duration of the product and supply chain disruption and related financial impact cannot be estimated at this time. The extent to which the COVID-19 Coronavirus pandemic will impact our business, financial results, liquidity and cash flows will depend on future developments which are highly uncertain and cannot be predicted. Should the manufacturing and fabric/yarn facilities remain closed or underutilized for an extended period of time, the impact on the production of products we sell could have a material adverse impact on our results of operation, cash flows and liquidity. In addition, the COVID-19 Coronavirus may result in a widespread health crisis that could adversely affect the economy and financial markets of a number of countries resulting in an economic downturn that could affect demand for our apparel and accessories and our stock price. As a result, at the time of this filing, it is impossible to predict the overall impact of the COVID-19 Coronavirus on our business and financial results.

The COVID-19 Coronavirus disease, which began in China, has been declared a pandemic by the World Health Organization and recently has spread to the United States and many other parts of the world and may adversely affect our business operations, financial condition, liquidity and cash flow.
The outbreak of the COVID-19 Coronavirus continues to grow both in the U.S. and globally and related government and private sector responsive actions may adversely affect our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving.

While it appears that COVID-19 Coronavirus outbreak in the United States is in the early stages, the recent downturn in financial market indices appear to have been primarily driven by uncertainties associated with the pandemic. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, our supply chain partners, travel and transportation services, our employees and customers, customer sentiment in general, and traffic within the shopping centers containing our stores. The pandemic could adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows and may require significant actions in response including but not limited to employee furloughs, reduced store hours, store closings, expense reductions or discounting of the pricing of our products, all in an effort to mitigate such impacts. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

2. OPERATIONAL RISKS

Improving our store productivity will be largely dependent upon the performance of our missy, petite and women’s format (“MPW stores”) including our outlet stores.

Improving the performance of our existing stores and optimizing our store productivity is critical to improving our sales and returning to consistent profitability. Over the past six years, the Company has opened a number of outlet stores and converted existing C&B and C.J. Banks’ stores into MPW stores. At fiscal year-end, approximately 86% of our stores (including outlets) were in the MPW format. If we are unable to improve the overall performance and store productivity of the MPW stores, our revenues, margins, liquidity, cash flows and results of operations could be adversely affected.

Our business underwent a number of leadership changes in the last several years resulting in changes to our strategies and tactical initiatives. If we do not successfully implement and adapt to these changes, it could have a material adverse effect on our business.

Keri L. Jones joined the Company as Chief Executive Officer in mid-March 2018. In July of 2018 we hired a new Chief Financial Officer and a new Chief Merchandising Officer, in December 2018 a new Chief Stores Officer and in June 2019 a new Chief Marketing Officer. In connection with these changes in management, there have been changes to the Company’s operations and also to some of our key strategies and tactical initiatives. If we do not successfully implement and adapt to these changes they may not lead to the desired improvement in our business and results of operation. This in turn, could have a material adverse effect on our business.

If we are unable to increase sales and achieve and sustain an acceptable level of gross margin, it could have a material adverse impact on our business, profitability, liquidity and cash flows.

Despite the improvement in our financial results in the second half of the fiscal year, our overall results for the entire fiscal year were below our expectations. Our ability to improve our performance in our key financial metrics is subject to a variety of challenges. If we cannot increase our overall net sales, our comparable store sales and improve our gross margin rate; it could have a material adverse effect on our results of operations, cash flows, liquidity and financial condition.

Our Fiscal 2020 plan to improve the Company’s financial performance is dependent upon our ability to successfully implement our strategic and tactical initiatives.

The Company’s Fiscal 2020 operational plan contemplates growth in comparable store sales; gross margin rate improvement and positive cash flow, all of which is intended to result in improved financial results as compared to Fiscal 2019. We plan to achieve this through a variety of initiatives, including enhancing and simplifying her shopping experience, executing a disciplined promotional strategy, continuing to expand our omni-channel capabilities, building our customer base and reducing our cost structure. Our ability to achieve this plan depends upon a variety of factors, including a number of factors that are beyond our control. If we are unable to successfully implement and execute the strategic and tactical initiatives underlying our Fiscal 2020 plan, our results of operations, financial condition, cash flows and liquidity could be adversely affected.

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

Our ability to maintain our brand image and reputation is integral to our business as well as the implementation of strategies to expand it. Maintaining, promoting and growing our brand will depend largely on the success of our merchandising and marketing efforts and our ability to provide a consistent, high-quality customer experience that retains existing customers and attracts a sufficient level of new customers to shop our brand, both in-store and online. In addition, our business and results of operations could be adversely affected if we fail to achieve these objectives for any of our brands. Our ability to address the challenges of declining store traffic at our brick-and-mortar stores, in a highly promotional, low growth environment may impact our ability to maintain or gain market share and also impact our sales, business, operational results, financial position, liquidity and cash flows.

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

Customer traffic and demand for our merchandise is influenced by our advertising, marketing, promotional, digital and social media activities, the name recognition and reputation of our brands, and the location and service offered in our stores. Although we use marketing, advertising and promotional programs to attract customers through various media, including affiliate programs, digital ads and social media, our competitors may spend more or use different approaches, which could provide them with a competitive advantage. If our marketing, advertising and promotional expenses increase, if our programs become less effective than that of our competitors, or if we do not adequately leverage technology and data analytic capabilities needed to generate concise and effective competitive insight, our business, operational results, financial position, liquidity and cash flows could be adversely impacted.

Customer tastes and fashion apparel trends tend to change rapidly. Our ability to anticipate or react to changing consumer preferences in a timely and accurate manner and offer a compelling product at an attractive price impacts our sales, gross margins, financial condition, results of operations, cash flows and liquidity.

Among other things, our success depends on our ability to consistently gauge and respond on a timely basis to fashion trends and customer preferences. Forecasting consumer demand for our merchandise and allocating the optimal amount and sizes of such merchandise to individual stores and to our eCommerce business can be challenging. In addition, our merchandise assortment differs from season to season. This may involve changes in our overall mix of fashion versus core merchandise which, in turn, may impact our overall product cost as the average unit cost of fashion product is generally higher than that of core product. Because the lead times required for many of our design and purchase decisions must be made well in advance of the applicable selling season, we are vulnerable to changes in consumer trends, customer confidence, customer preferences, price shifting, and the optimal selection and timing of merchandise purchases.

If we are unable to successfully identify or react to changing styles or trends or misjudge the market for our products or any new product lines, our sales and gross margins may be less than planned and the Company may be faced with a significant amount of unsold finished goods inventory. In response, the Company may be forced to increase its marketing promotions or price markdowns, which could have a material adverse effect on our financial condition, results of operations, cash flows and liquidity.

On the other hand, if we underestimate demand for our merchandise, we may experience inventory shortages, resulting in missed sales opportunities and lost revenues.

There are risks associated with our eCommerce business.

We sell merchandise over the Internet through our web site, www.christopherandbanks.com, which represents a growing percentage of our overall net sales. The successful operation of our eCommerce business depends on our ability to maintain the continuous operation of our eCommerce website and our fulfillment operations, and to provide an on-line shopping experience that will generate both orders and return visits to our site. Our eCommerce operations are subject to numerous risks, including:

•	disruption to the Internet;

•	unanticipated operating problems;

•	rapid technological change;

•	the successful implementation of, and costs to implement, new systems and upgrades; including those related to the operation of our website platform;

•	inability to maintain efficient and uninterrupted order-taking and fulfillment processes;

•	reliance on third parties with respect to the operation of the website, order fulfillment and customer service and such third parties' infrastructure;

•	diversion of sales from our stores;

•	liability for online content;

•	lack of compliance with, or violations of, applicable state or federal laws and regulations;

•	increased or unfavorable governmental regulation of eCommerce (which may include regulation of privacy, data protection, eCommerce payment services, content, accessibility and other related subjects);

•	credit card fraud;

•	the ability to process credit card transactions;

•	system failures or disruptions and security breaches and the costs to address and remedy such failures, disruptions or breaches;

•	computer viruses or malware;

•	lack of sufficient levels of inventory of product or sizes to meet online demand;

•	untimely delivery of our merchandise to our customers by third parties; and

•	increases in shipping costs.

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

We are committed to growing our business through our omni-channel retail strategy. Our omni-channel initiatives include exploring additional ways to develop an omni-channel shopping experience, including further direct channel integration, use of advance analytics, customer personalization, and the assessment and implementation of emerging technologies. These initiatives involve significant investments in information technology systems, operational changes, and employee resources. Our goal is to offer our customers seamless access to our brands and merchandise whenever and wherever she chooses to shop. In that regard, the Company in Fiscal 2018 implemented “buy on-line, ship to store”, and “buy anywhere, ship from store” and in Fiscal 2019 launched “buy on-line pick up in store”.

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

Because a significant portion of our merchandise is produced overseas, primarily in China, Cambodia, Indonesia, and Vietnam, we are subject to the additional risks of doing business in foreign markets and importing merchandise from abroad, such as:

•	the ability to find qualified vendors and access products in a timely and efficient manner;

•	delays in the delivery of cargo;

•	tariffs on goods produced in a particular country;

•
new and additional U.S. government initiatives may be proposed or implemented that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions that, if enacted, could increase the cost of products purchased from suppliers in such countries or restrict the importation of products from such countries;

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

Any of the foregoing factors, or a combination of them, could increase our costs or result in our inability to obtain sufficient quantities of merchandise, thereby negatively impacting our sales, gross profit, operating income, financial condition, liquidity and cash flows.

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

We do not own or operate any manufacturing facilities. Instead we depend on independent third parties to manufacture our merchandise. For the most recently completed fiscal year, our ten largest suppliers accounted for approximately 66% of the merchandise we purchased, and we purchased 14% and 9% of our goods, respectively, from our two largest suppliers.

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

If third parties with whom we do business do not adequately perform, or are unable or unwilling to perform, we might experience disruptions in our business, resulting in decreased profits, or losses, and damage to our reputation.

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

Our success depends, in part, on the suppliers of our goods and the factories that they use to operate in compliance with applicable laws and regulations and to comply with our vendor code of conduct. Each of our purchase orders requires adherence to accepted labor practices, applicable laws and compliance with our vendor code of conduct. However, we do not supervise or control our suppliers or the factories that produce the merchandise we sell, or their labor and business practices. We rely on the staff of third-party auditing services and our non-exclusive buying agents to periodically visit and monitor the operations of a number of our independent factories to, among other things, assess compliance with our vendor code of conduct and applicable laws. Moreover, apparel companies can, in some cases, be held jointly liable for the wrongdoings of the suppliers of their products. In addition, we cannot control the public’s perceptions of such suppliers or factories, even if they are compliant with applicable law but are nonetheless viewed in a negative light by the public. Their failure to comply with our vendor code of conduct, applicable laws or to otherwise avoid creating negative consumer perceptions about their manufacturing methods and work environment, could damage our reputation, interrupt or disrupt the shipment of products, result in a decrease in customer traffic to our stores and website, and adversely affect our sales and consequently our operating results, cash flow and liquidity.

There are risks relating to the operation of the ports through which our goods are shipped and to the transportation of our merchandise to our distribution center, to our eCommerce fulfillment center, to our stores, and to our eCommerce customers.

The vast majority of the apparel we sell is shipped by ocean from overseas. There are risks associated with a disruption in the operation of ports through which our products are shipped, which are primarily ports on the West Coast. If that were to occur, we are likely to experience delays in the receipt of products, and we or our suppliers may have to find alternative shipping methods, possibly at greater expense and costs as shipping by air is significantly more expensive.

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

Our corporate headquarters, data center and our only distribution facility are located in one facility in Plymouth, Minnesota which facility is more than 45 years old. Our distribution facility supplies merchandise to our retail stores and our third-party eCommerce fulfillment center. Any serious disruption to our distribution facility or a facility closure for any reason, could delay shipments to stores and our eCommerce fulfillment center and result in inventory shortages which could negatively impact our sales, results of operations and cash flows. In addition, our main data center and all of our senior management, including critical resources dedicated to merchandising, operations, marketing, finance, human resources, legal, information technology and administrative functions, are located at our corporate headquarters. In the event of a disaster or other calamity impacting our corporate facility or data center, our management and staff would have to find and operate out of other suitable locations and/or rely on alternative sources for computer, telecommunications and data storage systems. We have little experience operating essential functions away from our main corporate office and are uncertain what effect operating such satellite facilities might have on business, personnel and results of operations.

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

The reliability and capacity of our IT systems (including third-party hardware and software systems or services) are critical to our continued operations. Despite our precautionary efforts, our IT systems, as well as those of our services providers, are vulnerable to damage or interruption from a variety of sources, including natural or man-made disasters, technical malfunctions, inadequate systems capacity, power outages, computer viruses, malicious human acts, security breaches and similar disruptive problems, which may require significant investment to eliminate, fix or replace, and we may suffer loss of critical data and interruptions or delays to our operations.

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

Periodically, we improve and upgrade portions of our IT systems and the functionality of our Internet website in an effort to ensure they meet our evolving business and security needs and are adequate to handle business growth. If we are unable to effectively maintain, operate, secure and timely upgrade our IT systems and our website, our business, financial condition and results of operations could be materially and adversely affected. While we believe that we are diligent in selecting vendors, systems and third party providers to assist us in maintaining the integrity of our IT systems, we realize that there are risks to the systems' integrity and no assurance can be provided that future disruptions, service outages and failures or unauthorized intrusions will not occur. Any failure, interruption or compromise of these systems could have a material adverse effect on our business, results of operation and cash flows.

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

The Company and our third-party service providers, which manage portions of the Company’s data, are subject to cyber security risks. The nature of our business involves the receipt and transmission, and, in some cases, storage by us or third parties on our behalf, of customers’ personal information, shopping preferences and our customers’ credit card information, in addition to employee information and the Company’s financial and operations data. The protection of our customers’ data, as well as confidential Company data is vitally important to the Company. The Company and its third-party service providers employ systems and/or websites that are intended to protect the storage and/or transmission of proprietary or confidential information by us and these third-party service providers. While the Company has implemented measures to prevent and detect security breaches and cyber incidents and to monitor its computer network, any failure of these measures to prevent and detect, and any failure of third parties that assist the Company in managing its data could adversely affect the Company's business, financial condition, results of operations and liquidity.

Although the Company expects our third-party service providers to implement and use reasonable security measures to protect the proprietary and confidential information once it is received by them, we cannot control these service providers and cannot guarantee that a security breach will not occur in the future, either at their location or within their systems.

Because the techniques used to obtain unauthorized access to data, disable or degrade storage service, or sabotage systems evolve and change frequently and may be difficult to detect, we and the service providers we use may be unable to anticipate these techniques or implement adequate preventive measures.

Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties acting on our behalf, through fraud, trickery or other forms of deceiving our employees or those of our third-party providers. Despite our preventative efforts and those of our third-party service providers, we may be vulnerable to targeted or random security breaches, privacy or denial of service attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events which could expose us and our third-party service providers to a risk of loss or misuse of proprietary and confidential information, litigation and potential liability. Cyber security attacks may be targeted at us, our third-party service providers, or our customers. Actual or anticipated attacks may cause us to incur significant additional expense, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Any cyber security or security breaches, including any breaches that result in theft, transfer or unauthorized disclosure of customer, employee or company information, or our lack of compliance with information security and privacy laws and regulations, may result in significant legal and financial exposure, including fines and claims for unauthorized purchases with stolen credit card information, impersonation or other similar fraud claims, and considerable other additional expenses.  Although we maintain cyber-security insurance there can be no assurance that our insurance coverage will cover the particular cyber incident at issue or that such coverage will be sufficient, or that insurance proceeds will be paid to us in a timely manner.

Consumer awareness and sensitivity to privacy breaches and cyber security threats is prevalent. Any misappropriation of confidential or personally identifiable information gathered, stored or used by us or our service providers, be it intentional or accidental, could have a material impact on the operation of our business, including severely damaging our reputation and our relationships with our customers, employees and investors. Should customers lose confidence in our ability to protect their information, they may discontinue shopping in our stores or on our website which would adversely impact our financial results, cash flow and liquidity.

Our ability to maintain the value of our trademarks impacts our business and financial performance.

We believe that our “christopher & banks”, “cj banks” and related trademarks are important to our success. Even though we take actions to protect our trademarks and other proprietary rights, we cannot be sure that we will be successful or that others will not imitate or infringe upon our intellectual property rights. In addition, we cannot assure that others will not seek to block the sale of our products by asserting infringement of their trademark and proprietary rights. If we cannot adequately protect our existing and future trademarks or prevent infringement of them, our business and financial performance could suffer.

3. CAPITAL RISKS

The sufficiency and availability of our sources of liquidity may be affected by a variety of factors.

The sufficiency and availability of our sources of liquidity may be affected by a variety of factors, including, without limitation: (i) the level of our operating cash flows, which is impacted by our overall sales and gross margins, general economic conditions and the level of consumer discretionary spending; (ii) our capital expenditures; and (iii) our ability to maintain borrowing availability and to comply with applicable covenants contained in our amended and restated credit agreement ("the Credit Facility") and our term loan credit agreement (“the Term Loan Facility”) with ALCC, LLC as lender.

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

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit our ability to borrow money, issue letters of credit under our credit facility, or to invest in our business operations;

•	make it more difficult for us to open new stores or improve existing stores; and

•	require us to incur significant additional indebtedness.

Should we be unable in the future to borrow under the Credit Facility or the Term Loan Facility, it is possible, depending on the cause of our inability to borrow, that we may not have sufficient cash resources for our operations. If that were to occur, our liquidity would be significantly impaired, which would have a material adverse effect on our business, financial condition and results of operations.

Our amended revolving credit agreement and term loan agreement contain various covenants that impose restrictions that may affect our ability to operate our businesses.

The amended revolving credit agreement and term loan agreement contain various affirmative and negative covenants that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries to, among other things, have liens on their property, change the nature of their business, issues letters of credits, transact business with affiliates or sell or convey certain of their assets to any one person. In addition, the agreements contain financial covenants that requires the Company to maintain certain financial ratios related to its borrowing base. The ability of the Company and its subsidiaries to comply with these provisions may be affected by our operating results as well as events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could cause our lenders to restrict or eliminate access to funds under the Credit Facility or the Term Loan Facility.

Access to additional financing from the capital markets may be limited.

Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict the Company’s access to potential sources of future liquidity. As a result of general unpredictability in the global financial markets, there can be no assurance that our liquidity will not be affected or that our capital resources will at all times be sufficient to satisfy our liquidity needs. Although we believe that our existing cash and cash equivalents, cash provided by operations, and our availability under our amended revolving credit agreement and term loan agreement, will be adequate to satisfy our capital needs for the foreseeable future, any renewed tightening of the credit or capital markets could make it more difficult for us to access funds, enter into an agreement for new indebtedness or obtain funding through the issuance of our securities. Our amended Credit Facility and term loan agreement have covenants and restrictions which, if not met, may limit our ability to access funds.

While we have availability under our Credit Facility and term loan agreement to bolster our liquidity, we may need additional capital to fund our operations, particularly if our cash flows from operating activities were to decrease or if the Credit Facility or Term Loan Facility were unavailable or used to capacity. The sale of additional equity securities or convertible debt securities in order to improve our liquidity could result in additional dilution to our stockholders. If we borrow under our Credit Facility or incur other debt, our expenses will increase and we could be subject to additional restrictions that may limit our operating flexibility. Newly issued securities may have rights, preferences and privileges that are senior or otherwise superior to those of our common stock. There is no assurance that equity or debt financing will be available in amounts or on terms acceptable to us. Without sufficient liquidity, we will be more vulnerable to any future downturns in our business or the general economy. Future increases in interest rates or other tightening of the credit markets, or future turmoil in the financial markets, could make it more difficult for us to access funds, to refinance our indebtedness (if necessary), to enter into agreements for new indebtedness, or to obtain funding through the issuance of our securities. Also, if we are unable to obtain credit on commercially reasonable terms in the future that could adversely impact our liquidity and results of operations.

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

Our stock price may be volatile.

The Company’s stock price has experienced volatility over time and this volatility may continue, in part due to factors such as those discussed in this Annual Report's Item 1A. Stock volatility may adversely affect stockholder confidence, as well as associate morale and retention for those associates who receive equity grants as part of their compensation packages, which could have a material adverse effect on our business, operational results, financial position and cash flows.

Future announcements or disclosure by us or others could affect the market price for our common stock, including but not limited to:

•	our ability to accomplish our strategic and tactical initiatives, and operating goals and to do so in accordance with the timing estimates we have publicly announced;

•	the performance of third-party contract manufacturers, suppliers and service providers;

•	actual or anticipated variations in our results of operations or those of our competitors;

•	sales of common stock or other securities by us or our stockholders in the future;

•	additions or departures of key personnel;

•	the trading volume of our common stock;

•	changes in earnings estimates, failure to obtain analyst coverage of our common stock or our failure to achieve our financial guidance;

•	decreases in market valuations of other retailers;

•	a reverse stock split in connection with seeking to be listed on a national stock exchange; and

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks that have been unrelated or disproportionate to the individual operating performance of these companies. This volatility could affect the price at which shares of our stock could be sold. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of such company’s securities. Such litigation could result in substantial costs, divert our management’s attention and resources and have a material adverse effect on our business, operational results, financial position, liquidity and cash flows.

4. LEGAL AND REGULATORY RISKS

If our long-lived assets become impaired, we may need to record significant non-cash impairment charges.

Periodically, we review our long-lived assets for impairment whenever economic events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If an individual store location is unable to generate sufficient future cash flows, we may be required to record a partial or full impairment of that store’s assets. In addition, significant negative industry or general economic trends, disruptions to our business and unexpected significant changes or planned changes in our use of our assets (such as store relocations or closures) may also result in impairment charges. Any such impairment charges, if significant, could adversely affect our financial position and results of operations.

Laws on privacy continue to evolve and further limits on how we collect or use customer information could adversely affect our business.

We collect and store customer information primarily for marketing to our customers and to improve the services we provide. The use or retention of certain customer information is subject to applicable privacy laws. As privacy, data protection and information security laws and regulations, become more prevalently or restrictive, our compliance costs may increase, particularly in the context of implementing changes to comport with these new laws or regulations, providing adequate data protection and adequate data transfer mechanisms. Individual states are increasingly adopting or revising privacy, data protection and information security laws that could have significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of customer and/or employee information, and some of our current or future business plans. New legislation or regulations, and the interpretation and application of existing laws and regulations, could increase our costs of compliance, technology and business operations and could reduce revenues from certain business initiatives. Moreover, the application of new laws or regulations to existing technology and practices can be uncertain and may lead to additional compliance risk and cost.

In recent years, there has been increasing regulatory enforcement and litigation activity in the area of privacy, data protection and information security in the United States. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory and/or governmental investigations and/or actions, litigation, fines, sanctions, ongoing regulatory monitoring, customer attrition, any or all of which could have a material adverse impact on our business, operational results, financial position and cash flows. In addition to the extent our or our business partners’ security procedures and protection of customer information prove to be insufficient or inadequate, we may become subject to litigation or other claims, which could expose us to liability and cause damage to our reputation, brand, results of operations, liquidity and cash flow.

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

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regards to a wide range of matters that are relevant to our business are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change or increase volatility of our reported or expected financial performance or financial condition. See Note 1, “Nature of Business and Significant Accounting Policies,” in the Notes to our Consolidated Financial Statements included herein for a description of recently issued accounting pronouncements, and “Critical Accounting Policies,” included herein which discusses accounting policies considered to be important to our operational results and financial condition. These and other future changes to accounting rules or regulations could have an adverse impact on our business, operational results, and financial position.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as rules subsequently implemented by the SEC, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these disclosures and compliance initiatives. Moreover, these rules and regulations result in increased legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, if we are successful in becoming re-listed on a national stock exchange, we will be required to spend additional time and effort complying with that exchange's corporate governance requirements.

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

We have incurred and continue to expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404. Moreover, if we do not comply with the requirements of Section 404 the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

Provisions in our charter documents and Delaware law may inhibit a takeover. We are entitled to certain other protective provisions under Delaware law.

We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third-party to acquire control of the Company, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and by-laws contain provisions that may discourage, delay or prevent a merger or acquisition involving us that some of our stockholders may consider favorable by, among other things:

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

A number of factors could adversely affect our operating costs, including additional government-imposed regulations regarding minimum wages, overtime, sick pay, predictive scheduling, paid leaves of absence, mandated health benefits, and changing regulations from the National Labor Relations Board or other agencies. In fact, recent changes in minimum wage laws have resulted in higher starting wage levels at a number of our stores. Complying with new legislation or regulations could be time consuming and expensive and if we are unable to offset increased labor costs through increased sales or improved gross margins, it could have a material adverse impact on our business, operational results, financial position, liquidity and cash flow.

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

From time-to-time, we may be involved in litigation, regulatory actions and other claims against our business. For example, in August of 2019, a stockholder, following a books and record demand, filed a purported class action in Delaware Chancery court contending that former and current directors of the Company breached their fiduciary duty by rejecting an offer to purchase the Company at $.80 per share. The Complaint also alleges that B. Riley, the Company's financial advisor, aided and abetted the board's alleged breach. The individual Defendants and B. Riley each filed a motion to dismiss; the motion has been fully briefed oral arguments before the Court held on February 13, 2020.

There are also other types of claims that could be asserted against us based on litigation that has been asserted against others, particularly in the retail industry such as intellectual property infringement (as discussed below) customer and employment claims, actions against directors or officers, including class action claims or lawsuits alleging violations of federal or state laws. These matters could raise complex factual and legal issues requiring significant management time and, if determined to be adverse to the Company, could subject the Company to material liabilities.

In recent years, there has been increasing activity by companies which have acquired intellectual property rights, but do not practice those rights (sometimes referred to as “patent trolls”), to engage in very broad licensing programs aimed at a large number of companies in a wide variety of businesses, or at retail companies specifically. These efforts typically involve proposing licenses in exchange for a payment of money and may also include the threat or actual initiation of litigation. Any such litigation can be costly to defend, even if the claims are unsubstantiated or ultimately to be found without merit. It is not possible to predict the impact, if any, of such claims on our business and operations.

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

At February 1, 2020, MPW stores, outlet stores, Christopher & Banks stores, and C.J. Banks stores averaged approximately 4,000, 4,000, 3,300 and 3,600 square feet, respectively. Approximately 84% of the total aggregate store square footage is allocated to selling space.

At February 1, 2020, we operated 447 stores in 44 states as follows:

State	MPW	Outlet	Christopher & Banks	C.J. Banks	Total Stores
Alabama	1	—	—	—	1
Arizona	3	3	—	—	6
Arkansas	2	1	—	—	3
California	4	—	—	—	4
Colorado	7	3	2	2	14
Connecticut	1	2	—	—	3
Delaware	1	1	—	—	2
Florida	3	4	—	—	7
Georgia		2	—	—	2
Idaho	5	—	—	—	5
Illinois	20	1	1	1	23
Indiana	12	3	2	2	19
Iowa	17	2	2	2	23
Kansas	9	1	2	2	14
Kentucky	6	1	2	2	11
Maine	2	1	1	1	5
Maryland	5	1	—	—	6
Massachusetts	1	—	—	—	1
Michigan	19	4	1	—	24
Minnesota	26	4	—	—	30
Missouri	10	3	2	2	17
Montana	5	—	—	—	5
Nebraska	7	1	3	3	14
New Hampshire	1	2	—	—	3
New Jersey	—	1	—	—	1
New Mexico	1	—	1	—	2
New York	16	4	1	1	22
North Carolina	2	2	—	—	4
North Dakota	4	—	2	2	8
Ohio	22	4	3	2	31
Oklahoma	4	1	—	—	5
Oregon	5	4	—	—	9
Pennsylvania	25	5	—	—	30
South Carolina	1	2	—	—	3
South Dakota	6	—	1	1	8
Tennessee	9	3	—	—	12
Texas	4	—	—	—	4
Utah	6	2	1	1	10
Vermont	1	1	—	—	2
Virginia	6	1	1	1	9
Washington	10	3	—	—	13
Wisconsin	12	4	3	3	22
West Virginia	6	—	1	1	8
Wyoming	2	—	—	—	2
TOTAL	309	77	32	29	447

Store Leases

All of our store locations are leased. Lease terms typically include an initial rental period of 2-10 years and may contain a renewal option. Certain leases do not have a specified termination date and operate on a month-to-month term. Leases generally require payments of fixed minimum rent and/or contingent percentage rent, calculated based on a percent of sales in excess of a specified threshold, as well as other typical charges such as common area maintenance, media/marketing funds, real estate taxes and insurance.  Most of our leases allow the Company to exercise a sales volume kick-out prior to the end of the lease if certain sales thresholds are not achieved.

The following table, which covers all of the stores operated by us at February 1, 2020, indicates the number of leases expiring during the periods indicated and the number of such leases with renewal options. The number of stores with leases expiring in the next fiscal year includes stores which currently are operating on month-to-month terms.

Fiscal Years	Number of Leases Expiring	Number with Renewal Options
2020	170	1
2021	98	—
2022	38	4
2023	20	1
2024	41	4
2025 and thereafter	80	3
Total	447	13

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

On April 27, 2018, we completed the sale of and entered into an agreement to leaseback the Plymouth, Minnesota corporate headquarters and distribution facility. The agreement provided for the sale of the facility for a purchase price of $13.7 million and the subsequent leaseback of the facility for a 15-year period, excluding a 5-year renewal option.

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

On August 14, 2019, Mark Gottlieb, a Company stockholder, filed a purported class action proceeding against Jonathan Duskin; Seth Johnson; Keri Jones; Kent Kleeberger; William Sharpe, III; Joel Waller and Laura Weil (the "Named Directors"), B. Riley FBR, Inc. and B. Riley Financial Inc., in the Court of Chancery in the State of Delaware, on behalf of himself and all stockholders who held shares as of December 20, 2018. The lawsuit alleges that the Named Directors breached their duty of loyalty in connection with the Company's rejection in December of 2018, of an unsolicited bid to acquire the Company. The lawsuit further alleges that the B. Riley firms aided and abetted the asserted breach of the duty of loyalty by the Named Directors. The Company believes the Complaint is without merit. The Named Directors, and the Company on their behalf, together with the B. Riley firms, intend to defend the lawsuit vigorously. On September 18, 2019, the Director Defendants filed a motion to dismiss the Plaintiff's complaint for failure to state a claim upon which relief can be granted. The motion has been briefed by Plaintiff and the Defendants and oral argument on the motion was held before the Court of Chancery on February 13, 2020.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A. INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information regarding our executive officers as of March 13, 2020:

Name	Age	Positions and Offices
Keri Jones	56	President and Chief Executive Officer
Richard Bundy	40	Senior Vice President, Chief Financial Officer
Rachel Endrizzi	44	Senior Vice President, Chief Marketing Officer
Andrea Kellick	57	Senior Vice President, Chief Merchandising Officer
Luke Komarek	66	Senior Vice President, General Counsel and Corporate Secretary
Carmen Wamre	51	Senior Vice President, Chief Stores Officer

Keri Jones has served as our President and Chief Executive Officer ("CEO") and a director since March 12, 2018. From May 2017 until February 2018, Ms. Jones served as Executive Vice President, Chief Merchant of Dick's Sporting Goods ("Dick's"). Prior to Dick's, Ms. Jones spent 27 years at Target Corporation, where she served in a variety of leadership roles, including as Executive Vice President, Global Supply Chain, from 2015 to 2016; Executive Vice President, Merchandise Planning and Operations, from 2014 to 2015; Senior Vice President, Merchandise Planning, from 2011 to 2014; Senior Vice President, Health and Beauty, from 2008 to 2011; and Vice President, General Merchandise Manager, Toys and Sporting Goods, from 2001 to 2008.

Richard Bundy has served as Senior Vice President, Chief Financial Officer since July 2018. Mr. Bundy was with Chico’s FAS, Inc. ("Chico's") for approximately ten years serving in a variety of ever-increasing financial roles, most recently as Vice President, Brand Finance & Strategy from 2015 to 2018. Prior to joining Chico’s , Mr. Bundy served as a financial analyst at Limited Brands, Inc. and Albertsons Companies, Inc. and as a project resource analyst with NASA.

Rachel Endrizzi joined the Company as Senior Vice President, Chief Marketing Officer in June 2019. Prior to joining the Company, Ms. Endrizzi was at Regis Corporation ("Regis") for 15 plus years most recently serving as SVP, Chief Marketing Officer from May 2017 to March 2019. Prior to Regis, Ms. Endrizzi held various marketing roles involving brands such as Polaris, Tresemme/Alberto-Culver and Famous Footwear.

Andrea Kellick has served as Senior Vice President, Chief Merchandising Officer since July 2018. Ms. Kellick was with Target Corporation for approximately sixteen years serving in a variety of merchandising and planning roles including jewelry, accessories, domestics and apparel, most recently as Vice President, Women’s Apparel from 2016 to 2018 and Vice President, Bedding, Bath & Home Decor from 2011 to 2015. Prior to joining Target Corporation, Ms. Kellick served in various merchandising and sourcing roles for Old Navy, Express, Inc. and Spiegel Inc.

Luke Komarek has served as Senior Vice President, General Counsel since May 2007. He was named Corporate Secretary in August 2007. Prior to joining the Company, Mr. Komarek served as General Counsel for several public and private companies.

Carmen Wamre has served as Senior Vice President, Chief Stores Officer since December 2018. Ms. Wamre was with Express, Inc. for approximately 28 years in a variety of leadership roles including as Zone Vice President for nine years and as a Regional Director for six years.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTCQX Marketplace of the OTC Markets Group ("OTCQX") under the symbol “CBKC”.

As of March 6, 2020, there were approximately 130 holders of record of our common stock. The last reported sales price on the OTCQX of our common stock on March 6, 2020 was $0.44.

The following table summarizes information in connection with purchases made by, or on behalf of, the Company or any affiliated purchaser of the Company, of shares of the Company’s common stock during the 13-week period ended February 1, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
November 3, 2019 - November 30, 2019	—	$—	—	$1,802,932
December 1, 2019 - December 31, 2019	—	$—	—	$1,802,932
Total	—	$—	—	$—

(1) On December 20, 2018, the Company announced that the Board of Directors authorized a stock repurchase program to purchase up to $2.0 million of the Company’s outstanding common stock through the period ending December 31, 2019. The shares were repurchased from time to time through open market purchases in a manner consistent with applicable securities laws and regulations.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. We refer to the 52 weeks ended February 1, 2020 and the 52 weeks ended February 2, 2019 in this MD&A as “Fiscal 2019” and “Fiscal 2018”, respectively.

Executive Overview

We are a national specialty retailer featuring exclusively designed, privately-branded women’s apparel and accessories. We offer our customers an assortment of classic and versatile clothing for her everyday needs at a good value.

We operate an integrated, omni-channel business platform that is designed to provide our customers a seamless retail experience with the ability to shop when and where they want, including our retail stores, outlet stores, and website. This allows our customers to browse, purchase, return, or exchange our merchandise through the channel that is optimal for her.

As of February 1, 2020, we operated 447 stores in 44 states, including 309 Missy, Petite, Women ("MPW") stores, 77 outlet stores, 32 Christopher & Banks ("CB") stores, and 29 C.J. Banks ("CJ") stores. Our CB brand offers unique fashions and accessories featuring exclusively designed assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P. Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W. Our MPW concept and outlet stores offer an assortment of both Christopher & Banks and C.J. Banks apparel servicing the Missy, Petite and Women-sized customer in one location.

Other Developments

During fiscal year 2019, the Company had the following addition to its executive leadership team: Rachel Endrizzi (Senior Vice President, Chief Marketing Officer in June 2019).

Strategic Priorities

Our overall business strategy is to build sustainable, long-term revenue growth and consistent profitability through the following strategic initiatives:

•	Enhancing the customer shopping experience;

•	Improving marketing and promotional effectiveness;

•	Expanding omni-channel capabilities;

•	Building loyalty and grow our customer file; and

•	Reducing operating expenses.

Enhancing the Customer Shopping Experience

We are committed to enhancing our customer's shopping experience by providing a well curated, relevant and inspiring product assortment that is presented in a way that is easy for her to shop. This begins with offering the right product, but also means delivering a consistent flow of newness; maintaining an in-stock position on key items to meet demand; creating compelling visual displays; merchandising the store in a way that is easy and appealing to shop; and of course, delivering an amazing customer experience.

Improving Marketing and Promotional Effectiveness

Our goals include executing disciplined markdown management, leveraging improved analytics to inform what types and depth of promotions and targeted offers are used, to increase our return on our marketing investments and to elevate our marketing message. We have improved our marketing collateral with higher quality photography, including emotive video advertising and our collections in a more modern, fresh and aspirational way, while maintaining our approachability. We are also taking a holistic approach to our marketing and advertising with more consistent messaging across all channels and media. We believe that this increased consistency combined with the enhancements described above will raise her perception and will attract more customers to our brand

Expanding Omni-Channel Capabilities

Our integrated, omni-channel strategy is designed to provide customers with a seamless retail experience, allowing her to shop whenever, however and wherever she chooses. In January of 2018, we launched “Buy online ship to store,” and in November of 2018, we launched “Buy online ship from store.” As of November 2019, we are fulfilling eCommerce orders from all of our CB, CJ, and MPW stores. We launched “Buy online pick up in store” at the order level during the second quarter of Fiscal 2019. These flexible fulfillment options not only serve a customer need, they allow us to better leverage our inventory across our entire chain.

Building Loyalty and Grow our Customer File

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

Reducing Operating Expense

We intend to take a holistic approach in reducing operating expenses. In Fiscal 2019, we engaged a leading national third-party real estate consulting firm to assist us in lease restructuring and to accelerate and increase occupancy cost savings. As a result of these lease restructuring efforts, we realized approximately $2.0 million in additional occupancy cost savings in Fiscal 2019 and expect to realize an incremental $4.6 million in Fiscal 2020 for a total of $6.6 million for both Fiscal 2019 and Fiscal 2020.

We have also hired a third-party, non-merchandise procurement specialist to assist us in analyzing relationships and negotiating cost reductions. In addition, we intend to continue to aggressively negotiate rent reductions, optimize our marketing spend, review and reduce our corporate overhead and reduce our shipping and fulfillment expense.

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

Results of Operations

The following table presents selected consolidated financial data for each of the past two fiscal years:

			Net Change		Percent of Net Sales
(dollars in thousands)	52 Weeks Ended February 1, 2020	52 Weeks Ended February 2, 2019	Amount	Percent	February 1, 2020	February 2, 2019
Net sales	$348,850	$348,900	$(50)	—%	100.0%	100.0%
Merchandise, buying and occupancy costs	240,023	246,269	(6,246)	(2.5)%	68.8%	70.6%
Gross profit	108,827	102,631	6,196	6.0%	31.2%	29.4%
Other operating expenses:
Selling, general and administrative	116,143	120,371	(4,228)	(3.5)%	33.3%	34.5%
Depreciation and amortization	8,565	10,158	(1,593)	(15.7)%	2.5%	2.9%
Impairment of long-lived assets	311	4,384	(4,073)	(92.9)%	0.1%	1.3%
Total other operating expenses	125,019	134,913	(9,894)	(7.3)%	35.8%	38.7%
Operating loss	(16,192)	(32,282)	16,090	(49.8)%	(4.6)%	(9.3)%
Interest expense, net	(475)	(183)	(292)	159.6%	(0.1)%	(0.1)%
Loss before income taxes	(16,667)	(32,465)	15,798	(48.7)%	(4.8)%	(9.3)%
Income tax provision	27	374	(347)	(92.8)%	—%	0.1%
Net loss	$(16,694)	$(32,839)	$16,145	(49.2)%	(4.8)%	(9.4)%

Rate trends as a percentage of net sales	Fiscal 2019	Fiscal 2018
Gross margin	31.2%	29.4%
Selling, general, and administrative	33.3%	34.5%
Depreciation and amortization	2.5%	2.9%
Operating loss	(4.6)%	(9.3)%

Fiscal 2019 Summary

•	Net sales were flat compared to the same period last year. A decline in average unit retail was partially offset by increases in the number of transactions and units sold per transaction.

•	Comparable sales in Fiscal 2019 increased 0.2%, compared to a 2.6% decrease in Fiscal 2018.

•	eCommerce comparable sales increased 6.0% in Fiscal 2019 compared to a 15.3% increase in Fiscal 2018.

•
Gross margin percentage improved 178 basis points compared to the same period last year as improvements in merchandise margin and occupancy expenses were partially offset by higher shipping costs relating to our ship from store initiative.

•
Selling, general, and administrative expense was $4.2 million, or 3.5%, less than the same period last year due to lower expenses for compensation, medical benefits, professional services and eCommerce, and the sale of a claim regarding credit card interchange fees in the second quarter. These expense decreases were partially offset by an increase in insurance and recruiting and training expenses.

•	Net loss totaled $16.7 million, a $0.44 loss per share, in Fiscal 2019 compared to a net loss of $32.8 million, a $0.88 loss per share, in Fiscal 2018.

•
As of February 1, 2020, we held $3.2 million of cash and cash equivalents, compared to $10.2 million as of February 2, 2019. There were no outstanding borrowings under our Credit Facility as of February 1, 2020 and February 2, 2019.

Net Sales

The components of the flat net sales in Fiscal 2019 compared to Fiscal 2018 were as follows:

Sales driver change components	Fiscal 2019
Number of transactions	1.5%
Average unit retail	(2.2)%
Units per transaction	0.5%
Other sales	0.2%
Total sales driver change decrease	—%

Comparable sales	Fiscal 2019
Comparable sales	0.2%

Sales were flat primarily as a 2.2% decrease in average unit retail was partially offset by an increase of 1.5% in the number of transactions and a 0.5% increase in units per transaction.

To supplement our comparable sales measure, we also monitor changes in other store sales metrics as illustrated in the table below:

Store metrics	Fiscal 2019
Net sales per store % change	(0.6)%
Net sales per square foot % change	(1.0)%

Net sales per store and net sales per square foot for Fiscal 2019 each declined from the 2.2% decrease in average unit retail, partially offset by an increase of 1.5% in the number of transactions and a 0.5% increase in units per transaction.

Store count, openings, closings, and square footage for our stores were as follows:

	Store Count						Square Footage (1)
Stores by Format	February 2, 2019	Open	Close	MPW Conversions	February 1, 2020	Avg Store Count	February 1, 2020	February 2, 2019
MPW	312	6	(8)	(1)	309	311	1,228	1,227
Outlet	80	1	(4)	—	77	80	310	321
Christopher and Banks	33	1	—	(2)	32	33	105	109
C.J. Banks	30	1	(1)	(1)	29	30	104	109
Total Stores	455	9	(13)	(4)	447	454	1,747	1,766
________________________________________

(1)	Square footage presented in thousands.

Average store count for Fiscal 2019 was 454 stores compared to an average store count of 461 stores in Fiscal 2018, a decrease of 1.4%. Average square footage in Fiscal 2019 decreased 1.1% compared to Fiscal 2018.

Gross Profit

Gross margin percentage improved 178 basis points compared to the same period last year as improvements in occupancy expenses and merchandise margin were partially offset by higher shipping costs relating to our ship from store omni-channel initiative.

Selling, General, and Administrative ("SG&A") Expenses

SG&A decreased by $4.2 million due to lower expenses for compensation, medical benefits, professional services and eCommerce, and the sale of a claim regarding credit card interchange fees in the second quarter. These expense decreases were partially offset by an increase in insurance and recruiting and training expenses. As a percent of net sales, SG&A decreased by approximately 1.2%.

Depreciation and Amortization

Depreciation and amortization expense decreased primarily due to the sale-leaseback of the corporate facility in April 2018, a 1.4% decrease in average store count and lower depreciation due to impairment charges on store-related fixed assets taken in the third and fourth quarters of Fiscal 2018, as well as in the second quarter of Fiscal 2019.

Operating Loss

Our operating loss decreased 49.8% in Fiscal 2019 compared to Fiscal 2018 due to the $6.2 million increase in gross profit, the $4.2 million decline in SG&A expense, the $1.6 million decline in depreciation expense and the $4.1 million decline in asset impairment charges.

Interest expense, net

The increase in net interest expense was due to a higher level of average borrowings from our Credit Facility during Fiscal 2019 compared to Fiscal 2018.

Net earnings

Our net loss decrease in Fiscal 2019 compared to our net loss in Fiscal 2018 was primarily due to gross margin increases, decreases in SG&A expense, depreciation expenses, and store impairment charges. These improvements were partially offset by higher interest expense.

Fiscal 2020 Outlook

For the full year of Fiscal 2020, the Company expects:

•	Comparable sales to increase in the low-single digits;

•	Gross margin expansion of 200 to 350 basis points;

•	EBITDA to be between breakeven and a positive $5.0 million; and

•	To end the fiscal year with positive cash and no outstanding borrowings under its asset-based Credit Facility.

In regards to the COVID-19 Coronavirus, the situation remains very fluid and we are monitoring it closely to assess the potential implications to our business. Accordingly, the guidance above does not reflect the potential impact of the COVID-19 Coronavirus outbreak.

Liquidity and Capital Resources

Summary

We expect to operate our business and execute our strategic initiatives principally with funds generated from operations and from our Credit Facility and Term Loan, subject to compliance with the financial covenant and the other terms of the Company’s Credit Facility with Wells Fargo and Term Loan with ALCC, LLC.

Our cash and cash equivalents balance as of the end of Fiscal 2019 and 2018 was $3.2 million and $10.2 million, respectively.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for each of the past three fiscal years:

(in thousands)	Fiscal 2019	Fiscal 2018
Net cash used in operating activities	$(4,924)	$(21,508)
Net cash (used in) provided by investing activities	(2,006)	9,035
Net cash used in financing activities	(111)	(365)
Net decrease in cash and cash equivalents	$(7,041)	$(12,838)

Operating Activities

The $16.6 million change in cash used in operating activities for Fiscal 2019 compared to Fiscal 2018 was primarily due to the improvement in the net loss and changes in working capital. The positive effect of these items were partially offset by changes in non-cash expense and lease-related items. Working capital fluctuations are a reflection of seasonal patterns of sales and inventory purchasing. The year-over-year change is due to the timing of accounts payable and payroll accruals.

Investing Activities

Cash used in investing activities for the current period was $2.0 million as compared to an increase of cash of $9.0 million last year. The $11.0 million change is primarily attributable to proceeds of $13.3 million from the sale of the corporate facility as part of a sale-leaseback transaction in April 2018. Capital expenditures for Fiscal 2019 were approximately $2.0 million, which primarily reflected investments in technology associated with our eCommerce initiatives and merchandising capabilities, and expenditures supporting new stores.

Financing Activities

During Fiscal 2019, the Company repurchased 324,053 shares at a cost of approximately $0.1 million.

We have not paid any dividends since 2010.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, our Credit Facility and, as of February 27, 2020, our Term Loan Facility are our most significant sources of liquidity. We believe that our sources of liquidity will be sufficient to sustain operations and to finance anticipated capital investments and strategic initiatives over the next twelve months. However, in the event our liquidity is not sufficient to meet our operating needs, we may be required to limit our spending. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing facilities or obtain additional financing, if necessary, on favorable terms.

The Credit Facility with Wells Fargo was amended and extended on August 3, 2018 with an expiration date of August 3, 2023. The Credit Facility amendment in 2018 supplemented the Company's existing $50.0 million revolving Credit Facility by adding a new $5.0 million revolving "first-in, last out" ("FILO Facility") tranche, subject to the borrowing base restrictions applicable to the FILO facility. On February 27, 2020, the Company and Wells Fargo again amended the Credit Facility, which eliminated the $5.0 million FILO loan tranche simultaneously with the Company entering into a Term Loan Credit Facility with ALCC, LLC, a related entity of Angelo Gordon.

There were no outstanding borrowings under the Credit Facility as of February 1, 2020 and February 2, 2019. The total borrowing base at February 1, 2020 was approximately $31.6 million. As of February 1, 2020, the Company had open on-demand letters of credit of approximately $11.9 million. Accordingly, after reducing the capped borrowing base, no current borrowings, open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the revolving loan cap, the net availability of revolving credit loans under the Credit Facility was approximately $16.7 million at February 1, 2020.

See Note 5 - Credit Facility and Note 14 - Subsequent Events for additional details regarding our Credit Facility and Term Loan Credit Facility.

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

Sourcing

We directly imported approximately 64% and 52% of our merchandise purchases during Fiscal 2019 and Fiscal 2018, respectively. A significant amount of our merchandise was manufactured overseas during each of these fiscal periods, primarily in China, Cambodia, Indonesia and Vietnam. Our reliance on sourcing from foreign countries may cause us to be exposed to certain risks as indicated below and in Part I, “Item 1A. Risk Factors” in this Annual Report.

We do not have long-term purchase commitments or arrangements with any of our suppliers or buying agents. Our ten largest vendors represented approximately 66% and 67% of our total merchandise purchases in Fiscal 2019, and Fiscal 2018, respectively. One of our suppliers accounted for approximately 14% and 16% of our purchases during Fiscal 2019, and Fiscal 2018, respectively. Another supplier accounted for approximately 9% and 10% of our purchases during Fiscal 2019, and Fiscal 2018, respectively. No other vendor supplied greater than 10% of the Company's merchandise purchases during the last two fiscal years.

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

Although we expect the cost of cotton and synthetics to remain relatively stable in Fiscal 2020, our average unit cost may change based on other factors, including overall mix of fashion versus core merchandise, fluctuations in transportation costs and potential changes in tariffs. To the extent that we cannot offset increases in the cost of goods with other cost reductions or efficiencies, we may be forced to sell the product at higher prices, which our customers may be less prone to accept.

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

When reviewing long-lived assets for impairment, we group long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For long-lived assets deployed at store locations, we review for impairment at the individual store level. These reviews involve comparing the carrying value of all leasehold improvements, store furniture and fixtures and right-of-use assets located at each store to the net cash flow projections for each store. In addition, we conduct separate impairment reviews at other levels as appropriate. For example, shared assets such as our corporate office and distribution center would be evaluated by reference to the aggregate assets, liabilities and projected residual cash flows of all areas of the businesses utilizing those shared assets.

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

We recorded long-lived asset impairment charges of approximately $0.3 million and $4.4 million in Fiscal 2019, and Fiscal 2018, respectively, related to underperforming store locations.

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

A customer loyalty liability of $4.3 million and $3.8 million is included in accrued liabilities as of the end of Fiscal 2019 and Fiscal 2018, respectively.

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

Forming a conclusion that a valuation allowance is not needed is difficult when negative evidence such as cumulative losses exists. Based on available objective evidence and cumulative losses, management believes it is more likely than not that the deferred tax assets are not recognizable and will not be recognized until the Company has sufficient taxable income. Accordingly, the net deferred tax assets with the exception of certain deferred state benefits, have been offset by a valuation allowance. The valuation allowance increased by $3.0 million and $5.5 million during the years ended February 1, 2020 and February 2, 2019, respectively. The increase in the valuation allowance in the current year is a result of the increase in deferred taxes. The valuation allowance does not have any impact on cash and does not prevent the Company from using the deferred tax assets in future periods when profits are realized.

The Company has not completed an IRC Section 382 review for Fiscal 2019. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations of the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Christopher & Banks Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Christopher & Banks Corporation and subsidiaries (the "Company") as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended February 1, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the two years in the period ended February 1, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company adopted the provisions of Accounting Standards Codification Topic 842, Leases, effective February 3, 2019 using the Comparatives Under ASC 840 approach.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
March 16, 2020

We have served as the Company's auditor since 2017.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	February 1, 2020	February 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$3,198	$10,239
Accounts receivable	2,975	2,767
Merchandise inventories	41,698	41,039
Prepaid expenses and other current assets	4,072	3,372
Income taxes receivable	291	268
Total current assets	52,234	57,685
Non-current assets:
Property, equipment and improvements, net	24,952	31,643
Operating lease assets	110,509	—
Deferred income taxes	613	499
Other assets	1,098	1,276
Total non-current assets	137,172	33,418
Total assets	$189,406	$91,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,715	$17,834
Current portion of long-term lease liabilities	26,185	—
Accrued salaries, wages and related expenses	4,723	4,954
Accrued liabilities and other current liabilities	24,053	25,894
Total current liabilities	78,676	48,682
Non-current liabilities:
Deferred lease incentives	—	6,267
Long-term lease liabilities	99,793	6,661
Other non-current liabilities	1,829	8,970
Total non-current liabilities	101,622	21,898

Commitments	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 48,680 and 48,365 shares issued, and 38,377 and 38,386 shares outstanding at February 1, 2020 and February 2, 2019, respectively	452	481
Additional paid-in capital	129,413	128,714
(Accumulated deficit) retained earnings	(7,882)	4,137
Common stock held in treasury, 10,303 and 9,979 shares at cost at February 1, 2020 and February 2, 2019, respectively	(112,875)	(112,809)
Total stockholders’ equity	9,108	20,523
Total liabilities and stockholders’ equity	$189,406	$91,103

See Notes to Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Fiscal Year Ended
	February 1, 2020	February 2, 2019
	(52 weeks)	(52 weeks)
Net sales	$348,850	$348,900
Merchandise, buying and occupancy costs	240,023	246,269
Gross profit	108,827	102,631
Other operating expenses:
Selling, general and administrative	116,143	120,371
Depreciation and amortization	8,565	10,158
Impairment of long-lived assets	311	4,384
Total other operating expenses	125,019	134,913
Operating loss	(16,192)	(32,282)
Interest expense, net	(475)	(183)
Loss before income taxes	(16,667)	(32,465)
Income tax provision	27	374
Net loss and comprehensive loss	$(16,694)	$(32,839)

Basic loss per share:
Net loss	$(0.44)	$(0.88)
Basic shares outstanding	37,891	37,492

Diluted loss per share:
Net loss	$(0.44)	$(0.88)
Diluted shares outstanding	37,891	37,492

See Notes to Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Treasury		Common Stock
	Shares Held	Amount Held	Shares Outstanding	Amount Outstanding	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Total
February 3, 2018	9,791	$(112,711)	37,834	$475	$127,652	$34,993	$50,409
Net loss	—	—	—	—	—	(32,839)	(32,839)
Issuance of restricted stock, net of forfeitures	—	—	740	7	(39)	—	(32)
Stock-based compensation expense	—	—	—	—	1,101	—	1,101
Acquisition of common stock held in treasury, at cost	188	(98)	(188)	(1)	—	—	(99)
Cumulative effect of accounting change	—	—	—	—	—	1,983	1,983
February 2, 2019	9,979	$(112,809)	38,386	$481	$128,714	$4,137	$20,523
Net loss	—	—	—	—	—	(16,694)	(16,694)
Issuance of restricted stock, net of forfeitures	—	—	315	3	(16)	—	(13)
Stock-based compensation expense	—	—	—	—	715	—	715
Acquisition of common stock held in treasury, at cost	324	(66)	(324)	(32)	—	—	(98)
Cumulative effect of accounting change	—	—	—	—	—	4,675	4,675
February 1, 2020	10,303	$(112,875)	38,377	$452	$129,413	$(7,882)	$9,108

See Notes to Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	February 1, 2020	February 2, 2019
	(52 weeks)	(52 weeks)
Cash flows used by operating activities:
Net loss	$(16,694)	$(32,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,565	10,158
Impairment of store assets	311	4,384
Deferred income taxes, net	(72)	98
Amortization of financing costs	61	61
Lease expense	25,449	—
Deferred lease-related liabilities	—	(950)
Stock-based compensation expense	715	1,101
Loss on disposal of assets	—	3
Changes in operating assets and liabilities:
Accounts receivable	(208)	(141)
Merchandise inventories	(659)	323
Prepaid expenses and other assets	(1,143)	(605)
Income taxes receivable	(23)	(96)
Accounts payable	5,920	(2,857)
Accrued liabilities	1,141	251
Lease liabilities	(27,882)	—
Other liabilities	(405)	(399)
Net cash used by operating activities	(4,924)	(21,508)
Cash flows (used by) provided from investing activities:
Purchases of property, equipment and improvements	(2,006)	(4,294)
Proceeds from sale of assets	—	13,329
Net cash (used by) provided from investing activities	(2,006)	9,035
Cash flows used by financing activities:
Shares redeemed for payroll taxes	(13)	(32)
Proceeds from short-term borrowings	15,400	9,100
Payments of short-term borrowings	(15,400)	(9,100)
Acquisition of common stock held in treasury, at cost	(98)	(99)
Payment of deferred financing costs	—	(234)
Net cash used by financing activities	(111)	(365)
Net decrease in cash and cash equivalents	(7,041)	(12,838)
Cash and cash equivalents at beginning of period	10,239	23,077
Cash and cash equivalents at end of period	$3,198	$10,239
Supplemental cash flow information:
Interest paid	$475	$190
Income taxes paid	$87	$147
Accrued purchases of property, equipment and improvements	$98	$156

See Notes to Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Nature of Business and Significant Accounting Policies

Christopher & Banks Corporation, through its wholly owned subsidiaries (collectively referred to as “Christopher & Banks”, “the Company”, “we” or “us”), operates retail stores selling women’s apparel and accessories in the United States ("U.S."). The Company operated 447 and 455 stores as of February 1, 2020 and February 2, 2019, respectively. The Company also operates an eCommerce website for its Christopher & Banks and C.J. Banks brands at www.christopherandbanks.com.

Fiscal year and basis of presentation

The Company follows the standard fiscal year of the retail industry, which is a fifty-two or fifty-three week period ending on the Saturday closest to January 31, and is designated by the calendar year in which the fiscal year commences.  The fiscal years ended February 1, 2020 ("Fiscal 2019") and February 2, 2019 ("Fiscal 2018") each consisted of fifty-two weeks.

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

Accounts receivable consisted of the following (in thousands):

	February 1, 2020	February 2, 2019
Credit card receivables	$2,078	$1,999
Other receivables	897	768
Total accounts receivable	$2,975	$2,767

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

Merchandise inventory consisted of the following (in thousands):

	February 1, 2020	February 2, 2019
Merchandise - in store/eCommerce	$29,921	$29,859
Merchandise - in transit	11,777	11,180
Total merchandise inventories	$41,698	$41,039

Property, equipment and improvements, net

Property, equipment and improvements are initially recorded at cost. Property and equipment is depreciated on a straight-line basis over its estimated useful life as follows:

Description	Estimated Useful Lives
Building and building improvements	25 years
Computer hardware and software	3 to 5 years
Equipment, furniture and fixtures	3 to 10 years
Store leasehold improvements	Shorter of the useful life or term of the lease, typically 2-10 years

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

When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset's estimated future cash flows (undiscounted and without interest charges). If the sum of the estimated future cash flows is less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset's estimated fair value, which is typically based on estimated discounted future cash flows or market value, as appropriate. We recognize an impairment loss if the amount of the asset's carrying value exceeds the asset's estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable long-lived asset, the new cost basis is depreciated over the remaining useful life of that asset.

When reviewing long-lived assets for impairment, we group long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For long-lived assets deployed at store locations, including right-of-use lease assets, we review for impairment at the individual store level.

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

Operating Lease Assets

The Company leases its headquarters and distribution center building and all of its store locations under operating leases. Beginning in Fiscal 2019, these operating leases are included in operating lease (right-of-use or ROU) assets, current portion of long-term lease liabilities, and long-term lease liabilities on our Consolidated Balance Sheets.
Minimum lease payments, including scheduled rent increases or escalation clauses are recognized as rent expense on a straight-line basis over the applicable lease term. Operating lease costs include the amortization of the ROU asset and interest related to the operating lease liability. Any differences between straight-line rent and rents paid is included in the ROU asset. Variable lease cost for the operating leases includes contingent rent and payments for executory costs such as real estate taxes, insurance and common area maintenance. Short-term lease cost for operating leases includes rental expenses for leases with a term of less than 12 months.
Certain leases contain provisions for contingent rents, which are determined as a percentage of sales in excess of specified levels. When specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable, the Company records a current accrued liability along with the corresponding rent expense.

Lease termination costs

Discounted liabilities for future lease costs and the fair value of related subleases of closed locations are recorded when the stores are closed prior to the expiration of the lease or execution of a lease termination agreement. In assessing the discounted liabilities for future costs of obligations related to closed stores, the Company makes assumptions regarding amounts of future subleases. If these assumptions or their related estimates change in the future, the Company may be required to record additional exit costs or reduce exit costs previously accrued. Actual settlements may vary substantially from recorded obligations. As of February 1, 2020 and February 2, 2019,  our lease termination liability is not material.

Advertising

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising costs for Fiscal 2019 and Fiscal 2018, were approximately $8.7 million and $8.7 million, respectively.

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

Long-lived asset impairment charges recorded during Fiscal 2019 and Fiscal 2018 were measured at fair value using Level 3 inputs.

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

Comprehensive Loss

Comprehensive loss is the change in equity (net assets) of a business entity during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive loss is the sum of net loss from operations and other items that must bypass the Statement of Operations because they have not been realized, including items like an unrealized holding gain or loss from available for sale securities and foreign currency translation gains or losses. There was no difference between the reported net loss and comprehensive loss for fiscal years ended February 1, 2020 and February 2, 2019.

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

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The Company adopted the new standard, ASC 842, Leases, and all related amendments on February 3, 2019 using the "Comparatives Under 840 Option" for all leases in which we applied the previous standard, ASC 840, Leases, and recognized the effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings as of February 3, 2019. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carryforward the historical lease classification. In addition, we elected certain practical expedients and accounting policies including the lessee practical expedient to not separate lease components. We made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We recognize those lease payments in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term. Adoption of the standard resulted in the recognition of operating lease assets and operating lease liabilities of $136.2 million and $153.9 million, respectively, as of February 3, 2019. The operating lease asset recorded at adoption of the standard represents the capitalization of operating lease assets and the reclassification of prepaid rent and leasehold acquisition costs, offset by the reclassification of straight-line rent accruals, tenant improvement allowances and vacant space reserves. At adoption, we recorded an adjustment to retained earnings of $4.7 million, which includes the recognition of the deferred gain on the sale-leaseback transaction of our corporate headquarters facility. Additional information and disclosures required by the new standard are contained in Note 11 - Leases.

In August 2018, the SEC adopted a final rule under SEC Release No. 33-10532, Disclosure Update and Simplification that amends certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments also expanded the disclosure requirements on the analysis of shareholders' equity for interim financial statements, in which registrants must now analyze changes in shareholders’ equity, in the form of reconciliation, for the current and comparative year-to-date periods, with subtotals for each interim period. This final rule was effective on November 5, 2018. As of the first quarter of Fiscal 2019, the Company has adopted all relevant disclosure requirements, including the shareholders' equity interim disclosures.

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

Right of return

As part of our merchandise sales, we offer customers a right of return on merchandise that lapses based on the original purchase date. The Company estimates the amount of sales that may be returned by our customers and records this estimate as a reduction of revenue in the period in which the related revenues are recognized. We utilize historical and industry data to estimate the total return liability. Conversely, the reduction in revenue results in a corresponding reduction in merchandise, buying and occupancy costs which results in a contract asset for the anticipated merchandise returned. The total reduction in revenue from estimated returns was $1.0 million and $1.2 million as of February 1, 2020 and February 2, 2019, respectively, which is included in accrued liabilities and other current liabilities in the Consolidated Balance Sheets.

Friendship® Rewards Program

The Company established its Friendship® Rewards Program as a loyalty program where customers earn points towards future discount certificates based on their purchase activity. We have identified the additional benefits received from this program as a separate performance obligation within a sales contract in the form of the discount certificates earned by customers. Accordingly, we assess any incremental discounts issued to our customers through the program and allocate a portion of the transaction price associated with merchandise sales from the loyalty program members to the future discounts earned. The transaction price allocated to future discounts is recorded as deferred revenue until the discounts are used or forfeited. In addition, the Company estimates breakage on the points earned within the program that will not be used by customers for future discounts. The Company estimates breakage based on the historical redemption rate and considers industry trends. Breakage is recorded as a reduction to the deferred revenue associated with the program. As of February 1, 2020, and February 2, 2019, the Company recorded $4.3 million and $3.8 million, respectively, in deferred revenue associated with the program, which is included in accrued liabilities and other current liabilities in the Consolidated Balance Sheets.

Gift card revenue

The Company sells gift cards to customers which can be redeemed for merchandise within our brick and mortar and eCommerce sales channels. Gift cards are recorded as deferred revenue when issued and are subsequently recorded as revenue upon redemption. The Company estimates breakage related to gift cards when the likelihood of redemption is remote. This estimate utilizes historical trends based on the vintage of the gift card. Breakage on gift cards is recorded as revenue in proportion to the rate of gift card redemptions by vintage. This represents a change in the methodology used to estimate breakage as, prior to the adoption of ASC 606, we had historically recognized breakage for the portion of the gift card balances that remained outstanding following 36 months of issuance. As of February 1, 2020, and February 2, 2019, the Company had $4.3 million and $4.6 million, respectively, of deferred revenue associated with the issuance of gift cards. The deferred gift card revenue is included in accrued liabilities and other current liabilities in the Consolidated Balance Sheets.

Private label credit card

The Company offers a private label credit card ("PLCC") under the Christopher and Banks brand name offered under an agreement with Comenity Bank. Pursuant to this agreement, there are several obligations on behalf of Comenity Bank that impact the recording of revenue.

As part of the agreement, the Company received a signing bonus. We have determined that the benefits associated with signing the agreement are recognized over time throughout its term. This is the most accurate depiction of the transfer of services as the customer receives and consumes the benefits by obtaining and having the ability to use financing through Comenity Bank for purchases within our brick and mortar and eCommerce sales channels throughout the agreement's term. The deferred signing bonus is included in other liabilities and is being recognized in net sales ratably over the term of the contract. The other revenue based on customer usage of the card is recognized in net sales in the periods in which the related customer transaction occurs. As of February 1, 2020, the Company had $1.3 million recorded as deferred revenue associated with the signing bonus, of which $0.3 million is included in accrued liabilities and other current liabilities and the remaining $1.1 million is included in other non-current liabilities in the Consolidated Balance Sheets. As of February 2, 2019, the Company had $1.6 million recorded as deferred revenue associated with the signing bonus, of which $0.3 million was included in accrued liabilities and other current liabilities and the remaining $1.3 million was included in other non-current liabilities in the Consolidated Balance Sheet. The Company recorded $0.3 million of revenue for the fiscal years ended February 1, 2020 and February 2, 2019 associated with the signing bonus.

The Company records revenue associated with royalties received for purchases made using the PLCC. Royalty revenue is recognized based on the total amount to which we have a right to invoice in accordance with the practical expedient included in ASC 606. Accordingly, royalty revenue is recognized in the period in which the related purchases is recognized.

The Company receives a performance bonus based on the total amount of new PLCC accounts that are opened during the year. We have determined that this is a form of variable consideration. Variable consideration is recorded if, in the Company’s judgment, it is probable that a significant future reversal of revenue under the contract will not occur. For the fiscal years ended February 1, 2020 and February 2, 2019, the Company met certain performance metrics within the contract and recorded a small amount of revenue associated with performance bonuses.

Disaggregation of revenue

The following table provides information about disaggregated revenue by sales channel. All revenue illustrated below is included within our one reportable segment.

	52 Weeks Ended February 1, 2020	52 Weeks Ended February 2, 2019
Brick and mortar stores	$267,967	$262,143
eCommerce sales	79,129	84,808	[1]
Other	1,754	1,949
Net sales	$348,850	$348,900

(1)
Includes approximately $11.3 million of 2018 revenues for the fifty-two week period ended from orders placed in store and fulfilled from another location. For 2019, similar sales are included in brick and mortar stores.

Amounts included within other revenue relate to revenues earned from our private label credit card, net of any revenue adjustments and accruals.

Contract balances

The following table provides information about contract liabilities from contracts with customers (in thousands):

	Contract Liabilities
	February 1, 2020		February 2, 2019
	Current	Non-Current	Current	Non-Current
Right of return liability	$979	$—	$1,176	$—
Friendship Rewards Program liability	4,280	—	3,768	—
Gift card revenue liability	4,282	—	4,646	—
Private label credit card liability	274	1,073	274	1,348
Total	$9,815	$1,073	$9,864	$1,348

The Company recognized revenue of $4.1 million and $4.5 million in the fifty-two week periods ended February 1, 2020 and February 2, 2019, respectively, related to contract liabilities recorded at the beginning of the period. Such revenues were comprised of the redemption and forfeiture of Friendship Rewards Program discount certificates, redemption of gift cards, and amortization of the PLCC signing bonus. The Company did not have any material contract assets as of February 1, 2020 or February 2, 2019. For the fifty-two week periods ended February 1, 2020 and February 2, 2019, the Company did not recognize any revenue resulting from changes in the estimated variable consideration to be received associated with performance obligations satisfied or partially satisfied in prior periods.

Transaction price allocated to remaining performance obligations

The following table includes the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied as of February 1, 2020:

	Revenue Expected to be Recognized by Period
	Total	Less than 1 year	1-3 years	3-5 years
Private label credit card	$1,347	$274	$822	$251
Total	$1,347	$274	$822	$251

Contract Costs

The Company has not incurred any costs to obtain or fulfill a contract.

NOTE 3 — Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following (in thousands):

Description	February 1, 2020	February 2, 2019
Store leasehold improvements	$49,894	$50,305
Store furniture and fixtures	69,735	70,815
Corporate office and distribution center furniture, fixtures and equipment	6,463	6,179
Computer and point of sale hardware and software	32,952	33,098
Construction in progress	275	419
Total property, equipment and improvements, gross	159,319	160,816
Less accumulated depreciation and amortization	(134,367)	(129,173)
Total property, equipment and improvements, net	$24,952	$31,643

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

Due to declining sales and continued operating losses, the Company performed impairment analyses during the fiscal year ended February 1, 2020. Leasehold improvements, store furniture and fixtures, and right-of-use operating lease assets at certain underperforming stores, and stores identified for closure were analyzed for impairment. As a result of these analyses, the Company recorded $0.3 million of long-lived asset impairment during the 52 weeks ended February 1, 2020. The Company recorded long-lived asset impairment of $4.4 million during the 52 weeks ended February 2, 2019. See Note 9 - Fair Value Measurements, for further additional discussion.

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

As part of the transaction, the Company deposited $1.7 million in escrow for certain repairs to the building. As of February 2, 2019, $0.8 million remained in escrow for repairs to the building. This amount was considered to be restricted cash and was included within cash and cash equivalents on the Consolidated Balance Sheets. As of February 1, 2020, all repairs were completed and nothing remained in escrow.

NOTE 4 — Accrued Liabilities and Other Current Liabilities

Accrued liabilities and other current liabilities consisted of the following (in thousands):

	February 1, 2020	February 2, 2019
Gift card and store credit liabilities	$4,282	$4,646
Accrued Friendship Rewards Loyalty Program liability	4,280	3,768
Accrued income, sales and other taxes payable	1,056	911
Accrued occupancy-related expenses	468	3,700
Sales return reserve	979	1,176
eCommerce obligations	5,932	6,194
Other accrued liabilities	7,056	5,499
Total accrued liabilities and other current liabilities	$24,053	$25,894

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

In addition to these changes, the Second Amendment eliminates availability against the Company's real property, which was the subject of a sale-leaseback transaction on April 27, 2018. The Company expensed approximately $61 thousand and $0.2 million of deferred financing costs during the fifty-two weeks ended February 1, 2020 and February 2, 2019 in connection with the Credit Agreement. The deferred financing costs have been combined with the balance of the deferred financing costs remaining from the prior amendment entered into on September 8, 2014. Deferred financing costs are included in other assets on the Consolidated Balance Sheets and are being amortized as interest expense over the related term of the Second Amendment.

The Credit Facility contains customary events of default and various affirmative and negative covenants. The sole financial covenant contained in the Credit Facility requires the Company to maintain Availability at least equal to the greater of (a) ten percent (10%) of the borrowing base or (b) $3.0 million. In addition, the Credit Facility permits the payment of dividends to the Company's stockholders if certain financial conditions are met. The Company was in compliance with all financial covenants and other financial provisions of the Credit Facility as of February 1, 2020.

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

There were no outstanding borrowings under the Credit Facility as of February 1, 2020 and February 2, 2019. The total borrowing base at February 1, 2020 was approximately $31.6 million. As of February 1, 2020, the Company had open on-demand letters of credit of approximately $11.9 million. Accordingly, after reducing the capped borrowing base, no current borrowings, open letters of credit and the required minimum availability of the greater of $3.0 million, or 10.0% of the revolving loan cap, the net availability of revolving credit loans under the Credit Facility was approximately $16.7 million at February 1, 2020.

On February 27, 2020, the Company and Wells Fargo again amended the Credit Facility, which eliminated the $5.0 million FILO loan tranche simultaneously with the Company entering into a Term Loan Credit Facility with ALCC, LLC, a related entity of Angelo Gordon. See Note 14 - Subsequent Events for additional details.

NOTE 6 — Stockholder's Equity and Stock-Based Compensation

Dividends

The Credit Facility allows payment of dividends to the Company's stockholders if certain financial conditions are met.  We have paid no dividends since 2010.

Share repurchase program

In December 2018, the Company's Board of Directors authorized a Stock Repurchase Program (the “Program”) to repurchase up to $2.0 million of the Company’s outstanding common stock through the period ending December 31, 2019. The shares were repurchased from time to time through open market purchases in a manner consistent with applicable securities laws and regulations.

During Fiscal 2019, the Company repurchased 324,053 shares at a cost of approximately $0.1 million.

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

The Company may also grant shares of restricted stock or units representing the right to receive shares of stock to its employees and non-employee members of the Board. The grantee cannot transfer the shares or units before the respective shares or units vest. Shares of nonvested restricted stock are considered to be currently issued and outstanding, but units representing the right to receive stock are not. Grants to employees of restricted stock or restricted stock units generally have original vesting schedules of one to three years, while restricted grants to Directors typically vest approximately one year after the date of grant. On June 27, 2019, restricted stock and unit awards for 250,000 shares, in the aggregate, were granted to Directors.

Approximately 1.5 million and 3.0 million shares were authorized for issuance under the 2013 Stock Plan and the 2018 Stock Plan, respectively. As of February 1, 2020, there were approximately 0.3 million and 1.9 million shares available for future grants under the 2013 Stock Plan and the 2018 Stock Plan, respectively.

As an inducement to join the Company, our new Chief Executive Officer, Keri Jones, was awarded 500,000 shares of non-qualified stock options and 250,000 shares of time-based restricted stock on March 12, 2018 outside of the above plans. Each of the awards vests 1/36th each month and the non-qualified stock option has a ten-year term.

The total pre-tax compensation expense related to all stock-based awards for Fiscal 2019 and Fiscal 2018 was approximately $0.7 million and $1.1 million, respectively. Stock-based compensation expense is included in merchandise, buying and occupancy expenses for the buying and distribution employees, and in selling, general and administrative expense for all other employees.

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

The table below shows the weighted average assumptions relating to the valuation of stock options granted during Fiscal 2019 and Fiscal 2018.

	Fiscal 2019	Fiscal 2018
Expected dividend yield	—%	—%
Expected volatility	70.3-73.0%	70.2-77.2%
Risk-free interest rate	1.7-2.4%	2.6-3.1%
Expected term	3.0 years	3.0-5.0 years

Stock-Based Compensation Activity — Stock Options

The following tables present a summary of stock option activity for Fiscal 2019:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life
Outstanding, beginning of period	4,284,900	$1.68
Granted	1,442,836	0.34
Exercised	—	—
Canceled - Vested	(466,202)	3.38
Canceled - Nonvested (Forfeited)	(773,346)	1.07
Outstanding, end of period	4,488,188	$1.17	$—	6.3 years
Exercisable, end of period	2,163,645	$1.79	$—	4.9 years

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	2,396,470	$0.59
Granted	1,442,836	0.16
Vested	(741,417)	0.61
Forfeited	(773,346)	0.57
Nonvested, end of period	2,324,543	0.33

The weighted average fair value for options granted during Fiscal 2019 and Fiscal 2018 was $0.16 and $0.57, respectively. The grant date fair value of options vesting during Fiscal 2019 and Fiscal 2018 was approximately $0.61 and $0.72, respectively. There were no options exercised during Fiscal 2019 and Fiscal 2018.

As of February 1, 2020, there was approximately $0.4 million of total unrecognized compensation expense related to nonvested stock options granted, which is expected to be recognized over a weighted average period of approximately 1.4 years.

During Fiscal 2019, as part of its Annual Incentive Plan, the Company made awards of performance-based non-qualified stock options to a limited number of employees which entitles these employees to receive an option to purchase a specified number of shares of the Company's common stock at the specified option price, provided that the performance criteria are met. This performance criteria involves meeting the designated threshold for operating income and generating positive cash flow. These stock options vest, in whole or in part, on the vesting date if the operating income threshold under the Stock Option Award agreement is met or exceeded for Fiscal 2019 and the Company generated positive cash flow. The weighted average fair value of the options upon the grant date was $0.17. At February 1, 2020, options for approximately 539,070 shares remain outstanding.

The Company made similar awards of performance-based non-qualified stock options to a limited number of employees in Fiscal 2018. In March 2019, all of the outstanding awards of non-qualified stock options granted in Fiscal 2018 were forfeited as the Company failed to achieve the threshold operating income goal.

Stock-Based Compensation Activity — Restricted Stock

The following table presents a summary of restricted stock activity for Fiscal 2019:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Nonvested, beginning of period	1,005,438	$0.97
Granted	425,000	0.12
Vested	(696,257)	1.01
Forfeited	(103,930)	0.16
Nonvested, end of period	630,251	0.47	$297

The weighted average fair value for restricted stock granted during Fiscal 2019 and Fiscal 2018 was $0.12 and $0.85, respectively. The total grant date fair value of restricted stock vested during Fiscal 2019 and Fiscal 2018 was approximately $0.7 million and $0.6 million, respectively. The aggregate intrinsic value of restricted stock vested during Fiscal 2019 and Fiscal 2018 was approximately $0.3 million and $0.2 million, respectively.

As of February 1, 2020, there was approximately $0.2 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of approximately 1.3 years.

Other Stock-Based Awards

During Fiscal 2017, as part of the Company's Long-Term Incentive Plan, the Company made awards of non-qualified stock options to a limited number of employees which entitles these employees to receive an option to purchase a specified number of shares of the Company's common stock at the specified option price. The actual number of options issued on the vesting dates could range from zero to 293,700 shares. The weighted average grant date fair value of the options is $0.74.

NOTE 7 — Income Taxes

The components of the provision for income taxes for Fiscal 2019 and Fiscal 2018 were as follows (in thousands):

	Fiscal 2019	Fiscal 2018
Current:
Federal tax expense (benefit)	$19	$(78)
State tax expense	80	354
Current tax expense	99	276
Deferred tax (benefit) expense	(72)	98
Income tax provision	$27	$374

The reconciliations of the federal statutory tax rate to the Company's effective tax rate for Fiscal 2019 and Fiscal 2018 are as follows:

	Fiscal 2019	Fiscal 2018
Federal income tax at statutory rate	21.0%	21.0%
State income tax, net of federal benefit	3.7	(2.5)
Change in valuation allowance	(25.0)	(17.0)
Reserve for unrecognized tax benefits	(0.1)	0.2
Tax credits	1.5	0.3
Prior year true-ups	(0.9)	(2.9)
Other	(0.4)	(0.3)
Effective income tax rate	(0.2)%	(1.2)%

Significant components of the Company's deferred income tax assets and liabilities are as follows (in thousands):

	February 1, 2020	February 2, 2019
Deferred tax assets:
Accrued Friendship Rewards loyalty liability	$771	$772
Accrued gift card liability	204	—
Lease liability	32,416	—
Merchandise inventories	861	827
Deferred rent and deferred lease incentives	—	3,829
Stock-based compensation expense	643	749
Net operating loss carryforwards	38,842	34,819
Contribution carryforwards	177	176
Tax credit carryforwards	1,078	859
Depreciation and amortization	—	746
Other accrued liabilities	966	1,189
Total deferred tax assets	75,958	43,966
Less: Valuation allowance	(46,055)	(43,060)
Deferred tax assets, net of valuation allowance	$29,903	$906
Deferred tax liabilities:
Depreciation and amortization	(465)	—
Right of use asset	(28,490)	—
Accrued gift card liability	—	(127)
Other	(335)	(280)
Total deferred tax liabilities	(29,290)	(407)
Net deferred tax assets	$613	$499

Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income. ASC Topic 740 Income Taxes ("ASC Topic 740") requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period. Forming a conclusion that a valuation allowance is not needed is difficult when negative evidence such as cumulative losses exists. Based on available objective evidence and cumulative losses, management believes it is more likely than not that the deferred tax assets are not recognizable and will not be recognized until the Company has sufficient taxable income. Accordingly, the net deferred tax assets, with the exception of certain deferred state benefits, have been offset by a valuation allowance. The valuation allowance increased $3.0 million and $5.5 million during the fiscal years ended February 1, 2020 and February 2, 2019, respectively.

As of February 1, 2020, the Company has gross federal and state net operating loss carryforwards of approximately $162.2 million and $83.2 million, respectively. A portion of the federal net operating loss carryforwards will begin to expire in 2032. The state net operating loss carryforwards have carryforward periods of 5 to 20 years and begin to expire in 2020. The Company also has federal tax credits of $1.1 million which will begin to expire in 2030 and gross charitable contribution carryforwards of $0.7 million that will begin to expire in 2020.

The Company completed an Internal Revenue Code ("IRC") Section 382 review after the completion of Fiscal 2018 and the results of the review indicated that its net operating losses were not limited under Section 382. The Company has not completed an IRC Section 382 review for Fiscal 2019. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations of the Company.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at February 3, 2018	$627
Additions based on tax positions related to the current year	8
Additions for tax positions of previous years	128
Reductions for tax positions of previous years	(161)
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(159)
Balance at February 2, 2019	443
Additions based on tax positions related to the current year	113
Additions for tax positions of previous years	12
Reductions for tax positions of related to the current years	—
Reductions for tax positions of previous years due to lapse of applicable statute of limitations	(31)
Balance at February 1, 2020	$537

The Company's liability for unrecognized tax benefits is recorded within the Consolidated Balance Sheets in other non-current liabilities. The total amount of gross unrecognized tax benefits that, if recognized, would affect the effective tax rate as of February 1, 2020 and February 2, 2019 were $0.4 million and $0.3 million, respectively. The Company does not expect the liability for unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. The Company had $56 thousand and $47 thousand of accrued interest and penalties as of February 1, 2020 and February 2, 2019, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. As of February 1, 2020, with few exceptions, the Company or its subsidiaries are no longer subject to examination prior to Fiscal 2011.

NOTE 8 — Earnings Per Share ("EPS")

The calculation of EPS shown below excludes the income attributable to participating securities from the numerator.

	Fiscal 2019	Fiscal 2018
Numerator (in thousands):
Net loss attributable to Christopher & Banks Corporation	$(16,694)	$(32,839)
Income allocated to participating securities	—	—
Net loss available to common stockholders	$(16,694)	$(32,839)
Denominator (in thousands):
Weighted average common shares outstanding - basic	37,891	37,492
Dilutive shares	—	—
Weighted average common and common equivalent shares outstanding - diluted	37,891	37,492
Net loss per common share:
Basic	$(0.44)	$(0.88)
Diluted	$(0.44)	$(0.88)

Total stock options of approximately 4.2 million and 3.9 million were excluded from the shares used in the computation of diluted earnings per share for Fiscal 2019 and Fiscal 2018, respectively, as they were anti-dilutive.

NOTE 9 — Fair Value Measurements

Assets that are Measured at Fair Value on a Non-Recurring Basis:

The following table summarizes certain information for non-financial assets for the fiscal years ended February 1, 2020 and February 2, 2019, that are measured at fair value on a non-recurring basis in periods subsequent to an initial recognition period. The Company places amounts into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

Long-Lived Assets Held and Used (in thousands):	Fiscal 2019	Fiscal 2018
Carrying value	$510	$4,829
Fair value measured using Level 3 inputs	199	$445
Impairment charge	$311	$4,384

Approximately $0.2 million of the Fiscal 2019 impairment charge reduced the carrying value of operating lease assets. The remainder of the Fiscal 2019 and 2018 impairment charges reduced the carrying value of fixed assets.

All of the fair value measurements included in the table above were based on significant unobservable inputs (Level 3). The Company determines fair value for measuring assets on a non-recurring basis using either a discounted cash flow or market value approach as discussed in Note 1 - Nature of Business and Significant Accounting Policies. In determining future cash flows, the Company uses its best estimate of future operating results, which requires the use of significant estimates and assumptions, including estimated sales, merchandise margin and expense levels, and the selection of an appropriate discount rate; therefore, differences in the estimates or assumptions could produce significantly different results. General economic uncertainty impacting the retail industry and continuation of recent trends in company performance makes it reasonably possible that additional long-lived asset impairments could be identified and recorded in future periods.

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

NOTE 10 — Employee Benefit Plans

401(k) Plan

The Company has established a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for the benefit of all employees who meet certain eligibility requirements, which are primarily age, length of service and hours of service. The plan allows eligible employees to invest from 1% to 60% of their compensation, subject to dollar limits as established by the federal government. The plan allows for discretionary Company matching contributions. The Company made no matching contributions during Fiscal 2019 or Fiscal 2018. The Company does not offer any other post-retirement, post-employment or pension benefits to directors or employees.

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

For the Company's current lease obligations, no explicit interest rates were stated in the lease agreements and no implicit rates could be determined based on the terms of the agreements. Therefore, in all cases, the Company has applied a formula-based incremental borrowing rate appropriate to the type of lease and lease term.

Maturities of our lease liabilities as of February 1, 2020 are as follows:

(in thousands)	Lease Liabilities(1)
2020	$32,904
2021	27,326
2022	23,028
2023	21,929
2024	18,558
Thereafter	26,760
Total lease payments	150,505
Less: Imputed interest	(24,527)
Present value of lease liabilities	125,978
Less: Current lease liabilities	(26,185)
Long-term lease liabilities	$99,793

(1)	Includes retail stores and the corporate headquarters facility, including the distribution center.

Maturities of our lease liabilities as of February 2, 2019 (under ASC 840, Leases) were as follows:

(in thousands)	Lease Liabilities(1)
2019	$36,965
2020	25,887
2021	21,386
2022	18,439
2023	17,811
Thereafter	38,827
Total lease payments	$159,315

(1)	Includes retail stores and the corporate headquarters facility, including the distribution center.

The weighted average remaining lease terms and discount rates for all leases as of February 1, 2020 were as follows:

Remaining lease term and discount rate:	February 1, 2020
Weighted average remaining lease term (years)	5.7
Weighted average discount rate	5.8%

Operating lease expense for the fifty-two weeks ended February 1, 2020 totaled approximately $39.4 million, with $2.2 million of that amount representing operating lease variable rent that was recorded in cost of sales. In addition, all but $71 thousand of the $37.2 million of non-variable operating lease expense is included in cost of sales. Seventy-one thousand of operating lease expense is included in selling, general and administrative expenses. For the fifty-two weeks ended February 1, 2020, cash lease payments were $37.8 million, and right of use assets obtained in exchange for lease liabilities were $7.1 million.

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

On August 14, 2019, Mark Gottlieb, a Company stockholder, filed a purported class action lawsuit against Jonathan Duskin; Seth Johnson; Keri Jones; Kent Kleeberger; William Sharpe, III; Joel Waller and Laura Weil (the "Named Directors"), B. Riley FBR, Inc. and B. Riley Financial Inc., in the Court of Chancery in the State of Delaware (the "Court of Chancery"), on behalf of himself and all stockholders who held shares as of December 20, 2018. The lawsuit alleges that the Named Directors breached their duty of loyalty in connection with the Company's rejection in December of 2018, of an unsolicited bid to acquire the Company. The lawsuit further alleges that the B. Riley firms aided and abetted the asserted breach of the duty of loyalty by the Named Directors. The Company believes the Complaint is without merit. The Named Directors, and the Company on their behalf, together with the B. Riley firms, intend to defend the lawsuit vigorously. On September 18, 2019, the Director Defendants filed a motion to dismiss the Plaintiff's complaint for failure to state a claim upon which relief can be granted. The motion has been briefed by Plaintiff and the Defendants and oral argument on the motion was held before the Court of Chancery on February 13, 2020.

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

NOTE 13 — Quarterly Financial Data (Unaudited)

	Fiscal 2019 Quarters (1)
(in thousands, except per share data)	First	Second	Third	Fourth
Net sales	$83,220	$83,443	$94,061	$88,126
Gross profit	25,614	24,474	31,926	26,813
Net (loss) income	(6,152)	(5,941)	487	(5,088)

Net (loss) income per share data:
Basic	$(0.16)	$(0.16)	$0.01	$(0.14)
Diluted	$(0.16)	$(0.16)	$0.01	$(0.14)

	Fiscal 2018 Quarters (1)
(in thousands, except per share data)	First	Second	Third	Fourth
Net sales	$85,901	$87,418	$91,288	$84,293
Gross profit	27,344	24,872	27,193	23,222
Net loss	(5,319)	(7,426)	(8,817)	(11,277)

Net loss per share data:
Basic	$(0.14)	$(0.20)	$(0.24)	$(0.30)
Diluted	$(0.14)	$(0.20)	$(0.24)	$(0.30)
__________________________________________

(1)	The summation of quarterly per share data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

NOTE 14 — Subsequent Events

On February 27, 2020, the Company entered into (i) a third amendment (the “Third Amendment”) to its existing credit facility ( the “Credit Facility”) with Wells Fargo Bank, National Association as lender and (ii) a credit agreement (the “Term Loan Facility”) with ALCC, LLC as lender.

Third Amendment to Credit Facility

The Third Amendment, among other changes, (i) removed the $5,000,000 revolving “first-in, last-out” tranche credit facility, which was paid in full using proceeds from the Term Loan Facility and (ii) permits the Company to incur indebtedness under the Term Loan Facility.

Term Loan Facility

The Term Loan Facility provides for a delayed draw term loan facility in the aggregate principal amount of up to $10,000,000 with a maturity date of August 3, 2023. Loans under the Term Loan Facility bear interest at a rate of 10% per annum and will amortize on a straight-line basis based on a 5-year amortization period in monthly installments beginning on the first business day of the thirteenth month after the date of the initial borrowing.

The Company is permitted to make voluntary prepayments of the loans under the Term Loan Facility at any time without payment of a premium after providing two business days’ notice to the lender. The Company is required to make mandatory prepayments of loans under the Term Loan Facility (without payment of a premium) with (a) net cash proceeds from certain non-ordinary course asset sales (subject to exceptions), (b) casualty proceeds and condemnation awards (subject to reinvestment rights and other exceptions) and (c) net cash proceeds from issuances of capital stock (other than certain issuances of capital stock to the other Borrowers, for acquisitions permitted under the Term Loan Facility or certain issuances to the Company’s employees, directors or consultants).

As of February 27, 2020, there are no guarantors under the Term Loan Facility, however, the obligations under the Term Loan Facility may be guaranteed by the Company’s subsequently acquired or formed direct and indirect subsidiaries. The Borrowers’ obligations under the Term Loan Facility are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in all of the Borrowers’ tangible and intangible assets, except for certain customarily excluded assets.

The Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, limitations on restrictive agreements, fundamental changes and business activities, investments, mergers, dispositions, transactions with affiliates, prepayment of other indebtedness and dividends and other distributions.

The Term Loan Facility contains financial covenants requiring the Borrowers to (i) maintain availability at least equal to the greater of (a) ten percent (10%) of the loan cap (the lesser of the aggregate commitments of the Company under the Credit Facility and the borrowing base) and (b) $3,000,000 and (ii) maintain specified minimum levels of consolidated EBITDA when the outstanding principal balance exceeds $5,000,000.

The Term Loan Facility contains events of default that include, among others, failure to pay principal or interest when due, failure to comply with the covenants set forth in the Term Loan Facility, bankruptcy events, cross-defaults and the occurrence of a change of control, subject to certain grace periods, qualifications and thresholds as specified in the Term Loan Facility. If an event of default under the Term Loan Facility occurs and is continuing, the loan commitments may be terminated and the principal amount outstanding, together with all accrued unpaid interest and other amounts owing in respect thereof, may be declared immediately due and payable.

The above disclosures represent summaries of the Third Amendment and the Term Loan Facility copies of which were filed in their entirety with the SEC on March 4, 2020 in a Current Report on Form 8-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its CEO and CFO, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 1, 2020. Based on that evaluation, the Company’s CEO and its CFO concluded that the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of February 1, 2020.

Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s testing and evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that our internal control over financial reporting was designed and operated effectively as of February 1, 2020.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors required by Item 10 is incorporated herein by reference to the section entitled, “Item 1-Election of Directors,” in the Proxy Statement. Information regarding our executive officers is included in Part I, Item 4A of this Annual Report on Form 10-K in the section entitled “Information About Our Executive Officers.” Information concerning compliance with Section 16(a) of the Exchange Act, if any, is included in the Proxy Statement under the section entitled “Delinquent Section 16(a) Reports,” and such information is incorporated herein by reference. Information regarding our Audit Committee and audit committee financial experts is included in the Proxy Statement under the section entitled “Meetings and Committees of the Board of Directors - The Audit Committee,” and such information is incorporated by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the sections entitled “Executive Compensation,” “Meetings and Committees of the Board of Directors — Compensation Program for Non-Employee Directors” and “Meetings and Committees of the Board of Directors —Non-Employee Director Compensation for Fiscal 2019” in the Proxy Statement.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

(1)	Financial Statements:

All schedules omitted are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Christopher & Banks Corporation (Registration No. 333-174509)	S-8	4.1	May 26, 2011
3.2	Seventh Amended and Restated By-Laws of Christopher & Banks Corporation, effective December 20, 2013	8-K	3.1	December 24, 2013
3.3	First Amendment to Seventh Amended and Restated By-Laws of Christopher & Banks Corporation, effective February 24, 2016	8-K	3.1	February 29, 2016
4.1	Form of certificate for shares of common stock of Christopher & Banks Corporation	10-Q	4.1	October 7, 2010
10.1	Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan**	8-K	10.2	August 5, 2008
10.2	Second Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan, effective July 27, 2010**	8-K	10.2	August 2, 2010
10.3	Form of Nonqualified Stock Option Agreement under our Second Amendment and Restated 2005 Stock Incentive Plan**	8-K	10.1	April 15, 2011
10.4	Form of Qualified Stock Option Agreement under our 2005 Stock Incentive Plan**	10-K	10.15	May 12, 2011
10.5	Form of Qualified Stock Option Agreement under our 2005 Stock Incentive Plan**	10-K	10.16	May 12, 2011
10.6	Form of Nonqualified Stock Option Agreement under our 2005 Stock Incentive Plan**	10-K	10.17	May 12, 2011
10.7	Form of Nonqualified Stock Option Agreement under our 2005 Stock Incentive Plan**	10-K	10.18	May 12, 2011
10.8	Amended and Restated Credit and Security Agreement by and between Christopher & Banks, Inc., Christopher & Banks Company and Christopher & Banks Services Company and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit Operating Division dated November 4, 2005	10-K	10.48	May 12, 2011
10.9	Form of Stock Option Agreement (Nonqualified Stock Option) under the Second Amended and Restated Christopher & Banks Corporation 2005 Stock Incentive Plan**	8-K	10.1	March 30, 2012
10.10	Second Amended and Restated Credit Agreement, dated as of July 12, 2012, among Christopher & Banks Corporation, as the Lead Borrower For The Borrowers Named Herein, The Guarantors from time to time party hereto, and Wells Fargo Bank, National Association, as Lender	8-K	10.1	July 16, 2012
10.11	Security Agreement by Christopher & Banks Corporation, as Lead Borrower, and The Other Borrowers and Guarantors Party Hereto From Time to Time, and Wells Fargo Bank, National Association, as Lender, dated as of July 12, 2012	8-K	10.2	July 16, 2012
10.12	Christopher and Banks Corporation 2014 Stock Incentive Plan**	8-K	10.1	June 27, 2014
10.13	First Amendment, dated September 8, 2014, to the Second Amended and Restated Credit Agreement, dated July 12, 2012, by and among Christopher & Banks Corporation, Christopher & Banks, Inc. and Christopher & Banks Company and Wells Fargo Bank, National Association	8-K	10.1	September 8, 2014
10.14	Christopher & Banks Corporation Non-Employee Director Deferred Stock Plan, Amended and Restated effective December 8, 2014**	8-K	10.1	December 10, 2014
10.15	Form of Severance Agreement between Christopher & Banks Corporation and certain of its Executive Officers**	8-K	10.1	April 10, 2015

10.16	Support Agreement dated March 10, 2016, by and among Christopher & Banks Corporation; Macellum Retail Opportunity Fund, LP; Macellum Capital Management, LLC; Macellum Advisors GP, LLC; Macellum Management, LP; MCM Managers, LLC; MCM Management, LLC; and Jonathan Duskin	8-K	10.1	March 10, 2016
10.17	Form of Severance Agreement between Christopher & Banks Corporation and certain of its Executive Officers**	8-K	10.1	March 18, 2016
10.18	Form of Non-Qualified Stock Option Agreement under the Christopher & Banks Corporation 2014 Stock Incentive Plan**	8-K	10.1	August 26, 2016
10.19	Form of Time-Based Restricted Stock Agreement under the Christopher & Banks Corporation 2014 Stock Incentive Plan**	8-K	10.2	August 26, 2016
10.20	Non-Qualified Stock Option Agreement made effective as of January 17, 2017, between Christopher & Banks Corporation and Joel N. Waller**	8-K/A	10.2	February 24, 2017
10.21	Form of Christopher & Banks Corporation Indemnification Agreement**	8-K	10.1	June 20, 2017
10.22	Form of Non-Qualified Stock Option Agreement under the Christopher & Banks Corporation 2014 Stock Incentive Plan**	8-K	10.1	September 21, 2017
10.23	Form of Time-Based Restricted Stock Agreement under the Christopher & Banks Corporation 2014 Stock Incentive Plan**	8-K	10.2	September 21, 2017
10.24	Form of Christopher & Banks Corporation Severance Agreement for Officers**	8-K	10.1	December 8, 2017
10.25	Non-Qualified Stock Option Agreement made effective as of January 15, 2018, between Christopher & Banks Corporation and Joel N. Waller**	8-K	10.2	January 16, 2018
10.26	Employment Agreement between Christopher & Banks Corporation and Keri L. Jones, entered into as of February 1, 2018**	8-K	10.1	February 6, 2018
10.27	Form of Performance Based Non-Qualified Stock Option Agreement under the Christopher & Banks Corporation 2014 Stock Incentive Plan**	8-K/A	10.1	March 13, 2018
10.28	Non-Qualified Stock Option Agreement made effective as of March 12, 2018, between Christopher & Banks Corporation and Keri L. Jones**	8-K	10.1	March 13, 2018
10.29	Form of Christopher & Banks Company Purchase and Sales Agreement	8-K	10.1	May 2, 2018
10.30	Form of Christopher & Banks Corporation Lease Agreement	8-K	10.2	May 2, 2018
10.31	Form of Christopher & Banks Corporation Escrow Agreement	8-K	10.3	May 2, 2018
10.32	Form of Christopher & Banks Corporation Collateral Access Agreement	8-K	10.4	May 2, 2018
10.33	Christopher & Banks Corporation 2018 Stock Incentive Plan**	8-K	10.1	June 18, 2018
10.34	Christopher & Banks Corporation 2013 Directors' Equity Incentive Plan, as amended April 26, 2018**	8-K	10.2	June 18, 2018
10.35	Form of Restricted Stock Award Agreement under the Christopher & Banks 2013 Directors' Equity Incentive Plan**	8-K	10.3	June 18, 2018
10.36	Form of Restricted Stock Unit Agreement under the Christopher & Banks 2013 Directors' Equity Incentive Plan**	8-K	10.4	June 18, 2018
10.37	Form of Time-Based Restricted Stock Agreement under the Christopher & Banks 2018 Stock Incentive Plan**	8-K	10.2	June 27, 2018
10.38	Non-Qualified Stock Option Agreement made effective July 9, 2018, between Christopher & Banks Corporation and Richard Bundy**	8-K/A	10.1	July 11, 2018
10.39	Time-Based Restricted Stock Agreement made effective July 9, 2018, between Christopher & Banks Corporation and Richard Bundy**	8-K/A	10.2	July 11, 2018

10.40	Second Amendment, dated August 3, 2018, to the Second Amended and Restated Credit Agreement, dated July 12, 2012, by and among Christopher & Banks Corporation, Christopher & Banks, Inc. and Christopher & Banks Company and Wells Fargo Bank, National Association	8-K	10.1	August 6, 2018
10.41	Form of Non-Qualified Stock Option Agreement under the Christopher & Banks 2018 Stock Incentive Plan**	8-K	10.1	March 15, 2019
10.42	Form of Performance Based Non-Qualified Stock Option Agreement under the Christopher & Banks 2018 Stock Incentive Plan**	8-K	10.2	March 15, 2019
10.43	Third Agreement, dated February 27, 2020, to the Second Amended and Restated Credit Agreement, dated July 12, 2012, by and among Christopher & Banks Corporation, Christopher & Banks, Inc, and Christopher & Banks Company and Wells Fargo Bank, National Association	8-K	10.1	March 4, 2020
10.44	Credit Agreement, dated February 27, 2020, among Christopher & Banks Corporation, as the Lead Borrower for The Borrowers Named Herein, The Guarantors from time to time party hereto, and ALCC, LLC, as Lender	8-K	10.2	March 4, 2020
10.45	Form of Time-Based Restricted Stock Unit Agreement under the Christopher & Banks Stock Incentive Plan**	8-K	10.1	March 12, 2020
14.1	Code of Conduct of Christopher & Banks Corporation	8-K	14.1	December 13, 2019
21.1	Subsidiaries of Christopher & Banks Corporation	10-K	21.1	May 15, 2008
23.1*	Consent of Deloitte & Touche LLP
24.1*	Powers of Attorney
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Financial statements from the Annual Report on Form 10-K of Christopher & Banks Corporation for the fiscal year ended February 1, 2020, formatted in Extensible Business Reporting Language ("XBRL"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Net Loss; (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

________________________________________________
*      Filed herewith
**    Management agreement or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2020.

CHRISTOPHER & BANKS CORPORATION

By:	/s/ Keri L. Jones
Keri L. Jones
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Keri L. Jones	President, Chief Executive Officer and Director	March 16, 2020
	Keri L. Jones	(Principal Executive Officer)

	/s/ Richard Bundy	Senior Vice President, Chief Financial Officer	March 16, 2020
	Richard Bundy	(Principal Financial Officer and
Principal Accounting Officer)

	*	Non-Executive Chair and Director
Kent Kleeberger

	*	Director
Jonathan Duskin

	*	Director
Seth Johnson

	*	Director
William F. Sharpe, III

	*	Director
Allison Wing

*By:	/s/ Richard Bundy
Richard Bundy
Attorney-in-Fact pursuant to Powers of Attorney filed herewith