Form 10-Q
period 2020-05-02
CHRISTOPHER & BANKS CORP
filed 2020-06-15
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  YES ☑  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class	Outstanding at June 5, 2020	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	38,369,833	CBKC	OTCQX

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands)

	May 2, 2020	February 1, 2020
ASSETS
Current assets:
Cash and cash equivalents	$183	$3,198
Accounts receivable	1,619	2,975
Merchandise inventories	47,390	41,698
Prepaid expenses and other current assets	3,251	4,072
Income taxes receivable	374	291
Total current assets	52,817	52,234
Non-current assets:
Property, equipment and improvements, net	23,416	24,952
Operating lease assets	104,735	110,509
Deferred income taxes	613	613
Other assets	1,160	1,098
Total non-current assets	129,924	137,172
Total assets	$182,741	$189,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,669	$23,715
Short-term borrowings	16,797	—
Current portion of long-term debt	167	—
Current portion of long-term lease liabilities	29,201	26,185
Accrued salaries, wages and related expenses	2,082	4,723
Accrued liabilities and other current liabilities	18,380	24,053
Total current liabilities	89,296	78,676
Non-current liabilities:
Long-term lease liabilities	94,757	99,793
Long-term debt	4,833	—
Other non-current liabilities	1,825	1,829
Total non-current liabilities	101,415	101,622

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 48,675 and 48,680 shares issued, and 38,372 and 38,377 shares outstanding at May 2, 2020 and February 1, 2020, respectively	452	452
Additional paid-in capital	129,573	129,413
Accumulated deficit	(25,120)	(7,882)
Common stock held in treasury, 10,303 and 10,303 shares at cost at May 2, 2020 and February 1, 2020, respectively	(112,875)	(112,875)
Total stockholders’ equity	(7,970)	9,108
Total liabilities and stockholders’ equity	$182,741	$189,406
See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(amounts in thousands, except per share data)

	Thirteen Weeks Ended
	May 2,	May 4,
	2020	2019
Net sales	$40,125	$83,220
Merchandise, buying and occupancy costs	36,401	57,606
Gross profit	3,724	25,614
Other operating expenses:
Selling, general and administrative	18,523	29,188
Depreciation and amortization	1,906	2,382
Impairment of store assets	264	—
Total other operating expenses	20,693	31,570
Operating loss	(16,969)	(5,956)
Interest expense, net	(273)	(156)
Loss before income taxes	(17,242)	(6,112)
Income (benefit) tax provision	(4)	40
Net loss and comprehensive loss	$(17,238)	$(6,152)

Basic loss per share:
Net loss	$(0.46)	$(0.16)
Basic shares outstanding	37,555	37,400

Diluted loss per share:
Net loss	$(0.46)	$(0.16)
Diluted shares outstanding	37,555	37,400

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands)

Thirteen Weeks Ended
	Treasury		Common Stock
	Shares Held	Amount Held	Shares Outstanding	Amount Outstanding	Additional Paid-in Capital	Accumulated Deficit	Total
February 1, 2020	10,303	$(112,875)	38,377	$452	$129,413	$(7,882)	$9,108
Net loss	—	—	—	—	—	(17,238)	(17,238)
Issuance of restricted stock, net of forfeitures	—	—	(5)	—	(2)	—	(2)
Stock-based compensation expense	—	—	—	—	162	—	162
May 2, 2020	10,303	$(112,875)	38,372	$452	$129,573	$(25,120)	$(7,970)

Thirteen Weeks Ended
	Treasury		Common Stock
	Shares Held	Amount Held	Shares Outstanding	Amount Outstanding	Additional Paid-in Capital	Retained Earnings	Total
February 2, 2019	9,979	$(112,809)	38,386	$481	$128,714	$4,137	$20,523
Net loss	—	—	—	—	—	(6,152)	(6,152)
Issuance of restricted stock, net of forfeitures	—	—	(11)	—	(3)	—	(3)
Stock-based compensation expense	—	—	—	—	253	—	253
Acquisition of common stock held in treasury, at cost	182	(64)	(182)	(18)	—	—	(82)
Cumulative effect of accounting change	—	—	—	—	—	3,322	3,322
May 4, 2019	10,161	$(112,873)	38,193	$463	$128,964	$1,307	$17,861

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Cash flows from operating activities:
Net loss	$(17,238)	$(6,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,906	2,382
Impairment of store assets	264	—
Amortization of financing costs	51	5
Lease expense	5,563	5,366
Stock-based compensation expense	162	253
Changes in operating assets and liabilities:
Accounts receivable	1,356	(1,251)
Merchandise inventories	(5,692)	(4,666)
Prepaid expenses and other assets	1,098	(771)
Income taxes (payable) receivable	(84)	11
Accounts payable	(1,121)	1,650
Accrued liabilities	(8,278)	(1,100)
Lease liabilities	(2,020)	(5,589)
Other liabilities	9	(77)
Net cash used in operating activities	(24,024)	(9,939)
Cash flows from investing activities:
Purchases of property, equipment and improvements	(395)	(587)
Net cash used in investing activities	(395)	(587)
Cash flows from financing activities:
Shares redeemed for payroll taxes	(2)	(3)
Proceeds from bank credit facility	16,797	12,650
Payments of bank credit facility	—	(9,650)
Payments for debt issuance costs	(391)	—
Proceeds from long-term borrowings	5,000	—
Acquisition of common stock held in treasury, at cost	—	(82)
Net cash provided by financing activities	21,404	2,915
Net decrease in cash and cash equivalents	(3,015)	(7,611)
Cash and cash equivalents at beginning of period	3,198	10,239
Cash and cash equivalents at end of period	$183	$2,628
Supplemental cash flow information:
Interest paid	$273	$156
Income taxes paid	$—	$(7)
Accrued purchases of equipment and improvements	$184	$122

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — Basis of Presentation

The unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared by Christopher & Banks Corporation and its subsidiaries (collectively referred to as “Christopher & Banks”, “the Company”, “we” or “us”) pursuant to the current rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC"). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been omitted, pursuant to such rules and regulations. These unaudited Condensed Consolidated Financial Statements, except the Condensed Consolidated Balance Sheet as of February 1, 2020 derived from the Company's audited financial statements, should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal adjustments, except as otherwise stated in these notes, considered necessary to present fairly our financial position, results of operations, and cash flows as of May 2, 2020, May 4, 2019 and for all periods presented.

COVID-19

On March 11, 2020, the World Health Organization declared the novel coronavirus (known as COVID-19) outbreak to be a global pandemic. As a result, the Company began the temporary closing of its stores, and effective March 19, 2020, it made the decision to temporarily close all of its stores and corporate office to combat the rapid spread of COVID-19. All stores remained closed until April 27, 2020, when a small number of stores in select markets were reopened to serve solely as fulfillment centers for the Company’s eCommerce sales. As of June 12, 2020, most corporate office associates continued to work remotely.

These developments have caused significant disruptions to the Company’s business and have had a significant adverse impact on its financial condition, results of operations and cash flows, the extent of which will be primarily based on the duration of the store closures, as well as the timing and extent of any recovery in traffic and consumer spending at the Company’s stores. As of June 12, 2020, approximately 400 of the Company’s stores, as well as its distribution center, have been reopened, and the Company expects the remainder of its stores to be reopened by June 30, 2020. However, the Company is currently unable to determine whether, when or how the conditions surrounding the COVID-19 pandemic will change, including the impact that social distancing protocols will have on the Company’s operations, the degree to which the Company’s customers will patronize its stores and any impact from potential subsequent additional outbreaks or government mandated closures.

In response to the COVID-19 pandemic and the temporary closing of stores, the Company temporarily furloughed all store and most distribution center and corporate associates, but continues to provide benefits to furloughed associates. As the Company reopens its stores, it has begun to recall furloughed associates.

The Company has also suspended rent payments to landlords while stores are closed and is negotiating revised payment terms with landlords. As previously announced, corporate employees and management have received temporary base salary reductions beginning with 20% and up to 50% for the CEO. The Board of Directors has also agreed to a substantial reduction in retainer fees aligned with management. The Company previously suspended the majority of its planned capital expenditures and significantly reduced operating expenses. Additionally, in early June 2020, the Company applied for and received $10.0 million in loan proceeds under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. The Company believes that it will be able to apply the loan proceeds toward the payment of payroll, rent, utilities and other qualified expenses in accordance with the conditions of the PPP in order for the loan principal to be forgiven under the CARES Act.

Also, the Company worked closely with its merchandise vendor partners to reduce orders and extend payment terms, canceling as much of its spring/summer inventory orders as possible while holding over some basic product.

The Company could experience other potential adverse impacts as a result of the COVID-19 pandemic, including, but not limited to, adjustments to asset carrying values or long-lived asset impairment charges. Actual results may differ materially from the Company’s current estimates as the scope of the COVID-19 pandemic evolves, depending largely, though not exclusively, on the duration and extent of the disruption to its business.

Recently issued accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for public entities for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years. The Company has not yet adopted this ASU as of the balance sheet date. The Company is currently evaluating the ASU and will document its impact in a subsequent period.

In March 2020, the FASB issued ASU No. 2020-04, Fair Value Measurement - Reference Rate Reform (Topic 848). The guidance addresses accounting consequences that could result from the global markets’ anticipated transition away from the use of the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The optional amendments are effective for all entities as of March 12, 2020, through December 31, 2022. The Company intends to elect to apply certain of the optional expedients when evaluating the impact of reference rate reform on its debt instruments that reference LIBOR.

Recently adopted accounting pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements for fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation did not have a significant impact on the condensed consolidated financial statements.

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
Right of return
As part of our merchandise sales, we offer customers a right of return on merchandise that lapses, after a specified period of time, based on the original purchase date. The Company estimates the amount of sales that may be returned by our customers and records this estimate as a reduction of revenue in the period in which the related revenues are recognized. We utilize historical and industry data to estimate the total return liability. Conversely, the reduction in revenue results in a corresponding reduction in merchandise, buying and occupancy costs which results in a contract asset for the anticipated merchandise returned. The total reduction in revenue from estimated returns was $0.9 million for the period ended May 2, 2020, and $1.0 million for the period ended February 1, 2020. These amounts are included within accrued liabilities and other current liabilities in the Condensed Consolidated Balance Sheets.

Friendship rewards program
The Company established the Friendship Rewards Program as a loyalty program where customers earn points towards future discount certificates based on their purchase activity. We have identified the additional benefits received from this program as a separate performance obligation within a sales contract in the form of the discount certificates earned by customers. Accordingly, we assess any incremental discounts issued to our customers through the program and allocate a portion of the transaction price associated with merchandise sales from loyalty program members to the future discounts earned. The transaction price allocated to future discounts is recorded as deferred revenue until the discounts are used or forfeited. In addition, the Company estimates breakage on the points earned within the program that will not be used by customers for future discounts. The Company estimates breakage based on the historical redemption rate and considers industry trends. Breakage is recorded as a reduction to the deferred revenue associated with the program. As of May 2, 2020, and February 1, 2020, the Company recorded $4.7 million and $4.3 million, respectively, in deferred revenue associated with the program, which is included in accrued liabilities and other current liabilities in the Condensed Consolidated Balance Sheets.
Gift card revenue
The Company sells gift cards to customers which can be redeemed for merchandise within our brick and mortar and eCommerce sales channels. Gift cards are recorded as deferred revenue when issued and are subsequently recorded as revenue upon redemption. The Company estimates breakage related to gift cards when the likelihood of redemption is remote. This estimate utilizes historical trends based on the vintage of the gift card. Breakage on gift cards is recorded as revenue in proportion to the rate of gift card redemptions by vintage. As of May 2, 2020, and February 1, 2020, the Company had $3.6 million and $4.3 million, respectively, of deferred revenue associated with the issuance of gift cards. The deferred gift card revenue is included in accrued liabilities and other current liabilities in the Condensed Consolidated Balance Sheets.
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
The other revenue based on customer usage of the card is recognized in net sales in the periods in which the related customer transaction occurs. As of May 2, 2020, the Company had $1.3 million recorded as deferred revenue associated with the signing bonus, of which $0.3 million is included in accrued liabilities and other current liabilities and the remaining $1.0 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheets. As of February 1, 2020, the Company had $1.3 million recorded as deferred revenue associated with the signing bonus, of which $0.3 million is included in accrued liabilities and other current liabilities and the remaining $1.1 million is included in other non-current liabilities of the Condensed Consolidated Balance Sheets. The Company recorded $0.1 million into revenue for the thirteen-week periods ended May 2, 2020 and May 4, 2019, respectively, associated with the signing bonus.
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

	Thirteen Weeks Ended
(in thousands)	May 2, 2020	May 4, 2019
Brick and mortar stores	$23,419	$65,052
eCommerce sales	16,779	18,900
Other	(73)	(732)
Net sales	$40,125	$83,220

Amounts included within other revenue relate to revenues earned from our private label credit card, net of any revenue adjustments and accruals.

Contract balances

The following table provides information about contract liabilities from contracts with customers (in thousands):

	Contract Liabilities
	May 2, 2020		February 1, 2020
	Current	Non-Current	Current	Non-Current
Right of return	$867	$—	$979	$—
Friendship Rewards Program	4,746	—	4,280	—
Gift card revenue	3,585	—	4,282	—
Private label credit card	274	1,005	274	1,073
Total	$9,472	$1,005	$9,815	$1,073

The Company recognized revenue of $1.3 million and $2.2 million in the thirteen-week periods ended May 2, 2020 and May 4, 2019, respectively, related to contract liabilities recorded at the beginning of the period. Such revenues were comprised of the redemption and forfeiture of Friendship Rewards Program discount certificates, redemption of gift cards, and amortization of the PLCC signing bonus. As of May 2, 2020, and February 1, 2020, the Company did not have any material contract assets.
For the thirteen-week periods ended May 2, 2020 and May 4, 2019, the Company did not recognize any revenue resulting from changes in the estimated variable consideration to be received associated with performance obligations satisfied or partially satisfied in prior periods.
Transaction price allocated to remaining performance obligations
The following table includes the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied as of May 2, 2020:

	Remainder of
(in thousands)	Fiscal 2020	Fiscal 2021	Thereafter
Private label credit card	$206	$274	$799
Total	$206	$274	$799

Contract Costs
The Company has not incurred any costs to obtain or fulfill a contract.

NOTE 3 — Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following (in thousands):

Description	May 2, 2020	February 1, 2020
Store leasehold improvements	$49,923	$49,894
Store furniture and fixtures	69,588	69,735
Corporate office and distribution center furniture, fixtures and equipment	6,463	6,463
Computer and point of sale hardware and software	32,959	32,952
Construction in progress	542	275
Total property, equipment and improvements, gross	159,475	159,319
Less accumulated depreciation and amortization	(136,059)	(134,367)
Total property, equipment and improvements, net	$23,416	$24,952

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

Due to continued operating losses and sales declines resulting from the temporary closure of all stores as of March 19, 2020 due to the COVID-19 pandemic, the Company performed an impairment analysis for the quarter ended May 2, 2020. In performing the analysis, the Company estimated the impact of the temporary store closures on future sales, gross margins and store operating expenses, taking into account estimated store reopening dates and projected sales and other activity ramping up to more normal levels. Leasehold improvements, store furniture and fixtures, and right-of-use operating lease assets at certain under-performing stores, and stores identified for closure were analyzed for impairment. As a result of this analysis, the Company recorded $0.3 million long-lived asset impairment for the first quarter of 2020. The Company recorded no long-lived asset impairment during the thirteen-week period ended May 4, 2019.

NOTE 4 — Accrued Liabilities and Other Current Liabilities

Accrued liabilities and other current liabilities consisted of the following (in thousands):

	May 2, 2020	February 1, 2020
Gift card and store credit liabilities	$3,585	$4,282
Accrued Friendship Rewards Program loyalty liability	4,746	4,280
Accrued income, sales and other taxes payable	316	1,056
Accrued occupancy-related expenses	176	468
Sales return reserve	867	979
eCommerce obligations	4,964	5,932
Other accrued liabilities	3,726	7,056
Total accrued liabilities and other current liabilities	$18,380	$24,053

NOTE 5 — Credit and Term Loan Facilities

The Company is party to an amended and restated credit agreement ("the Credit Facility") with Wells Fargo Bank, National Association ("Wells Fargo"), as lender. On February 27, 2020, the Company entered into (i) a third amendment (the “Third Amendment”) to the Credit Facility with Wells Fargo and (ii) a credit agreement (the “Term Loan Facility”) with ALCC, LLC as lender.

The Third Amendment, among other changes, (i) removed the $5.0 million revolving “first-in, last-out” tranche credit facility, which was paid in full using proceeds from the Term Loan Facility and (ii) permitted the Company to incur indebtedness under the Term Loan Facility. The Term Loan Facility provides for a delayed draw term loan facility in the aggregate principal amount of up to $10.0 million with a maturity date of August 3, 2023.and supplements the existing $50.0 million revolving Credit Facility. On February 27, 2020, the Company drew $5.0 million on the Term Loan Facility.

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

The Company expensed approximately $0.1 million of deferred financing costs during the thirteen-week period ended May 2, 2020 in connection with the Credit Facility. The deferred financing costs have been combined with the balance of the deferred financing costs remaining from the prior amendment on August 3, 2018. Deferred financing costs are included in other assets on the Condensed Consolidated Balance Sheet and are being amortized as interest expense over the related term of the Second Amendment.

The Credit Facility contains customary events of default and various affirmative and negative covenants. The financial covenant contained in both the Credit Facility and the Term Loan Facility requires the Company to maintain Availability, as such term is defined in the respective Facilities, at least equal to the greater of (a) ten percent (10%) of the borrowing base or (b) $3.0 million. In addition, the Credit Facility permits the payment of dividends to the Company's stockholders if certain financial conditions are met. In addition, the Term Loan Facility requires the Company to maintain specified levels of consolidated EBITDA when the outstanding principal balance exceeds $5.0 million. The Company was in compliance with all financial covenants and other financial provisions of the Credit Facility and Term Loan Facility as of May 2, 2020.

The Company's obligations under the Credit Facility and Term Loan Facility are secured by the assets of the Company and its subsidiaries. The Company has pledged substantially all of its assets as collateral security for the loans, including accounts owed to the Company, bank accounts, inventory, other tangible and intangible personal property, intellectual property (including patents and trademarks), and stock or other evidences of ownership of 100% of all of the Company's subsidiaries.

There were $16.8 million and zero in outstanding borrowings under the Credit Facility as of May 2, 2020 and February 1, 2020, respectively. The capped borrowing base at May 2, 2020 was approximately $35.8 million. As of May 2, 2020, the Company had open on-demand letters of credit of approximately $11.3 million. Accordingly, after reducing the capped borrowing base, current borrowings of $16.8 million, open letters of credit and the required minimum availability of the greater of $3.0 million, or $3.6 million (10.0% of the revolving loan cap), the net availability of revolving credit loans under the Credit Facility was approximately $4.1 million at May 2, 2020.

See Note 11 - Subsequent Events for more information regarding the Company receiving a $10.0 million Payment Protection Program (PPP) Loan on June 2, 2020.

NOTE 6 — Income Taxes

On March 27, 2020, the CARES Act was signed into law making several changes to the Internal Revenue Code. The changes include, but are not limited to: increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income and accelerating alternative minimum tax credit refunds. The tax law changes in the CARES Act did not have a material impact on the Company’s income tax provision.

For the thirteen weeks ended May 2, 2020, the Company recorded income tax benefit of $(4) thousand, or an effective tax rate of 0.0%, versus income tax expense of $40 thousand, or an effective tax rate of (0.7)% for the same period of Fiscal 2019. The income tax provisions for the Fiscal 2020 and 2019 periods are primarily driven by state taxes.

As of May 2, 2020, the possibility of future cumulative losses still exists. Accordingly, the Company has continued to maintain a valuation allowance against its net deferred tax assets. A small deferred tax asset was allowed to remain related to certain state tax benefits. As of February 1, 2020, the Company has gross federal and state net operating loss (“NOL”) carryforwards of approximately $162.2 million and $83.2 million, respectively. A portion of the federal net operating loss carryforwards will begin to expire in 2032 while the other portion can be carried forward indefinitely. The state net operating loss carryforwards have carryforward periods of 5 to 20 years and begin to expire in the current year. The Company also has federal tax credits of $1.1 million which will begin to expire in 2030 and gross charitable contribution carryforwards of $0.7 million that will begin to expire in 2020.

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

NOTE 7 — Earnings Per Share (“EPS”)

The following table sets forth the calculation of basic and diluted EPS shown on the face of the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss:

	Thirteen Weeks Ended
	May 2,	May 4,
	2020	2019
Numerator (in thousands):
Net loss attributable to Christopher & Banks Corporation	$(17,238)	$(6,152)
Denominator (in thousands):
Weighted average common shares outstanding - basic	37,555	37,400
Dilutive shares	—	—
Weighted average common and common equivalent shares outstanding - diluted	37,555	37,400
Net loss per common share:
Basic	$(0.46)	$(0.16)
Diluted	$(0.46)	$(0.16)

Total stock options exercisable for approximately 4.5 million shares were excluded from the shares used in the computation of diluted earnings per share for the thirteen-week periods ended May 2, 2020 and May 4, 2019, respectively, as they were anti-dilutive.

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

Assets that are Measured at Fair Value on a Non-recurring Basis:

The following table summarizes certain information for non-financial assets for the thirteen weeks ended May 2, 2020 and the fiscal year ended February 1, 2020, that are measured at fair value on a non-recurring basis in periods subsequent to an initial recognition period. The Company places amounts into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Thirteen Weeks Ended	Fiscal Year Ended
Long-Lived Assets Held and Used (in thousands):	May 2, 2020	February 1, 2020
Carrying value	$476	$510
Fair value measured using Level 3 inputs	212	199
Impairment charge	$264	$311

Approximately $0.2 million of the Fiscal 2020 impairment charge reduced the carrying value of operating lease assets. The remainder of the Fiscal 2020 impairment charge reduced the carrying value of fixed assets.

All of the fair value measurements included in the table above were based on significant unobservable inputs (Level 3). The Company determines fair value for measuring assets on a non-recurring basis using either a discounted cash flow or market value approach as discussed in Note 3, Property, Plant and Equipment. In determining future cash flows, the Company uses its best estimate of future operating results, which requires the use of significant estimates and assumptions, including estimated sales, merchandise margin and expense levels, and the selection of an appropriate discount rate; therefore, differences in the estimates or assumptions could produce significantly different results. General economic uncertainty impacting the retail industry and continuation of recent trends in company performance makes it reasonably possible that additional long-lived asset impairments could be identified and recorded in future periods.

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
NOTE 9 — Lease Commitments

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

Maturities of our lease liabilities as of May 2, 2020 were as follows:

(in thousands)	Lease Liabilities(1)
Remainder of 2020	$24,656
2021	27,554
2022	23,175
2023	21,926
2024	18,568
Thereafter	26,773
Total lease payments	142,652
Less: Imputed interest	(18,694)
Present value of lease liabilities	123,958
Less: Current lease liabilities	(29,201)
Long-term lease liabilities	$94,757

(1)	Includes retail stores and the corporate headquarters facility, including the distribution center.

Maturities of our lease liabilities as of February 1, 2020 were as follows:

(in thousands)	Lease Liabilities(1)
2020	$32,904
2021	27,326
2022	23,028
2023	21,929
2024	18,558
Thereafter	26,760
Total lease payments	150,505
Less: Imputed interest	(24,527)
Present value of lease liabilities	125,978
Less: Current lease liabilities	(26,185)
Long-term lease liabilities	$99,793

(1)	Includes retail stores and the corporate headquarters facility, including the distribution center.

The weighted average remaining lease terms and discount rates for all leases as of May 2, 2020 were as follows:

Remaining lease term and discount rate:	May 2, 2020
Weighted average remaining lease term (years)	5.5
Weighted average discount rate	5.7%

Operating lease expense for the thirteen weeks ended May 2, 2020 totaled approximately $8.9 million, with $0.2 million of that amount representing operating lease variable rent that was recorded in cost of sales. In addition, all but $7 thousand of the $8.7 million of non-variable operating lease rent is included in cost of sales. $7 thousand dollars of operating lease expense is included in selling, general and administrative expenses. For the thirteen weeks ended May 2, 2020, cash lease payments were $8.5 million, and right-of-use assets obtained in exchange for lease liabilities were $1.1 million.

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

On August 14, 2019, Mark Gottlieb, a Company stockholder, filed a purported class action lawsuit against Jonathan Duskin; Seth Johnson; Keri Jones; Kent Kleeberger; William Sharpe, III; Joel Waller and Laura Weil (the "Named Directors"), B. Riley FBR, Inc. and B. Riley Financial Inc., in the Court of Chancery in the State of Delaware (the "Court of Chancery"), on behalf of himself and all stockholders who held shares as of December 20, 2018. The lawsuit alleges that the Named Directors breached their duty of loyalty in connection with the Company's rejection in December of 2018, of an unsolicited bid to acquire the Company. The lawsuit further alleges that the B. Riley firms aided and abetted the asserted breach of the duty of loyalty by the Named Directors. The Company believes the Complaint is without merit. The Named Directors, and the Company on their behalf, together with the B. Riley firms, intend to defend the lawsuit vigorously. On September 18, 2019, the Director Defendants filed a motion to dismiss the Plaintiff's complaint for failure to state a claim upon which relief can be granted. The motion has been briefed by Plaintiff and the Defendants and oral argument on the motion was held before the Court of Chancery on February 13, 2020 and the court has not yet issued its ruling. On May 27, 2020, the court announced a partial decision on the pending motions but asked for further briefing on the potentially dispositive issue of whether the claim is a derivative or direct, i.e. whether it belongs to the Company and cannot be brought by the Plaintiff or whether he may bring it directly. The parties are in the process of drafting such briefs.

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

NOTE 11 — Subsequent Events

On June 2, 2020, the Company was granted a loan (the “PPP Loan”) from Cache Valley Bank in the aggregate amount of $10,000,000, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The PPP Loan, which was in the form of a note dated June 1, 2020 issued by the Company, matures on June 1, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on December 1, 2020. The Company may prepay the note at any time prior to maturity with no prepayment penalties. The Company may only use funds from the PPP Loan for purposes specified in the CARES Act and related PPP rules, which include payroll costs, costs used to continue group health care benefits, rent, and utilities; other uses will constitute a default under the PPP Loan.

The Company intends to use the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act during the
24-week period commencing on the date of disbursement of the PPP Loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 and our unaudited Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Quarterly Report on Form 10-Q. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude.

The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed in "Risk Factors" and in "Forward-Looking Statements" in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

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

As of May 2, 2020, we operated 448 stores in 44 states, including 312 Missy, Petite, Women ("MPW") stores, 77 outlet stores, 31 Christopher & Banks ("CB") stores, and 28 C.J. Banks ("CJ") stores. These store numbers include temporarily closed stores. Our CB brand offers unique fashions and accessories featuring exclusively designed assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P. Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W. Our MPW concept and outlet stores offer an assortment of both CB and CJ apparel servicing the Missy, Petite and Women-sized customer in one location.

COVID-19

On March 11, 2020, the World Health Organization declared the novel coronavirus (known as COVID-19) outbreak to be a global pandemic. As a result, the Company began the temporary closing of its stores, and effective March 19, 2020, it made the decision to temporarily close all of its stores and corporate office to combat the rapid spread of COVID-19. All stores remained closed until April 27, 2020, when a small number of stores in select markets were reopened to serve solely as fulfillment centers for the Company’s eCommerce sales. As of June 12, 2020, most corporate office associates continued to work remotely.

These developments have caused, and will continue to cause, significant disruptions to the Company’s business and have had a significant adverse impact on its financial condition, results of operations and cash flows, the extent of which will be primarily based on the duration of the store closures, as well as the timing and extent of any recovery in traffic and consumer spending at the Company’s stores. As of June 12, 2020, approximately 400 of the Company’s stores, as well as its distribution center, have been reopened, and the Company expects the remainder of its stores to be reopened by June 30, 2020. However, the Company is currently unable to determine whether, when or how the conditions surrounding the COVID-19 pandemic will change, including the impact that social distancing protocols will have on the Company’s operations, the degree to which the Company’s customers will patronize its stores and any impact from potential subsequent additional outbreaks or government mandated closures.

In response to the COVID-19 pandemic and the temporary closing of stores, the Company temporarily furloughed all store and most distribution center and corporate associates, but continues to provide benefits to furloughed associates. As the Company reopens its stores, it has begun to recall furloughed associates.

The Company has also suspended rent payments to landlords while stores are closed and is negotiating revised payment terms with landlords. As previously announced, corporate employees and management have received temporary base salary reductions beginning with 20% and up to 50% for the CEO. The Board of Directors has also agreed to a substantial reduction in retainer fees aligned with management. The Company previously suspended the majority of its planned capital expenditures and significantly reduced operating expenses. Additionally, in early June 2020, the Company applied for and received $10.0 million in loan proceeds under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) of March 27, 2020. The Company believes that it will be able to apply the loan proceeds toward the payment of payroll, rent, utilities and other qualified expenses in accordance with the conditions of the PPP, in order for the loan principal to be forgiven under the CARES Act.

Also, the Company worked closely with its merchandise vendor partners to reduce orders and extend payment terms, canceling as much of its spring/summer inventory orders as possible while holding over some basic product.

The Company has experienced, and will continue to experience, adverse impacts on our financial condition and results of operations as a result of the COVID-19 pandemic, including, but not limited to, significant declines in net sales as a result of our store closings, as partially offset by reduced merchandise, buying and occupancy costs and other operating expenses; increases in operating losses and net losses; and adjustments to asset carrying values or long-lived asset impairment charges. Actual results may differ materially from the Company’s current estimates as the scope of the COVID-19 pandemic evolves, depending largely, though not exclusively, on the duration and extent of the disruption to its business.

As various states across the country begin to authorize the re-opening of businesses, we continue to keep health and safety as a top priority as we take steps to re-open our stores. We are implementing social distancing and safety practices that include:

•	Hand sanitizer being available for all customers and associates;

•	Social distancing of at least 6 feet;

•	Extended cleaning efforts to wipe down surfaces after each use;

•	Wearing of masks by all associates;

•	Requesting that customers wear masks;

•	Limiting the number of customers in store based on store size;

•	Requiring associates that do not feel well to stay home; and

•	Requesting customers that do not feel way to stay home, but to shop online.

Ongoing Initiatives for Fiscal 2020

Since the beginning of the COVID-19 pandemic, protecting the health and safety of our customers, associates, and the communities that we serve has been our top priority. Accordingly, we moved quickly to close our stores, distribution center, and corporate offices in March. Now, as various states across the country begin to authorize the re-opening of businesses, we continue to keep health and safety as a top priority as we take steps to re-open our stores.

As discussed above, we began limited reopening stores on April 27, 2020 for fulfillment of eCommerce orders. Since that time, we have opened these stores to the public and have continued to reopen other stores in accordance with applicable government guidelines. As of June 12, 2020, approximately 400 of our stores have been reopened. We plan to reopen our remaining stores by June 30, 2020. While our stores were closed, our primary short-term financial objective was to effectively manage and enhance our liquidity. As our stores return to normal operations, and we receive more clarity on the extent of the impact of the COVID-19 pandemic, we will continue to focus on a number of ongoing initiatives aimed at improving our business.

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

Optimize our Real Estate Portfolio

Between 2011 and 2015 we consolidated our store formats and reduced our store count by 33% in an effort to improve store productivity. Additionally, approximately 34% of our store leases have a potential lease action arising during the last three quarters of Fiscal 2020. These lease actions should provide us with flexibility to close underperforming stores and the opportunity to renegotiate occupancy costs where applicable. To this end, we engaged a leading national third-party real estate consulting firm during Fiscal 2019 to assist us in lease restructuring and to accelerate and increase occupancy cost savings. As a result of these lease restructuring efforts, we realized approximately $2.0 million in occupancy cost savings in Fiscal 2019 and we expect an additional $4.6 million in Fiscal 2020. In addition, it is the Company's intent to negotiate more favorable lease terms, where possible, both for periods stores were temporarily closed as well as for future periods, as a result of the COVID-19 pandemic and its effects on the commercial real estate market.

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

First Quarter Fiscal 2020 Results of Operations

The following table presents selected consolidated financial data for the first quarter of Fiscal 2020 as compared to the first quarter of Fiscal 2019:

	Thirteen Weeks Ended		Net Change		Percent of Net Sales
(dollars in thousands)	May 2, 2020	May 4, 2019	Amount	Percent	May 2, 2020	May 4, 2019
Net sales	$40,125	$83,220	$(43,095)	(51.8)%	100.0%	100.0%
Merchandise, buying and occupancy costs	36,401	57,606	(21,205)	(36.8)%	90.7%	69.2%
Gross profit	3,724	25,614	(21,890)	(85.5)%	9.3%	30.8%
Other operating expenses:
Selling, general and administrative	18,523	29,188	(10,665)	(36.5)%	46.2%	35.1%
Depreciation and amortization	1,906	2,382	(476)	(20.0)%	4.8%	2.9%
Impairment of store assets	264	—	264	—%	0.7%	—%
Total other operating expenses	20,693	31,570	(10,877)	(34.5)%	51.6%	37.9%
Operating loss	(16,969)	(5,956)	(11,013)	184.9%	(42.3)%	(7.2)%
Interest expense, net	(273)	(156)	(117)	75.0%	(0.7)%	(0.2)%
Loss before income taxes	(17,242)	(6,112)	(11,130)	182.1%	(43.0)%	(7.3)%
Income tax (benefit) provision	(4)	40	(44)	(110.0)%	—%	—%
Net loss	$(17,238)	$(6,152)	$(11,086)	180.2%	(43.0)%	(7.4)%

	Thirteen Weeks Ended
Rate trends as a percentage of net sales	May 2, 2020	May 4, 2019
Gross margin	9.3%	30.8%
Selling, general, and administrative	46.2%	35.1%
Depreciation and amortization	4.8%	2.9%
Operating loss	(42.3)%	(7.2)%

First Quarter Fiscal 2020 Summary

•
First quarter financial results were heavily driven by the impact of temporary store closings due to the COVID-19 pandemic.Net sales decreased 51.8% compared to the same period last year. All of the Company's stores were temporarily closed March 19, 2020 through the remainder of the quarter, with the exception of a few stores in select markets that were initially opened April 27, 2020 to fulfill eCommerce orders.

•
Year-over-year comparable sales were 4.9% higher in February 2020 than February 2019. Year-over-year stores for March and April 2020 were not comparable due to temporary store closures due to the COVID-19 pandemic.

•	eCommerce sales decreased 10.0% following a 10.7% increase in the same period last year.

•
Gross margin rates decreased 2,150 basis points from the first quarter of last year, reflecting fixed occupancy costs for stores versus lower revenues as well as lower merchandise margin due to markdowns and eCommerce costs (primarily freight).

•	SG&A expense was $10.7 million, or 36.5%, less than last year's first quarter due primarily to lower expenses for store compensation, marketing and professional services.

•	Net loss totaled $17.2 million, or a $(0.46) loss per share, compared to a net loss for the prior year's first quarter of $6.2 million, or a $(0.16) loss per share.

•
As of May 2, 2020, we held $0.2 million of cash and cash equivalents, compared to $3.2 million as of February 1, 2020. Bank borrowings were $17 million as of the end of the first quarter versus no outstanding borrowings as of February 1, 2020.

Net Sales

The components of the 51.8% net sales decrease in the first quarter Fiscal 2020 as compared to the first quarter of Fiscal 2019 were as follows:

Thirteen Weeks Ended
Sales driver change components	May 2, 2020
Number of transactions	(50.5)%
Average unit retail	(0.6)%
Units per transaction	(2.5)%
Other sales	1.8%
Total sales driver change	(51.8)%

Net sales decreased primarily due to a 50.5% decrease in the number of transactions, a 2.5% decline in units per transaction and a 0.6% decrease in average unit retail.

Store count, openings, closings, and square footage for our stores, excluding the impacts of temporary store closures, were as follows:

	Store Count						Square Footage (1)
	February 2			MPW	May 2,	Avg. Store	May 2,	February 2
Stores by Format	2020	Open	Close	Conversions	2020	Count	2020	2020
MPW	309	3	—	—	312	311	1,239	1,228
Outlet	77	—	—	—	77	77	310	310
Christopher and Banks	32	—	(1)	—	31	32	103	105
C.J. Banks	29	—	(1)	—	28	29	100	104
Total Stores	447	3	(2)	—	448	449	1,752	1,747

(1)	Square footage presented in thousands

Average store count in the first quarter of Fiscal 2020 was 449 stores compared to an average store count of 457 stores in the first quarter of Fiscal 2019, a decrease of 2.0%. Average square footage in the first quarter of Fiscal 2020 decreased 1.2% compared to the first quarter of Fiscal 2019.

Gross Profit

Gross margin rate decreased 2,150 basis points from the first quarter of last year, reflecting the impact of fixed occupancy costs for stores versus lower revenues as well as lower merchandise margin due to markdowns and eCommerce costs (primarily freight).

Selling, General, and Administrative (“SG&A”) Expenses

SG&A expense was $10.7 million, or 36.5%, less than last year's first quarter due primarily to lower expenses for store compensation and store operations due to closings and furloughs, as well as reductions in expenses for corporate compensation, marketing and professional services.

Depreciation and Amortization

Depreciation and amortization expense decreased by $0.5 million primarily due to lower 2020 depreciation for capitalized software costs. Depreciation expense was also less for store leasehold improvements, primarily driven by a decline in average number of stores, as well as lower depreciation expense for computer hardware, furniture and fixtures and warehouse equipment.

Operating Income

Our $11.0 million decline in operating income in the first quarter of Fiscal 2020 compared to the first quarter of Fiscal 2019 was due to the $21.9 million decrease in gross profit and the $0.3 million increase in store asset impairment charges, as partially offset by the $10.7 million decrease in SG&A expenses and the $0.5 million decrease in depreciation expense.

Interest expense, net

The increase in net interest expense was due to a higher level of average borrowings from our Credit Facility during the first quarter of Fiscal 2020 as well as interest on the $5.0 million drawn on the Term Loan beginning February 27, 2020.

Income Tax Provision

Income tax benefit recorded for the thirteen weeks ended May 2, 2020 was $(4) thousand compared to income tax expense of $40 thousand for the same period of Fiscal 2019. Our effective tax rate was 0.0% for the thirteen weeks ended May 2, 2020 compared to (0.7)% in the same period last year.

Net loss

Our $11.1 million increase in the net loss during the first quarter of Fiscal 2020 was due to the $21.9 million decrease in gross profit, the $10.7 million decrease in SG&A expenses, the $0.5 million decrease in depreciation and amortization expense and the $0.3 million impairment charge that was recorded in the first quarter of Fiscal 2020 and the $0.1 million increase in interest expense.

Liquidity and Capital Resources

Summary

There is significant uncertainty surrounding the potential impact of the COVID-19 pandemic on the Company's cash flow and liquidity. The Company is taking steps to increase available liquidity and cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures, and utilizing funds available under the PPP Loan, and the Credit Facility and the Term Loan Facility described below.

We believe that our sources of liquidity will be sufficient to sustain operations and to finance anticipated capital investments and strategic initiatives over the next twelve months. However, in the event our liquidity is not sufficient to meet our operating needs, we may be required to further limit our spending and to pursue additional sources of financing. There can be no assurance that we will continue to generate cash flows at or above current levels, that we will be able to comply with debt covenants and maintain our ability to borrow under our existing facilities, or that we may obtain additional financing, if necessary, on commercially reasonable terms, or at all.

Capital Resources

Funds generated by operating activities, available cash and cash equivalents, our Credit Facility and our Term Loan Facility are our most significant sources of liquidity. In addition, on June 2, 2020 we received $10.0 million of proceeds in the form of a loan under the Paycheck Protection Program, which is forgivable provided the funds are spent on qualifying expenses, which the Company intends to do.

Our cash and cash equivalents balance as of May 2, 2020 was $0.2 million, compared to $3.2 million as of February 1, 2020.

As of May 2, 2020, bank borrowings under our Credit Facility totaled $16.8 million, with $4.1 million of availability under the Company's Credit Facility. As of May 2, 2020, we had $5.0 million of principal outstanding under our Term Loan.

The Credit Facility with Wells Fargo was most recently amended on February 27, 2020. This amendment, among other changes, removed the $5.0 million revolving “first-in, last-out” (“FILO”) tranche credit facility and permitted the Company to incur indebtedness under the Term Loan facility. The current expiration date is August 3, 2023.

The Credit Facility's capped borrowing base at May 2, 2020 was approximately $35.8 million. As of May 2, 2020, the Company had open on-demand letters of credit of approximately $11.3 million. Accordingly, after reducing the capped borrowing base for current borrowings of $16.8 million, open letters of credit and the required minimum availability of the greater of $3.0 million, or $3.6 million (10.0% of the revolving loan cap), the net availability of revolving credit loans under the Credit Facility was approximately $4.1 million at May 2, 2020.

The Term Loan Facility was entered into on February 27, 2020 and provides for a delayed draw term loan facility in the aggregate principal amount of up to $10.0 million with a maturity date of August 3, 2023. $5.0 million was drawn on the Term Loan Facility at closing, which was used to repay $5.0 million of outstanding FILO loans on the Credit Facility. In addition, the Term Loan Facility requires the Company to maintain specified levels of consolidated EBITDA when the outstanding principal balance exceeds $5.0 million.

See Note 5 - Credit Facility and Term Loan Facilities for additional details regarding our Credit Facilities.

On June 2, 2020, we were granted a loan (the “PPP Loan”) from Cache Valley Bank in the aggregate amount of $10,000,000, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The PPP Loan, which was in the form of a note dated June 1, 2020 issued by the Company, matures on June 1, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on December 1, 2020. The Company may prepay the note at any time prior to maturity with no prepayment penalties. The Company may only use funds from the PPP Loan for purposes specified in the CARES Act and related PPP rules, which include payroll costs, costs used to continue group health care benefits, rent, and utilities; other uses will constitute a default under the PPP Loan.

The Company intends to use the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act during the
24-week period commencing on the date of disbursement of the Loan.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the first thirteen weeks of Fiscal 2020 compared to the first thirteen weeks of 2019:

	Thirteen Weeks Ended
(in thousands)	May 2, 2020	May 4, 2019
Net cash used in operating activities	$(24,024)	$(9,939)
Net cash used in investing activities	(395)	(587)
Net cash provided by financing activities	21,404	2,915
Net decrease in cash and cash equivalents	$(3,015)	$(7,611)

Operating Activities

The $14.1 million increase in cash used in operating activities in the first thirteen weeks of Fiscal 2020 compared to the first thirteen weeks of Fiscal 2019 was primarily due to the larger net loss, changes in working capital and changes in non-cash items. The negative effect of these items was partially offset by changes in non-cash expense and lease-related items. Working capital fluctuations are a reflection of seasonal patterns and a change in the timing of accounts payable and payroll accruals.

Investing Activities

Cash used in investing activities for the current period was $0.4 million as compared to a use of cash of $0.6 million last year. The $0.2 million change is primarily attributable to lower expenditures for eCommerce initiatives, store leaseholds and other improvements.

Financing Activities

The increase in cash provided by financing activities between Fiscal 2020 and 2019 was due to higher net borrowings of $13.8 million on the Company's Credit Facility as well as $5.0 million of borrowings under the Company's Term Loan Facility that became available during February 2020.

Sourcing

There have been no material changes to our ratio of imports to total merchandise purchases or concentration of supplier purchases in the thirteen-week period ended May 2, 2020 compared to the thirteen-week period ended February 1, 2020.

Quarterly Results and Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, consumer confidence, customer response to our seasonal merchandise mix, timing of new store openings, adverse weather conditions, and shifts in the timing of certain holidays and shifts in the timing of promotional events.

Inflation

We do not believe that inflation had a material effect on our results of operations for the thirteen-week period ended May 2, 2020.

Forward-Looking Statements

We may make forward-looking statements reflecting our current views with respect to future events and financial performance. These forward-looking statements, which may be included in reports filed under the Exchange Act, in press releases and in other documents and materials as well as in written or oral statements made by or on behalf of the Company, are subject to certain risks and uncertainties, including those discussed in Item 1A - Risk Factors of our Annual Report on Form
10-K for the fiscal year ended February 1, 2020, as updated in Item 1A of this Quarterly Report on Form 10-Q, which could cause actual results to differ materially from historical results or those anticipated.

The words or phrases “will likely result,” “are expected to,” “estimate,” “project,” “believe,” “expect,” “should,” “anticipate,” “forecast,” “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (“PSLRA”). In particular, we desire to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Quarterly Report on Form 10-Q. Such forward-looking statements are subject to various risks and uncertainties, including, but not limited to, risks and uncertainties relating to:

•	Disruptions to our business from the COVID-19 pandemic;

•	Deteriorating economic conditions in the U.S.;

•	Changes in U.S. trade policies, including the imposition of tariffs on apparel or accessories and a potential trade war;

•	Performance of our stores;

•	Our ability to increase sales and achieve and sustain an acceptable level of gross margin;

•	Sufficiency and availability of our sources of liquidity;

•	Impairment of our long-lived assets; and

•	Privacy laws governing our use of customer information.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date such statements are made. In addition, we wish to advise readers that the factors listed in Item 1A of our Annual Report on Form
10-K for the fiscal year ended February 1, 2020, as updated in Item 1A of this Quarterly Report on Form 10-Q, as well as other factors, could affect our performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed in the quarterly report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our exposure to, and management of our market risks, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020. There have been no material changes to our exposure to, and management of our market risks in the thirteen-week period ended May 2, 2020.

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

The Company carried out an evaluation as of the end of the period covered by this report (the “Evaluation Date”), under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of May 2, 2020 the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Controls

There were no significant changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the Evaluation Date. Furthermore, there was no change in our internal control over financial reporting during the quarter ended May 2, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 14, 2019, Mark Gottlieb, a Company stockholder, filed a purported class action proceeding against Jonathan Duskin; Seth Johnson; Keri Jones; Kent Kleeberger; William Sharpe, III; Joel Waller and Laura Weil (the "Named Directors"), B. Riley FBR, Inc. and B. Riley Financial Inc., in the Court of Chancery in the State of Delaware, on behalf of himself and all stockholders who held shares as of December 20, 2018. The lawsuit alleges that the Named Directors breached their duty of loyalty in connection with the Company's rejection in December of 2018, of an unsolicited bid to acquire the Company. The lawsuit further alleges that the B. Riley firms aided and abetted the asserted breach of the duty of loyalty by the Named Directors. The Company believes the Complaint is without merit. The Named Directors, and the Company on their behalf, together with the B. Riley firms, intend to defend the lawsuit vigorously. On September 18, 2019, the Director Defendants filed a motion to dismiss the Plaintiff's complaint for failure to state a claim upon which relief can be granted. The motion has been briefed by Plaintiff and the Defendants and oral argument on the motion was held before the Court of Chancery on February 13, 2020 and the court has not yet issued its ruling. On May 27, 2020, the court announced a partial decision on the pending motions but asked for further briefing on the potentially dispositive issue of whether the claim is a derivative or direct, i.e. whether it belongs to the Company and cannot be brought by the Plaintiff or whether he may bring it directly. The parties are in the process of drafting such briefs.

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

ITEM 1A. RISK FACTORS

In addition to the other information discussed in this report, the risk factors described in “Part I, Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K for the fiscal period ended February 1, 2020, should be considered as they could materially affect our business, financial condition or operating results. These are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or operating results. In addition to the risks described in our 2019 Annual Report on Form 10-K, we also note the following:

The current outbreak of the novel coronavirus, or COVID-19, pandemic has significantly adversely impacted and disrupted, and is expected to continue to adversely impact and cause disruption to, our business, financial performance and condition, operating results, liquidity and cash flows. Further, the spread of the COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration. Any future outbreak of any other highly infectious or contagious disease could have a similar impact.

In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.
Governmental authorities nationally and in affected regions are taking increasingly dramatic actions and mandating various restrictions in an effort to slow the spread of the virus, including travel restrictions, social distancing, restrictions on public gatherings, “shelter at home” orders and advisories and quarantining of people who may have been exposed to the virus. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. Many experts predict that the outbreak will trigger a period of material global economic slowdown or a global recession.
The outbreak of the COVID-19 pandemic has disrupted our business and has had a significant adverse effect on our business, financial performance and condition, operating results, liquidity and cash flows, and will continue to adversely impact and cause disruption to our business, financial performance and condition, operating results, liquidity and cash flows. Factors that would negatively impact our ability to successfully operate during the current outbreak of the COVID-19 pandemic or another pandemic include:

•
our inability to reopen stores and distribution centers in a timely manner, and our inability to attract customers to our stores when we are able to reopen, given the risks, or perceived risks, of gathering in public places and complying with social distancing;

•	our inability to reinstate, retain and incentivize associates, to assist in the re-openings of our stores and distribution centers;

•	our inability to enter into rent deferral arrangements with our landlords;

•	supply chain delays due to closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

•
our inability to move existing inventory, including potentially having to sell existing inventory at a discount or write-down the value of inventory, and the costs and expenses of updating and replacing inventory;

•	fluctuations in regional and local economies, including the impact on regional and local retail markets and consumer confidence and spending;

•
our exposure to claims alleging that we have not re-opened our stores in compliance with government guidelines, or that associates, customers and third parties contracted COVID-19 due to our negligent failure to implement reasonable precautions to prevent the spread of the virus in our stores;

•	our inability to delay merchandise and other payments to vendors;

•	our inability to pay associate compensation, including incentive payments, in a timely manner, or at all;

•
our inability to preserve liquidity and difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect business operations or address maturing liabilities;

•	increased volatility and adverse impact on the value of our common stock.

The extent of the impact of the COVID-19 pandemic on our business, consolidated results of operations, consolidated financial position and consolidated cash flows, including any potential impairment or other fair value adjustments, will depend largely on future developments, including the duration and spread of the outbreak within the U.S., the related impact on consumer confidence and spending and when, or if, we will be able to resume normal operations, all of which are highly uncertain and cannot be predicted. Additionally, we may need to cease or significantly limit our operations again if subsequent outbreaks occur, either more broadly or within our stores. COVID-19 continues to present significant uncertainty and risk with respect to our business, financial performance and condition, operating results, liquidity and cash flows. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in Part I, Item 1A, “Risk Factors” in our Fiscal 2019 10-K and discussed from time to time in our filings with the SEC, including, among others, those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

On June 2, 2020 the Company was granted a loan of $10.0 million pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. An event of default may make the Company ineligible for PPP Loan forgiveness and may result in regulatory investigations and litigation.

The Company may only use funds from the PPP Loan for purposes specified in the CARES Act and related PPP rules including for payroll costs, costs used to continue group health care benefits, rent and utilities. Other uses will constitute a default under the PPP Loan. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act during the 24-week period commencing on the date of disbursement of the PPP Loan. While the Company currently believes that its use of the PPP Loan proceeds will meet the conditions for forgiveness of the PPP Loan, the Company cannot provide assurance that it will not take actions that could cause it to be ineligible for forgiveness of the PPP Loan, in whole or in part. The occurrence of an event of default may trigger the immediate repayment of all amounts outstanding, collection of all amounts owing from the Company, regulatory investigations and/or litigation against the Company.

Changes in U.S. trade policies, including the imposition of tariffs on apparel or accessories and a potential trade war, could have a material adverse impact on our business.

Most of our merchandise is produced in foreign countries, primarily in China, making the price and availability of our merchandise susceptible to international trade risks and other international conditions. The imposition of tariffs, duties, border adjustment taxes or other trade restrictions by the United States could also result in the adoption of new or increased tariffs or other trade restrictions by other countries. These tariffs as well as additional tariffs or trade restrictions that are implemented by the United States or other countries, could have a significant adverse impact on the cost of our goods, the prices at which we offer them for sale and our overall financial performance. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact the cost of and demand for our products, our overall costs, our customers, our suppliers and the world economy, which in turn could have a material adverse effect on our business, operational results, financial position and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit No.	Exhibit Description
10.1	Letter Agreement between Christopher & Banks Corporation and Keri Jones, dated April 1, 2020 (incorporated by reference from the registrant’s Current Report on Form 8-K filed on April 1, 2020)
10.2
Form of Time-Based Restricted Stock Unit Agreement under the Christopher & Banks Corporation 2018 Stock Incentive Plan (incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 12, 2020)

10.3
Third Amendment, dated February 27, 2020, to the Second Amended and Restated Credit Agreement, dated July 12, 2012, by and among Christopher & Banks Corporation, Christopher & Banks, Inc. and Christopher & Banks Company and Wells Fargo Bank, National Association (incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 4, 2020)

10.4
Credit Agreement, dated February 27, 2020, by and among Christopher & Banks Corporation, Christopher & Banks, Inc. and Christopher & Banks Company and ALCC, LLC. (incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 4, 2020)

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Christopher & Banks Corporation for the fiscal quarter ended May 2, 2020, formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements

*   Filed with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated: June 15, 2020	By:	/s/ Keri L. Jones
Keri L. Jones
President, Chief Executive Officer
(Principal Executive Officer)

Dated: June 15, 2020	By:	/s/ Richard Bundy
Richard Bundy
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)