Form 10-Q
period 2020-08-01
CHRISTOPHER & BANKS CORP
filed 2020-09-14
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-31390	06-1195422
(Commission File Number)	(I.R.S. Employer Identification No.)

CHRISTOPHER & BANKS CORPORATION
(a Delaware corporation)
2400 Xenium Lane North
Plymouth, Minnesota 55441
763-551-5000
(Registrant, State of Incorporation or Organization, Address of Principal Executive Officers and Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	CBKC	OTCQX

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

Large accelerated filer	☐	Accelerated filer	☐
Non Accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  YES ☑  NO

The registrant had 38,595,316 shares of common stock outstanding as of September 11, 2020, excluding shares of treasury stock.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands)

	August 1, 2020	February 1, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,771	$3,198
Accounts receivable	2,603	2,975
Merchandise inventories	36,006	41,698
Prepaid expenses and other current assets	4,104	4,072
Income taxes receivable	379	291
Total current assets	45,863	52,234
Non-current assets:
Property, equipment and improvements, net	21,849	24,952
Operating lease assets	98,237	110,509
Deferred income taxes	613	613
Other assets	1,120	1,098
Total non-current assets	121,819	137,172
Total assets	$167,682	$189,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,901	$23,715
Short-term borrowings	4,575	—
Current portion of long-term debt	417	—
Current portion of long-term lease liabilities	24,535	26,185
Accrued salaries, wages and related expenses	4,749	4,723
Accrued liabilities and other current liabilities	21,763	24,053
Total current liabilities	83,940	78,676
Non-current liabilities:
Long-term lease liabilities	89,827	99,793
Long-term debt	14,583	—
Other non-current liabilities	2,254	1,829
Total non-current liabilities	106,664	101,622

Commitments and contingencies

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock — $0.01 par value, 74,000 shares authorized, 48,900 and 48,680 shares issued, and 38,597 and 38,377 shares outstanding at August 1, 2020 and February 1, 2020, respectively	454	452
Additional paid-in capital	129,713	129,413
Accumulated deficit	(40,214)	(7,882)
Common stock held in treasury, 10,303 and 10,303 shares at cost at August 1, 2020 and February 1, 2020, respectively	(112,875)	(112,875)
Total stockholders’ equity	(22,922)	9,108
Total liabilities and stockholders’ equity	$167,682	$189,406
See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(amounts in thousands, except per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Net sales	$58,481	$83,443	$98,606	$166,663
Merchandise, buying and occupancy costs	52,101	58,969	88,502	116,575
Gross profit	6,380	24,474	10,104	50,088
Other operating expenses:
Selling, general and administrative	19,361	27,754	37,884	56,942
Depreciation and amortization	1,870	2,199	3,776	4,581
Impairment of store assets	—	311	264	311
Total other operating expenses	21,231	30,264	41,924	61,834
Operating loss	(14,851)	(5,790)	(31,820)	(11,746)
Interest expense, net	(280)	(111)	(553)	(267)
Loss before income taxes	(15,131)	(5,901)	(32,373)	(12,013)
Income (benefit) tax provision	(37)	40	(41)	80
Net loss and comprehensive loss	$(15,094)	$(5,941)	$(32,332)	$(12,093)

Basic loss per share:
Net loss	$(0.40)	$(0.16)	$(0.86)	$(0.32)
Basic shares outstanding	37,693	37,440	37,627	37,686

Diluted loss per share:
Net loss	$(0.40)	$(0.16)	$(0.86)	$(0.32)
Diluted shares outstanding	37,693	37,440	37,627	37,686

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands)

Thirteen Weeks Ended
	Treasury		Common Stock
	Shares Held	Amount Held	Shares Outstanding	Amount Outstanding	Additional Paid-in Capital	Accumulated Deficit	Total
May 2, 2020	10,303	$(112,875)	38,372	$452	$129,573	$(25,120)	$(7,970)
Net loss	—	—	—	—	—	(15,094)	(15,094)
Issuance of restricted stock, net of forfeitures	—	—	225	2	(7)	—	(5)
Stock-based compensation expense	—	—	—	—	147	—	147
August 1, 2020	10,303	$(112,875)	38,597	$454	$129,713	$(40,214)	$(22,922)

Twenty-six Weeks Ended
	Treasury		Common Stock
	Shares Held	Amount Held	Shares Outstanding	Amount Outstanding	Additional Paid-in Capital	Accumulated Deficit	Total
February 1, 2020	10,303	$(112,875)	38,377	$452	$129,413	$(7,882)	$9,108
Net loss	—	—	—	—	—	(32,332)	(32,332)
Issuance of restricted stock, net of forfeitures	—	—	220	2	(9)	—	(7)
Stock-based compensation expense	—	—	—	—	309	—	309
August 1, 2020	10,303	$(112,875)	38,597	$454	$129,713	$(40,214)	$(22,922)

Thirteen Weeks Ended
	Treasury		Common Stock
	Shares Held	Amount Held	Shares Outstanding	Amount Outstanding	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Total
May 4, 2019	10,161	$(112,873)	38,193	$463	$128,964	$1,307	$17,861
Net loss	—	—	—	—	—	(5,941)	(5,941)
Issuance of restricted stock, net of forfeitures	—	—	285	2	(6)	—	(4)
Stock-based compensation expense	—	—	—	—	160	—	160
Acquisition of common stock held in treasury, at cost	142	(2)	(142)	(14)	—	—	(16)
August 3, 2019	10,303	$(112,875)	38,336	$451	$129,118	$(4,634)	$12,060

Twenty-six Weeks Ended
	Treasury		Common Stock
	Shares Held	Amount Held	Shares Outstanding	Amount Outstanding	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Total
February 2, 2019	9,979	$(112,809)	38,386	$481	$128,714	$4,137	$20,523
Net loss	—	—	—	—	—	(12,093)	(12,093)
Issuance of restricted stock, net of forfeitures	—	—	274	2	(9)	—	(7)
Stock-based compensation expense	—	—	—	—	413	—	413
Acquisition of common stock held in treasury, at cost	324	(66)	(324)	(32)	—	—	(98)
Cumulative effect of accounting change	—	—	—	—	—	3,322	3,322
August 3, 2019	10,303	$(112,875)	38,336	$451	$129,118	$(4,634)	$12,060

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Twenty-six Weeks Ended
	August 1, 2020	August 3, 2019
Cash flows from operating activities:
Net loss	$(32,332)	$(12,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,776	4,581
Impairment of store assets	264	311
Amortization of financing costs	96	30
Lease expense	12,061	12,867
Stock-based compensation expense	309	413
Changes in operating assets and liabilities:
Accounts receivable	372	(704)
Merchandise inventories	5,692	(7,680)
Prepaid expenses and other assets	255	(505)
Income taxes receivable	(89)	(26)
Accounts payable	4,255	9,286
Accrued liabilities	(2,395)	(2,964)
Lease liabilities	(11,616)	(13,634)
Other liabilities	423	(230)
Net cash used in operating activities	(18,929)	(10,348)
Cash flows from investing activities:
Purchases of property, equipment and improvements	(661)	(996)
Net cash used in investing activities	(661)	(996)
Cash flows from financing activities:
Shares redeemed for payroll taxes	(7)	(5)
Proceeds from bank credit facility	18,155	12,650
Payments of bank credit facility	(13,580)	(9,200)
Payments for debt issuance costs	(405)	—
Proceeds from long-term borrowings	15,000	—
Acquisition of common stock held in treasury, at cost	—	(98)
Net cash provided by financing activities	19,163	3,347
Net decrease in cash and cash equivalents	(427)	(7,997)
Cash and cash equivalents at beginning of period	3,198	10,239
Cash and cash equivalents at end of period	$2,771	$2,242
Supplemental cash flow information:
Interest paid	$553	$267
Income taxes paid	$59	$198
Accrued purchases of property, equipment and improvements	$221	$98

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

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal adjustments, except as otherwise stated in these notes, considered necessary to present fairly our financial position, results of operations, and cash flows as of August 1, 2020, August 3, 2019 and for all periods presented.

COVID-19

On March 11, 2020, the World Health Organization declared the novel coronavirus (known as COVID-19) outbreak to be a global pandemic. As a result, the Company began the temporary closing of its stores, and effective March 19, 2020, it made the decision to temporarily close all of its stores and corporate office to combat the rapid spread of COVID-19. All stores remained closed until April 27, 2020, when a small number of stores in select markets were reopened to serve solely as fulfillment centers for the Company’s eCommerce sales. As of September 11, 2020, most corporate office associates continued to work remotely.

These developments have caused significant disruptions to the Company’s business and have had a significant adverse impact on its financial condition, results of operations and cash flows, the extent of which will be primarily based on the duration of the store closures, as well as the timing and extent of any recovery in traffic and consumer spending at the Company’s stores. As of August 1, 2020, 447 of the Company’s 452 stores, as well as its distribution center, have been reopened to customers, with the remaining stores closed to the public due to local government or landlord restrictions while remaining operational for purposes of fulfilling eCommerce orders. However, the Company is unable to determine whether, when or how the conditions surrounding the COVID-19 pandemic will change, including the impact that social distancing protocols will have on the Company’s operations, the degree to which the Company’s customers will patronize its stores and any impact from potential subsequent additional outbreaks or government mandated closures.

In response to the COVID-19 pandemic and the temporary closing of stores, the Company temporarily furloughed all store and most distribution center and corporate associates, but continued to provide benefits to furloughed associates. As the Company reopened stores, it recalled most furloughed associates, with approximately 85% returning to the workforce as of September 1, 2020.

The Company suspended rent payments to landlords while stores were closed and is currently negotiating with landlords in an effort to secure more favorable lease terms, where possible, both for periods when stores were temporarily closed as well as for future periods, as a result of the COVID-19 pandemic and its effects on the commercial real estate market. As previously announced, corporate employees and management received temporary base salary reductions beginning with 20% and up to 50% for the CEO. The Board of Directors also agreed to a substantial reduction in retainer fees aligned with management. As of July 12, 2020, the Company restored base salaries and director retainer fees to levels effective immediately prior to March 22, 2020.

Additionally, in early June 2020, the Company applied for and received $10.0 million in loan proceeds under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. The Company has been able to apply the loan proceeds toward the payment of qualified payroll expenses in accordance with the conditions of the PPP and believes that the loan principal will be substantially forgiven under the CARES Act.

Also, the Company worked closely with its merchandise vendor partners to reduce orders and extend payment terms, canceling as much of its spring/summer inventory orders as possible while holding over some core product.

The Company has experienced, and will continue to experience, adverse impacts on its financial condition and results of operations as a result of the COVID-19 pandemic, including, but not limited to, significant declines in net sales as a result of its store closings, as partially offset by reduced merchandise, buying and occupancy costs and other operating expenses; increases in operating losses and net losses; and adjustments to asset carrying values or long-lived asset impairment charges. Actual results may differ materially from the Company’s current estimates as the scope of the COVID-19 pandemic evolves, depending largely, though not exclusively, on the duration and extent of the disruption to its business.

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

Right of return
As part of our merchandise sales, we offer customers a right of return on merchandise that lapses, after a specified period of time, based on the original purchase date. The Company estimates the amount of sales that may be returned by our customers and records this estimate as a reduction of revenue in the period in which the related revenues are recognized. We utilize historical and industry data to estimate the total return liability. Conversely, the reduction in revenue results in a corresponding reduction in merchandise, buying and occupancy costs which results in a contract asset for the anticipated merchandise returned. The total reduction in revenue from estimated returns was $1.1 million for the period ended August 1, 2020, and $1.0 million for the period ended February 1, 2020. These amounts are included within accrued liabilities and other current liabilities in the Condensed Consolidated Balance Sheets.
Friendship Rewards Program
The Company established the Friendship Rewards Program (“Friendship Rewards”) as a loyalty program where customers earn points towards future discount certificates based on their purchase activity. We have identified the additional benefits received from Friendship Rewards as a separate performance obligation within a sales contract in the form of the discount certificates earned by customers. Accordingly, we assess any incremental discounts issued to our customers through Friendship Rewards and allocate a portion of the transaction price associated with merchandise sales from Friendship Rewards members to the future discounts earned. The transaction price allocated to future discounts is recorded as deferred revenue until the discounts are used or forfeited. In addition, the Company estimates breakage on the points earned within Friendship Rewards that will not be used by customers for future discounts. The Company estimates breakage based on the historical redemption rate and considers industry trends. Breakage is recorded as a reduction to the deferred revenue associated with Friendship Rewards. As of August 1, 2020, and February 1, 2020, the Company recorded $3.9 million and $4.3 million, respectively, in deferred revenue associated with Friendship Rewards, which is included in accrued liabilities and other current liabilities in the Condensed Consolidated Balance Sheets.
Gift card revenue
The Company sells gift cards to customers which can be redeemed for merchandise within our brick and mortar and eCommerce sales channels. Gift cards are recorded as deferred revenue when issued and are subsequently recorded as revenue upon redemption. The Company estimates breakage related to gift cards when the likelihood of redemption is remote. This estimate utilizes historical trends based on the vintage of the gift card. Breakage on gift cards is recorded as revenue in proportion to the rate of gift card redemptions by vintage. As of August 1, 2020, and February 1, 2020, the Company had $3.0 million and $4.3 million, respectively, of deferred revenue associated with the issuance of gift cards. The deferred gift card revenue is included in accrued liabilities and other current liabilities in the Condensed Consolidated Balance Sheets.
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
The other revenue based on customer usage of the card is recognized in net sales in the periods in which the related customer transaction occurs. As of August 1, 2020, the Company had $1.2 million recorded as deferred revenue associated with the signing bonus, of which $0.3 million was included in accrued liabilities and other current liabilities and the remaining $0.9 million was included in other non-current liabilities in the Condensed Consolidated Balance Sheets. As of February 1, 2020, the Company had $1.3 million recorded as deferred revenue associated with the signing bonus, of which $0.3 million was included in accrued liabilities and other current liabilities and the remaining $1.1 million was included in other non-current liabilities of the Condensed Consolidated Balance Sheets. The Company recorded $0.1 million into revenue for the thirteen and twenty-six-week periods ended August 1, 2020 and August 3, 2019, respectively, associated with the signing bonus.
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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Brick and mortar stores	$29,876	$65,595	$53,295	$130,647
eCommerce sales	27,673	16,698	44,452	35,598
Other	932	1,150	859	418
Net sales	$58,481	$83,443	$98,606	$166,663

Amounts included within other revenue relate to revenues earned from our private label credit card, net of any revenue adjustments and accruals.

Contract balances

The following table provides information about contract liabilities from contracts with customers (in thousands):

	Contract Liabilities
	August 1, 2020		February 1, 2020
	Current	Non-Current	Current	Non-Current
Right of return	$1,104	$—	$979	$—
Friendship Rewards	3,878	—	4,280	—
Gift card revenue	2,986	—	4,282	—
Private label credit card	274	936	274	1,073
Total	$8,242	$936	$9,815	$1,073

The Company recognized revenue of $1.3 million and $1.4 million in the thirteen-week periods ended August 1, 2020 and August 3, 2019, respectively, related to contract liabilities recorded at the beginning of the period. The Company recognized revenue of $2.2 million and $3.1 million in the twenty-six week periods ended August 1, 2020 and August 3, 2019, respectively, related to contract liabilities recorded at the beginning of the period. Such revenues were comprised of the redemption and forfeiture of Friendship Rewards discount certificates, redemption of gift cards, and amortization of the PLCC signing bonus. As of August 1, 2020, and February 1, 2020, the Company did not have any material contract assets.
For the thirteen and twenty-six-week periods ended August 1, 2020 and August 3, 2019, the Company did not recognize any revenue resulting from changes in the estimated variable consideration to be received associated with performance obligations satisfied or partially satisfied in prior periods.
Transaction price allocated to remaining performance obligations
The following table includes the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied as of August 1, 2020:

	Remainder of
(in thousands)	Fiscal 2020	Fiscal 2021	Thereafter
Private label credit card	$137	$274	$799
Total	$137	$274	$799

Contract Costs
The Company has not incurred any costs to obtain or fulfill a contract.

NOTE 3 — Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following (in thousands):

Description	August 1, 2020	February 1, 2020
Store leasehold improvements	$50,023	$49,894
Store furniture and fixtures	69,963	69,735
Corporate office and distribution center furniture, fixtures and equipment	6,463	6,463
Computer and point of sale hardware and software	32,959	32,952
Construction in progress	356	275
Total property, equipment and improvements, gross	159,764	159,319
Less accumulated depreciation and amortization	(137,915)	(134,367)
Total property, equipment and improvements, net	$21,849	$24,952

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

Due to continued operating losses and sales declines resulting from the temporary closure of all stores as of March 19, 2020 due to the COVID-19 pandemic, the Company performed an impairment analysis for the quarter ended August 1, 2020. In performing the analysis, the Company estimated the impact of the temporary store closures on future sales, gross margins and store operating expenses, taking into account estimated store reopening dates and projected sales and other activity ramping up to more normal levels. Leasehold improvements, store furniture and fixtures, and right-of-use operating lease assets at certain under-performing stores, and stores identified for closure were analyzed for impairment. The Company recorded zero and $0.3 million in store asset impairment, respectively, for the thirteen and twenty-six week periods ended August 1, 2020. The Company recorded $0.3 million in store asset impairment during the thirteen and twenty-six week periods ended August 3, 2019.

NOTE 4 — Accrued Liabilities and Other Current Liabilities

Accrued liabilities and other current liabilities consisted of the following (in thousands):

	August 1, 2020	February 1, 2020
Gift card revenue	$2,986	$4,282
Accrued Friendship Rewards liability	3,878	4,280
Accrued income, sales and other taxes payable	1,294	1,056
Accrued occupancy-related expenses	202	468
Right of return	1,104	979
eCommerce obligations	5,001	5,932
Other accrued liabilities	7,298	7,056
Total accrued liabilities and other current liabilities	$21,763	$24,053

NOTE 5 — Credit and Term Loan Facilities and PPP Loan

The Company is party to an amended and restated credit agreement (“the Credit Facility”) with Wells Fargo Bank, National Association ("Wells Fargo"), as lender. On February 27, 2020, the Company entered into (i) a third amendment (the “Third Amendment”) to the Credit Facility with Wells Fargo and (ii) a credit agreement (the “Term Loan Facility”) with ALCC, LLC as lender.

The Third Amendment, among other changes, (i) removed the $5.0 million revolving “first-in, last-out” tranche credit facility, which was paid in full using proceeds from the Term Loan Facility and (ii) permitted the Company to incur indebtedness under the Term Loan Facility. The Term Loan Facility provides for a delayed draw term loan facility in the aggregate principal amount of up to $10.0 million with a maturity date of August 3, 2023, and supplements the existing $50.0 million revolving Credit Facility. On February 27, 2020, the Company drew $5.0 million on the Term Loan Facility.

The Credit Agreement and the Term Loan Facility were subsequently amended on August 5, 2020, to create specific covenant basket for the PPP Loan, thus freeing up the Company's $10.0 million unsecured debt basket.

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

The Company expensed approximately $0.1 million of deferred financing costs during the thirteen and twenty-six week periods ended August 1, 2020 in connection with the Credit Facility. The deferred financing costs have been combined with the balance of the deferred financing costs remaining from the prior amendment on August 3, 2018. Deferred financing costs are included in other assets on the Condensed Consolidated Balance Sheet and are being amortized as interest expense over the related term of the Second Amendment.

The Credit Facility contains customary events of default and various affirmative and negative covenants. The financial covenant contained in both the Credit Facility and the Term Loan Facility requires the Company to maintain Availability, as such term is defined in the respective Facilities, at least equal to the greater of (a) ten percent (10%) of the borrowing base or (b) $3.0 million. In addition, the Credit Facility permits the payment of dividends to the Company's stockholders if certain financial conditions are met. In addition, the Term Loan Facility requires the Company to maintain specified levels of consolidated EBITDA when the outstanding principal balance exceeds $5.0 million. The Company was in compliance with all financial covenants and other financial provisions of the Credit Facility and Term Loan Facility as of August 1, 2020.

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

There were $4.6 million and zero in outstanding borrowings under the Credit Facility as of August 1, 2020 and February 1, 2020, respectively. The capped borrowing base at August 1, 2020 was approximately $26.2 million. As of August 1, 2020, the Company had open on-demand letters of credit of approximately $12.7 million. Accordingly, after reducing the capped borrowing base, current borrowings of $4.6 million, open letters of credit and the required minimum availability of the greater of $3.0 million, or $3.0 million (10.0% of the revolving loan cap), the net availability of revolving credit loans under the Credit Facility was approximately $5.9 million at August 1, 2020.

On June 2, 2020, the Company was granted a loan (the “PPP Loan”) from Cache Valley Bank in the aggregate amount of $10.0 million, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The PPP Loan, which required a note dated June 1, 2020 issued by the Company, matures on June 1, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on December 1, 2020. The Company may prepay the note at any time prior to maturity with no prepayment penalties. The Company may only use funds from the PPP Loan for purposes specified in the CARES Act and related PPP rules, which include payroll costs, costs used to continue group health care benefits, rent, and utilities; other uses will constitute a default under the PPP Loan.

The Company used the entire PPP Loan amount for qualifying expenses during fiscal June, July and August of 2020. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act during the 24-week period commencing on the date of disbursement of the Loan.

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

For the thirteen weeks ended August 1, 2020, the Company recorded income tax benefit of $(37) thousand, or an effective tax rate of 0.2%, versus income tax expense of $40 thousand, or an effective tax rate of (0.7)% for the same period of Fiscal 2019. For the twenty-six weeks ended August 1, 2020, the Company recorded income tax benefit of $(41) thousand, or an effective tax rate of 0.1%, versus income tax expense of $80 thousand, or an effective tax rate of (0.7)% for the same period of Fiscal 2019. The income tax provisions for the Fiscal 2020 and 2019 periods are primarily driven by state taxes.

As of August 1, 2020, the possibility of future cumulative losses still exists. Accordingly, the Company has continued to maintain a valuation allowance against its net deferred tax assets. A small deferred tax asset was allowed to remain related to certain state tax benefits. As of February 1, 2020, the Company has gross federal and state net operating loss (“NOL”) carryforwards of approximately $162.2 million and $83.2 million, respectively. A portion of the federal net operating loss carryforwards will begin to expire in 2032 while the other portion can be carried forward indefinitely. The state net operating loss carryforwards have carryforward periods of 5 to 20 years and begin to expire in the current year. The Company also has federal tax credits of $1.1 million which will begin to expire in 2030 and gross charitable contribution carryforwards of $0.7 million that will begin to expire in 2020.

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

NOTE 7 — Earnings Per Share (“EPS”)

The following table sets forth the calculation of basic and diluted EPS shown in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Numerator (in thousands):
Net loss attributable to Christopher & Banks Corporation	$(15,094)	$(5,941)	$(32,332)	$(12,093)
Denominator (in thousands):
Weighted average common shares outstanding - basic	37,693	37,440	37,627	37,686
Dilutive shares	—	—	—	—
Weighted average common and common equivalent shares outstanding - diluted	37,693	37,440	37,627	37,686
Net loss per common share:
Basic	$(0.40)	$(0.16)	$(0.86)	$(0.32)
Diluted	$(0.40)	$(0.16)	$(0.86)	$(0.32)

Total stock options exercisable for approximately 4.7 million and 4.8 million shares were excluded from the shares used in the computation of diluted earnings per share for the thirteen week periods ended August 1, 2020 and August 3, 2019, respectively, as they were anti-dilutive.

Total stock options exercisable for approximately 4.5 million and 4.7 million shares were excluded from the shares used in the computation of diluted earnings per share for the twenty-six week periods ended August 1, 2020 and August 3, 2019, respectively, as they were anti-dilutive.

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

Assets that are Measured at Fair Value on a Non-recurring Basis:

The following table summarizes certain information for non-financial assets for the twenty-six weeks ended August 1, 2020 and the fiscal year ended February 1, 2020, that are measured at fair value on a non-recurring basis in periods subsequent to an initial recognition period. The Company places amounts into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Twenty-six Weeks Ended	Fiscal Year Ended
Long-Lived Assets Held and Used (in thousands):	August 1, 2020	February 1, 2020
Carrying value	$476	$510
Fair value measured using Level 3 inputs	212	199
Impairment charge	$264	$311

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

Maturities of our lease liabilities as of August 1, 2020 were as follows:

(in thousands)	Lease Liabilities(1)
Remainder of 2020	$16,456
2021	28,024
2022	23,863
2023	22,398
2024	19,018
Thereafter	28,282
Total lease payments	138,041
Less: Imputed interest	(23,679)
Present value of lease liabilities	114,362
Less: Current lease liabilities	(24,535)
Long-term lease liabilities	$89,827

(1)	Includes retail stores and the corporate headquarters facility, including the distribution center.

Maturities of our lease liabilities as of February 1, 2020 were as follows:

(in thousands)	Lease Liabilities(1)
2020	$32,904
2021	27,326
2022	23,028
2023	21,929
2024	18,558
Thereafter	26,760
Total lease payments	150,505
Less: Imputed interest	(24,527)
Present value of lease liabilities	125,978
Less: Current lease liabilities	(26,185)
Long-term lease liabilities	$99,793

(1)	Includes retail stores and the corporate headquarters facility, including the distribution center.

The weighted average remaining lease terms and discount rates for all leases as of August 1, 2020 were as follows:

Remaining lease term and discount rate:	August 1, 2020
Weighted average remaining lease term (years)	5.5
Weighted average discount rate	5.7%

Operating lease expense for the thirteen weeks ended August 1, 2020 totaled approximately $8.8 million, with $0.5 million of that amount representing operating lease variable rent that was recorded in cost of sales. In addition, all but $12 thousand of the $8.3 million of non-variable operating lease rent is included in cost of sales. $12 thousand dollars of operating lease expense is included in selling, general and administrative expenses. For the thirteen weeks ended August 1, 2020, cash lease payments were $7.5 million, and right-of-use assets obtained in exchange for lease liabilities were zero.

Operating lease expense for the twenty-six weeks ended August 1, 2020 totaled approximately $17.7 million, with $0.7 million of that amount representing operating lease variable rent that was recorded in cost of sales. In addition, all but $19 thousand of the $17.0 million of non-variable operating lease rent is included in cost of sales. $19 thousand dollars of operating lease expense is included in selling, general and administrative expenses. For the twenty-six weeks ended August 1, 2020, cash lease payments were $16.0 million, and right-of-use assets obtained in exchange for lease liabilities were $1.1 million.

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

On August 14, 2019, Mark Gottlieb, a Company stockholder, filed a purported class action lawsuit against Jonathan Duskin; Seth Johnson; Keri Jones; Kent Kleeberger; William Sharpe, III; Joel Waller and Laura Weil (the "Named Directors"), B. Riley FBR, Inc. and B. Riley Financial Inc., in the Court of Chancery in the State of Delaware (the "Court of Chancery"), on behalf of himself and all stockholders who held shares as of December 20, 2018. The lawsuit alleges that the Named Directors breached their duty of loyalty in connection with the Company's rejection in December of 2018, of an unsolicited bid to acquire the Company and seeks unspecified damages for shareholders' lost opportunity. The lawsuit further alleges that the B. Riley firms aided and abetted the asserted breach of the duty of loyalty by the Named Directors. The Company believes the Complaint is without merit. The Named Directors, and the Company on their behalf, together with the B. Riley firms, intend to defend the lawsuit vigorously. On September 18, 2019, the Director Defendants filed a motion to dismiss the Plaintiff's complaint for failure to state a claim upon which relief can be granted. The motion was briefed by Plaintiff and the Defendants and oral argument on the motion were held before the Court of Chancery in February 2020. On May 27, 2020, the court announced a partial decision on the pending motions but asked for further briefing on the potentially dispositive issue of whether the claim is a derivative or direct, i.e. whether it belongs to the Company and cannot be brought by the Plaintiff or whether he may bring it directly. The parties have submitted further briefing on that issue and are awaiting the Court's decision.

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

NOTE 11 — Subsequent Events

On August 5, 2020, Christopher & Banks Company, a subsidiary of the Company, entered into a secured vendor program agreement with ALCC, LLC (the “Program Agreement”), in order to improve cash flow and to better align the Company's payment for inventory when it is sold. Under the Program Agreement, ALCC may purchase up to $10 million of inventory from Christopher & Banks Company’s vendors on behalf of Christopher & Banks Company (the “Inventory”). Christopher & Banks Company must pay ALCC for the Inventory either when Christopher & Banks Company sells the Inventory or 180 days after ALCC purchases the Inventory. Christopher & Banks Company must pay ALCC a 1.0% origination fee on amounts funded under the Program Agreement. Christopher & Banks Company is required to pay interest on any unsold Inventory at rates determined in the Program Agreement. The Program Agreement will remain in effect until August 3, 2023 unless terminated earlier in accordance with its terms.

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

As of August 1, 2020, we operated 452 stores in 44 states, including 316 Missy, Petite, Women ("MPW") stores, 77 outlet stores, 31 Christopher & Banks ("CB") stores, and 28 C.J. Banks ("CJ") stores. These store numbers include temporarily closed stores. Our CB brand offers unique fashions and accessories featuring exclusively designed assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P. Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W. Our MPW concept and outlet stores offer an assortment of both CB and CJ apparel servicing the Missy, Petite and Women-sized customer in one location.

COVID-19

On March 11, 2020, the World Health Organization declared the novel coronavirus (known as COVID-19) outbreak to be a global pandemic. As a result, and effective March 19, 2020, the Company made the decision to temporarily close all of its stores and corporate office to combat the rapid spread of COVID-19. All stores remained closed until April 27, 2020, when a small number of stores in select markets were reopened to serve solely as fulfillment centers for the Company’s eCommerce sales. As of September 11, 2020, most corporate office associates continue to work remotely.

These developments have caused, and will continue to cause, significant disruptions to the Company’s business and have had a significant adverse impact on its financial condition, results of operations and cash flows, the extent of which will be primarily based on the duration of the store closures, as well as the timing and extent of any recovery in traffic and consumer spending at the Company’s stores. As of August 1, 2020, 447 of the Company’s 452 stores, as well as its distribution center, have been reopened to customers, with the remaining stores closed to the public due to local government or landlord restrictions while remaining operational for purposes of fulfilling eCommerce orders. However, the Company is unable to determine whether, when or how the conditions surrounding the COVID-19 pandemic will change, including the impact that social distancing protocols will have on the Company’s operations, the degree to which the Company’s customers will patronize its stores and any impact from potential subsequent additional outbreaks or government mandated closures.

In response to the COVID-19 pandemic and the temporary closing of stores, the Company temporarily furloughed all store and most distribution center and corporate associates, but continued to provide benefits to furloughed associates. As the Company reopened stores, it recalled most furloughed associates, with approximately 85% returning to the workforce as of September 1, 2020.

The Company suspended rent payments to landlords while stores were closed and is currently negotiating with landlords in an effort to secure more favorable lease terms, where possible, both for periods when stores were temporarily closed as well as for future periods, as a result of the COVID-19 pandemic and its effects on the commercial real estate market. As previously announced, corporate employees and management received temporary base salary reductions beginning with 20% and up to 50% for the CEO. The Board of Directors also agreed to a substantial reduction in retainer fees aligned with management. As of July 12, 2020, the Company restored base salaries and director retainer fees to levels effective immediately prior to March 22, 2020.

Additionally, in early June 2020, the Company applied for and received $10.0 million in loan proceeds under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted on March 27, 2020. The Company has been able to apply the loan proceeds toward the payment of qualified payroll expenses in accordance with the conditions of the PPP and believes that the loan principal will be substantially forgiven under the CARES Act.

Also, the Company worked closely with its merchandise vendor partners to reduce orders and extend payment terms, canceling as much of its spring/summer inventory orders as possible while holding over some core product.

The Company has experienced, and will continue to experience, adverse impacts on its financial condition and results of operations as a result of the COVID-19 pandemic, including, but not limited to, significant declines in net sales as a result of our store closings, as partially offset by reduced merchandise, buying and occupancy costs and other operating expenses; increases in operating losses and net losses; and adjustments to asset carrying values or long-lived asset impairment charges. Actual results may differ materially from the Company’s current estimates as the scope of the COVID-19 pandemic evolves, depending largely, though not exclusively, on the duration and extent of the disruption to its business.

As various states across the country begin to authorize the re-opening of businesses, we continue to keep health and safety as a top priority as we take steps to re-open our stores. We have implemented social distancing and safety practices that include:

•	Hand sanitizer being available for all customers and associates;

•	Social distancing of at least 6 feet;

•	Extended cleaning efforts to wipe down surfaces after each use;

•	Wearing of masks by all associates and customers;

•	Limiting the number of customers in store based on store size;

•	Requiring associates that do not feel well to stay home; and

•	Requesting customers that do not feel way to stay home, but to shop online.

Ongoing Initiatives for Fiscal 2020

Since the beginning of the COVID-19 pandemic, protecting the health and safety of our customers, associates, and the communities that we serve has been our top priority. Accordingly, we moved quickly to close our stores, distribution center, and corporate offices in March. We continue to keep health and safety as a top priority as we re-open our stores.

As discussed above, we began limited reopening stores on April 27, 2020 for fulfillment of eCommerce orders. Since that time, we have opened these stores to the public and have continued to reopen other stores in accordance with applicable government guidelines. As of August 1, 2020, 447 of our stores have been reopened. While our stores were closed, our primary short-term financial objective was to effectively manage and enhance our liquidity. As our stores return to normal operations, and we receive more clarity on the extent of the impact of the COVID-19 pandemic, we will continue to focus on a number of ongoing initiatives aimed at improving our business.

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

Enhance the Customer Shopping Experience

We are committed to enhancing our customer's shopping experience by providing a well curated product assortment that is presented in a way that is easier for her to shop. We are focused on improving the flow and depth of our inventory buys which are intended to help her build an outfit and drive units per transaction. Additionally, we have recently launched a new Style and Selling model to support our store associates in providing even better service and importantly drive sales. We believe these changes have increased conversion rates and units per transaction.

Improve Marketing and Promotional Effectiveness

Our goals include executing disciplined markdown management, leveraging improved analytics to inform what types and depth of promotions and targeted offers are used, increasing our return on marketing investments.

Leverage Omni-Channel Capabilities

Our integrated, omni-channel strategy is designed to provide customers with a seamless retail experience, allowing her to shop whenever, however and wherever she chooses. In January of 2018, we launched “Buy online, ship to store,” and in November of 2018, we launched “Buy online, ship from store.” We launched “Buy online, pick up in store” during the first quarter of Fiscal 2019 and in August of 2020 we launched an item level “Buy online, pick up in store” initiative. All of our stores are now fulfilling eCommerce orders. These flexible fulfillment options not only meet a customer need, they allow us to better leverage our inventory across our entire chain and to better manage our fulfillment costs.

Build Loyalty and Grow our Customer File

We have a very loyal customer base that is highly engaged. Our uniquely designed product, our value positioning and our customer service are key differentiators for us and contribute to the loyalty of our customers with approximately 90% of our active customers participating in our loyalty rewards program.

We continue to focus on maximizing the benefits of our customer relationship management (“CRM”) database, Friendship Rewards, and private-label credit card program to strengthen engagement with our customers. Our Friendship Rewards, in conjunction with our CRM system, allows us to personalize communications and customize our offers. We continue to leverage our direct and digital marketing channels to encourage additional customer visits and increased spending per visit.

To grow our active customer file, we intend to reallocate our marketing spend in an effort to drive acquisition of new customers, reactivate lapsed customers, and also capitalize on market disruptions. In addition, we intend to refresh our Friendship Rewards and to continue to leverage that program. Finally, we plan to capitalize on our unique positioning in the market to drive engagement with customers on a grass roots level.

Optimize our Real Estate Portfolio

Between 2011 and 2015 we consolidated our store formats and reduced our store count by 33% in an effort to improve store productivity. Additionally, approximately 34% of our store leases have a potential lease action arising during the last three quarters of Fiscal 2020. These lease actions should provide us with flexibility to close underperforming stores and the opportunity to renegotiate occupancy costs where applicable. To this end, we engaged a leading national third-party real estate consulting firm during Fiscal 2019 to assist us in lease restructuring and to accelerate and increase occupancy cost savings. As a result of these lease restructuring efforts, we realized approximately $2.0 million in occupancy cost savings in Fiscal 2019 and we expect an additional $4.6 million in savings in Fiscal 2020. In addition, it is the Company's intent to negotiate more favorable lease terms, where possible, both for periods during which stores were temporarily closed as well as for future periods, as a result of the COVID-19 pandemic and its effects on the commercial real estate market.

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

Performance Measures

Management evaluates our financial results based on the following key measures of performance:

Comparable sales

Comparable sales is a measure that highlights the sales performance of our store channel and eCommerce channel by measuring the changes in sales over the comparable, prior-year period of equivalent length. Comparable sales were not available for the second quarter and first half of Fiscal 2020 due to temporary store closures related to the COVID-19 pandemic.

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

Second Quarter Fiscal 2020 Results of Operations

The following table presents selected consolidated financial data for the second quarter of Fiscal 2020 as compared to the second quarter of Fiscal 2019:

	Thirteen Weeks Ended		Net Change		Percent of Net Sales
(dollars in thousands)	August 1, 2020	August 3, 2019	Amount	Percent	August 1, 2020	August 3, 2019
Net sales	$58,481	$83,443	$(24,962)	(29.9)%	100.0%	100.0%
Merchandise, buying and occupancy costs	52,101	58,969	(6,868)	(11.6)%	89.1%	70.7%
Gross profit	6,380	24,474	(18,094)	(73.9)%	10.9%	29.3%
Other operating expenses:
Selling, general and administrative	19,361	27,754	(8,393)	(30.2)%	33.1%	33.3%
Depreciation and amortization	1,870	2,199	(329)	(15.0)%	3.2%	2.6%
Impairment of store assets	—	311	(311)	(100.0)%	—%	0.4%
Total other operating expenses	21,231	30,264	(9,033)	(29.8)%	36.3%	36.3%
Operating loss	(14,851)	(5,790)	(9,061)	156.5%	(25.4)%	(6.9)%
Interest expense, net	(280)	(111)	(169)	152.3%	(0.5)%	(0.1)%
Loss before income taxes	(15,131)	(5,901)	(9,230)	156.4%	(25.9)%	(7.1)%
Income tax (benefit) provision	(37)	40	(77)	(192.5)%	(0.1)%	—%
Net loss	$(15,094)	$(5,941)	$(9,153)	154.1%	(25.8)%	(7.1)%

	Thirteen Weeks Ended
Rate trends as a percentage of net sales	August 1, 2020	August 3, 2019
Gross margin	10.9%	29.3%
Selling, general, and administrative	33.1%	33.3%
Depreciation and amortization	3.2%	2.6%
Operating loss	(25.4)%	(6.9)%

Second Quarter Fiscal 2020 Summary

•	Second quarter financial results were heavily driven by the impact of the COVID-19 pandemic. Net sales decreased 29.9% compared to the same period last year.

•
Year-over-year stores for May, June, and July 2020 were not comparable due to temporary store closures related to the COVID-19 pandemic. For Q2 we had 36% less store operating days due to temporary closures.

•	eCommerce sales increased 70.9% following a 1.3% decrease in the same period last year reflecting, in part, customers choosing to shop online versus in-store during the pandemic.

•
Gross margin rates decreased 1,842 basis points from the second quarter of last year, reflecting lower merchandise margin, higher shipping costs from increased eCommerce and split shipments related to ship from store orders, and fixed occupancy costs for stores versus lower revenues. The lower merchandise margin for the quarter was driven by deeper promotions to drive through spring season goods due to temporary store closures, incremental markdowns and higher markdown reserves.

•
SG&A expense declined $8.4 million, or 30.2%, from last year's second quarter with $6.4 million of the decrease relating to store and corporate compensation, primarily from furloughs and temporary base salary reductions. The remainder of the SG&A decrease was from lower marketing, medical benefits, professional services and store operations costs, partially offset by a credit in the second quarter of Fiscal 2019 from the sale of a claim regarding credit card interchange fees.

•	Net loss totaled $15.1 million, or a $(0.40) loss per share, compared to a net loss for the prior year's second quarter of $5.9 million, or a $(0.16) loss per share.

•	As of August 1, 2020, we held $2.8 million of cash and cash equivalents, compared to $0.2 million as of May 2, 2020.

•
As of August 1, 2020, bank borrowings under our Credit Facility totaled $4.6 million, with $5.9 million of availability under the Company's Credit Facility. As of August 1, 2020, we had $5.0 million outstanding under our Term Loan Facility. As of May 2, 2020, bank borrowings totaled $16.8 million, with $4.1 million of availability under the Company's Credit Facility. As of May 2, 2020, we had $5.0 million outstanding under our Term Loan Facility.

Net Sales

The overall 29.9% decrease in net sales for the second quarter was largely driven by the temporary store closings of retail stores, all of which were closed to customers during May and at least some of June. The components of the 29.9% net sales decrease in the second quarter Fiscal 2020 as compared to the second quarter of Fiscal 2019 were as follows:

Thirteen Weeks Ended
Sales driver change components	August 1, 2020
Number of transactions	(16.2)%
Average unit retail	(14.0)%
Units per transaction	(2.3)%
Other sales	2.6%
Total sales driver change	(29.9)%

Net sales decreased primarily due to a 16.2% decrease in the number of transactions, a 2.3% decline in units per transaction and a 14.0% decrease in average unit retail that was driven by deeper promotions necessitated to drive through spring goods due to temporary store closures.

Store count, openings, closings, and square footage for our stores, excluding the impacts of temporary store closures, were as follows:

	Store Count						Square Footage (1)
	May 3,			MPW	August 1,	Avg. Store	August 1,	May 3,
Stores by Format	2020	Open	Close	Conversions	2020	Count	2020	2020
MPW	312	4	—	—	316	313	1,244	1,239
Outlet	77	—	—	—	77	77	310	310
Christopher and Banks	31	—	—	—	31	31	103	103
C.J. Banks	28	—	—	—	28	28	100	100
Total Stores	448	4	—	—	452	449	1,757	1,752

(1)	Square footage presented in thousands

Average store count in the second quarter of Fiscal 2020 was 449 stores compared to an average store count of 456 stores in the second quarter of Fiscal 2019, a decrease of 1.4%. Average square footage in the second quarter of Fiscal 2020 decreased 0.8% compared to the second quarter of Fiscal 2019.

Gross Profit

Gross margin rate decreased 1,842 basis points from the second quarter of last year, reflecting lower merchandise margin, higher shipping costs from increased eCommerce and split shipments related to ship from store orders, and fixed occupancy costs for stores versus lower revenues. The lower merchandise margin for the quarter was driven by deeper promotions to drive through spring season goods due to temporary store closures, incremental markdowns and higher markdown reserves. Rent expense for closed stores continued to be recognized despite the Company not paying April, May and June rent.

Selling, General, and Administrative (“SG&A”) Expenses

SG&A expense declined $8.4 million, or 30.2%, from last year's second quarter with $6.4 million of the decrease relating to store and corporate compensation, primarily from furloughs and temporary base salary reductions. The remainder of the SG&A decrease was from lower marketing, medical benefits, professional services and store operations costs, partially offset by a credit in the second quarter of 2019 from the sale of a claim regarding credit card interchange fees.

Depreciation and Amortization

Depreciation and amortization expense decreased by $0.3 million primarily due to a decline in average number of stores, as well as reduced capital spending.

Operating Loss

Our $9.1 million increase in operating loss in the second quarter of Fiscal 2020 compared to the second quarter of Fiscal 2019 was due to the $18.1 million decrease in gross profit, as partially offset by the $8.4 million decrease in SG&A expenses and the $0.3 million decrease in depreciation and amortization expense.

Interest Expense, Net

The increase in net interest expense was due to a higher level of average borrowings from our Credit Facility during the second quarter of Fiscal 2020 as well as interest on the $5.0 million drawn on the Term Loan Facility beginning February 27, 2020.

Income Tax Benefit

Income tax benefit recorded for the second quarter of Fiscal 2020 was $(37) thousand compared to income tax expense of $40 thousand for the same period of Fiscal 2019. Our effective tax rate was 0.2% for the second quarter of Fiscal 2020 compared to (0.7)% in the same period last year.

Net Loss

Our $9.2 million increase in net loss during the second quarter of Fiscal 2020 was due to the $18.1 million decrease in gross profit, offset by the $8.4 million decrease in SG&A expenses, the $0.3 million decrease in depreciation and the $0.2 million increase in interest expense.

First Half Fiscal 2020 Result of Operations

The following table presents selected consolidated financial data for the first half of Fiscal 2020 compared to the first half of Fiscal 2019:

	Twenty-six weeks ended		Net Change		Percent of Net Sales
(dollars in thousands)	August 1, 2020	August 3, 2019	Amount	Percent	August 1, 2020	August 3, 2019
Net sales	$98,606	$166,663	$(68,057)	(40.8)%	100.0%	100.0%
Merchandise, buying and occupancy costs	88,502	116,575	(28,073)	(24.1)%	89.8%	69.9%
Gross profit	10,104	50,088	(39,984)	(79.8)%	10.2%	30.1%
Other operating expenses:
Selling, general and administrative	37,884	56,942	(19,058)	(33.5)%	38.4%	34.2%
Depreciation and amortization	3,776	4,581	(805)	(17.6)%	3.8%	2.7%
Impairment of store assets	264	311	(47)	(15.1)%	0.3%	0.2%
Total other operating expenses	41,924	61,834	(19,910)	(32.2)%	42.5%	37.1%
Operating loss	(31,820)	(11,746)	(20,074)	170.9%	(32.3)%	(7.0)%
Interest expense, net	(553)	(267)	(286)	107.1%	(0.6)%	(0.2)%
Loss before income taxes	(32,373)	(12,013)	(20,360)	169.5%	(32.8)%	(7.2)%
Income tax (benefit) provision	(41)	80	(121)	(151.3)%	—%	—%
Net loss	$(32,332)	$(12,093)	$(20,239)	167.4%	(32.8)%	(7.3)%

	Twenty-six Weeks Ended
Rate trends as a percentage of net sales	August 1, 2020	August 3, 2019
Gross margin	10.2%	30.1%
Selling, general, and administrative	38.4%	34.2%
Depreciation and amortization	3.8%	2.7%
Operating loss	(32.3)%	(7.0)%

First Half Fiscal 2020 Summary

•	Net sales decreased 40.8% compared to the same period last year primarily due to the impact of temporary store closings due to the COVID-19 pandemic.

•	Comparable sales decreased 40.4% following a 3.9% decrease in the same period last year, but are not comparable due to temporary store closures due to the COVID-19 pandemic.

•	eCommerce sales increased 27.6% reflecting, in part, customers choosing to shop online versus in-store during the pandemic. eCommerce sales increased 4.8% in the same period last year.

•
Gross margin rates decreased 1,981 basis points compared to the same period last year primarily due to fixed occupancy costs for stores versus lower revenues as well as lower merchandise margin due to markdowns and eCommerce costs (primarily freight).

•
SG&A expense was $19.1 million, or 33.5%, less than last year's first half due primarily to lower expenses for store and corporate compensation, marketing, store operation costs, medical benefits and professional services, partially offset by a credit in the second quarter of 2019 from the sale of a claim regarding credit card interchange fees.

•	Net loss totaled $32.3 million, or a $(0.86) loss per share, compared to a net loss for the prior year's first half of $12.1 million, or a $(0.32) loss per share.

•	As of August 1, 2020, we held $2.8 million of cash and cash equivalents, compared to $3.2 million as of February 1, 2020.

•
As of August 1, 2020, bank borrowings were $4.6 million, with $5.9 million of availability under the Company's Credit Facility. As of August 1, 2020, we had $5.0 million outstanding under our Term Loan Facility. As of February 1, 2020, we had no outstanding borrowings and $16.7 million of availability under the Company's Credit Facility. As of February 1, 2020, we had no outstanding borrowings under out Term Loan Facility.

Net Sales

The overall 40.8% decrease in net sales for the first half of Fiscal 2020 was largely driven by the temporary closing of retail stores, all of which were closed to customers during the latter half of fiscal March, all of fiscal April and May, and at least some of June. The components of the 40.8% net sales decrease in the first half of Fiscal 2020 as compared to the first half of Fiscal 2019 were as follows:

Twenty-six Weeks Ended
Sales driver change components	August 1, 2020
Number of transactions	(32.6)%
Average unit retail	(9.9)%
Units per transaction	(2.8)%
Other sales	4.5%
Total sales driver change	(40.8)%

Net sales decreased primarily due to a 32.6% decrease in the number of transactions, a 2.8% decline in units per transaction and a 9.9% decrease in average unit retail.

Store count, openings, closings, and square footage for our stores, excluding the impacts of temporary store closures, were as follows:

	Store Count						Square Footage (1)
	February 2,			MPW	August 1,	Avg. Store	August 1,	February 2,
Stores by Format	2020	Open	Close	Conversions	2020	Count	2020	2020
MPW	309	7	—	—	316	312	1,240	1,239
Outlet	77	—	—	—	77	77	310	310
Christopher and Banks	32	—	(1)	—	31	31	103	103
C.J. Banks	29	—	(1)	—	28	28	100	100
Total Stores	447	7	(2)	—	452	448	1,753	1,752

(1)	Square footage presented in thousands

Average store count in the first half of Fiscal 2020 was 448 stores compared to an average store count of 456 stores in the first half of Fiscal 2019, a decrease of 1.7%. Average square footage in the first half of Fiscal 2020 decreased 1.0% compared to the first half of Fiscal 2019.

Gross Profit

Gross margin rate decreased 1,981 basis points from the first half of last year, reflecting the impact of fixed occupancy costs for stores versus lower revenues as well as lower merchandise margin due to markdowns and eCommerce costs (primarily freight).

Selling, General, and Administrative (“SG&A”) Expenses

SG&A expense was $19.1 million, or 33.5%, less than last year's first half due primarily to lower expenses for store and corporate compensation, marketing, store operation costs, medical benefits and professional services, partially offset by a credit in the second quarter of Fiscal 2019 from the sale of a claim regarding credit card interchange fees.

Depreciation and Amortization

Depreciation and amortization expense decreased by $0.8 million primarily due to lower Fiscal 2020 depreciation for capitalized software costs. Depreciation expense was also less for store leasehold improvements, primarily driven by a decline in average number of stores, as well as lower depreciation expense for computer hardware, furniture and fixtures and warehouse equipment.

Operating Loss

Our $20.1 million increase in operating loss in the first half of Fiscal 2020 compared to the first half of Fiscal 2019 was due to the $40.0 million decrease in gross profit, as partially offset by the $19.1 million decrease in SG&A expenses and the $0.8 million decrease in depreciation and amortization expense.

Interest Expense, Net

The increase in net interest expense was due to a higher level of average borrowings from our Credit Facility during the first half of Fiscal 2020 as well as interest on the $5.0 million drawn on the Term Loan Facility beginning February 27, 2020.

Income Tax (Benefit) Provision

Income tax benefit recorded for the first half of Fiscal 2020 was $41 thousand compared to income tax expense of $80 thousand for the same period of Fiscal 2019. Our effective tax rate was 0.1% for the first half of Fiscal 2020 compared to (0.7)% in the same period last year.

Net Loss

Our $20.2 million increase in the net loss during the first half of Fiscal 2020 was due to the $40.0 million decrease in gross profit, the $19.1 million decrease in SG&A expenses, the $0.8 million decrease in depreciation and amortization expense and the $0.3 million increase in interest expense.

Liquidity and Capital Resources

Summary

There is significant uncertainty surrounding the potential impact of the COVID-19 pandemic on the Company's cash flow and liquidity. The Company is taking steps to increase available liquidity and cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures, and utilizing funds available under the PPP Loan, the Credit Facility, the Term Loan Facility and the Program Agreement described below. In addition, the Company has seen favorable initial customer response to its new merchandise assortments and, with substantial merchandise arriving over the next several months, the Company believes it is positioned for improved financial performance in the second half of Fiscal 2020.

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

Capital Resources

Funds generated by operating activities, available cash and cash equivalents, our Credit Facility and our Term Loan Facility are our most significant sources of liquidity. In addition, on June 2, 2020 we received $10.0 million of proceeds in the form of a PPP Loan. The Company has been able to apply the loan proceeds toward the payment of payroll, rent, utilities and other qualified expenses in accordance with the conditions of the PPP and believes that the loan principal will be substantially forgiven under the CARES Act.

Our cash and cash equivalents balance as of August 1, 2020 was $2.8 million, compared to $3.2 million as of February 1, 2020.

As of August 1, 2020, bank borrowings under our Credit Facility totaled $4.6 million, with $5.9 million of availability under the Company's Credit Facility. As of August 1, 2020, we had $5.0 million of principal outstanding under our Term Loan Facility.

The Credit Facility with Wells Fargo was amended on February 27, 2020. This amendment, among other changes, removed the $5.0 million revolving “first-in, last-out” (“FILO”) tranche credit facility and permitted the Company to incur indebtedness under the Term Loan Facility. The Credit Agreement and the Term Loan Facility were subsequently amended on August 5, 2020, to create a specific covenant basket for the PPP Loan, thus freeing up the Company's $10.0 million unsecured debt basket. The current expiration date is August 3, 2023.

The Credit Facility's capped borrowing base at August 1, 2020 was approximately $26.2 million. As of August 1, 2020, the Company had open on-demand letters of credit of approximately $12.7 million. Accordingly, after reducing the capped borrowing base for current borrowings of $4.6 million, open letters of credit and the required minimum availability of the greater of $3.0 million, or $3.0 million (10.0% of the revolving loan cap), the net availability of revolving credit loans under the Credit Facility was approximately $5.9 million at August 1, 2020.

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

See Note 5 - Credit and Term Loan Facilities and PPP Loan of the unaudited Condensed Consolidated Financial Statements for additional details regarding our Credit Facility, Term Loan Facility and PPP Loan.

On June 2, 2020, we were granted a loan (the “PPP Loan”) from Cache Valley Bank in the aggregate amount of $10,000,000, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The PPP Loan, which required of a note dated June 1, 2020 issued by the Company, matures on June 1, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on December 1, 2020. The Company may prepay the note at any time prior to maturity with no prepayment penalties. The Company may only use funds from the PPP

Loan for purposes specified in the CARES Act and related PPP rules, which include payroll costs, costs used to continue group health care benefits, rent, and utilities; other uses will constitute a default under the PPP Loan.

As of September 11, 2020, the Company has used the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act during the 24-week period commencing on the date of disbursement of the Loan. The Company is in the process of determining how much of the PPP loan is eligible for forgiveness, but it currently believes that substantially all of the original loan amount will be forgiven.

On August 5, 2020, Christopher & Banks Company, a subsidiary of the Company, entered into a secured vendor program with ALCC, LLC (the “Program Agreement”), in order to improve cash flow and better align the Company's payment for inventory with when it is sold. Under the Program Agreement, ALCC may purchase up to $10 million of inventory from Christopher & Banks Company’s vendors on behalf of Christopher & Banks Company (the “Inventory”). Christopher & Banks Company must pay ALCC for the Inventory either when Christopher & Banks Company sells the Inventory or 180 days after ALCC purchases the Inventory. Christopher & Banks Company must pay ALCC an origination fee of 1.00% on each purchase order, as described in the Program Agreement. Christopher & Banks Company is required to pay interest on any unsold Inventory at rates determined in the Program Agreement. The Program Agreement will remain in effect until August 3, 2023 unless terminated earlier in accordance with its terms.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the first half of Fiscal 2020 compared to the first half of Fiscal 2019:

	Twenty-six Weeks Ended
(in thousands)	August 1, 2020	August 3, 2019
Net cash used in operating activities	$(18,929)	$(10,348)
Net cash used in investing activities	(661)	(996)
Net cash provided by financing activities	19,163	3,347
Net decrease in cash and cash equivalents	$(427)	$(7,997)

Operating Activities

The $8.6 million change in cash used in operating activities in the first half of Fiscal 2020 compared to the first half of Fiscal 2019 was primarily due to the larger net loss and non-cash items. The negative effect of these items was partially offset by changes in working capital (primarily inventories) and lease-related items. Typically, working capital fluctuations are a reflection of seasonal patterns and a change in the timing of accounts payable and payroll accruals. However, for the first two quarters of Fiscal 2020, working capital fluctuations were significantly impacted by (a) the fact that prior year inventory balances were higher than normal due to prior year second quarter acceleration of shipments of certain goods in order to reduce tariffs, (b) the shift in timing of current year second quarter in-transit shipments by about three weeks from July to August 2020 and (c) temporary store closings and the pandemic. Cash flows from operations improved from ($24.0) million during the 2020 first quarter to $5.1 million during the 2020 second quarter, primarily due to changes in working capital.

Investing Activities

Cash used in investing activities for the first half of Fiscal 2020 was $0.7 million as compared to a use of cash of $1.0 million during the first half of last year. The $0.3 million change is primarily attributable to lower expenditures for eCommerce initiatives, store leaseholds and other improvements.

Financing Activities

The increase in cash provided by financing activities between Fiscal 2020 and 2019 was due to $10.0 million of borrowings under the PPP Loan, $5.0 million of borrowings under the Company's Term Loan Facility, and higher net borrowings on the Company's Credit Facility.

Sourcing

There have been no material changes to our ratio of imports to total merchandise purchases or concentration of supplier purchases in the thirteen and twenty-six-week periods ended August 1, 2020 compared to the Fiscal 2019 year ended February 1, 2020.

Quarterly Results and Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, consumer confidence, customer response to our seasonal merchandise mix, timing of new store openings, adverse weather conditions, and shifts in the timing of certain holidays and shifts in the timing of promotional events.

Inflation

We do not believe that inflation had a material effect on our results of operations for the second quarter and first half of Fiscal 2020.

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

Not required.

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

The Company carried out an evaluation as of the end of the period covered by this report (the “Evaluation Date”), under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of August 1, 2020 the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Controls

There were no significant changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the Evaluation Date. Furthermore, there was no change in our internal control over financial reporting during the quarter ended August 1, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 14, 2019, Mark Gottlieb, a Company stockholder, filed a purported class action lawsuit against Jonathan Duskin; Seth Johnson; Keri Jones; Kent Kleeberger; William Sharpe, III; Joel Waller and Laura Weil (the "Named Directors"), B. Riley FBR, Inc. and B. Riley Financial Inc., in the Court of Chancery in the State of Delaware (the "Court of Chancery"), on behalf of himself and all stockholders who held shares as of December 20, 2018. The lawsuit alleges that the Named Directors breached their duty of loyalty in connection with the Company's rejection in December of 2018, of an unsolicited bid to acquire the Company and seeks unspecified damages for shareholders' lost opportunity. The lawsuit further alleges that the B. Riley firms aided and abetted the asserted breach of the duty of loyalty by the Named Directors. The Company believes the Complaint is without merit. The Named Directors, and the Company on their behalf, together with the B. Riley firms, intend to defend the lawsuit vigorously. On September 18, 2019, the Director Defendants filed a motion to dismiss the Plaintiff's complaint for failure to state a claim upon which relief can be granted. The motion was briefed by Plaintiff and the Defendants and oral argument on the motion were held before the Court of Chancery in February 2020. On May 27, 2020, the court announced a partial decision on the pending motions but asked for further briefing on the potentially dispositive issue of whether the claim is a derivative or direct, i.e. whether it belongs to the Company and cannot be brought by the Plaintiff or whether he may bring it directly. The parties have submitted further briefing on that issue and are awaiting the Court's decision.

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

The COVID-19 pandemic has significantly adversely impacted and disrupted, and is expected to continue to adversely impact and cause disruption to, our business, financial performance and condition, operating results, liquidity and cash flows. Further, the spread of the COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration. Any future outbreak of any other highly infectious or contagious disease could have a similar impact.

In late 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China. COVID-19 has since spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.
Governmental authorities are mandating various restrictions in an effort to slow the spread and prevent the resurgence of the virus, including travel restrictions, social distancing, restrictions on public gatherings, “shelter at home” orders and advisories and quarantining of people who may have been exposed to the virus. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. Many experts predict that the outbreak has triggered a period of material global economic slowdown or a global recession.
The COVID-19 pandemic has had, and will continue to have, a significant adverse effect on our business, financial performance and condition, operating results, liquidity and cash flows. Factors that would negatively impact our ability to successfully operate during the current outbreak of the COVID-19 pandemic or another pandemic include:

•
our inability to continue re-opening stores and distribution centers and to keep them open, and our inability to attract customers that have been re-opened, given the risks, or perceived risks, of gathering in public places and complying with social distancing;

•	our inability to reinstate, retain and incentivize associates, to assist in the operation of our stores and distribution centers;

•	our inability to renegotiate lease agreements with our landlords;

•	supply chain delays due to closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

•
our inability to move existing inventory, including potentially having to sell existing inventory at a discount or write-down the value of inventory, and the costs and expenses of updating and replacing inventory;

•	fluctuations in regional and local economies, including the impact on regional and local retail markets and consumer confidence and spending;

•	fluctuations in regional and local COVID-19 restrictions on businesses, including varying executive orders and social-distancing guidance regarding retailers and indoor public gatherings;

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

The extent of the impact of the COVID-19 pandemic on our business, consolidated results of operations, consolidated financial position and consolidated cash flows, including any potential impairment or other fair value adjustments, will depend largely on future developments, including the duration and spread of the outbreak within the U.S., the related impact on consumer confidence and spending, the availability of government relief programs, and whether we will be able to resume normal operations, all of which are highly uncertain and cannot be predicted. Additionally, we may need to cease or significantly limit our operations again if subsequent outbreaks occur, either more broadly or within our stores. COVID-19 continues to present significant uncertainty and risk with respect to our business, financial performance and condition, operating results, liquidity and cash flows. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in Part I, Item 1A, “Risk Factors” in our Fiscal 2019 10-K and discussed from time to time in our filings with the SEC, including, among others, those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

On June 2, 2020 the Company was granted a loan of $10.0 million pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. An event of default may make the Company ineligible for PPP Loan forgiveness and may result in regulatory investigations and litigation.

The Company may only use funds from the PPP Loan for purposes specified in the CARES Act and related PPP rules including for payroll costs, costs used to continue group health care benefits, rent and utilities. Other uses will constitute a default under the PPP Loan. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act during the 24-week period commencing on the date of disbursement of the PPP Loan. While the Company currently believes that its use of the PPP Loan proceeds has met the conditions for forgiveness of substantially all of the PPP Loan, the Company cannot provide assurance that it will not take actions that could cause it to be ineligible for forgiveness of the PPP Loan, in whole or in part. The occurrence of an event of default may trigger the immediate repayment of all amounts outstanding, collection of all amounts owing from the Company, regulatory investigations and/or litigation against the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

As previously announced, corporate employees and management received temporary base salary reductions beginning with 20% and up to 50% for the CEO. The Board of Directors also agreed to a substantial reduction in retainer fees. As of July 12, 2020, the Company restored base salaries and director retainer fees to levels effective immediately prior to March 22, 2020.

ITEM 6.   EXHIBITS

Exhibit No.	Exhibit Description
10.1	Secured Vendor Program Agreement, dated August 5, 2020, between Christopher & Banks Company and ALCC, LLC.
10.2*
Fourth Amendment, dated August 5, 2020, to the Second Amended and Restated Credit Agreement, dated July 12, 2012, by and among Christopher & Banks Corporation, Christopher & Banks Company, & Wells Fargo Bank, National Association.

10.3*
First Amendment, dated August 5, 2020, to the Credit Agreement, dated February 27, 2020, by and among Christopher & Banks Corporation, Christopher & Banks, Inc. and Christopher & Banks Company and ALCC, LLC.

10.4	Promissory Note, dated June 1, 2020, issued by Christopher & Banks Corporation, for the benefit of Cache Valley Bank.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Financial statements from the Quarterly Report on Form 10-Q of Christopher & Banks Corporation for the fiscal quarter ended August 1, 2020, formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements

*   Filed with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated: September 14, 2020	By:	/s/ Keri L. Jones
Keri L. Jones
President, Chief Executive Officer
(Principal Executive Officer)

Dated: September 14, 2020	By:	/s/ Richard Bundy
Richard Bundy
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)