Form 10-Q
period 2020-10-31
CHRISTOPHER & BANKS CORP
filed 2020-12-14
CIK 883943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
or
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

The registrant had 38,546,330 shares of common stock outstanding as of December 11, 2020, excluding shares of treasury stock.

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands)

	October 31, 2020	February 1, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,202	$3,198
Accounts receivable	3,209	2,975
Merchandise inventories	47,262	41,698
Prepaid expenses and other current assets	4,123	4,072
Income taxes receivable	362	291
Total current assets	56,158	52,234
Non-current assets:
Property, equipment and improvements, net	20,010	24,952
Operating lease assets	94,974	110,509
Deferred income taxes	613	613
Other assets	1,081	1,098
Total non-current assets	116,678	137,172
Total assets	$172,836	$189,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,151	$23,715
Short-term borrowings	13,978	—
Current portion of long-term debt	667	—
Current portion of long-term lease liabilities	23,824	26,185
Accrued salaries, wages and related expenses	3,494	4,723
Accrued liabilities and other current liabilities	22,883	24,053
Total current liabilities	99,997	78,676
Non-current liabilities:
Long-term lease liabilities	88,964	99,793
Long-term debt	14,333	—
Other non-current liabilities	3,120	1,829
Total non-current liabilities	106,417	101,622

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value, 1,000 shares authorized, none outstanding	—	—
Common stock —$0.01 par value, 74,000 shares authorized, 48,889 and 48,680 shares issued, and 35,587 and 38,377 shares outstanding at October 31, 2020 and February 1, 2020, respectively	454	452
Additional paid-in capital	129,865	129,413
Accumulated deficit	(51,022)	(7,882)
Common stock held in treasury, 10,303 shares at cost at October 31, 2020 and February 1, 2020	(112,875)	(112,875)
Total stockholders’ equity	(33,578)	9,108
Total liabilities and stockholders’ equity	$172,836	$189,406
See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(amounts in thousands, except per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Net sales	$72,797	$94,061	$171,403	$260,724
Merchandise, buying and occupancy costs	54,862	62,135	143,364	178,710
Gross profit	17,935	31,926	28,039	82,014
Other operating expenses:
Selling, general and administrative	26,308	29,271	64,192	86,213
Depreciation and amortization	1,993	1,997	5,769	6,578
Impairment of store assets	181	—	445	311
Total other operating expenses	28,482	31,268	70,406	93,102
Operating (loss) income	(10,547)	658	(42,367)	(11,088)
Interest expense, net	(270)	(138)	(823)	(405)
(Loss) income before income taxes	(10,817)	520	(43,190)	(11,493)
Income tax (benefit) provision	(9)	33	(50)	113
Net (loss) income and comprehensive (loss) income	$(10,808)	$487	$(43,140)	$(11,606)

Basic (loss) income per share:
Net (loss) income	$(0.29)	$0.01	$(1.14)	$(0.31)
Basic shares outstanding	37,855	37,495	37,728	37,755

Diluted (loss) income per share:
Net (loss) income	$(0.29)	$0.01	$(1.14)	$(0.31)
Diluted shares outstanding	37,855	37,552	37,728	37,755

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(amounts in thousands)

Thirteen Weeks Ended
	Treasury		Common Stock
	Shares Held	Amount Held	Shares Outstanding	Amount Outstanding	Additional Paid-in Capital	Accumulated Deficit	Total
August 1, 2020	10,303	$(112,875)	38,597	$454	$129,713	$(40,214)	$(22,922)
Net loss	—	—	—	—	—	(10,808)	(10,808)
Issuance of restricted stock, net of forfeitures	—	—	(10)	—	(2)	—	(2)
Stock-based compensation expense	—	—	—	—	154	—	154
October 31, 2020	10,303	$(112,875)	38,587	$454	$129,865	$(51,022)	$(33,578)

Thirty-nine Weeks Ended
	Treasury		Common Stock
	Shares Held	Amount Held	Shares Outstanding	Amount Outstanding	Additional Paid-in Capital	Accumulated Deficit	Total
February 1, 2020	10,303	$(112,875)	38,377	$452	$129,413	$(7,882)	$9,108
Net loss	—	—	—	—	—	(43,140)	(43,140)
Issuance of restricted stock, net of forfeitures	—	—	210	2	(11)	—	(9)
Stock-based compensation expense	—	—	—	—	463	—	463
October 31, 2020	10,303	$(112,875)	38,587	$454	$129,865	$(51,022)	$(33,578)

Thirteen Weeks Ended
	Treasury		Common Stock
	Shares Held	Amount Held	Shares Outstanding	Amount Outstanding	Additional Paid-in Capital	Accumulated Deficit	Total
August 3, 2019	10,303	$(112,875)	38,336	$451	$129,118	$(4,634)	$12,060
Net income	—	—	—	—	—	487	487
Issuance of restricted stock, net of forfeitures	—	—	83	1	(2)	—	(1)
Stock-based compensation expense	—	—	—	—	157	—	157
November 2, 2019	10,303	$(112,875)	38,419	$452	$129,273	$(4,147)	$12,703

Thirty-nine Weeks Ended
	Treasury		Common Stock
	Shares Held	Amount Held	Shares Outstanding	Amount Outstanding	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
February 2, 2019	9,979	$(112,809)	38,386	$481	$128,714	$4,137	$20,523
Net loss	—	—	—	—	—	(11,606)	(11,606)
Issuance of restricted stock, net of forfeitures	—	—	357	3	(11)	—	(8)
Stock-based compensation expense	—	—	—	—	570	—	570
Acquisition of common stock held in treasury, at cost	324	(66)	(324)	(32)	—	—	(98)
Cumulative effect of accounting change	—	—	—	—	—	3,322	3,322
November 2, 2019	10,303	$(112,875)	38,419	$452	$129,273	$(4,147)	$12,703

See Notes to Condensed Consolidated Financial Statements

CHRISTOPHER & BANKS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Thirty-nine Weeks Ended
	October 31, 2020	November 2, 2019
Cash flows from operating activities:
Net loss	$(43,140)	$(11,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,769	6,578
Impairment of store assets	445	311
Amortization of financing costs	140	46
Lease expense	15,176	19,320
Stock-based compensation expense	463	570
Changes in operating assets and liabilities:
Accounts receivable	(234)	(1,875)
Merchandise inventories	(5,564)	(5,355)
Prepaid expenses and other assets	233	(712)
Income taxes receivable	(71)	(66)
Accounts payable	11,500	5,787
Accrued liabilities	(2,458)	(2,717)
Lease liabilities	(13,190)	(20,954)
Other liabilities	1,307	(230)
Net cash used in operating activities	(29,624)	(10,903)
Cash flows from investing activities:
Purchases of property, equipment and improvements	(933)	(1,632)
Net cash used in investing activities	(933)	(1,632)
Cash flows from financing activities:
Shares redeemed for payroll taxes	(9)	(6)
Proceeds from bank credit facility	18,155	15,400
Payments of bank credit facility	(8,048)	(10,850)
Payments for debt issuance costs	(408)	—
Proceeds from long-term borrowings	15,000	—
Proceeds from secured vendor financing program	3,871	—
Acquisition of common stock held in treasury, at cost	—	(98)
Net cash provided by financing activities	28,561	4,446
Net decrease in cash and cash equivalents	(1,996)	(8,089)
Cash and cash equivalents at beginning of period	3,198	10,239
Cash and cash equivalents at end of period	$1,202	$2,150
Supplemental cash flow information:
Interest paid	$883	$405
Income taxes paid	$64	$263
Accrued purchases of property, equipment and improvements	$136	$93

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

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year. In the opinion of management, the information contained herein reflects all adjustments, consisting only of normal adjustments, except as otherwise stated in these notes, considered necessary to present fairly our financial position, results of operations, and cash flows as of October 31, 2020, November 2, 2019 and for all periods presented.

COVID-19

On March 11, 2020, the World Health Organization declared the novel coronavirus (known as COVID-19) outbreak to be a global pandemic. As a result, the Company began the temporary closing of its stores, and effective March 19, 2020, it made the decision to temporarily close all of its stores and corporate office to combat the rapid spread of COVID-19. All stores remained closed until April 27, 2020, when a small number of stores in select markets were reopened to serve solely as fulfillment centers for the Company’s eCommerce sales. Since April 27, 2020, 447 of the Company’s 452 stores, as well as its distribution center, have been reopened to customers, with the remaining stores closed to the public due to local government or landlord restrictions while remaining operational for purposes of fulfilling eCommerce orders. As of December 11, 2020, most corporate office associates continued to work remotely.

These developments have caused significant disruptions to the Company’s business and have had a significant adverse impact on its financial condition, results of operations and cash flows, both for the periods of time when stores were temporarily closed as well as continued suppressed traffic and customer spending at the Company's stores. The Company is unable to determine whether, when or how the conditions surrounding the COVID-19 pandemic will change, including the impact that social distancing protocols will continue to have on the Company’s operations, the degree to which the Company’s customers will patronize its stores, the impact from potential subsequent additional outbreaks or government mandated closures and the potential efficacy and availability of a COVID-19 vaccine.

In response to the COVID-19 pandemic and the temporary closing of stores, the Company temporarily furloughed all store and most distribution center and corporate associates, but continued to provide benefits to furloughed associates. As previously announced, corporate employees and management received temporary base salary reductions beginning with 20% and up to 50% for the CEO. The Board of Directors also agreed to a substantial reduction in retainer fees aligned with management. As of July 12, 2020, the Company restored base salaries and director retainer fees to levels effective immediately prior to March 22, 2020. As the Company reopened stores, it recalled most furloughed associates, with approximately 96% returning to the workforce as of December 1, 2020.

The Company suspended rent payments to landlords while stores were closed. It also suspended rent payments to landlords beginning in November 2020 and is currently negotiating with landlords in an effort to secure more favorable lease terms, where possible.

Additionally, in early June 2020, the Company applied for and received $10.0 million in loan proceeds under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company applied the loan proceeds toward the payment of qualified payroll expenses in accordance with the conditions of the PPP. On October 27, 2020, Cache Valley Bank submitted the Company's PPP Loan forgiveness application to the Small Business Administration (the “SBA”). The SBA has 90 days to review and issue a decision regarding forgiveness. The Company believes that the SBA will approve the PPP Loan forgiveness application and that the loan principal will be entirely forgiven under the CARES Act.

Also, the Company has worked closely with its merchandise vendor partners to reduce orders and extend payment terms, having cancelled as many of its spring/summer inventory orders as possible while holding over some core product. During the third quarter of 2020 the Company did not see the level of sales recovery from reopened stores that it had anticipated. The Company believes that COVID-19 has had an outsized impact on its customer demographic as the Company's customers are, in general, quite pragmatic, with limited demand for new outfits in the absence of social engagements during the initial pandemic and subsequent resurgences. In addition, the Company's store traffic data suggests that its customers remain hesitant to shop in stores. Also during the third quarter, the Company put in place a Secured Vendor Financing Program to improve liquidity and extend payment terms (See Note 6 - Credit and Term Loan Facilities, Secured Vendor Financing Program and PPP Loan) and the lender for the Company's Credit Facility, an asset-based facility, reduced its appraisal valuations on the Company's inventory, which has had the effect of reducing the amount of funding available under the facility.

The Company has experienced, and will continue to experience, adverse impacts on its financial condition and results of operations as a result of the COVID-19 pandemic, including, but not limited to, significant declines in net sales as a result of its store closings and delays in the receipt of new merchandise, as partially offset by reduced merchandise, buying and occupancy costs and other operating expenses; increases in operating losses and net losses; and adjustments to asset carrying values or impairment charges for store assets. Actual results may differ materially from the Company’s current estimates as the scope of the COVID-19 pandemic evolves, depending largely, though not exclusively, on the duration and extent of the disruption to its business.

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

NOTE 2 — Liquidity and Management Plans

As previously disclosed, the COVID-19 pandemic has and continues to result in an overall disruption in the Company's operations and supply chain. While virtually all of the Company's retail stores reopened in June and July 2020 after being temporarily closed in March, the majority of reopened stores are operating at reduced capacity and hours in accordance with local regulations. All stores strictly adhere to current Centers for Disease Control and Prevention (the “CDC”) recommendations and local regulations to protect the health and safety of customers and associates. During the third quarter of 2020 the Company did not see the level of sales recovery from reopened stores that it had anticipated. The Company believes that COVID-19 has had an outsized impact on its customer demographic as the Company's customers are, in general, quite pragmatic with limited demand for new outfits in the absence of social engagements during the initial pandemic and subsequent resurgences. In addition, the Company's store traffic data suggests that its customers remain hesitant to shop in stores. Also during the third quarter, the lender for the Company's Credit Facility, an asset-based facility, reduced its appraisal valuations of the Company's inventory, which has the effect of reducing the amount of funding available under the facility. As a result, the Company's revenues, results of operations and cash flows continue to be materially adversely impacted, which raises substantial doubt about the Company's ability to continue as a going concern within one year after the date of the accompanying unaudited Condensed Consolidated Financial Statements are available to be issued.

Prior to 2020, the Company financed its operations principally through cash generated from operations as well as from its asset-based Credit Facility. In 2018, the Company generated additional cash through the sale of its headquarters and distribution facility. Due to continued operating losses, in February 2020 the Company amended its asset-based Credit Facility and put in place a Term Loan Facility (see Note 6). With the COVID-19 pandemic and the resulting CARES Act passed by Congress, the Company applied for and received a $10.0 million PPP loan in June 2020. During August 2020, the Company put in place a Secured Vendor Financing Program. On October 27, 2020, Cache Valley Bank submitted the Company's PPP Loan forgiveness application to the SBA. The SBA has 90 days to review and issue a decision regarding forgiveness. The Company believes that the SBA will approve the PPP Loan forgiveness application and that the loan principal will be entirely forgiven.

The Company continues to take short-term measures to increase its liquidity and sources of financing. However, conditions remain challenging and the Company has engaged strategic advisors, including B. Riley Securities Inc., to assist with management's evaluation and pursuit of available strategic alternatives. Various alternatives are being evaluated to improve the Company's liquidity and financial position, including, but not limited to, further lease concessions and deferrals, further reductions of operating and capital expenditures, raising additional capital including seeking a refinancing of the Company's debt, sale of the Company or its assets and restructuring its debt and liabilities through a private restructuring or a restructuring under the protection of applicable bankruptcy laws. However, there can be no assurance that the Company will be able to improve its financial position and liquidity, complete a refinancing, raise additional capital or successfully restructure its indebtedness and liabilities. The Company's strategic plans are not yet finalized and are subject to numerous uncertainties including negotiations with creditors and investors and conditions in the credit and capital markets.

There is significant uncertainty around the disruptions related to the COVID-19 pandemic and its impact on the global economy. The Company has experienced, and could continue to experience, other impacts as a result of the COVID-19 pandemic, including, but not limited to, significant impacts on its results of operations and charges from potential adjustments to the carrying amount of its inventory and long-lived asset impairment charges. While the Company anticipates future results of operations will continue to be adversely impacted, the full extent to which the COVID-19 pandemic impacts the Company's future results will depend on future developments, which are highly uncertain and cannot be predicted at this time, including new trends and information which may emerge concerning the severity of the COVID-19 pandemic in the United States, actions taken to contain it or treat its impact, resurgence(s) of COVID-19 that occur, and how quickly and to what extent normal economic and operating conditions can resume.

The accompanying unaudited Condensed Consolidated Financial Statements were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects of the uncertainty on the recoverability or classification of recorded asset amounts or classifications of the liabilities.

NOTE 3 — Revenue

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

Right of return
As part of our merchandise sales, we offer customers a right of return on merchandise that lapses, after a specified period of time, based on the original purchase date. The Company estimates the amount of sales that may be returned by our customers and records this estimate as a reduction of revenue in the period in which the related revenues are recognized. We utilize historical and industry data to estimate the total return liability. Conversely, the reduction in revenue results in a corresponding reduction in merchandise, buying and occupancy costs which results in a contract asset for the anticipated merchandise returned. The total reduction in revenue from estimated returns was $1.3 million for the period ended October 31, 2020, and $1.0 million for the period ended February 1, 2020. These amounts are included within accrued liabilities and other current liabilities in the Condensed Consolidated Balance Sheets.
Friendship Rewards Program
The Company established the Friendship Rewards Program (“Friendship Rewards”) as a loyalty program where customers earn points towards future discount certificates based on their purchase activity. We have identified the additional benefits received from Friendship Rewards as a separate performance obligation within a sales contract in the form of the discount certificates earned by customers. Accordingly, we assess any incremental discounts issued to our customers through Friendship Rewards and allocate a portion of the transaction price associated with merchandise sales from Friendship Rewards members to the future discounts earned. The transaction price allocated to future discounts is recorded as deferred revenue until the discounts are used or forfeited. In addition, the Company estimates breakage on the points earned within Friendship Rewards that will not be used by customers for future discounts. The Company estimates breakage based on the historical redemption rate and considers industry trends. Breakage is recorded as a reduction to the deferred revenue associated with Friendship Rewards. As of October 31, 2020, and February 1, 2020, the Company recorded $4.4 million and $4.3 million, respectively, in deferred revenue associated with Friendship Rewards, which is included in accrued liabilities and other current liabilities in the Condensed Consolidated Balance Sheets.
Gift card revenue
The Company sells gift cards to customers which can be redeemed for merchandise within our brick and mortar and eCommerce sales channels. Gift cards are recorded as deferred revenue when issued and are subsequently recorded as revenue upon redemption. The Company estimates breakage related to gift cards when the likelihood of redemption is remote. This estimate utilizes historical trends based on the vintage of the gift card. Breakage on gift cards is recorded as revenue in proportion to the rate of gift card redemptions by vintage. As of October 31, 2020, and February 1, 2020, the Company had $2.6 million and $4.3 million, respectively, of deferred revenue associated with the issuance of gift cards. The deferred gift card revenue is included in accrued liabilities and other current liabilities in the Condensed Consolidated Balance Sheets.
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
The other revenue based on customer usage of the card is recognized in net sales in the periods in which the related customer transaction occurs. As of October 31, 2020, the Company had $1.1 million recorded as deferred revenue associated with the signing bonus, of which $0.3 million was included in accrued liabilities and other current liabilities and the remaining $0.9 million was included in other non-current liabilities in the Condensed Consolidated Balance Sheets. As of February 1, 2020, the Company had $1.3 million recorded as deferred revenue associated with the signing bonus, of which $0.3 million was included in accrued liabilities and other current liabilities and the remaining $1.1 million was included in other non-current liabilities of the Condensed Consolidated Balance Sheets. The Company recorded $0.1 million into revenue for the thirteen and thirty-nine-week periods ended October 31, 2020 and November 2, 2019, respectively, associated with the signing bonus.
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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Brick and mortar stores	$46,396	$74,483	$99,691	$205,130
eCommerce sales	26,762	20,098	71,214	55,696
Other	(361)	(520)	498	(102)
Net sales	$72,797	$94,061	$171,403	$260,724

Amounts included within other revenue relate to revenues earned from our private label credit card, net of any revenue adjustments and accruals.

Contract balances

The following table provides information about contract liabilities from contracts with customers (in thousands):

	Contract Liabilities
	October 31, 2020		February 1, 2020
	Current	Non-Current	Current	Non-Current
Right of return	$1,282	$—	$979	$—
Friendship Rewards	4,416	—	4,280	—
Gift card revenue	2,587	—	4,282	—
Private label credit card	274	868	274	1,073
Total	$8,559	$868	$9,815	$1,073

The Company recognized revenue of $1.5 million and $1.2 million in the thirteen-week periods ended October 31, 2020 and November 2, 2019, respectively, related to contract liabilities recorded at the beginning of the period. The Company recognized revenue of $2.8 million and $3.6 million in the thirty-nine week periods ended October 31, 2020 and November 2, 2019, respectively, related to contract liabilities recorded at the beginning of the period. Such revenues were comprised of the redemption and forfeiture of Friendship Rewards discount certificates, redemption of gift cards, and amortization of the PLCC signing bonus. As of October 31, 2020, and February 1, 2020, the Company did not have any material contract assets.
For the thirteen and thirty-nine-week periods ended October 31, 2020 and November 2, 2019, the Company did not recognize any revenue resulting from changes in the estimated variable consideration to be received associated with performance obligations satisfied or partially satisfied in prior periods.
Transaction price allocated to remaining performance obligations
The following table includes the estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially unsatisfied as of October 31, 2020:

	Remainder of
(in thousands)	Fiscal 2020	Fiscal 2021	Thereafter
Private label credit card	$69	$274	$799
Total	$69	$274	$799

Contract Costs
The Company has not incurred any costs to obtain or fulfill a contract.

NOTE 4 — Property, Equipment and Improvements, Net

Property, equipment and improvements, net consisted of the following (in thousands):

Description	October 31, 2020	February 1, 2020
Store leasehold improvements	$50,317	$49,894
Store furniture and fixtures	69,724	69,735
Corporate office and distribution center furniture, fixtures and equipment	6,467	6,463
Computer and point of sale hardware and software	33,292	32,952
Construction in progress	119	275
Total property, equipment and improvements, gross	159,919	159,319
Less accumulated depreciation and amortization	(139,909)	(134,367)
Total property, equipment and improvements, net	$20,010	$24,952

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

Due to continued operating losses and sales declines resulting from the temporary closure of all stores as of March 19, 2020 due to the COVID-19 pandemic, the Company performed an impairment analysis for the quarter ended October 31, 2020. In performing the analysis, the Company estimated future sales, gross margins and store operating expenses, taking into account projected sales and other activity ramping up to more normal levels. Leasehold improvements, store furniture and fixtures, and right-of-use operating lease assets at certain under-performing stores, and stores identified for closure were analyzed for impairment. The Company recorded $0.2 million and $0.4 million in store asset impairment, respectively, for the thirteen and thirty-nine week periods ended October 31, 2020. The Company recorded zero and $0.3 million in store asset impairment during the thirteen and thirty-nine week periods ended November 2, 2019.

NOTE 5 — Accrued Liabilities and Other Current Liabilities

Accrued liabilities and other current liabilities consisted of the following (in thousands):

	October 31, 2020	February 1, 2020
Gift card revenue	$2,587	$4,282
Accrued Friendship Rewards liability	4,416	4,280
Accrued income, sales and other taxes payable	842	1,056
Accrued occupancy-related expenses	364	468
Right of return	1,282	979
eCommerce obligations	6,105	5,932
Other accrued liabilities	7,287	7,056
Total accrued liabilities and other current liabilities	$22,883	$24,053

NOTE 6 — Credit and Term Loan Facilities, Secured Vendor Financing Program and PPP Loan

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

The Company expensed approximately $0.1 million of deferred financing costs during the thirteen and thirty-nine week periods ended October 31, 2020 in connection with the Credit Facility. The deferred financing costs have been combined with the balance of the deferred financing costs remaining from the prior amendment on August 3, 2018. Deferred financing costs are included in other assets on the Condensed Consolidated Balance Sheet and are being amortized as interest expense over the related term of the Second Amendment.

The Credit Facility contains customary events of default and various affirmative and negative covenants. The financial covenant contained in both the Credit Facility and the Term Loan Facility requires the Company to maintain Availability, as such term is defined in the respective Facilities, at least equal to the greater of (a) ten percent (10%) of the borrowing base or (b) $3.0 million. In addition, the Credit Facility permits the payment of dividends to the Company's stockholders if certain financial conditions are met. In addition, the Term Loan Facility requires the Company to maintain specified levels of consolidated EBITDA when the outstanding principal balance exceeds $5.0 million. The Company was in compliance with all financial covenants and other financial provisions of the Credit Facility and Term Loan Facility as of October 31, 2020.

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

There were $10.1 million and zero in outstanding borrowings under the Credit Facility as of October 31, 2020 and February 1, 2020, respectively. The capped borrowing base at October 31, 2020 was approximately $32.2 million. As of October 31, 2020, the Company had open on-demand letters of credit of approximately $12.0 million. Accordingly, after reducing the capped borrowing base, current borrowings of $10.1 million, open letters of credit and the required minimum availability of the greater of $3.3 million, or $3.0 million (10.0% of the revolving loan cap), the net availability of revolving credit loans under the Credit Facility was approximately $6.8 million at October 31, 2020.

Secured Vendor Financing Program

On August 5, 2020, Christopher & Banks Company, a subsidiary of the Company, entered into a secured vendor program agreement with ALCC, LLC (the “Program Agreement”), in order to improve cash flow and to better align the Company's payment for inventory when it is sold. Under the Program Agreement, ALCC may purchase up to $10 million of inventory from Christopher & Banks Company’s vendors on behalf of Christopher & Banks Company (the “Inventory”). Christopher & Banks Company must pay ALCC for the Inventory either when Christopher & Banks Company sells the Inventory or 180 days after ALCC purchases the Inventory. Christopher & Banks Company must pay ALCC a 1.0% origination fee on amounts funded under the Program Agreement. Christopher & Banks Company is required to pay weekly interest ranging from 5.0% to 6.0% on any unsold Inventory at rates determined in the Program Agreement. The Program Agreement will remain in effect until August 3, 2023 unless terminated earlier in accordance with its terms.
Because the payment terms for the suppliers that have chosen to participate in the Secured Vendor Financing Program are longer than standard industry practice, these amounts, which totaled $3.9 million as of October 31, 2020, have been excluded from accounts payable in the Condensed Consolidated Balance Sheet as the amounts are included in short-term borrowings.

Paycheck Protection Program Loan (PPP Loan)

On June 2, 2020, the Company was granted the PPP Loan from Cache Valley Bank in the aggregate amount of $10.0 million, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The PPP Loan, which required a note dated June 1, 2020 issued by the Company, matures on June 1, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on December 1, 2020. The Company may prepay the note at any time prior to maturity with no prepayment penalties. The Company may only use funds from the PPP Loan for purposes specified in the CARES Act and related PPP rules, which include payroll costs, costs used to continue group health care benefits, rent, and utilities; other uses will constitute a default under the PPP Loan.

The Company used the entire PPP Loan amount for qualifying expenses during fiscal June, July and August of 2020. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act during the 24-week period commencing on the date of disbursement of the Loan. On October 27, 2020, Cache Valley Bank submitted the Company's PPP Loan forgiveness application to the SBA. The SBA has 90 days to review and issue a decision regarding forgiveness. The Company believes that the SBA will approve the PPP Loan forgiveness application and that the loan principal will be entirely forgiven under the CARES Act.

NOTE 7 — Income Taxes

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

For the thirteen weeks ended October 31, 2020, the Company recorded income tax benefit of $(9) thousand, or an effective tax rate of 0.1%, versus income tax expense of $33 thousand, or an effective tax rate of 6.3% for the same period of Fiscal 2019. For the thirty-nine weeks ended October 31, 2020, the Company recorded income tax benefit of $(50) thousand, or an effective tax rate of 0.1%, versus income tax expense of $113 thousand, or an effective tax rate of (1.0)% for the same period of Fiscal 2019. The income tax provisions for the Fiscal 2020 and 2019 periods are primarily driven by state taxes.

As of October 31, 2020, the possibility of future cumulative losses still exists. Accordingly, the Company has continued to maintain a valuation allowance against its net deferred tax assets. A small deferred tax asset was allowed to remain related to certain state tax benefits. As of February 1, 2020, the Company has gross federal and state net operating loss (“NOL”) carryforwards of approximately $162.2 million and $83.2 million, respectively. A portion of the federal net operating loss carryforwards will begin to expire in 2032 while the other portion can be carried forward indefinitely. The state net operating loss carryforwards have carryforward periods of 5 to 20 years and begin to expire in the current year. The Company also has federal tax credits of $1.1 million which will begin to expire in 2030 and gross charitable contribution carryforwards of $0.7 million that will begin to expire in 2020.

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

NOTE 8 — Earnings Per Share (“EPS”)

The following table sets forth the calculation of basic and diluted EPS shown in the accompanying Condensed Consolidated Statement of Operations and Comprehensive Loss:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Numerator (in thousands):
Net (loss) income attributable to Christopher & Banks Corporation	$(10,808)	$487	$(43,140)	$(11,606)
Denominator (in thousands):
Weighted average common shares outstanding - basic	37,855	37,495	37,728	37,755
Dilutive shares	—	57	—	—
Weighted average common and common equivalent shares outstanding - diluted	37,855	37,552	37,728	37,755
Net (loss) income per common share:
Basic	$(0.29)	$0.01	$(1.14)	$(0.31)
Diluted	$(0.29)	$0.01	$(1.14)	$(0.31)

Total stock options exercisable for approximately 4.2 million and 4.4 million shares were excluded from the shares used in the computation of diluted earnings per share for the thirteen week periods ended October 31, 2020 and November 2, 2019, respectively, as they were anti-dilutive.

Total stock options exercisable for approximately 4.2 million and 4.6 million shares were excluded from the shares used in the computation of diluted earnings per share for the thirty-nine week periods ended October 31, 2020 and November 2, 2019, respectively, as they were anti-dilutive.

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

Assets that are Measured at Fair Value on a Non-recurring Basis:

The following table summarizes certain information for non-financial assets for the thirty-nine weeks ended October 31, 2020 and the fiscal year ended February 1, 2020, that are measured at fair value on a non-recurring basis in periods subsequent to an initial recognition period. The Company places amounts into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Thirty-nine Weeks Ended	Fiscal Year Ended
Long-Lived Assets Held and Used (in thousands):	October 31, 2020	February 1, 2020
Carrying value	$682	$510
Fair value measured using Level 3 inputs	237	199
Impairment charge	$445	$311

Approximately $0.3 million of the Fiscal 2020 impairment charge reduced the carrying value of operating lease assets. The remainder of the Fiscal 2020 impairment charge reduced the carrying value of fixed assets.

All of the fair value measurements included in the table above were based on significant unobservable inputs (Level 3). The Company determines fair value for measuring assets on a non-recurring basis using either a discounted cash flow or market value approach as discussed in Note 4, Property, Plant and Equipment. In determining future cash flows, the Company uses its best estimate of future operating results, which requires the use of significant estimates and assumptions, including estimated sales, merchandise margin and expense levels, and the selection of an appropriate discount rate; therefore, differences in the estimates or assumptions could produce significantly different results. General economic uncertainty impacting the retail industry and continuation of recent trends in company performance makes it reasonably possible that additional long-lived asset impairments could be identified and recorded in future periods.

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

Maturities of our lease liabilities as of October 31, 2020 were as follows:

(in thousands)	Lease Liabilities(1)
Remainder of 2020	$7,868
2021	28,552
2022	24,909
2023	23,240
2024	19,205
Thereafter	28,484
Total lease payments	132,258
Less: Imputed interest	(19,470)
Present value of lease liabilities	112,788
Less: Current lease liabilities	(23,824)
Long-term lease liabilities	$88,964

(1)Includes retail stores and the corporate headquarters facility, including the distribution center.

Maturities of our lease liabilities as of February 1, 2020 were as follows:

(in thousands)	Lease Liabilities(1)
2020	$32,904
2021	27,326
2022	23,028
2023	21,929
2024	18,558
Thereafter	26,760
Total lease payments	150,505
Less: Imputed interest	(24,527)
Present value of lease liabilities	125,978
Less: Current lease liabilities	(26,185)
Long-term lease liabilities	$99,793

(1)Includes retail stores and the corporate headquarters facility, including the distribution center.

The weighted average remaining lease terms and discount rates for all leases as of October 31, 2020 were as follows:

Remaining lease term and discount rate:	October 31, 2020
Weighted average remaining lease term (years)	5.3
Weighted average discount rate	5.6%

Operating lease expense for the thirteen weeks ended October 31, 2020 totaled approximately $7.6 million, with $0.7 million of that amount representing operating lease variable rent that was recorded in cost of sales. In addition, all but $8 thousand of the $6.9 million of non-variable operating lease rent is included in cost of sales. $8 thousand dollars of operating lease expense is included in selling, general and administrative expenses. For the thirteen weeks ended October 31, 2020, cash lease payments were $6.4 million, and right-of-use assets obtained in exchange for lease liabilities were $2.9 million.

Operating lease expense for the thirty-nine weeks ended October 31, 2020 totaled approximately $25.3 million, with $1.4 million of that amount representing operating lease variable rent that was recorded in cost of sales. In addition, all but $27 thousand of the $23.9 million of non-variable operating lease rent is included in cost of sales. $27 thousand dollars of operating lease expense is included in selling, general and administrative expenses. For the thirty-nine weeks ended October 31, 2020, cash lease payments were $22.4 million, and right-of-use assets obtained in exchange for lease liabilities were $4.0 million.

The Company suspended rent payments to landlords while stores were closed. It also suspended rent payments to landlords beginning in November 2020 and is currently negotiating with landlords in an effort to secure more favorable lease terms, where possible. As of October 31, 2020, $11.3 million is included in accounts payable in the Condensed Consolidated Balance Sheets that represents rent payments in arrears.

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

On August 14, 2019, Mark Gottlieb, a Company stockholder, filed a purported class action lawsuit against Jonathan Duskin; Seth Johnson; Keri Jones; Kent Kleeberger; William Sharpe, III; Joel Waller and Laura Weil (the "Named Directors"), B. Riley FBR, Inc. and B. Riley Financial Inc., in the Court of Chancery in the State of Delaware (the "Court of Chancery"), on behalf of himself and all stockholders who held shares as of December 20, 2018. The lawsuit alleges that the Named Directors breached their duty of loyalty in connection with the Company's rejection in December of 2018, of an unsolicited bid to acquire the Company and seeks unspecified damages for shareholders' lost opportunity. The lawsuit further alleges that B. Riley, the independent investment banking firm retained by the Company to assist it with an analysis of the unsolicited bid, aided and abetted the asserted breach of the duty of loyalty by the Named Directors. The Company believes the Complaint is without merit and pursued a motion to dismiss for failure to state a claim. This motion was granted by the Court of Chancery on November 20, 2020. Mr. Gottlieb has until December 20, 2020 to appeal that ruling to the Delaware Supreme Court.

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

As of October 31, 2020, we operated 452 stores in 44 states, including 316 Missy, Petite, Women ("MPW") stores, 77 outlet stores, 31 Christopher & Banks ("CB") stores, and 28 C.J. Banks ("CJ") stores. These store numbers include temporarily closed stores. Our CB brand offers unique fashions and accessories featuring exclusively designed assortments of women’s apparel in sizes 4 to 16 and in petite sizes 4P to 16P. Our C.J. Banks brand offers similar assortments of women’s apparel in sizes 14W to 26W. Our MPW concept and outlet stores offer an assortment of both CB and CJ apparel servicing the Missy, Petite and Women-sized customer in one location.

COVID-19

On March 11, 2020, the World Health Organization declared the novel coronavirus (known as COVID-19) outbreak to be a global pandemic. As a result, and effective March 19, 2020, the Company made the decision to temporarily close all of its stores and corporate office to combat the rapid spread of COVID-19. All stores remained closed until April 27, 2020, when a small number of stores in select markets were reopened to serve solely as fulfillment centers for the Company’s eCommerce sales. Since April 27, 2020, 447 of the Company’s 452 stores, as well as its distribution center, have been reopened to customers, with the remaining stores closed to the public due to local government or landlord restrictions while remaining operational for purposes of fulfilling eCommerce orders. As of December 11, 2020, most corporate office associates continue to work remotely.

These developments have caused, and will continue to cause, significant disruptions to the Company’s business and have had a significant adverse impact on its financial condition, results of operations and cash flows, both for the periods of time when stores were temporarily closed as well as continued suppressed traffic and consumer spending at the Company's stores. The Company is unable to determine whether, when or how the conditions surrounding the COVID-19 pandemic will change, including the impact that social distancing protocols will have on the Company’s operations, the degree to which the Company’s customers will patronize its stores, the impact from potential subsequent additional outbreaks or government mandated closures and the potential efficacy and availability of a COVID-19 vaccine.

In response to the COVID-19 pandemic and the temporary closing of stores, the Company temporarily furloughed all store and most distribution center and corporate associates, but continued to provide benefits to furloughed associates. As previously announced, corporate employees and management received temporary base salary reductions beginning with 20% and up to 50% for the CEO. The Board of Directors also agreed to a substantial reduction in retainer fees aligned with management. As of July 12, 2020, the Company restored base salaries and director retainer fees to levels effective immediately prior to March 22, 2020. As the Company reopened stores, it recalled most furloughed associates, with approximately 96% returning to the workforce as of December 1, 2020.

The Company suspended rent payments to landlords while stores were closed. It also suspended payments to landlords beginning in November 2020 and is currently negotiating with landlords in an effort to secure more favorable lease terms, where possible.

Additionally, in early June 2020, the Company applied for and received $10.0 million in loan proceeds under the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company applied the loan proceeds toward the payment of qualified payroll expenses in accordance with the conditions of the PPP. On October 27, 2020, Cache Valley Bank submitted the Company's PPP Loan forgiveness application to the SBA. The SBA has 90 days to review and issue a decision regarding forgiveness. The Company believes that the SBA will approve the PPP Loan forgiveness and that the loan principal will be entirely forgiven under the CARES Act.

Also, the Company has worked closely with its merchandise vendor partners to reduce orders and extend payment terms, having cancelled as many of its spring/summer inventory orders as possible while holding over some core product. During the third quarter of 2020 the Company did not see the level of sales recovery from reopened stores that it had anticipated. The Company believes that COVID-19 has had an outsized impact on its customer demographic as the Company's customers are, in general, quite pragmatic, with limited demand for new outfits in the absence of social engagements during the initial pandemic and subsequent resurgences. In addition, the Company's store traffic data suggests that its customers remain hesitant to shop in stores. Also during the third quarter, the Company put in place a Secured Vendor Financing Program to improve liquidity and extend payment terms (See Note 6 to the Consolidated Condensed Financial Statements) and the lender for the Company's Credit Facility, an asset-based facility, reduced its appraisal valuations of the Company's inventory, which has the effect of reducing the amount of funding available under the facility.

The Company has experienced, and will continue to experience, adverse impacts on its financial condition and results of operations as a result of the COVID-19 pandemic, including, but not limited to, significant declines in net sales as a result of our store closings, reduced customer traffic and sales at re-opened stores, and delays in the receipt of new merchandise, as partially offset by reduced merchandise, buying and occupancy costs and other operating expenses; increases in operating losses and net losses; and adjustments to asset carrying values or long-lived asset impairment charges. Actual results may differ materially from the Company’s current estimates as the scope of the COVID-19 pandemic evolves, depending largely, though not exclusively, on the duration and extent of the disruption to its business.

We continue to keep health and safety as a top priority at our stores. We have implemented social distancing and safety practices that include:
•Hand sanitizer being available for all customers and associates;
•Social distancing of at least 6 feet;
•Extended cleaning efforts to wipe down surfaces after each use;
•Wearing of masks by all associates and customers;
•Limiting the number of customers in store based on store size;
•Requiring associates that do not feel well to stay home; and
•Requesting customers that do not feel way to stay home, but to shop online.

Ability to Continue as a Going Concern

As discussed in Note 1 and Note 2 to the unaudited Condensed Consolidated Financial Statements and in “Liquidity and Capital Resources” herein, the financial impact of the COVID-19 pandemic on our cash flows and liquidity has raised substantial doubt about our ability to continue as a going concern within one year of the issuance of our unaudited Condensed Consolidated Financial Statements.

The Company continues to take short-term measures to increase its liquidity and sources of financing. However, conditions remain challenging and the Company has engaged strategic advisors, including B. Riley Securities Inc., to assist with management's evaluation and pursuit of available strategic alternatives. Various alternatives are being evaluated to improve the Company's liquidity and financial position, including but not limited to, further lease concessions and deferrals, further reductions of operating and capital expenditures, raising additional capital including seeking a refinancing of the Company's debt, sale of the Company or its assets and restructuring its debt and liabilities through a private restructuring or a restructuring under the protection of applicable bankruptcy laws. However, there can be no assurance that the Company will be able to improve its financial position and liquidity, complete a refinancing, raise additional capital or successfully restructure its indebtedness and liabilities. The Company's strategic plans are not yet finalized and are subject to numerous uncertainties including negotiations with creditors and investors and conditions in the capital markets.

Ongoing Initiatives for Fiscal 2020 & Beyond

Since the beginning of the COVID-19 pandemic, protecting the health and safety of our customers, associates, and the communities that we serve has been our top priority. Accordingly, we moved quickly to close our stores, distribution center, and corporate offices in March. We continue to keep health and safety as a top priority at our re-opened our stores.

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

Strategic Priorities

Our overall business strategy is to build sustainable, long-term revenue growth and consistent profitability through the following strategic initiatives:

•Enhance the customer shopping experience;
•Improve marketing and promotional effectiveness;
•Leverage omni-channel capabilities;
•Build loyalty and grow our customer file;
•Optimize our real estate portfolio; and
•Right-size our cost structure.

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

Optimize our Real Estate Portfolio

Between 2011 and 2015 we consolidated our store formats and reduced our store count by 33% in an effort to improve store productivity. Between 2015 and 2019, we actively utilized contractual opportunities within existing leases to renegotiate terms with landlords and, where possible, to close underperforming stores. Further, we engaged a leading national third-party real estate consulting firm during Fiscal 2019 to assist us in large-scale lease restructurings and to accelerate and increase occupancy cost savings. Currently, the Company is in the process of further negotiating with landlords in order to secure even more favorable lease terms, where possible, both for periods during which stores were temporarily closed as well as for future periods, as a result of the COVID-19 pandemic and its effects on the commercial real estate market.

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

Performance Measures

Management evaluates our financial results based on the following key measures of performance:

Comparable sales

Comparable sales is a measure that highlights the sales performance of our store channel and eCommerce channel by measuring the changes in sales over the comparable, prior-year period of equivalent length. Comparable sales were not available for the first half of Fiscal 2020 due to temporary store closures related to the COVID-19 pandemic.

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

Third Quarter Fiscal 2020 Results of Operations

The following table presents selected consolidated financial data for the third quarter of Fiscal 2020 as compared to the third quarter of Fiscal 2019:

	Thirteen Weeks Ended		Net Change		Percent of Net Sales
(dollars in thousands)	October 31, 2020	November 2, 2019	Amount	Percent	October 31, 2020	November 2, 2019
Net sales	$72,797	$94,061	$(21,264)	(22.6)%	100.0%	100.0%
Merchandise, buying and occupancy costs	54,862	62,135	(7,273)	(11.7)%	75.4%	66.1%
Gross profit	17,935	31,926	(13,991)	(43.8)%	24.6%	33.9%
Other operating expenses:
Selling, general and administrative	26,308	29,271	(2,963)	(10.1)%	36.1%	31.1%
Depreciation and amortization	1,993	1,997	(4)	(0.2)%	2.7%	2.1%
Impairment of store assets	181	—	181	100.0%	0.2%	—%
Total other operating expenses	28,482	31,268	(2,786)	(8.9)%	39.1%	33.2%
Operating (loss) income	(10,547)	658	(11,205)	(1,702.9)%	(14.5)%	0.7%
Interest expense, net	(270)	(138)	(132)	95.7%	(0.4)%	(0.1)%
(Loss) income before income taxes	(10,817)	520	(11,337)	(2,180.2)%	(14.9)%	0.6%
Income tax (benefit) provision	(9)	33	(42)	(127.3)%	—%	—%
Net (loss) income	$(10,808)	$487	$(11,295)	(2,319.3)%	(14.8)%	0.5%

	Thirteen Weeks Ended
Rate trends as a percentage of net sales	October 31, 2020	November 2, 2019
Gross margin	24.6%	33.9%
Selling, general, and administrative	36.1%	31.1%
Depreciation and amortization	2.7%	2.1%
Operating loss	(14.5)%	0.7%

Third Quarter Fiscal 2020 Summary
•Third quarter financial results were heavily driven by the impact of the COVID-19 pandemic as store traffic and sales did not rebound to pre-pandemic levels. Despite significant improvements in eCommerce sales, company-wide net sales decreased 22.6% compared to the same period last year.
•Comparable sales decreased 22.5% following a 4.5% increase in the same period last year.
•eCommerce sales increased 32.4% following a 10.5% increase in the same period last year reflecting, in part, customers choosing to shop online versus in-store during the pandemic.
•Gross margin rates decreased 931 basis points from the third quarter of last year, reflecting lower merchandise margin due to markdowns, higher shipping costs from increased eCommerce and split shipments related to ship from store orders and fixed occupancy costs for stores versus lower revenues.
•SG&A expense declined $3.0 million, or 10.1%, from last year's third quarter primarily due to lower store and corporate compensation, marketing, professional services and store operations costs, partially offset by increases in medical insurance claims, other insurance costs and online marketing costs.
•Net loss totaled $10.8 million, or a $(0.29) loss per share, compared to net income for the prior year's third quarter of $0.5 million, or a $0.01 per share.
•As of October 31, 2020, we held $1.2 million of cash and cash equivalents, compared to $2.8 million as of August 1, 2020.
•As of October 31, 2020, bank borrowings under our Credit Facility totaled $10.1 million, with $6.8 million of availability under the Company's Credit Facility. As of October 31, 2020, we had $5.0 million outstanding under our Term Loan Facility and $3.9 million outstanding under the Secured Vendor Financing Program. As of August 1, 2020, bank borrowings totaled $4.6 million, with $5.9 million of availability under the Company's Credit Facility. As of August 1, 2020, we had $5.0 million outstanding under our Term Loan Facility and no outstanding borrowings under the Secured Vendor Financing Program.

Net Sales

The overall 22.6% decrease in net sales from last year's third quarter was largely driven by the continuing impact of the COVID-19 pandemic, which temporarily closed our retail stores to customers for some of the first fiscal quarter and most of the second fiscal quarter. While most of our stores re-opened to customers for the third fiscal quarter, consumer traffic in our stores and in the shopping centers we occupy has not returned to levels near pre-pandemic levels. The components of the 22.6% net sales decrease in the third quarter of Fiscal 2020 as compared to the third quarter of Fiscal 2019 were as follows:

Thirteen Weeks Ended
Sales driver change components	October 31, 2020
Average unit retail	(17.0)%
Number of transactions	(5.8)%
Units per transaction	(0.9)%
Other sales	1.1%
Total sales driver change	(22.6)%

Net sales decreased primarily due to a 17.0% decrease in average unit retail, 5.8% decrease in the number of transactions and a 0.9% decline in units per transaction.

Store count, openings, closings, and square footage for our stores, excluding the impacts of temporary store closures, were as follows:

	Store Count						Square Footage (1)
	August 2,			MPW	October 31,	Avg. Store	October 31,	August 2,
Stores by Format	2020	Open	Close	Conversions	2020	Count	2020	2020
MPW	316	—	—	—	316	316	1,256	1,244
Outlet	77	—	—	—	77	77	310	310
Christopher and Banks	31	—	—	—	31	31	103	103
C.J. Banks	28	—	—	—	28	28	100	100
Total Stores	452	—	—	—	452	452	1,769	1,757
(1)Square footage presented in thousands

Average store count in the third quarter of Fiscal 2020 was 452 stores compared to an average store count of 455 stores in the third quarter of Fiscal 2019. Average square footage in the third quarter of Fiscal 2020 decreased 0.7% compared to the third quarter of Fiscal 2019.

Gross Profit

Gross margin rate decreased 931 basis points from the third quarter of last year, reflecting lower merchandise margin due to markdowns, higher shipping costs from increased eCommerce and split shipments and lower revenues.

Selling, General, and Administrative (“SG&A”) Expenses

SG&A expense declined $3.0 million, or 10.1%, from last year's third quarter primarily due to lower store and corporate compensation, marketing, professional services and store operations costs, partially offset by an increase in medical insurance claims, and other insurance expenses and online marketing costs.

Depreciation and Amortization

Depreciation and amortization expense decreased 0.2% from last year's third quarter primarily due to a decline in average number of stores, as well as reduced capital spending.

Operating Loss

Our $11.2 million increase in operating loss in the third quarter of Fiscal 2020 compared to the third quarter of Fiscal 2019 was due to the $14.0 million decrease in gross profit and the $0.2 million increase in store asset impairment charges, partially offset by the $3.0 million decrease in SG&A expenses.

Interest Expense, Net

The increase in net interest expense was due to a higher level of average borrowings from our Credit Facility during the third quarter of Fiscal 2020 as well as interest on the $5.0 million drawn on the Term Loan Facility beginning February 27, 2020 and interest from the Secured Vendor Financing Program that began in August 2020.

Income Tax (Benefit) Provision

Income tax benefit recorded for the third quarter of Fiscal 2020 was $9 thousand compared to income tax expense of $33 thousand for the same period of Fiscal 2019. Our effective tax rate was 0.1% for the third quarter of Fiscal 2020 compared to 6.3% in the same period last year.

Net Loss

Our $11.3 million increase in net loss during the third quarter of Fiscal 2020 was due to the $14.0 million decrease in gross profit, the $0.2 million increase in store asset impairment charges and the $0.1 million increase in interest expense, partially offset by the $3.0 million decrease in SG&A expenses.

Year-to-Date Fiscal 2020 Result of Operations

The following table presents selected consolidated financial data for the first thirty-nine weeks of Fiscal 2020 compared to the first thirty-nine weeks of Fiscal 2019:

	Thirty-nine weeks ended		Net Change		Percent of Net Sales
(dollars in thousands)	October 31, 2020	November 2, 2019	Amount	Percent	October 31, 2020	November 2, 2019
Net sales	$171,403	$260,724	$(89,321)	(34.3)%	100.0%	100.0%
Merchandise, buying and occupancy costs	143,364	178,710	(35,346)	(19.8)%	83.6%	68.5%
Gross profit	28,039	82,014	(53,975)	(65.8)%	16.4%	31.5%
Other operating expenses:
Selling, general and administrative	64,192	86,213	(22,021)	(25.5)%	37.5%	33.1%
Depreciation and amortization	5,769	6,578	(809)	(12.3)%	3.4%	2.5%
Impairment of store assets	445	311	134	43.1%	0.3%	0.1%
Total other operating expenses	70,406	93,102	(22,696)	(24.4)%	41.1%	35.7%
Operating loss	(42,367)	(11,088)	(31,279)	282.1%	(24.7)%	(4.3)%
Interest expense, net	(823)	(405)	(418)	103.2%	(0.5)%	(0.2)%
Loss before income taxes	(43,190)	(11,493)	(31,697)	275.8%	(25.2)%	(4.4)%
Income tax (benefit) provision	(50)	113	(163)	(144.2)%	—%	—%
Net loss	$(43,140)	$(11,606)	$(31,534)	271.7%	(25.2)%	(4.5)%

	Thirty-nine Weeks Ended
Rate trends as a percentage of net sales	October 31, 2020	November 2, 2019
Gross margin	16.4%	31.5%
Selling, general, and administrative	37.5%	33.1%
Depreciation and amortization	3.4%	2.5%
Operating loss	(24.7)%	(4.3)%

Year-to-Date Fiscal 2020 Summary
•Net sales decreased 34.3% compared to the same period last year primarily due to the impact of temporary store closings during the COVID-19 pandemic as well as the lack of rebound of store traffic and sales to previous levels during the 2020 third quarter. These sales decreases were partially offset by increases in eCommerce sales.
•Comparable sales decreased 33.8% following a 0.9% decrease in the same period last year, but are not comparable due to temporary store closures from mid-March through June due to the COVID-19 pandemic.
•eCommerce sales increased 29.4% reflecting, in part, customers choosing to shop online versus in-store during the pandemic. eCommerce sales increased 6.8% in the same period last year.
•Gross margin rates decreased 1,510 basis points compared to the same period last year primarily due to lower merchandise margin due to markdowns, fixed occupancy costs for stores versus lower revenues as well as higher freight and eCommerce costs.
•SG&A expense was $22.0 million, or 25.5%, less than the same period last year due primarily to lower expenses for store and corporate compensation, marketing, store operation costs and professional services, partially offset by an increase in medical claims and a credit in the second quarter of 2019 from the sale of a claim regarding credit card interchange fees.
•Net loss totaled $43.1 million, or a $(1.14) loss per share, compared to a net loss for the same period last year of $11.6 million, or a $(0.31) loss per share.
•As of October 31, 2020, we held $1.2 million of cash and cash equivalents, compared to $3.2 million as of February 1, 2020.
•As of October 31, 2020, bank borrowings were $10.1 million, with $6.8 million of availability under the Company's Credit Facility. As of October 31, 2020, we had $5.0 million outstanding under our Term Loan Facility and $3.9 million outstanding under the Secured Vendor Financing Program. As of February 1, 2020, we had no outstanding borrowings and $16.7 million of availability under the Company's Credit Facility. As of February 1, 2020, the Term Loan Facility and Secured Vendor Financing Program did not exist.

Net Sales

The overall 34.3% decrease in net sales for the thirty-nine weeks of Fiscal 2020 was largely driven by the temporary closing of retail stores, all of which were closed to customers during the latter half of fiscal March, all of fiscal April and May, and at least some of June, as well as the lack of rebound of store traffic and sales to previous levels during the 2020 third quarter. The components of the 34.3% net sales decrease in the thirty-nine weeks of Fiscal 2020 as compared to the thirty-nine weeks of Fiscal 2019 were as follows:

Thirty-nine Weeks Ended
Sales driver change components	October 31, 2020
Number of transactions	(23.2)%
Average unit retail	(12.6)%
Units per transaction	(2.1)%
Other sales	3.6%
Total sales driver change	(34.3)%

Net sales decreased primarily due to a 23.2% decrease in the number of transactions, a 12.6% decrease in average unit retail, and a 2.1% decline in units per transaction.

Store count, openings, closings, and square footage for our stores, excluding the impacts of temporary store closures, were as follows:

	Store Count						Square Footage (1)
	February 2,			MPW	October 31,	Avg. Store	October 31,	February 2,
Stores by Format	2020	Open	Close	Conversions	2020	Count	2020	2020
MPW	309	7	—	—	316	313	1,256	1,244
Outlet	77	—	—	—	77	77	310	310
Christopher and Banks	32	—	(1)	—	31	31	103	103
C.J. Banks	29	—	(1)	—	28	28	100	100
Total Stores	447	7	(2)	—	452	449	1,769	1,757
(1)Square footage presented in thousands

Average store count in the thirty-nine weeks of Fiscal 2020 was 449 stores compared to an average store count of 455 stores in the thirty-nine weeks of Fiscal 2019, a decrease of 1.4%. Average square footage in the thirty-nine weeks of Fiscal 2020 decreased 0.1% compared to the thirty-nine weeks of Fiscal 2019.

Gross Profit

Gross margin rate decreased 1,510 basis points compared to the same period last year primarily due to lower merchandise margin due to markdowns, fixed occupancy costs for stores versus lower revenues as well as higher freight and eCommerce costs.

Selling, General, and Administrative (“SG&A”) Expenses

SG&A expense was $22.0 million, or 25.5%, less than last year's thirty-nine weeks due primarily to lower expenses for store and corporate compensation, marketing, store operation costs and professional services, partially offset by an increase in medical claims and a credit in the second quarter of 2019 from the sale of a claim regarding credit card interchange fees.

Depreciation and Amortization

Depreciation and amortization expense decreased by $0.8 million, or 12.3%, primarily due to lower Fiscal 2020 depreciation for capitalized software costs. Depreciation expense was also less for store leasehold improvements, primarily driven by a decline in average number of stores, as well as lower depreciation expense for computer hardware, furniture and fixtures and warehouse equipment.

Operating Loss

Our $31.3 million increase in operating loss in the thirty-nine weeks of Fiscal 2020 compared to the thirty-nine weeks of Fiscal 2019 was due to the $54.0 million decrease in gross profit and $0.1 million increase in store asset impairment charges, as partially offset by the $22.0 million decrease in SG&A expenses and the $0.8 million decrease in depreciation and amortization expense.

Interest Expense, Net

The increase in net interest expense was due to a higher level of average borrowings from our Credit Facility during the thirty-nine weeks of Fiscal 2020 as well as interest on the $5.0 million drawn on the Term Loan Facility beginning February 27, 2020 and from the Secured Vendor Financing Program that began in August 2020.

Income Tax (Benefit) Provision

Income tax benefit recorded for the thirty-nine weeks of Fiscal 2020 was $50 thousand compared to income tax expense of $113 thousand for the same period of Fiscal 2019. Our effective tax rate was 0.1% for the thirty-nine weeks of Fiscal 2020 compared to (1.0)% in the same period last year.

Net Loss

Our $31.5 million increase in the net loss during the thirty-nine weeks of Fiscal 2020 was due to the $54.0 million decrease in gross profit, the $0.1 million increase in store asset impairment charges and the $0.4 million increase in interest expense, partially offset by the $22.0 million decrease in SG&A expenses and the $0.8 million decrease in depreciation and amortization expense.

Liquidity and Capital Resources

Summary

As previously disclosed, the COVID-19 pandemic has and continues to result in an overall disruption in the Company's operations and supply chain. While virtually all of the Company's retail stores reopened in June and July 2020 after being temporarily closed in March, the majority of reopened stores are operating at reduced capacity and hours in accordance with local regulations. All stores strictly adhere to current CDC recommendations and local regulations to protect the health and safety of customers and associates. During the third quarter of 2020 the Company did not see the level of sales recovery from reopened stores that it had anticipated. The Company believes that COVID-19 has had an outsized impact on its customer demographic as the Company's customers are, in general, quite pragmatic, with limited demand for new outfits in the absence of social engagements during the initial pandemic and subsequent resurgences. In addition, the Company's store traffic data suggests that its customers remain hesitant to shop in stores. Also during the third quarter, the lender for the Company's Credit Facility, an asset-based facility, reduced its appraisal valuations of the Company's inventory, which has the effect of reducing the amount of funding available under the facility. As a result, the Company's revenues, results of operations and cash flows continue to be materially adversely impacted, which raises substantial doubt about the Company's ability to continue as a going concern within one year after the date of the accompanying unaudited Condensed Consolidated Financial Statements.

Prior to 2020, the Company financed its operations principally through cash generated from operations as well as from its asset-based Credit Facility. In 2018, the Company generated additional cash through the sale of its headquarters and distribution facility. Due to continued operating losses, in February 2020 the Company amended its asset-based Credit Facility and put in place a Term Loan Facility (see Note 6). With the 2020 COVID-19 pandemic and the resulting CARES Act passed by Congress, the Company applied for and received a $10.0 million PPP Loan in June 2020. During August 2020, the Company put in place a Secured Vendor Financing Program. On October 27, 2020, Cache Valley Bank submitted the Company's PPP Loan forgiveness application to the SBA. The SBA has 90 days to review and issue a decision regarding forgiveness. The Company believes that the SBA will approve the PPP Loan forgiveness application and that the loan principal will be entirely forgiven.

The Company continues to take short-term measures to increase its liquidity and sources of financing. However, conditions remain challenging and the Company has engaged strategic advisors, including B. Riley Securities Inc., to assist with management's evaluation and pursuit of available strategic alternatives. Various alternatives are being evaluated to improve the Company's liquidity and financial position, including, but not limited to, further lease concessions and deferrals, further reductions of operating and capital expenditures, raising additional capital including seeking a refinancing of the Company's debt, sale of the Company or its assets and restructuring its debt and liabilities through a private restructuring or a restructuring under the protection of applicable bankruptcy laws. However, there can be no assurance that the Company will be able to improve its financial position and liquidity, complete a refinancing, raise additional capital or successfully restructure its indebtedness and liabilities. The Company's strategic plans are not yet finalized and are subject to numerous uncertainties including negotiations with creditors and investors and conditions in the credit and capital markets.

There is significant uncertainty around the disruptions related to the COVID-19 pandemic and its impact on the global economy. The Company has experienced, and could continue to experience, other impacts as a result of the COVID-19 pandemic, including, but not limited to, significant impacts on its results of operations and charges from potential adjustments to the carrying amount of its inventory and long-lived asset impairment charges. While the Company anticipates future results of operations will continue to be adversely impacted, the full extent to which the COVID-19 pandemic impacts the Company's future results will depend on future developments, which are highly uncertain and cannot be predicted at this time, including new trends and information which may emerge concerning the severity of the COVID-19 pandemic in the United States, actions taken to contain it or treat its impact, resurgence(s) of COVID-19 that occur, and how quickly and to what extent normal economic and operating conditions can resume.

Capital Resources

While we are currently seeking alternative sources of financing, historically we have utilized funds generated by operating activities, available cash and cash equivalents, our Credit Facility and our Term Loan Facility to finance our business. In addition, on June 2, 2020 we received $10.0 million of proceeds in the form of a PPP Loan. The Company has been able to apply the loan proceeds toward the payment of payroll, rent, utilities and other qualified expenses in accordance with the conditions of the PPP and believes that the loan principal will be entirely forgiven under the CARES Act.

Our cash and cash equivalents balance as of October 31, 2020 was $1.2 million, compared to $3.2 million as of February 1, 2020.

As of October 31, 2020, bank borrowings under our Credit Facility totaled $10.1 million, with $6.8 million of availability under the Company's Credit Facility. As of October 31, 2020, we had $5.0 million of principal outstanding under our Term Loan Facility.

The Credit Facility was amended on February 27, 2020. This third amendment, among other changes, removed the $5.0 million revolving “first-in, last-out” (“FILO”) tranche credit facility and permitted the Company to incur indebtedness under the Term Loan Facility. The Credit Agreement and the Term Loan Facility were subsequently amended on August 5, 2020, to create a specific covenant basket for the PPP Loan, thus freeing up the Company's $10.0 million unsecured debt basket. The current expiration date of the existing facilities is August 3, 2023.

The Credit Facility's capped borrowing base at October 31, 2020 was approximately $32.2 million. As of October 31, 2020, the Company had open on-demand letters of credit of approximately $12.0 million. Accordingly, after reducing the capped borrowing base for current borrowings of $10.1 million, open letters of credit and the required minimum availability of the greater of $3.3 million, or $3.0 million (10.0% of the revolving loan cap), the net availability of revolving credit loans under the Credit Facility was approximately $6.8 million at October 31, 2020.

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

See Note 6 - Credit and Term Loan Facilities, Secured Vendor Financing Program and PPP Loan of the unaudited Condensed Consolidated Financial Statements for additional details regarding our Credit Facility, Term Loan Facility and PPP Loan.

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

The Company applied the loan proceeds toward the payment of qualified payroll expenses in accordance with the conditions of the PPP. On October 27, 2020, Cache Valley Bank submitted the Company's PPP Loan forgiveness application to the SBA. The SBA has 90 days to review and issue a decision regarding forgiveness. The Company believes that the SBA will approve the PPP Loan forgiveness application and that the loan principal will be entirely forgiven under the CARES Act.

On August 5, 2020, Christopher & Banks Company, a subsidiary of the Company, entered into a Secured Vendor Program with ALCC, LLC (the “Program Agreement”), in order to improve cash flow and better align the Company's payment for inventory with when it is sold. Under the Program Agreement, ALCC may purchase up to $10 million of inventory from Christopher & Banks Company’s vendors on behalf of Christopher & Banks Company (the “Inventory”). Christopher & Banks Company must pay ALCC for the Inventory either when Christopher & Banks Company sells the Inventory or 180 days after ALCC purchases the Inventory. Christopher & Banks Company must pay ALCC an origination fee of 1.00% on each purchase order, as described in the Program Agreement. Christopher & Banks Company is required to pay weekly interest ranging from 5.0% to 6.0% on any unsold Inventory at rates determined in the Program Agreement. The Program Agreement will remain in effect until August 3, 2023 unless terminated earlier in accordance with its terms.

Because the payment terms for the suppliers that have chosen to participate in the secured vendor program are longer than standard industry practice, these amounts, which totaled $3.9 million as of October 31, 2020, have been excluded from accounts payable in the Condensed Consolidated Balance Sheet as the amounts are included in short-term borrowings.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the first thirty-nine weeks of Fiscal 2020 compared to the first thirty-nine weeks of Fiscal 2019:

	Thirty-nine Weeks Ended
(in thousands)	October 31, 2020	November 2, 2019
Net cash used in operating activities	$(29,624)	$(10,903)
Net cash used in investing activities	(933)	(1,632)
Net cash provided by financing activities	28,561	4,446
Net decrease in cash and cash equivalents	$(1,996)	$(8,089)

Operating Activities

The $18.7 million change in cash used in operating activities in the thirty-nine weeks of Fiscal 2020 compared to the thirty-nine weeks of Fiscal 2019 was primarily due to the larger net loss and non-cash items. The negative effect of these items was partially offset by changes in working capital (primarily accounts payable, accrued and other liabilities, accounts receivable and prepaid and other assets) and lease-related items. Working capital fluctuations are generally a reflection of seasonal patterns and a change in the timing of accounts payable and payroll accruals.

Investing Activities

Cash used in investing activities for the thirty-nine weeks of Fiscal 2020 was $0.9 million as compared to a use of cash of $1.6 million during the same period last year. The $0.7 million change is primarily attributable to lower expenditures for eCommerce initiatives, store leaseholds and other improvements.

Financing Activities

The increase in cash provided by financing activities between Fiscal 2020 and 2019 was due to $10.0 million of borrowings under the PPP Loan, $5.0 million of borrowings under the Company's Term Loan Facility, $3.9 million of borrowings under the Secured Vendor Financing Program and higher net borrowings on the Company's Credit Facility.

Sourcing

There have been no material changes to our ratio of imports to total merchandise purchases or concentration of supplier purchases in the thirteen and thirty-nine-week periods ended October 31, 2020 compared to the Fiscal 2019 year ended February 1, 2020.

Quarterly Results and Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors, including general economic conditions, consumer confidence, customer response to our seasonal merchandise mix, timing of new store openings, adverse weather conditions, and shifts in the timing of certain holidays and shifts in the timing of promotional events.

Inflation

We do not believe that inflation had a material effect on our results of operations for the third quarter and thirty-nine weeks of Fiscal 2020.

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

The words or phrases “will likely result,” “are expected to,” “estimate,” “project,” “believe,” “expect,” “should,” “anticipate,” “forecast,” “intend” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21e of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995 (“PSLRA”). In particular, we desire to take advantage of the protections of the PSLRA in connection with the forward-looking statements made in this Quarterly Report on Form 10-Q. Such forward-looking statements are subject to various risks and uncertainties, including, but not limited to, risks and uncertainties relating to:
•The results of management's plans to evaluate several strategic alternatives, including a private restructuring or reorganization under applicable bankruptcy laws, which may result in the total loss of shareholder value;
•Disruptions to our business from the COVID-19 pandemic;
•Deteriorating economic conditions in the U.S.;
•Changes in U.S. trade policies, including the imposition of tariffs on apparel or accessories and a potential trade war;
•Performance of our stores;
•Our ability to increase sales and achieve and sustain an acceptable level of gross margin;
•Sufficiency and availability of our sources of liquidity;
•Impairment of our long-lived assets; and
•Privacy laws governing our use of customer information.

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

The Company carried out an evaluation as of the end of the period covered by this report (the “Evaluation Date”), under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of October 31, 2020 the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Controls

There were no significant changes in our internal controls that could materially affect our disclosure controls and procedures subsequent to the Evaluation Date. Furthermore, there was no change in our internal control over financial reporting during the quarter ended October 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are subject, from time to time, to various claims, lawsuits or actions that arise in the ordinary course of business. We accrue for loss contingencies associated with outstanding litigation or legal claims for which management has determined it is probable that a loss contingency exists and the amount of the loss can be reasonably estimated. If we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue a potential loss contingency. For additional information, see Note 11, Legal Proceedings, to the Condensed Consolidated Financial Statements.

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

We have determined that there is substantial doubt about our ability to continue as a going concern. Although we are evaluating several alternatives, it is possible that we will pursue a reorganization under applicable bankruptcy laws, possibly as soon as the fourth quarter of Fiscal 2020.

In accordance with the accounting guidance related to the presentation of financial statements, when preparing financial statements for each annual and interim period, management evaluates whether there are conditions or events that, when considered in the aggregate, raise substantial doubt about a company's ability to continue as a going concern within one year after the date the financial statements are issued. In making its assessment, management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and obligations due over the next twelve months.

Like many other retailers, the COVID-19 pandemic has had a significant impact on our business and results of operations. We have considered the projected impact of COVID-19 on our cash flows and analyzed our future compliance with the financial covenants under the Credit Facility and the Term Loan Facility, and based on such projections and analysis, we will not remain in compliance with applicable covenants, including, but not limited to, maintaining adequate Availability, as defined in the Credit Facility agreement. If we violate these covenants and are unable to obtain an amendment or waiver from our lenders, we will be in default under these facilities and under cross-default provisions of the Secured Vendor Financing Program, and our debt could be accelerated by the lenders.

Absent obtaining a waiver from our lenders or negotiating an amendment to avoid acceleration of our indebtedness, we will be in default on our Credit Facility, our Term Loan Facility and our Secured Vendor Financing Program and we do not have sufficient liquidity to repay the amounts due under our indebtedness, consisting of amounts outstanding under those facilities. Furthermore, our current forecast for our financial condition and liquidity sources also raises doubt as to our ability to meet other obligations, including interest payments related to our indebtedness and lease obligations over the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern within one year after these condensed consolidated financial statements are issued.

If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. We may not be able to obtain new financing on commercially reasonable terms, on terms that are acceptable to us, or at all. If our debt is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected.

The Company continues to take short-term measures to increase its liquidity and sources of financing. However, conditions remain challenging and the Company has engaged strategic advisors, including B. Riley Securities Inc., to assist with management's evaluation and pursuit of available strategic alternatives. Various alternatives are being evaluated to improve the Company's liquidity and financial position, including, but not limited to further lease concessions and deferrals, further reductions of operating and capital expenditures, raising additional capital including seeking a refinancing of the Company’s debt, sale of the Company or its assets and restructuring its debt and liabilities through a private restructuring or a restructuring under the protection of applicable bankruptcy laws. However, there can be no assurance that the Company will be able improve its financial position and liquidity, complete a refinancing, raise additional capital or successfully restructure its indebtedness and liabilities. The Company’s strategic plans are not yet finalized and are subject to numerous uncertainties including negotiations with creditors and investors and conditions in the credit and capital markets. As a result, we have concluded that management's plans do not alleviate substantial doubt about our ability to continue as a going concern. The Company cannot guarantee that any of these potential alternatives will be successful, and should we restructure or reorganize under applicable bankruptcy laws, there will likely not be any value distributed to our shareholders, and our shares could be cancelled for no consideration.

Doubts regarding our ability to continue as a going concern could have an adverse material impact on our relationships with customers, vendors, suppliers, landlords, employees, and others, which in turn could materially adversely affect our business, results of operations and financial condition.

Doubts regarding our ability to continue as a going concern could result in the further loss of confidence by customers, vendors, suppliers, landlords, employees and others, which in turn could materially adversely affect our business, results of operations and financial condition. Concerns about our financial condition could adversely impact the payment terms we can obtain from some of our vendors and suppliers. Some landlords may refuse to lease sites to us or to renegotiate existing store leases in light of the uncertainty regarding our ability to continue as a going concern. We depend on our ability to retain our key employees at all levels of our business and on our ability to attract new qualified personnel. If we are unable to retain our key employees and we do not succeed in attracting new qualified personnel as a result of the uncertainty regarding our ability to continue as a going concern, our business and results of operations could suffer. Doubts regarding our ability to continue as a going concern may adversely impact our customers' perceptions of our business and our continued viability, which in turn could further negatively impact our revenues. Further declines in our revenues as a result of these perceptions or otherwise may have a material adverse impact on our cash flows, results of operations and financial condition.
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
Governmental authorities are mandating various restrictions in an effort to slow the spread and resurgence of the virus, including travel restrictions, social distancing, restrictions on public gatherings, “shelter at home” orders and advisories and quarantining of people who may have been exposed to the virus. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. Many experts predict that the outbreak has triggered a period of material global economic slowdown or a global recession.
The COVID-19 pandemic has had, and will continue to have, a significant adverse effect on our business, financial performance and condition, operating results, liquidity and cash flows. Factors that would negatively impact our ability to successfully operate during the current outbreak of the COVID-19 pandemic or another pandemic include:

•our inability to keep open stores and distribution centers, and our inability to attract customers to re-opened stores, given the risks, or perceived risks, of gathering in public places;
•our inability to reinstate, retain and incentivize associates, to assist in the operation of our stores and distribution centers;
•our inability to renegotiate lease agreements with our landlords;
•supply chain delays due to closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;
•our inability to move existing inventory, including potentially having to sell existing inventory at a discount or write-down the value of inventory, and the costs and expenses of updating and replacing inventory;
•fluctuations in regional and local economies, including the impact on regional and local retail markets and consumer confidence and spending;
•fluctuations in regional and local COVID-19 restrictions on businesses, including varying executive orders and social-distancing guidance regarding retailers and indoor public gatherings;
•our exposure to claims alleging that we have not re-opened our stores in compliance with government guidelines, or that associates, customers and third parties contracted COVID-19 due to our negligent failure to implement reasonable precautions to prevent the spread of the virus in our stores;
•our inability to delay merchandise and other payments to vendors;
•our inability to pay associate compensation, including incentive payments, in a timely manner, or at all;
•our inability to preserve liquidity and difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect business operations or address maturing liabilities;
•increased volatility and adverse impact on the value of our common stock.

The extent of the impact of the COVID-19 pandemic on our business, consolidated results of operations, consolidated financial position and consolidated cash flows, including any potential impairment or other fair value adjustments, will depend largely on future developments, including the duration and spread of the outbreak within the U.S., the related impact on consumer confidence and spending, the availability of government relief programs, the potential efficacy and availability of a COVID-19 vaccine, and whether we will be able to resume normal operations, all of which are highly uncertain and cannot be predicted. Additionally, we may need to cease or significantly limit our operations again due to subsequent outbreaks, either more broadly or within our stores. COVID-19 continues to present significant uncertainty and risk with respect to our business, financial performance and condition, operating results, liquidity and cash flows. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in Part I, Item 1A, “Risk Factors” in our Fiscal 2019 10-K and discussed from time to time in our filings with the SEC, including, among others, those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

On June 2, 2020 the Company was granted a loan of $10.0 million pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. An event of default may make the Company ineligible for PPP Loan forgiveness and may result in regulatory investigations and litigation.

The Company may only use funds from the PPP Loan for purposes specified in the CARES Act and related PPP rules including for payroll costs, costs used to continue group health care benefits, rent and utilities. Other uses will constitute a default under the PPP Loan. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act during the 24-week period commencing on the date of disbursement of the PPP Loan. While the Company currently believes that its use of the PPP Loan proceeds has met the conditions for forgiveness of all of the PPP Loan, the Company cannot provide assurance that it will not take actions that could cause it to be ineligible for forgiveness of the PPP Loan, in whole or in part. The occurrence of an event of default may trigger the immediate repayment of all amounts outstanding, collection of all amounts owing from the Company, regulatory investigations and/or litigation against the Company.

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
10.2
Fourth Amendment, dated August 5, 2020, to the Second Amended and Restated Credit Agreement, dated July 12, 2012, by and among Christopher & Banks Corporation, Christopher & Banks Company, & Wells Fargo Bank, National Association.

10.3
First Amendment, dated August 5, 2020, to the Credit Agreement, dated February 27, 2020, by and among Christopher & Banks Corporation, Christopher & Banks, Inc. and Christopher & Banks Company and ALCC, LLC.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Financial statements from the Quarterly Report on Form 10-Q of Christopher & Banks Corporation for the fiscal quarter ended October 31, 2020, formatted in Inline eXtensible Business Reporting Language ("XBRL"): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements
104*	The cover page is formatted in Inline XBRL (included within Exhibit 101).
*   Filed with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHRISTOPHER & BANKS CORPORATION

Dated: December 14, 2020	By:	/s/ Keri L. Jones
Keri L. Jones
President, Chief Executive Officer
(Principal Executive Officer)

Dated: December 14, 2020	By:	/s/ Richard Bundy
Richard Bundy
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)